Form 10-K
period 1993-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1994-03-29
CIK 18647

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-K

                         ---------------
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended......................December 31, 1993

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from...............to..................
Commission file number.....................................1-3268

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
     (Exact name of registrant as specified in its charter)

            New York                       14-0555980
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

284 South Avenue, Poughkeepsie, New York       12601-4879
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (914) 452-2000

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
Title of each class                      on which registered

Common Stock, $5.00 par value           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                       Title of each class

                   Cumulative Preferred Stock:

                          4 1/2% Series
                          4.75% Series
                          7.72% Series

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No


          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 14, 1994 was $493,231,275, based upon the lowest price at which Registrant's Common Stock was traded on such date, as reported on the New York Stock Exchange listing of composite transactions.

          The number of shares outstanding of Registrant's Common
Stock, as of February 14, 1994, was 17,007,975.


               DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference in the respective Parts of this Form 10-K noted below:

          1. Certain portions of Registrant's Annual Report to Shareholders, for the fiscal year ended December 31, 1993, are contained in Exhibit 13 hereto and are incorporated by reference in Parts I, II and IV of this Report.

          2. Registrant's definitive Proxy Statement, dated February 25, 1994, used in connection with its Annual Meeting of Shareholders to be held on April 5, 1994, is incorporated by reference in Part III hereof.

                        TABLE OF CONTENTS
                                                        Page

Table of Contents
                             PART I

Item 1    BUSINESS                                        1

          Generally                                       1

               Electric Sales to IBM                      1

          Construction Program and Financing              2

          Rates                                           3

               Generally                                  3
               Rate Proceedings - Electric and Gas        3
               Cost Adjustment Clauses                    4
               Take-or-Pay Gas Liability                  4
               Other Rate Matters                         4

          Fuel Supply and Cost                            4

               Residual Oil                               5
               Coal                                       6
               Natural Gas                                6
               Nuclear                                    7

          Research and Development                        7

          Environmental Quality                           7

               Air                                        7
               Water                                      9
               Toxic Substances and Hazardous Wastes     10
               Other                                     11

          Regulation                                     12

               Generally                                 12
               Energy Policy Act of 1992                 12
               Alternative Electric Power Generation     13
               Least-Cost Generation Supply              13
               Energy Efficiency Programs                14








                               (i)
                   TABLE OF CONTENTS (Cont'd)

                                                        Page

Item 1    BUSINESS (Cont'd)                              14

               Other Matters                             14

                    Competition                          14
                    Municipal Utilities                  15
                    Economic Development Power           15
                    Marketing                            16
                    Gas Service Incident                 16
                    Labor Relations                      16
                    EMF                                  16
                    Affiliates                           17

               Executive Officers of the Company         17

Item 2   PROPERTIES                                      20

               Electric                                  20

                    General                              20
                    Load and Capacity                    22
                    Roseton Plant                        24
                    Nine Mile 2 Plant                    26

                         General                         26

                    Operational Matters                  26

                         NRC and INPO Monitoring         26
                         Radioactive Waste               27
                         Refueling Outage                27

               Gas                                       28

                    General                              28
                    Current Gas Supply                   28
                    Sufficiency of Supply and
                      Future Gas Supply                  28
                    Other                                28

               Other Matters                             29





                              (ii)
                   TABLE OF CONTENTS (Cont'd)

                                                        Page


Item 3   LEGAL PROCEEDINGS                               30

               Asbestos Litigation                       30
               Environmental Litigation                  31
               IBM Litigation                            32
               Catskill Incident                         33
               Income Tax Assessments                    35

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                        35

                             PART II                     35

Item 5    MARKET FOR THE COMPANY'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                    35

Item 6    SELECTED FINANCIAL DATA                        36

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  36

Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA    37

          (a)  Financial Statements                      37
          (b)  Supplementary Financial Information       37
          (c)  Other Financial Statements and Schedules  37

Item 9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE                                     37

                            PART III                     37

Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          COMPANY                                        37

Item 11   EXECUTIVE COMPENSATION                         38

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                          38

Item 13   CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                   38



                              (iii)

                                                        Page

                             PART IV                     38

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K                            38

          (a)  Documents filed as part of this Report:   38

               1.  Financial Statements                  38
               2.  Financial Statement Schedules         38
               3.  Exhibits                              39

          (b)  Reports on Form 8-K                       39

          (c)  Exhibits Required by Item 601 of
                 Regulation S-K                          40

          (d)  Financial Statement Schedules required
               by Regulation S-X which are excluded
               from the Company's Annual Report to
               Shareholders for the fiscal year ended
               December 31, 1993                         40

SIGNATURES                                               41-42

INDEX TO FINANCIAL STATEMENTS                            F-1

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES                            F-2

CONSENT OF INDEPENDENT ACCOUNTANTS                       F-2

FINANCIAL STATEMENT SCHEDULES FOR THE YEARS 1991, 1992 AND 1993:

Schedule V    - Utility Plant                     F-3  - F-8
Schedule VI   - Accumulated Depreciation and
                Amortization of Utility Plant     F-9  - F-14
Schedule VIII - Reserves                          F-15 - F-17
Schedule IX   - Short-Term Borrowings             F-18 - F-19
Schedule X    - Supplementary Income
                Statement Information             F-20 - F-21


EXHIBIT INDEX                                     E-1  - E-29

EXHIBITS



                              (iv)
                             PART I

                        Item 1 - BUSINESS

Generally

          Registrant ("Company") is a gas and electric corporation formed, on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. The Company generates, purchases and distributes electricity and purchases and distributes gas. The Company, in the opinion of its general counsel, has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from such River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 639,000. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston and in certain outlying and intervening territory. The number of Company employees at December 31, 1993 was 1,370.

          The Company's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

          Total revenues and operating income before income taxes
(expressed as percentages), derived from electric and gas operations for each of the last three years, were as follows:

          Percent of            Percent of Operating
          Total Revenues        Income before Income Taxes

          Electric   Gas        Electric     Gas

1993      82%        18%        89%          11%
1992      82%        18%        87%          13%
1991      86%        14%        93%           7%


          Electric Sales to IBM: The Company's largest customer is International Business Machines Corporation ("IBM"), which accounted for approximately 14% of the Company's total electric revenues for the year ended December 31, 1993. Published reports indicate that IBM reduced its employment by 45,000 worldwide to 256,000 in 1993 from 301,000 in 1992. Such reports also indicate that IBM has reduced its employment in the Company's service territory by up to 8,400 employees in 1993. IBM, in February 1994, announced a further reduction of approximately 1,500 employees in 1994 in the Company's service territory. Such reductions would bring the total number employed in the Company's service territory to approximately 11,600, as compared to the peak level of IBM employment in excess of 30,000 in 1985. During 1993, IBM phased out its semiconductor manufacturing operations at its East Fishkill, New York facility, which is in the Company's service territory. This downsizing of IBM has resulted in a decline of electric sales to IBM by 20% in 1993. The Company cannot assess at this time the effect, if any, of such IBM employment reductions on the Company's future results of operations.

          Additional information concerning revenues and operating profits, and information concerning identifiable assets for the electric and gas segments, which are the significant industry segments of the Company, are set forth in Note 10 to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1993 (which Statements, including the Notes thereto, are hereinafter called "Company's 1993 Financial Statements"), appearing on pages 69 through 71 of the Company's 1993 Financial Statements (which Statements, together with Registrant's "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included as Exhibit 13 hereto and hereinafter called "Exhibit 13"), which Note 10 is incorporated herein by reference.

Construction Program and Financing

          The Company is engaged in a construction program which is presently estimated to involve total cash expenditures during the period 1994 through 1998 of approximately $364 million. The Company's principal construction projects consist of those designed to improve the reliability, efficiency and environmental compatibility of the Company's generating facilities and those required to expand, reinforce and replace the Company's transmission, substation, distribution and common facilities.

          For estimates of construction expenditures, internal funds, mandatory redemption of long-term securities, and working capital requirements for the five-year period 1994-1998, see the subcaption "Construction Program" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 6 through 8 of Exhibit 13 hereto, which subcaption is incorporated herein by reference.

          For a discussion of the Company's capital structure, financing program, short-term borrowing arrangements and sale of accounts receivable, see Notes 4 through 6 and Note 8 to the Company's 1993 Financial Statements, and the subcaptions "Capital Structure," "Financing Program" and "Short-term Debt and Sale of Receivables," appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing, in the case of said Notes, on pages 52 through 56, and 61 of Exhibit 13 hereof and, in the case of said subcaptions, on pages 8 and 9 of Exhibit 13 hereof, which Notes and subcaptions are incorporated herein by reference.

          The Company's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, Preferred Stock and Common
Stock or of unsecured short-term debt.

          The Company's various debt instruments include limitations as to the amount of additional funded indebtedness which the Company can issue. The Company believes such limitations will not impair its ability to issue any or all of the debt described under said caption "Financing Program" incorporated herein by reference.

          The Company has authority from the State of New York Public Service Commission ("PSC") to issue, at any time through December 31, 1997, unsecured short-term debt for capital purposes in an aggregate principal amount not to exceed at any time $52 million.

Rates

          Generally: The electric and gas rates of the Company applicable to service supplied to retail customers within the State of New York generally are regulated by the PSC.
Transmission rates and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy
Regulatory Commission ("FERC").

          During 1993, the average price per kWh paid by the Company's residential electric customers was 11.2 cents, representing an increase of approximately 1.8% over the 11 cents average price during 1992. The rise in average price during 1993 was due primarily to the annualized effect of the increase in the Company's base electric rates effective April 15, 1992.

          Rate Proceedings - Electric and Gas: For information with respect to the PSC's Opinion and Order Determining Revenue Requirement and Rate Design, issued and effective February 11, 1994, incorporating the PSC's Order Adopting Revenue Requirement and Rate Design, issued and effective December 16, 1993, which authorizes the Company to increase its base rates for electric service and denies the Company's request to increase rates for base gas service, see subcaptions "Rate Proceeding - Electric" and "Rate Proceeding - Gas," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 9 and 10 of Exhibit 13 hereto, which subcaptions are incorporated herein by reference.

          Cost Adjustment Clauses: The Company's tariff for retail electric service includes a fuel cost adjustment clause pursuant to which electric rates are adjusted to reflect changes in the costs of fuels used in electric generation and of certain purchased power from the level of such costs included in the Company's base rates for electricity. The Company's tariff for gas service includes a gas cost adjustment clause pursuant to which gas rates are adjusted to reflect changes in the price of natural gas purchased from pipeline and/or third party suppliers and certain costs of manufactured gas from the level of such costs included in base rates for gas.

          For more information with respect to such clauses, see the discussions under the subcaptions "Deferred Electric Fuel Costs" and "Deferred Gas Costs" in Note 1 to the Company's 1993 Financial Statements appearing on pages 44 and 45 of Exhibit 13 hereto, which subcaptions are incorporated herein by reference.

          Take-or-Pay Gas Liability: For a discussion of the PSC proceeding commenced in 1988 to determine, among other things, whether recovery of some or all of take-or-pay costs should be denied New York gas distribution companies, see the subcaption "Take-or-Pay Gas Costs" in Note 9 to the Company's 1993 Financial Statements appearing on page 65 of Exhibit 13 hereto, which subcaption is incorporated herein by reference.

          Other Rate Matters: From time to time legislation is introduced in the New York State Legislature which, if enacted, would affect the rate structures and ability to recover costs of service of all electric and/or gas utilities operating in New York State.

          The PSC from time to time has initiated various proceedings and taken action relating to the rate structures and operations of electric and/or gas utilities which could or will require Company action and the expenditure of funds.

Fuel Supply and Cost

          The Company's two primary fossil fuel-fired electric generating stations are the Roseton Plant (described in Item 2 below under the subcaptions "Electric - General" and "Electric - Roseton Plant") and the Danskammer Plant (described in Item 2 below under the subcaption "Electric - General"). The Roseton Plant is fully equipped to burn both residual oil and natural gas. Units 1 and 2 of the Danskammer Plant are equipped to burn residual oil or natural gas. Units 3 and 4 of the Danskammer Plant are capable of burning coal, natural gas, or residual oil.

          For the 12 months ended December 31, 1993, the sources and related costs of electric generation for the Company were as follows:
                                             Aggregate Fuel
Sources of         Percentage of             Costs in 1993
Generation         Energy Generated               ($000)


Oil                     17.8%                  $26,116
Coal                    33.7                    34,234
Gas                      3.1                     5,971
Hydroelectric            2.4                       516
Nuclear                 11.4                     3,705
Purchased Power         31.6                    49,809

                       100.0%
                       ======
Fuel Handling Costs                              1,514
Deferred Fuel Cost                                 385

                                              $122,250
                                              ========


          Residual Oil: The Company has available, through ownership or contractual arrangements with Amerada Hess Corporation ("Hess"), oil storage facilities having a capacity for the Danskammer Plant of 190,714 barrels at December 31, 1993. The Roseton Plant has available, through ownership or contractual arrangements with Hess and the Company, oil storage facilities having a capacity of 1,544,000 barrels, of which the Company's share is 540,000 barrels. At December 31, 1993, there were 1,084,348 barrels of fuel oil in inventory for use in these Plants, which amount represents an average daily supply of 43 days.

          As a result of the minimal fuel oil required at the Danskammer Plant, all of that Plant's fuel oil requirements are supplied through spot market purchases. The price for Danskammer Plant fuel oil is determined on the basis of published spot market prices in effect on the day of delivery. For part of 1993, the Roseton Plant fuel oil requirements were supplied equally under two contracts, the prices for which were determined on the basis of published market indices in effect at the time of delivery, and each such contract for the Roseton Plant permits the Company to make certain spot purchases from others. The term of one of the Roseton Plant supply contracts ended on September 30, 1993. The term of the other Roseton Plant supply contract, which supplied 100% of the Roseton Plant's fuel oil requirements for the remainder of 1993, ends on August 31, 1994 and thereafter is automatically extended on a year to year basis, subject to termination by either party.

          Prior to 1987, the Company's primary fuel source was residual fuel oil, the price of which can be volatile. However, with the completion of the Danskammer Plant Units 3 and 4 coal reconversion in 1987, the 1988 commencement of commercial operation of the Nine Mile 2 Plant, and the completion in 1992 of modifications to the Roseton Plant to burn natural gas as an alternative fuel, the Company is less dependent on residual fuel oil for its electric generation.

          The Danskammer Plant and the Roseton Plant both burn No. 6 residual fuel oil. The Danskammer Plant burns fuel oil having a maximum sulfur content of 1%, while the Roseton Plant burns fuel oil having a sulfur content not exceeding 1.5% maximum and 1.3% weighted annual average, which may be modified under certain circumstances. (See discussion below under the subcaption "Environmental Quality - Air.")

          Coal: In order to provide for its requirements for coal to be burned at Units 3 and 4 of the Danskammer Plant, the Company has entered into two long-term contracts for the purchase of up to an aggregate of 720,000 tons per year of low sulfur (0.7% maximum) coal. The unit cost of purchases under these contracts are fixed for periods which end on December 31, 1994. Thereafter, one contract is subject to renegotiation while the other contract is subject to increases and decreases based on prices tied to the price of coal purchased by the Company on the spot market. The Company in 1993 entered into a contract providing for the purchase of coal on the spot market.

          The Company has entered into agreements with two railroads for the transportation of such coal, the cost of which is subject to escalation and de-escalation based on formulas tied to published and recognized rail cost indices. One such transportation agreement expires on March 31, 2000, subject to earlier termination on certain dates by either party. The other such agreement expires on December 31, 1996 and is thereafter automatically renewed on a year to year basis, subject to termination by either party.

          Natural Gas: Natural gas is purchased for both the Roseton Plant and the Danskammer Plant through the Company's contracts with its firm natural gas pipeline suppliers (see the subcaption in Item 2 below entitled "Gas - Current Gas Supply"), for the Danskammer Plant through spot purchases and for the Roseton Plant through the Iroquois Gas Transmission System. Due to supply limitations and deliverability constraints on both interstate gas pipelines and the Company's gas facilities, natural gas is burned at the Danskammer Plant and at the Roseton Plant, principally during the months of April through October. The aggregate volume of natural gas so used as boiler fuel during 1993 was 4.0 billion cubic feet.

          Nuclear:  See the subcaption "Electric - Nine Mile 2
Plant - Outages" in Item 2 below for a discussion of fuel reloading at the Nine Mile 2 Plant.

Research and Development

          The Company is engaged in the conduct and support of research activities affecting its business, both in its own territory in New York State and nationally, which activities are designed to improve existing energy technologies and to develop new technologies related to the production, distribution and conservation of energy. New York law requires electric and gas utilities to contribute to research related to new energy technologies to be undertaken by the New York State Energy Research and Development Authority. The PSC has established a guideline for electric utilities to spend about 1% of electric revenues on electric research, development and demonstration projects. In addition, the Company makes contributions in support of gas research, development and demonstration projects.

          The Company's expenditures for electric and gas research and development projects amounted to $5.6 million in 1991, $5.0 million in 1992 and $4.6 million in 1993. The Company estimates that its 1994 expenditures for research and development will total approximately $4.1 million.

Environmental Quality

          The Company is subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of its operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. In connection with such regulation, certain permits are required with respect to the Company's facilities, which permits have been obtained and/or are in the renewal process. Generally, the principal environmental areas and requirements to which the Company is subject are as follows:

          Air: State regulations affecting the Company's existing electric generating plants govern the sulfur content of fuel used therein, the emission of particulate matter and certain other pollutants therefrom and the visibility of such emissions. In addition, federal and state ambient air quality standards for sulfur dioxide, nitrogen oxides and suspended particulates must be complied with in the area surrounding the Company's generating plants.

          The Company operates an ambient air quality monitoring system in the area surrounding the Roseton and Danskammer Plants, which system is designed to provide measurements of sulfur dioxide concentrations to indicate whether applicable air quality standards are being met. Air monitoring results reveal that certain applicable state and federal standards for ambient sulfur dioxide concentrations and certain state air quality control laws and regulations with respect to emissions of sulfur dioxide have been occasionally exceeded. The opacity limitation also has been occasionally exceeded. The Company believes that present air quality standards for nitrogen oxides, sulfur dioxide and particulates are satisfied in the area surrounding the Danskammer and Roseton Plants.

          The sulfur content of the oil burned at the Roseton Plant is limited by stipulation, with among others the New York State Department of Environmental Conservation ("NYSDEC"), to an amount not exceeding 1.5% maximum and 1.3% weighted annual average. Such sulfur content limitation at the Roseton Plant can be modified by the NYSDEC in the event of technological changes at such Plant, provided that the sulfur dioxide and nitrogen oxides emissions are limited to that which would have been generated by the use of oil with a sulfur content of 1.3% on a weighted annual average.

          The Clean Air Act Amendments of 1990 ("CAA
Amendments"), address among other things, attainment and maintenance of national ambient air quality standards ("NAAQS") in those areas ("non-attainment areas") in which NAAQS are not currently being attained; adoption of a new, federally-supervised, nationwide permit program for emissions to the atmosphere from stationary sources; control of precursor emissions, namely sulfur dioxide and nitrogen oxides, from fossil-fueled electric power plants ("power plants") that affect "acid rain"; regulation of hazardous air emissions; and increased enforcement provisions, including new criminal sanctions.

          The "acid rain" control program is intended to reduce sulfur dioxide and nitrogen oxides emissions from power plants. The sulfur dioxide and nitrogen oxides reduction requirements do not affect the Company's generating plants until January 1, 2000. The "acid rain" control program will require the Company to install continuous emission monitors on its power plants by January 1, 1995. The sulfur dioxide program provides for emission allowances that will be allocated to power plants, which can be transferred between power plants and utilities. If emission allowances were exceeded in a year, reductions in future emissions would be required and fines could be assessed.
Although subject to reevaluation as U.S. Environmental Protection Agency ("EPA") regulations are issued, the Company currently anticipates that it will have adequate allowances for the operation of its facilities if sufficient gas is available for consumption at the Roseton Plant. Under the provisions for designated non-attainment areas in the CAA Amendments, states are required to identify measures to be taken to meet schedules for attaining established standards. In New York State, sources of nitrogen oxides emissions will be required to install "Reasonably Available Control Technology" ("RACT"), by May 31, 1995, to assist in achieving attainment of the NAAQS for ozone. The Company has determined that combustion controls will be required to meet the RACT standards for its generating facilities. Such controls, along with continuous emissions monitors which must be installed and certified by January 1, 1995, are currently projected to cost approximately $11 million to install.

          Except as set forth above, the Company is unable to predict the effect (including cost) of these programs on its power plant operations since the details of the CAA Amendments are yet to be completely established by implementing regulations to be issued over a period of years by the EPA and the NYSDEC.
In addition, under the CAA Amendments, further actions may be taken by the EPA or New York State authorities with respect to the non-attainment area classification of the portion of New York State in which the Company's Danskammer and Roseton Plants are located, which could require the Company to expend a significant amount of funds in altering its power plant operations and fuel purchasing programs. In December 1990, the PSC commenced a generic proceeding to examine the effects of the CAA Amendments, and, by Order, issued and effective December 27, 1993, the PSC ordered that New York utilities receiving revenues in connection with emission allowance transactions defer the effects of such transactions for ratemaking purposes. The Company is receiving no such revenues at this time.

          Water: The Company is required to comply with applicable state and federal laws and regulations governing the discharge of pollutants into receiving waters.

          The discharge of any pollution into navigable waterways is prohibited except in compliance with a permit issued by the EPA under the National Pollutant Discharge Elimination System established under the Clean Water Act ("NPDES"). Likewise, under the New York Environmental Conservation Law industrial waste cannot be discharged into state waters without a State Pollutant Discharge Elimination System ("SPDES") permit issued by the NYSDEC. Issuance of a SPDES permit satisfies the NPDES permit requirement. The Company has received SPDES permits for both the Roseton Plant and the Danskammer Plant, its Eltings Corners maintenance and warehouse facility and its Rifton Recreation and Training Center. The SPDES permits for the Roseton Plant and the Danskammer Plant expired on October 1 and November 1, 1992, respectively, and such permits are the subject of separate renewal proceedings currently pending before the NYSDEC. In the Roseton Plant proceeding, the subject of the restriction on use of water for cooling purposes at that Plant (as referred to in Item 3 below, under the caption "Environmental Litigation") is also being discussed. The Company expects that such Permits will be renewed in 1995, but can make no estimate as to the conditions, if any, to which such Permits may be subject. It is the Company's belief that the expired SPDES permits continue in full force and effect pending issuance of the new SPDES permits.

          Toxic Substances and Hazardous Wastes: The Company is subject to state and federal laws and regulations relating to the use, handling, storage, treatment, transportation and disposal of industrial, hazardous and toxic wastes.

          The NYSDEC in 1986 added to the New York State Registry of Inactive Hazardous Waste Disposal Sites six locations at which gas manufacturing plants owned or operated by the Company or by predecessors to the Company were once located. Two other sites, which formerly contained gas manufacturing plants, have been identified by the Company. The Company studied these eight sites to determine whether they contain any hazardous wastes which could pose a threat to the environment or public health and, if such wastes were located at such sites, to determine the remedial actions which may be appropriate. All eight sites were studied using the Phase I guidelines of the NYSDEC and four such sites were studied using the more extensive Phase II guidelines of the NYSDEC. As a result of these studies, the Company concluded that no remedial actions were required at any of these sites. In 1991, the NYSDEC advised the Company that four of the six sites had been deleted from such Registry. In 1992, the NYSDEC advised the Company that the two remaining sites listed on such Registry had been deleted from such Registry. The NYSDEC also indicated that such deletions of the sites were subject to reconsideration in the future, at which time new analytical tests may be required to determine whether or not wastes on site are hazardous. If, as a result of such potential new analytical tests, or otherwise, remedial actions were ultimately required at these sites by the NYSDEC, the cost thereof could have a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of the Company if the Company could not recover all, or a substantial portion thereof, through rates.

          In 1992, the NYSDEC asserted that, after an investigation, the Company and Consolidated Edison Company of New York, Inc. ("Con Edison") were responsible for a petroleum spill emanating from certain transformer facilities located at the Pleasant Valley Substation owned by Con Edison. The Company has an agreement with Con Edison under which the Company performs ordinary maintenance with respect to these transformer facilities. At the direction of NYSDEC, in 1992, the Company undertook certain oil clean up with respect to such spill and certain containment action with respect to further discharge of oil at the site. The Company in 1992 also commenced an investigation of potential contamination of related surface and groundwaters. The preliminary results of such investigation indicate the presence, above groundwater standards, of a hazardous substance which appears to be unrelated to such oil spill. The Company has informed Con Edison of Con Edison's responsibility for any costs or damages that might result from the spill and/or the existence of other hazardous substances and the actions of the NYSDEC with respect thereto. In 1993, Con Edison assumed responsibility for the conduct of further assessments of the possible release of hazardous substances with respect to such spill. The Company believes that, as owner of the property, Con Edison will be responsible for any costs of remediation, if required.

          In August 1992, the NYSDEC notified the Company that the NYSDEC suspected that the Company's offices at Little Britain Road in New Windsor, Orange County, New York, may constitute an inactive hazardous waste disposal site. NYSDEC stated that unless the Company agreed to conduct an assessment of conditions on the site, NYSDEC would perform such an assessment. The Company is currently negotiating an Order on Consent with the NYSDEC pursuant to which the Company would perform such a site assessment. Assuming such Order on Consent were entered into, the Company is unable to predict the results of such assessment, whether remediation would be required, and, if so, the potential costs of any such remediation.

          In September 1993, J and T Recycling, Inc. ("J and T"), requested the Company, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"), to participate, in lieu of litigation, in the cost of remediation of a landfill site in the Town of Poughkeepsie, New York, known as the FICA Landfill. The State of New York had commenced litigation against J and T, under CERCLA, as the operator of the FICA Landfill to require remediation of such Landfill. On October 8, 1993, the Company received a demand for information from the NYSDEC and the New York State Department of Law (Environmental Protection Bureau) relating to any waste material sent by the Company to the FICA Landfill. As set forth in the Company's response to such demand, the Company does not believe it is a PRP for environmental conditions at the FICA Landfill. However, if the Company were found to be a PRP, the cost to the Company to participate in such remediation cannot be estimated at the present time.

          Other: The Company estimates that expenditures attributable, in whole or in substantial part, to environmental considerations totalled $10.5 million in 1993, of which about $3.1 million related to capital projects and $7.4 million were charged to expense. It is estimated that in 1994 the total of such expenditures will be approximately $19.9 million.

          The Company is not involved as a party defendant in any court litigation with respect to environmental matters and, to the best of its knowledge, no litigation against it is threatened with respect thereto, except with respect to the litigation described under Item 3 hereof under the caption "Environmental Litigation" and described above under the subcaption "Environmental Quality - Toxic Substances and Hazardous Wastes."

Regulation

          Generally: The Company generally is subject to regulation by the PSC with respect to, among other things, service rendered (including the rates charged therefor), major transmission facility siting, energy planning, accounting procedures and issuance of securities.

          Certain of the Company's activities, including accounting and the acquisition and disposition of certain property, are subject to regulation by the FERC, under the Federal Power Act, by reason of the Company's transmission and sale for resale of electric energy in interstate commerce.

          The Company is not subject to the provisions of the Natural Gas Act.

          In the opinion of general counsel for the Company, the Company's major hydroelectric facilities are not required to be licensed under the Federal Power Act.

          Energy Policy Act of 1992: In 1992, the Energy Policy Act of 1992 ("Energy Act") became federal law, the purpose of which is to provide a comprehensive national energy policy that gradually and steadily increases United States energy security in cost-effective and environmentally beneficial ways.

          Title VII of the Energy Act amended the Public Utility Holding Company Act of 1935 ("PUHCA") and the Federal Power Act to promote additional competition in the wholesale electricity power market in order to improve the efficiency of the electric utility industry and secure the lowest possible costs for consumers. PUHCA was amended to allow independent (wholesale) power producers ("IPPs") to operate without coming under the regulatory restrictions of PUHCA and to permit utilities subject to PUHCA to invest in IPPs.

          Under the Energy Act, FERC may order utilities to provide wholesale transmission service ("wholesale wheeling") for others if, among other things, the order meets certain requirements as to cost recovery and fairness of rates. A transmitting utility need not provide the transmission service if FERC finds that the service requires the enlargement of transmission capacity and the utility has failed, after making a good faith effort, to obtain the necessary approvals or property rights under applicable law. Although the Energy Act prohibits FERC-ordered retail transmission service to a customer ("retail wheeling"), the Energy Act does not affect the authority of state or local governments with respect to retail wheeling. The Company can make no prediction as to the effect on it of the Energy Act, however, it believes that such Act could have an extensive impact upon current competitive relationships in the electric utility industry.

          Alternative Electric Power Generation: Pursuant to the provisions of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), and the New York Public Service Law, the Company is required to enter into long-term contracts to purchase electric power generated by small hydro, alternative energy and cogeneration facilities which meet qualification standards established by such statutes and the regulatory programs promulgated thereunder. With respect to facilities qualified under PURPA, the Company must pay its avoided cost (i.e., the cost the Company would otherwise incur to generate the increment of power purchased) for electric power purchased from qualified facilities, which, under the New York Public Service Law, is "at rates just and reasonable to electric...corporation ratepayers." As of December 31, 1993, the Company's avoided cost at the 115 KV transmission level was approximately 3.0 cents per kWh.

          As of December 31, 1993, 19 MW of generation, qualifying for avoided cost payments by the Company, was interconnected with the Company's system, and the Company had signed contracts for the purchase of electric power for an additional 3 MW from such facilities. The opportunity under PURPA and the New York Public Service Law to require the Company to purchase power from qualifying facilities could serve as an inducement to its industrial and commercial customers to install their own qualifying on-site generation facilities to reduce their purchases of electric power from the Company which would result in losses of revenues from such customers. However, as of December 31, 1993, no significant customer has indicated to the Company the intention to pursue such alternative.

          Least-Cost Generation Supply: The PSC has statutory authority to require electric utilities to conduct competitive bidding prior to (i) entering into electric capacity purchase contracts, and (ii) making substantial investments for new construction of generating capacity or extension of existing generating capacity. And, prior to entering into any electric capacity purchase contract, or prior to making any substantial investment for new construction repowering or plant life extension of electric generating facilities, in order to select the source which best serves the public interest, a utility is required to consider a number of factors, including reasonably available supply and demand side sources, ratepayer impacts, system reliability, environmental impacts, conservation of energy resources, economic consequences, fuel efficiency, fuel availability and diversity and public health and welfare.

          In 1988, the PSC issued its Opinion and Order Concerning Integrated Planning and Ratemaking Issues ("Integrated Planning Order"). In the Integrated Planning Order, utilities are required to adopt comprehensive long-range planning which considers demand side management and conservation together with construction of new generation and which integrates planning with other aspects of the utility, including the rate, financial and customer service functions. The Company considers its planning procedures to conform substantially to the comprehensive long-range planning which the Integrated Planning Order directs the utilities to implement.

          Energy Efficiency Programs: In response to the PSC's directives, the Company filed with the PSC the Company's Energy Efficiency Program for 1993 and 1994, which projects an aggregate reduction in the Company's summer peak load demand of 8% between the years 1989 and 2000. The PSC, by Order issued and effective March 19, 1993, approved the Company's Energy Efficiency Program for 1993. The Company in such Order was directed to increase its energy reduction goals for 1994 and to file for PSC approval a revised 1993-1994 Energy Efficiency Program. The Company in July 1993 filed its revised Energy Efficiency Program with the PSC and such filing was approved by the PSC by Order issued and effective January 14, 1994.

          The Company has various other programs in effect to promote energy efficiency by its customers. Beginning in 1978, the Company implemented a program to comply with the state-mandated Home Insulation and Energy Conservation Act pursuant to which the Company is required, among other things, to conduct residential home energy audits and either to loan money to its residential customers to finance the installation of energy efficiency measures or to arrange to have banks issue such loans guaranteed, in certain instances, by the Company, with the Company subsidizing the difference between the prevailing interest rate and the rate authorized by the PSC. Pursuant to such Act, the Company in 1982 also implemented an Apartment Building Conservation Audit Plan which offers energy audits to qualified multiple-dwelling owners. Such programs have been successful in reducing energy use by many customers.

Other Matters

          Competition: Although the Company is subject to regulation by the PSC and by the FERC, as described under the subcaption "Regulation" above, the Company is substantially free from direct competition with other utilities, municipalities and public agencies. However, the Company is subject to price competition from oil, coal, wood, solar heating sources and self-generation and from bottled gas vendors for water heating, clothes drying, cooking, air conditioning and heating. The Company is in competition with other investor-owned utilities and the Power Authority of the State of New York ("PASNY") for sales for resale to other utility companies, both within and outside of New York State. PASNY also offers economic development power to industrial consumers in New York State, in competition with sales of electricity by the Company to such consumers in its service territory (see subcaption below "Economic Development Power"). The Company is in competition with other New York investor-owned utilities with respect to the expansion of the Company's gas business to new areas. Furthermore, the Company is in competition for the generation of electricity with qualified cogeneration, alternative energy, and small hydro facilities under federal and state laws from which the Company is required to purchase power and with other independent power producers (including other utility-owned subsidiaries) (see subcaptions above entitled "Regulation - Energy Policy Act of 1992" and "Regulation - Alternative Electric Power Generation"). However, with the enactment of the Energy Policy Act of 1992 and with the FERC's rules providing open-access to interstate pipelines (see below subcaption "Gas - Other" of Item 2 - Properties), the electric and gas industry may be subject to risks and uncertainties due to the introduction of these new competition - related regulatory and legislative requirements; eroding perhaps the position of a utility as a franchised monopoly, free from most forms of competition. The PSC has initiated separate proceedings to consider aspects of competition as they may affect the electric and gas industry. Among the subjects which may be considered in such proceedings are proposals that utilities may discount their rates to industrial customers, and that utility shareholders absorb a portion of such discounts, and consideration of retail electric wheeling. The Company can make no prediction as to (i) whether the PSC will adopt new regulations or policies implementing any of the concepts being considered in such proceeding and (ii) if adopted, the effect, if any, on the future operations of the Company.

          Municipal Utilities: Article 14-A of the New York General Municipal Law permits any municipality to construct, lease, purchase, own, acquire, use and/or operate any utility service for the benefit of its inhabitants, and, in furtherance thereof, permits any municipality to acquire, through purchase or condemnation, the public utility service of any public utility company.

          Economic Development Power: The New York State Economic Development Power Allocation Board is authorized by law to solicit applications for "economic development power" by municipalities or municipal agencies on behalf of businesses which normally use a minimum peak electric demand of 400 Kw for purposes of economic development, particularly job creation. "Economic development power" is electric power generated at the Fitzpatrick Nuclear Generating Station of PASNY which is available for such purpose. Should such power be allocated within the Company's service territory, the Company would be required to wheel such power to the user at a cost-based rate, which must be approved by the PSC. As of March 1, 1994, the Company is aware that only one of its electric customers, a commercial printer, has applied for such economic development power.

          Marketing: The Company's marketing division promotes the use of gas and electricity by encouraging the purchase of energy efficient gas and electric appliances, particularly gas heaters, electric heat pumps, electric water heaters and night security lights. The Company believes that (i) certain targeted marketing efforts will improve sales and revenues without adversely affecting energy efficiency efforts and (ii) such improved sales will favorably affect unit costs and, consequently, reduce the magnitude of future rate increases.

          Gas Service Incident: On February 12, 1994, a fire and an explosion destroyed a residence in the Village of Wappingers Falls, New York in the Company's service territory. A short time later, a second explosion and fire destroyed a nearby commercial facility. Subsequently, the Company discovered a crack in a nearby eight-inch steel gas main. The Company interrupted natural gas service to over 1,800 customers in order to repair the cracked gas main. The cause of these incidents is under investigation by the Company and, independently, by the PSC. The Company can make no prediction as to its liability, if any, in this matter and it is unaware of any reason to anticipate the commencement of penalty proceedings by any governmental agency.

          Labor Relations: The Company has agreements with the International Brotherhood of Electrical Workers for its 946 unionized employees, representing production and maintenance employees, customer relations representatives, service workers and clerical employees, excluding persons in managerial, professional or supervisory positions, which agreements were renegotiated effective July 1, 1991 and continue through June 30, 1994. The agreements provide for a general wage increase of 4.5%, effective on each of July 1, 1991, 1992 and 1993, and certain additional fringe benefits.

          EMF: Recently there has been publicity surrounding electromagnetic fields ("EMF") and harmful health effects allegedly associated with exposure to EMF. A number of studies have been conducted in recent years in an attempt to ascertain what, if any, relationship exists between prolonged exposures to varying levels of EMF and the development of certain illnesses, particularly certain types of cancer. It is the Company's understanding that the results of such studies are inconclusive, and no causal link between exposure to EMF and adverse health effects has been found. The Company supports EMF research efforts through the Empire State Electric Energy Research Corporation and the Electric Power Research Institute, two utility industry research associations.

          The publicity surrounding EMF has already produced litigation against a number of utilities across the country involving claims of personal injury and property damage.

          Affiliates:

               CH Resources, Inc.: CH Resources, Inc., a wholly-owned subsidiary of the Company, held a participation interest in a Gulf Coast gas exploration joint venture which interest was disposed of in 1992. Currently, CH Resources, Inc. has no interests in any properties.

               Central Hudson Enterprises Corporation: Central Hudson Enterprises Corporation, a wholly-owned subsidiary of the Company, is engaged in the business of conducting energy audits and providing services related to the design, financing, installation and maintenance of energy conservation measures and cogeneration systems for private businesses, institutional organizations and governmental entities.

               Central Hudson Cogeneration, Inc.: Central Hudson Cogeneration, Inc., a wholly-owned subsidiary of the Company, participates in cogeneration, small hydro and alternate energy production projects, directly or through one or more of its affiliates.

               Phoenix Development Company, Inc. and Greene Point Development Corporation: These corporations, each a wholly-owned subsidiary of the Company, were established to hold real property for the future use of the Company. Currently, such subsidiaries either do not hold real property or hold property of little market value.

Executive Officers of the Company

          The names of the officers of the Board of Directors and the executive officers of the Company during 1993, their positions held and business experience during the past five (5) years and ages at December 31, 1993 are as follows:

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age

                      Officers of the Board

John E. Mack, III,       Present positions; except            59
  Chairman of the Board  President and Chief Executive
  and Chief Executive    Officer of the Corporation prior
  Officer; Chairman of   to April 1989
  the Executive and
  Retirement Committees

Jack Effron,             Present position since April 1993;   60
  Chairman of Committee  President of Efco Products, a
  on Compensation and    bakery ingredients corporation;
  Succession             member of the St. Francis Health
                         Care Foundation; Chairman of the
                         Chief Executive's Network for
                         Manufacturing of the Council of
                         Industry of Southeastern New York,
                         March 1991; President of the Council
                         of Industry of Southeastern New
                         York, 1989 - March 1991

Richard H. Eyman,        Present position; retired January 1, 63
  Chairman of Committee  1992 as Senior Vice President,
  on Audit               Brouillard Communications Division
                         of J. Walter Thompson Co., an
                         advertising agency

Howard C. St. John,      Present positions; Chairman of the   70
  Chairman of Committee  Board of Ulster Savings Bank;
  on Finance and Vice    lawyer, member of the law firm of
  Chairman of the Board  Howard C. St. John & Associates -
                         both of Kingston, N.Y.; Chairman of
                         the Board of Stavo Industries, a
                         liquid filtration business in
                         Kingston, N.Y.

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age

                Executive Officers of the Company

Paul J. Ganci,           Present positions since April 1989;  55
  President and Chief    Senior Vice President - Operations,
  Operating Officer      prior to April 1989

John F. Drain,           Present position since April 1993;   61
  Vice President -       Vice President - Controller and
  Finance and            Treasurer, May 1990 - April 1993;
  Controller             Treasurer, May 1988 -  May 1990

Carl E. Meyer,           Present position since November      46
  Vice President -       1992; Vice President - Engineering
  Customer Services      and Production, May 1988 - November
                         1992

Allan R. Page,           Present position since November      46
  Vice President -       1992; Vice President - Customer
  Corporate Services     Services, May 1988 - November 1992

Joseph J. DeVirgilio,    Present position since May 1990;     42
  Jr., Vice President -  Assistant Vice President - Human
  Human Resources and    Resources, May 1988 - May 1990
  Administration

Ronald P. Brand,         Present position since November      55
  Vice President -       1992; Assistant Vice President -
  Engineering and        Engineering, January 1990 - November
  Environmental Affairs  1992; Manager of Electric Engineering
                         Services, 1988 - January 1990

Gladys L. Cooper,        Present position; leave of absence   42
  Secretary              for educational purposes since
                         August 1992

Steven V. Lant,          Present positions since April 1993;  36
  Treasurer and          Assistant Treasurer and Assistant
  Assistant Secretary    Secretary, December 1991 - April
                         1993; Assistant Treasurer, November
                         1990 - November 1991; Manager, Costs,
                         Rates and Forecasts, 1988 - October
                         1990







                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age

         Executive Officers of the Company - (Continued)

Herbert M. Round,        Present position since April 1993;   59
  Assistant Vice         Assistant Vice President - Nuclear
  President              Operations and Energy Control,
                         April 1991 - April 1993; Assistant
                         Vice President - Nuclear Operations,
                         Energy Control and Operations
                         Services, May 1988 - April 1991

Benon Budziak,           Present position since November      61
  Assistant Vice         1992; Manager - Fossil Production,
  President - Production May 1988 - November 1992

Ellen Ahearn,            Present position since August        39
  Assistant Secretary    1992; Internal Auditing Manager,
  and Internal           May 1989 - present; Financial Records
  Auditing Manager       Supervisor, June 1988 - May 1989

          There are no family relationships existing among any of the executive officers of the Company.

          Each of the above executive officers is elected or appointed annually by the Board of Directors.

          Item 2 - PROPERTIES

Electric

          General:  The net capability of the Company's electric
generating plants as of December 31, 1993, the net output of each plant for the year ended December 31, 1993, and the year each plant was placed in service or rehabilitated are as set forth below:
Electric                                             Net Capability   1993 Unit
Generating                              Year Placed      (MW)*        Net Output
Plant            Type of Fuel           In Service  Summer   Winter     (MWh)

Danskammer       Residual Oil, Natural  1951-1967   496.5    507.0    1,990,979
Plant            Gas and Coal

Roseton Plant    Residual Oil           1974        422.1    426.0    1,072,734
 (35% share)     and Natural Gas

Neversink        Water                  1953         23.5     23.0       64,028
Hydro Station

Dashville        Water                  1920          3.0      3.9       11,880
Hydro Station

Sturgeon Pool    Water                  1924         14.6     15.3       53,863
Hydro Station

High Falls       Water                  1986          1.2      2.7        5,342
Hydro Station

Coxsackie        Kerosene or            1969         20.0     24.0        5,609
Gas Turbine      Natural Gas

So. Cairo        Kerosene               1970         18.0     24.0          820
Gas Turbine

Nine Mile 2      Nuclear                1988         94.0     95.0      645,036
Plant (9% share)
                                                     -------   ------ ---------
                                        Total        1,092.9  1,120.9 3,850,291

* Reflects Company ownership of generation resources and, therefore, does not include firm purchases or sales.

          The Company entered into a contract with New York State Electric and Gas Corporation, with a term of May 24, 1993 through April 29, 1995, for the purchase of energy and capacity of up to 300 MW. During 1993, the Company purchased 920,000 MWh of energy under this contract.

          The Company has a contract with PASNY which entitles the Company to 49 MW net capability from the Blenheim-Gilboa
Pumped Storage Hydroelectric Plant through 2002.

          Since 1975, the Company has purchased capacity in relatively small amounts from the Fitzpatrick Nuclear Plant of PASNY, pursuant to a contract which may be terminated by either party on 12 months' notice. Under such contract, the maximum capacity which can be purchased during specific periods is 6 MW.

          See Item 1, subcaption "Regulation - Alternative
Electric Power Generation," with respect to alternative electric power generation interconnected with the Company's system.

          The Company owns 89 substations having an aggregate transformer capacity of 4.3 million KVA. The transmission system consists of 584 pole miles of line and the distribution system of 7,224 pole miles of overhead lines and 783 trench miles of underground lines.

          Load and Capacity: The Company's maximum one-hour demand within its own territory, for the year ended December 31, 1993, occurred on July 15, 1993 and amounted to 860 MW. The Company's maximum one-hour demand within its own territory, for that part of the 1993-1994 winter capability period through March 15, 1994, occurred on January 26, 1994 and amounted to 845 MW.

          Based on current projections of peak one-hour demands for the three-year period comprising the 1994 summer capability period through the winter capability period of 1996-1997, the Company estimates that it will have capacity available to satisfy its projected peak demands plus the estimated reserve generating capacity requirements which it is required to maintain as a member of the New York Power Pool ("NYPP"), described below. The following table sets forth the amounts of any excess capacity by summer and winter capability periods for such three-year period:

                                                         Excess of Capacity over
                 Forecasted     Peak +      Available       Peak Plus NYPP
 Capability         Peak        Reserve     Capacity     Reserve Requirements
   Period           (MW)          (MW)*       (MW)         (MW)       Percent

1994     Summer     840           991         1,092.9      101.9         9.3
1994-95  Winter     760           991         1,152.9      161.9        14.0
1995     Summer     820           968         1,122.9      154.9        13.8
1995-96  Winter     765           968         1,182.9      214.9        18.2
1996     Summer     820           968         1,152.9      184.9        16.0
1996-97  Winter     770           968         1,212.9      251.9        20.8


* Summer period peak plus reserve requirements carry over to the following winter period.

     The foregoing table reflects the following:

     (1) reduction in capacity requirements as a result of the Company's Energy Efficiency Programs described above in Item 1 under the subcaption "Regulation - Energy Efficiency Programs,"
     (2) the decreases in IBM related electric sales and revenues (as described above in Item 1 under the subcaption "Rates - Rate Proceedings - Electric and Gas") and
     (3) effective with the 1994-1995 Winter - Capability Period, the capacity represented by the interests in the Roseton Plant proposed to be purchased by the Company from Niagara Mohawk Power Corporation ("Niagara Mohawk") under the "Amendment" (as described below under the subcaption "Roseton Plant").

          The Company is a member of the NYPP consisting of the major investor-owned electric utility companies in the State and PASNY. The members of the NYPP, by agreement, provide for coordinated operation of their bulk power electric systems with a view to the use of the most economical source of electricity, for the maintenance of a reserve margin equal to at least 18% of each member's forecasted peak load and for the sale and interchange of electric generating capability and energy among such members.
The members of the NYPP also provide for the cooperative development of long-range plans for the expansion on an integrated basis of the bulk power supply system for New York State, compatible with environmental standards, and appropriately related to interstate and international capacity and reliability considerations.

          Roseton Plant: The Roseton Plant is located in the Company's franchise area at Roseton, New York, and is owned by the Company, Con Edison and Niagara Mohawk as tenants-in-common. The Roseton Plant, placed in commercial operation in 1974, has a generating capacity of 1,200 MW consisting of two 600 MW generating units, both of which are capable of being fired either by residual oil or natural gas (see subcaption below entitled "Gas - Sufficiency of Supply and Future Gas Supply"). The Company is acting as agent for the owners with respect to operation of the Roseton Plant. Generally, the owners share the costs and expenses of the operation of such Plant in accordance with their respective ownership interests.

          In March 1993, Unit No. 2 of the Roseton Plant went out of service because of extensive damage to that Unit and related facilities caused by fire. No injury to personnel was involved. Some non-hazardous mineral oil spillage also occurred into a tributary of the Hudson River. No customer service interruptions occurred. Appropriate governmental agencies, including the PSC, the U.S. Coast Guard and the NYSDEC were contacted. Unit No. 1 of the Roseton Plant was taken out of service due to less
extensive damage to that Unit.   Unit No. 1 was returned to
service in May 1993 and Unit No. 2 was returned to service in December 1993. Total restoration costs are approximately $32 million, most of which will be recovered through insurance.

          Pursuant to an agreement among the cotenant owners of the Roseton Plant, dated October 1, 1968, and thereafter amended ("Roseton Plant Agreement"), Con Edison owns 40% of such Plant, Niagara Mohawk owns 25% of such Plant and the Company owns 35% of such Plant, all as tenants-in-common. The Company, under the Roseton Plant Agreement, has an option to purchase the interests of Con Edison and Niagara Mohawk in the Roseton Plant in December 2004 at a purchase price based upon fair value within specified limits of amortized costs. The exercise of such option by the Company is subject to approval by the PSC and may be subject to the statutory standards and/or competitive bidding requirements described in Item 1 above under the caption "Regulation - Least-Cost Generation Supply."

          In order to satisfy then anticipated requirements for additional generating capacity starting in the mid-1990s, in 1987 the Company and Niagara Mohawk entered into an agreement ("Amendment") which revises the option of the Company to purchase the interest of Niagara Mohawk in the Roseton Plant under the Roseton Plant Agreement. The Company's option to buy Con Edison's interest in the Roseton Plant is not affected by the Amendment. The Amendment is subject to PSC approval, and in the event such approval is not obtained, the Amendment is cancelled and the parties return to their same positions under the Roseton Plant Agreement.

          Pursuant to the Amendment, Niagara Mohawk will sell to the Company a 2.5% interest in the Roseton Plant on December 31, 1994 and on each succeeding December 31, through and including December 31, 2003, which will constitute all of Niagara Mohawk's interest in the Roseton Plant. In exchange, Niagara Mohawk will have the option to repurchase from the Company up to a 25% interest in the Roseton Plant in December 2004. The prices for the purchases will be based on the depreciated book cost of the Roseton Plant assuming straight-line amortization to provide for a fully amortized facility as of December 31, 2009. Pursuant to the Amendment, the Company has the option to repurchase Niagara Mohawk's remaining interest in the Roseton Plant when such Plant reaches the end of its assumed physical life as agreed upon by the parties to the Amendment.

          In July 1988, the PSC established a proceeding to consider a joint petition filed by the Company and Niagara Mohawk requesting the PSC to approve the transfers of interests in the Roseton Plant contemplated by the Amendment. In May 1989, the Company and the PSC Staff reached a Stipulation Agreement indicating that, giving consideration to expected demand-side management activities, the proposed transfers of interest of the Roseton Plant under the Amendment were one alternative which would meet the Company's future needs for power. The PSC has not yet acted on such petition. The Company continues to consider other alternatives to the Amendment.

          The 345 Kv transmission lines and related facilities to connect the Roseton Plant with other points in the system of the Company and with the systems of Con Edison and Niagara Mohawk to the north and west of such Plant are 100%-owned by the Company. The share of each of the parties in the output of the Roseton Plant is transmitted over these lines pursuant to a certain transmission agreement relating to such Plant, which provides, among other things, for compensation to the Company for such use by the other parties. In addition, the Company has contract rights which entitle the Company to the lesser of 300 MW or one quarter of the capacity in a 345 Kv transmission line owned by PASNY which connects the Roseton Plant with a Con Edison substation to the east of such Plant in East Fishkill, New York. In exchange for these rights, the Company agreed to provide PASNY capacity in the 345 Kv transmission lines the Company owns from the Roseton Plant, to the extent it can do so after satisfying its obligations to Con Edison and Niagara Mohawk.

          Nine Mile 2 Plant:

          General: Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant" or "Plant") is located in Oswego County, New York, and is operated by Niagara Mohawk. The Nine Mile 2 Plant is owned as tenants-in-common by the Company (9% interest), Niagara Mohawk (41% interest), New York State Electric & Gas Corporation (18% interest), Long Island Lighting Company (18% interest) and Rochester Gas and Electric Corporation (14% interest). The output of the Nine Mile 2 Plant, which has a nominally rated net capability of 1,080 MW, is shared, and the operating expenses of and capital additions to the Plant are allocated to the cotenants, in the same proportions as the cotenants' respective ownership interests.

          An Operating Agreement for the operation of the Plant was entered into by the Nine Mile 2 Plant cotenants effective January 1, 1993, and the PSC approved said Operating Agreement on February 24, 1994. Under that Agreement, Niagara Mohawk operates the Nine Mile 2 Plant, but all five owners shared certain policy, budget and managerial oversight functions. The fixed term of such Operating Agreement is 24 months from its effective date and, unless terminated on the expiration of such 24 month period, continues, subject to termination on six months' notice.

          In August 1989, the non-operating cotenants of the Nine Mile 2 Plant entered into an agreement for consulting services with Management, Analytical & Technical Services, Inc. ("MATS") concerning the monitoring and assessment of the operation of the Plant, including the provision of technical advice, with the objective of improving the operation of the Plant. Pursuant to such agreement, MATS is acting as the on-site representative of the non-operating cotenants.

          Operational Matters:

               NRC and INPO Monitoring: On September 28, 1993, the Nuclear Regulatory Commission ("NRC") issued its latest systematic assessment of licensee performance ("SALP") review of the Nine Mile Point Nuclear Station for the period May 24, 1992 to August 14, 1993 ("1992/93 SALP Report"). The Nine Mile Point Nuclear Station is comprised of Units No. 1 and No. 2, Unit No. 1 being located adjacent to the Nine Mile 2 Plant and owned and operated solely by Niagara Mohawk and Unit No. 2 being the Nine Mile 2 Plant. The 1992/93 SALP Report, conducted under the revised SALP process that was implemented by the NRC on July 19, 1993, rates licensee performance in four functional areas:
Operations, Maintenance, Engineering and Plant Support.

          Overall, the NRC indicated that it continues to see improved performance at the Nine Mile Point Nuclear Station. According to the NRC, Niagara Mohawk's management demonstrated a proactive and proper safety perspective and excellent oversight, control and involvement in and support of activities at such Station. Due to the change in the NRC's revised SALP process, direct comparisons to previous SALP reports are not available in all areas.

          Operations was rated Category 2 ("good"), which was the same rating as on the prior SALP Report (covering the period April 1991 through May 23, 1992).

          Maintenance was rated Category 2 ("good"), up from Category 2 "with a declining trend" in said prior SALP
          Report.

          Engineering was rated Category 1 ("excellent"), up from Category 2 in said prior SALP Report.

          Plant Support was rated Category 2 ("good").  Plant
          Support is a new functional area covering all activities related to plant support functions, including Radiological Controls, Emergency
          Preparedness, Security, Chemistry, Fire Protection and
          House Keeping Controls.

          The Institute of Nuclear Power Operations ("INPO"), an industry sponsored oversight group, conducted evaluations of the Nine Mile Point Nuclear Station during the weeks of May 17 and 24, 1993. Niagara Mohawk informed the Company that the INPO Report was generally favorable, however, there were some areas in need of improvement. Niagara Mohawk reports that it has responded to INPO with its intent to correct any problem areas. INPO evaluations are conducted at twelve (12) to eighteen (18) month intervals.

          Radioactive Waste: For a discussion of the low-level and high-level radioactive waste management programs at the Nine Mile 2 Plant, see the caption "Radioactive Waste" in Note 2 to the Company's 1993 Financial Statements appearing on pages 46 and 47 of Exhibit 13 hereto, which caption is incorporated herein by reference.

          Refueling Outage: A scheduled refueling outage for the Nine Mile 2 Plant commenced on October 2, 1993. Such refueling outage was completed on November 29, 1993 and full plant output was achieved on December 3, 1993.

Gas

          General: The Company's gas system consists of 156 miles of transmission pipelines and 923 miles of distribution pipelines.

          Current Gas Supply: During 1993, natural gas was available to firm gas customers at a price competitive with that of alternative fuels. As compared to 1992, in 1993, firm retail gas sales, normalized for weather, increased by 1% and the average number of firm gas customers increased by 1.9%. Sales to interruptible customers decreased 37.4% in 1993 as compared to 1992.

          For information on the Company's gas suppliers and gas storage capability, see the caption "Natural Gas Supply" in Note 9 to the Company's 1993 Financial Statements appearing on pages 63 and 64 of Exhibit 13, which caption is incorporated herein by reference.

          For the year ended December 31, 1993, the total amount of gas purchased from all sources was 18,293,178 Mcf., which includes 1,940,214 Mcf. purchased directly for use as a boiler fuel at the Roseton Plant.

          The Company owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and in Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

          Sufficiency of Supply and Future Gas Supply: The peak daily demand for natural gas by the Company's customers for the year ended December 31, 1993 occurred on February 6, 1993, and amounted to 100,774 Mcf. The Company's peak-day gas capability in 1993 was 116,865 Mcf. The peak daily demand for natural gas by the Company's customers for that part of the 1993-1994 heating season through March 15, 1994, occurred on January 27, 1994 and amounted to 113,033 Mcf.

          Other: In late 1985, FERC instituted a rule which permits non-discriminatory access to the pipeline facilities of interstate gas pipeline transmission companies subject to the jurisdiction of FERC under the Natural Gas Act. This rule allows access to such pipelines by the pipeline transmission company's customers enabling them to transport gas purchased directly from third parties and spot sources through such pipelines. Such access, moreover, also permits industrial customers of gas distribution utilities to connect directly with the pipeline transmission company and to contract directly with the pipeline transmission companies to transport gas, thereby by-passing the distribution utility. In 1985, the PSC issued its Opinion and Order requiring New York State distribution gas utilities to transport customer-owned gas through its facilities upon request of a customer. Except in the Towns of Carmel, Pleasant Valley, New Baltimore, Coxsackie, Athens, Milan, Clinton, LaGrange and Unionvale, currently, no interstate pipeline transmission companies are located in areas where the Company provides retail gas service.

          For a discussion of FERC Order 636, issued in 1992, and thereafter amended, which requires pipeline gas suppliers to unbundle natural gas sales service from transportation and storage service, see the caption "Natural Gas Supply" in Note 9 to the Company's 1993 Financial Statements appearing on pages 63 and 64 of Exhibit 13 hereto, which caption is incorporated herein by reference.

          The Company is a member of the New York Gas Group ("NYGAS"), a voluntary association of utilities providing gas service in New York State. The purpose of NYGAS is to achieve, by cooperative action among gas distributors, greater efficiency in meeting present demands for gas service in New York State and to develop state-wide gas sufficiency to support future economic growth throughout the State.

Other Matters

          The Danskammer Plant and the Roseton Plant and all of the other principal generating plants and important property units of the Company are held by it in fee simple, except (1) certain rights-of-way, and (2) a portion of the property used in connection with the hydroelectric plants of the Company consisting of flowage or other riparian rights. The Company's present interests in the Roseton Plant and the Nine Mile 2 Plant are owned as undivided interests as a tenant-in-common with the other utility owners thereof. Certain of the properties of the Company are subject to rights-of-way and easements which do not interfere with the Company's operations. In the case of certain distribution lines, the Company owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone companies. Certain electric transmission facilities owned by others are used by the Company pursuant to long-term contractual arrangements.

          All of the physical properties of the Company (other than property, such as material and supplies, excluded in the Company's Mortgage) and its franchises are subject to the lien of the Company's Mortgage under which all of its Mortgage Bonds are outstanding. Such properties are from time to time subject to liens for current taxes and assessments which it is the Company's practice to pay regularly as and when due.

          The Company's properties have been well maintained and are in good operating condition.

          During the three-year period ended December 31, 1993, the Company made gross property additions of $186.7 million and property retirements and adjustments of $35.8 million, resulting in a net increase (including Construction Work in Progress) in utility plant of $150.9 million, or 12.5%

          Item 3 - LEGAL PROCEEDINGS

Asbestos Litigation

          The Company, as of March 1, 1994, is a defendant or third-party defendant in 189 asbestos lawsuits commenced in New York state and federal courts. Since 1987, and as of March 1, 1994, the Company, along with many other parties, has been a defendant or third-party defendant in a total of 439 such asbestos lawsuits (including the 189 cases which are currently pending).

          The plaintiffs in these lawsuits typically allege that they were injured by exposure to airborne asbestos fibers while working at a Company job site, either as an employee of an independent contractor or as an employee of the Company, when asbestos-containing products were being installed, maintained, renovated or removed. Typically, each plaintiff seeks $10,000,000 in compensatory damages, plus punitive damages, from all defendants.

          Of the 439 cases that have been brought against the Company, only 189 remain pending against the Company, as of March 1, 1994, as a result of the following developments: (1) the Company negotiated voluntary dismissals in 22 cases and won summary judgment dismissals in 9 cases; (2) 114 third-party claims were extinguished with respect to the Company when the third-party plaintiff, Owens-Corning Fiberglass ("OCF") settled the cases with the plaintiffs; and (3) the Company settled 105 cases for an amount that in the aggregate is not material to the Company's financial condition.

          Four of the pending cases were commenced against the Company and numerous other defendants in the United States District Court for the Southern District of New York by complaints dated March 26, 1991, June 13, 1991 and February 19, 1992. All four federal court plaintiffs allege to have been injured by exposure to asbestos fibers while working as an employee of an independent contractor at a Company facility. In two of the cases, the Company was joined as a third-party defendant by OCF. The third-party complaint alleges that the Company is responsible to OCF for the amount of any recovery obtained by the plaintiffs against OCF in each lawsuit. The two remaining federal court plaintiffs each seek $10,500,000 in compensatory damages, plus punitive damages.

          One hundred eighty-five (185) cases are pending against the Company in New York State Supreme Court, County of New York. These cases were commenced against the Company and numerous other defendants by complaints dated March 6, 1990, August 12, 1991, October 21, 1991, December 12, 1991, January 3, 1992, May 11,
1992, May 21, 1992, July 10, 1992, August 24, 1992, October 5,
1992, October 6, 1992, October 27, 1992, December 21, 1992,
December 22, 1992, January 3, 1993, February 23, 1993, March 5, 1993, May 28, 1993, July 1, 1993, August 2, 1993, November 1,
1993, November 26, 1993, December 1, 1993, January 6, 1994,
January 12, 1994, January 24, 1994 and January 25, 1994. All of these cases involve persons who were allegedly exposed to asbestos fibers while working as employees of independent contractors at Company facilities. One hundred seventy-seven
(177) of these plaintiffs seek $10,000,000 in compensatory damages, plus punitive damages. Seven (7) plaintiffs seek $10,500,000 in compensatory damages, plus punitive damages. One
(1) plaintiff seeks $27,000,000 in compensatory damages, plus punitive damages.

          In summary, as of March 1, 1994, the Company is a defendant or third-party defendant in 189 asbestos lawsuits. Although the Company is presently unable to assess the validity of these 189 lawsuits, based on information known to the Company at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Company believes that the costs to be incurred in connection with these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof through rates.

Environmental Litigation

          In December 1980, several utilities, including the Company, three environmental groups and the NYSDEC, among others, entered into an agreement ("Settlement Agreement") which relates to compliance with environmental matters concerning the operations of certain electric generating stations located along the Hudson River, including the Roseton Plant. The Settlement Agreement expired on May 9, 1991. Effective May 9, 1991, such utilities and the NYSDEC entered into an interim agreement which relates to certain environmental aspects of the operation of such plants, pending future developments.

          In September, 1991, Natural Resources Defense Council, Inc., the Hudson River Fisherman's Association and Scenic Hudson, Inc. commenced an action in the Supreme Court of the State of New York, County of Albany, against the NYSDEC, Con Edison, PASNY, Orange and Rockland Utilities, Inc. and the Company. This lawsuit challenged, as arbitrary and capricious, an abuse of discretion and a violation of lawful procedure, the determination of the NYSDEC to enter into said interim agreement, alleging, among other things, that it would result in less stringent regulatory standards than set forth in the SPDES permits applicable to, among others, the Roseton Plant, without regard to the applicable SPDES permit modification procedures. The lawsuit also sought a declaratory judgment that the existing SPDES permits (which expired October 1, 1992) include all covenants contained in the expired Settlement Agreement which restrict operations at said plants, including the Roseton Plant.

          On March 23, 1992, the Court approved an agreed-upon Consent Order which resolved this action. Such Consent Order provides for certain operating restrictions at the Roseton Plant relating to the use of river water for plant cooling purposes, which have not imposed, and are not expected to impose, material additional costs on the Company. Such Consent Order remains in effect until September 1, 1994 (originally due to expire on September 1, 1993, but extended for one year by agreement by the parties thereto, as approved by the Court on August 5, 1993), or until renewal SPDES permits for said plants, including the Roseton Plant, are finally effective, whichever first occurs. For a description of the pending NYSDEC proceeding involving renewal of the SPDES permit for the Roseton Plant (which expired on October 1, 1992), see Item 1 above under the subcaption "Environmental Quality - Water."

IBM Litigation

          By complaint, dated July 28, 1988, the International Business Machines Corporation ("IBM") commenced a lawsuit in the Supreme Court of the State of New York, County of Dutchess, against the Company and other unnamed defendants. IBM is the largest electric customer of the Company (see in Item 1 above, subcaption entitled "Generally"). In such complaint IBM alleges that negligence, gross negligence and breach of contract on the part of the defendants resulted in a power outage and electrical loss on August 2, 1985, whereby IBM sustained damages in the amount of $470,740. The Company filed its answer, denying liability and cross complaint on September 26, 1988. Currently, discovery is underway. The Company denies liability in this matter; if, however, it were held to be so liable, the amount of such damages would not have a material adverse effect on the financial condition of the Company.

Catskill Incident

          In November 1992, an explosion in a dwelling in the Company's gas service territory in Catskill, New York resulted in personal injuries, including the death of an occupant, and property damage. The National Transportation Safety Board ("NTSB"), the Office of Pipeline Safety ("OPS," a part of the Research and Special Program Administration of the U.S. Department of Transportation) and the PSC investigated this incident.

          On January 27, 1993, the Staff of the PSC issued a report which attributed the cause of this incident to the Company's alleged violations of the PSC's gas safety regulations and the Company's operating procedures. Based upon such report, the PSC approved the commencement of a penalty proceeding against the Company. The PSC Staff, based on its interpretation of the New York Public Service Law, sought a penalty of up to approximately $8.25 million.

          The Company and the staff of the PSC reached an Agreement in connection with the PSC's threatened penalty proceeding arising out of such explosion, which Agreement expires on December 31, 1998. The Agreement provides that the Company will not pay any penalties or fines in connection with the Catskill incident.

          Under the terms of such Agreement, which was approved by the PSC, by Order issued and effective January 7, 1994, the Company has established a Quality Control Program to assure the safe and efficient operation of the Company's Gas System.

          The Company also will establish, under the Agreement, an expanded training program, create four training centers and implement an expanded program to evaluate and replace cast iron and steel pipeline facilities. Shareholders will contribute the following amounts under the Agreement: an aggregate of $500,000 in 1994 toward the cost of the pipeline replacement program and the cost of the creation of the training centers; in each of 1995 and 1996, $500,000 toward the cost of such pipeline replacement program; and in 1997 from $0 to $500,000 toward the cost of such pipeline replacement program, depending on the Company's completion of certain tasks by specified dates.

          As a result of an investigation of the Catskill incident conducted by the OPS pursuant to the Natural Gas Pipeline Safety Act, the OPS issued a Notice of Proposed Violation and Proposed Civil Penalty in December 1992. By Final Order, issued December 2, 1993, the OPS found that the Company failed to submit a telephonic report of the Catskill incident to the DOT at the earliest practicable moment following discovery of such incident as required by applicable regulations. The Company did notify the DOT of the Catskill incident by telephone approximately nine hours and forty-five minutes after such incident. The OPS assessed the Company a civil penalty of $5,000, which the Company elected not to appeal.

          The NTSB in its investigation of the Catskill incident, by letter dated August 23, 1993, determined that the probable cause of such incident was the Company's failure to follow its procedures and the PSC's code for the immediate replacement of exposed cast iron pipe. The NTSB also recommended that the Company undertake a certain program to ensure continuity of supervisory responsibility for the timely and effective verification of the safety integrity of exposed cast iron pipe and to identify and replace in a timely manner cast iron piping systems that may threaten public safety. By letter, dated October 22, 1993, the Company responded that it would undertake such a program.

          Two lawsuits have been commenced against the Company alleging personal injuries and wrongful death arising out of such incident as follows:

          By complaint, dated February 2, 1994, Carl Fatzinger, as executor of the estate of Mildred Fatzinger, and Virginia Fatzinger commenced an action in the Supreme Court of the State of New York, Greene County, against the Company and two other defendants. The complaint alleges that Mildred and Virginia Fatzinger were residents of the dwelling in which said explosion occurred and that, as a result of said explosion, Mildred Fatzinger was killed, Virginia Fatzinger received serious personal injuries, and the Fatzingers suffered extensive damage to their property. The complaint seeks an unspecified amount of compensatory and punitive damages against the Company based on theories of negligence, absolute liability and gross negligence.

          By complaint, dated October 18, 1993 and filed in the Supreme Court of the State of New York, Greene County, Frank Reyes commenced an action against the Company for unspecified personal injuries and property damage alleged to have been caused by said explosion. Mr. Reyes was a nearby resident at the time of said explosion. The complaint seeks $2,000,000 in compensatory damages and $2,000,000 in punitive damages from the Company, based on theories of negligence and gross negligence, respectively.

          The Company is investigating these claims and presently has insufficient information on which to predict their outcome. The Company believes that it has adequate insurance to cover any compensatory damages that might be awarded. The Company's insurance, however, does not extend to punitive damages. If punitive damages were ultimately awarded in either or both of these lawsuits, such award(s) could have a material adverse effect on the financial condition of the Company if the Company could not recover all or a substantial portion thereof through rates. At this time the Company can make no prediction as to any other litigation which may arise out of the Catskill incident.

          Income Tax Assessments: Reference is made to the subcaption "Tax Matters - Assessments" in Note 9 to the Company's 1993 Financial Statements, on page 67 of Exhibit 13, for a discussion of the examination by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for 1987 and 1988, which subcaption is incorporated herein by reference. On or about March 7, 1994, the Company received letters from the IRS, arising out of this examination, proposing net increases in the Company's federal tax liability of approximately $16 million. Such letters do not represent a notice of deficiency from the IRS, and the Company has received no notice of deficiency regard-ing these taxable years from the IRS. According to such letters, the Company has the option of: (i) responding within 30 days from the date of the letters to agree or disagree with the proposed adjustments and request a conference with the Regional Office of Appeals of the IRS, or (ii) seeking relief in the United States Tax Court. The Company intends to respond (in either a 30-day period or, pending the granting by the IRS of an extension, a 60-day period) to these letters, challenge the proposed adjustments, and request a conference with said Office of Appeals. The Company can make no prediction at this time as to the ultimate resolution of these proposed adjustments. However, the Company believes that a significant portion of any final assessments would be recovered in rates. And, the Company believes that the amount of any final assessments, not recovered in rates, would not have a material adverse effect on the financial condition of the Company.

          Item 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this Report.

                             PART II

          Item 5 -  MARKET FOR THE COMPANY'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS

          The information set forth under the subcaption "Common
Stock Dividends and Price Ranges" in Management's Discussion and
Analysis of Financial Condition and Results of Operations, on page 29 of Exhibit 13 hereto, is incorporated herein by reference.

          Pursuant to applicable statutes and its Certificate of Incorporation, the Company may pay dividends on shares of Preferred and Common Stock only out of surplus.

          The Company has an Automatic Dividend Reinvestment and Stock Purchase Plan which permits holders of the Company's Common Stock who elect to participate in such Plan to reinvest dividends and also permits participants to make additional cash investments in the Company's Common Stock. Shares can be acquired directly from the Company or on the open market at the election of the Company. For a complete description of said Plan, reference is made to the Prospectus, dated January 5, 1993, which is part of the Company's Registration Statement on Form S-3 (Registration No. 33-56760), relating to 3,550,000 shares of Common Stock registered under the Securities Act of 1933 ("1933 Act") for issuance under said Plan.

          The Company's Customer Stock Purchase Plan provides the Company's residential customers and members of their families residing with them who are residents of New York State with a method of purchasing shares of the Company's Common Stock directly from the Company. Shares can be acquired directly from the Company or on the open market at the election of the Company. For a complete description of said Plan, reference is made to the Prospectus, dated January 5, 1993, which is part of the Company's Registration Statement on Form S-3 (Registration No. 33-55764), relating to 780,000 shares of Common Stock registered under the 1933 Act for issuance under said Plan.

          The Company also maintains for its employees an Employee Stock Purchase Plan, which provides for the purchase of the Company's Common Stock on the open market.

          Item 6 - SELECTED FINANCIAL DATA

          The information required hereunder is incorporated herein by reference to the material on pages 4 and 5 of Exhibit
13 hereto.

          Item 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS

          The information required hereunder is incorporated herein by reference to the material appearing on pages 6 through 29 of Exhibit 13 hereto.

          Item 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a)  Financial Statements

          The Company's 1993 Financial Statements, together with the report thereon of Price Waterhouse, dated January 28, 1994, appearing on pages 30 through 72 of Exhibit 13 hereto, are incorporated by reference in this Annual Report on Form 10-K. The Financial Statement Schedules incorporated by reference as part of this Annual Report on Form 10-K should be read in conjunction with the Company's 1993 Financial Statements. Financial Statement Schedules not included with this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the Company's 1993 Financial Statements.

          The Company's 1993 Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's subsidiaries are wholly-owned landholding, cogeneration and energy management companies. Due to immateriality, the net income of the Company's subsidiaries is reflected in the Company's Consolidated Statement of Income as Other Non-operating Income - net; such Consolidated Statement of Income is contained on pages 36 and 37 of Exhibit 13 hereto.

          (b)  Supplementary Financial Information

          The supplementary financial information specified by
Item 302 of Regulation S-K is found under the caption "Selected Quarterly Financial Data (Unaudited)," of the Company's 1993 Financial Statements on page 73 of Exhibit 13 hereto, which caption is incorporated herein by reference pursuant to Item 8
(a) above.

          (c)  Other Financial Statements and Schedules

          Other financial statements and schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.

          Item 9 -   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE

          None.

                            PART III

          Item 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     COMPANY

          The information with respect to the Directors of the Company required hereunder is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement, dated February 25, 1994, to be used in connection with its Annual Meeting of Shareholders to be held on April 5, 1994, which proxy statement has previously been submitted to the Securities and Exchange Commission pursuant to that Commission's Regulation S-T.

          The information with respect to the executive officers of the Company required hereunder is incorporated by reference to
Item 1 of this Report, under the caption "Executive Officers of the Company."

          Item 11 -  EXECUTIVE COMPENSATION

          The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement, dated February 25, 1994, to be used in connection with its Annual Meeting of Shareholders to be held on April 5, 1994.

          Item 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT

          The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement, dated February 25, 1994, to be used in connection with its Annual Meeting of Shareholders to be held on April 5, 1994.

          Item 13 -  CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS

          There were no relationships or transactions of the type required to be described by this Item.

                             PART IV

          Item 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                     REPORTS ON FORM 8-K


(a)  Documents filed as part of this Report:

          1.   Financial Statements

               See subpart 1 of Index to Financial Statements on page F-1 of this Report.

          2.   Financial Statement Schedules

               See subpart 2 of Index to Financial Statements on page F-1 of this Report.

          3.   Exhibits

               Incorporated herein by reference to the Exhibit Index beginning on page E-1 of this Report. Such Exhibits include the following management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to
Item 14(c) hereof:

Description in the Exhibit List and Exhibit Nos. for this Report

     Directors' Deferred Compensation Plan, effective October 1,
     1980.  (Exhibit (10)(iii)(1))

     Trust Agreement between Registrant and Dutchess Bank & Trust
     Company, as trustee, dated as of January 1, 1984, pursuant to Registrant's Savings Incentive Plan. (Exhibit
     (10)(iii)(2))

     First Amendment, dated December 31, 1990, to Trust Agreement between Registrant and The Bank of New York, as successor trustee, dated as of January 1, 1984, pursuant to Registrant's Savings Incentive Plan. (Exhibit (10)(iii)(3))

     Savings Incentive Plan of Registrant, as restated as of January 1, 1987, together with Amendments thereto dated September 23, 1988 and March 17, 1989, December 31, 1990, January 14, 1991, October 25, 1991, December 11, 1992, July 23, 1993, September 24, 1993, December 17, 1993 and March 3, 1994. (Exhibits (10)(iii)(4, 5, 6, 7, 9, 12, 13, 14 and
     16))

     Executive Deferred Compensation Plan of the Company, effective March 1, 1992 together with Amendment thereto dated December 17, 1993. (Exhibits (10)(iii)(8 and 15))

     Retirement Benefit Restoration Plan of the Company, effective May 1, 1993, together with Amendment thereto dated
     July 23, 1993.  (Exhibits (10)(iii) (10 and 11))

     Executive Incentive Compensation Plan of the Company, effective January 1, 1993. (Exhibit (10)(iii)(17))

(b)  Reports on Form 8-K

          During the period October 1, 1993, to the date hereof, the following Reports on Form 8-K were filed by the Company:

          Report, dated October 8, 1993, reporting the issuance on September 22, 1993, of the Recommended Decision of the PSC Administrative Law Judge in the PSC proceeding relating to the Company's request for increased gas and electric rates filed with the PSC on November 12, 1992.

          Report, dated January 5, 1994, reporting (i) the issuance by the PSC, on December 16, 1993, of an Order authorizing an increase in the Company's electric base rates and denying the Company's request for increased base gas rates, all with respect to the Company's request for increased gas and electric rates filed with the PSC on November 12, 1992, and (ii) the return to full service on December 20, 1993 of Unit No. 2 of the Company's Roseton Electric Generating Station after repair of damage to such Unit suffered on March 18, 1993.

          Report, dated January 24, 1994, reporting (i) the issuance of an Order of the PSC approving an agreement between the Company and the Staff of the PSC relating to the PSC's threatened penalty proceeding arising out of a November 1992 explosion in a dwelling in the Company's gas service territory in Catskill, New York, (ii) the $5,000 fine assessed by the Office of Pipeline Safety due to this explosion incident and (iii) the Company's response to the recommendation of the National Transportation Safety Board with respect to this explosion incident.

(c)  Exhibits Required by Item 601 of Regulation S-K

          Incorporated herein by reference to subpart (a)-3 of
Item 14, above.

(d) Financial Statement Schedules required by Regulation S-X which are excluded from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993

          Incorporated herein by reference to subpart 2 of Index to Financial Statements on page F-1 of this Report.
                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTRAL HUDSON GAS & ELECTRIC
                                CORPORATION


                                By
                                       (John E. Mack, III,
                                     Chairman of the Board
                                  and Chief Executive Officer)


Dated:  March 25, 1994

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

     Signature                 Title                  Date

(a) Principal Executive
     Officer or Officers:


(John E. Mack, III)       Chairman of the Board
                          and Chief Executive
                          Officer                 March 25, 1994

(b) Principal Financial
     Officer and Principal
     Accounting Officer:



(John F. Drain)           Vice President -
                          Finance and             March 28, 1994
                          Controller


(c) Directors:




(L. Wallace Cross)        Director                March 25, 1994

     Signature                 Title                  Date




(Jack Effron)             Director                March 25, 1994



(Richard H. Eyman)        Director                March 25, 1994



(Frances D. Fergusson)    Director                March 25, 1994



(Heinz K. Fridrich)       Director                March 25, 1994



(Edward F. X. Gallagher)  Director                March 25, 1994



(Paul J. Ganci)           Director                March 25, 1994



(Charles LaForge)         Director                March 25, 1994



(John E. Mack, III)       Director                March 25, 1994



(Howard C. St. John)      Director                March 25, 1994



(Edward P. Swyer)         Director                March 25, 1994

                  INDEX TO FINANCIAL STATEMENTS
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                                               Page(s) in
                                               Exhibit 13
                                               of this Report*
1.   Financial Statements

     Report of Independent Accountants               30

     Consolidated Statement of Retained              31
       Earnings for the three years
       ended December 31, 1993

     Consolidated Balance Sheet at                   32-35
       December 31, 1993 and 1992

     Consolidated Statement of Income for            36-37
       the three years ended December 31, 1993

     Consolidated Statement of Cash Flows for        38-39
       the three years ended December 31, 1993

     Notes to Consolidated Financial Statements      40-72

     Selected Quarterly Financial Data (unaudited)   73

                                                   Page(s) in
                                                   Form 10-K

     Report of Independent Accountants on          F-2
       Financial Statement Schedules

     Consent of Independent Accountants            F-2

2.   The Financial Statement Schedules
       for the Years 1991, 1992 and 1993

     Schedule V      -  Utility Plant              F-3 - F-8

     Schedule VI     -  Accumulated Depreciation   F-9 - F-14
                        and Amortization of
                        Utility Plant

     Schedule VIII   -  Reserves                   F-15 - F-17

     Schedule IX     -  Short-Term Borrowings      F-18 - F-19

     Schedule X      -  Supplementary Income       F-20 - F-21
                        Statement Information

     *Incorporated by reference to the indicated pages of Exhibit
13 to this Report.

                REPORT OF INDEPENDENT ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Central Hudson Gas & Electric Corporation

          Our audits of the consolidated financial statements referred to in our report dated January 28, 1994 appearing on page 30 of Exhibit 13 of this Annual Report on Form 10-K, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed on page F-1 of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

New York, New York
January 28, 1994



               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in (i) the Prospectus constituting part of the Registration Statement, on Form S-3 (Registration No. 33-56760), relating to Central Hudson Gas & Electric Corporation's Automatic Dividend Reinvestment and Stock Purchase Plan, (ii) the Prospectus constituting part of the Registration Statement, on Form S-3 (Registration No. 33-55764), relating to Central Hudson Gas & Electric Corporation's Customer Stock Purchase Plan and (iii) the Prospectus constituting part of the Registration Statement on Form S-3 (Registration No. 33-46624), relating to certain debt securities of Central Hudson Gas & Electric Corporation, of our report dated January 28, 1994 appearing on page 30 of Exhibit 13 to this Annual Report on Form 10-K. We also consent to the incorporation by reference therein of our report on the Financial Statement Schedules, which appears above.


PRICE WATERHOUSE

New York, New York
March 25, 1994



                               F-2
