Form 10-Q
period 1994-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1994-05-11
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.............March 31, 1994
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to...................
Commission file number...................................1-3268

              CENTRAL HUDSON GAS & ELECTRIC CORPORATION
        (Exact name of registrant as specified in its charter)

           NEW YORK                                    14-0555980
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK                 12601-4879
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,017,640 shares outstanding as of March 31, 1994.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994

                                     INDEX





        PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended March 31, 1994 and 1993               1 - 2

         Consolidated Balance Sheet - March 31, 1994
          and December 31, 1993                                    3 - 4

         Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1994 and 1993               5 - 6

         Notes to Consolidated Financial Statements                7 - 8


Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                               8 - 13



        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                        14 - 15

Item 4 - Submission of Matters to a Vote of
          Security Holders                                           15

Item 6 - Exhibits and Reports on Form 8-K                         15 - 16

Signatures                                                           17

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 3 Months Ended
                                                        March 31,
                                                   1994              1993
                                                  (Thousands of Dollars)
Operating Revenues
 Electric                                       $  110,605       $ 109,781
 Gas                                                46,821          40,115
  Total - own territory                            157,426         149,896
 Revenues from electric sales
  to other utilities                                 5,410           3,476
                                                   162,836         153,372
Operating Expenses
 Operation:
  Fuel used in electric generation                  23,247          23,172
  Purchased electricity                             10,353           9,494
  Purchased natural gas                             27,050          23,414
  Other expenses of operation                       25,409          23,866
 Maintenance                                         7,814           8,611
 Depreciation and amortization                      10,119          10,391
 Taxes, other than income tax                       18,095          17,067
 Federal income tax                                 13,203           9,770
 Deferred income tax                                  (629)            876
                                                   134,661         126,661

Operating Income                                    28,175          26,711

Other Income and Deductions
 Allowance for equity funds
  used during construction                             201             147
 Federal income tax                                    398             259
 Deferred income tax                                    77             119
 Other - net                                         1,220             737
                                                     1,896           1,262

Income Before Interest Charges                      30,071          27,973

Interest Charges
 Interest on mortgage bonds                          5,285           5,661
 Interest on other long-term debt                    1,796           1,503
 Interest on short-term debt                           -                13
 Other interest                                        447             299
 Allowance for borrowed funds
  used during construction                            (125)           (137)
 Amortization of premium and
  expense on debt                                      601             548
                                                     8,004           7,887

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 3 Months Ended
                                                        March 31,
                                                   1994            1993
                                                (Thousands of Dollars)

Net Income                                         22,067          20,086

Dividends Declared on
 Preferred Stock                                    1,282           1,371
Income Available for Common Stock                  20,785          18,715
Dividends Declared on
 Common Stock                                       8,764           8,393

Balance Retained in the Business                $  12,021        $ 10,322


Common Stock:
 Average Shares Outstanding (000's)                16,993          16,274

 Earnings Per Share                                 $1.22           $1.15

 Dividends Declared                                 $.515           $ .50




















                See Notes to Consolidated Financial Statements

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                       March 31, 1994 December 31, 1993
                                           (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric                               $1,091,698        $1,083,491
 Gas                                       128,666           128,093
 Common                                     80,707            80,485
 Nuclear fuel                               28,199            28,199
                                         1,329,270         1,320,268
 Less: Accumulated depreciation            435,662           427,504
       Nuclear fuel amortization            21,397            20,646
                                           872,211           872,118
 Construction work in progress              42,392            42,741
                                           914,603           914,859
Other Property and
 Investments                                 9,902             8,465

Current Assets
 Cash and temporary cash
  investments                               43,219            27,172
 Special deposits                            6,944               458
 Accounts receivable from
  customers-net                             58,882            46,452
 Accrued unbilled utility
  revenues                                  15,901            16,931
 Other receivables                           2,620             2,255
 Materials and supplies, at
  average cost                              29,839            35,417
 Prepaid taxes and other
  prepayments                               18,348            10,910
                                           175,753           139,595
Deferred Charges
 Income taxes recoverable                   72,371            71,121
 Deferred finance charges
  approved for amortization                 37,582            37,868
 Deferred finance charges -
  Nine Mile 2 Plant                         35,181            35,181
 Unamortized debt expense                   12,143            12,707
 Deferred energy efficiency
  costs                                      9,787            10,316
 Deferred vacation                           3,888             3,643
 Other                                      22,037            30,485
                                           192,989           201,321

Accumulated Deferred Income Tax             64,044            63,995
                                        $1,357,291        $1,328,235

                See Notes to Consolidated Financial Statements.

                                     - 3 -
                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                       March 31, 1994 December 31, 1993
                                          (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1994 - 17,017,640
  1993 - 16,953,147                    $   85,088         $   84,766
 Paid-in capital                          272,459            270,848
 Retained earnings                         81,044             69,023
 Capital stock expense                     (6,792)            (6,791)
 Unrealized gain on investments               844               -
                                          432,643            417,846
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption                              46,030             46,030
  Subject to mandatory
   redemption                              35,000             35,000
                                           81,030             81,030
 Long-term Debt                           391,809            391,810
                                          905,482            890,686
Current Liabilities
 Current maturities
  of long-term debt                        51,022             51,019
 Accounts payable                          23,993             28,554
 Accrued taxes                             14,243                249
 Accrued interest                          10,808              6,361
 Dividends payable                         10,046              9,906
 Accrued vacation                           4,081              3,836
 Customer deposits                          3,532              3,452
 Other                                      4,054              4,716
                                          121,779            108,093
Deferred Credits and Other
 Liabilities
 Income taxes refundable                   28,826             28,935
 Deferred finance charges -
  Nine Mile 2 Plant                        35,181             35,181
 Deferred finance charges approved
  for amortization                          3,750              5,250
 Accrued pension costs                     11,226             11,733
 Deferred unbilled gas revenues             3,930              5,814
 Deferred Nine Mile 2 Plant
  litigation proceeds                       3,008              3,695
 Other                                     11,176              7,069
                                           97,097             97,677
Accumulated Deferred Income Tax           232,933            231,779
                                       $1,357,291         $1,328,235
                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                For the 3 Months Ended
                                                       March 31,
                                                  1994           1993
                                                (Thousands of Dollars)
Operating Activities
  Net Income.........................           $22,067        $20,086
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization.......            11,197         11,656
    Deferred income taxes, net.......              (706)           757
    Allowance for equity funds used
     during construction.............              (201)          (147)
    Nine Mile 2 Plant deferred
     finance charges, net............            (1,214)          (560)
    Provision for uncollectibles.....             1,000            750
    Accrued pension costs............              (507)          (640)
    Deferred gas costs...............             6,585          3,186
    Other - net......................             4,268         (1,021)

  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues................           (12,765)        (6,138)
    Materials and supplies...........             5,578          7,431
    Special deposits, prepaid taxes
     and other prepayments...........           (13,924)        (5,941)
    Accounts payable.................            (4,561)        (4,572)
    Accrued taxes and interest.......            18,441         11,412
    Other current liabilities........              (337)           350
  Net cash provided by operating
   activities........................            34,921         36,609

Investing Activities
  Additions to plant.................           (10,110)       (10,994)
  Allowance for equity funds used
   during construction...............               201            147
  Net additions to plant.............            (9,909)       (10,847)
  Investment activity of
   subsidiaries......................                65            (59)
  Plant retirements, cost of removal
   and other.........................              (803)           220
  Nine Mile 2 Plant decommissioning
   trust fund........................              (200)          (201)
  Net cash used in investing
   activities........................           (10,847)       (10,887)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                For the 3 Months Ended
                                                        March 31,
                                                   1994         1993
                                                 (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
      Long-term debt.................              -               150
      Common stock...................             1,933         24,676
   Net repayments of short-term debt.              -           (15,000)
   Retirement and redemption of
    long-term debt and preferred
    stock...........................                (28)        (1,213)
   Dividends paid on preferred and
    common stock....................             (9,906)        (9,373)
   Issuance and redemption costs....                (26)          (225)

   Net cash used in financing
    activities.......................            (8,027)          (985)

Net change in Cash and Cash
 Equivalents.........................            16,047         24,737
Cash and Cash Equivalents -
 Beginning Year......................            27,172         11,258

Cash and Cash Equivalents -
 End of Period.......................           $43,219        $35,995


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized).....................           $ 2,821        $ 4,487
   Federal income tax paid...........              -              -




                See Notes to Consolidated Financial Statements.










                                     - 6 -
                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  Notes to Consolidated Financial Statements

1.   General

     The accompanying consolidated financial statements of Central Hudson Gas & Electric Corporation (herein the Registrant or the Company) are unaudited but, in the opinion of management, reflect adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited consolidated financial statements (including the notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.   Postemployment Benefits

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112) issued by the Financial Accounting Standards Board (FASB). SFAS 112 requires a change in the method of accounting for these benefits from the pay-as-you-go method to an accrual method.
     The adoption of SFAS 112 resulted in the recording of an unfunded postemployment benefit obligation of $639,000. In accordance with the Opinion and Order Determining Revenue Requirement and Rate Design of the Public Service Commission of the State of New York (PSC) issued and effective February 11, 1994, the Company recorded a corresponding regulatory asset representing the future recoverability of this cost.
Accordingly, the adoption of SFAS 112 did not have a material impact on the Company's results of operations.

3.   Financial Instruments

     On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) issued by the FASB. The adoption of SFAS 115 resulted in the recording of an $844,000 unrealized net holding gain as an adjustment to common stock equity. This unrealized net holding gain represents the amount by which the market value of an investment that the Company maintains in an insurance company exceeds its cost, net of tax effects. This investment, which is classified as "available-for-sale" under SFAS 115, had a cost and market value at March 31, 1994 of $775,000 and $2,073,000, respectively. Common stock equity will be adjusted to reflect periodic changes in the market value of this investment. A realized gain or loss would be recorded in

                                     - 7 -
the Consolidated Statement of Income upon sale or other disposition of this investment.


4.   Commitments and Contingencies

     The Company faces a number of contingencies which arise during the normal course of business and which have been fully discussed in Note 9 (entitled "Commitments and Contingencies") to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Except as may be disclosed in Part II of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, and in any current report on Form 8-K filed in 1994, there have been no material changes in the subject matters discussed in said Note 9.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 1994, cash expenditures related to the construction program of the Company amounted to $9.8 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $9.9 million includes the debt portion of the allowance for funds used during construction of $125,000. The cash requirements for such expenditures were funded from internal sources and proceeds of $1.9 million from the issuance of 64,493 shares of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan. These sales provided additional capital strength for the Company by increasing the common equity ratio from 44.4% at December 31, 1993 to 45.2% at March 31, 1994 and the book value of common stock from $24.65 at December 31, 1993 to $25.42 per share at March 31, 1994.

At March 31, 1994, the Company had no short-term debt outstanding, $31.2 million invested in short-term securities, and $52.0 million of short-term credit available.


RESULTS OF OPERATIONS

The following table reports the variation in the results of operations for the three months ended March 31, 1994 compared to the same period for 1993:

                                             3 MONTHS ENDED MARCH 31,
                                                                INCREASE
                                           1994       1993     (DECREASE)
                                              (Thousands of Dollars)
Operating Revenues                       $162,836     $153,372     $ 9,464
Operating Expenses                        134,661      126,661       8,000
Operating Income                           28,175       26,711       1,464
Other Income & Deductions                   1,896        1,262         634
Income before Interest Charges             30,071       27,973       2,098
Interest Charges                            8,004        7,887         117

Net Income                                 22,067       20,086       1,981
Dividends Declared on
 Preferred Stock                            1,282        1,371         (89)
Income Available for Common Stock        $ 20,785     $ 18,715     $ 2,070


EARNINGS

Earnings per share of common stock were $1.22 for the first quarter of 1994, as compared to $1.15 for the first quarter of 1993, an increase of 6%.

The increase in per share earnings for the first quarter resulted primarily from increased net operating revenues attributable mainly to increased gas and electric sales to residential and commercial customers, which more than offset the impact of decreased sales to electric industrial customers. This favorable variance was partially offset by reduced earnings from the PSC incentive programs related to fuel costs, sales to other utilities and energy efficiency. Also unfavorably impacting earnings was an increase in operating taxes (other than income tax).


OPERATING REVENUES

Operating revenues increased $9.5 million (6%) for the first quarter of 1994 as compared to the first quarter of 1993.
 Details of these revenue changes by electric and gas departments are as follows:

                              INCREASE (DECREASE) FROM PRIOR PERIOD
                                          FIRST QUARTER
                                ELECTRIC                     GAS
                                       (Thousands of Dollars)
Customer Sales                  $ 1,170                    $ 2,570 *
Increases in Base
 Rates                            1,342                       -
Sales to Other
 Utilities                        1,934                       -
Fuel and Gas Cost
 Adjustment                      (2,315)                     4,593
Deferred Revenues                   583                       (152)
Miscellaneous                        44                       (305)**
                                $ 2,758                    $ 6,706

 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.


SALES

Total kilowatt-hour sales of electricity within the Company's service territory decreased 1%, while firm sales of natural gas increased 14% for the first quarter of 1994. Changes in sales from last year by major customer classifications are set forth below:

                          INCREASE (DECREASE) FROM PRIOR PERIOD
                                        FIRST QUARTER
                               ELECTRIC                   GAS
    Residential                   5%                       13%
    Commercial                    7                        17
    Industrial                  (17)                        8
    Interruptible                N/A                      (37)
    Transportation of
     Customer-owned
     Gas                         N/A                      (68)

Billing degree days were 10% higher for the quarter ended
 March 31, 1994.

Sales of electricity to residential customers in the first quarter of 1994 increased 5% from the comparable prior year period due to the net effect of a 6% increase in usage per customer and a 1% decrease in the number of customers. Commercial sales in the first quarter of 1994 increased 7% as compared to last year resulting from the combined effect of a 6% increase in usage per customer and a 1% increase in the number of customers. Electric sales to industrial customers decreased 17% due primarily to a decrease in usage by International Business Machines Corporation (IBM), which is the Company's largest customer.

Sales of gas to residential customers for the first quarter of 1994 increased 13% due to an increase in usage per customer. Sales of gas to commercial customers increased 17% resulting from the combined effect of a 14% increase in usage per customer and a 3% increase in the number of customers. The increase in usage by residential and commercial customers was due primarily to the colder weather experienced in the first quarter of 1994. Firm gas sales to industrial customers increased 8% for the first quarter of 1994.

Interruptible gas sales decreased 37% in the first quarter of 1994 due primarily to decreased usage by IBM.

Transportation gas volumes decreased 68% for the quarter due primarily to the interruption of transportation service for approximately 35 days in the first quarter of 1994 in order to meet the high firm demand resulting from the cold weather in such quarter.


OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months ended March 31, 1994 compared to the same period for the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                            FIRST QUARTER
                                         AMOUNT            PERCENT
                                       (Dollars in Thousands)
Operating Expenses
  Fuel and Purchased
   Electricity                            $   934             3%
  Purchased Natural Gas                     3,636            16
  Other Expenses of Operation               2,014            10
  Maintenance                              (1,435)          (18)
  Nine Mile 2 Plant Operation
   and Maintenance                            167             5
  Depreciation and Amortiza-
   tion                                      (272)           (3)
  Taxes, Other than
   Federal Income                           1,028             6
  Federal and Deferred Income
   Tax                                      1,928            18
       Total                              $ 8,000             6%

The cost of fuel and purchased electricity increased $934,000
 (3%) as the Company experienced an increase in system output caused primarily by a 47% increase in sales to other utilities.

Purchased natural gas costs increased $3.6 million (16%) for the first quarter of 1994 primarily in order to meet the needs of increased sales.

Other expenses of operation increased $2.0 million (10%) for the first quarter of 1994 due primarily to increased employee welfare and payroll costs and increased provisions for uncollectible customer accounts. These increases were partially offset by decreased costs associated with the Company's Energy Efficiency Programs and lower costs of its asbestos abatement program.

Maintenance expenses decreased $1.4 million (18%) for the first quarter of 1994 due primarily to the scheduled major overhaul of Unit 4 of the Danskammer Plant in 1993 and a decrease in maintenance costs associated with the Company's electric distribution system. These decreased costs were partially offset by increased costs related to the gas transmission and distribution systems, incurred to repair damage caused by the extremely cold weather in the first quarter of 1994.

Depreciation and amortization expense decreased $272,000 (3%) for the first quarter of 1994, due primarily to a PSC approved reduction in depreciation rates.

Taxes, other than income tax, increased $1.0 million (6%) for the first quarter of 1994 resulting primarily from the combined effect of increased revenue and property taxes.

Federal income taxes increased $1.9 million (18%) resulting primarily from an increase in pre-tax income and the increase in the federal income tax rate in 1993 from 34% to 35%.


OTHER INCOME AND DEDUCTIONS, INTEREST CHARGES AND PREFERRED
DIVIDENDS

Other income and deductions increased $634,000 (50%) for the first quarter of 1994 resulting primarily from an increase in the amortization to income of Mirror CWIP related to the Nine Mile 2 Plant, a decrease in the deferral of revenues associated with the Company's variable interest rate notes, and an increase in interest earned on temporary cash investments. These favorable variations were partially offset by a decrease in Demand Side Management Equity Incentives. The shareholders' contribution in 1994 for a gas system replacement program and employee training center in accordance with the settlement agreement with the PSC arising out of the "Catskill Incident"

 (reference is made to the Company's current report, on Form
 8-K, dated January 24, 1994, for further details of such settlement agreement).

Total interest charges (excluding allowance for funds used during construction) increased $105,000 (1%) for the first quarter of 1994 due primarily to increased carrying charges related to pensions and postretirement benefits other than pensions.

The variations in dividends on the Company's preferred stock is due to the optional redemption in 1993 of all of the Company's outstanding shares of its 8.40% Cumulative Preferred Stock and its Adjustable Rate Cumulative Preferred Stock, Series A. These series were replaced with two series of lower rate serial preferred stock, the 6.80% Redeemable Cumulative Preferred Stock and the 6.20% Redeemable Cumulative Preferred Stock. Dividends were $89,000 (6%) less for the first quarter of 1994 compared to the prior year's quarter.

                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

      Asbestos Litigation. Reference is made to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 ("10-K Report") and to the caption "Asbestos Litigation" in
Part I, Item 3 (Legal Proceedings) thereof for a discussion of the litigation regarding asbestos currently pending against Registrant.
      The Registrant, as of May 4, 1994, is a defendant or third-party defendant in 189 asbestos lawsuits commenced in New York state and federal courts. Since 1987, and as of May 4, 1994, the Registrant, along with many other parties, has been a defendant or third-party defendant in a total of 441 such asbestos lawsuits (including the 189 cases which are currently pending).
      Of the 441 cases that have been brought against the Company, only 189 remain pending against the Company, as of May 4, 1994, as a result of the following developments: (1) the Company negotiated voluntary dismissals in 22 cases and won summary judgment dismissals in 9 cases; (2) 116 third-party claims were extinguished with respect to the Company when the third-party plaintiff, Owens-Corning Fiberglas ("OCF") settled the cases with the plaintiffs; and (3) the Company settled 105 cases for an amount that in the aggregate is not material to the Company's financial condition.
      By complaints dated February 7, 1994, and February 28, 1994, the Registrant was made a defendant in one new case and a third-party defendant in one other new case, both of which are pending in New York State Supreme Court, County of New York. As of April 14, 1994, 187 cases were pending against the Registrant in New York State Supreme Court, County of New York. One hundred seventy-eight (178) of these plaintiffs seek $10,000,000 in compensatory damages, plus punitive damages, seven (7) plaintiffs seek $10,500,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $27,000,000 in compensatory damages, plus punitive damages, and in one case, in which the Registrant was joined as a third-party defendant by OCF, the complaint alleges that the Registrant is responsible to OCF for the amount of any recovery obtained by the plaintiff against OCF in the lawsuit.
      In summary, as of May 4, 1994, the Registrant is a defendant or third-party defendant in 189 asbestos lawsuits. Although the Registrant is presently unable to assess the validity of these 189 lawsuits, based on information known to the Registrant at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Registrant believes that the costs to be incurred in connection with these lawsuits will not have a material adverse effect on the Registrant's financial position. However, if the Registrant were ultimately held liable under these lawsuits and insurance

                                    - 14 -
coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Registrant if the Registrant could not recover all or a substantial portion thereof through rates.

      Income Tax Assessments. Reference is made to Part I, Item 3 of Registrant's 10-K Report, and to the caption "Income Tax Assessments" thereof for a discussion of the examination by the Internal Revenue Service ("IRS") of Registrant's federal income tax returns for 1987 and 1988.
      On May 3, 1994, the Registrant filed a protest with the IRS to the examining agent's proposed assessments as set forth in the 30-day letter described in said 10-K Report. The Registrant can make no prediction at this time as to the ultimate disposition of this matter.


Item 4. Submission of Matters to a Vote of Security Holders.

      Annual Meeting of Shareholders. Registrant's Annual Meeting of Shareholders was held on April 5, 1994. The following matters were voted upon at such meeting:

            (a) Election of Directors. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed.

            (b) Independent Public Accountants. The appointment by the Board of Directors of Price Waterhouse as independent public accountants was ratified by a vote of 14,355,039 shares for, 61,029 shares against, and 114,685 shares abstaining.


Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits. The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

      Exhibit No.
    Regulation S-K
      Item 601
     Designation              Exhibit Description

        (3)  --   Articles of Incorporation and Bylaws:

            (iii)   -- Bylaws in effect on the date of
                     this Report.





                                    - 15 -

      (b) Reports on Form 8-K.  Registrant filed the following
Current Reports on Form 8-K during the quarter for which this Quarterly Report on Form 10-Q is filed:


         (1) Report on Form 8-K, dated April 21, 1994, (i) describing in Item 5 (Other Events) the filing by Registrant, on April 11, 1994, with the Public Service Commission of the State of New York ("PSC") of its 1994-1996 Energy Efficiency Program;
(ii) describing in Item 5 (Other Events) the review with the PSC, on April 7, 1994, of Registrant's Integrated Electric Resource Plan; and (iii) describing in Item 5 (Other Events) (a) the agreement between Niagara Mohawk Power Corporation ("Niagara Mohawk") and Registrant, made as of March 30, 1994, to terminate and cancel the 1987 Roseton Amendment Agreement relating to the purchase, over a ten-year period commencing in December, 1994, of Niagara Mohawk's interest in the Roseton Steam Electric Generating Station ("Roseton Plant"), (b) the motion filed by Niagara Mohawk and Registrant on April 12, 1994 to close the proceeding pending before the PSC to approve the 1987 Roseton Amendment Agreement, and (c) the Letter of Understanding entered into between Niagara Mohawk and Registrant on March 30, 1994, which forms the basis for certain agreements to be entered into regarding the Roseton Plant, and sales of capacity and energy from Niagara Mohawk to Registrant.

         (2) Report on Form 8-K, dated January 24, 1994, (i) describing in Item 5 (Other Events) the approval by the PSC, by Order, issued and effective January 7, 1994, of a settlement agreement between Registrant and the PSC with respect to an explosion in a dwelling in Catskill, New York, in the Registrant's gas service territory; (ii) the Final Order of the Office of Pipeline Safety of the U.S. Department of Transportation with respect to the same incident; and (iii) the recommendations of the National Transportation Safety Board with respect to the same incident, and the Registrant's response thereto.

         (3) Report on Form 8-K, dated January 5, 1994, (i) describing in Item 5 (Other Events) the PSC Order Adopting Revenue Requirement and Rate Design, issued and effective December 16, 1993, relating to Registrant's pending requests for increases in base electric and gas rates; and (ii) describing in
Item 5 (Other Events) the restoration to full service of Unit No. 2 of Registrant's Roseton Plant as a result of damage caused to such Unit on March 18, 1993.







                                    - 16 -

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                     (Registrant)


                          By       (SGD.) JOHN F. DRAIN
                                       John F. Drain,
                          Vice President - Finance and Controller
                                Authorized Officer and
                              Principal Financial Officer

Dated: May 11, 1994


































                                    - 17 -