Form 10-Q
period 1994-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1994-08-05
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.............June 30, 1994
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,092,071 shares outstanding as of June 30, 1994.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994

                                     INDEX





        PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended June 30, 1994 and 1993               1-2

         Consolidated Statement of Income -
          Six Months Ended June 30, 1994 and 1993                 3-4

         Consolidated Balance Sheet - June 30, 1994
          and December 31, 1993                                   5-6

         Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1994 and 1993                 7-8

         Notes to Consolidated Financial Statements               9-10


Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                              10-17



        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                        18-19

Item 5 - Other Information                                        19-23

Item 6 - Exhibits and Reports on Form 8-K                         23-24

Signatures                                                        24

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 3 Months Ended
                                                        June 30,
                                                   1994              1993
                                                  (Thousands of Dollars)
Operating Revenues
 Electric                                       $   91,680       $  96,496
 Gas                                                23,228          19,873
  Total - own territory                            114,908         116,369
 Revenues from electric sales
  to other utilities                                 2,306           1,375
                                                   117,214         117,744
Operating Expenses
 Operation:
  Fuel used in electric generation                  14,295          13,396
  Purchased electricity                             11,441          14,216
  Purchased natural gas                             12,115           8,814
  Other expenses of operation                       24,855          24,281
 Maintenance                                         9,174           8,078
 Depreciation and amortization                      10,118          10,392
 Taxes, other than income tax                       15,916          15,582
 Federal income tax                                  1,372           3,653
 Deferred income tax                                 3,428           2,078
                                                   102,714         100,490

Operating Income                                    14,500          17,254

Other Income and Deductions
 Allowance for equity funds
  used during construction                             224             151
 Federal income tax                                    433              41
 Deferred income tax                                  (169)             65
 Other - net                                         1,890           1,570
                                                     2,378           1,827

Income Before Interest Charges                      16,878          19,081

Interest Charges
 Interest on mortgage bonds                          5,231           5,661
 Interest on other long-term debt                    1,923           1,573
 Other interest                                        361             234
 Allowance for borrowed funds
  used during construction                            (139)           (142)
 Amortization of premium and
  expense on debt                                      574             543
                                                     7,950           7,869

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 3 Months Ended
                                                        June 30,
                                                   1994            1993
                                                (Thousands of Dollars)

Net Income                                          8,928          11,212

Dividends Declared on
 Preferred Stock                                    1,282           1,327
Income Available for Common Stock                   7,646           9,885
Dividends Declared on
 Common Stock                                       8,888           8,674

Balance Retained in the Business                $  (1,242)       $  1,211


Common Stock:
 Average Shares Outstanding (000s)                 17,063          16,821

 Earnings Per Share                                 $ .45           $ .59

 Dividends Declared                                 $ .52           $.515




















                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 6 Months Ended
                                                        June 30,
                                                   1994              1993
                                                  (Thousands of Dollars)
Operating Revenues
 Electric                                       $  202,285       $ 206,277
 Gas                                                70,049          59,987
  Total - own territory                            272,334         266,264
 Revenues from electric sales
  to other utilities                                 7,716           4,852
                                                   280,050         271,116
Operating Expenses
 Operation:
  Fuel used in electric generation                  37,542          36,568
  Purchased electricity                             21,794          23,710
  Purchased natural gas                             39,166          32,229
  Other expenses of operation                       50,264          48,145
 Maintenance                                        16,989          16,688
 Depreciation and amortization                      20,237          20,784
 Taxes, other than income tax                       34,011          32,650
 Federal income tax                                 14,575          13,423
 Deferred income tax                                 2,798           2,954
                                                   237,376         227,151

Operating Income                                    42,674          43,965

Other Income and Deductions
 Allowance for equity funds
  used during construction                             426             298
 Federal income tax                                    831             300
 Deferred income tax                                   (93)            183
 Other - net                                         3,110           2,308
                                                     4,274           3,089

Income Before Interest Charges                      46,948          47,054

Interest Charges
 Interest on mortgage bonds                         10,516          11,322
 Interest on other long-term debt                    3,719           3,076
 Interest on short-term debt                           -                13
 Other interest                                        807             533
 Allowance for borrowed funds
  used during construction                            (264)           (279)
 Amortization of premium and
  expense on debt                                    1,175           1,091
                                                    15,953          15,756

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 6 Months Ended
                                                        June 30,
                                                   1994            1993
                                                (Thousands of Dollars)

Net Income                                         30,995          31,298

Dividends Declared on
 Preferred Stock                                    2,563           2,699
Income Available for Common Stock                  28,432          28,599
Dividends Declared on
 Common Stock                                      17,652          17,066

Balance Retained in the Business                $  10,780        $ 11,533


Common Stock:
 Average Shares Outstanding (000s)                 17,028          16,548

 Earnings Per Share                                $ 1.67          $ 1.73

 Dividends Declared                                $1.035          $1.015




















                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                       June 30, 1994  December 31, 1993
                                           (Thousands of Dollars)
                   ASSETS
Utility Plant
 Electric                               $1,092,425        $1,083,491
 Gas                                       129,274           128,093
 Common                                     81,154            80,485
 Nuclear fuel                               28,196            28,199
                                         1,331,049         1,320,268
 Less: Accumulated depreciation            443,624           427,504
       Nuclear fuel amortization            22,120            20,646
                                           865,305           872,118
 Construction work in progress              51,972            42,741
                                           917,277           914,859
Other Property and
 Investments                                10,240             8,465

Current Assets
 Cash and temporary cash
  investments                               55,789            27,172
 Special deposits                              582               458
 Accounts receivable from
  customers-net                             49,288            46,452
 Accrued unbilled utility
  revenues                                  10,307            16,931
 Other receivables                           2,342             2,255
 Materials and supplies, at
  average cost                              30,571            35,417
 Prepaid taxes and other
  prepayments                               12,033            10,910
                                           160,912           139,595
Deferred Charges
 Income taxes recoverable                   71,692            71,121
 Deferred finance charges
  approved for amortization                 37,296            37,868
 Deferred finance charges -
  Nine Mile 2 Plant                         35,181            35,181
 Unamortized debt expense                   11,600            12,707
 Deferred energy efficiency
  costs                                      9,647            10,316
 Deferred vacation                           3,888             3,643
 Other                                      23,006            30,485
                                           192,310           201,321

Accumulated Deferred Income Tax             63,514            63,995
                                        $1,344,253        $1,328,235

                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                       June 30, 1994  December 31, 1993
                                          (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1994 - 17,092,071
  1993 - 16,953,147                    $   85,460         $   84,766
 Paid-in capital                          274,216            270,848
 Retained earnings                         79,803             69,023
 Capital stock expense                     (6,791)            (6,791)
 Unrealized gain on investments               793               -
                                          433,481            417,846
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption                              46,030             46,030
  Subject to mandatory
   redemption                              35,000             35,000
                                           81,030             81,030
 Long-term Debt                           391,777            391,810
                                          906,288            890,686
Current Liabilities
 Current maturities
  of long-term debt                        51,031             51,019
 Accounts payable                          20,829             28,554
 Accrued taxes                              7,785                249
 Accrued interest                           6,530              6,361
 Dividends payable                         10,169              9,906
 Accrued vacation                           4,081              3,836
 Customer deposits                          3,491              3,452
 Other                                      5,459              4,716
                                          109,375            108,093
Deferred Credits and Other
 Liabilities
 Income taxes refundable                   28,817             28,935
 Deferred finance charges -
  Nine Mile 2 Plant                        35,181             35,181
 Deferred finance charges approved
  for amortization                          2,250              5,250
 Accrued pension costs                     10,719             11,733
 Deferred unbilled gas revenues               738              5,814
 Deferred Nine Mile 2 Plant
  litigation proceeds                       2,227              3,695
 Other                                     13,356              7,069
                                           93,288             97,677
Accumulated Deferred Income Tax           235,302            231,779
                                       $1,344,253         $1,328,235
                See Notes to Consolidated Financial Statements.
                                      -6-
                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                For the 6 Months Ended
                                                       June 30,
                                                  1994           1993
                                                (Thousands of Dollars)
Operating Activities
  Net Income.........................           $30,995        $31,298
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization.......            22,352         23,303
    Deferred income taxes, net.......             2,891          2,771
    Allowance for equity funds used
     during construction.............              (426)          (298)
    Nine Mile 2 Plant deferred
     finance charges, net............            (2,428)        (1,121)
    Provision for uncollectibles.....             1,586          1,500
    Accrued pension costs............            (1,014)        (1,281)
    Gain on sale of long-term
     investments.....................               -             (670)
    Deferred gas costs...............             6,075          1,196
    Other - net......................             2,536          3,943

  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues................             2,115          5,645
    Materials and supplies...........             4,846          3,752
    Special deposits, prepaid taxes
     and other prepayments...........            (1,247)        (1,980)
    Accounts payable.................            (7,725)        (8,726)
    Accrued taxes and interest.......             7,705          3,748
    Other current liabilities........             1,027           (413)
  Net cash provided by operating
   activities........................            69,288         62,667

Investing Activities
  Additions to plant.................           (23,305)       (24,970)
  Allowance for equity funds used
   during construction...............               426            298
  Net additions to plant.............           (22,879)       (24,672)
  Investment activity of
   subsidiaries......................                50           (407)
  Plant retirements, cost of removal
   and other.........................            (1,393)          (911)
  Nine Mile 2 Plant decommissioning
   trust fund........................              (436)          (420)
  Proceeds from sale of long-term
   investments.......................               -            2,212
  Net cash used in investing
   activities........................           (24,658)       (24,198)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                For the 6 Months Ended
                                                        June 30,
                                                   1994         1993
                                                 (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
      Long-term debt.................               -              973
      Common stock...................             4,062         26,463
   Net repayments of short-term debt.               -          (15,000)
   Retirement and redemption of
    long-term debt and preferred
    stock...........................                (80)        (1,608)
   Dividends paid on preferred and
    common stock....................            (19,952)       (19,138)
   Issuance and redemption costs....                (43)          (321)

   Net cash used in financing
    activities.......................           (16,013)        (8,631)

Net change in Cash and Cash
 Equivalents.........................            28,617         29,838
Cash and Cash Equivalents -
 Beginning Year......................            27,172         11,258

Cash and Cash Equivalents -
 End of Period.......................           $55,789        $41,096


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized).....................           $14,354        $14,401
   Federal income tax paid...........             5,900          5,900




                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  Notes to Consolidated Financial Statements

1.   General

     The accompanying consolidated financial statements of Central Hudson Gas & Electric Corporation (herein the Registrant or the Company) are unaudited but, in the opinion of management, reflect adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited consolidated financial statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1993. Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

2.   Postemployment Benefits

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112) issued by the Financial Accounting Standards Board (FASB). SFAS 112 requires a change in the method of accounting for these benefits from the pay-as-you-go method to an accrual method.

     The adoption of SFAS 112 resulted in the recording of an unfunded postemployment benefit obligation of $639,000. In accordance with the Opinion and Order Determining Revenue Requirement and Rate Design of the Public Service Commission of the State of New York (PSC) issued and effective February 11, 1994, the Company recorded a corresponding regulatory asset representing the future recoverability of this cost. Accordingly, the adoption of SFAS 112 did not have an impact on the Company's results of operations.

3.   Financial Instruments

     Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) issued by the FASB. The adoption of SFAS 115 resulted in the recording of an unrealized net holding gain as an adjustment to common stock equity. This unrealized net holding gain represents the amount by which the market value of an investment that the Company maintains in an insurance company exceeds its cost, net of tax effects. This investment, which is classified as

"available-for-sale" under SFAS 115, had a cost and market value at June 30, 1994 of $775,000 and $1,995,000, respectively, and a resulting unrealized net holding gain of $793,000. Common stock equity will be adjusted to reflect periodic changes in the market value of this investment. A realized gain or loss would be recorded in the Consolidated Statement of Income upon sale or other disposition of this investment.


4.   Commitments and Contingencies

     The Company faces a number of contingencies which arise during the normal course of business and which have been fully discussed in Note 9 (entitled "Commitments and Contingencies") to the consolidated financial statements included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1993. Except as may be disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 1994, the Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1994, and in any Current Report, on Form 8-K, filed in 1994, there have been no material changes in the subject matters discussed in said Note 9.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1994, cash expenditures related to the construction program of the Company amounted to $22.6 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $22.9 million includes the debt portion of the allowance for funds used during construction of $264,000. The cash requirements for such expenditures were funded from internal sources and proceeds of $4.1 million from the issuance of 138,924 shares of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan. These sales provided additional capital strength for the Company by increasing the common equity ratio from 44.4% at December 31, 1993 to 45.3% at June 30, 1994 and the book value of common stock from $24.65 at December 31, 1993 to $25.36 per share at June 30, 1994.

At June 30, 1994, the Company had no short-term debt outstanding, $47.6 million invested in short-term securities, and $52.0 million of short-term credit available.

RESULTS OF OPERATIONS

The following tables report the variation in the results of operations for the three months and six months ended June 30, 1994 compared to the same periods for 1993:

                                             3 MONTHS ENDED JUNE 30,
                                                                INCREASE
                                           1994       1993     (DECREASE)
                                              (Thousands of Dollars)
Operating Revenues                       $117,214     $117,744     $  (530)
Operating Expenses                        102,714      100,490       2,224
Operating Income                           14,500       17,254      (2,754)
Other Income & Deductions                   2,378        1,827         551
Income before Interest Charges             16,878       19,081      (2,203)
Interest Charges                            7,950        7,869          81

Net Income                                  8,928       11,212      (2,284)
Dividends Declared on
 Preferred Stock                            1,282        1,327         (45)
Income Available for Common Stock        $  7,646     $  9,885     $(2,239)


                                             6 MONTHS ENDED JUNE 30,
                                                                INCREASE
                                           1994       1993     (DECREASE)
                                              (Thousands of Dollars)
Operating Revenues                       $280,050     $271,116     $ 8,934
Operating Expenses                        237,376      227,151      10,225
Operating Income                           42,674       43,965      (1,291)
Other Income & Deductions                   4,274        3,089       1,185
Income before Interest Charges             46,948       47,054        (106)
Interest Charges                           15,953       15,756         197

Net Income                                 30,995       31,298        (303)
Dividends Declared on
 Preferred Stock                            2,563        2,699        (136)
Income Available for Common Stock        $ 28,432     $ 28,599     $  (167)

EARNINGS

Earnings per share of common stock were $.45 for the second quarter of 1994, as compared to $.59 for the second quarter of 1993, a decrease of 24%. Earnings per share of common stock were $1.67 for the six months ended June 30, 1994, as compared to $1.73 for the six months ended June 30, 1993, a decrease of 3%.

The decrease in per share earnings for both periods resulted primarily from decreased electric net operating revenues attributable primarily to decreased sales to industrial customers.

 Both periods were also impacted by the inclusion in 1993 earnings of the gain from the sale of long-term investments. The decrease in per share earnings for the six months ended June 30, 1994 was also due to reduced earnings from the PSC incentive programs related to fuel costs and energy efficiency. This decrease in earnings per share for the six-month period was partially offset by higher revenues from increased gas and electric sales to residential and commercial customers experienced in the first quarter of 1994.

OPERATING REVENUES

Operating revenues decreased $530,000 (.5%) for the second quarter of 1994 as compared to the second quarter of 1993 and increased $8.9 million (3%) for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993. Details of these revenue changes by electric and gas departments are as follows:

                           INCREASE (DECREASE) FROM PRIOR PERIOD
                            SECOND QUARTER             SIX MONTHS
                           Electric    Gas           Electric     Gas
                                   (Thousands of Dollars)
Customer Sales            $(3,368)    $ 1,480 *      $(2,198)    $ 4,050 *
Increases in Base
 Rates                      1,191        -             2,533        -
Sales to Other
 Utilities                    931        -             2,864        -
Fuel and Gas Cost
 Adjustment                (2,247)      1,925         (4,562)      6,518
Deferred Revenues            (510)       (336)            73        (488)
Miscellaneous                 118         286**          162         (18)**
                          $(3,885)    $ 3,355        $(1,128)    $10,062

 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

SALES

Total kilowatt-hour sales of electricity within the Company's service territory decreased 5%, while firm sales of natural gas increased 2%, for the second quarter of 1994 as compared to the second quarter of 1993. For the six months ended June 30, 1994, electric sales decreased 3% and firm gas sales increased 10% compared to last year. Changes in sales from last year by major customer classifications are set forth below:

                          INCREASE (DECREASE) FROM PRIOR PERIOD
                           SECOND QUARTER               SIX MONTHS
                          Electric    Gas             Electric    Gas
    Residential             (1)%      (2)%               3%        8%
    Commercial               2         7                 5        14
    Industrial             (14)       (9)              (16)        2
    Interruptible           N/A       84                N/A        7
    Transportation of
     Customer-owned
     Gas                    N/A        7                N/A      (45)

Billing degree days were 4% lower for the quarter ended June 30, 1994 and 5% higher for the six months ended June 30, 1994.

Sales of electricity to residential customers in the second quarter of 1994 decreased 1% from the comparable prior year period due primarily to a decrease in usage per customer. Commercial sales in the second quarter of 1994 increased 2% as compared to last year resulting primarily from an increase in the number of customers. Electric sales to industrial customers decreased 14% due primarily to a decrease in usage by International Business Machines Corporation (IBM), which is the Company's largest customer.

For a description of the continuing downsizing and employee reduction program of IBM in the Company's service territory, reference is made to Part I, Item 1 of the 10-K Report, under the caption "Electric Sales to IBM". On or about July 27, 1994, published reports indicated that IBM will close its mainframe facility located in the Company's service territory in Kingston, New York at the end of 1995, and will relocate 1,500 workers to a similar plant located in the Company's service territory in Poughkeepsie, New York. Based on published reports, the Company does not believe that this action will have a material effect on its electric revenues.

For the six months ended June 30, 1994, sales of electricity to residential customers increased 3% resulting primarily from an increase in usage per customer. Sales to commercial customers increased 5% due to the combined effect of a 4% increase in usage per customer and a 1% increase in the number of customers. Electric sales to industrial customers decreased 16% due primarily to a decline in usage by IBM.

Sales of gas to residential customers for the second quarter of
 1994 decreased 2% attributable primarily to a decrease in usage per customer. Sales of gas to commercial customers for the second quarter of 1994 increased 7% resulting from the combined effect of a 5% increase in usage per customer and a 2% increase in the
 number of  customers.   Firm  gas sales  to  industrial  customers
 decreased 9% for the second quarter of 1994 due primarily to the switch by a large customer from firm service to transportation gas service.

For the six months ended June 30, 1994, residential gas sales increased 8% resulting primarily from an increase in usage per customer. Commercial gas sales increased 14% due to the combined effect of a 12% increase in usage per customer and a 2% increase in the number of customers. Firm gas sales to industrial customers increased 2% for the six months ended June 30, 1994.

Interruptible gas sales increased 84% in the second quarter of 1994 and 7% for the six months ended June 30, 1994 due primarily to the increase in the amount of natural gas sold to the other cotenants for use as a boiler fuel at the Roseton Electric Generating Station. The increase for the six months ended June 30, 1994 was partially offset by decreased usage by IBM.

Transportation gas volumes increased 7% and decreased 45% for the quarter and six months ended June 30, 1994, respectively. For the second quarter, the increase was attributed primarily to the transfer of a large industrial customer to transportation gas service from firm gas service. The decrease for the six months ended June 30, 1994 resulted from the interruption of transportation service for approximately 35 days, in the first quarter of 1994, in order to meet the high firm demand caused by the quarter's cold weather.

OPERATING EXPENSES

The following table reports the variation in the operating
 expenses for the three months and six months ended June 30, 1994 compared to the same periods for the prior year:
                                   INCREASE (DECREASE) FROM PRIOR PERIOD
                                    SECOND QUARTER            SIX MONTHS
                                   Amount     Percent      Amount     Percent
                                          (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity                      $(1,876)      (7)%      $  (942)      (2)%
 Purchased Natural Gas               3,301       37          6,937       22
 Other Expenses of Operation           441        2          2,462        6
 Maintenance                         1,118       15           (320)      (2)
 Nine Mile 2 Plant Operation
  and Maintenance                      111        3            278        4
 Depreciation and Amortiza-
  tion                                (274)      (3)          (547)      (3)
 Taxes, Other than
  Federal Income Tax                   334        2          1,361        4
 Federal and Deferred Income
  Tax                                 (931)     (16)           996        6
      Total                        $ 2,224        2%       $10,225        5%

The cost of fuel and purchased electricity decreased $1.9 million
 (7%) for the second quarter of 1994 and $942,000 (2%) for the six months ended June 30, 1994. The cost reductions for both periods were due primarily to an overall lower cost mix of electric generation and purchased electricity in 1994 driven by decreased fuel prices.

Purchased natural gas costs increased $3.3 million (37%) for the second quarter of 1994 and $6.9 million (22%) for the six months ended June 30, 1994 primarily to meet the needs of increased sales in both periods.

Other expenses of operation increased $441,000 (2%) for the second quarter of 1994 and $2.5 million (6%) for the six months ended June 30, 1994. The increases for both periods were related primarily to an increase in employee welfare and payroll costs. These increases were partially offset by a decrease in electric distribution costs. Electric distribution costs were higher in 1993 due to a major wind storm in June of that year.

Maintenance expenses increased $1.1 million (15%) for the second quarter of 1994 and decreased $320,000 (2%) for the six months ended June 30, 1994. The increase in the second quarter was due primarily to the scheduled major overhaul of Unit 4 of the Danskammer Electric Generating Plant (Danskammer Plant) in 1994. For the six months ended June 30, 1994, the decrease was attributed primarily to the higher costs incurred in the first quarter of 1993 for the scheduled major overhaul of Unit 4 of the Danskammer Plant as compared to the costs incurred in 1994 for the overhaul of Unit 4 of the Danskammer Plant. Also impacting the six month period was a reduction in maintenance costs associated with the Company's electric distribution system. These decreased costs for the six month period were partially offset by increased costs related to the gas distribution and transmission systems, incurred to repair damage caused by the extremely cold weather in the first quarter of 1994.

Depreciation and amortization expense decreased $274,000 (3%) for the second quarter of 1994 and $547,000 (3%) for the six months ended June 30, 1994, resulting primarily from a PSC approved reduction in depreciation rates.

Taxes, other than income tax, increased $334,000 (2%) for the second quarter of 1994 and $1.4 million (4%) for the six months ended June 30, 1994 due primarily to increased property taxes. The increase for the six-month period was further impacted by higher revenue taxes resulting from increased revenues.

Federal income taxes decreased $931,000 (16%) for the second quarter of 1994 and increased $996,000 (6%) for the six months ended June 30, 1994. The second quarter decrease resulted primarily from a decrease in pre-tax income. The increase in the six-month period was attributed primarily to the increase in the federal income tax rate in 1993 from 34% to 35%.

OTHER INCOME AND DEDUCTIONS, INTEREST CHARGES AND PREFERRED
DIVIDENDS

Other income and deductions increased $551,000 (30%) for the second quarter of 1994 and $1.2 million (38%) for the six months ended June 30, 1994 due primarily to an increase in the amortization to income of Mirror CWIP related to Unit No. 2 of the Nine Mile Point Nuclear Station, a decrease in the deferral of revenues associated with the Company's variable interest rate notes, and an increase in interest earned on temporary cash investments. These favorable variations for both periods were partially offset by a decrease in Demand Side Management Equity Incentives. The increase for the six months ended June 30, 1994 was also partially offset by the 1993 gain from the sale of long-term investments and the shareholders' contribution in 1994 for a gas system replacement program and employee training center in accordance with the settlement agreement with the PSC arising from the "Catskill Incident" (reference is made to the Company's Current Report, on Form 8-K, dated January 24, 1994, for further details of such settlement agreement).

Total interest charges (excluding allowance for funds used during construction) increased $78,000 (1%) for the second quarter of 1994 and $182,000 (1%) for the six months ended June 30, 1994, resulting primarily from increased carrying charges on deferred costs related to pensions and postretirement benefits other than pensions.

Preferred Stock Dividends were $45,000 (3%) less for the second quarter of 1994 and $136,000 (5%) less for the six months ended June 30, 1994 than the comparable periods of the prior year due to the optional redemption in 1993 of all of the Company's outstanding shares of its 8.40% Cumulative Preferred Stock and its Adjustable Rate Cumulative Preferred Stock, Series A. These series were replaced with two series of lower rate serial preferred stock, the 6.80% Redeemable Cumulative Preferred Stock and the 6.20% Redeemable Cumulative Preferred Stock.

COMMON STOCK DIVIDENDS

Reference is made to the caption "Common Stock Dividends and Price
 Ranges" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Exhibit

 13 to the Company's 10-K Report, and which was incorporated by reference in Part II, Item 5 of the Company's 10-K Report, for a discussion of the Company's dividend policies. On June 24, 1994, the Board of Directors of the Company declared a quarterly dividend of $.52 per share, payable August 1, 1994 to shareholders of record as of July 11, 1994, representing an increase of $.005, or 1%, over the $.515 per share level established one year ago. Such increase in the dividend was smaller than in recent years in response to the trend toward more competition in the utility industry. The Company presently intends to increase future dividends by a modest amount if and to the extent supported by sustained earnings growth, while at the same time gradually reducing the Company's payout ratio; however, any determination of future dividend declaration, and the amounts and dates of such dividends, will depend on the circumstances known at the time of consideration of such declaration.

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

          Since 1987, and as of July 15, 1994, the Registrant, along with many other parties, has been a defendant or third-party defendant in a total of 487 asbestos lawsuits commenced in New York State and federal courts. Of such 487 asbestos lawsuits that had been brought against the Company, only 234 remain pending, as of July 15, 1994, as a result of the following: (1) the Company negotiated voluntary dismissals in 23 cases and won summary judgement dismissals in 9 cases; (2) 116 third-party claims were extinguished with respect to the Company when the third-party plaintiff, Owens-Corning Fiberglass ("OCF") settled the cases with the plaintiffs; and (3) the Company settled 105 cases for an amount that in the aggregate is not material to the Company's financial condition.

          By complaints dated February 7, 1994, February 28, 1994, April 20, 1994, April 21, 1994, May 26, 1994, May 31, 1994 and June
7, 1994, the Registrant was made defendant in 46 new cases and a third-party defendant in one other new case, all of which are pending in New York State Supreme Court, County of New York. As of July 15, 1994, 232 cases were pending against the Registrant in New York State Supreme Court, County of New York and two cases were pending against Registrant in the United States District Court for the Southern District of New York. Two hundred twenty-four (224) of these plaintiffs in these cases seek $10,000,000 in compensatory damages, plus punitive damages, seven (7) plaintiffs seek $10,500,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $27,000,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $70,000,000 in compensatory damages, plus punitive damages, and, in one case, in which the Registrant was joined as a third-party defendant by OCF, the complaint alleges that the Registrant is responsible to OCF for the amount of any recovery obtained by plaintiff against OCF in the lawsuit.

          In summary, as of July 15, 1994, the Registrant is a defendant or third-party defendant in 234 asbestos lawsuits. Although the Registrant is presently unable to assess the validity of these 234 lawsuits, based on information known to the Registrant at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Registrant believes that the costs to be incurred in connection with these lawsuits will not have a material adverse effect on the Registrant's financial position. However, if the Registrant were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Registrant if the Registrant could not recover all or a substantial portion thereof through rates.

Item 5.  Other Information.

          1. Labor Relations. Reference is made to Registrant's 10-K Report, and to the discussion in Part I, Item 1 thereof under the subcaption "Labor Relations", of Registrant's agreements with the International Brotherhood of Electrical Workers for its unionized employees, representing production and maintenance employees, customer relations representatives, service workers and clerical employees, excluding persons in managerial, professional or supervisory positions. Such Agreements were renegotiated effective July 1, 1994 and continue through June 30, 1998. These Agreements include average general wage increases of 3.2 percent in each of the first three years of the Agreements and a 3.5 percent in the fourth year of the Agreements together with certain additional fringe benefits.

          2. Radioactive Waste. Reference is made to the caption "Radioactive Waste" in Note 2 to Registrant's 1993 Financial Statements appearing on pages 46 and 47 of Exhibit 13 to Registrant's 10-K Report, and which was incorporated by reference under the caption "Radioactive Waste" under Part I, Item 1 of Registrant's 10-K Report. Published reports indicate that the low-level radioactive waste repository in Barnwell, South Carolina will no longer accept such waste. Niagara Mohawk Power Corporation ("Niagara Mohawk"), the managing co-tenant of Unit No. 2 of the Nine Mile Point Nuclear Generating Station ("NMP2"), in which Registrant owns a 9% interest, has informed Registrant that the low-level radioactive waste produced at NMP2 (which has heretofore been shipped to the Barnwell repository) can be stored on-site until 2003, after which other arrangements would need to be made to dispose of such waste.

          3. INPO Monitoring. Reference is made to the caption "Electric - Operational Matters", and to the subcaption "NRC and INPO Monitoring" under Part I, Item 2 of Registrant's 10-K Report, for a discussion of evaluations made by the Institute of Nuclear Power Operations ("INPO") regarding the operation of NMP2. Niagara Mohawk has reported to Registrant the results of an evaluation conducted by INPO regarding overall performance at NMP2. INPO rates nuclear performance from 1 (highest) to 5 (lowest). Niagara

Mohawk reported to Registrant that the INPO team upgraded the NMP2 facility from category 3 to category 2, indicating an exemplary overall performance.

          4. Toxic Substances and Hazardous Wastes. Reference is made to the caption "Environmental Quality" in Part I, Item 1 of Registrant's 10-K Report, and to the subcaption "Toxic Substances and Hazardous Wastes" therein, for a discussion of Registrant's potential liability with reference to a certain landfill in the Town of Poughkeepsie, New York, known as the FICA Landfill site.
A Consent Agreement has been entered into by numerous parties to settle an action brought by New York State under the Comprehensive Environmental Response Compensation Liability Act, known as "CERCLA", against J&T Recycling, Inc., as the operator of the FICA Landfill, to require the remediation of such landfill. As part of such Consent Agreement, Registrant has agreed to provide coal fly ash to be used in implementing the Approved Remedial Action Plan contained in the Consent Agreement which sets forth the methodology for the remediation of the FICA Landfill, and in return has been given a full discharge and release by New York State from all past, present and future claims and penalties relating to the FICA Landfill site. The Consent Agreement has been approved by the United States District Court for the Southern District of New York.

          5. Dividends. Reference is made to Part I, Item 2 of this report, under the caption "Common Stock Dividends" on Pages 16 and 17 therein for a discussion of Registrant's dividend policies.

          6. Economic Development Power - Competition. Reference is made to the captions "Other Matters - Competition" and "Other Matters - Economic Development Power" in Part I, Item 1 of Registrant's 10-K Report for a discussion of (i) the emergence of competition in the electric industry and (ii) the "Economic Development Power" ("EDP") generated by the Power Authority of the State of New York ("PASNY") at its Fitzpatrick Nuclear Generating Station to municipalities for municipal agencies on behalf of businesses.

          During June, 1994, Registrant submitted two proposed tariff amendments to the New York State Public Service Commission ("PSC") as part of Registrant's efforts to stimulate economic growth in its franchise area. Registrant can make no prediction as to whether the PSC will approve such filings.

          The first such filing proposed an economic development electric rate discount for large industrial customers (who exhibit new annual electric load of 500 KW or more) who locate or expand their business operations within Registrant's service territory. Certain energy efficiency guidelines must also be met by eligible customers. Qualifying customers would pay lower electric prices, with savings of between 20 and 25%. The discount would be for incremental consumption and would be based on a 50% reduction of the fixed cost of providing generating capacity and would be in effect for a qualifying customer for 60 months. The proposed rate is intended to encourage business expansion or relocation in Registrant's service territory. Subject to PSC approval, this new rate will become effective October 1, 1994.

          The second such filing would enable Registrant to sell EDP generated by PASNY to customers in Registrant's service territory who have received an allocation from the New York State Economic Development Power Allocation Board. Under the terms of this filing, Registrant proposes to purchase the EDP directly from PASNY and deliver the electricity to EDP customers. In addition to PASNY's charge of approximately 4 cents per kilowatt hour for EDP, Registrant proposes to charge 3.5 cents per kilowatt hour to cover Registrant's applicable operating expenses. The price per kilowatt hour which any individual customer would pay, however, will vary depending upon the nature of its operations.

          On June 8, 1994, PASNY announced that the New York State Economic Development Power Allocation Board had recommended that 15,300 KW of EDP be allocated for 10 years for the joint venture composed of Cirrus Logic and International Business Machine ("IBM"), located adjacent to IBM's East Fishkill, New York plant in Registrant's franchise territory. The announcement indicated that such allocation was an enticement for Cirrus Logic to undertake a $215 million expansion to produce semi-conductors at such plant. Cirrus Logic is reported to be a California-based company that provides software and integrated circuits for communications, graphics, mass storage and multimedia applications. Such EDP would be delivered by the Registrant.

          By Order issued and effective July 11, 1994, the PSC, in a generic proceeding to address competitive opportunities available to customers of electric and gas service and to develop criteria for utility responses, adopted guidelines for the sale of electricity at flexible rates to customers with competitive opportunities for electric energy, which will be implemented in rate cases. Among other things, such Order prohibits the use of flexible rates in competition with EDP, except under certain circumstances. Such Order contemplates a second phase of such proceedings to explore issues related to future increasing competition, in coordination with the State Energy Plan process, including exploration of (1) wholesale competition with or without a spinoff of generation assets and (2) partial and full retail wheeling.

          7. Energy Efficiency Program. Reference is made to paragraph 1, entitled "Energy Efficiency Matters", of Item 5 of

                                     -21-
Registrant's Current Report, on Form 8-K, dated April 21, 1994, for a description of Registrant's filing with the PSC, on April 11, 1994, of its 1994-1996 Energy Efficiency Program which reflected Registrant's revised Integrated Electric Resource Plan ("IERP"). Registrant in such filing concluded that its demand side management budget and goals program (previously approved by the PSC in January
1994) was unsupported by its IERP and requested a substantial reduction in its demand side management programs, including those previously approved for 1994.

          By Order, issued and effective July 12, 1994, the PSC rejected Registrant's filing, including its downward modifications of its demand side management plan for 1994, and ordered Registrant to comply with the 1993-94 Energy Efficiency Program, as so approved in January 1994. In such Order, the PSC instructed the PSC Staff to work with the Office of the PSC Counsel to develop possible penalty actions against Registrant or cost disallowances which the PSC may wish to pursue. Registrant expects to discuss its compliance with this Order with the PSC Staff in the immediate future. Registrant can make no prediction as to what action the PSC may ultimately take in this matter, but Registrant believes that any penalty action or cost disallowance is unwarranted.

          8. Medium-Term Note Program. Reference is made to Registrant's Medium-Term Note Program pursuant to which $125 million aggregate principal amount of Debt Securities are being offered by a Prospectus, dated April 13, 1992 ("Prospectus"), as supplemented by two Prospectus Supplements, each dated May 28, 1992, filed as part of a "shelf" Registration Statement (No. 33-46624), on Form S-3, under the Securities Act of 1933. Effective as of October 22, 1993, Registrant suspended the operation of said Medium-Term Note Program. Registrant presently expects to reinstate said Program effective as of October 1, 1994.

          The Ratio of Earnings to Fixed Charges, described in Item 503 of Regulation S-K of the Securities and Exchange Commission ("SEC"), is set forth in said Prospectus as of March 31, 1992.
Such information as of June 30, 1994 is as follows:
                                                    Twelve Months
                                                        Ended
                           Year Ended December 31,     June 30,

                       1989  1990  1991  1992  1993     1994
Ratio of Earnings
  to Fixed Charges*... 2.33  2.43  2.70  3.07  3.29     3.29 **

* Year-end figures are restated to conform to current (1994) reporting which includes the interest portion of rent expense as a component of interest charges.

** For the three months and six months ended June 30, 1994, such ratios are 2.59 and 3.80, respectively, which reflect the seasonal nature of the Company's business.

          For purposes of this ratio (i) earnings consist of pretax income from continuing operations to which fixed charges have been added, and (ii) fixed charges consist of interest charges on first mortgage bonds, other long-term debt and short-term debt, other interest charges, amortization of premium and expense on debt and the portion of rents representative of the interest factor.

          9.   Electric Sales to IBM.  Reference is made to Part I,
Item 2 of this report, under the caption "Sales" on Page 13 therein, for a description of the continuing downsizing and employee reduction program of IBM in Registrant's service territory.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

        Exhibit No.
      Regulation S-K
         Item 601
       Designation         Exhibit Description

     (10) --     Material Contracts

         (i)   99--      Second Amendment, effective as of September
                         1, 1994, to Fuel Oil Supply Contract,
                         effective as of September 1, 1992, between Global Petroleum Corporation and Registrant,
                         Consolidated Edison Company of New York, Inc.
                         and Niagara Mohawk Power Corporation for the
                         Roseton Electric Generating Station.

         (ii) 18--       Agreement, made March 14, 1994, by and
                         between Registrant and Mellon Bank, N.A., amending and restating, effective April 1, 1994, Registrant's Savings Incentive Plan and related Trust Agreement with The Bank of New
                         York.

     12-- Statement Showing Computation of the Ratio of Earnings to Fixed Charges.

     27--      Financial Data Schedules, pursuant to Item 601(c) of
               Regulation S-K.

     (b)  Reports on Form 8-K.  Registrant filed the following
Current Report on Form 8-K during the quarter for which this Quarterly Report on Form 10-Q is filed:

     (1) Report on Form 8-K, dated April 21, 1994, (i) describing in Item 5 (Other Events) the filing by Registrant, on April 11, 1994, with the PSC of its 1994-1996 Energy Efficiency Program; (ii) describing in Item 5 (Other Events) the review with the PSC, on April 7, 1994, of Registrant's Integrated Electric Resource Plan; and (iii) describing in Item 5 (Other Events) (a) the agreement between Niagara Mohawk and Registrant, made as of March 30, 1994, to terminate and cancel the 1987 Roseton Amendment Agreement relating to the purchase, over a ten-year period commencing in December, 1994, of Niagara Mohawk's interest in the Roseton Steam Electric Generating Station ("Roseton Plant"), (b) the motion filed by Niagara Mohawk and Registrant on April 12, 1994 to close the proceeding pending before the PSC to approve the 1987 Roseton Amendment Agreement, and (c) the Letter of Understanding entered into between Niagara Mohawk and Registrant on March 30, 1994, which forms the basis for certain agreements to be entered into regarding the Roseton Plant, and sales of capacity and energy from Niagara Mohawk to Registrant.


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                      CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                              (Registrant)



                      By
                                   John F. Drain,
                         Vice President - Finance and Controller
                               Authorized Officer and
                             Principal Financial Officer

Dated:  August 5, 1994













                                     -24-