Form 10-Q
period 1994-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1994-11-04
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.............September 30, 1994
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,163,503 shares outstanding as of September 30, 1994.


                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                                     INDEX





       PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended September 30, 1994 and 1993               1-2

         Consolidated Statement of Income -
          Nine Months Ended September 30, 1994 and 1993                3-4

         Consolidated Balance Sheet - September 30, 1994
          and December 31, 1993                                        5-6

         Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1994 and 1993                7-8

         Notes to Consolidated Financial Statements                    9-10

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                  10-17


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            18-21

Item 5 - Other Information                                            21-25

Item 6 - Exhibits and Reports on Form 8-K                             25

Signatures                                                            26












                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 3 Months Ended
                                                       September 30,
                                                   1994              1993
                                                  (Thousands of Dollars)
Operating Revenues
 Electric                                       $  103,315       $ 105,672
 Gas                                                10,963          10,021
  Total - own territory                            114,278         115,693
 Revenues from electric sales
  to other utilities                                 1,813           4,383
                                                   116,091         120,076
Operating Expenses
 Operation:
  Fuel used in electric generation                  16,922          18,548
  Purchased electricity                             10,571          13,430
  Purchased natural gas                              5,793           5,134
  Other expenses of operation                       24,827          24,401
 Maintenance                                         7,274           8,965
 Depreciation and amortization                      10,149          10,392
 Taxes, other than income tax                       16,370          16,267
 Federal income tax                                  2,804           2,867
 Deferred income tax                                 3,841           3,004
                                                    98,551         103,008

Operating Income                                    17,540          17,068

Other Income and Deductions
 Allowance for equity funds
  used during construction                             242             182
 Federal income tax                                    311             225
 Deferred income tax                                   (71)             76
 Other - net                                         1,865             961
                                                     2,347           1,444

Income Before Interest Charges                      19,887          18,512

Interest Charges
 Interest on mortgage bonds                          4,893           5,687
 Interest on other long-term debt                    1,979           1,550
 Other interest                                        328             298
 Allowance for borrowed funds
  used during construction                            (151)           (171)
 Amortization of premium and
  expense on debt                                      404             561
                                                     7,453           7,925

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 3 Months Ended
                                                      September 30,
                                                   1994            1993
                                                (Thousands of Dollars)

Net Income                                         12,434          10,587

Dividends Declared on
 Preferred Stock                                    1,282           1,323
Income Available for Common Stock                  11,152           9,264
Dividends Declared on
 Common Stock                                       8,925           8,700

Balance Retained in the Business                $   2,227        $    564


Common Stock:
 Average Shares Outstanding (000s)                 17,138          16,875

 Earnings Per Share                                 $ .65           $ .55

 Dividends Declared                                 $ .52           $.515




















                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 9 Months Ended
                                                       September 30,
                                                   1994              1993
                                                  (Thousands of Dollars)
Operating Revenues
 Electric                                       $  305,600       $ 311,950
 Gas                                                81,012          70,008
  Total - own territory                            386,612         381,958
 Revenues from electric sales
  to other utilities                                 9,529           9,234
                                                   396,141         391,192
Operating Expenses
 Operation:
  Fuel used in electric generation                  54,464          55,116
  Purchased electricity                             32,365          37,140
  Purchased natural gas                             44,958          37,363
  Other expenses of operation                       75,092          72,547
 Maintenance                                        24,263          25,653
 Depreciation and amortization                      30,386          31,175
 Taxes, other than income tax                       50,381          48,917
 Federal income tax                                 17,379          16,290
 Deferred income tax                                 6,639           5,958
                                                   335,927         330,159

Operating Income                                    60,214          61,033

Other Income and Deductions
 Allowance for equity funds
  used during construction                             668             480
 Federal income tax                                  1,142             525
 Deferred income tax                                  (164)            259
 Other - net                                         4,975           3,269
                                                     6,621           4,533

Income Before Interest Charges                      66,835          65,566

Interest Charges
 Interest on mortgage bonds                         15,409          17,009
 Interest on other long-term debt                    5,699           4,626
 Interest on short-term debt                           -                13
 Other interest                                      1,135             831
 Allowance for borrowed funds
  used during construction                            (415)           (450)
 Amortization of premium and
  expense on debt                                    1,579           1,652
                                                    23,407          23,681

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 9 Months Ended
                                                      September 30,
                                                   1994            1993
                                                (Thousands of Dollars)

Net Income                                         43,428          41,885

Dividends Declared on
 Preferred Stock                                    3,844           4,022
Income Available for Common Stock                  39,584          37,863
Dividends Declared on
 Common Stock                                      26,577          25,766

Balance Retained in the Business                $  13,007        $ 12,097


Common Stock:
 Average Shares Outstanding (000s)                 17,065          16,657

 Earnings Per Share                                $ 2.32          $ 2.27

 Dividends Declared                                $1.555          $ 1.53




















                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                            September 30, 1994  December 31, 1993
                                      (Thousands of Dollars)
                   ASSETS
Utility Plant
 Electric                               $1,106,822        $1,083,491
 Gas                                       131,552           128,093
 Common                                     80,779            80,485
 Nuclear fuel                               29,062            28,199
                                         1,348,215         1,320,268
 Less: Accumulated depreciation            455,893           427,504
       Nuclear fuel amortization            22,934            20,646
                                           869,388           872,118
 Construction work in progress              51,034            42,741
                                           920,422           914,859
Other Property and
 Investments                                10,868             8,465

Current Assets
 Cash and temporary cash
  investments                               17,010            27,172
 Special deposits                              644               458
 Accounts receivable from
  customers-net                             38,009            46,452
 Accrued unbilled utility
  revenues                                   9,966            16,931
 Other receivables                           2,673             2,255
 Materials and supplies, at
  average cost                              30,912            35,417
 Prepaid taxes and other
  prepayments                               19,818            10,910
                                           119,032           139,595
Deferred Charges
 Income taxes recoverable                   72,949            71,121
 Deferred finance charges
  approved for amortization                 37,010            37,868
 Deferred finance charges -
  Nine Mile 2 Plant                         35,181            35,181
 Unamortized debt expense                   11,223            12,707
 Deferred energy efficiency
  costs                                      9,415            10,316
 Deferred gas costs                          8,114          10,239
 Deferred vacation                           3,888             3,643
 Other                                      18,244            20,246
                                           196,024           201,321

Accumulated Deferred Income Tax             62,624            63,995
                                        $1,308,970        $1,328,235
                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            September 30, 1994  December 31, 1993
                                     (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1994 - 17,163,503
  1993 - 16,953,147                    $   85,818          $   84,766
 Paid-in capital                          275,756             270,848
 Retained earnings                         82,030              69,023
 Capital stock expense                     (6,793)             (6,791)
 Unrealized gain on investments               801                -
                                          437,612             417,846
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption                              46,030              46,030
  Subject to mandatory
   redemption                              35,000              35,000
                                           81,030              81,030
 Long-term Debt                           391,757             391,810
                                          910,399             890,686
Current Liabilities
 Current maturities
  of long-term debt                         1,038              51,019
 Accounts payable                          24,971              28,554
 Accrued taxes                              6,498                 249
 Accrued interest                          10,684               6,361
 Dividends payable                         10,207               9,906
 Accrued vacation                           4,081               3,836
 Customer deposits                          3,554               3,452
 Other                                      4,452               4,716
                                           65,485             108,093
Deferred Credits and Other
 Liabilities
 Income taxes refundable                   28,600              28,935
 Deferred finance charges -
  Nine Mile 2 Plant                        35,181              35,181
 Deferred finance charges approved
  for amortization                            750               5,250
 Accrued pension costs                     10,212              11,733
 Deferred unbilled gas revenues               549               5,814
 Deferred Nine Mile 2 Plant
  litigation proceeds                       1,358               3,695
 Other                                     16,632               7,069
                                           93,282              97,677
Accumulated Deferred Income Tax           239,804             231,779
                                       $1,308,970          $1,328,235
                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                For the 9 Months Ended
                                                    September 30,
                                                  1994           1993
                                                (Thousands of Dollars)
Operating Activities
  Net Income.........................           $43,428        $41,885
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization.......            33,640         34,942
    Deferred income taxes, net.......             6,803          5,699
    Allowance for equity funds used
     during construction.............              (668)          (480)
    Nine Mile 2 Plant deferred
     finance charges, net............            (3,642)        (1,682)
    Provision for uncollectibles.....             2,661          2,350
    Accrued pension costs............            (1,521)        (1,921)
    Gain on sale of long-term
     investments.....................               -             (670)
    Deferred gas costs...............             2,125          2,381
    Other - net......................             5,826           (838)

  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues................            12,329         13,970
    Materials and supplies...........             4,505          3,054
    Special deposits, prepaid taxes
     and other prepayments...........            (9,094)        (7,153)
    Accounts payable.................            (3,583)           372
    Accrued taxes and interest.......            10,572          6,108
    Other current liabilities........                83            611
  Net cash provided by operating
   activities........................           103,464         98,628

Investing Activities
  Additions to plant.................           (43,164)       (41,260)
  Allowance for equity funds used
   during construction...............               668            480
  Net additions to plant.............           (42,496)       (40,780)
  Investment activity of
   subsidiaries......................                14           (149)
  Insurance recovery.................             6,532           -
  Plant retirements, cost of removal
   and other.........................            (2,458)        (1,576)
  Nine Mile 2 Plant decommissioning
   trust fund........................              (873)          (657)
  Proceeds from sale of long-term
   investments.......................               -            2,212
  Net cash used in investing
   activities........................           (39,281)       (40,950)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                For the 9 Months Ended
                                                     September 30,
                                                   1994         1993
                                                 (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
      Long-term debt.................               -           21,316
      Common stock...................             5,960         28,250
   Net repayments of short-term debt.               -          (15,000)
   Retirement and redemption of
    long-term debt and preferred
    stock...........................            (50,119)       (21,992)
   Dividends paid on preferred and
    common stock....................            (30,121)       (29,138)
   Issuance and redemption costs....                (65)        (1,263)

   Net cash used in financing
    activities.......................           (74,345)       (17,827)

Net change in Cash and Cash
 Equivalents.........................           (10,162)        39,851
Cash and Cash Equivalents -
 Beginning Year......................            27,172         11,258

Cash and Cash Equivalents -
 End of Period.......................           $17,010        $51,109


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized).....................           $17,158        $19,069
   Federal income tax paid...........             9,300          9,400




                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  Notes to Consolidated Financial Statements

1.   General

     The accompanying consolidated financial statements of Central Hudson Gas & Electric Corporation (herein the Registrant or the Company) are unaudited but, in the opinion of management, reflect adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited consolidated financial statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1993 (10-K Report). Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

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

3.   Financial Instruments

     Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) issued by the FASB. The adoption of SFAS 115 resulted in the recording of an unrealized net holding gain as an adjustment to common stock equity. This unrealized net holding gain represents the amount by which the market value of an investment that the Company maintains in an insurance company exceeds its cost, net of tax effects. This investment, which is classified as "available-for-sale" under SFAS 115, had a cost and market value at September 30, 1994 of $775,000 and $2,008,000, respectively, and a resulting unrealized net holding gain of
$801,000.   Common stock equity will be adjusted to reflect
periodic changes in the market value of this investment. A realized gain or loss would be recorded in the Consolidated Statement of Income upon sale or other disposition of this investment.

4.   Commitments and Contingencies

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 (entitled "Commitments and Contingencies") to the consolidated financial statements included in the Company's 10-K Report. Except as may be disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended September 30, 1994, the Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 1994, and the Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1994, and in any Current Report, on Form 8-K, filed in 1994, there have been no material changes in the subject matters discussed in said
Note 9.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1994, cash expenditures related to the construction program of the Company amounted to $42.1 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $42.5 million includes the debt portion of the allowance for funds used during construction of $415,000. The cash requirements for such expenditures were funded from internal sources and proceeds of $6.0 million from the issuance of 210,356 shares of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan.

On September 1, 1994, the Company paid at maturity $50 million of the Company's First Mortgage Bonds, 8 1/8% series due 1994. The associated cash requirements were financed from internal funds.

The financing activity discussed in the preceeding paragraphs resulted in an increase in the common equity ratio from 44.4% at December 31, 1993 to 48.0% at September 30, 1994 and the book value of common stock from $24.65 at December 31, 1993 to $25.50 per share at September 30, 1994.

During the third quarter, the Company received $6.5 million from an insurance recovery of reconstruction costs of the Roseton Electric Generating Station (which facility is described in Part I, Item 2 of the 10-K Report under the caption "Properties - Electric - Roseton Plant") ("Roseton Plant") after a fire damaged such plant in March 1993.

Settlements of $5.1 million with various pipeline companies, approved by the Federal Energy Regulatory Commission, were received in the second and third quarters of 1994. These settlements will be refunded to the Company's gas customers, primarily over the next twelve months.

On October 7, 1994, the Company received $1.6 million as settlement proceeds from Seaboard Surety Company ("Seaboard") on a legal action commenced against Seaboard in March 1994. The Company commenced the lawsuit against Seaboard to recover on a performance bond obtained by Great Plains Pipeline Construction, Inc. ("Great Plains") on behalf of the Company. Great Plains failed to perform the contract it had with the Company to bore a hole and install a natural gas pipeline under the Hudson River and, subsequently, went into involuntary bankruptcy proceedings. Due to Great Plains failure to perform the contract in March 1992, the Company was forced to incurr additional costs to complete the pipeline installation using other contractors. Great Plains was not party to the settlement between the Company and Seaboard.

At September 30, 1994, the Company had no short-term debt outstanding, $10.5 million invested in short-term securities, and $52.0 million of short-term credit available.

RESULTS OF OPERATIONS

The following tables report the variation in the results of operations for the three months and nine months ended September
30, 1994 compared to the same periods for 1993:

                                           3 MONTHS ENDED SEPTEMBER 30,
                                                                INCREASE
                                           1994       1993     (DECREASE)
                                              (Thousands of Dollars)
Operating Revenues                       $116,091     $120,076     $(3,985)
Operating Expenses                         98,551      103,008      (4,457)
Operating Income                           17,540       17,068         472
Other Income & Deductions                   2,347        1,444         903
Income before Interest Charges             19,887       18,512       1,375
Interest Charges                            7,453        7,925        (472)

Net Income                                 12,434       10,587       1,847
Dividends Declared on
 Preferred Stock                            1,282        1,323         (41)
Income Available for Common Stock        $ 11,152     $  9,264     $ 1,888


                                           9 MONTHS ENDED SEPTEMBER 30,
                                                                INCREASE
                                           1994       1993     (DECREASE)
                                              (Thousands of Dollars)
Operating Revenues                       $396,141     $391,192     $ 4,949
Operating Expenses                        335,927      330,159       5,768
Operating Income                           60,214       61,033        (819)
Other Income & Deductions                   6,621        4,533       2,088
Income before Interest Charges             66,835       65,566       1,269
Interest Charges                           23,407       23,681        (274)

Net Income                                 43,428       41,885       1,543
Dividends Declared on
 Preferred Stock                            3,844        4,022        (178)
Income Available for Common Stock        $ 39,584     $ 37,863     $ 1,721

EARNINGS

Earnings per share of common stock were $.65 for the third quarter of 1994, as compared to $.55 for the third quarter of 1993, an increase of 18%. Earnings per share of common stock were $2.32 for the nine months ended September 30, 1994, as compared to $2.27 for the nine months ended September 30, 1993, an increase of 2%.

The increase in earnings per share for the quarter ended
 September 30, 1994 resulted primarily from decreased operation and maintenance costs and interest charges in 1994. The decrease in operation and maintenance costs was due primarily to decreased maintenance costs of the Company's electric generating plants in the third quarter of 1994 and higher legal costs in 1993. The increase in earnings per share for the nine months ended September 30, 1994 was attributable primarily to decreased maintenance costs on the Company's electric generating plants and higher revenues from increased gas sales to commercial and residential customers, which were partially offset by higher payroll costs, reduced earnings from the PSC incentive program related to energy efficiency, and the inclusion in 1993 earnings of the gain from the sale of long-term investments.

OPERATING REVENUES

Operating revenues decreased $4.0 million (3%) for the third quarter of 1994 as compared to the third quarter of 1993 and increased $4.9 million (1%) for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993. Details of these revenue changes by electric and gas departments are as follows:




                           INCREASE (DECREASE) FROM PRIOR PERIOD
                            THIRD QUARTER               NINE MONTHS
                           Electric    Gas           Electric      Gas
                                   (Thousands of Dollars)
Customer Sales            $  (961)    $   279 *      $(3,159)    $ 4,329 *
Increases in Base
 Rates                      1,327        -             3,860        -
Sales to Other
 Utilities                 (2,570)       -               295        -
Fuel and Gas Cost
 Adjustment                (1,392)        576         (5,954)      7,094
Deferred Revenues          (1,351)          6         (1,278)       (482)
Miscellaneous                  20          81**          181          63 **
                          $(4,927)    $   942        $(6,055)    $11,004

 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

SALES

Total kilowatt-hour sales of electricity within the Company's service territory decreased 2%, while firm sales of natural gas decreased 3%, for the third quarter of 1994 as compared to the third quarter of 1993. For the nine months ended September 30, 1994, electric sales decreased 2% and firm gas sales increased 9% compared to last year. Changes in sales from last year by major customer classifications are set forth below:

                          INCREASE (DECREASE) FROM PRIOR PERIOD
                            THIRD QUARTER               NINE MONTHS
                          Electric    Gas             Electric    Gas
    Residential              4%        -                 3%        7%
    Commercial               1         5%                3        13
    Industrial              (9)       (5)              (13)        1
    Interruptible           N/A       31                N/A       13
    Transportation of
     Customer-owned
     Gas                    N/A       72                N/A      (19)

Billing degree days were 2% lower for the quarter ended
 September 30, 1994 and 5% higher for the nine months ended
 September 30, 1994.

Sales of electricity to residential customers in the third quarter of 1994 increased 4% from the comparable prior year period due primarily to an increase in usage per customer. Commercial sales in the third quarter of 1994 increased 1% as compared to last year resulting primarily from an increase in usage per customer. Electric sales to industrial customers decreased 9% due primarily to a decline in usage by International Business Machines Corporation (IBM), which is the Company's largest customer.

For a description of the continuing downsizing and employee reduction program of IBM in the Company's service territory, reference is made to Part I, Item 1 of the 10-K Report, under the caption "Electric Sales to IBM". Reports published, on or about July 27, 1994, indicated that IBM would close its mainframe facility located in the Company's service territory in Kingston, New York at the end of 1995, and would relocate 1,500 workers to a similar plant located in the Company's service territory in Poughkeepsie, New York. Based on published reports, the Company does not believe that this action will have a material effect on its electric revenues.

For the nine months ended September 30, 1994, sales of electricity to residential customers increased 3%, resulting primarily from an increase in usage per customer. Sales to commercial customers increased 3% due to the combined effect of a 2% increase in usage per customer and a 1% increase in the number of customers. Electric sales to industrial customers decreased 13% due primarily to a decline in usage by IBM.

Sales of gas to residential customers for the third quarter of 1994 remained stable compared to 1993. Sales of gas to commercial customers for the third quarter of 1994 increased 5% resulting from the combined effect of a 3% increase in usage per customer and a 2% increase in the number of customers.
 Firm gas sales to industrial customers decreased 5% for the third quarter of 1994 due primarily to the shift a large industrial customer from firm service to transportation gas service, which had a minor effect on net income.

For the nine months ended September 30, 1994, residential gas sales increased 7%, resulting primarily from an increase in usage per customer. Commercial gas sales increased 13% due to the combined effect of an 11% increase in usage per customer and a 2% increase in the number of customers. These increases in usage for residential and commercial customers for the nine-month period primarily result from 1994 degree days increasing 5% when compared to the same period in 1993. Firm gas sales to industrial customers increased 1% for the nine months ended September 30, 1994.

Interruptible gas sales increased 31%, in the third quarter of 1994 and 13% for the nine months ended September 30, 1994, due primarily to the increase in the amount of natural gas sold to the other cotenants for use as a boiler fuel at the Roseton Plant. The increase for the nine months ended September 30, 1994 was partially offset by decreased usage by IBM.

Transportation gas volumes increased 72% and decreased 19% for the quarter and nine months ended September 30, 1994, respectively. For the third quarter, the increase was attributed primarily to the increased transportation service supplied to a large industrial customer and the transfer of another large industrial customer to transportation gas service from firm gas service. The decrease for the nine months ended September 30, 1994 resulted from the interruption of transportation service for approximately 35 days, in the first quarter of 1994, in order to meet the high firm demand caused by cold weather.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months and nine months ended September
 30, 1994 compared to the same periods for the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                  THIRD QUARTER             NINE MONTHS
                                 Amount  Percent          Amount  Percent
                                        (Dollars in Thousands)

 Fuel and Purchased
  Electricity                    $(4,485)  (14)%        $(5,427)      (6)%
 Purchased Natural Gas               659    13            7,595       20
 Other Expenses of
  Operation                          539     3            3,001        5
 Maintenance                      (1,751)  (21)          (2,071)      (9)
 Nine Mile 2 Plant Operation
  and Maintenance                    (53)   (1)             225        2
 Depreciation and Amortiza-
  tion                              (243)   (2)            (789)      (3)
 Taxes, Other than
  Federal Income Tax                 103     1            1,464        3
 Federal and Deferred Income
  Tax                                774    13            1,770        8
      Total                      $(4,457)   (4)%        $ 5,768        2%

The cost of fuel and purchased electricity decreased $4.5 million
 (14%) for the third quarter of 1994 and $5.4 million (6%) for the nine months ended September 30, 1994. The cost reductions for both periods were due primarily to lower electric sales and an overall lower cost mix of electric generation and purchased electricity in 1994, driven by decreased fuel prices.

Purchased natural gas costs increased $659,000 (13%) for the third quarter of 1994 and $7.6 million (20%) for the nine months ended September 30, 1994 primarily to meet the needs of increased sales in both periods.

Other expenses of operation increased $539,000 (3%) for the third quarter of 1994 and $3.0 million (5%) for the nine months ended September 30, 1994. The increases for both periods were related primarily to an increase in payroll costs and employee benefits. The third quarter was further impacted by a $225,000 increase in the provision for uncollectible customer accounts in 1994. These increases were partially offset by higher legal costs in 1993.

Maintenance expenses decreased $1.8 million (21%) for the third quarter of 1994 and $2.1 million (9%) for the nine months ended September 30, 1994. The decrease in the third quarter was due primarily to the major overhaul of Unit 3 of the Danskammer Electric Generating Plant (Danskammer Plant, as described in
 Part I, Item 2 of the 10-K Report, under the caption "Electric
 - General") in 1993 with no comparable overhaul in the same quarter of 1994. This decrease was partially offset by an increase in electric distribution costs caused primarily by various thunderstorms during the quarter. For the nine months ended September 30, 1994, the decrease was attributed primarily to the higher costs incurred in 1993 for the scheduled major overhaul of Units 3 and 4 of the Danskammer Plant as compared to the costs incurred in 1994 for the overhaul of Unit 4 of the Danskammer Plant. These decreased costs for the nine month period were partially offset by increased costs related to the gas distribution and transmission systems, incurred primarily to repair damage caused by the extremely cold weather in the first quarter of 1994.

Depreciation and amortization expense decreased $243,000 (2%) for the third quarter of 1994 and $789,000 (3%) for the nine months ended September 30, 1994, resulting primarily from a PSC approved reduction in depreciation rates.

Taxes, other than income tax, increased $103,000 (1%) for the third quarter of 1994 and $1.5 million (3%) for the nine months ended September 30, 1994 due primarily to increased property and payroll taxes.

Federal income taxes increased $774,000 (13%) for the third quarter of 1994 and $1.8 million (8%) for the nine months ended September 30, 1994. The increases for both periods resulted primarily from an increase in pre-tax income and the increase in the federal income tax rate in 1993 from 34% to 35%.

OTHER INCOME AND DEDUCTIONS, INTEREST CHARGES AND PREFERRED
DIVIDENDS

Other income and deductions increased $903,000 (63%) for the third quarter of 1994 and $2.1 million (46%) for the nine months ended September 30, 1994 due primarily to an increase in the amortization to income of Mirror CWIP (described in the section "Notes to Consolidated Financial Statements" of the Company's 1993 Annual Report under the caption "Allowance for Funds Used During Construction") related to the Nine Mile 2 Plant and a decrease in the deferral of revenues associated with the Company's variable interest rate notes. In addition, the increase for the nine-month period included an increase in interest earned on temporary cash investments. These favorable variations for both periods were partially offset by a decrease in Demand Side Management Equity Incentives. The increase for the nine months ended September 30, 1994 was also partially offset by the 1993 gain from the sale of long-term investments and the shareholders' contribution in 1994 for a gas system replacement program and employee training center in accordance with the settlement agreement with the PSC arising from the "Catskill Incident" (reference is made to the Company's Current Report, on Form 8-K, dated January 24, 1994, for further details of such settlement agreement).

Total interest charges (excluding allowance for funds used during construction) decreased $492,000 (6%) for the third quarter of 1994 and $309,000 (1%) for the nine months ended September 30, 1994, resulting primarily from the payment at maturity of $50 million of the Company's First Mortgage Bonds, 8 1/8% series due 1994.

Preferred Stock Dividends were $41,000 (3%) less for the third quarter of 1994 and $178,000 (4%) less for the nine months ended September 30, 1994 than the comparable periods of the prior year due to the optional redemption in 1993 of all of the Company's outstanding shares of its 8.40% Cumulative Preferred Stock and its Adjustable Rate Cumulative Preferred Stock, Series A. These series were replaced with two series of lower rate serial preferred stock, the 6.80% Redeemable Cumulative Preferred Stock and the 6.20% Redeemable Cumulative Preferred Stock.

COMMON STOCK DIVIDENDS

Reference is made to the caption "Common Stock Dividends and Price Ranges" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in
 Exhibit 13 to the 10-K Report, and which was incorporated by reference in Part II, Item 5 of the Company's 10-K Report, for a discussion of the Company's dividend policies. On September 23, 1994, the Board of Directors of the Company declared a quarterly dividend of $.52 per share, payable November 1, 1994 to shareholders of record as of October 11, 1994.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     1. Asbestos Litigation. Reference is made to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 ("10-K Report") and to the caption "Asbestos Litigation" in
Part I, Item 3 (Legal Proceedings) thereof for a discussion of the litigation regarding asbestos currently pending against Registrant.

     Since 1987, the Registrant, along with many other parties, has been a defendant or third-party defendant in a total of 522 asbestos lawsuits commenced in New York State and federal courts. Of such 522 asbestos lawsuits that had been brought against Registrant, only 266 remain pending, as of October 19, 1994, as a result of the following: (1) the Registrant negotiated voluntary dismissals in 26 cases and won summary judgement dismissals in 9 cases; (2) 116 third-party claims were extinguished with respect to the Company when the third-party plaintiff, Owens-Corning Fiberglas ("OCF") settled the cases with the plaintiffs; and (3) Registrant settled 105 cases for an amount that in the aggregate is not material to the Registrant's financial position.

     By complaints, dated July 14, 1994, August 31, 1994 and October 17, 1994, the Registrant was made a defendant in 35 new cases, all filed in the New York State Supreme Court, County of New York. As of October 19, 1994, 264 cases were pending against the Registrant in New York State Supreme Court, County of New York and two (2) cases were pending against Registrant in the United States District Court for the Southern District of New York. Two hundred and fifty-six (256) of these plaintiffs seek $10,000,000 in compensatory damages, plus punitive damages, seven
(7) plaintiffs seek $10,500,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $27,000,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $70,000,000 in compensatory damages, plus punitive damages, and, in one (1) case, in which the Registrant was joined as a third-party defendant by OCF, the complaint alleges that the Registrant is responsible to OCF for the amount of any recovery obtained by plaintiff against OCF in the lawsuit.

     In summary, as of October 19, 1994, the Registrant is a defendant or third-party defendant in 266 asbestos lawsuits. Although the Registrant is presently unable to assess the validity of these 266 lawsuits, based on information known to the Registrant at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Registrant believes that the costs to be incurred in connection with these lawsuits will not have a material adverse effect on the Registrant's financial position. However, if the Registrant were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Registrant if the Registrant could not recover all or a substantial portion thereof in rates. Registrant's insurance does not extend to punitive damages.

     2. IBM Litigation. Reference is made to Part I, Item 3 of Registrant's 10-K Report, under the caption "Legal Proceedings - IBM Litigation" for a description of a lawsuit filed by International Business Machines Corporation ("IBM") against Registrant and other unnamed defendants in the Supreme Court of the State of New York, Dutchess County, relating to allegations of negligence, gross negligence and breach of contract on the part of the defendants that resulted in a power outage and electrical loss whereby IBM alleged it sustained damages of $470,740.

     By agreement, dated as of September 12, 1994, IBM and Registrant agreed to discontinue such action, without admission by either party of liability or wrongdoing. Registrant paid
$150,000 to IBM under the terms of such agreement. A stipulation discontinuing such action was filed in the Dutchess County
Clerk's Office on September 30, 1994.

     3. Environmental Claims. By letter, dated September 15, 1994, the City Manager of the City of Newburgh, New York ("City"), notified the Registrant that the City, while excavating in connection with improvements to its wastewater treatment plant, had encountered contamination (a tar-like substance) at its site. The City Manager stated that the contamination may have migrated from a nearby site owned by Registrant and formerly used as a coal gas manufacturing plant. Preliminary tests reveal that samples of the substance taken from the City's site and from Registrant's property are chemically similar.

     By letter, dated September 23, 1994, Registrant notified the New York State Department of Environmental Conservation ("NYSDEC") that there had been a potential release from Regis-trant's site of a tar-like substance. The Registrant has since submitted a proposed plan to NYSDEC for further investigation of the site. The City has suspended construction of the wastewater treatment plant until more information becomes available about the nature of the contamination of the site. The City has orally informed Registrant that it is incurring damages as the result of the interruption of work at its facility and that it intends to hold Registrant responsible for such damages, together with the costs incurred in cleaning up the City's site. Registrant has offered to work with the City to develop measures that can allow construction of such improvements to proceed. Based on Registrant's experience, Registrant believes that implementation of such measures would not have a material impact on the cost or schedule of such improvements.

     The Registrant has put its primary liability insurer on notice of this situation.

     The Registrant is unable to predict the outcome of this matter and the ultimate financial impact, if any, on the Registrant.

     4.  Wappingers Falls Incident.  Reference is made to Part I,
Item 1 of Registrant's 10-K Report and to the caption "Business - Other Matters - Gas Service Incident" for a description of an incident that occurred in the Village of Wappingers Falls, New York on February 12, 1994 in Registrant's service territory.

     Registrant, on October 17, 1994, publicly stated that an investigation it had undertaken had not yet determined what caused the first explosion, which destroyed a residence, but that a reconstruction of the sequence of events indicates that the explosion in the residence was not caused by natural gas. The investigation also indicates that the force of this initial explosion, in combination with deep frost conditions, caused a weld in a natural gas pipeline of the Registrant to crack. Registrant is continuing its investigation and has not reached a conclusion with respect to the second explosion, which destroyed a commercial building. Registrant has not ruled out the possibility that natural gas escaping from the cracked natural gas pipeline was involved in the second explosion.

     The results of an investigation regarding the incident that is being conducted by the Public Service Commission of the State of New York ("PSC") are expected to be made public in November
1994.

     As of October 28, 1994, two lawsuits have been commenced against Registrant alleging personal injuries and/or property damage arising out of such incident, as follows:

     (i) On October 13, 1994, Registrant was served with a summons and complaint in an action brought by Edward Baecher d/b/a NTC Auto Body against
          Registrant, the Town of Wappingers Falls, the
          Village of Wappingers Falls, and the Wappingers
          Falls Fire Department. Four causes of action are recited in the complaint, one of which relates to the Registrant. This cause of action alleges that because of Registrant's negligence in the construction, maintenance and improvements of its facilities near the plaintiff's commercial establishment at 33
          Market Street in Wappingers Falls, an explosion resulted that destroyed the building and its contents. Plaintiff, who owns the business only, but not the building, at 33 Market Street, seeks recovery from the Registrant of compensatory and punitive damages in the sum of $1,000,000, plus interest, costs and disbursements.

     (ii)      On August 31, 1994, Registrant was
               served with a summons and complaint in
               an action brought by John DeLorenzo
               against Registrant and the Village of
               Wappingers Falls. The plaintiff alleges that because of the negligence of defendants in causing and/or permitting natural gas to leak into plaintiff's home, an explosion resulted, which destroyed plaintiff's residence and its contents at 14 Franklin Street in the Village of Wappingers Falls, and which caused bodily injuries to the Plaintiff.
               Plaintiff seeks damages for these losses and injuries, which damages are unspecified in the complaint.

     Registrant is investigating these claims and presently has insufficient information on which to predict their outcome. Registrant believes that it has adequate insurance to cover any compensatory damages that might be awarded. Registrant's insur-ance, however, does not extend to punitive damages. At this time, Registrant can make no prediction as to any other litiga-tion which may arise out of this incident.

Item 5.  Other Information

     1. Roseton Steam Electric Generating Station ("Roseton Plant"). Reference is made to Item 5 of Registrant's Current Report, on Form 8-K, dated April 21, 1994, under the caption "Other Events - Roseton Steam Electric Generating Station" for a description of the Letter of Understanding between Niagara Mohawk Power Corporation ("Niagara Mohawk") and the Registrant relating to the cancellation of an agreement on the part of Registrant to purchase Niagara Mohawk's interest in the Roseton Plant ("Roseton Buy-Back Agreement"), and the joint motion made by Niagara Mohawk and Registrant to close the proceeding before the PSC for approval of such agreement. Cancellation of this Agreement will result in annual savings to the Registrant of approximately $7 million in capital costs over the period 1994 through 2003.

     Effective August 18, 1994, the PSC approved the motion of Niagara Mohawk and Registrant to close the approval proceeding.

     2. Competition. There are a number of emerging state and federal regulatory developments and possible structural changes in the electric and gas industries relating to competition and deregulation; however, at this early stage it is not possible to predict the outcome of these changes or the effect on the utility industry. In this regard, reference is made to Part I, Item 1 of Registrant's 10-K Report, and to the subcaption "Business - Other Matters - Competition".

          New York - Electric: In March of 1993, the PSC initiated a proceeding to address numerous issues related to competition in the energy markets in New York State. Two phases of this proceeding have been established to address the issues to be considered in the proceeding. Registrant has been actively involved in both phases.

     Phase I of such proceeding, which was completed in the summer of 1994, resulted in the approval by the PSC of "flexible rates" that would allow electric utility companies to negotiate individual contracts with certain large industrial and commercial customers to provide electricity at prices lower than currently offered. Flexible rates could help utilities retain large customers in an increasingly competitive environment. Under the flexible rate guidelines, residential and small customers and utility shareholders would share the burden of revenue losses which result from discounts to larger customers. To date, Registrant has not offered such flexible rates to any of its customers.

     Phase II of such proceeding, which is now underway, has an overall objective of identifying regulatory and ratemaking practices that will assist in the transition to a more competi-tive electric industry designed to increase efficiency in the provision of electricity while maintaining safety, environmental, affordability and service priority goals. To achieve this objective, Phase II will establish general principles to form the basis for the development of a framework toward a more competitive electric marketplace. Phase II will also examine issues relating to the establishment of a fully efficient wholesale electric market, including whether divestiture of generating assets by the provider of transmission and distribu-tion services would enhance the transition to a competitive wholesale market. Issues relating to retail competition also will be examined. Registrant can make no prediction as to the outcome of Phase II of this proceeding or when such Phase II will be concluded.

          New York - Natural Gas: In October, 1993, the PSC initiated a proceeding to address issues associated with the restructuring of the emerging competitive natural gas market, a process which had been set in motion by Order 636 of the Federal Energy Regulatory Commission, which requires pipeline gas suppliers to separate natural gas sales service from transportation and storage service, and which allows local distribution companies ("LDCs") such as Registrant and other end users open access to the interstate pipeline system for the purpose of transporting their gas from gas producing areas to the customer. (For a discussion of such Order, reference should be made to the caption "Natural Gas Supply" in Note 9 to Registrant's 1993 Financial Statements, which are Exhibit 13 to Registrant's 10-K Report, and which are incorporated therein by reference.) This PSC proceeding examines such issues to determine how best to implement changes in the services provided by the LDCs' segment of the gas industry, so that the benefits of the increased competition fostered by federal actions are fully realized by customers. Registrant can make no prediction as to the outcome of this proceeding or when such proceeding will be concluded.

          Registrant's Response: In response to the competitive forces and potential regulatory changes which are faced by Registrant, Registrant has from time to time considered, and, expects to continue to consider, various strategies designed to enhance its competitive position and to increase its ability to adapt to any anticipated changes in its business. Registrant's goal is to be "the energy supplier of competitive choice to its customers", and it has or intends to satisfy such goal by implementing appropriate cost-reduction measures, such as: the cancellation of the Roseton Buy-Back Agreement; the satisfaction of a portion of its power requirements with purchases of lower-cost electricity from energy providers outside Registrant's service territory; the operation of certain of its generating units on alternating six-month intervals and/or the placement of certain of its generating units on "ready-reserve" and reduction of its work force through attrition.

     3.  Economic Development Power-Competition.

     Reference is made to Part II, Item 5 of Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994, and to the caption "Economic Development Power - Competition" thereof for a discussion of Registrant's June, 1994 filing of a proposed economic development electric rate discount. Effective October 1, 1994, such rate was approved by the PSC. This rate will enable the Registrant to provide to eligible new and existing industrial and commercial customers a discount of 25% on current rates for six years, followed by a four-year period of reduction in the discount back to the tariff rates. Customers must apply for the discount by October 1, 1999.

     4.  Electric Utility Securities.

     Recent declines in the prices of electric utility securities, including Registrant's, have been attributed to the increase in interest rates during the past year, and the financial community's concern about the effects on electric utilities of increasing competitive pressures on the industry.
In addition, the price of electric utility securities in New York State, including the Registrant's securities, has been affected by the financial community's concern about the regulatory environment in New York State, due to the recent adverse testimony filed by the Staff of the PSC in the pending rate cases of Niagara Mohawk and Consolidated Edison Company of New York, Inc.

     5.  Other Matters.

     (a) Municipalization. Reference is made to Part I, Item 1 of Registrant's 10-K Report, under the caption "Business - Other Matters - Municipal Utilities" for a discussion of the powers of municipalities to acquire, through purchase or condemnation, all or a portion of the public utility service of any public utility company. Although the threat of municipalization is not new, either to Registrant or to other utilities across the country, the current and projected excess supply of electricity in the Northeastern United States and in Canada has significantly depressed wholesale prices, and which could cause such municipalization efforts to intensify. Registrant is not aware of any municipalization efforts in its franchise area.

     (b) Proposed Acquisition of Long Island Lighting Company ("LILCO"). Recently, New York Governor Mario Cuomo announced a tentative proposal by which LILCO would be purchased by the State of New York for $21.50 a share in an estimated $9 billion transaction, with the Power Authority of the State of New York ("PASNY") and/or the Long Island Power Authority ("LIPA") assuming responsibility for LILCO's operations. Governor Cuomo has indicated that a central purpose of this proposal would be the lowering of rates for LILCO's customers. Rates would be able to be lowered, it has been reasoned, because PASNY and LIPA would have to pay neither common stock dividends nor income taxes and would be able to issue debt at a lower cost of capital (i.e., tax-exempt debt). Registrant can make no prediction as to whether this proposal will be formalized, and whether, in fact, the takeover will be consummated. Published reports indicate that the proposed purchase is subject to numerous financial, political and regulatory contingencies. Registrant is also unable to predict what effect, if any, State ownership of LILCO's properties would have on the operations of Registrant, particularly in view of the increased competition in the utility industry and in view of LILCO's co-ownership, along with Registrant and three other co-owners, of the Nine Mile Point 2 Nuclear Generating Station (described in Part I, Item 2 of Registrant's 10-K Report, under the caption "Electric - Nine Mile 2 Plant").

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

        Exhibit No.
      Regulation S-K
         Item 601
        Designation                      Exhibit Description

(10) -- Material Contracts

     (i)  100 --    Third Amendment, dated as of November 1, 1994,
                    to the Agreement for the Sale and Purchase of Coal, dated as of January 1, 1987, among Registrant, Kentucky Carbon Corporation and The
                    Carbon Fuel Sales Company (Exhibit (10)(i)(40) to Registrant's 10-K Report), as amended.
                    [Certain portions of said amendment setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.]

     (ii) 101 --    Agreement of Assignment, Assumption, Consent and
                    Release, entered into as of July 1, 1994 by and among Global Petroleum Corporation, Montello Oil
                    Corporation, and Registrant for itself and as Agent for Consolidated Edison Company of New
                    York, Inc., and Niagara Mohawk Power Corporation for the Roseton Electric Generating Station, relating to a Fuel Supply Contract, effective
                    September 1, 1992 (Exhibit (10)(i)81 to
                    Registrant's 10-K Report), as amended.

12-- Statement Showing Computation of the Ratio of Earnings to
     Fixed Charges and the Ratio of Earnings to Combined Fixed
     Charges and Preferred Stock Dividends.

27-- Financial Data Schedule, pursuant to Item 601(c) of
     Regulation S-K.

     (b) Reports on Form 8-K. Registrant did not file any Current Reports on Form 8-K during the quarter for which this Quarterly Report on Form 10-Q is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                       CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                    (Registrant)


                       By:     (SGD.) JOHN F. DRAIN
                                      John F. Drain,
                          Vice President - Finance and Controller
                             Authorized Officer and Principal
                                     Financial Officer

Dated: November 4, 1994

<\PAGE>