Form 10-K405
period 1994-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1995-03-28
CIK 18647

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-K

                         ---------------
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended......................December 31, 1994

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

                            Yes   X          No


          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 14, 1995 was $464,848,759, based upon the lowest price at which Registrant's Common Stock was traded on such date, as reported on the New York Stock Exchange listing of composite transactions.

          The number of shares outstanding of Registrant's Common
Stock, as of February 14, 1995, was 17,296,698.


               DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference in the respective Parts of this Form 10-K noted below:

          1. Certain portions of Registrant's Annual Report to Shareholders, for the fiscal year ended December 31, 1994, are contained in Exhibit 13 hereto and are incorporated by reference in Parts I, II and IV of this Report.

          2. Registrant's definitive Proxy Statement, dated February 24, 1995, used in connection with its Annual Meeting of Shareholders to be held on April 4, 1995, is incorporated by reference in Part III hereof.

                        TABLE OF CONTENTS

                                                            Page

Table of Contents
                             PART I

Item 1    BUSINESS                                           1

          Generally                                          1

               Electric Sales to IBM                         2

          Construction Program and Financing                 3

          Rates                                              4

               Generally                                     4
               Rate Proceedings - Electric and Gas           4
               Cost Adjustment Clauses                       4
               Take-or-Pay Gas Liability                     5

          Fuel Supply and Cost                               5

               Residual Oil                                  6
               Coal                                          6
               Natural Gas                                   6
               Nuclear                                       7

          Research and Development                           7

          Environmental Quality                              7

               Air                                           8
               Water                                        10
               Toxic Substances and Hazardous Wastes        10
               Other                                        12

          Regulation                                        12

               Generally                                    12
               Energy Policy Act of 1992                    13
               Alternative Electric Power Generation        13
               Energy Efficiency Programs                   14







                               (i)

                                                            Page

Item 1    BUSINESS (Cont'd)                                 15

          Other Matters                                     15

               Competition                                  15
               Municipal Utilities                          15
               PASNY Economic
                Development Power                           15
               Company Electric Economic
                Development Rate                            16
               Marketing                                    17
               Labor Relations                              17
               EMF                                          17
               Affiliates                                   18

          Executive Officers of the Company  19

Item 2   PROPERTIES                                         21

          Electric                                          21

               General                                      21
               Load and Capacity                            23
               Roseton Plant                                25
               Nine Mile 2 Plant                            26

                    General                                 26

               Operational Matters                          26

                    Nuclear Plant
                     Decommissioning Costs                  26
                    Radioactive Waste                       27
                    Refueling Outage                        27

          Gas                                               27

               General                                      27
               Current Gas Supply                           27
               Sufficiency of Supply and
                Future Gas Supply                           27
               Other                                        28

          Other Matters                                     28



                              (ii)

                                                           Page

Item 3   LEGAL PROCEEDINGS                                  30

               Asbestos Litigation                          30
               Environmental Litigation                     31
               Environmental Claims - Newburgh
                Manufactured Gas Site                       32
               IBM Litigation                               35
               Catskill Incident                            35
               Wappingers Falls Incident                    37
               Income Tax Assessments                       39

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           40

                             PART II

Item 5    MARKET FOR THE COMPANY'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                       40

Item 6    SELECTED FINANCIAL DATA                           41

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     41

Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       41

          (a)  Financial Statements                         41
          (b)  Supplementary Financial Information          42
          (c)  Other Financial Statements and Schedules     42

Item 9    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE              42

                            PART III

Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          COMPANY                                           42

Item 11   EXECUTIVE COMPENSATION                            43

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                             43

Item 13   CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                      43

                              (iii)

                                                           Page

                             PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K                               43

          (a)  Documents filed as part of this Report:      43

               1.  Financial Statements                     43
               2.  Financial Statement Schedule             44
               3.  Exhibits                                 44

          (b)  Reports on Form 8-K                          45

          (c)  Exhibits Required by Item 601 of
                 Regulation S-K                             45

          (d)  Financial Statement Schedule required
               by Regulation S-X which is excluded
               from the Company's Annual Report to
               Shareholders for the fiscal year ended
               December 31, 1994                            45

SIGNATURES                                                  46

INDEX TO FINANCIAL STATEMENTS                              F-1

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE                               F-2

CONSENT OF INDEPENDENT ACCOUNTANTS                         F-2

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS 1994, 1993 AND 1992:

SCHEDULE II - RESERVES                               F-3 - F-5

EXHIBIT INDEX                                        E-1 - E-32

EXHIBITS



                              (iv)

                             PART I

                        Item 1 - BUSINESS

Generally

          Registrant ("Company") is a gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. The Company generates, purchases and distributes electricity and purchases and distributes gas. The Company, in the opinion of its general counsel, has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from such River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 651,000. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston and in certain outlying and intervening territory. The number of Company employees at December 31, 1994 was 1,327.

          The Company's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

          Total revenues and operating income before income taxes
(expressed as percentages) derived from electric and gas operations for each of the last three years were as follows:

          Percent of            Percent of Operating
          Total Revenues        Income before Income Taxes

          Electric   Gas        Electric     Gas

1994      80%        20%        89%          11%
1993      82%        18%        89%          11%
1992      82%        18%        87%          13%


          Consumption of electricity in New York State has stabilized and, with an increase in supply, there is an excess of electric generating capacity in the State. And, as the utility industry moves toward competition, large customers may have increased opportunities to purchase electricity and natural gas from sources other than the local utility. In some instances, smaller customers may have the same options as larger customers. (See below subcaption "Other Matters - Competition").

          Recent declines in the prices of electric utility common stock, including that of the Company, have been attributed to the increase in interest rates during 1994 and the financial community's concern about the effects of increasing competitive pressures on the electric utility industry. In addition, the common stock prices of electric utilities in New York State, including the Company's, have been affected by the financial community's concern about the regulatory environment in New York State due to the adverse testimony filed in 1994 by the Staff of the New York State Public Service Commission ("PSC") in a number of pending rate cases of other New York utilities.

          Additional information concerning revenues and operating profits, and information concerning identifiable assets for the electric and gas segments, which are the significant industry segments of the Company, are set forth in Note 9 to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1994 (which Statements, including the Notes thereto, are hereinafter called "Company's 1994 Financial Statements"), appearing on pages 76 through 78 of the Company's 1994 Financial Statements (the Company's 1994 Financial Statements, together with Registrant's "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included as Exhibit 13 hereto and hereinafter called "Exhibit 13"), which Note 9 is incorporated herein by reference.

          Electric Sales to IBM: The Company's largest customer is International Business Machines Corporation ("IBM"), which accounted for approximately 12% of the Company's total electric revenues for the year ended December 31, 1994. The well-publicized downsizing of IBM has resulted in a reduction of IBM employment and the closing of certain IBM facilities in the Company's franchise territory. The total number employed by IBM in the Company's franchise territory at December 31, 1994 was approximately 10,500, as compared to the peak level of IBM employment in excess of 30,000 in 1985. Published reports in January 1995, however, indicate that IBM believes that the "bulk of layoffs is behind them." This downsizing of IBM resulted in a decline of electric sales to IBM by 20% in 1993 and a further 16% decline in 1994. The Company cannot assess at this time whether sales to IBM will continue to decline, or the effect of further IBM downsizing, if any, on the Company's future results of operations.

Construction Program and Financing

          The Company is engaged in a construction program which is presently estimated to involve total cash expenditures during the period 1995 through 1999 of approximately $296 million. The Company's principal construction projects consist of those designed to improve the reliability, efficiency and environmental compatibility of the Company's generating facilities and those required to expand, reinforce and replace the Company's transmission, substation, distribution and common facilities.

          For estimates of construction expenditures, internal funds available, mandatory and optional redemption of long-term securities, and working capital requirements for the five-year period 1995-1999, see the subcaption "Construction Program" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 6 through 8 of Exhibit 13 hereto, which subcaption is incorporated herein by reference.

          For a discussion of the Company's capital structure, financing program and short-term borrowing arrangements, see Notes 4 through 6 to the Company's 1994 Financial Statements, and the subcaptions "Capital Structure," "Financing Program" and "Short-term Debt," appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing, in the case of said Notes, on pages 55 through 61 of
Exhibit 13 hereof and, in the case of said subcaptions, on pages 8 and 9 of Exhibit 13 hereof, which Notes and subcaptions are incorporated herein by reference.

          The Company's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, Preferred Stock and Common
Stock or of unsecured short-term debt.

          The Company's various debt instruments include limitations as to the amount of additional funded indebtedness which the Company can issue. The Company believes such limitations will not impair its ability to issue any or all of the debt described under said subcaption "Financing Program" incorporated herein by reference.

          The Company has authority from the PSC to issue, at any time through December 31, 1997, unsecured short-term debt for capital purposes in an aggregate principal amount not to exceed at any time $52 million.

Rates

          Generally: The electric and gas rates of the Company applicable to service supplied to retail customers within the State of New York are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

          During 1994, the average price of electricity was 8.46 cents per kWh which, despite an overall electric rate increase of 1.2% effective December 21, 1993, is unchanged from 1993's average price per kWh.

          Rate Proceedings - Electric and Gas: For information with respect to the Company's increase in 1993 in its base rates for electric service, see subcaption "Rate Proceedings" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 9 and 10 of Exhibit 13 hereto, which subcaption is incorporated herein by reference.

          Cost Adjustment Clauses: The Company's tariff for retail electric service includes a fuel cost adjustment clause pursuant to which electric rates are adjusted to reflect changes in the costs of fuels used in electric generation and of certain purchased power from the level of such costs included in the Company's base rates for electricity. The Company's tariff for gas service includes a gas cost adjustment clause pursuant to which gas rates are adjusted to reflect changes in the price of natural gas purchased from pipeline and/or third party suppliers and certain costs of manufactured gas from the level of such costs included in base rates for gas. The PSC Staff in two pending electric rate cases of other New York utilities has proposed to eliminate their electric fuel cost adjustment clauses. While the Company can make no prediction as to whether the PSC would eventually eliminate the electric fuel cost adjustment clause of the Company or any other electric utility, elimination of such clause could adversely affect the Company by increasing the risk that fuel cost expenditures made to provide electric service would not be recovered in rates.

          For more information with respect to such clauses, see the discussions under the subcaptions "Deferred Electric Fuel Costs" and "Deferred Gas Costs" in Note 1 to the Company's 1994 Financial Statements appearing on page 47 of Exhibit 13 hereto, which subcaptions are incorporated herein by reference.

          Take-or-Pay Gas Liability: For a discussion of the PSC proceeding commenced in 1988 to determine, among other things, whether recovery of some or all of take-or-pay costs should be denied New York gas distribution companies, see the subcaption "Take-or-Pay Gas Costs" in Note 8 to the Company's 1994 Financial Statements appearing on pages 70 and 71 of Exhibit 13 hereto, which subcaption is incorporated herein by reference.

Fuel Supply and Cost

          The Company's two primary fossil fuel-fired electric generating stations are the Roseton Plant (described in Item 2 below under the subcaptions "Electric - General" and "Electric - Roseton Plant") and the Danskammer Plant (referred to in Item 2 below under the subcaption "Electric - General"). The Roseton Plant is fully equipped to burn both residual oil and natural gas, the two units of which have been operated on an alternating basis for six months at a time since August 1, 1994. During 1994, Units 1 and 2 of the Danskammer Plant, which are equipped to burn residual oil or natural gas, were placed in reserved status and will not be operated unless the demand for power is high or purchasing power is uneconomical. Units 3 and 4 of the Danskammer Plant are capable of burning coal, natural gas, or residual oil.

          For the 12 months ended December 31, 1994, the sources and related costs of electric generation for the Company were as follows:

                                             Aggregate
Sources of               Percentage of       Costs in 1994
Generation               Energy Generated         ($000)


Oil                           10.4%            $14,687
Coal                          36.0              37,108
Gas                            7.7              10,307
Hydroelectric                  2.3                 184
Nuclear                       13.7               3,941
Purchased Power               29.9              43,951

                             100.0%
                             ======
Fuel Handling Costs                              1,860
Deferred Fuel Cost                                (54)

                                              $111,984
                                              ========

          Residual Oil: The Company has available, through ownership or contractual arrangements with Amerada Hess Corporation ("Hess"), oil storage facilities for the Danskammer Plant having a capacity of 172,957 barrels at December 31, 1994. The Roseton Plant has available, through ownership or contractual arrangements between Hess and the Company, oil storage facilities having a capacity of 1,544,000 barrels, of which the Company's share is 540,000 barrels. At December 31, 1994, there were 826,026 barrels of fuel oil in inventory for use in these Plants, which amount represents an average daily supply of 40 days.

          As a result of the minimal fuel oil required at the Danskammer Plant, all of that Plant's fuel oil requirements are supplied through spot market purchases. During 1994, the Roseton Plant fuel oil requirements were supplied under a single contract, the price of which was determined on the basis of published market indices in effect at the time of delivery, and such contract for the Roseton Plant permits the Company to make certain spot purchases from others. The term of such contract expires on August 31, 1995 and thereafter is automatically extended on a year to year basis, subject to termination by either party.

          Coal: In order to provide for its requirements for coal to be burned at Units 3 and 4 of the Danskammer Plant, the Company has entered into two long-term contracts for the purchase of up to an aggregate of 720,000 tons per year of low sulfur (0.7% maximum) coal. The unit costs of purchases under these contracts are fixed for periods which end on December 31, 1995. Thereafter, one contract is subject to renegotiation while the other contract is subject to increases based on a fixed escalator factor. The Company also purchases a portion of its coal supply on the spot market.

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

          Natural Gas: The Company has in place an interim contract for the supply of 100,000 Mcf. per day of natural gas during April through October of each year for use as boiler gas at the Roseton Plant. Natural gas for the Danskammer Plant is purchased on the spot market. Due to supply limitations and deliverability constraints on both interstate gas pipelines and the Company's gas facilities, natural gas is burned at the Danskammer Plant and at the Roseton Plant, principally during the months of April through October. The aggregate volume of natural gas so used as boiler fuel during 1994 was 11.4 billion cubic feet.

          Nuclear:  See the subcaption "Electric - Nine Mile 2
Plant - Operational Matters - Refueling Outage" in Item 2 below for a discussion of fuel reloading at the Nine Mile 2 Plant.

Research and Development

          The Company is engaged in the conduct and support of research activities affecting its business, in its own territory, in New York State and nationally, which activities are designed to improve existing energy technologies and to develop new technologies related to the production, distribution and conservation of energy. New York law requires electric and gas utilities to contribute to research related to new energy technologies to be undertaken by the New York State Energy Research and Development Authority. The PSC has established a guideline for electric utilities to spend about 1% of electric revenues on electric research, development and demonstration projects. In addition, the Company makes contributions in support of gas research, development and demonstration projects.

          The Company's expenditures, net of revenues from royalties, for electric and gas research and development projects amounted to $5.0 million in 1992, $4.6 million in 1993 and $3.5 million in 1994. The Company estimates that its 1995 expenditures for research and development will total approximately $3.9 million.

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

          The Danskammer Plant burns fuel oil having a maximum sulfur content of 1%. The sulfur content of the oil burned at the Roseton Plant is limited by stipulation with, among others, the New York State Department of Environmental Conservation ("NYSDEC"), to an amount not exceeding 1.5% maximum and 1.3% weighted annual average. Such sulfur content limitation at the Roseton Plant can be modified by the NYSDEC in the event of technological changes at such Plant, provided that the sulfur dioxide and nitrogen oxides emissions are limited to that which would have been generated by the use of oil with a sulfur content of 1.3% on a weighted annual average.

          The Clean Air Act Amendments of 1990 ("CAA Amendments") address, among other things, attainment and maintenance of national ambient air quality standards ("NAAQS") in those areas in which NAAQS are not currently being attained ("non-attainment areas"); adoption of a new, federally supervised, nationwide permit program for emissions to the atmosphere from stationary sources; control of precursor emissions, namely sulfur dioxide and nitrogen oxides, from fossil-fueled electric power plants ("power plants") that affect "acid rain"; regulation of hazardous air emissions; and increased enforcement provisions, including new criminal sanctions.

          The "acid rain" control program is intended to reduce sulfur dioxide and nitrogen oxides emissions from power plants. The sulfur dioxide and nitrogen oxides reduction requirements do not affect the Company's generating plants until January 1, 2000. The "acid rain" control program required the Company to install continuous emission monitors on its power plants by January 1, 1995. The Company has complied with this requirement by installing continuous emission monitoring equipment at a cost of approximately $1.4 million. The "acid rain" control program provides for emission allowances that will be allocated to power plants, which can be transferred between power plants and utilities. If emission allowances were exceeded in a year, reductions in future emissions would be required and fines could be assessed. Although subject to reevaluation as U.S. Environmental Protection Agency ("EPA") regulations are issued, the Company currently anticipates that it will have adequate allowances for the operation of its facilities if sufficient gas is available for consumption at the Roseton Plant.

          Under the provisions for designated non-attainment areas in the CAA Amendments, states are required to identify measures to be taken to meet schedules for attaining established standards. In New York State, sources of nitrogen oxides emissions will be required to install "Reasonably Available Control Technology" ("RACT"), by May 31, 1995, to assist in achieving attainment of the NAAQS for ozone. The Company has determined that combustion controls will be required to meet the RACT standards for its generating facilities at an estimated cost of approximately $8.7 million.

          On September 27, 1994, the 12 states (which include the Northeastern states) and the District of Columbia comprising the "Ozone Transport Commission" ("OTC")(an entity created pursuant to the provisions of the CAA Amendments that recommends to the EPA strategies for air pollution control within the region covered by the OTC) signed a memorandum of agreement ("MOA") concerning future, additional nitrogen oxide reductions which the OTC believes are necessary to achieve the NAAQS for ozone in the Northeastern United States for nonattainment areas in which the Company's facilities are located. The MOA-specified reductions of nitrogen oxide emissions are equivalent to 65% of the emissions from a 1990 baseline, beginning in 1999. In 2003, reductions equivalent to 75% of the 1990 baseline may be required, subject to the assessment of the results of further research. The establishment of an allowance trading program for nitrogen oxide, similar to that provided for sulfur dioxide, is also contemplated in the MOA. The Company's current assessment of the MOA indicates that the Roseton Plant will be able to meet the 1999 emissions limits through allowance trading, gas-firing and operation of its nitrogen oxide RACT controls. Additional controls may be required at the Danskammer Plant, especially if a competitive market for the trading of nitrogen oxide allowances fails to materialize. Such controls may require the use of selective, non-catalytic reduction, the cost of which is estimated to be $5 million.

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

          The discharge of any pollution into navigable waterways is prohibited except in compliance with a permit issued by the EPA under the National Pollutant Discharge Elimination System ("NPDES") established under the Clean Water Act. Likewise, under the New York Environmental Conservation Law industrial waste cannot be discharged into state waters without a State Pollutant Discharge Elimination System ("SPDES") permit issued by the NYSDEC. Issuance of a SPDES permit satisfies the NPDES permit requirement. The Company has received SPDES permits for both the Roseton Plant and the Danskammer Plant, its Eltings Corners maintenance and warehouse facility, and its Rifton Recreation and Training Center. The SPDES permits for the Roseton Plant and the Danskammer Plant expired on October 1 and November 1, 1992, respectively, and such permits are the subject of separate renewal proceedings currently pending before the NYSDEC. In the Roseton Plant proceeding, the subject of the restriction on use of water for cooling purposes at that Plant (as referred to in Item 3 below, under the caption "Environmental Litigation") is also being discussed. The Company expects that such SPDES permits will be renewed in 1996, but can make no estimate as to the conditions, if any, to which such SPDES permits may be subject. It is the Company's belief that the expired SPDES permits continue in full force and effect pending issuance of the new SPDES permits.

          Toxic Substances and Hazardous Wastes: The Company is subject to state and federal laws and regulations relating to the use, handling, storage, treatment, transportation and disposal of industrial, hazardous and toxic wastes.

          The NYSDEC in 1986 added to the New York State Registry of Inactive Hazardous Waste Disposal Sites (the "Registry") six locations at which gas manufacturing plants owned or operated by the Company or by predecessors to the Company were once located. Two other sites, which formerly contained gas manufacturing plants, have been identified by the Company. The Company studied these eight sites to determine whether they contain any hazardous wastes which could pose a threat to the environment or public health and, if such wastes were located at such sites, to determine the remedial actions which may be appropriate. All eight sites were studied using the Phase I guidelines of the NYSDEC and five such sites were studied using the more extensive Phase II guidelines of the NYSDEC. As a result of these studies, the Company concluded that no remedial actions were required at any of these sites. In 1991, the NYSDEC advised the Company that four of the six sites had been deleted from such Registry. In 1992, the NYSDEC advised the Company that the two remaining sites listed on the Registry had been deleted from the Registry. The NYSDEC also indicated that such deletions of the sites were subject to reconsideration in the future, at which time new analytical tests may be required to determine whether or not wastes on site are hazardous. If, as a result of such potential new analytical tests, or otherwise, remedial actions were ultimately required at these sites by the NYSDEC, the cost thereof could have a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of the Company if the Company could not recover all, or a substantial portion thereof, through rates. For environmental litigation threatened against the Company with respect to one of such sites located in Newburgh, New York, see the caption "Environmental Claims - Newburgh Manufactured Gas Site" in Item 3 below.

          In August 1992, the NYSDEC notified the Company that the NYSDEC suspected that the Company's offices at Little Britain Road in New Windsor, Orange County, New York, may constitute an inactive hazardous waste disposal site. The Company and NYSDEC executed in February 1995 a Consent Order providing that the Company will perform a site assessment following a work plan included in the Consent Order and that the Company will report its findings to NYSDEC. The cost of such assessment is estimated to be approximately $105,000 and is expected to be completed by March 1, 1996. The Company is presently unable, pending completion of such site assessment, to predict whether hazardous wastes are present, whether any further action to remediate the site will be required, or the costs of any remediation that may be required.

          In September 1993, J and T Recycling, Inc. ("J and T"), requested the Company, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation

Liability Act ("CERCLA"), to participate, in lieu of litigation, in the cost of remediation of a landfill site in the Town of Poughkeepsie, New York, known as the FICA Landfill. The State of New York had commenced litigation against J and T, under CERCLA, as the operator of the FICA Landfill to require remediation of such Landfill. A Consent Agreement was entered into by numerous parties to settle such action. As part of such Consent Agreement, the Company agreed to provide coal fly ash to be used in implementing the Approved Remedial Action Plan contained in the Consent Agreement which sets forth the methodology for the remediation of the FICA Landfill, and in return has been given a full discharge and release by New York State from all past, present and future claims and penalties relating to the FICA Landfill site. The Consent Agreement was approved by the United States District Court for the Southern District of New York on June 23, 1994.

          Other: The Company estimates that expenditures attributable, in whole or in substantial part, to environmental considerations totaled $16.6 million in 1994, of which about $9.4 million related to capital projects and $7.2 million were charged to expense. It is estimated that in 1995 the total of such expenditures will be approximately $11.7 million.

          The Company is not involved as a party defendant in any court litigation with respect to environmental matters and, to the best of its knowledge, no litigation against it is threatened with respect thereto, except with respect to the litigation described below under Item 3 hereof under the caption "Environmental Litigation" and except as described above under the subcaption "Environmental Quality - Toxic Substances and Hazardous Wastes."

Regulation

          Generally: The Company is subject to regulation by the PSC with respect to, among other things, service rendered
(including the rates charged), major transmission facility siting, energy planning, accounting procedures and issuance of securities.

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

          Title VII of the Energy Act amended the Public Utility Holding Company Act of 1935 ("PUHCA") and the Federal Power Act to promote additional competition in the wholesale electricity power market in order to improve the efficiency of the electric utility industry and secure the lowest possible costs for consumers. PUHCA was amended to allow facilities used for the generation and sale of wholesale electricity to operate without coming under the regulatory restrictions of PUHCA and to permit utilities subject to PUHCA to invest in such facilities.

          Under the Energy Act, FERC may order electric utilities to provide wholesale transmission service ("wholesale wheeling") for others if, among other things, the order meets certain requirements as to cost recovery and fairness of rates. A transmitting utility need not provide the transmission service if FERC finds that the service requires the enlargement of transmission capacity and the utility has failed, after making a good faith effort, to obtain the necessary approvals or property rights under applicable law. Although the Energy Act prohibits FERC-ordered retail transmission service to a customer ("retail wheeling"), the Energy Act does not affect any authority of state or local governments with respect to retail wheeling. The Company can make no prediction as to the effect on it of the Energy Act; however, it believes that such Act could have an extensive impact upon current competitive relationships in the electric utility industry.

          Alternative Electric Power Generation: Pursuant to the provisions of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), and the New York Public Service Law, the Company is required to enter into long-term contracts to purchase electric power generated by small hydro, alternative energy and cogeneration facilities which meet qualification standards established by such statutes and the regulatory programs promulgated thereunder. With respect to facilities qualified under PURPA, the Company must pay its avoided cost (i.e., the cost the Company would otherwise incur to generate the increment of power purchased) for electric power purchased from qualified facilities, which, under the New York Public Service Law, is "at rates just and reasonable to electric...corporation ratepayers." As of December 31, 1994, the Company's avoided cost at the 115 KV transmission level was approximately 3 cents per kWh.

          As of December 31, 1994, 19 MW of generation, qualifying for avoided cost payments by the Company, was interconnected with the Company's system. The opportunity under PURPA and the New York Public Service Law to require the Company to purchase power from qualifying facilities could serve as an inducement to the Company's industrial and commercial customers to install their own qualifying on-site generation facilities to reduce their purchases of electric power from the Company which would result in losses of revenues from such customers. However, as of December 31, 1994, no significant customer has indicated to the Company the intention to pursue such alternative.

          Energy Efficiency Programs: In response to the PSC's directives, the Company filed with the PSC the Company's Energy Efficiency Program for 1993 and 1994, which projects an aggregate reduction in the Company's summer peak load demand of 8% between the years 1989 and 2000. The PSC, by Order issued and effective March 19, 1993, approved the Company's Energy Efficiency Program for 1993. The Company in such Order was directed to increase its energy reduction goals for 1994 and to file for PSC approval a revised 1993-1994 Energy Efficiency Program. The Company in July 1993 filed its revised Energy Efficiency Program with the PSC and such filing was approved by the PSC by Order issued and effective January 14, 1994. The Company filed with the PSC, on April 11, 1994, its 1994-1996 Energy Efficiency Program which concluded that the budget and goals of the Company's 1994 Energy Efficiency Program (previously approved by the PSC in January 1994) were unsupported and requested a substantial reduction in its demand side management programs, including those previously approved for 1994.

          By Order, issued and effective July 12, 1994, the PSC rejected the Company's filing, including its downward modifications of its demand side management plan for 1994, and ordered the Company to comply with the 1993-94 Energy Efficiency Program, as approved in January 1994. In such Order, the PSC instructed the PSC Staff to work with the Office of the PSC Counsel to develop possible penalty actions against the Company or cost disallowances which the PSC may wish to pursue. In December 1994, the Company and the PSC Staff reached an agreement concerning the Company's compliance with the PSC's July 12, 1994 Order, which agreement calls for the Company to increase substantially the energy savings goals of its 1995 Energy Efficiency Program and further provides that the PSC Staff will not recommend any cost disallowance or penalty against the Company as a result of the PSC's July 12, 1994 Order. The Company's 1995 Energy Efficiency Program was filed with the PSC in December 1994 and the PSC approved said agreement and such Program on January 12, 1995. The PSC has not yet issued its Order in regard to this matter.

          The Company has various other programs in effect to promote energy efficiency by its customers. Such programs have been successful in reducing energy use by many customers.

Other Matters

          Competition: For a discussion with respect to competition as it generally affects the Company, and with respect to electric and natural gas service, and the Company's response to such competition, see caption "Competition" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 12 through 14 of Exhibit 13 hereto, which caption is incorporated herein by reference.

          Municipal Utilities: Article 14-A of the New York General Municipal Law permits any municipality to construct, lease, purchase, own, acquire, use and/or operate any utility service for the benefit of its inhabitants, and, in furtherance thereof, permits any municipality to acquire, through purchase or condemnation, the public utility service of any public utility company.

          Although the threat of municipalization is not new to either the Company or to other utilities across the country, the current and projected excess supply of electricity in the Northeastern United States and in Canada has significantly depressed wholesale prices, and could cause such municipalization efforts to intensify. The Company is not aware of any municipalization efforts in its franchise area.

          PASNY Economic Development Power: The New York State Economic Development Power Allocation Board is authorized by law to solicit applications for "economic development power" by municipalities or municipal agencies on behalf of businesses which normally use a minimum peak electric demand of 400 kW for purposes of economic development, particularly job creation. "Economic Development Power" ("EDP") is electric power generated at the Fitzpatrick Nuclear Generating Station of the Power Authority of the State of New York ("PASNY") which is available for such purpose. Should such power be allocated to a customer within the Company's service territory, the Company would be required to wheel such power to the user at a cost-based rate, which must be approved by the PSC.

          As of March 15, 1995, the Company is not aware of any of its electric customers having applied for such EDP.

          Company Electric Economic Development Rate:  During
June, 1994, the Company submitted two proposed tariff amendments to the PSC as part of the Company's efforts to stimulate economic growth in its franchise area.

          The first such filing was approved by the PSC, effective October 1, 1994, and provides an economic development electric rate discount for large industrial customers (which exhibit new annual electric load of 500 kW or more) taking substation or transmission service which locate or expand their business operations within the Company's service territory. Certain energy efficiency guidelines must also be met by eligible customers. Qualifying customers would pay lower electric prices for the increased load, with savings on current rates for ten years. Discounts of 25% are applicable during the first six years, followed by a 5% annual reduction in the discount in each remaining year. This rate is intended to encourage business expansion or relocation in the Company's service territory. Customers must apply for the discount by October 1, 1999.

          The second such filing was intended to enable the Company to sell the EDP generated by PASNY to customers in the Company's service territory who have received an allocation from the New York State Economic Development Power Allocation Board. Under the terms of this filing, the Company proposed to purchase the EDP directly from PASNY and deliver the electricity to EDP customers. In addition to PASNY's charge of approximately 4 cents per kWh for EDP, the Company proposed to charge 3.5 cents per kWh to cover the Company's applicable operating expenses. On November 7, 1994, the Company filed a request to cancel the proposed EDP tariff, which cancellation was approved by the PSC on December 13, 1994.

          On June 8, 1994, PASNY announced that the New York State Economic Development Power Allocation Board had recommended that 15,300 kW of EDP be allocated for 10 years for the joint venture composed of Cirrus Logic, Inc. ("Cirrus Logic") and IBM known as MiCRUS, located at the Hudson Valley Research Park in the Company's franchise territory. The announcement indicated that such allocation was an enticement for Cirrus Logic to undertake a $215 million expansion to produce semi-conductor wafers at such plant. Cirrus Logic is a California-based company that provides software and integrated circuits for communications, graphics, mass storage and multimedia applications. As a result of the Company's economic development electric discount rate approved by the PSC, effective October 1, 1994, as described above, MiCRUS elected to take electric service from the Company under such rate instead of such EDP from PASNY. MiCRUS began its semi-conductor manufacturing operations on January 1, 1995.

          Marketing: The Company's marketing division promotes the use of gas and electricity by encouraging the purchase of energy efficient gas and electric appliances, particularly gas heaters, ground source heat pumps, electric water heaters and night security lights. The Company believes that (i) certain targeted marketing efforts will improve sales and revenues without adversely affecting energy efficiency efforts and (ii) such improved sales will favorably affect unit costs and, consequently, reduce the magnitude of future rate increases.

          Labor Relations: The Company has agreements with the International Brotherhood of Electrical Workers for its 925 unionized employees, representing production and maintenance employees, customer relations representatives, service workers and clerical employees, excluding persons in managerial, professional or supervisory positions, which agreements were renegotiated effective July 1, 1994 and continue through June 30, 1998. The agreements provide for an average general wage increase of 3.2% in each of the first three years of such agreements and a 3.5% increase in the fourth year of such agreements, and certain additional fringe benefits.

          EMF: Recently there have been ongoing public discussions surrounding electromagnetic fields ("EMF") and harmful health effects allegedly associated with exposure to EMF. A number of studies have been conducted and are ongoing in an attempt to ascertain what, if any, relationship exists between exposures to varying levels of EMF and the development of certain illnesses, particularly certain types of cancer. It is the

Company's understanding that the general consensus is that results of such studies have been inconclusive, and that a causal link between exposure to EMF and adverse health effects has not been found. The Company supports EMF research efforts through the Empire State Electric Energy Research Corporation and the Electric Power Research Institute, two utility industry research associations.

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

Executive Officers of the Company

          The names of the current officers of the Board of Directors and the executive officers of the Company, their positions held and business experience during the past five (5) years and ages (at December 31, 1994) are as follows:

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age

                      Officers of the Board

John E. Mack, III,       Present positions since April 1990   60
  Chairman of the Board
  and Chief Executive
  Officer; Chairman of
  the Executive and
  Retirement Committees

Jack Effron,             Present position since April 1994;   61
  Chairman of Committee  President of Efco Products, a
  on Compensation and    bakery ingredients corporation;
  Succession             member of the St. Francis Health
                         Care Foundation; Chairman of the
                         Chief Executive's Network for
                         Manufacturing of the Council of
                         Industry of Southeastern New York,
                         March 1991; President of the Council
                         of Industry of Southeastern New
                         York, 1990 - March 1991

Richard H. Eyman,        Present position; retired January 1, 64
  Chairman of Committee  1992 as Senior Vice President,
  on Audit               Brouillard Communications Division
                         of J. Walter Thompson Co., an
                         advertising agency

Howard C. St. John,      Present positions; Chairman of the   71
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

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age

                Executive Officers of the Company

Paul J. Ganci,           Present positions since April 1990   56
  President and Chief
  Operating Officer

John F. Drain,           Present positions since April 1993;  62
  Vice President -       Vice President - Controller and
  Finance and            Treasurer, May 1990 - April 1993;
  Controller             Treasurer, April 1990 -  May 1990

Carl E. Meyer,           Present position since November      47
  Vice President -       1992; Vice President - Engineering
  Customer Services      and Production, April 1990 -
                         November 1992

Allan R. Page,           Present position since November      47
  Vice President -       1992; Vice President - Customer
  Corporate Services     Services, April 1990 - November
                         1992

Joseph J. DeVirgilio,    Present position since May 1990;     43
  Jr., Vice President -  Assistant Vice President - Human
  Human Resources and    Resources, April 1990 - May 1990
  Administration

Ronald P. Brand,         Present position since November      56
  Vice President -       1992; Assistant Vice President -
  Engineering and        Engineering, April 1990 - November
  Environmental Affairs  1992

Benon Budziak,           Present position since February      62
  Vice President -       1994; Assistant Vice President -
  Fossil Production      Fossil Production, November 1992 -
                         February 1994; Manager - Fossil
                         Production, April 1990 - November
                         1992

Ellen Ahearn,            Present position since April 1994;   40
  Secretary              Assistant Secretary and Internal
                         Auditing Manager, August 1992 -
                         April 1994; Internal Auditing Manager
                         April 1990 - August 1992

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age

         Executive Officers of the Company - (Continued)

Steven V. Lant,          Present positions since April 1993;  37
  Treasurer and          Assistant Treasurer and Assistant
  Assistant Secretary    Secretary, December 1991 - April
                         1993; Assistant Treasurer, November
                         1990 - November 1991; Manager, Costs,
                         Rates and Forecasts, April 1990 -
                         October 1990

Arthur R. Upright,       Present position since February      51
  Assistant Vice         1994; Manager Cost and Rate
  President - Cost       and Financial Planning, June 1990 -
  and Rate and           February 1994; Manager of Purchasing
  Financial Planning     and Fuels, April 1990 - June 1990;


          There are no family relationships existing among any of the executive officers of the Company.

          Each of the above executive officers is elected or appointed annually by the Board of Directors.

          Item 2 - PROPERTIES

Electric

          General: The net capability of the Company's electric generating plants as of December 31, 1994, the net output of each plant for the year ended December 31, 1994, and the year each plant was placed in service or rehabilitated are as set forth below:

Electric                                                 Net Capability  1994 Unit
Generating                               Year Placed          (MW)*      Net Output
Plant            Type of Fuel            In Service     Summer   Winter     (MWh)
Danskammer       Residual Oil, Natural   1951-1967      480.4    497.8   2,060,604
Plant**          Gas and Coal

Roseton Plant    Residual Oil            1974           420.3    425.3     876,191
(35% share)**    and Natural Gas

Neversink        Water                   1953            23.0     23.0      45,689
Hydro Station

Dashville        Water                   1920             3.8      3.8      12,122
Hydro Station

Sturgeon Pool    Water                   1924            14.8     14.8      59,931
Hydro Station

High Falls       Water                   1986             3.0      2.7       6,037
Hydro Station

Coxsackie        Kerosene or             1969            21.6     24.0       1,540
Gas Turbine      Natural Gas

So. Cairo        Kerosene                1970            19.8     24.0         427
Gas Turbine

Nine Mile 2      Nuclear                 1988            93.0     95.0     749,318
Plant (9% share)                                      -------  -------   ---------
                                         Total        1,079.7  1,110.4   3,881,859
*  Reflects Company ownership of generation resources and, therefore, does not include firm purchases or sales.
** Units 1 and 2 of the Danskammer Plant were placed in reserve status on January 1, 1994 and were operated for 395 hours and produced 13,845 MWh during 1994.  Since August 1,
   1994 the Roseton Plant units have been scheduled to operate alternately on a six-month cycle.
                                             - 22 -

          The Company entered into a contract with New York State Electric and Gas Corporation, with a term of May 24, 1993 through April 29, 1995, for the purchase of energy and capacity of up to 300 MW. The Company exercised an option to cancel the contract effective April 30, 1994. During 1994, the Company purchased 345,650 MWh of energy under this contract.

          The Company has a contract with PASNY which entitles the Company to 49 MW net capability from the Blenheim-Gilboa
Pumped Storage Hydroelectric Plant through 2002.

          Since 1975, the Company has purchased capacity in relatively small amounts from the Fitzpatrick Nuclear Plant of PASNY, pursuant to a contract which may be terminated by either party on 12 months' notice. Under such contract, the maximum capacity which can be purchased during specific periods is 8 MW. The Company has elected to terminate this contract effective April 30, 1995.

          See Item 1, subcaption "Regulation - Alternative
Electric Power Generation," with respect to alternative electric power generation interconnected with the Company's system.

          The Company owns 86 substations having an aggregate transformer capacity of 4.3 million KVA. The transmission system consists of 583 pole miles of line and the distribution system of 7,241 pole miles of overhead lines and 795 trench miles of underground lines.

          Load and Capacity: The Company's maximum one-hour demand within its own territory, for the year ended December 31, 1994, occurred on July 7, 1994 and amounted to 892 MW. The Company's maximum one-hour demand within its own territory, for that part of the 1994-1995 winter capability period through February 7, 1995, occurred on February 6, 1995 and amounted to 800 MW.

          Based on current projections of peak one-hour demands for the three-year period comprising the 1995 summer capability period through the winter capability period of 1997-1998, the Company estimates that it will have capacity available to satisfy its projected peak demands plus the estimated installed reserve generating capacity requirements which it is required to maintain as a member of the New York Power Pool ("NYPP"), described below. The following table sets forth the amounts of any excess capacity by summer and winter capability periods for such three-year period:



                                   Peak +                   Excess of Capacity over
                   Forecasted      Installed   Available    Peak Plus NYPP Installed
 Capability        Peak            Reserve of  Capacity     Reserve Requirements
   Period             (MW)         18% (MW)*     (MW)        (MW)       Percent
1995     Summer      865            1020.7      1159         138.3        13.5
1995-96  Winter      795            1020.7      1183         162.3        15.9
1996     Summer      865            1020.7      1159         138.3        13.5
1996-97  Winter      790            1020.7      1183         162.3        15.9
1997     Summer      870            1026.6      1159         132.4        12.9
1997-98  Winter      800            1026.6      1183         156.4        15.2


*    Summer period peak plus reserve requirements carry over to the following winter period.

     The foregoing table reflects the following:

     (1) reduction in capacity requirements as a result of the Company's Energy Efficiency
         Programs described above in Item 1 under the subcaption "Regulation - Energy
         Efficiency Programs" and
     (2) the decreases in IBM related electric sales (as described above in Item 1 under the subcaption "Generally - Electric Sales to IBM").









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

          For more information with respect to the Roseton Plant, see the subcaption "Roseton Plant" in Note 8 to the Company's 1994 Financial Statements appearing on pages 66 through 68 of
Exhibit 13 hereto, which subcaption is incorporated herein by reference.

          The 345 kV transmission lines and related facilities to connect the Roseton Plant with other points in the system of the Company and with the systems of Con Edison and Niagara Mohawk to the north and west of such Plant are 100%-owned by the Company. The share of each of the parties in the output of the Roseton Plant is transmitted over these lines pursuant to a certain transmission agreement relating to such Plant, which provides, among other things, for compensation to the Company for such use by the other parties. In addition, the Company has contract rights which entitle the Company to the lesser of 300 MW or one quarter of the capacity in a 345 kV transmission line owned by PASNY, which connects the Roseton Plant with a Con Edison substation to the east of such Plant in East Fishkill, New York.

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

          An Operating Agreement for the operation of the Plant was entered into by the Nine Mile 2 Plant cotenants effective January 1, 1994, and the PSC approved said Operating Agreement on February 24, 1994. Under that Agreement, Niagara Mohawk operates the Nine Mile 2 Plant, but all five owners share certain policy, budget and managerial oversight functions. The fixed term of such Operating Agreement is 24 months from its effective date and, unless terminated on the expiration of such 24 month period, continues, subject to termination on six months' notice.

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

          Operational Matters:

               Nuclear Plant Decommissioning Costs: For a discussion of the costs to decommission the Nine Mile 2 Plant, see the caption "Nuclear Plant Decommissioning Costs" in Note 2 to the Company's 1994 Financial Statements appearing on pages 50 and 51 of Exhibit 13 hereto, which caption is incorporated herein by reference.

               Radioactive Waste: For a discussion of the low-level and high-level radioactive waste management programs at the Nine Mile 2 Plant, see the caption "Radioactive Waste" in Note 2 to the Company's 1994 Financial Statements appearing on page 49 of Exhibit 13 hereto, which caption is incorporated herein by reference.

               Refueling Outage: A scheduled refueling outage for the Nine Mile 2 Plant was completed in November, 1993. The next refueling outage is scheduled to commence in April 1995, with a targeted 60-day duration.

Gas

          General: The Company's gas system consists of 159 miles of transmission pipelines and 939 miles of distribution pipelines.

          Current Gas Supply: During 1994, natural gas was available to firm gas customers at a price competitive with that of alternative fuels. As compared to 1993, in 1994, firm retail gas sales, normalized for weather, increased by 3.8% and the average number of firm gas customers increased by 0.4%. Sales to interruptible customers increased 33.1% in 1994 as compared to 1993.

          For information on the Company's gas suppliers and gas storage capability, see the caption "Natural Gas Supply" in Note 8 to the Company's 1994 Financial Statements appearing on pages 69 and 70 of Exhibit 13, which caption is incorporated herein by reference.

          For the year ended December 31, 1994, the total amount of gas purchased from all sources was 25,280,306 Mcf., which includes 6,473,745 Mcf. purchased directly for use as a boiler fuel at the Roseton Plant.

          The Company owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and in Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

          Sufficiency of Supply and Future Gas Supply: The peak daily demand for natural gas by the Company's customers for the year ended December 31, 1994 occurred on January 26, 1994, and amounted to 113,366 Mcf. The Company's peak-day gas capability in 1994 was 116,865 Mcf. The peak daily demand for natural gas by the Company's customers for that part of the 1994-1995 heating season through February 27, 1995, occurred on February 6, 1995 and amounted to 107,803 Mcf.

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

          For a discussion of FERC Order 636, issued in 1992, and thereafter amended, which requires pipeline gas suppliers to unbundle natural gas sales service from transportation and storage service, see the caption "Natural Gas Supply" in Note 8 to the Company's 1994 Financial Statements appearing on pages 69 and 70 of Exhibit 13 hereto, which caption is incorporated herein by reference.

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

          During the three-year period ended December 31, 1994, the Company made gross property additions of $179.8 million (which includes $6 million in property additions related to the Roseton Plant restoration due to fire damage, which amount was reimbursed by insurance) and property retirements and adjustments of $35.1 million, resulting in a net increase (including Construction Work in Progress) in utility plant of $144.7 million, or 11.4%.

          Item 3 - LEGAL PROCEEDINGS

Asbestos Litigation

          Since 1987, the Company, along with many other parties, has been a defendant or third-party defendant in 607 asbestos lawsuits commenced in New York state and federal courts.

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

          Of the 607 cases that have been brought against the Company, only 351 remain pending against the Company, as of March 15, 1995, as a result of the following developments: (1) the Company negotiated voluntary dismissals in 26 cases and won summary judgment dismissals in 9 cases; (2) 116 third-party claims were extinguished with respect to the Company when the third-party plaintiff, Owens-Corning Fiberglas ("OCF") settled the cases with the plaintiffs; and (3) the Company settled 105 cases for an amount that in the aggregate is not material to the Company's financial condition.

          Two of the pending cases were commenced against the Company and numerous other defendants in the United States District Court for the Southern District of New York by complaints dated June 13, 1991 and February 19, 1992. Both federal court plaintiffs allege to have been injured by exposure to asbestos fibers while working as an employee of an independent contractor at a Company facility. These two federal court plaintiffs each seek $10,500,000 in compensatory damages, plus punitive damages.

          Three hundred and fifty-one (351) cases are pending against the Company in New York State Supreme Court, County of New York. These cases were commenced against the Company and numerous other defendants by complaints dated March 6, 1990, August 12, 1991, October 21, 1991, December 12, 1991, January 3, 1992, May 11, 1992, May 21, 1992, July 10, 1992, August 24, 1992,
October 5, 1992, October 6, 1992, October 27, 1992, December 21, 1992, December 22, 1992, January 3, 1993, February 23, 1993,
March 5, 1993, May 28, 1993, July 1, 1993, August 2, 1993,
November 1, 1993, November 26, 1993, December 1, 1993, January 6,

1994, January 12, 1994, January 24, 1994, January 25, 1994,
February 7, 1994, February 28, 1994, April 20, 1994, April 21, 1994, April 24, 1994, May 26, 1994, May 31, 1994, June 7, 1994,
July 14, 1994, August 31, 1994, October 17, 1994, November 21,
1994, December 27, 1994, January 30, 1995, February 14, 1995 and
February 28, 1995. Three hundred and thirty-nine (339) of these plaintiffs seek $10,000,000 in compensatory damages, plus punitive damages. Seven (7) plaintiffs seek $10,500,000 in compensatory damages, plus punitive damages. One (1) plaintiff seeks $27,000,000 in compensatory damages, plus punitive damages. One (1) plaintiff seeks $70,000,000 in compensatory damages, plus punitive damages. In one (1) case, in which the Company was joined as a third-party defendant by OCF, the complaint alleges that the Company is responsible to OCF for the amount of any recovery obtained by plaintiff against OCF in the lawsuit.

          In summary, as of March 15, 1995, the Company is a defendant or third-party defendant in 351 asbestos lawsuits. Although the Company is presently unable to assess the validity of these 351 lawsuits, based on information known to the Company at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Company believes that the costs to be incurred in connection with these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company's insurance does not extend to punitive damages.

          The Company is insured under successive comprehensive general liability policies issued by a number of insurers, and the Company has put such insurers on notice of the asbestos lawsuits. The Company has not been able to reach an agreement with such insurers, however, as to the proportionate share of the Company's defense and indemnity costs that each insurer should bear.

Environmental Litigation

          In December 1980, several utilities, including the Company, three environmental groups and NYSDEC, among others, entered into an agreement ("Settlement Agreement") which relates to compliance with environmental matters concerning the operations of certain electric generating stations located along the Hudson River, including the Roseton Plant. The Settlement Agreement expired on May 9, 1991. Effective May 9, 1991, such utilities and NYSDEC entered into an interim agreement which relates to certain environmental aspects of the operation of such plants, pending future developments.

          In September, 1991, Natural Resources Defense Council, Inc., the Hudson River Fisherman's Association and Scenic Hudson, Inc. commenced an action in the Supreme Court of the State of New York, County of Albany, against the NYSDEC, Con Edison, PASNY, Orange and Rockland Utilities, Inc. and the Company. This lawsuit challenged, as arbitrary and capricious, an abuse of discretion and a violation of lawful procedure, the determination of NYSDEC to enter into said interim agreement, alleging, among other things, that it would result in less stringent regulatory standards than those set forth in the SPDES permits applicable to, among others, the Roseton Plant, without regard to the applicable SPDES permit modification procedures. The lawsuit also sought a declaratory judgment that the existing SPDES permits (which expired October 1, 1992) include all covenants contained in the expired Settlement Agreement which restrict operations at said plants, including the Roseton Plant.

          On March 23, 1992, the Court approved an agreed-upon Consent Order which resolved this action. Such Consent Order provides for certain operating restrictions at the Roseton Plant relating to the use of river water for plant cooling purposes, which have not imposed, and are not expected to impose, material additional costs on the Company. The Consent Order was twice extended by agreement of the parties until September 1, 1995 and will be submitted for Court approval. For a description of the pending NYSDEC proceeding involving renewal of the SPDES permit for the Roseton Plant (which expired on October 1, 1992), see
Item 1 above under the subcaption "Environmental Quality -
Water."

Environmental Claims - Newburgh Manufactured Gas Site

          By letter, dated September 15, 1994, the City Manager of the City of Newburgh, New York ("City"), notified the Company that the City, while excavating in connection with improvements to its wastewater treatment plant, had encountered contamination (a tar-like substance) at its site. The City Manager stated that the contamination may have migrated from a nearby site owned by the Company and formerly used as a coal gas manufacturing plant.

Preliminary tests reveal that samples of the substance taken from the City's site and from the Company's property are chemically similar.

          By letter, dated September 23, 1994, the Company notified NYSDEC that there had been a potential release from the Company's site of a tar-like substance. The Company has since submitted a proposed plan to NYSDEC for further investigation of the site.

          On November 28, 1994, the Company received a letter from counsel to the City, which letter purports to be a notice pursuant to the "Citizens' Suit" provisions of the federal Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C.
Section 6972, that the City intends to file a citizens' suit against the Company. On January 10, 1995, the Company received a second letter from counsel to the City, which letter purports to be a notice pursuant to said "Citizens' Suit" provisions of RCRA and the "Citizens' Suit" provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") (42 U.S.C. Section 9659) and the Emergency Planning and Community Right to Know Act ("EPCRA") (42 U.S.C. Section 11046) that the City intends to file a second Citizens' Suit against the Company.

          The letter received November 28, 1994 asserts that an "imminent and substantial endangerment to health and the environment" exists by virtue of the claimed release of the tar-like substance from the Company's site. The letter received January 10, 1995 alleges that (i) the City's tests at the City's site revealed that such substances are known or believed to constitute a "hazardous waste," "hazardous substance," "extremely hazardous substance," "hazardous chemical" and/or "toxic chemical" as defined under RCRA, CERCLA and EPCRA, and (ii) the Company has used, stored, disposed of and/or released such substances, and operated underground storage tanks, in violation of permit, treatment, storage disposal, monitoring, reporting and notification requirements under RCRA, CERCLA and EPCRA. Any such action, if successful, could require the Company to take remedial action, potentially including removal of any solid or hazardous waste which is determined to present "imminent and substantial endangerment to health or the environment." RCRA, CERCLA and EPCRA authorize the award of the costs of litigation, including reasonable attorney and expert witness fees, if found to be appropriate by the Court.

          Under RCRA, the City had a 90-day waiting period, which expired on or about February 27, 1995 for the letter received

November 28, 1994, before which it could commence any action under RCRA. Under CERCLA and EPCRA, the City had a 60-day waiting period, which expired on or about March 11, 1995 for the letter received January 10, 1995, before it could commence any action under those statutes. With respect to the RCRA claim set forth in the letter received January 10, 1995, the City has a 90-day waiting period, which expires on or about April 10, 1995, before it can commence any action under RCRA. If, however, prior to the commencement of any such action by the City, certain governmental entities were to commence a civil action against the Company or engage in investigative or removal actions with respect to this matter, any "Citizens' Suit" action by the City would be precluded. At this time no such actions have been taken by any governmental entity with respect to this matter. The Company cannot predict whether any action commenced by the City would also include claims alleging damages, in addition to those under RCRA, CERCLA and EPCRA. The Company can make no reasonable estimate of the cost to it if it were held liable to the City in this matter.

          The City has suspended construction of the wastewater treatment plant improvements until more information becomes available about the nature of the contamination of the site. The City has orally informed the Company that it is incurring damages as the result of the interruption of the work at its facility and that it intends to hold the Company responsible for such damages, together with the costs incurred in cleaning up the City's site. The Company has offered to work with the City to develop measures that can allow construction of such improvements to proceed. Based on the Company's experience, the Company believes that implementation of such measures would not have a material impact on the cost or schedule of such improvements.

          The Company's study of this matter is continuing and the Company has not reached any conclusions as to whether it was the generator of the tar-like substance in question.

          The Company has put its liability insurers on notice of this situation, and intends to seek reimbursement from its insurance carriers for the cost of any liability, but cannot predict the extent of such reimbursement at this time.

          The Company is unable to predict the outcome of this matter and the ultimate financial impact, if any, on the Company.

IBM Litigation

          By complaint dated July 28, 1988, the International Business Machines Corporation ("IBM") commenced a lawsuit in the Supreme Court of the State of New York, County of Dutchess, against the Company and other unnamed defendants. IBM is the largest electric customer of the Company (see Item 1 above, subcaption entitled "Generally - Electric Sales to IBM"). In such complaint, IBM alleged that negligence, gross negligence and breach of contract on the part of the defendants resulted in a power outage and electrical loss on August 2, 1985, whereby IBM sustained damages in the amount of $470,740.

          By agreement dated as of September 12, 1994, IBM and the Company agreed to discontinue such action, without admission by either party of liability or wrongdoing. The Company paid $150,000 to IBM under the terms of such agreement. A stipulation discontinuing such action was filed in the Dutchess County Clerk's Office on September 30, 1994.

Catskill Incident

          In November 1992, an explosion in a dwelling in the Company's gas service territory in Catskill, New York resulted in personal injuries, the death of an occupant and property damage. The National Transportation Safety Board ("NTSB"), the Office of Pipeline Safety ("OPS," a part of the Research and Special Progam Administration of the U.S. Department of Transportation) and the PSC investigated this incident.

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

          As a result of an investigation of the Catskill incident conducted by the OPS pursuant to the Natural Gas Pipeline Safety Act, the OPS issued a Notice of Proposed Violation and Proposed Civil Penalty in December 1992. By Final Order, issued December 2, 1993, the OPS found that the Company failed to submit a telephonic report of the Catskill incident to the DOT at the earliest practicable moment following discovery of such incident as required by applicable regulations. The Company did notify the DOT of the Catskill incident by telephone approximately nine hours and forty five minutes after such incident. The OPS assessed the Company a civil penalty of $5,000, which the Company elected not to appeal.

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

          By complaint, dated October 18, 1993 and filed in the Supreme Court of the State of New York, Greene County, Frank Reyes commenced an action against the Company for unspecified personal injuries and property damage alleged to have been caused by said explosion. The complaint alleges that Mr. Reyes was a nearby resident at the time of said explosion. The complaint seeks $2,000,000 in compensatory damages and $2,000,000 in punitive damages from the Company, based on theories of negligence and gross negligence.

          The Company is investigating these claims and presently has insufficient information on which to predict their outcome. The Company believes that it has adequate insurance to cover any compensatory damages that might be awarded. The Company's insurance, however, does not extend to punitive damages. If punitive damages were ultimately awarded in either or both of these lawsuits, such award(s) could have a material adverse effect on the financial condition of the Company. At this time, the Company can make no prediction as to any other litigation which may arise out of this incident.

Wappingers Falls Incident

          On February 12, 1994, a fire and an explosion destroyed a residence in the Village of Wappingers Falls, New York in the Company's service territory. A short time later, a second explosion and fire destroyed a nearby commercial facility. Subsequently, the Company discovered a cracked weld in a nearby eight-inch steel gas main. The Company interrupted natural gas service to approximately 1,800 customers in order to repair the cracked gas main.

          By Report, dated October 25, 1994, of the Energy and Water Division, Safety and Reliability, of the PSC ("PSC Staff"), the PSC Staff, among other things, concluded that the probable cause of the incident was an ignition of natural gas that accumulated in each of the structures after migrating through the ground from a leak in the Company's gas main in the immediate area of the two destroyed buildings.

          The Company continues to investigate this incident, but disagrees that the facts known to date support the conclusions in the Report of the PSC Staff as to the probable cause of the incident. An investigation that the Company has undertaken has not yet determined what caused the first explosion, which destroyed a residence, but a reconstruction of the sequence of events indicates that the explosion in the residence was not caused by natural gas. The Company's investigation also indicates that the force of the initial explosion, in combination with deep frost conditions, caused a weld in a natural gas pipeline of the Company to crack. In this regard, the PSC Staff Report states as follows: "The metallurgists' report, to which staff does not take exception, has concluded that a defect in a weld, present in the pipe since its fabrication in 1929, failed suddenly as a result of increased stress due to the unusual depth of frost penetration last winter. A sudden impact stress could also have contributed to the failure, but can only be speculated upon."

          Two lawsuits have been commenced against the Company alleging personal injuries and/or property damage arising out of such incident, as follows:

          On August 31, 1994, the Company was served with a summons and complaint in an action brought by John DeLorenzo against the Company and the Village of Wappingers Falls in the Supreme Court of the State of New York, County of Dutchess. The plaintiff alleges that because of the negligence of defendants in causing and/or permitting natural gas to leak into plaintiff's home, an explosion resulted, which destroyed plaintiff's residence and its contents at 14 Franklin Street in the Village of Wappingers Falls, and which caused bodily injuries to the plaintiff. Plaintiff seeks damages for these losses and injuries, which damages are unspecified in the complaint.

          On October 13, 1994, the Company was served with a summons and complaint in an action brought by Edward Baecher d/b/a NTC Auto Body against the Company, the Town of Wappingers Falls, the Village of Wappingers Falls, and the Wappingers Falls

Fire Department in the Supreme Court of the State of New York, County of Dutchess. Four causes of action are recited in the complaint, one of which relates to the Company. This cause of action alleges that because of the Company's negligence in the construction, maintenance and improvements of its facilities near the plaintiff's commercial establishment at 33 Market Street in Wappingers Falls, an explosion resulted that destroyed the building and its contents. Plaintiff, who owns the business only, but not the building, at 33 Market Street, seeks recovery from the Company of compensatory and punitive damages in the sum of $1,000,000, plus interest, costs and disbursements.

          On March 9, 1995, the Company was served with a summons and complaint in an action brought by Cengiz Ceng, individually and as executor under the last will and testament of Nizamettin Ceng, and Tarkan Thomas Ceng against the Company and the Village of Wappingers Falls in the Supreme Court of the State of New York, County of Dutchess. The complaint alleges that the plaintiff were the owners of premises at 33 Market Street in the Village of Wappingers Falls, and that as a result of the Company's alleged negligence, the plaintiffs' premises at 33 Market Street was destroyed. Plaintiffs seek recovery of $250,000 from the Company, plus costs and disbursements.

          The Company is investigating these claims and presently has insufficient information on which to predict their outcome. The Company believes that it has adequate insurance to cover any compensatory damages that might be awarded. The Company's insurance, however, does not extend to punitive damages. If punitive damages were ultimately awarded, in any of these lawsuits, such award(s) could have a material adverse effect on the financial condition of the Company. At this time, the Company can make no prediction as to any other litigation which may arise out of this incident.

Income Tax Assessments

          Reference is made to the subcaption "Tax Matters - Assessments" in Note 8 to the Company's 1994 Financial Statements, on pages 73 and 74 of Exhibit 13, for a discussion of the examination by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for 1987 and 1988, which subcaption is incorporated herein by reference. On or about March 7, 1994, the Company received letters from the IRS, arising out of this examination, proposing net increases in the Company's federal tax liability of approximately $16 million, plus interest. Such letters do not represent a notice of deficiency from the IRS, and the Company has received no notice of deficiency from the IRS regarding these taxable years. According to such letters, the Company has the option of (i) responding within 30 days from the date of the letters to agree or disagree with the proposed adjustments and request a conference with the Regional Office of Appeals of the IRS, or (ii) seeking relief in the United States Tax Court. On May 3, 1994, the Company filed a protest with the IRS to said proposed adjustments. The Company can make no prediction at this time as to the ultimate resolution of these proposed adjustments. However, the Company believes that a significant portion of any final assessments would be recoverable in rates.

          Item 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this Report.

                             PART II

          Item 5 -  MARKET FOR THE COMPANY'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS

          The information set forth under the subcaption "Common
Stock Dividends and Price Ranges" in Management's Discussion and
Analysis of Financial Condition and Results of Operations, on page 30 of Exhibit 13 hereto, is incorporated herein by reference.

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

          Item 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS

          The information required hereunder is incorporated herein by reference to the material appearing on pages 6 through 28 of Exhibit 13 hereto.

          Item 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a)  Financial Statements

          The Company's 1994 Financial Statements, together with the report thereon of Price Waterhouse LLP, dated January 27, 1995, appearing on pages 31 through 80 of Exhibit 13 hereto, are incorporated by reference in this Annual Report on Form 10-K. The Financial Statement Schedules incorporated by reference as part of this Annual Report on Form 10-K should be read in conjunction with the Company's 1994 Financial Statements. Financial Statement Schedules not included with this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the Company's 1994 Financial Statements.

          The Company's 1994 Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's subsidiaries are each wholly-owned and consist of landholding, cogeneration or energy management companies. The net income of the Company's subsidiaries is reflected in the Company's Consolidated Statement of Income as Other Income and Deductions - Other-net; such Consolidated Statement of Income is contained on pages 38 and 39 of Exhibit 13 hereto.

          The following information is being furnished in accordance with Regulation S-X, Section 210.5-02:

          Weighted average                   December 31,
          interest rate on                   1994   1993   1992
          the Company's
          short-term debt                    6.60%    -    4.23%
          outstanding

          (b)  Supplementary Financial Information

          The supplementary financial information specified by
Item 302 of Regulation S-K is found under the caption "Selected Quarterly Financial Data (Unaudited)," of the Company's 1994 Financial Statements on page 81 of Exhibit 13 hereto, which caption is incorporated herein by reference pursuant to Item 8
(a) above.

          (c)  Other Financial Statements and Schedule

          Other financial statements and schedule required under Regulation S-X are filed pursuant to Item 14 of this Annual
Report on Form 10-K.

          Item 9 -   CHANGES IN AND DISAGREEMENTS WITH
                     ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE

          None.

                            PART III

          Item 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     COMPANY

          The information with respect to the Directors of the Company required hereunder is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement, dated February 24, 1995, to be used in connection with its Annual Meeting of Shareholders to be held on April 4, 1995, which proxy statement has previously been submitted to the Securities and Exchange Commission pursuant to that Commission's Regulation S-T.

          The information with respect to the executive officers of the Company required hereunder is incorporated by reference to
Item 1 of this Annual Report on Form 10-K, under the caption
"Executive Officers of the Company."

          Item 11 -  EXECUTIVE COMPENSATION

          The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement, dated February 24, 1995, to be used in connection with its Annual Meeting of Shareholders to be held on April 4, 1995.

          Item 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT

          The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement, dated February 24, 1995, to be used in connection with its Annual Meeting of Shareholders to be held on April 4, 1995.

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

          2.   Financial Statement Schedule

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

Description in the Exhibit List and Exhibit Nos. for this Report

     Directors' Deferred Compensation Plan, effective October 1,
     1980.  (Exhibit (10)(iii)1)

     Trust Agreement between Registrant and Dutchess Bank & Trust
     Company, as trustee, dated as of January 1, 1984, pursuant to Registrant's Savings Incentive Plan. (Exhibit
     (10)(iii)2)

     First Amendment, dated December 31, 1990, to Trust Agreement between Registrant and The Bank of New York, as successor trustee, dated as of January 1, 1984, pursuant to Registrant's Savings Incentive Plan. (Exhibit (10)(iii)3)

     Agreement, made March 14, 1994 by and between Registrant and Mellon Bank, N.A., amending and restating, effective April 1, 1994, Registrant's Savings Incentive Plan and related Trust Agreement with The Bank of New York, together with amendments dated July 22, 1994 and December 16, 1994. (Exhibits (10)(iii)18, 19 and 20)

     Executive Deferred Compensation Plan of the Company, effective March 1, 1992 together with Amendment thereto dated December 17, 1993. (Exhibits (10)(iii)8 and 15)

     Retirement Benefit Restoration Plan of the Company, effective May 1, 1993, together with Amendment thereto dated
     July 23, 1993.  (Exhibits (10)(iii)10 and 11)

     Executive Incentive Compensation Plan of the Company, effective January 1, 1993. (Exhibit (10)(iii)17)

(b)  Reports on Form 8-K

          During the period October 1, 1994, to the date hereof, the following Reports on Form 8-K were filed by the Company:

          Report, dated November 23, 1994, reporting the issuance of a Report by PSC Staff regarding the probable cause of the gas service incident that occurred on February 12, 1994 in the Village of Wappingers Falls, in the Company's service territory.

          Report, dated December 19, 1994, reporting (i) the receipt by the Company of a letter from counsel to the City of Newburgh, New York purporting to be a Notice of a Citizens' Suit to be brought by the City against the Company pursuant to the federal Resource Conservation and Recovery Act, arising out of an alleged release of hazardous coal-tar material from a former gas manu-facturing plant site owned by the Company, and (ii) the addition of ten (10) new asbestos litigation plain-tiffs, and a summary of pending asbestos litigation.

(c)  Exhibits Required by Item 601 of Regulation S-K

          Incorporated herein by reference to subpart (a)-3 of
Item 14, above.

(d) Financial Statement Schedule required by Regulation S-X which is excluded from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994

          Incorporated herein by reference to subpart 2 of Index to Financial Statements on page F-1 of this Report.

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

Dated:  March __, 1995

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

     Signature                 Title                  Date

(a) Principal Executive
     Officer or Officers:


(John E. Mack, III)       Chairman of the Board
                          and Chief Executive
                          Officer                 March __, 1995

(b) Principal Financial
     Officer and Principal
     Accounting Officer:



(John F. Drain)           Vice President -
                          Finance and             March __, 1995
                          Controller


(c) Directors:



(L. Wallace Cross)        Director                March __, 1995

     Signature                 Title                  Date



(Jack Effron)                Director             March __, 1995



(Richard H. Eyman)           Director             March __, 1995



(Frances D. Fergusson)       Director             March __, 1995



(Heinz K. Fridrich)          Director             March __, 1995



(Edward F. X. Gallagher)     Director             March __, 1995



(Paul J. Ganci)              Director             March __, 1995



(Charles LaForge)            Director             March __, 1995



(John E. Mack, III)          Director             March __, 1995



(Howard C. St. John)         Director             March __, 1995



(Edward P. Swyer)            Director             March __, 1995

                  INDEX TO FINANCIAL STATEMENTS
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                                                  Page(s) in
                                                  Exhibit 13
                                                  of this Report*
1.   Financial Statements

     Report of Independent Accountants                 31

     Consolidated Balance Sheet at                     34-37
       December 31, 1994 and 1993

     Consolidated Statement of Income for              38-39
       the three years ended December 31, 1994

     Consolidated Statement of Retained                40
       Earnings for the three years
       ended December 31, 1994

     Consolidated Statement of Cash Flows for          41-42
       the three years ended December 31, 1994

     Notes to Consolidated Financial Statements        43-80

     Selected Quarterly Financial Data (Unaudited)     81

                                                   Page(s) in
                                                   Form 10-K

     Report of Independent Accountants on              F-2
       Financial Statement Schedule

     Consent of Independent Accountants                F-2

2.   The Financial Statement Schedule
       for the Years 1994, 1993 and 1992

     Schedule II     -  Reserves                       F-3 - F-5








     *Incorporated by reference to the indicated pages of Exhibit
13 to this Report.

                REPORT OF INDEPENDENT ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Central Hudson Gas & Electric Corporation

Our audits of the consolidated financial statements referred to in our report dated January 27, 1995 appearing on page 31 of
Exhibit 13 of this Annual Report on Form 10-K, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule presented on pages F-3 through F-5 of this Annual Report on Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

New York, New York
January 27, 1995



               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in (i) the Prospectus constituting part of the Registration Statement, on Form S-3 (Registration No. 33-56760), relating to Central Hudson Gas & Electric Corporation's Automatic Dividend Reinvestment and Stock Purchase Plan and (ii) the Prospectus constituting part of the Registration Statement, on Form S-3 (Registration No. 33-55764), relating to Central Hudson Gas & Electric Corporation's Customer Stock Purchase Plan, of our report dated January 27, 1995 appearing on page 31 of Exhibit 13 to this Annual Report on Form 10-K. We also consent to the incorporation by reference therein of our report on the Financial Statement Schedule, which appears above.


PRICE WATERHOUSE LLP

New York, New York
March 28, 1995


                                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION                    SCHEDULE II
                                                        RESERVES                                     Sheet 1
                                              YEAR ENDED DECEMBER 31, 1994
 Column A                     Column B                Column C               Column D       Column E
                                                      Additions
                                                            Charged to       Payments       Balance
                              Balance at     Charged to       other           charged        at end
                              beginning       cost and      accounts -          to             of
Description                   of period       expenses       describe        reserves        period
Operating Reserves:
  Reserve for injuries
   and damages                $1,939,151     $  615,010     $   32,190 (a) $  816,225     $1,770,126
  Workers compensation
   deductible                    879,057          -            379,038 (b)    180,704      1,077,391
  Pensions and benefits
   carrying charge reserve        92,360        372,978          -              -            465,338
  Storm reserve                    -            500,000          -              -            500,000
  Nine Mile 2 Plant
   operation and maintenance
   expense reserve              (564,549)     2,476,805         46,762 (c)    108,466      1,850,552

  Total Operating
   Reserves                   $2,346,019     $3,964,793     $  457,990     $1,105,395     $5,663,407

Reserve for Uncollectible
 Accounts                     $2,000,000     $3,305,977     $    -         $3,305,977     $2,000,000
Note:
 (a)  Charged to clearing account for costs of operation of automobiles, trucks, etc., and subsequently distributed, together with other costs of operation and maintenance, to various asset and expense accounts.
 (b)  Charged to clearing account for workers compensation insurance and subsequently distributed, together with other insurance premium costs, to various asset and expense accounts.
 (c)  Charged to regulatory asset account representing future recovery from ratepayers.
                                                            F-3

                                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION                    SCHEDULE II
                                                        RESERVES                                     Sheet 2
                                              YEAR ENDED DECEMBER 31, 1993
   Column A                   Column B                Column C               Column D       Column E
                                                      Additions
                                                            Charged to       Payments       Balance
                              Balance at     Charged to       other          charged         at end
                              beginning       cost and      accounts -          to             of
Description                   of period       expenses       describe        reserves        period
Operating Reserves:
  Reserve for injuries
   and damages                $1,817,886     $  180,000     $   20,000 (a) $   78,735     $1,939,151
  Workers compensation
   deductible                      -             -             970,962 (b)     91,905        879,057
  Pensions and benefits
   carrying charge reserve         -             92,360          -              -             92,360
  Nine Mile 2 Plant
   operation and maintenance
   expense reserve                 -          2,148,253        724,178 (c)  3,436,980       (564,549)

  Total Operating
   Reserves                   $1,817,886     $2,420,613     $1,715,140     $3,607,620     $2,346,019

Reserve for Uncollectible
 Accounts                     $1,500,000     $3,430,841     $    -         $2,930,841     $2,000,000

Notes:
 (a)  Charged to clearing account for costs of operation of automobiles, trucks, etc., and subsequently distributed, together with other costs of operation and maintenance, to various asset and expense accounts.
 (b)  Charged to clearing account for workers compensation insurance and subsequently distributed, together with other insurance premium costs, to various asset and expense accounts.
 (c)  Charged to regulatory asset account representing future recovery from ratepayers.
                                                            F-4

                                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION                    SCHEDULE II
                                                        RESERVES                                     Sheet 3
                                              YEAR ENDED DECEMBER 31, 1992

   Column A                    Column B               Column C               Column D       Column E
                                                      Additions
                                                            Charged to       Payments       Balance
                              Balance at     Charged to       other           charged        at end
                              beginning       cost and      accounts -          to             of
Description                   of period       expenses       describe        reserves        period
Operating Reserves:
  Reserve for injuries
   and damages                $1,346,101     $  757,500     $   67,500 (a) $  353,215     $1,817,886

  Nine Mile 2 Plant
   operation and maintenance
   expense reserve               896,000      2,422,087          -          3,318,087          -


  Total Operating
   Reserves                   $2,242,101     $3,179,587     $   67,500     $3,671,302     $1,817,886


Reserve for Uncollectible
 Accounts                     $1,100,000     $3,824,404     $    -         $3,424,404     $1,500,000

Note:
 (a)  Charged to clearing account for costs of operation of automobiles, trucks, etc., and subsequently distributed, together with other costs of operation and maintenance, to various asset and expense accounts.


                                                            F-5
