Form 10-K405/A
period 1994-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1995-03-28
CIK 18647

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                         FORM 10-K/A - AMENDMENT NO. 1

                         TO ANNUAL REPORT ON FORM 10-K

                     AMENDING THE ITEM "SIGNATURES" HEREIN
                                ---------------
(Mark One)

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

                               AMENDMENT NO. 1

      The undersigned Registrant hereby amends and, as amended, restates the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as set forth in the pages attached hereto:

                               ITEM:  SIGNATURES

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



(Charles LaForge)                 Director                  March __, 1995



(John E. Mack, III)               Director                  March __, 1995



(Howard C. St. John)              Director                  March __, 1995



(Edward P. Swyer)                 Director                  March __, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                  (Registrant)



                         By:
                                   John E. Mack III
                                Chairman of the Board
                                         and
                               Chief Executive Officer



Dated: March 28, 1995
Amendment No. 1 to Annual Report of Central Hudson Gas &
Electric Corporation for the fiscal year ended December 31, 1994 on Form 10-K (cont.)

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

Dated:  March 24, 1995

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

      Signature                     Title                       Date

(a) Principal Executive
      Officer or Officers:


(John E. Mack, III)            Chairman of the Board
                               and Chief Executive
                               Officer                      March 24, 1995

(b) Principal Financial
      Officer and Principal
      Accounting Officer:


(John F. Drain)                Vice President -
                               Finance and                  March 24, 1995
                               Controller


(c) Directors:


(L. Wallace Cross)             Director                     March 24, 1995


                                     - 46 -

Amendment No. 1 to Annual Report of Central Hudson Gas & Electric
Corporation for the fiscal year ended December 31, 1994 on Form
10-K (cont.)

                           SIGNATURES - (Continued)

      Signature                     Title                       Date



(Jack Effron)                     Director                  March 24, 1995



(Richard H. Eyman)                Director                  March 24, 1995



(Frances D. Fergusson)            Director                  March 24, 1995



(Heinz K. Fridrich)               Director                  March 24, 1995



(Edward F. X. Gallagher)          Director                  March 24, 1995



(Paul J. Ganci)                   Director                  March 24, 1995



(Charles LaForge)                 Director                  March 24, 1995



(John E. Mack, III)               Director                  March 24, 1995



(Howard C. St. John)              Director                  March 24, 1995



(Edward P. Swyer)                 Director                  March 24, 1995





                               - 47 -