Form 10-Q
period 1995-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1995-05-12
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................March 31, 1995
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,306,897 shares outstanding as of April 30, 1995.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

                                     INDEX





       PART I - FINANCIAL INFORMATION                                 PAGE

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended March 31, 1995 and 1994                   1-2

         Consolidated Balance Sheet - March 31, 1995
          and December 31, 1994                                        3-4

         Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1995 and 1994                   5-6

         Notes to Consolidated Financial Statements                     7

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                   7-12


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             13

Item 4 - Submission of Matters to a Vote of
          Security Holders                                             14

Item 5 - Other Information                                            14-15

Item 6 - Exhibits and Reports on Form 8-K                             15-16

Signatures                                                             17

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 3 Months Ended
                                                        March 31,
                                                    1995            1994
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  102,053       $ 110,605
 Gas...................................             38,748          46,821
  Total - own territory................            140,801         157,426
 Electric sales to other utilities.....              3,885           5,410
                                                   144,686         162,836
Operating Expenses
 Operation:
  Fuel used in electric generation.....             16,280          23,247
  Purchased electricity................             12,614          10,353
  Purchased natural gas................             22,292          27,050
  Other expenses of operation..........             24,384          25,409
 Maintenance...........................              6,168           7,814
 Depreciation and amortization.........             10,487          10,119
 Taxes, other than income tax..........             17,475          18,095
 Federal income tax....................             10,782          12,574
                                                   120,482         134,661

Operating Income.......................             24,204          28,175

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                264             201
 Federal income tax....................                371             475
 Other - net...........................              1,579           1,220
                                                     2,214           1,896

Income Before Interest Charges.........             26,418          30,071

Interest Charges
 Interest on mortgage bonds............              4,216           5,285
 Interest on other long-term debt......              2,177           1,796
 Interest on short-term debt...........                  6            -
 Other interest........................                420             447
 Allowance for borrowed funds
  used during construction.............               (238)           (125)
 Amortization of expense on debt.......                282             601
                                                     6,863           8,004

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 3 Months Ended
                                                        March 31,
                                                   1995            1994
                                                 (Thousands of Dollars)

Net Income...........................              19,555          22,067

Dividends Declared on Cumulative
 Preferred Stock.....................               1,282           1,282
Income Available for Common Stock....              18,273          20,785
Dividends Declared on
 Common Stock........................               8,997           8,764

Balance Retained in the Business.....           $   9,276        $ 12,021


Common Stock:
 Average Shares Outstanding (000s)...              17,280          16,993

 Earnings Per Share..................               $1.06           $1.22

 Dividends Declared..................               $ .52           $.515
























                See Notes to Consolidated Financial Statements

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                            March 31,     December 31,
                                              1995              1994
                                             (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................           $1,119,688        $1,114,574
 Gas............................              132,565           131,830
 Common.........................               81,460            80,652
 Nuclear fuel...................               32,482            31,525
                                            1,366,195         1,358,581
 Less: Accumulated depreciation.              470,709           462,105
       Nuclear fuel amortization               24,361            23,655
                                              871,125           872,821
 Construction work in progress..               58,783            58,252
                                              929,908           931,073
Other Property and
 Investments....................               11,516            10,948

Current Assets
 Cash and cash equivalents......               23,564             5,792
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............               45,996            43,908
 Accrued unbilled utility
  revenues......................               14,642            15,076
 Other receivables..............                2,099             5,953
 Fuel, materials and supplies,
  at average cost...............               29,328            33,389
 Special deposits and
  prepayments...................               19,527            12,092
                                              135,156           116,210
Deferred Charges
 Deferred finance charges -
  Nine Mile 2 Plant.............               71,618            71,904
 Income taxes recoverable.......               68,779            69,331
 Unamortized debt expense.......               10,807            11,072
 Deferred energy efficiency
  costs.........................                9,385             9,583
 Deferred gas costs.............                  817             6,983
 Other..........................               22,669            23,677
                                              184,075           192,550

Accumulated Deferred Income Tax.               57,153            58,629
                                           $1,317,808        $1,309,410


                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                             March 31,       December 31,
                                               1995             1994
                                            (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1995 - 17,303,222
  1994 - 17,238,464............            $   86,516         $   86,192
 Paid-in capital...............               278,622            277,205
 Retained earnings.............                88,560             79,284
 Capital stock expense.........                (6,758)            (6,773)
 Unrealized gain on investments                   978                823
                                              447,918            436,731
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................                46,030             46,030
  Subject to mandatory
   redemption..................                35,000             35,000
                                               81,030             81,030
 Long-term Debt................               389,625            389,364
                                              918,573            907,125
Current Liabilities
 Current maturities
  of long-term debt............                 4,136              3,525
 Notes payable.................                  -                 3,000
 Accounts payable..............                17,773             29,441
 Accrued taxes and interest....                22,594              6,829
 Dividends payable.............                10,279             10,246
 Accrued vacation..............                 4,157              4,081
 Customer deposits.............                 3,844              3,763
 Other.........................                 5,286              5,556
                                               68,069             66,441
Deferred Credits and Other
 Liabilities
 Deferred finance charges -
  Nine Mile 2 Plant............                32,931             34,431
 Income taxes refundable.......                28,322             28,383
 Accrued pension costs.........                 7,048              9,705
 Operating reserves............                 6,562              5,663
 Other.........................                18,669             19,078
                                               93,532             97,260
Accumulated Deferred Income Tax               237,634            238,584
                                           $1,317,808         $1,309,410

                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the 3 Months Ended
                                                         March 31,
                                                    1995            1994
                                                  (Thousands of Dollars)
Operating Activities
  Net Income..........................            $19,555          $22,067
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization........             11,510           11,197
    Deferred income taxes, net........                934             (706)
    Allowance for equity funds used
     during construction..............               (264)            (201)
    Nine Mile 2 Plant deferred
     finance charges, net.............             (1,214)          (1,214)
    Provision for uncollectibles......                875            1,000
    Accrued pension costs.............             (2,657)            (507)
    Deferred gas costs................              6,166            6,585
    Other - net.......................              2,163            1,937

  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues.................              1,324          (12,765)
    Fuel, materials and supplies......              4,061            5,578
    Special deposits and prepayments..             (7,435)         (13,924)
    Accounts payable..................            (11,668)          (4,561)
    Accrued taxes and interest........             15,765           18,441
    Other current liabilities.........               (113)            (337)
  Net cash provided by operating
   activities.........................             39,002           32,590

Investing Activities
  Additions to plant..................             (9,703)         (10,110)
  Allowance for equity funds used
   during construction................                264              201
  Net additions to plant..............             (9,439)          (9,909)
  Roseton Plant restoration costs
   related to fire damage.............               -                (361)
  Insurance recoveries related to
   Roseton Plant restoration..........               -               2,692
  Nine Mile 2 Plant decommissioning
   trust fund.........................               (498)            (200)
  Other - net.........................               (639)            (738)
  Net cash used in investing
   activities.........................            (10,576)          (8,516)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the 3 Months Ended
                                                          March 31,
                                                     1995            1994
                                                   (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
      Long-term debt..................              1,000             -
      Common stock....................              1,741            1,933
   Repayments of short-term debt......             (3,000)            -
   Retirement and redemption of
    long-term debt....................               (146)             (28)
   Dividends paid on cumulative
    preferred and common stock........            (10,247)          (9,906)
   Issuance and redemption costs......                 (2)             (26)

   Net cash used in financing
    activities........................            (10,654)          (8,027)

Net Change in Cash and Cash
 Equivalents..........................             17,772           16,047
Cash and Cash Equivalents -
 Beginning Year.......................              5,792           27,172

Cash and Cash Equivalents -
 End of Period........................            $23,564          $43,219


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized)......................            $ 1,061          $ 2,821
   Federal income tax paid............                600             -













                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  Notes to Consolidated Financial Statements

1.   General

     The accompanying consolidated financial statements of Central Hudson Gas & Electric Corporation (herein the Registrant or the Company) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1994, as amended by Amendment No. 1 on Form 10-K/A thereto dated March 28, 1995 (as amended, 10-K Report). Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period. Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

2.   Commitments and Contingencies

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 8 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report. Except as may be disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1995, and in any Current Report, on Form 8-K, filed in 1995, there have been no material changes in the subject matters discussed in said Note 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 1995, cash expenditures related to the construction program of the Company amounted to $9.2 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $9.4 million includes the debt portion of the allowance for funds used during construction of $238,000. The cash requirements for such expenditures were funded from internal sources and proceeds of $1.7 million from the issuance of 64,758 shares of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan.

 The growth of retained earnings in the first quarter of 1995 contributed to the increase in the common equity ratio from 47.8% at December 31, 1994 to 48.5% at March 31, 1995. The
 combined effect of the sales of common stock and the growth of retained earnings in the first quarter of 1995 contributed to the increase in the book value of common stock from $25.34 at December 31, 1994 to $25.89 per share at March 31, 1995.

On November 7, 1994, the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) for the purposes of registering (i) Debt Securities and Common Stock, $5.00 par value, but not in excess of $80.0 million in aggregate, and not in excess of $40.0 million initial offering price of such Common Stock and (ii) Cumulative Preferred Stock, par value $100 per share, not in excess of $25.0 million, which may be issued as Depositary Preferred Shares, each representing 1/4 of a share of such Cumulative Preferred Stock, each evidenced by Depositary Receipts. This Registration Statement was declared effective by the SEC on April 4, 1995.

The Company has $52.0 million of committed short-term credit and $130 million of short-term uncommitted facilities available. Authorization from the Public Service Commission of the State of New York (PSC), however, limits the short-term borrowing amount the Company may have outstanding, at any time, to $52.0 million in the aggregate. At March 31, 1995, the Company had no short-term debt outstanding. Investments in short-term securities were $16.1 million at the end of March, 1995.

RESULTS OF OPERATIONS

The following table reports the variation in the results of
 operations for the three months ended March 31, 1995 compared to the same period for 1994:
                                             3 MONTHS ENDED MARCH 31,
                                                                INCREASE
                                           1995         1994   (DECREASE)
                                              (Thousands of Dollars)

Operating Revenues                       $144,686     $162,836    $(18,150)
Operating Expenses                        120,482      134,661     (14,179)
Operating Income                           24,204       28,175      (3,971)
Other Income & Deductions                   2,214        1,896         318
Income before Interest Charges             26,418       30,071      (3,653)
Interest Charges                            6,863        8,004      (1,141)

Net Income                                 19,555       22,067      (2,512)
Dividends Declared on Cumulative
 Preferred Stock                            1,282        1,282        -
Income Available for Common Stock        $ 18,273     $ 20,785    $ (2,512)

EARNINGS

Earnings per share of common stock were $1.06 for the first quarter of 1995, as compared to $1.22 for the first quarter of 1994, a decrease of 13%.

The decrease in earnings per share for the quarter ended
 March 31, 1995 resulted primarily from decreased electric and gas net operating revenues attributable to decreased sales resulting largely from warmer winter weather experienced in the first quarter of 1995 as compared to the same period in 1994. This unfavorable variance was partially offset by decreased operation and maintenance costs in 1995 resulting primarily from reduced payroll and related fringe benefit costs and decreased maintenance costs on the Company's gas distribution and transmission system. Earnings per share for the first quarter of 1995, as compared to the first quarter of 1994, were also affected by decreased interest expense in 1995 resulting largely from the retirement at maturity of $50 million 8 1/8% Series First Mortgage Bonds in September 1994 and increased earnings related to PSC incentive programs which encourage fuel cost control.

OPERATING REVENUES

Operating revenues decreased $18.2 million (11%) for the first quarter of 1995 as compared to the first quarter of 1994.
 Details of these revenue changes by electric and gas departments are as follows:

                              INCREASE (DECREASE) FROM PRIOR PERIOD
                                           FIRST QUARTER
                                ELECTRIC                     GAS
                                      (Thousands of Dollars)
Customer Sales                  $ (9,016)                 $(3,521)*
Increases in Base
 Rates                                47                     -
Sales to Other
 Utilities                        (1,525)                    -
Fuel and Gas Cost
 Adjustment                          298                   (4,325)
Deferred Revenues                     94                     (441)
Miscellaneous                         25                      214 **
                                $(10,077)                 $(8,073)


 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected from or credited to customers under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

SALES

Total kilowatt-hour sales of electricity within the Company's service territory decreased 8%, while firm sales of natural gas decreased 18%, for the first quarter of 1995 as compared to the first quarter of 1994. Changes in sales from last year by major customer classifications are set forth below:



                          INCREASE (DECREASE) FROM PRIOR PERIOD
                                        FIRST QUARTER
                               ELECTRIC                   GAS
    Residential                  (11)%                   (19)%
    Commercial                    (5)                    (15)
    Industrial                    (8)                    (26)
    Interruptible                 N/A                    116
    Transportation of
     Customer-owned Gas           N/A                    305

Billing degree days were 22% lower for the quarter ended
 March 31, 1995 when compared to the same period last year.

Sales of electricity to residential customers in the first quarter of 1995 decreased 11% from the comparable prior year period due primarily to a decrease in usage per customer. Commercial sales in the first quarter of 1995 decreased 5% as compared to last year due to the net effect of a 6% decrease in usage per customer and a 1% increase in the number of customers. Electric sales to industrial customers decreased 8% due primarily to a decline in usage by International Business Machines Corporation (IBM), which is the Company's largest customer.

Sales of gas to residential customers for the first quarter of
 1995 decreased 19% due primarily to a decrease in usage per customer. Sales of gas to commercial customers for the first quarter of 1995 decreased 15% due to the net effect of an 18% decrease in usage per customer and a 3% increase in the number
 of customers.   Firm gas sales to industrial customers
 decreased 26% for the first quarter of 1995 due primarily to the shift of a large industrial customer from firm service to gas transportation service in March 1994 and a decline in usage by IBM.

Interruptible gas sales increased 116% in the first quarter of 1995 due primarily to the increase in the amount of natural gas sold to the other cotenant owners in the 1,200 MW Roseton Steam Electric Generating Plant (Roseton Plant) for use as a boiler fuel at the Roseton Plant.

Transportation gas volumes increased 305% for the first quarter of 1995 attributable primarily to the increased gas transportation service provided to IBM.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months ended March 31, 1995 compared to the same period for the prior year:


                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                             FIRST QUARTER
                                            AMOUNT        PERCENT
                                          (Dollars in Thousands)
  Fuel and Purchased
   Electricity                            $ (4,706)         (14)%
  Purchased Natural Gas                     (4,758)         (18)
  Other Expenses of Operation               (1,607)          (7)
  Maintenance                               (1,110)         (17)
  Nine Mile 2 Plant Operation
   and Maintenance                              46            1
  Depreciation and Amortiza-
   tion                                        368            4
  Taxes, Other than
   Federal Income Tax                         (620)          (3)
  Federal Income Tax                        (1,792)         (14)
       Total                              $(14,179)         (11)%


The cost of fuel and purchased electricity decreased $4.7 million
 (14%) for the first quarter of 1995 due primarily to lower electric sales and an overall lower cost mix of electric generation and purchased electricity in 1995.

Purchased natural gas costs decreased $4.8 million (18%) for the first quarter of 1995 due primarily to increased gas refunds from gas suppliers combined with a lower average cost per Mcf of gas purchased this year.

Other expenses of operation decreased $1.6 million (7%) for the first quarter of 1995 primarily attributable to decreased payroll and related fringe benefit costs.

Maintenance expenses decreased $1.1 million (17%) for the first quarter of 1995 due primarily to decreased costs related to the gas distribution and transmission system, as compared to the first quarter of 1994 when higher costs were incurred primarily to repair damage caused by the extremely cold weather experienced in the Company's service territory.

Federal income taxes decreased $1.8 million (14%) for the first quarter of 1995 resulting primarily from a decrease in pre-tax income.


OTHER INCOME AND DEDUCTIONS AND INTEREST CHARGES

Other income and deductions had a favorable variance of $318,000
 (17%) for the first quarter of 1995 due in part to the deferral of higher interest costs on the Company's variable rate notes for future recovery from customers as permitted by PSC rate orders.

Total interest charges (excluding allowance for funds used during construction) decreased $1.0 million (13%) for the first quarter of 1995, resulting primarily from the retirement at maturity of $50 million of the Company's 8 1/8% Series First
 Mortgage Bonds in September 1994.


COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 30 of Exhibit 13 to the 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies.
 On March 24, 1995, the Board of Directors of the Company declared a quarterly dividend of $.52 per share, payable May 1, 1995 to shareholders of record as of April 10, 1995.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Asbestos Litigation. Reference is made to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended by Amendment No. 1 on Form 10-K/A thereto dated March 28, 1995 (collectively, the "10-K Report"), and to the caption "Asbestos Litigation" in Part I, Item 3 (Legal Proceedings) of the 10-K Report for a discussion of the lawsuits regarding asbestos currently pending against Registrant, which discussion is hereby incorporated herein by reference.
     By complaint dated March 15, 1995, the Registrant was made a defendant in six (6) new cases, all filed in the New York State Supreme Court, County of New York. As of May 1, 1995, 355 cases were pending against the Registrant in New York State Supreme Court, County of New York and two (2) cases were pending against Registrant in the United States District Court for the Southern District of New York. Three hundred forty-five (345) of these plaintiffs each seek $10,000,000 in compensatory damages, plus punitive damages, nine (9) plaintiffs seek $10,500,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $27,000,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $70,000,000 in compensatory damages, plus punitive damages, and, in one case, in which the Registrant was joined as a third-party defendant by Owens-Corning Fiberglas ("OCF"), the complaint alleges that the Registrant is responsible to OCF for the amount of any recovery obtained by the plaintiff against OCF in the lawsuit.
     In summary, as of May 1, 1995, the Registrant is a defendant or third-party defendant in 357 asbestos lawsuits. Although the Registrant is presently unable to assess the validity of these 357 lawsuits, based on information known to the Registrant at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Registrant believes that the costs to be incurred in connection with these lawsuits will not have a material adverse effect on the Registrant's financial position. However, if the Registrant were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Registrant if the Registrant could not recover all or a substantial portion thereof through rates. Registrant's insurance does not extend to punitive damages.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Annual Meeting of Shareholders. Registrant's Annual Meeting of Shareholders was held on April 4, 1995. The following matters were voted upon at such meeting:

          (a) Election of Directors. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The number of shares voted for each such director, and the number of shares withheld for each such director, (out of a total number of shares voted of 14,728,464) are as follows:

Name of Director              Shares For         Shares Withheld

L. Wallace Cross              14,384,482             343,982
Jack Effron                   14,388,961             339,503
Richard H. Eyman              14,383,533             344,931
Frances D. Fergusson          14,368,138             360,326
Heinz K. Fridrich             14,379,078             349,386
Edward F.X. Gallagher         14,391,213             337,251
Paul J. Ganci                 14,388,934             339,530
Charles LaForge               14,391,727             336,737
John E. Mack III              14,390,476             337,988
Howard C. St. John            14,380,828             347,636
Edward P. Swyer               14,389,767             338,697


          (b) Independent Public Accountants. The appointment by the Board of Directors of Price Waterhouse LLP as the Registrant's independent public accountants for the year 1995 was ratified by a vote of the shareholders as follows:

Shares For   Shares Against  Shares Abstaining   Broker Non-Votes
14,356,500      67,031          304,933              N/A

Item 5.  Other Information.

     (a) FERC NOPR. On March 29, 1995, the Federal Energy Regulatory Commission ("FERC") issued a Notice of Proposed Rulemaking ("NOPR") on generic requirements for transmission tariffs. FERC proposes to require all jurisdictional utilities (including the Registrant) to offer comparable service, open-access transmission tariffs for network and point-to-point service. Such utilities would also be required to take transmission service under the same tariffs and to effect functional unbundling of transmission and each ancillary service they offer in their rates. Included with the access NOPR is a "supplementary NOPR" on stranded costs, in which FERC endorses the principle of stranded asset recovery. Registrant is studying the NOPR and can make no prediction as to whether or when it would be adopted or, if adopted, the effect on Registrant.

     (b) Nine Mile 2 Plant. Reference is made to the caption "Nine Mile 2 Plant" in Part I, Item 2 of the 10-K Report for a discussion of Registrant's participation as a tenant-in-common owner of Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant") which is operated by Niagara Mohawk Power Corporation. As reported in Part I, Item 2 of the 10-K Report, under the subcaption "Nine Mile 2 Plant - Operational Matters - Refueling Outage," a scheduled refueling outage commenced on April 8, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

           Exhibit No.
         Regulation S-K
           Item 601
          Designation                 Exhibit Description

         (3)     --   Articles of Incorporation and Bylaws:

                     (iii)  -- Bylaws in effect on the date of
                               this Report.

        (10)     --   Material Contracts

                     (i)  103  Amendment No. 5, dated February
                               28, 1995, to Agreement, dated as
                               of November 20, 1987, between
                               Registrant and Consolidated Rail
                               Corporation to transport coal to
                               Danskammer Generating Station, as
                               amended.  [Certain portions of the
                               amendment setting forth or
                               relating to pricing provisions are
                               omitted and filed separately with
                               the Securities and Exchange Com-
                               mission pursuant to a request for
                               confidential treatment under the
                               rules of said Commission.]

        (12)     --   Statement Showing Computation of the
                      Ratio of Earnings to Fixed Charges
                      and the Ratio of Earnings to Combined
                      Fixed Charges and Preferred Stock
                      Dividends.

        (27)     --   Financial Data Schedule, pursuant to
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

                            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                           (Registrant)


                            By:
                                           Donna S. Doyle
                                             Controller
                                    Authorized Officer and Chief
                                          Accounting Officer

Dated: May 12, 1995

































                                    - 17 -