Form 10-Q
period 1995-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1995-08-11
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.............June 30, 1995
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,374,677 shares outstanding as of July 31, 1995.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

                                     INDEX





        PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended June 30, 1995 and 1994               1-2

         Consolidated Statement of Income -
          Six Months Ended June 30, 1995 and 1994                 3-4

         Consolidated Balance Sheet - June 30, 1995
          and December 31, 1994                                   5-6

         Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1995 and 1994                 7-8

         Notes to Consolidated Financial Statements               9-10


Item 2 - Management's Discussion and Analysis of                  11-18
          Financial Condition and Results of
          Operations



        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                        19-20

Item 5 - Other Information                                        20

Item 6 - Exhibits and Reports on Form 8-K                         21

Signatures                                                        22

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 3 Months Ended
                                                        June 30,
                                                    1995            1994
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $   91,570       $  91,680
 Gas...................................             25,293          23,228
  Total - own territory................            116,863         114,908
 Electric sales to other utilities.....              1,755           2,306
                                                   118,618         117,214
Operating Expenses
 Operation:
  Fuel used in electric generation.....             11,232          14,295
  Purchased electricity................             14,487          11,441
  Purchased natural gas................             14,043          12,115
  Other expenses of operation..........             24,473          24,855
 Maintenance...........................              7,158           9,174
 Depreciation and amortization.........             10,488          10,118
 Taxes, other than income tax..........             16,337          15,916
 Federal income tax....................              5,669           4,800
                                                   103,887         102,714

Operating Income.......................             14,731          14,500

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                231             224
 Federal income tax....................               (174)            264
 Other - net...........................              3,128           1,890
                                                     3,185           2,378

Income Before Interest Charges.........             17,916          16,878

Interest Charges
 Interest on mortgage bonds............              4,215           5,231
 Interest on other long-term debt......              2,335           1,923
 Other interest........................                435             361
 Allowance for borrowed funds
  used during construction.............               (208)           (139)
 Amortization of expense on debt.......                283             574
                                                     7,060           7,950

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 3 Months Ended
                                                        June 30,
                                                   1995            1994
                                                (Thousands of Dollars)

Net Income...........................              10,856           8,928

Dividends Declared on Cumulative
 Preferred Stock.....................               1,282           1,282
Income Available for Common Stock....               9,574           7,646
Dividends Declared on
 Common Stock........................               9,120           8,888

Balance Retained in the Business.....           $     454        $ (1,242)


Common Stock:
 Average Shares Outstanding (000s)...              17,347          17,063

 Earnings Per Share..................               $ .55           $ .45

 Dividends Declared..................               $.525           $ .52

























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 6 Months Ended
                                                        June 30,
                                                    1995            1994
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  193,624       $ 202,285
 Gas...................................             64,041          70,049
  Total - own territory................            257,665         272,334
 Electric sales to other utilities.....              5,640           7,716
                                                   263,305         280,050
Operating Expenses
 Operation:
  Fuel used in electric generation.....             27,512          37,542
  Purchased electricity................             27,101          21,794
  Purchased natural gas................             36,336          39,166
  Other expenses of operation..........             48,857          50,264
 Maintenance...........................             13,326          16,989
 Depreciation and amortization.........             20,976          20,237
 Taxes, other than income tax..........             33,812          34,011
 Federal income tax....................             16,450          17,373
                                                   224,370         237,376

Operating Income.......................             38,935          42,674

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                495             426
 Federal income tax....................                197             738
 Other - net...........................              4,707           3,110
                                                     5,399           4,274

Income Before Interest Charges.........             44,334          46,948

Interest Charges
 Interest on mortgage bonds............              8,431          10,516
 Interest on other long-term debt......              4,512           3,719
 Interest on short-term debt...........                  6            -
 Other interest........................                855             807
 Allowance for borrowed funds
  used during construction.............               (446)           (264)
 Amortization of expense on debt.......                565           1,175
                                                    13,923          15,953

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 6 Months Ended
                                                        June 30,
                                                   1995            1994
                                                (Thousands of Dollars)

Net Income...........................              30,411          30,995

Dividends Declared on Cumulative
 Preferred Stock.....................               2,563           2,563
Income Available for Common Stock....              27,848          28,432
Dividends Declared on
 Common Stock........................              18,118          17,652

Balance Retained in the Business.....           $   9,730        $ 10,780


Common Stock:
 Average Shares Outstanding (000s)...              17,313          17,028

 Earnings Per Share..................               $1.61           $1.67

 Dividends Declared..................              $1.045          $1.035

























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                             June 30,        December 31,
                                               1995             1994
                                               (Thousands of Dollars)
                   ASSETS
Utility Plant
 Electric.......................           $1,138,547         $1,114,574
 Gas............................              137,367            131,830
 Common.........................               82,100             80,652
 Nuclear fuel...................               32,652             31,525
                                            1,390,666          1,358,581
 Less: Accumulated depreciation.              478,509            462,105
       Nuclear fuel amortization               24,649             23,655
                                              887,508            872,821
 Construction work in progress..               42,569             58,252
                                              930,077            931,073
Other Property and
 Investments....................               11,156             10,948

Current Assets
 Cash and cash equivalents......               19,189              5,792
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............               49,419             43,908
 Accrued unbilled utility
  revenues......................                9,992             15,076
 Other receivables..............                3,925              5,953
 Fuel, materials and supplies,
  at average cost...............               29,250             33,389
 Special deposits and
  prepayments...................               12,401             12,092
                                              124,176            116,210
Deferred Charges
 Deferred finance charges -
  Nine Mile 2 Plant.............               71,332             71,904
 Income taxes recoverable.......               67,252             69,331
 Unamortized debt expense.......               10,543             11,072
 Deferred energy efficiency
  costs.........................                9,860              9,583
 Deferred gas costs.............                  493              6,983
 Other..........................               22,011             23,677
                                              181,491            192,550

Accumulated Deferred Income Tax.               55,425             58,629
                                           $1,302,325         $1,309,410




                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                             June 30,        December 31,
                                               1995             1994
                                               (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1995 - 17,371,276
  1994 - 17,238,464.............           $   86,856         $   86,192
 Paid-in capital................              280,056            277,205
 Retained earnings..............               89,014             79,284
 Capital stock expense..........               (6,739)            (6,773)
 Unrealized gain on investments.                  641                823
                                              449,828            436,731
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption...................               46,030             46,030
  Subject to mandatory
   redemption...................               35,000             35,000
                                               81,030             81,030
 Long-term Debt.................              389,499            389,364
                                              920,357            907,125
Current Liabilities
 Current maturities
  of long-term debt.............                4,136              3,525
 Notes payable..................                 -                 3,000
 Accounts payable...............               20,084             29,441
 Accrued taxes and interest.....               10,656              6,829
 Dividends payable..............               10,401             10,246
 Accrued vacation...............                4,157              4,081
 Customer deposits..............                3,806              3,763
 Other..........................                5,777              5,556
                                               59,017             66,441
Deferred Credits and Other
 Liabilities
 Deferred finance charges -
  Nine Mile 2 Plant.............               31,431             34,431
 Income taxes refundable........               28,128             28,383
 Accrued pension costs..........                4,391              9,705
 Operating reserves.............                4,142              5,663
 Other..........................               15,329             19,078
                                               83,421             97,260
Accumulated Deferred Income Tax               239,530            238,584
                                           $1,302,325         $1,309,410


                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                For the 6 Months Ended
                                                       June 30,
                                                  1995           1994
                                                (Thousands of Dollars)
Operating Activities
  Net Income..........................          $ 30,411       $30,995
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization........            22,572        22,352
    Deferred income taxes, net........             6,072         2,891
    Allowance for equity funds used
     during construction..............              (495)         (426)
    Nine Mile 2 Plant deferred
     finance charges, net.............            (2,428)       (2,428)
    Provision for uncollectibles......             1,750         1,586
    Accrued pension costs.............            (5,314)       (1,014)
    Deferred gas costs................             6,490         6,075
    Deferred gas refunds..............            (1,526)        1,082
    Gain on sale of long-term
     investments......................              (924)          -
    Other - net.......................            (1,648)       (1,800)
  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues.................              (149)        2,115
    Fuel, materials and supplies......             4,139         4,846
    Special deposits and prepayments..              (309)       (1,247)
    Accounts payable..................            (9,357)       (7,725)
    Accrued taxes and interest........             3,827         7,705
    Other current liabilities.........               340         1,027
  Net cash provided by operating
   activities.........................            53,451        66,034
Investing Activities
  Additions to plant..................           (20,840)      (23,305)
  Allowance for equity funds used
   during construction................               495           426
  Net additions to plant..............           (20,345)      (22,879)
  Proceeds from sale of long-term
   investments........................             1,299           -
  Roseton Plant restoration costs
   related to fire damage.............              -             (645)
  Insurance recoveries related to
   Roseton Plant restoration..........              -            3,899
  Nine Mile 2 Plant decommissioning
   trust fund.........................              (981)         (436)
  Other - net.........................              (725)       (1,343)
  Net cash used in investing
   activities.........................           (20,752)      (21,404)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                For the 6 Months Ended
                                                        June 30,
                                                   1995         1994
                                                 (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
      Long-term debt.................              1,000           -
      Common stock...................              3,515         4,062
   Repayments of short-term debt.....             (3,000)          -
   Retirement and redemption of
    long-term debt ..................               (289)          (80)
   Dividends paid on cumulative
    preferred and common stock.......            (20,525)      (19,952)
   Issuance and redemption costs.....                 (3)          (43)

   Net cash used in financing
    activities.......................            (19,302)      (16,013)

Net change in Cash and Cash
 Equivalents.........................             13,397        28,617
Cash and Cash Equivalents -
 Beginning Year......................              5,792        27,172

Cash and Cash Equivalents -
 End of Period.......................           $ 19,189       $55,789


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized).....................           $ 13,112       $14,354
   Federal income tax paid...........              6,100         5,900













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

2.   New Accounting Standard

     In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires companies, including utilities, to assess the need to recognize a loss whenever events or circumstances occur which indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized if the sum of the future undiscounted net cash flows expected to be generated by an asset is less than its book value. SFAS 121 also amends SFAS 71 to require the write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. SFAS 121, which is applicable to the Company starting in 1996, may have consequences for a number of utilities, including the Company, which are facing growing competitive pressures that may erode prices for future utility services, and which have relatively high-cost nuclear generating assets. The Company does not expect that the adoption of SFAS 121 will have a material impact on the financial position or results of operations of the Company based on the current regulatory treatment of its long-lived assets.

3.   Financial Instruments

     During June 1995, the Company sold a portion of its investment in the stock of an insurance company which the Company held as an "available-for-sale" investment. The Company recognized net proceeds of $1.3 million on the stock sold, which cost $375,000. This sale resulted in a gross realized gain of $924,000 which is recorded in the Consolidated Statement of Income. The remaining investment has a cost and market value at June 30, 1995 of $400,000 and $1.4 million, respectively, and a resulting unrealized net of tax holding gain of $641,000. Common stock equity will be adjusted to reflect periodic changes in the market value of the remaining investment. A realized gain or loss would be recorded in the Consolidated Statement of Income upon sale or other disposition of the remaining investment.

     Effective April 19, 1995, the Company entered into a three-year interest rate cap agreement with a bank to manage exposure to upward changes in interest rates. This interest rate cap agreement covers all of the Company-secured variable rate bonds issued by the New York State Energy Research and Development Authority. Under this agreement, in the event a nationally recognized tax-exempt bond interest rate index exceeds 8%, the Company will receive a payment from the counterparty of the agreement for the excess interest costs over 8%. This agreement has the effect of capping the interest rate the Company would be subject to (on a $115.9 million notional amount) at the lesser of the actual rate or 8%. In the event the counterparty fails to meet the terms of the interest rate cap agreement, the Company's exposure would be limited to a maximum interest rate of 15%.

4.   Commitments and Contingencies

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 8 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report for the year ended December 31, 1994. Except as may be disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 1995, the Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1995, and in any Current Report, on Form 8-K, filed in 1995, there have been no material changes in the subject matters discussed in said Note 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1995, cash expenditures related to the construction program of the Company amounted to $19.9 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $20.3 million includes the debt portion of $446,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, entitled "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources and proceeds of $3.5 million from the issuance of 132,812 shares of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan.

The growth of retained earnings in the first six months of 1995 contributed to the increase in the book value of common stock from $25.34 at December 31, 1994 to $25.90 at June 30, 1995.
 The combined effect of the sales of common stock and the growth of retained earnings in the first six months of 1995 contributed to the increase in the common equity ratio from 47.8% at December 31, 1994 to 48.7% at June 30, 1995.

The Company has $52 million of committed short-term credit and uncommitted short-term credit facilities with four banks, one for $50 million, another for $30 million, and two for $25 million each. Authorization from the Public Service Commission of the State of New York (PSC), however, limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate. At June 30, 1995, the Company had no short-term debt outstanding. Investments in short-term securities were $13.9 million at the end of June 1995.

EARNINGS PER SHARE

Earnings per share of common stock were $.55 for the second quarter of 1995, as compared to $.45 for the second quarter of 1994, an increase of 22%. Earnings per share of common stock were $1.61 for the six months ended June 30, 1995, as compared to $1.67 for the six months ended June 30, 1994, a decrease of 4%.

The increase in earnings per share for the quarter ended
 June 30, 1995, as compared to the same period in 1994, resulted primarily from a decrease in costs associated with the maintenance of the Company's electric generating plants and a decrease in interest expense due primarily to the retirement at maturity of $50 million 8 1/8% Series First Mortgage Bonds in September 1994. In addition, the non-recurring gain from the sale of long-term stock investments resulted in a $.03 per share increase in earnings for the second quarter. This favorable variance was partially offset by decreased electric net operating revenues attributable primarily to decreased sales to residential and industrial customers and by increased depreciation costs and property taxes.

The decrease in per share earnings for the six months ended
 June 30, 1995 resulted primarily from decreased electric and gas net operating revenues attributable to decreased sales due primarily to warmer winter weather experienced in the first quarter of 1995 as compared to the same period in 1994. Also contributing to the decrease in six-month earnings were increased depreciation costs and property taxes. The unfavorable variance in this six-month period was partially offset by decreased maintenance costs on the Company's electric generating plants and gas distribution and transmission system and decreased payroll and related fringe benefit costs. The six-month period was also impacted favorably by decreased interest expense, due primarily to the retirement at maturity of $50 million 8 1/8% Series First Mortgage Bonds in September 1994, and the non-recurring gain of $.03 per share from the sale of long-term stock investments.

RESULTS OF OPERATIONS

The following tables report the variation in the results of operations for the three months and six months ended June 30, 1995 compared to the same periods for 1994:


                                             3 MONTHS ENDED JUNE 30,
                                                                INCREASE
                                           1995         1994   (DECREASE)
                                              (Thousands of Dollars)
Operating Revenues                       $118,618     $117,214     $ 1,404
Operating Expenses                        103,887      102,714       1,173
Operating Income                           14,731       14,500         231
Other Income & Deductions                   3,185        2,378         807
Income before Interest Charges             17,916       16,878       1,038
Interest Charges                            7,060        7,950        (890)
Net Income                                 10,856        8,928       1,928
Dividends Declared on Cumulative
 Preferred Stock                            1,282        1,282         -
Income Available for Common Stock        $  9,574     $  7,646     $ 1,928


                                             6 MONTHS ENDED JUNE 30,
                                                                INCREASE
                                           1995         1994   (DECREASE)
                                              (Thousands of Dollars)
Operating Revenues                       $263,305     $280,050    $(16,745)
Operating Expenses                        224,370      237,376     (13,006)
Operating Income                           38,935       42,674      (3,739)
Other Income & Deductions                   5,399        4,274       1,125
Income before Interest Charges             44,334       46,948      (2,614)
Interest Charges                           13,923       15,953      (2,030)
Net Income                                 30,411       30,995        (584)
Dividends Declared on Cumulative
 Preferred Stock                            2,563        2,563        -
Income Available for Common Stock        $ 27,848     $ 28,432    $   (584)

OPERATING REVENUES

Operating revenues increased $1.4 million (1%) for the second quarter of 1995 as compared to the second quarter of 1994 and decreased $16.7 million (6%) for the six months ended June 30,
 1995 as compared to the six months ended June 30, 1994.  Details of these revenue changes by electric and gas departments are as follows:
                           INCREASE (DECREASE) FROM PRIOR PERIOD
                            SECOND QUARTER                 SIX MONTHS
                           Electric    Gas             Electric     Gas
                                   (Thousands of Dollars)
Customer Sales            $(2,098)    $ 3,281  *       $(11,114)  $  (240)*
Increases in Base
 Rates                        -           -                  47       -
Sales to Other
 Utilities                   (551)        -              (2,076)      -
Fuel and Gas Cost
 Adjustment                 1,822        (920)            2,120    (5,245)
Deferred Revenues             (20)       (162)               74      (603)
Miscellaneous                 186        (134)**            212        80**
                          $  (661)    $ 2,065          $(10,737)  $(6,008)

 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected from or credited to customers under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

SALES

Total kilowatt-hour sales of electricity within the Company's service territory decreased 3%, while firm sales of natural gas decreased 1%, for the second quarter of 1995 as compared to the second quarter of 1994. For the six months ended June 30, 1995, electric sales decreased 6% and firm gas sales decreased 13% compared to the same period last year. Changes in sales from last year by major customer classifications are set forth below:

                          INCREASE (DECREASE) FROM PRIOR PERIOD
                           SECOND QUARTER               SIX MONTHS
                          Electric      Gas           Electric    Gas
    Residential             (2)%        (6)%           (7)%      (15)%
    Commercial               2           2             (2)       (10)
    Industrial              (8)         12             (8)       (15)
    Interruptible           N/A        118              N/A      117
    Transportation of
     Customer-owned
     Gas                    N/A        (14)             N/A      116

Billing degree days were 9% lower for the quarter ended June 30, 1995 and 17% lower for the six months ended June 30, 1995 when compared to the same periods in 1994.

Sales of electricity to residential customers in the second quarter of 1995 decreased 2% from the comparable prior year period due to the net effect of a 3% decrease in usage per customer and a 1% increase in the number of customers. Commercial sales in the second quarter of 1995 increased 2% as compared to last year due primarily to an increase in the number of customers. Electric sales to industrial customers decreased 8% in the second quarter of 1995 due primarily to a decline in usage by a large industrial customer.

For the six months ended June 30, 1995, sales of electricity to residential customers decreased 7% resulting primarily from a decrease in usage per customer. Sales to commercial customers decreased 2% due to the net effect of a 4% decrease in usage per customer and a 2% increase in the number of customers. Electric sales to industrial customers decreased 8% for such six-month period due primarily to a decline in usage by a large industrial customer.

Sales of gas to residential customers for the second quarter of
 1995 decreased 6% due primarily to a decrease in usage per customer. Sales of gas to commercial customers for the second quarter of 1995 increased 2% due primarily to a 54% increase in sales to a large commercial customer. Excluding this effect, sales to commercial customers decreased 2% due to the net effect of a 6% decrease in usage per customer and a 4% increase
 in the number of customers.   Firm gas sales to industrial
 customers increased 12% for the second quarter of 1995 when compared to the same period in 1994, due primarily to an increase in usage by a large industrial customer.

For the six months ended June 30, 1995, residential gas sales decreased 15% resulting primarily from a decrease in usage per customer. Commercial gas sales decreased 10% despite a 10% increase in sales to a large commercial customer. Excluding this customer's effect, gas sales decreased 12% primarily from the net effect of a 15% decrease in usage per customer and a 3% increase in the number of customers. Firm gas sales to industrial customers for the six months ended June 30, 1995 decreased 15% due largely to a decline in usage by a large industrial customer.

Interruptible gas sales increased 118% in the second quarter of 1995 and 117% for the six months ended June 30, 1995 due primarily to the increase in the amount of natural gas sold to the other cotenant owners of the 1,200 MW Roseton Steam Electric Generating Plant (Roseton Plant) for use as a boiler fuel at the Roseton Plant.

Transportation gas volumes decreased 14% for the second quarter and increased 116% for the six months ended June 30, 1995. The six-month variation is attributable primarily to increased gas transportation service provided to a large industrial customer in the first quarter of 1995.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months and six months ended June 30, 1995 compared to the same periods for the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                  SECOND QUARTER            SIX MONTHS
                                 Amount      Percent     Amount     Percent
                                        (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity                    $   (17)      -   %     $ (4,723)    (8)%
 Purchased Natural Gas             1,928       16          (2,830)    (7)
 Other Expenses of
  Operation                         (511)      (2)         (2,119)    (5)
 Maintenance                      (1,964)     (23)         (3,074)   (21)
 Nine Mile 2 Plant Operation
  and Maintenance                     77        2             123      2
 Depreciation and Amortiza-
  tion                               370        4             739      4
 Taxes, Other than
  Federal Income Tax                 421        3            (199)    (1)
 Federal Income Tax                  869       18            (923)    (5)
      Total                      $ 1,173        1 %      $(13,006)    (5)%


The cost of fuel and purchased electricity decreased $4.7 million
 (8%) for the six months ended June 30, 1995 resulting primarily from decreased supply requirements to meet reduced customer loads.

Purchased natural gas costs increased $1.9 million (16%) for the second quarter of 1995 due primarily to higher interruptible gas sales. Purchased natural gas costs decreased $2.8 million (7%) for the six months ended June 30, 1995 resulting primarily from increased gas refunds from gas suppliers combined with a lower average cost per Mcf of gas purchased during this period.

Other expenses of operation decreased $511,000 (2%) for the second quarter of 1995 due primarily to decreased costs for outside services. Other expenses of operation decreased $2.1 million (5%) for the six months ended June 30, 1995 due primarily to decreased payroll and related fringe benefit costs and reduced costs for outside services.

Maintenance expenses decreased $2.0 million (23%) for the second quarter of 1995 and $3.1 million (21%) for the six months ended June 30, 1995 due primarily to decreased costs associated with the maintenance of the Company's electric generating plants. The six-month period was further impacted by reduced costs related to the Company's gas distribution and transmission system. When compared to the same period in 1994, higher costs were incurred in the first quarter of 1994 primarily to repair damage caused by the extremely cold weather experienced in the Company's service territory.

Depreciation and amortization expense increased $370,000 (4%) and $739,000 (4%) for the second quarter and six months ended
 June 30, 1995, respectively, due primarily to the growth in depreciable property.

Federal income taxes increased $869,000 (18%) for the second quarter of 1995 and decreased $923,000 (5%) for the six months ended June 30, 1995 due to the variation in pre-tax income when compared to the same periods in 1994.


OTHER INCOME AND DEDUCTIONS, INTEREST CHARGES AND PREFERRED
DIVIDENDS

Other income and deductions increased $807,000 (34%) for the second quarter of 1995 and $1.1 million (26%) for the six months ended June 30, 1995 due largely to the gain on the sale of long-term stock investments.

Total interest charges decreased $890,000 (11%) for the second quarter of 1995 and $2.0 million (13%) for the six months ended
 June 30, 1995, resulting largely from the retirement at maturity of $50 million of the Company's 8 1/8% Series First
 Mortgage Bonds in September 1994.

COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 30 of Exhibit 13 to the 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies.
 On June 23, 1995, the Board of Directors of the Company declared a quarterly dividend of $.525 per share, payable August 1, 1995 to shareholders of record as of July 10, 1995, representing an increase of $.005, or 1%, over the $.52 per share level established one year ago. The Company presently intends to increase future dividends by a modest amount if and to the extent supported by sustained earnings growth, while at the same time gradually reducing the Company's payout ratio; however, any determination of future dividend declarations, and the amounts and dates of such dividends, will depend on the circumstances known at the time of consideration of such declaration.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         ASBESTOS LITIGATION. Reference is made to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended by Amendment No. 1 on Form 10-K/A thereto dated March 28, 1995 (collectively, the "10-K Report"), and to the caption "Asbestos Litigation" in Part I, Item 3 (Legal Proceedings) of the 10-K Report, and to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 ("10-Q Report") and to the caption "Asbestos Litigation" in Part II,
Item 1 (Legal Proceedings) therein for a discussion of the lawsuits regarding asbestos currently pending against Registrant, which discussions are hereby incorporated herein by reference.

         By complaints dated May 3, 1995 and May 4, 1995, the Registrant was made a defendant in forty (40) new cases, all filed in the New York State Supreme Court, County of New York.
As of August 1, 1995, 394 cases were pending against the Registrant in New York State Supreme Court, County of New York, and two (2) cases were pending against Registrant in the United States District Court for the Southern District of New York. Three hundred eighty-four (384) of these plaintiffs each seek $10,000,000 in compensatory damages, plus punitive damages, nine
(9) plaintiffs seek $10,500,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $27,000,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $70,000,000 in compensatory damages, plus punitive damages, and, in one case, in which the Registrant was joined as a third-party defendant by Owens-Corning Fiberglas ("OCF"), the complaint alleges that the Registrant is responsible to OCF for the amount of any recovery obtained by the plaintiff against OCF in the lawsuit.

         In summary, as of August 1, 1995, the Registrant is a defendant or third-party defendant in 396 asbestos lawsuits. Although the Registrant is presently unable to assess the validity of these 396 lawsuits, based on information known to the Registrant at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Registrant believes that the costs to be incurred in connection with these lawsuits will not have a material adverse effect on the Registrant's financial position. However, if the Registrant were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Registrant if the Registrant could not recover all or a substantial portion thereof through rates. Registrant's insurance does not extend to punitive damages.

         ENVIRONMENTAL CLAIMS - NEWBURGH MANUFACTURED GAS SITE. Reference is made to Registrant's 10-K Report, and to the caption "Environmental Claims - Newburgh Manufactured Gas Site" in Item 3 of Part I thereof for a discussion of the letters received from the City of Newburgh, New York ("City") purporting to be notices pursuant to the "Citizens' Suit" provisions of the following federal laws: the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right to Know Act ("EPRCA"). Reference is also made to Registrant's Current Report, on Form 8-K, dated June 13, 1995, for a description of the filing by the City on May 26, 1995, of a Complaint and Demand for Jury Trial, dated May 26, 1995, against Registrant in the United States District Court, Southern District of New York, including the allegations made in such complaint, the relief sought by the City, and Registrant's response thereto.

         Registrant cannot at this time predict the outcome of this litigation.

Item 5.  Other Information.

         NINE MILE 2 PLANT. Reference is made to the caption "Nine Mile 2 Plant" in Part I, Item 2 of the 10-K Report and to the caption "Nine Mile 2 Plant" in Part II, Item 5 of the 10-Q Report for a discussion of Registrant's participation as a tenant-in-common owner of Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant") which is operated by Niagara Mohawk Power Corporation. As reported in such 10-Q Report, a scheduled refueling outage at the Nine Mile 2 Plant commenced on April 8, 1995. The outage was completed and the Nine Mile 2 Plant returned to service on June 2, 1995.

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
                              Item 601(c) of Regulation S-K.



      (b)  REPORTS ON FORM 8-K.  Registrant filed the following
Current Report on Form 8-K during the quarter for which this Quarterly Report on Form 10-Q is filed:

         1. Current Report on Form 8-K, dated June 13, 1995: described the filing, on May 26, 1995, of a Complaint and Demand for Jury Trial by the City of Newburgh, New York against Registrant in the United States District Court, Southern District of New York. Said Report also described the allegations made by the City in such Complaint, the relief sought by the City, and Registrant's response to said Complaint and Demand for Jury Trial.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.




                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                   (Registrant)

                                     By:         (SGD.)   DONNA S. DOYLE
                                                          Donna S. Doyle
                                                            Controller
                                                  Authorized Officer and Chief
                                                         Accounting Officer





Dated:  August 11, 1995



























                                     -22-