Form 10-Q
period 1995-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1995-11-13
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.............September 30, 1995
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,442,286 shares outstanding as of October 31, 1995.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX





        PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended September 30, 1995 and 1994     1-2

         Consolidated Statement of Income -
          Nine Months Ended September 30, 1995 and 1994      3-4

         Consolidated Balance Sheet - September 30, 1995
          and December 31, 1994                              5-6

         Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1995 and 1994      7-8

         Notes to Consolidated Financial Statements          9-10


Item 2 - Management's Discussion and Analysis of            11-18
          Financial Condition and Results of
          Operations



        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                  19-21

Item 5 - Other Information                                  21-28

Item 6 - Exhibits and Reports on Form 8-K                   28-29

Signatures                                                   30

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 3 Months Ended
                                                      September 30,
                                                    1995            1994
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  106,489       $ 103,315
 Gas...................................             15,780          10,963
  Total - own territory................            122,269         114,278
 Electric sales to other utilities.....              5,278           1,813
                                                   127,547         116,091
Operating Expenses
 Operation:
  Fuel used in electric generation.....             17,982          16,922
  Purchased electricity................             13,787          10,571
  Purchased natural gas................             10,525           5,793
  Other expenses of operation..........             23,730          24,827
 Maintenance...........................              7,650           7,274
 Depreciation and amortization.........             10,488          10,149
 Taxes, other than income tax..........             16,660          16,370
 Federal income tax....................              7,908           6,645
                                                   108,730          98,551

Operating Income.......................             18,817          17,540

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                126             242
 Federal income tax....................                306             240
 Other - net...........................              1,424           1,865
                                                     1,856           2,347

Income Before Interest Charges.........             20,673          19,887

Interest Charges
 Interest on mortgage bonds............              4,215           4,893
 Interest on other long-term debt......              2,232           1,979
 Other interest........................                545             328
 Allowance for borrowed funds
  used during construction.............               (113)           (151)
 Amortization of expense on debt.......                252             404
                                                     7,131           7,453

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 3 Months Ended
                                                     September 30,
                                                   1995            1994
                                                (Thousands of Dollars)

Net Income...........................              13,542          12,434

Dividends Declared on Cumulative
 Preferred Stock.....................               1,282           1,282
Income Available for Common Stock....              12,260          11,152
Dividends Declared on
 Common Stock........................               9,156           8,925

Balance Retained in the Business.....           $   3,104        $  2,227


Common Stock:
 Average Shares Outstanding (000s)...              17,416          17,138

 Earnings Per Share..................               $ .70           $ .65

 Dividends Declared..................               $.525           $ .52
























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 9 Months Ended
                                                      September 30,
                                                    1995            1994
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  300,113       $ 305,600
 Gas...................................             79,821          81,012
  Total - own territory................            379,934         386,612
 Electric sales to other utilities.....             10,918           9,529
                                                   390,852         396,141
Operating Expenses
 Operation:
  Fuel used in electric generation.....             45,494          54,464
  Purchased electricity................             40,889          32,365
  Purchased natural gas................             46,860          44,958
  Other expenses of operation..........             72,587          75,092
 Maintenance...........................             20,976          24,263
 Depreciation and amortization.........             31,463          30,386
 Taxes, other than income tax..........             50,473          50,381
 Federal income tax....................             24,358          24,018
                                                   333,100         335,927

Operating Income.......................             57,752          60,214

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                621             668
 Federal income tax....................                504             978
 Other - net...........................              6,130           4,975
                                                     7,255           6,621

Income Before Interest Charges.........             65,007          66,835

Interest Charges
 Interest on mortgage bonds............             12,647          15,409
 Interest on other long-term debt......              6,744           5,699
 Interest on short-term debt...........                  6            -
 Other interest........................              1,400           1,135
 Allowance for borrowed funds
  used during construction.............               (559)           (415)
 Amortization of expense on debt.......                817           1,579
                                                    21,055          23,407

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 9 Months Ended
                                                     September 30,
                                                   1995            1994
                                                (Thousands of Dollars)

Net Income...........................              43,952          43,428

Dividends Declared on Cumulative
 Preferred Stock.....................               3,844           3,844
Income Available for Common Stock....              40,108          39,584
Dividends Declared on
 Common Stock........................              27,274          26,577

Balance Retained in the Business.....           $  12,834        $ 13,007


Common Stock:
 Average Shares Outstanding (000s)...              17,347          17,065

 Earnings Per Share..................               $2.31           $2.32

 Dividends Declared..................               $1.57          $1.555
























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                          September 30,    December 31,
                                               1995               1994
                                               (Thousands of Dollars)
                   ASSETS
Utility Plant
 Electric.......................           $1,143,279         $1,114,574
 Gas............................              138,242            131,830
 Common.........................               83,967             80,652
 Nuclear fuel...................               32,653             31,525
                                            1,398,141          1,358,581
 Less: Accumulated depreciation.              487,142            462,105
       Nuclear fuel amortization               25,458             23,655
                                              885,541            872,821
 Construction work in progress..               45,907             58,252
                                              931,448            931,073
Other Property and
 Investments....................               11,477             10,948

Current Assets
 Cash and cash equivalents......               41,816              5,792
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............               39,839             43,908
 Accrued unbilled utility
  revenues......................               10,138             15,076
 Other receivables..............                3,939              5,953
 Fuel, materials and supplies,
  at average cost...............               29,826             33,389
 Special deposits and
  prepayments...................               21,124             12,092
                                              146,682            116,210
Deferred Charges
 Deferred finance charges -
  Nine Mile 2 Plant.............               71,046             71,904
 Income taxes recoverable.......               65,451             69,331
 Unamortized debt expense.......               10,309             11,072
 Deferred energy efficiency
  costs.........................               10,010              9,583
 Deferred gas costs.............                3,942              6,983
 Other..........................               19,183             23,677
                                              179,941            192,550

Accumulated Deferred Income Tax.               53,790             58,629
                                           $1,323,338         $1,309,410



                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                           September 30,   December 31,
                                               1995               1994
                                               (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1995 - 17,440,163
  1994 - 17,238,464.............           $   87,201         $   86,192
 Paid-in capital................              281,544            277,205
 Retained earnings..............               92,118             79,284
 Capital stock expense..........               (6,722)            (6,773)
 Unrealized gain on investments.                  747                823
                                              454,888            436,731
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption...................               34,030             46,030
  Subject to mandatory
   redemption...................               35,000             35,000
                                               69,030             81,030
 Long-term Debt.................              389,372            389,364
                                              913,290            907,125
Current Liabilities
 Current maturities
  of long-term debt.............                4,137              3,525
 Current redemption
  of preferred stock............               12,000               -
 Notes payable..................                 -                 3,000
 Accounts payable...............               31,262             29,441
 Accrued taxes and interest.....               15,927              6,829
 Dividends payable..............               10,438             10,246
 Accrued vacation...............                4,157              4,081
 Customer deposits..............                3,846              3,763
 Other..........................                7,390              5,556
                                               89,157             66,441
Deferred Credits and Other
 Liabilities
 Deferred finance charges -
  Nine Mile 2 Plant.............               29,931             34,431
 Income taxes refundable........               27,934             28,383
 Accrued pension costs..........                1,734              9,705
 Operating reserves.............                5,420              5,663
 Other..........................               15,236             19,078
                                               80,255             97,260
Accumulated Deferred Income Tax               240,636            238,584
                                           $1,323,338         $1,309,410
                See Notes to Consolidated Financial Statements.
                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                For the 9 Months Ended
                                                     September 30,
                                                  1995           1994
                                                (Thousands of Dollars)
Operating Activities
  Net Income..........................          $ 43,952       $43,428
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization........            34,160        33,640
    Deferred income taxes, net........            10,362         6,803
    Allowance for equity funds used
     during construction..............              (621)         (668)
    Nine Mile 2 Plant deferred
     finance charges, net.............            (3,642)       (3,642)
    Provision for uncollectibles......             2,625         2,661
    Accrued pension costs.............            (7,971)       (1,521)
    Deferred gas costs................             3,041         2,125
    Deferred gas refunds..............            (1,220)        3,026
    Gain on sale of long-term
     investments......................              (923)          -
    Other - net.......................             2,527          (658)
  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues.................             8,395        12,329
    Fuel, materials and supplies......             3,562         4,505
    Special deposits and prepayments..            (9,032)       (9,094)
    Accounts payable..................             1,821        (3,583)
    Accrued taxes and interest........             9,098        10,572
    Other current liabilities.........             1,992            83
  Net cash provided by operating
   activities.........................            98,126       100,006
Investing Activities
  Additions to plant..................           (33,696)      (43,164)
  Allowance for equity funds used
   during construction................               621           668
  Net additions to plant..............           (33,075)      (42,496)
  Proceeds from sale of long-term
   investments........................             1,299           -
  Roseton Plant restoration costs
   related to fire damage.............              -             (913)
  Insurance recoveries related to
   Roseton Plant restoration..........              -            4,371
  Nine Mile 2 Plant decommissioning
   trust fund.........................            (1,409)         (873)
  Other - net.........................              (901)        4,088
  Net cash used in investing
   activities.........................           (34,086)      (35,823)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                For the 9 Months Ended
                                                     September 30,
                                                   1995         1994
                                                 (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
      Long-term debt.................              1,000           -
      Common stock...................              5,347         5,960
   Repayments of short-term debt.....             (3,000)          -
   Retirement and redemption of
    long-term debt ..................               (433)      (50,119)
   Dividends paid on cumulative
    preferred and common stock.......            (30,926)      (30,121)
   Issuance and redemption costs.....                 (4)          (65)

   Net cash used in financing
    activities.......................            (28,016)      (74,345)

Net change in Cash and Cash
 Equivalents.........................             36,024       (10,162)
Cash and Cash Equivalents -
 Beginning Year......................              5,792        27,172

Cash and Cash Equivalents -
 End of Period.......................           $ 41,816       $17,010


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized).....................           $ 14,330       $17,158
   Federal income tax paid...........             10,100         9,300











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

3.   Financial Instruments

     During June 1995, the Company sold a portion of its investment in the stock of an insurance company which the Company held as an "available-for-sale" investment. The Company recognized net proceeds of $1.3 million on the stock sold, which cost $375,000. This sale resulted in a gross realized gain of $924,000 which is recorded in the Consolidated Statement of Income. The remaining investment has a cost and market value at September 30, 1995 of $400,000 and $1.6 million, respectively, and a resulting unrealized net of tax holding gain of $747,000. Common stock equity will be adjusted to reflect periodic changes in the market value of the remaining investment. A realized gain or loss would be recorded in the Consolidated Statement of Income upon sale or other disposition of the remaining investment.

     Effective April 19, 1995, the Company entered into a three-year interest rate cap agreement with a bank to manage exposure to upward changes in interest rates. This interest rate cap agreement covers all of the Company-secured, tax exempt variable rate bonds issued by the New York State Energy Research and Development Authority. Under this agreement, in the event a nationally recognized tax-exempt bond interest rate index exceeds 8%, the Company will receive a payment from the counterparty of the agreement for the excess interest costs over 8%. This agreement has the effect of capping the interest rate the Company would be subject to (on a $115.9 million notional amount) at the lesser of the actual rate or 8%. In the event the counterparty fails to meet the terms of the interest rate cap agreement, the Company's exposure would be limited to a maximum interest rate of 15%.

4.   Commitments and Contingencies

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 8 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report. Except as may be disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended September 30, 1995, the Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 1995, the Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1995, and in any Current Report, on Form 8-K, filed in 1995, there have been no material changes in the subject matters discussed in said Note 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1995, cash expenditures, related to the construction program of the Company, amounted to $32.5 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $33.1 million includes the debt portion of $559,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, entitled "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources and proceeds of $5.3 million from the issuance of 201,699 shares of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan.

The Company redeemed all of its outstanding shares of 7.44%
 Cumulative Preferred Stock, Series G on October 1, 1995 at a redemption price of 101.22%, or $101.22 per share. The $12.0 million principal amount and other associated redemption costs were funded through internal sources. This preferred stock is classified as a Current Liability on the September 30, 1995 Consolidated Balance Sheet.

The growth of retained earnings in the first nine months of 1995 contributed to the increase in the book value of common stock from $25.34 at December 31, 1994 to $26.08 at September 30, 1995. The combined effect of the sales of common stock and the growth of retained earnings in the first nine months of 1995 contributed to the increase in the common equity ratio from 47.8% at December 31, 1994 to 48.9% at September 30, 1995.

The Company has $52 million of committed short-term credit
 facilities.   It also has uncommitted short-term credit
 facilities with four banks, one for $50 million, another for $30 million, and two for $25 million each. Authorization from the Public Service Commission of the State of New York (PSC), however, limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate. At September 30, 1995, the Company had no short-term debt outstanding. Investments in short-term securities were $35.0 million at the end of September 1995.

EARNINGS PER SHARE

Earnings per share of common stock were $.70 for the third quarter of 1995, as compared to $.65 for the third quarter of 1994, an increase of 8%. Earnings per share of common stock were $2.31 for the nine months ended September 30, 1995, as compared to $2.32 for the nine months ended September 30, 1994, a decrease of .4%.

The increase in earnings per share for the quarter ended
 September 30, 1995, as compared to the same period in 1994, resulted primarily from increased electric net operating revenues attributable primarily to increased residential and commercial sales occurring because of warmer summer weather experienced in the third quarter of 1995 when compared to the same period in 1994 and a decrease in interest expense due primarily to the retirement at maturity of $50 million 8 1/8% Series First Mortgage Bonds in September 1994. This favorable variance was partially offset by increased depreciation costs, increased property taxes, and a shareholders' contribution for a gas system replacement program in accordance with a settlement agreement with the PSC.

The decrease in per share earnings for the nine months ended
 September 30, 1995 resulted primarily from decreased gas and electric net operating revenues attributable to decreased sales due largely to warmer winter weather experienced in the first quarter of 1995 as compared to the same period in 1994. Also contributing to the decrease in the nine-month earnings were increased depreciation costs and property taxes. The unfavorable variance in this nine-month period was partially offset by decreased maintenance costs of the Company's electric generating plants and gas distribution and transmission system. This nine-month period was also impacted favorably by decreased interest expense, due primarily to the retirement at maturity of $50 million 8 1/8% Series First Mortgage Bonds in September 1994.

RESULTS OF OPERATIONS

The following tables report the variation in the results of operations for the three months and nine months ended
 September 30, 1995 compared to the same periods for 1994:


                                           3 MONTHS ENDED SEPTEMBER 30,

                                                                INCREASE
                                           1995         1994   (DECREASE)
                                              (Thousands of Dollars)
Operating Revenues                       $127,547     $116,091     $11,456
Operating Expenses                        108,730       98,551      10,179
Operating Income                           18,817       17,540       1,277
Other Income & Deductions                   1,856        2,347        (491)
Income before Interest Charges             20,673       19,887         786
Interest Charges                            7,131        7,453        (322)
Net Income                                 13,542       12,434       1,108
Dividends Declared on Cumulative
 Preferred Stock                            1,282        1,282        -
Income Available for Common Stock        $ 12,260     $ 11,152     $ 1,108


                                           9 MONTHS ENDED SEPTEMBER 30,

                                                                INCREASE
                                           1995         1994   (DECREASE)
                                              (Thousands of Dollars)
Operating Revenues                       $390,852     $396,141    $ (5,289)
Operating Expenses                        333,100      335,927      (2,827)
Operating Income                           57,752       60,214      (2,462)
Other Income & Deductions                   7,255        6,621         634
Income before Interest Charges             65,007       66,835      (1,828)
Interest Charges                           21,055       23,407      (2,352)
Net Income                                 43,952       43,428         524
Dividends Declared on Cumulative
 Preferred Stock                            3,844        3,844        -
Income Available for Common Stock        $ 40,108     $ 39,584    $    524

OPERATING REVENUES

Operating revenues increased $11.5 million (10%) for the third quarter of 1995 as compared to the third quarter of 1994 and decreased $5.3 million (1%) for the nine months ended
September 30, 1995 as compared to the nine months ended
September 30, 1994.  Details of these revenue changes by electric and gas departments are as follows:
                           INCREASE (DECREASE) FROM PRIOR PERIOD
                            THIRD QUARTER               NINE MONTHS
                          Electric      Gas          Electric      Gas
                                   (Thousands of Dollars)
Customer Sales            $ 1,375     $ 5,520*      $ (9,739)   $ 5,280*
Increases in Base
 Rates                        -           -               47        -
Sales to Other
 Utilities                  3,465         -            1,389        -
Fuel and Gas Cost
 Adjustment                 1,036        (535)         3,156     (5,780)
Deferred Revenues             751        (327)           825       (930)
Miscellaneous                  12         159**          224        239**
                          $ 6,639     $ 4,817       $ (4,098)   $(1,191)

 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected from or credited to customers under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

SALES

Total kilowatt-hour sales of electricity within the Company's service territory increased 1%, while firm sales of natural gas increased 16%, for the third quarter of 1995 as compared to the third quarter of 1994.  For the nine months ended September 30,
 1995, electric sales decreased 3% and firm gas sales decreased
 11% compared to the same period last year.  Changes in sales from last year by major customer classifications are set forth below:
                          INCREASE (DECREASE) FROM PRIOR PERIOD
                           THIRD QUARTER                NINE MONTHS
                          Electric      Gas           Electric    Gas
    Residential              3 %        (6)%            (4)%     (14)%
    Commercial               4          16               -        (8)
    Industrial              (5)         28              (7)       (8)
    Interruptible           N/A        262              N/A      161
    Transportation of
     Customer-owned
     Gas                    N/A        (32)             N/A       47

Billing degree days were 6% higher for the quarter ended
 September 30, 1995 and 17% lower for the nine months ended
 September 30, 1995 when compared to the same periods in 1994.

Sales of electricity to residential customers in the third quarter of 1995 increased 3% from the comparable prior year period due to the combined effect of a 2% increase in usage per customer and a 1% increase in the number of customers. Commercial sales in the third quarter of 1995 increased 4% as compared to last year due to the combined effect of a 3% increase in the number of customers and a 1% increase in usage per customer. Electric sales to industrial customers decreased 5% in the third quarter of 1995 due primarily to a decline in usage by a large industrial customer.

For the nine months ended September 30, 1995, sales of electricity to residential customers decreased 4% resulting primarily from a decrease in usage per customer. Sales to commercial customers were stable when compared to the same period last year. Electric sales to industrial customers decreased 7% for such nine-month period due primarily to a decline in usage by a large industrial customer.

Sales of gas to residential customers for the third quarter of 1995 decreased 6% due primarily to a decrease in usage per customer. Sales of gas to commercial customers for the third quarter of 1995 increased 16% due primarily to a 111% increase in sales to a large commercial customer. Excluding this effect, sales to commercial customers increased 1% due to the net effect of a 4% increase in the number of customers and a 3% decrease in usage per customer. Firm gas sales to industrial customers increased 28% for the third quarter of 1995 when compared to the same period in 1994, due primarily to an increase in usage by a large industrial customer. Other gas sales increased 170% in the third quarter of 1995 largely due to increased ignitor gas usage at the Company's electric generating plants.

For the nine months ended September 30, 1995, residential gas sales decreased 14% resulting primarily from a decrease in usage per customer. Commercial gas sales decreased 8% despite a 29% increase in sales to a large commercial customer. Excluding this customer's effect, gas sales decreased 10% primarily from the net effect of a 14% decrease in usage per customer and a 4% increase in the number of customers. Firm gas sales to industrial customers for the nine months ended September 30, 1995 decreased 8% due largely to a decline in usage by two large industrial customers despite a 160% increase in usage by another large industrial customer.

Interruptible gas sales increased 262% in the third quarter of

 1995 and 161% for the nine months ended September 30, 1995 due primarily to the increase in the amount of natural gas sold to the other cotenant owners of the 1,200 MW Roseton Steam
 Electric Generating Plant (Roseton Plant) for use as a boiler fuel at the Roseton Plant.

Transportation gas volumes decreased 32% for the third quarter and increased 47% for the nine months ended September 30, 1995. The third quarter decrease is largely the result of decreased gas transportation service provided to a large industrial customer. The nine-month variation is attributable primarily to increased gas transportation service provided to a large industrial customer in the first quarter of 1995.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months and nine months ended September
 30, 1995 compared to the same periods for the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                   THIRD QUARTER            NINE MONTHS
                                 Amount      Percent     Amount      Percent
                                        (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity                    $ 4,276        16%      $   (446)     (1)%
 Purchased Natural Gas             4,732        82          1,902       4
 Other Expenses of
  Operation                         (823)       (4)        (2,942)     (4)
 Maintenance                         (56)       (1)        (3,131)    (15)
 Nine Mile 2 Plant Operation
  and Maintenance                    158         4            281      3
 Depreciation and Amortiza-
  tion                               339         3          1,077      4
 Taxes, Other than
  Income Tax                         290         2             92       -
 Federal Income Tax                1,263        19            340       1
      Total                      $10,179        10%      $ (2,827)     (1)%

The cost of fuel and purchased electricity increased $4.3 million
 (16%) for the third quarter due to a 14% increase in total system output. For the nine months ended September 30, 1995, the cost of fuel and purchased electricity decreased $446,000 (1%) largely because of lower electric sales and an overall lower cost mix of electric generation and purchased electricity in 1995.

Purchased natural gas costs increased $4.7 million (82%) for the third quarter of 1995 and $1.9 million (4%) for the nine months ended September 30, 1995 due primarily to higher interruptible gas sales including gas used as boiler fuel.

Other expenses of operation decreased $823,000 (4%) for the third quarter of 1995 due primarily to decreased electric distribution and transmission costs. Other expenses of operation decreased $2.9 million (4%) for the nine months ended September 30, 1995 resulting largely from reduced costs for professional services and decreased electric distribution and transmission costs.

Maintenance expenses decreased $3.1 million (15%) for the nine months ended September 30, 1995 due primarily to decreased costs associated with the maintenance of the Company's electric generating plants resulting largely from outage contractor costs being significantly less in 1995 than in 1994. The nine-month period was further impacted by reduced costs related to the Company's gas distribution and transmission system. These costs were higher in 1994 primarily because of the need to repair damage caused by the extremely cold weather experienced in the Company's service territory in the first quarter of 1994. The decrease for the nine-month period was partially offset by increased electric distribution and transmission costs resulting largely from increased tree-trimming activity in the second quarter of 1995.

Depreciation and amortization expense increased $1.1 million (4%) for the nine months ended September 30, 1995, when compared to the same period in 1994, due primarily to the growth in depreciable property.

Federal income taxes increased $1.3 million (19%) for the third quarter of 1995 due to the variation in pre-tax income when compared to the same period in 1994.

OTHER INCOME AND DEDUCTIONS, INTEREST CHARGES AND PREFERRED
DIVIDENDS

Other income and deductions decreased $491,000 (21%) for the third quarter of 1995 due primarily to a shareholders' contribution for a gas system replacement program in accordance with a settlement agreement with the PSC. Other income and deductions for the nine months ended September 30, 1995 increased 634,000 (10%) due largely to the gain on the sale of long-term stock investments in the second quarter of 1995.

Total interest charges decreased $2.4 million (10%) for the nine months ended September 30, 1995, resulting primarily from the retirement at maturity of $50 million of the Company's 8 1/8%
 Series First Mortgage Bonds in September 1994.

COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 30 of Exhibit 13 to the 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies. On September 22, 1995, the Board of Directors of the Company declared a quarterly dividend of $.525 per share, payable November 1, 1995 to shareholders of record as of October 10, 1995.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      ASBESTOS LITIGATION. Reference is made to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended by Amendment No. 1 on Form 10-K/A thereto dated March 28, 1995 (collectively, the "10-K Report"), and to the caption "Asbestos Litigation" in Part I, Item 3 (Legal Proceedings) of the 10-K Report, to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 ("First Quarter 10-Q Report") and to the caption "Asbestos Litigation" in Part II, Item 1 (Legal Proceedings) therein and to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and to the caption "Asbestos Litigation" in Part II, Item 1 (Legal Proceedings) therein for a discussion of the lawsuits regarding asbestos currently pending against Registrant, which discussions are hereby incorporated herein by reference.

      By complaints dated June 29, 1995, July 17, 1995, August 3, 1995, September 6, 1995 and September 18, 1995, the Registrant was made a defendant in eighty-nine (89) new cases, all filed in the New York State Supreme Court, County of New York. As of October 23, 1995, 483 cases were pending against the Registrant in New York State Supreme Court, County of New York, and two (2) cases were pending against Registrant in the United States District Court for the Southern District of New York. Four hundred seventy-three (473) of these plaintiffs each seek $10,000,000 in compensatory damages, plus punitive damages, nine
(9) plaintiffs seek $10,500,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $27,000,000 in compensatory damages, plus punitive damages, one (1) plaintiff seeks $70,000,000 in compensatory damages, plus punitive damages, and, in one case, in which the Registrant was joined as a third-party defendant by Owens-Corning Fiberglas ("OCF"), the complaint alleges that the Registrant is responsible to OCF for the amount of any recovery obtained by the plaintiff against OCF in the lawsuit.

      In summary, as of October 23, 1995, the Registrant is a defendant or third-party defendant in 485 asbestos lawsuits. Although the Registrant is presently unable to assess the validity of these 485 lawsuits, based on information known to the Registrant at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Registrant believes that the costs to be incurred in connection with these lawsuits will not have a material adverse effect on the Registrant's financial position. However, if the Registrant were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Registrant if the Registrant could not recover all or a substantial portion thereof through rates. Registrant's insurance does not extend to punitive damages.

      ENVIRONMENTAL CLAIMS - NEWBURGH MANUFACTURED GAS SITE. Reference is made to Registrant's 10-K Report, and to the caption "Environmental Claims - Newburgh Manufactured Gas Site" in Item 3 of Part I thereof for a discussion of the letters received from the City of Newburgh, New York ("City") purporting to be notices pursuant to the "Citizens' Suit" provisions of the following federal laws: the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right to Know Act ("EPCRA"). Reference is also made to Registrant's Current Report, on Form 8-K, dated June 13, 1995, for a description of the filing by the City on May 26, 1995, of a Complaint and Demand for Jury Trial, dated May 26, 1995, against Registrant in the United States District Court, Southern District of New York, pursuant to said Citizens' Suit provisions ("Suit"), including the allegations made in such complaint, the relief sought by the City, and Registrant's response thereto.

      On October 24, 1995, Registrant and the New York State Department of Environmental Conservation ("NYSDEC") entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Registrant's former manufactured gas plant site ("Site") and the City's property, both located in Newburgh, New York, which Order would achieve the following goals:

                  (i) the development and implementation of a Remedial Investigation and the preparation of a Feasibility Study, known as a "RI/FS", to determine the nature, extent and source of the contamination;

                  (ii) the remediation of the Site, and the City's property to the extent Registrant is responsible, if NYSDEC determines there is a need for such remediation, on a schedule and to an extent acceptable to NYSDEC; and

                  (iii) the payment of the NYSDEC's reasonable administrative and oversight costs associated with the implementation of the Order on Consent.

The provisions of the Order on Consent set forth the procedures and requirements necessary to carry out such goals. Pursuant to the terms of the Order on Consent, Registrant neither admits nor denies NYSDEC's authority to require investigation and remediation of hazardous substances at, or associated with, the Site. The City will receive documents and reports developed in the Remedial Investigation and the Feasibility Study, and has the opportunity of commenting thereon under the Order on Consent.

      Registrant cannot at this time predict the outcome of the Suit, nor the ultimate costs of implementing the terms of said
Order on Consent.

      By letter petition dated September 22, 1995, the Registrant has petitioned the PSC for authorization to defer on the Registrant's books of account all costs including legal defense costs, but excluding Registrant labor, related to environmental site investigation and remediations actions that are being or are likely to be incurred by the Registrant in 1995 and thereafter in connection with the assessment of the need for potential
environmental response actions at the Site.   These expenses are
not reasonably known or estimatable to the Registrant at this time, nor can Registrant predict at this time what action the PSC will take on such letter petition.


Item 5.  Other Information.

      1. RATE PROCEEDINGS - GAS On November 10, 1995, Registrant filed a request with the PSC to increase its base rates for firm natural gas service to produce a net increase in firm gas revenues of $2.422 million based on projected operations during the rate year comprised of the period November 1, 1996 -
October 31, 1997 ("Rate Year"). This represents an overall increase in firm gas revenues of 3%.

      The higher rates have been requested to cover increases in capital and operating costs that are projected for the Rate Year that are not adequately provided for in present rates and will not be provided for by increased sales.

      In its filing, Registrant requested an 11.50% return on common equity and a 9.22% return on total invested capital. It is not expected that any new gas rates resulting from this filing will become effective before October 1, 1996.

      Based on Registrant's proposed allocation between firm customer classes, the proposed increase would be approximately
4.9% for residential customers and 1.0% for commercial/industrial customers.

      Registrant can make no prediction as to what action the PSC will take on its request, including the amount of any gas rate increase which may be authorized by the PSC.

      2. COMPETITION Reference is made to (i) Part I, Item 1 of Registrant's 10-K Report, and to the caption "Business-Other Matters-Competition" for a discussion with respect to competition as it generally affects the Company, and with respect to electric and natural gas service, and the Company's response to such competition; (ii) Part II, Item 5 of Registrant's First Quarter 10-Q Report, and to the caption "FERC NOPR" for a discussion with respect to a Notice of Proposed Rulemaking issued on March 29, 1995 by the Federal Energy Regulatory Commission ("FERC") on generic requirements for transmission tariffs, the functional unbundling of transmission services under these tariffs and each ancillary service offered by utilities in their rates, and the endorsement by FERC of the principle of "stranded cost recovery"; and (iii) the caption "Other Developments - Competition - General" starting on page 12 of Exhibit 13 to Registrant's 10-K Report for a discussion of a proceeding instituted by the Public Service Commission of the State of New York ("PSC") to address numerous issues related to competition in the energy markets in New York State, which proceeding is currently in "Phase II" thereof.

(a)  Energy Association Proposal

      On October 5, 1995, The Energy Association of New York State ("Energy Association"), which is a group comprised of the eight major investor-owned gas and electric utilities serving New York State (including the Registrant), has, separately from the Niagara Mohawk proposal described in (b) below, proposed its own plan for restructuring the electric industry on a state-wide basis, to promote wholesale competition through a carefully planned period of transition.

            The key elements of this restructuring plan include:

            (i) setting up a market for competitively selling wholesale bulk power into a pool, regardless of whether that power is provided by investor-owned utilities, non-utility generators, power marketers, cooperatives or on-site generators. Utilities would buy their power needs from this pool. Rather than the PSC setting regulated rates for generation, prices would be established competitively through a separate commercial entity, sometimes referred to as a Pool Market Mechanism or Power Exchange;

            (ii) allowing bilateral wholesale agreements between utilities and generators outside the Pool Market
            Mechanism;

            (iii) creating an Independent System Operator, which would not be a party to power sales agreements, to direct the operation of the State's transmission system so that bulk power will be delivered safely and reliably;

            (iv) providing clear, "visible," market signals for the price of electricity so that customers can make more informed decisions on their use of electricity; and

            (v) using performance-based incentives to guide the functions of the industry which are not subject to competition, such as transmission and distribution.

      The Energy Association's support for the implementation of full wholesale competition is conditioned on four essential requirements:

            (i) implementation by the PSC of its recently affirmed principle that utilities will be provided a reasonable opportunity fully to recover "stranded investments";

            (ii) support by the PSC for the utilities' option of continuing to remain in the generation business, subject to a functional separation of their generation business from the regulated business, with separate accounting for, but without a mandated divestiture of, generation;

            (iii) appropriate treatment of nuclear plants which, because of their unique characteristics, cannot be operated on a deregulated basis. This should include an exploration of governmental actions to reduce embedded cost of nuclear plants, such as cost-effective refinancing; and

            (iv) the development and adoption of a clearly defined transition plan to ensure that, in the transition to the new wholesale industry structure, system reliability and the interests both of customers and investors (many of whom are also customers) are adequately protected.

      The Energy Association has stated in its proposal that direct retail access, under which retail customers would have a choice of their electricity supplier, would involve a number of risks and uncertainties that require careful analysis, and the Energy Association believes that experience under a competitive wholesale market will facilitate a better understanding of these risks, uncertainties and other key issues.

      The Energy Association has also proposed that certain issues, such as the reform of State and local tax policies, the resolution of problems regarding uneconomic independent power contracts between independent power producers and the state's utility companies, a moratorium on regulatory programs that would increase the price of electricity, the elimination of State assessments on utilities to fund State agencies and programs, and the removal of regulatory oversight from the utilities' provision of non-utility services, must be addressed immediately in an effort to reduce the current level of electricity prices in New York State.

(b) Niagara Mohawk Proposal

      On October 6, 1995, as reported in a Current Report on Form 8-K dated October 12, 1995 filed by Niagara Mohawk Power Corporation ("NMPC"), NMPC filed a proposal with the PSC which provides for a corporate restructuring designed to create an open, competitive electricity market, deregulate electricity generation in NMPC's service area, allow all customers, by the year 2000, to choose their electricity supplier and freeze or reduce electricity prices over the next five years. The restructuring would place NMPC's power plants (which would include NMPC's interest in the Nine Mile 2 Plant, which is described in Note 2 to the Registrant's 1994 financials, starting on page 48 of Exhibit 13 to Registrant's 10-K Report, and NMPC's interest in the Roseton Plant, which is described in Note 8 to the Registrant's 1994 financials, starting on page 66 of Exhibit 13 to Registrant's 10-K Report) and unregulated generator contracts in a separate generating company, with the remaining business being separated into a holding company with regulated subsidiaries that would transmit and distribute electricity and natural gas and supply energy services to core customers. This holding company would also have unregulated subsidiaries that will engage in marketing, brokering and service activities. In addition, NMPC also put forth in its proposal a request for "relief from overpriced unregulated generator contractors that were mandated by public policy." In its proposal, NMPC indicated that if it was unable to negotiate new contracts with unregulated generators, NMPC would propose to take possession of the unregulated generator projects and compensate their owners through NMPC's power of eminent domain. NMPC would then resell the projects, allowing the projects to sell electricity into the competitive pool at market prices. NMPC has indicated that its proposals are offered as an integrated package, and not piecemeal.

      NMPC has stated that if it appears that NMPC's proposal is unachievable, NMPC could not rule out the possibility of a restructuring under Chapter 11 of the United States Bankruptcy Code. Under procedures established by the PSC, Niagara Mohawk and the parties to its rate case will negotiate the NMPC proposal with the goal of achieving a PSC-approved settlement by year end.

      As a result of NMPC's filing and related public statements, ratings on certain of NMPC's securities have been downgraded to a level below investment grade by certain rating agencies.

      The Registrant cannot predict whether NMPC's proposal will be effected or, if effected, what impact, if any, NMPC's proposal would have on the gas and electric utility business in New York State, or what effect NMPC's proposal and/or a restructuring under Chapter 11 of the United States Bankruptcy Code would have on Registrant's 9%, non-operating interest in the Nine Mile 2 Plant, or NMPC's 25% interest in the Roseton Plant, in which the Registrant is the managing co-tenant with a 35% interest.

(c)  Competitive Opportunities Proceeding

      By Opinion and Order issued and effective June 7, 1995, the PSC adopted, in Phase II, principles to guide the transition to competition in the electric industry in New York State, modifying principles that had been proposed by the PSC's Opinion and Order issued and effective December 22, 1994, as certain of those proposed principles, as applicable to Registrant, were described under the caption "Other Developments - Competition - New York - Electric" on pages 12 and 13 of Exhibit 13 to Registrant's 10-K Report.

      As adopted, the PSC's principles provide the electric utilities with an opportunity to recover prudent and verifiable expenditures (stranded costs) and call for further investigation of whether vertically integrated utility corporate structures would impede or obstruct development of effective wholesale or retail competition.

      As part of Phase II of this proceeding, the PSC directed a review of alternative models for competition within New York State's electric industry, which models are labeled "evolving regulatory environment," "wholesale" and "retail." The parties to such proceeding, on or about October 25, 1995, filed their initial papers addressing these models.

      The Energy Association filed its comments, which followed the Energy Association's proposal described in (a) above, and which supported the wholesale poolco model.

      Included in the other filings on October 25, 1995 were those of the Staff of the New York Power Authority ("NYPA") which supported a retail bilateral model under which all customers would have the choice to select their electricity suppliers according to individually contracted arrangements. The bilateral model supported by NYPA Staff would incorporate a power exchange that would accommodate the development of a spot market and a single transmission system operator that would have the ultimate responsibility for the reliable operation of the system. NYPA advocates the establishment of this single transmission entity for the State as a supporting platform for the retail bilateral model and recommends that consideration be given to NYPA assuming the role of the single owner and operator of the bulk power transmission system in New York State. NYPA Staff took no position as to the appropriate level of stranded cost recovery.

      Also included in such filings were those of the Staff of the PSC which recommended a flexible poolco model of competition that provides a full range of competitive alternatives, including retail and wholesale competition, market-clearing "spot" prices for electricity purchases and physical bilateral contracts. The PSC Staff model includes divestiture of utility generation assets through sale or spin-off. The PSC Staff believes that utilities should have a reasonable opportunity to recover past investments that are legitimate and verifiable, but that full recovery is no longer a reasonable expectation of utilities in an increasingly competitive market. Thus, the PSC Staff finds that some sharing of strandable costs by utilities is reasonable, but, as part of the divestiture/restructuring process, the PSC should, in proceedings specific to each utility, determine each company's stranded costs, as well as the level of sharing and recovery of these stranded costs.

      Although the Registrant does not believe the PSC has the power to require divestiture of any of its assets or to mandate any specific form of corporate structure, any such mandated divestiture, if sustained, could be costly and there could be legal barriers to divestiture in corporate debt instruments.

      The Registrant can make no prediction as to the ultimate outcome of Phase II of this proceeding, or when such Phase II will be concluded. In the June 1995 Opinion and Order, the PSC indicated that a recommended decision or report setting forth a full description of the proposed model or models for restructuring the electric industry, along with the potential benefits and risks of each, is expected to be completed by the end of 1995.
                                    - 26 -



      Depending on the outcome of Phase II of this proceeding, the eligibility of electric utilities in New York State to continue applying SFAS 71, referred to in Note 2 to the Consolidated Financial Statements in Part I of this Report on Form 10-Q, could be affected. If the Registrant could no longer meet the criteria of SFAS 71 for all or a part of its business, the Registrant would have to charge against income certain previously deferred costs. Although the Registrant believes it will continue to meet the criteria of SFAS 71 in the near future, it cannot predict what effect a competitive marketplace or future actions of the PSC will have on its ability to continue to do so.

      Restructuring of the utility industry in New York could have an uncertain effect on the value of utility securities.

      3. TAKE-OR-PAY GAS COSTS Reference is made to Part I, Item 1 of Registrant's 10-K Report and the caption "Business-Rates-Take-or-Pay Gas Liability" thereof for a discussion of the PSC proceeding commenced in 1988 to determine, among other things, whether recovery of some or all of take-or-pay costs should be denied New York gas distribution companies.

      On September 15, 1995, the Registrant submitted to the PSC a Motion for Approval of a settlement agreement entered into between the Registrant and PSC Staff which would allow for Registrant to recover through its rates approximately $2.9 million of deferred take-or-pay costs and to allow for permanent collection of take-or-pay costs, which amount will be reduced by an associated $1.5 million of refunds received from various gas transmission companies in 1994.

      Such settlement agreement allows the Registrant to amortize and recover in rates the supplier take-or-pay charges deferred as of June 30, 1995 (an amount estimated to be, including interest, $2.9 million as of June 30, 1995), together with interest accrued on such deferral up to the dates rates reflecting such amortization are made effective (the "Effective Date"). Amortization periods and specific rate recovery methods will vary, depending on the type of customer. As of the Effective Date, the Registrant will terminate the accrual of interest on the balances of deferred costs to be amortized and shall not be entitled to accrue additional interest on such deferred costs during the amortization period. The settlement agreement also provides for the recovery of take-or-pay charges incurred after July 1, 1995 on a current basis until the total of such charges (excluding interest) equals $5.2 million; for amounts in excess of such figure, Registrant will be able to recover take-or-pay charges on a sliding scale. Take-or-pay charges relating to Columbia Gas Transmission System are handled separately, owing to that system's involvement in bankruptcy proceedings.

      The PSC is currently in the process of reviewing such settlement agreement. Registrant is unable to predict whether the PSC will approve or reject such settlement agreement.

      4. ELECTRIC - OPERATIONAL MATTERS - NUCLEAR PLANT DECOMMISSIONING COSTS Reference is made to Registrant's 10-K Report and to the caption "Properties - Electric - Operational Matters - Nuclear Plant Decommissioning Costs" in Item 2 of Part I thereof for a discussion of the Registrant's share of the estimated costs to decommission the Nine Mile 2 Plant.

      Registrant has received a draft of the Nine Mile 2 Plant Decommissioning Cost Study recently completed by ABZ, Inc. The preliminary findings of this study indicate that the Registrant's 9% of costs to decommission the plant is estimated to be approximately $72.5 million (first quarter 1996 dollars) instead of $25.1 million (1994 dollars) as reported in Registrant's 10-K Report. This draft is currently under review by the cotenants of the Nine Mile 2 Plant. The final report is slated to be issued in December of 1995.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) EXHIBITS. The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

           Exhibit No.
         Regulation S-K
           Item 601
          Designation                 Exhibit Description


      (10)    -- Material Contracts

         (i)104   --    Fuel Oil Supply Contract between Montello Oil
                        Corporation and Central Hudson Gas & Electric
                        Corporation, Consolidated Edison Company of
                        New York, Inc. and Niagara Mohawk Power
                        Corporation for the Roseton Electric
                        Generating Plant. [Certain portions of this contract setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said
                        Commission.]

         (i)105   --    Fourth Amendment, dated as of November 1,
                        1995, to the Agreement for the Sale and
                        Purchase of Coal, dated as of January 1, 1987, among Registrant, Kentucky Carbon
                        Corporation and The Carbon Fuel Sales Company
                        (Exhibit (10)(i)40 to Registrant's 10-K
                        Report). [Certain portions of this contract setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said
                        Commission.]

         (12)     --    Statement Showing Computation of the Ratio of
                        Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and
                        Preferred Stock Dividends.

         (27)     --    Financial Data Schedule, pursuant to Item
                        601(c) of Regulation S-K.

         (99)(i)5 --    Order on Consent signed on behalf of the New
                        York State Department of Environmental
                        Conservation and Registrant relating to
                        Registrant's former manufactured gas site located in Newburgh, New York.


      (b)  REPORTS ON FORM 8-K.  Registrant filed no Current
Reports on Form 8-K during the quarter for which this Quarterly
Report on Form 10-Q is filed.

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

                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                   (Registrant)

                                     By:
                                                          Donna S. Doyle
                                                            Controller
                                                  Authorized Officer and Chief
                                                         Accounting Officer

Dated:  November 13, 1995




































                                     -30-