Form 10-K405
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1996-02-26
CIK 18647

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-K

                         ---------------
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended......................December 31, 1995

                               or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from...............to..................
Commission file number.....................................1-3268

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
     ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
Title of each class                      on which registered
-------------------                     ---------------------
Common Stock, $5.00 par value           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                       Title of each class
                       -------------------
                   Cumulative Preferred Stock:

                          4 1/2% Series
                          4.75% Series
                          7.72% Series (redeemed on 1/1/96)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 14, 1996 was $528,598,374 based upon the lowest price at which Registrant's Common Stock was traded on such date, as reported on the New York Stock Exchange listing of composite transactions.

          The number of shares outstanding of Registrant's Common
Stock, as of February 14, 1996, was 17,546,834.


               DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference in the respective Parts of this Form 10-K noted below:

          1. Certain portions of Registrant's Annual Report to Shareholders, for the fiscal year ended December 31, 1995, are contained in Exhibit 13 hereto and are incorporated by reference in Parts I, II and IV of this Report.

          2. Registrant's definitive Proxy Statement, dated February 23, 1996, used in connection with its Annual Meeting of Shareholders to be held on April 2, 1996, is incorporated by reference in Part III hereof.

                        TABLE OF CONTENTS
                        -----------------
                                                            Page

Table of Contents
                             PART I

Item 1    BUSINESS                                          1

          Generally                                         1

               Electric Sales to IBM                        2

          Construction Program and Financing                2

          Rates                                             3

               Generally                                    3
               Rate Proceedings - Electric and Gas          3
               Cost Adjustment Clauses                      4
               Take-or-Pay Gas Liability                    4

          Fuel Supply and Cost                              4

               Residual Oil                                 5
               Coal                                         6
               Natural Gas                                  6
               Nuclear                                      7

          Research and Development                          7

          Environmental Quality                             7

               Air                                          8
               Water                                        10
               Toxic Substances and Hazardous Wastes        10
               Other                                        11

          Regulation                                        12

               Generally                                    12
               Energy Policy Act of 1992                    12
               Alternative Electric Power Generation        13
               Energy Efficiency Programs                   13







                               (i)

                   --------------------------
                                                            Page

Item 1    BUSINESS (Cont'd)

          Other Matters                                     13

               Competition                                  13
               Municipal Utilities                          14
               PASNY Economic
                Development Power                           14
               Company Electric Economic
                Development Rate                            15
               Marketing                                    15
               Labor Relations                              15
               EMF                                          15
               Affiliates                                   16

          Executive Officers of the Company                 16

Item 2   PROPERTIES                                         19

          Electric                                          19

               General                                      19
               Load and Capacity                            21
               Roseton Plant                                23
               Nine Mile 2 Plant                            24

          Gas                                               24

               General                                      24
               Current Gas Supply                           24
               Sufficiency of Supply and
                Future Gas Supply                           24
               Other                                        25

          Other Matters                                     25












                              (ii)

                                                           Page
Item 3   LEGAL PROCEEDINGS                                  26

               Asbestos Litigation                          26
               Environmental Litigation                     27
               Environmental Claims - Newburgh
                Manufactured Gas Site                       27
               Catskill Incident                            27
               Wappingers Falls Incident                    28
               Income Tax Assessments                       29

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           30

                             PART II

Item 5    MARKET FOR THE COMPANY'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                       30

Item 6    SELECTED FINANCIAL DATA                           31

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     31

Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       31

          (a)  Financial Statements and Report of
                Independent Accountants                     31
          (b)  Supplementary Financial Information          32
          (c)  Other Financial Statements and Schedule      32

Item 9    CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE                                        32
                            PART III

Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          COMPANY                                           33

Item 11   EXECUTIVE COMPENSATION                            33

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                             33

Item 13   CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                      33



                              (iii)

                                                           Page

                             PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K                               34

          (a)  Documents filed as part of this Report:

               1.  Financial Statements                     34
               2.  Financial Statement Schedule             34
               3.  Exhibits                                 34

          (b)  Reports on Form 8-K                          36

          (c)  Exhibits Required by Item 601 of
                 Regulation S-K                             36

          (d)  Financial Statement Schedule required
               by Regulation S-X which is excluded
               from the Company's Annual Report to
               Shareholders for the fiscal year ended
               December 31, 1995                            36

SIGNATURES                                                  37

INDEX TO FINANCIAL STATEMENTS                              F-1

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE                               F-2

CONSENT OF INDEPENDENT ACCOUNTANTS                         F-2

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS
 1995, 1994 AND 1993

SCHEDULE II - RESERVES                                 F-3 - F-5

EXHIBIT INDEX                                          E-1 - E-36

EXHIBITS








                              (iv)

                             PART I

          Item 1 - BUSINESS

GENERALLY

          Registrant ("Company") is a gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. The Company generates, purchases and distributes electricity and purchases and distributes gas. The Company, in the opinion of its general counsel, has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from such River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 623,000. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston and in certain outlying and intervening territory. The number of Company employees at December 31, 1995 was 1,288.

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

          Total revenues and operating income before income taxes
(expressed as percentages) derived from electric and gas operations for each of the last three years were as follows:

          Percent of            Percent of Operating
          Total Revenues        Income before Income Taxes

          ELECTRIC   GAS        ELECTRIC     GAS

1995      80%        20%        90%          10%
1994      80%        20%        89%          11%
1993      82%        18%        89%          11%

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

          For further information on factors affecting the industry see below subcaptions "Other Matters - Competition" and "Regulation - Energy Policy Act of 1992" and the caption "Competition" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereinafter "MD&A"), which the MD&A, together with the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1995, including the notes thereto, are hereinafter collectively called "Company's 1995 Financial Statements", and are hereinafter incorporated as Exhibit 13 hereto ("Exhibit 13").

          Additional information concerning revenues and operating profits, and information concerning identifiable assets for the electric and gas segments, which are the significant industry segments of the Company, are set forth in Note 9 appearing on pages 74 through 75 of the Company's 1995 Financial Statements, which Note 9 is incorporated herein by reference.

          Electric Sales to IBM: Reference is made to the caption "Other Developments - Electric Sales to IBM" on page 17 of the MD&A which caption is incorporated herein by reference, for a discussion of the impact on the Company as a result of sales to its largest customer, International Business Machines Corporation ("IBM").

CONSTRUCTION PROGRAM AND FINANCING

          The Company is engaged in a construction program which is presently estimated to involve total cash expenditures during the period 1996 through 2000 of approximately $293.0 million.
The Company's principal construction projects consist of those designed to improve the reliability, efficiency and environmental compatibility of the Company's generating facilities and those required to expand, reinforce and replace the Company's transmission, substation, distribution and common facilities.

          For estimates of construction expenditures, internal funds available, mandatory and optional redemption of long-term securities, and working capital requirements for the five-year period 1996-2000, see the subcaptions "Construction Program" and "Financing Program" under the caption "Capital Resources and Liquidity" of the MD&A appearing on pages 12 through 14 and pages 15 and 16, respectively, of Exhibit 13 hereto, which subcaptions are incorporated herein by reference.

          For a discussion of the Company's capital structure, financing program and short-term borrowing arrangements, see Notes 4 through 6 to the Company's 1995 Financial Statements, and the subcaptions "Capital Structure," "Financing Program" and

 "Short-term Debt" under the caption "Capital Resources and Liquidity" of the MD&A appearing, in the case of said Notes, on pages 54 through 60 of Exhibit 13 hereof and, in the case of said subcaptions, on pages 14 through 16 of Exhibit 13 hereof, which Notes and subcaptions are incorporated herein by reference.

          The Company's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, Preferred Stock and Common
Stock or of unsecured short-term debt.

          The Company's various debt instruments include limitations as to the amount of additional funded indebtedness which the Company can issue. The Company believes such limitations will not impair its ability to issue any or all of the debt described under the above referenced subcaption "Financing Program", incorporated herein by reference.

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

          The Company's present retail rate structure consists of various rate and service classifications covering residential, commercial and industrial customers. During 1995, the average price of electricity to such customers was 8.61 cents per kWh, representing an increase of approximately 1.8% over the 8.46 cents average price during 1994. The increase in the 1995 average price was due primarily to the elimination, during 1995, of the 1994 refunds of Unit No. 2 of the Nine Mile Point Nuclear Station ("Nile Mile 2 Plant") litigation credits.

          Rate Proceedings - Electric and Gas: For information regarding the Company's most recent electric and gas cases filed with the PSC, see caption "Rate Proceedings" in the MD&A on pages 16 and 17 of Exhibit 13 hereto, which subcaption is incorporated herein by reference.

          Cost Adjustment Clauses: The Company's tariff for retail electric service includes a fuel cost adjustment clause pursuant to which electric rates are adjusted to reflect changes in the costs of fuels used in electric generation and of certain purchased power from the level of such costs included in the Company's base rates for electricity. The Company's tariff for gas service includes a gas cost adjustment clause pursuant to which gas rates are adjusted to reflect changes in the price of natural gas purchased from pipeline and/or third party suppliers and certain costs of manufactured gas from the level of such costs included in base rates for gas. One combination utility in New York State has voluntarily agreed with the PSC to eliminate its electric fuel cost adjustment clause and its gas cost adjustment clause. There is a generic proceeding before the PSC which addresses, among other things, the operation of electric fuel adjustment clauses. The Company can make no prediction as to what effect this proceeding will have on the operation of its electric fuel adjustment clause. While the Company can make no prediction as to whether the PSC would eventually eliminate the electric fuel cost adjustment clause of the Company or any other electric utility, elimination of such clause could adversely affect the Company by increasing the risk that fuel cost expenditures made to provide electric service would not be recovered in rates.

          For more information with respect to such clauses, see the discussions under the subcaptions "Rate Proceedings - Electric" and the caption "Sharing Arrangements" in the MD&A, on page 16 and pages 23 through 24, respectively, of Exhibit 13 hereto and the caption "Rates, Revenues and Regulatory Matters" and the subcaptions "Deferred Electric Fuel Costs" and "Deferred Gas Costs" in Note 1 to the Company's 1995 Financial Statements appearing on pages 47 and 48 of Exhibit 13 hereto, which captions and subcaptions are incorporated herein by reference.

          Take-or-Pay Gas Liability: For discussion of the Company's settlement under the PSC proceeding commenced in 1988 to determine, among other things, whether recovery of some or all of take-or-pay costs should be denied New York gas distribution companies, see the caption "Take-or-Pay Gas Costs" in Note 8 to the Company's 1995 Financial Statements appearing on pages 68 and 69 of Exhibit 13 hereto, which caption is incorporated herein by reference.

FUEL SUPPLY AND COST

          The Company's two primary fossil fuel-fired electric generating stations are the Roseton Plant (described in Item 2 below under the subcaptions "Electric - General" and "Electric - Roseton Plant") and the Danskammer Plant (referred to in Item 2 below under the subcaption "Electric - General"). The Roseton Plant is fully equipped to burn both residual oil and natural gas, the two units of which have been operated on an alternating basis for six months at a time since August 1, 1994. Commencing in 1994, Units 1 and 2 of the Danskammer Plant, which are equipped to burn residual oil or natural gas, have only operated when the demand for power was high or purchased power and energy exchange contracts were uneconomical. Units 3 and 4 of the Danskammer Plant are capable of burning coal, natural gas, or residual oil.

          For the 12 months ended December 31, 1995, the sources
and related costs of electric generation for the Company were as follows:
                                             Aggregate
Sources of               Percentage of       Costs in 1995
Generation               Energy Generated         ($000)

Purchased Power               37.5%           $ 52,427
Coal                          31.7              33,902
Gas                           13.7              17,196
Nuclear                       11.8               3,512
Oil                            3.1               4,346
Hydroelectric                  2.2                 388
                              ----
                             100.0%
                             ======
Fuel Handling Costs                              1,493
Deferred Fuel Cost                                  (1)
                                               -------
                                              $113,263
                                              ========

          Residual Oil: The Company had available, through ownership or contractual arrangements with Amerada Hess Corporation ("Hess"), oil storage facilities for the Danskammer Plant having a capacity of 172,957 barrels at December 31, 1995. The Roseton Plant had available, through ownership or contractual arrangements between Hess and the Company, oil storage facilities having a capacity of 1,544,000 barrels, of which the Company's share is 540,000 barrels. At December 31, 1995, there were 480,788 barrels of fuel oil in inventory for use in these Plants, which amount represents an average daily supply of 32 days. The oil storage contractual arrangements with Hess for the Danskammer and Roseton Plants have been terminated as of January 31, 1996 due to the reduced operations of the Danskammer and Roseton Plants. The oil storage capacity as of January 31, 1996 for the

Danskammer and Roseton Plants is 16,251 and 1,079,000 barrels, respectively. The Company's share of the Roseton Plant's oil storage capacity is 377,650 barrels.

          As a result of the minimal fuel oil required at the Danskammer Plant, all of that Plant's fuel oil requirements are supplied through spot market purchases. During 1995, the Roseton Plant fuel oil requirements were supplied under a single contract, the price of which was determined on the basis of published market indices in effect at the time of delivery, and such contract for the Roseton Plant permits the Company to make certain spot purchases from others. The term of such contract expires on August 31, 1996 and thereafter is automatically extended on a year-to-year basis, subject to termination by either party.

          Coal: In order to provide for its requirements for coal to be burned at Units 3 and 4 of the Danskammer Plant, the Company has entered into two long-term contracts for the purchase of up to an aggregate of 720,000 tons per year of low sulfur (0.7% maximum) coal. The unit costs of purchases under these contracts are fixed for periods which end on December 31, 1996. Thereafter, coal will be supplied by supply contracts(s) to be put in place, effective January 1, 1997. The Company also purchases a portion of its coal supply on the spot market.

          The Company has entered into agreements with two railroads for the transportation of such coal, the cost of which is subject to escalation and de-escalation based on formulas tied to published and recognized rail cost indices. One such transportation agreement expires on March 31, 2000, subject to earlier termination on certain dates by either party. The other such agreement expires on December 31, 1996 and is thereafter automatically renewed on a year-to-year basis, subject to termination by either party.

          Natural Gas: The Company has in place an interim contract for the supply of 100,000 Mcf. per day of natural gas during April through October of each year for use as boiler gas at the Roseton Plant. Natural gas for the Danskammer Plant is purchased on the spot market. Due to supply limitations and deliverability constraints on both interstate gas pipelines and the Company's gas facilities, natural gas is burned at the Danskammer Plant and at the Roseton Plant, principally during the months of April through October. The aggregate volume of natural gas used as boiler fuel during 1995 was 15.0 billion cubic feet.

          Nuclear:  See the subcaption "Electric - Nine Mile 2
Plant" in Item 2 below for a discussion of fuel reloading at the Nine Mile 2 Plant and the caption "Nuclear Operations" in the
MD&A on page 23 of Exhibit 13 hereto, such caption being incorporated herein by reference.

RESEARCH AND DEVELOPMENT

          The Company is engaged in the conduct and support of research and development ("R&D") activities that are focused on providing enhanced customer services at lower cost. Individual projects aim to improve existing energy technologies and to develop new technologies related to the production, distribution and conservation of energy. The PSC encourages electric and gas utilities to maintain viable R&D programs and to dedicate sufficient resources to assure that promising, innovative technologies are fully explored and tested. In addition, New York law requires electric and gas utilities to contribute to research related to new energy technologies to be undertaken by the New York State Energy Research and Development Authority.
The Company also leverages its R&D expenditures by contributing to and seeking funding for electric and gas research, development and demonstration projects sponsored by various state and national research consortia and also for those sponsored by the Company.

          The Company's expenditures, net of revenues from royalties, for electric and gas research and development projects amounted to $3.5 million in 1994 and $4.1 million in 1995. The
Company projects that its 1996 expenditures for research and development will total approximately $3.6 million.

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

          The Danskammer Plant burns coal having a maximum sulfur content of 0.7%, fuel oil having a maximum sulfur content of 1% and natural gas. The sulfur content of the oil burned at the Roseton Plant is limited by stipulation with, among others, the New York State Department of Environmental Conservation ("NYSDEC"), to an amount not exceeding 1.5% maximum and 1.3% weighted annual average. Such sulfur content limitation at the Roseton Plant can be modified by the NYSDEC in the event of technological changes at such Plant, provided that the sulfur dioxide and nitrogen oxides emissions are limited to that which would have been generated by the use of oil with a sulfur content of 1.3% on a weighted annual average. Natural gas fuel is also burned at Roseton.

          Reference is made to the caption, "Environmental Matters - Clean Air Act Amendments" in Note 8 of the Company's 1995 Financial Statements on pages 69 and 70 of Exhibit 13 hereto, which caption is herein incorporated by reference, for a discussion of the impact of such Amendments on the Company's efforts to attain and maintain national ambient air quality standards for emissions from its fossil-fueled electric power plants.

          The "acid rain" control program under the Clean Air Act Amendments ("CAA Amendments") for sulfur dioxide and nitrogen oxides reduction from power plants do not affect the Company's generating plants until January 1, 2000; however, the program required the Company to install continuous emission monitors on its power plants by January 1, 1995. The Company has complied with this requirement at a cost of approximately $1.4 million.

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

          Under the provisions for designated non-attainment areas in the CAA Amendments, states are required to identify measures to be taken to meet schedules for attaining established standards. In New York State, sources of nitrogen oxides emissions were required to install "Reasonably Available Control Technology" ("RACT"), by May 31, 1995, to assist in achieving attainment of the NAAQS for ozone. The Company has installed combustion controls required to meet the RACT standards for its generating facilities at a cost of approximately $8.4 million.

          On September 27, 1994, the 12 states (which include the Northeastern states) and the District of Columbia comprising the "Ozone Transport Commission" ("OTC") (an entity created pursuant to the provisions of the CAA Amendments that recommends to the EPA strategies for air pollution control within the region covered by the OTC) signed a memorandum of understanding ("MOU") concerning future, additional nitrogen oxide reductions which the OTC believes are necessary to achieve the NAAQS for ozone in the Northeastern United States for non-attainment areas in which the Company's facilities are located. The MOU-specified reductions of nitrogen oxide emissions are equivalent to 65% of the emissions from a 1990 baseline, beginning in 1999. In 2003, reductions equivalent to 75% of the 1990 baseline may be required, subject to the assessment of the results of further research. The establishment of an allowance trading program for nitrogen oxide, similar to that provided for sulfur dioxide, is also contemplated in the MOU. The Company's current assessment of the MOU indicates that the Roseton Plant will be able to meet the 1999 emissions limits through allowance trading, gas-firing and operation of its nitrogen oxide RACT controls. Additional controls may be required at the Danskammer Plant, especially if a competitive market for the trading of nitrogen oxide allowances fails to materialize. Such controls may require the use of selective, non-catalytic reduction, the cost of which is estimated to be $5 million.

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

          The discharge of any pollution into navigable waterways is prohibited except in compliance with a permit issued by the EPA under the National Pollutant Discharge Elimination System ("NPDES") established under the Clean Water Act. Likewise, under the New York Environmental Conservation Law industrial waste cannot be discharged into state waters without a State Pollutant Discharge Elimination System ("SPDES") permit issued by the NYSDEC. Issuance of a SPDES permit satisfies the NPDES permit requirement. The Company has received SPDES permits for both the Roseton Plant and the Danskammer Plant, its Eltings Corners maintenance and warehouse facility, and its Rifton Recreation and Training Center. The SPDES permits for the Roseton Plant and the Danskammer Plant expired on October 1 and November 1, 1992, respectively, and such permits are the subject of separate renewal proceedings currently pending before the NYSDEC. In the Roseton Plant proceeding, the subject of the restriction on use of water for cooling purposes at that Plant (as referred to in Item 3 below, under the caption "Environmental Litigation") is also being discussed. Such SPDES permits may be renewed in 1997, but the Company can make no estimate as to the conditions, if any, to which such SPDES permits may be subject. It is the Company's belief that the expired SPDES permits continue in full force and effect pending issuance of the new SPDES permits.

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

          In August 1992, the NYSDEC notified the Company that the NYSDEC suspected that the Company's offices at Little Britain Road in New Windsor, Orange County, New York, may constitute an inactive hazardous waste disposal site. The Company and NYSDEC executed in February 1995 a Consent Order providing that the Company will perform a preliminary site assessment, at an estimated cost of $120,000. On January 31, 1996, a draft final report on this preliminary site assessment study ("draft report") prepared by the Company's consultant was submitted to the NYSDEC for its review, evaluation and comment. The draft report indicated that a limited amount of subsurface soil contamination was detected near one corner of the site and that contaminants were also detected in the ground water beneath the site. Operations conducted on the site by the Company since it purchased the property in 1978 are not believed to have contributed to either the soil or the ground water contamination. The Company can make no (i) prediction regarding what action the NYSDEC may take with regard to the draft report, (ii) reasonable estimate of the cost of remediation, if any, for which it may be responsible or (iii) prediction as to the outcome of recovery attempts against third parties.

          Other: The Company estimates that expenditures attributable, in whole or in substantial part, to environmental considerations totaled $11 million in 1995, of which about $3.2 million related to capital projects and $7.8 million were charged to expense. It is estimated that in 1996 the total of such expenditures will be approximately $11.6 million.

          The Company is not involved as a party defendant in any court litigation with respect to environmental matters and, to the best of its knowledge, no litigation against it is threatened with respect thereto, except with respect to the litigation described below under Item 3 hereof under the captions "Environmental Litigation" and "Environmental Claims - Newburgh Manufactured Gas Site", and as described above under the subcaption "Environmental Quality - Toxic Substances and Hazard-ous Wastes".

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

          Energy Policy Act of 1992: Under the Energy Policy Act of 1992 ("Energy Act"), FERC may order electric utilities to provide wholesale transmission service ("wholesale wheeling") for others if, among other things, the order meets certain requirements as to cost recovery and fairness of rates. A transmitting utility need not provide the transmission service if FERC finds that the service requires the enlargement of transmission capacity and the utility has failed, after making a good faith effort, to obtain the necessary approvals or property rights under applicable law. Although the Energy Act prohibits FERC-ordered retail transmission service to a customer ("retail wheeling"), the Energy Act does not affect any authority of state or local governments with respect to retail wheeling. The Company can make no prediction as to the effect on it of the Energy Act; however, it believes that such Act could have an extensive impact upon current competitive relationships in the electric utility industry.

          Alternative Electric Power Generation: Pursuant to the provisions of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), and the New York Public Service Law, the Company is required to enter into long-term contracts to purchase electric power generated by small hydro, alternative energy and cogeneration facilities which meet qualification standards established by such statutes and the regulatory programs promulgated thereunder. With respect to facilities qualified under PURPA, the Company must pay its avoided cost (i.e., the cost the Company would otherwise incur to generate the increment of power purchased) for electric power purchased from qualified facilities, which, under the New York Public Service Law, is "at rates just and reasonable to electric [...] corporation ratepayers." As of December 31, 1995, the Company's avoided cost at the 115 KV transmission level was approximately 3.0 cents per kWh.

          As of December 31, 1995, 19 MW of generation, qualifying for avoided cost payments by the Company, was interconnected with the Company's system. The opportunity under PURPA and the New York Public Service Law to require the Company to purchase power from qualifying facilities could serve as an inducement to the Company's industrial and commercial customers to install their own qualifying on-site generation facilities to reduce their purchases of electric power from the Company which would result in losses of revenues from such customers. However, as of December 31, 1995, no significant customer has indicated to the Company the intention to pursue such alternative.

          Energy Efficiency Programs: In December 1994, the Company and the PSC Staff reached an agreement which called for the Company to increase substantially the energy savings goals of its 1995 Energy Efficiency Program and provided that the PSC Staff not recommend any cost disallowance or penalty against the Company. The Company's 1995 Energy Efficiency Program was filed with the PSC in December 1994 and the PSC approved said agreement and such Program on January 12, 1995. The PSC issued its Order in regard to this matter on June 26, 1995. In response to the PSC's directives, the Company filed with the PSC the Company's Energy Efficiency Program for 1996 on November 13, 1995, which projects a reduction of 1 MW in the Company's 1996 summer peak load demand. The PSC has not issued an Order with respect to the Company's 1996 Energy Efficiency Plan.

OTHER MATTERS

          Competition: For a discussion with respect to competition as it generally affects the Company, with respect to electric and natural gas service, the Company's response to such competition and the PSC Competitive Opportunities Proceeding currently underway, see the caption "Competition" in the MD&A on pages 6 through 11 of Exhibit 13 hereto, which caption is incorporated herein by reference.

          Sithe Energies, Inc., a large independent power producer in the service territory of Niagara Mohawk Power Corporation ("Niagara Mohawk"), filed with the PSC, on or about December 8, 1995, a petition requesting the PSC to commence a new proceeding to adopt a program that would encourage the merger of New York's investor-owned electric utilities into two companies and the establishment of a "blue-ribbon" panel to consider the closure of some or all of their nuclear generating facilities. The Company disagrees with such petition, but can make no prediction as to what action, if any, the PSC will take with respect to this matter.

          Municipal Utilities: Article 14-A of the New York General Municipal Law permits any municipality to construct, lease, purchase, own, acquire, use and/or operate any utility service for the benefit of its inhabitants, and, in furtherance thereof, permits any municipality to acquire, through purchase or condemnation, the public utility service of any public utility company.

          The current and projected excess supply of electricity in the Northeastern United States and in Canada has significantly depressed wholesale prices, and the increased level of competition in the electric utility industry could cause municipalization efforts to intensify. The Company is not aware of any municipalization efforts in its franchise area.

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

          As of February 16, 1996, the Company is not aware of any of its electric customers having applied for such EDP.

          Company Electric Economic Development Rate: In October 1994, the PSC approved the Company's proposed tariff amendments to provide an economic development electric rate discount for large industrial customers (which exhibit new annual electric load of 500 kW or more) taking substation or transmission service which locate or expand their business operations within the Company's service territory. Certain energy efficiency guidelines must also be met by eligible customers. Qualifying customers pay lower electric prices for the increased load, with savings on current rates for ten years. Customers must apply for the discount by October 1, 1999.

          As a result of the Company's economic development electric discount rate described above, MiCRUS, a joint venture project located in the Company's franchise territory of Cirrus Logic, Inc. and IBM, elected to take electric service from the Company under such rate and began its semi-conductor manufacturing operations on January 1, 1995.

          Marketing: The Company promotes the use of gas and electricity by encouraging the purchase of energy efficient gas and electric appliances, particularly gas heaters, ground source heat pumps, electric water heaters and night security, area and flood lighting. The Company believes that (i) certain targeted marketing efforts will improve sales and revenues without adversely affecting energy efficiency efforts and (ii) such improved sales will favorably affect unit costs and, consequently, reduce the need for and/or the magnitude of future rate increases.

          Labor Relations: The Company has agreements with the International Brotherhood of Electrical Workers for its 899 unionized employees, representing production and maintenance employees, customer relations representatives, service workers and clerical employees, excluding persons in managerial, professional or supervisory positions, which agreements were renegotiated effective July 1, 1994 and continue through June 30, 1998. The agreements provide for an average general wage increase of 3.2% in each of the first three years of such agreements and a 3.5% increase in the fourth year of such agreements, and certain additional fringe benefits.

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

          The publicity surrounding EMF has produced litigation against a number of utilities across the country involving claims of personal injury and property damage.

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

                     Central Hudson Cogeneration, Inc.:  Central
Hudson Cogeneration, Inc., a wholly-owned subsidiary of the Company, participates in cogeneration, small hydro and alternate energy production projects, directly or through one or more of its affiliates.
                     CH Resources, Inc., Phoenix Development
Company, Inc., and Greene Point Development Corporation: These corporations, each a wholly-owned subsidiary of the Company, were established to either hold real property for the future use of the Company or to participate in energy-related ventures. Currently, such subsidiaries either do not hold assets or hold assets of little market value.

          It is proposed to merge Central Hudson Cogeneration, Inc. into Central Hudson Enterprises Corporation. A petition is pending before the PSC seeking approval of such merger. The Company cannot presently predict what action the PSC will take with respect to such petition.

EXECUTIVE OFFICERS OF THE COMPANY

          The names of the current officers of the Board of Directors and the executive officers of the Company, their positions held and business experience during the past five (5) years and ages (at December 31, 1995) are as follows:

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age
-------------------      ------------------------------       ---
                      Officers of the Board
                      ---------------------

John E. Mack, III,       Present positions                     61
  Chairman of the Board
  and Chief Executive
  Officer; Chairman of
  the Executive and
  Retirement Committees

Jack Effron,             Present position since April 1994;    62
  Chairman of Committee  President of Efco Products, a
  on Compensation and    bakery ingredients corporation;
  Succession             member of the St. Francis Health
                         Care Foundation; Chairman of the
                         Chief Executive's Network for
                         Manufacturing of the Council of
                         Industry of Southeastern New York

Heinz K. Fridrich        Present position since April 1995;    62
  Chairman of Committee  Courtesy Professor, University of
  on Audit               Florida at Gainesville, since 1994;
                         Vice President - Manufacturing
                         International Business Machines
                         Corporation, 1991 - September 1993;
                         Board of Trustees; Mount St. Mary
                         College, 1991 - 1993

Howard C. St. John,      Present positions; Chairman of the    72
  Chairman of Committee  Board of Ulster Savings Bank;
  on Finance and Vice    lawyer, member of the law firm of
  Chairman of the Board  Howard C. St. John & Associates -
                         both of Kingston, N.Y.; Chairman of
                         the Board of Stavo Industries, a
                         liquid filtration business in
                         Kingston, N.Y.

                Executive Officers of the Company
                ---------------------------------
Paul J. Ganci,           Present position                      57
  President and Chief
  Operating Officer

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age
-------------------      ------------------------------       ---
         Executive Officers of the Company - (Continued)
         -----------------------------------------------

John F. Drain            Vice President - Finance and          63
  (Retired July          Controller April 1993 to
   1, 1995)              Retirement July 1, 1995; Vice
                         President - Controller and
                         Treasurer, 1991 - April 1993;

Carl E. Meyer,           Present position since November       48
  Vice President -       1992; Vice President - Engineering
  Customer Services      and Production, 1991 - November
                         1992

Allan R. Page,           Present position since November       48
  Vice President -       1992; Vice President - Customer
  Corporate Services     Services, 1991 - November 1992

Joseph J. DeVirgilio,    Present position                      44
  Jr., Vice President -
  Human Resources and
  Administration

Ronald P. Brand,         Present position since November       57
  Vice President -       1992; Assistant Vice President -
  Engineering and        Engineering, 1991 - November 1992
  Environmental Affairs

Benon Budziak,           Present position since February       63
  Vice President -       1994; Assistant Vice President -
  Fossil Production      Fossil Production, November 1992 -
                         February 1994; Manager - Fossil
                         Production, 1991 - November 1992

Ellen Ahearn,            Present position since April 1994;    41
  Secretary              Assistant Secretary and Internal
                         Auditing Manager, August 1992 -
                         April 1994; Internal Auditing Manager
                         1991 - August 1992

Steven V. Lant,          Present positions since April 1993;   38
  Treasurer and          Assistant Treasurer and Assistant
  Assistant Secretary    Secretary, December 1991 - April
                         1993; Assistant Treasurer, until
                         1991

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age
-------------------      ------------------------------       ---
         Executive Officers of the Company - (Continued)
         -----------------------------------------------

Donna S. Doyle           Present position since April 1995;    47
  Controller             Assistant Controller April 1994 -
                         April 1995; Manager of Taxes, Budgets
                         and Customer Accounting, April 1993 -
                         April 1995; Manager of Plant and
                         Depreciation and General Accounting,
                         1991 - April 1993

Arthur R. Upright,       Present position since February       52
  Assistant Vice         1994; Manager Cost and Rate
  President - Cost       and Financial Planning, 1991 -
  and Rate and           February 1994
  Financial Planning

Gladys L. Cooper         Present position since September      44
  Assistant Vice         1995; leave of absence for
  President -            educational purposes August 1992 -
  Governmental           September 1995; Secretary, 1991 -
  Relations              April 1994



          There are no family relationships existing among any of the executive officers of the Company.


          Each of the above executive officers is elected or appointed annually by the Board of Directors.

          Item 2 - PROPERTIES

ELECTRIC

          General: The net capability of the Company's electric generating plants as of December 31, 1995, the net output of each plant for the year ended December 31, 1995, and the year each plant was placed in service or rehabilitated are as set forth below:

                                                             (MW)*
Electric                                                 Net Capability   1995 Unit
Generating                               Year Placed        (95-96)      Net Output
Plant            Type of Fuel            In Service     Summer   Winter     (MWh)
Danskammer       Residual Oil, Natural   1951-1967        478      487    2,113,927
Plant            Gas and Coal

Roseton Plant    Residual Oil            1974             420      418      550,870
(35% share)**    and Natural Gas

Neversink        Water                   1953              22       22       55,188
Hydro Station

Dashville        Water                   1920               5        5        9,967
Hydro Station

Sturgeon Pool    Water                   1924              16       16       49,399
Hydro Station

High Falls       Water                   1986               3        3        4,226
Hydro Station

Coxsackie        Kerosene or             1969              22       26        1,797
Gas Turbine      Natural Gas

So. Cairo        Kerosene                1970              20       24          428
Gas Turbine

Nine Mile 2      Nuclear                 1988             101      101      650,893
Plant (9% share)                                       ------   ------    ---------
                                         Total          1,087    1,102    3,436,695

*  Reflects Company ownership of generation resources and, therefore, does not include firm purchases or sales.
** Since August 1, 1994, the Roseton Plant units have been scheduled to operate alternately on a six-month cycle.
                                          - 20 -

          The Company has a contract with PASNY which entitles the Company to 49 MW net capability from the Blenheim-Gilboa
Pumped Storage Hydroelectric Plant through 2002.

          Since 1975, the Company has purchased capacity in relatively small amounts from the Fitzpatrick Nuclear Plant of PASNY, pursuant to a contract which may be terminated by either party on 12 months' notice. Under such contract, the maximum capacity which can be purchased during specific periods is 8 MW. The Company elected to terminate this contract effective April 30, 1995.

          See Item 1 above, under the subcaption "Regulation -
Alternative Electric Power Generation," with respect to alternative electric power generation interconnected with the Company's system.

          The Company owns 84 substations having an aggregate transformer capacity of 4.4 million KVA. The transmission system consists of 584 pole miles of line and the distribution system of 7,258 pole miles of overhead lines and 808 trench miles of underground lines.

          Load and Capacity: The Company's maximum one-hour demand within its own territory, for the year ended December 31, 1995, occurred on August 2, 1995 and amounted to 902 MW. The Company's maximum one-hour demand within its own territory, for that part of the 1995-1996 winter capability period through February 16, 1996 occurred on January 7, 1996 and amounted to 812 MW.

          Based on current projections of peak one-hour demands for the three-year period comprising the 1996 summer capability period through the winter capability period of 1998-1999 the Company estimates that it will have capacity available to satisfy its projected peak demands plus the estimated installed reserve generating capacity requirements which it is required to maintain as a member of the New York Power Pool ("NYPP"), described below. The following table sets forth the amounts of any excess capacity by summer and winter capability periods for such three-year period:

                                   Peak +                   Excess of Capacity over
                   Forecasted      Installed   Available    Peak Plus NYPP Installed
 Capability          Peak          Reserve of  Capacity     Reserve Requirements
   Period             (MW)         18% (MW)      (MW)        (MW)       Percent
1996     Summer       900           1,062       1,177        115          10.8
1996-97  Winter       835           1,062*      1,159         97           9.1
1997     Summer       930           1,097       1,177         80           7.3
1997-98  Winter       855           1,097*      1,159         62           5.7
1998     Summer       950           1,121       1,177         56           5.0
1998-99  Winter       870           1,121*      1,159         38           3.4


*    Summer period peak plus reserve requirements carry over to the following winter period.

     The foregoing table reflects the reduction in capacity requirements as a result of the Company's Energy Efficiency Programs described above in Item 1 under the subcaption "Regulation - Energy Efficiency Programs".















                                          - 22 -

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

          Roseton Plant: The Roseton Plant is located in the Company's franchise area at Roseton, New York, and is owned by the Company, Consolidated Edison Company of New York ("Con Edison") and Niagara Mohawk as tenants-in-common. The Roseton Plant, placed in commercial operation in 1974, has a generating capacity of 1,200 MW consisting of two 600 MW generating units, both of which are capable of being fired either by residual oil or natural gas (see subcaption below entitled "Gas - Sufficiency of Supply and Future Gas Supply"). The Company is acting as agent for the owners with respect to operation of the Roseton Plant. Generally, the owners share the costs and expenses of the operation of such Plant in accordance with their respective ownership interests.

          For more information with respect to the Roseton Plant, see the caption "Roseton Plant" in Note 8 to the Company's 1995
Financial Statements appearing on pages 65 and 66 of Exhibit 13 hereto, which caption is incorporated herein by reference.

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

          Nine Mile 2 Plant: Reference is made to the caption "Nuclear Operations" in the MD&A, on page 23 of Exhibit 13 hereto and Note 2 to the Company's 1995 Financial Statements, on pages 49 through 51 of Exhibit 13 hereto, which caption and Note are incorporated herein by reference, for a discussion of the Company's ownership interest in, costs for, and certain operating matters relating to the Nine Mile 2 Plant. A scheduled refueling outage for the Nine Mile 2 Plant was completed in June 1995. The next refueling outage is scheduled to commence in September 1996, with a targeted 37-day duration.

GAS

          General: The Company's gas system consists of 159 miles of transmission pipelines and 949 miles of distribution pipelines.

          Current Gas Supply: During 1995, natural gas was available to firm gas customers at a price competitive with that of alternative fuels. As compared to 1994, in 1995, firm retail gas sales, normalized for weather, increased by 3.2% and the average number of firm gas customers increased by 0.7% or 417. Sales to interruptible customers increased 70% in 1995 as compared to 1994.

          For information on the Company's gas suppliers and gas storage capability, see the caption "Natural Gas Supply" in Note 8 to the Company's 1995 Financial Statements appearing on pages 67 and 68 of Exhibit 13 hereto, which caption is incorporated herein by reference.

          For the year ended December 31, 1995, the total amount of gas purchased from all sources was 32,842,937 Mcf., which includes 1,019,441 Mcf. purchased directly for use as a boiler fuel at the Roseton Plant.

          The Company owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and in Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

          Sufficiency of Supply and Future Gas Supply: The peak daily demand for natural gas by the Company's customers for the year ended December 31, 1995 occurred on February 6, 1995 and amounted to 105,952 Mcf. The Company's peak-day gas capability in 1995 was 116,865 Mcf. The peak daily demand for natural gas by the Company's customers for that part of the 1995-1996 heating season through February 16, 1996, occurred on December 11, 1995 and amounted to 93,461 Mcf.

          Other: FERC permits non-discriminatory access to the pipeline facilities of interstate gas pipeline transmission companies subject to the jurisdiction of FERC under the Natural Gas Act. This rule allows access to such pipelines by the pipeline transmission company's customers enabling them to transport gas purchased directly from third parties and spot sources through such pipelines. Such access, moreover, also permits industrial customers of gas distribution utilities to connect directly with the pipeline transmission company and to contract directly with the pipeline transmission companies to transport gas, thereby by-passing the distribution utility. The PSC has authorized New York State distribution gas utilities to transport customer-owned gas through its facilities upon request of a customer. Currently, interstate pipeline transmission companies are located in certain areas where the Company provides retail gas service (the Towns of Carmel, Pleasant Valley, Coxsackie, and LaGrange).

          For a discussion of the PSC proceeding relating to issues associated with the restructuring of the natural gas market, see also the subcaption "Competition - New York - Natural Gas" in the MD&A, on pages 9 through 10 of Exhibit 13 hereto, and the caption "Natural Gas Supply" in Note 8 to the Company's 1995 Financial Statements appearing on pages 67 and 68 of Exhibit 13 hereto, which subcaption and caption are incorporated herein by reference.

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

          During the three-year period ended December 31, 1995, the Company made gross property additions of $168.3 million (which includes $6 million in property additions related to the Roseton Plant restoration due to fire damage, which amount was reimbursed by insurance) and property retirements and adjustments of $34.6 million, resulting in a net increase (including Construction Work in Progress) in utility plant of $133.7 million, or 10.1%.

          Item 3 - LEGAL PROCEEDINGS

ASBESTOS LITIGATION

          For a discussion of suits against the Company involving asbestos, see the caption "Asbestos Litigation" in Note 8 to the Company's 1995 Financial Statements appearing on pages 71 and 72 of Exhibit 13 hereto, which caption is incorporated herein by reference.

          Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Court for the Southern District of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. The Company has been a defendant in approximately
740 such individual lawsuits.   Many of these lawsuits have been
disposed of without any payment by the Company, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billion dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company's insurance does not extend to punitive damages.

ENVIRONMENTAL LITIGATION

          The Company is operating the Roseton Plant pursuant to a Consent Order approved by the Supreme Court of the State of New York, Albany County, on March 23, 1992, based on an action brought in 1991 by the Natural Resources Defense Council, Inc., the Hudson River Fisherman's Association and Scenic Hudson, Inc.

          Such Consent Order provides for certain operating restrictions at the Roseton Plant relating to the use of river water for plant cooling purposes, which have not imposed, and are not expected to impose, material additional costs on the Company. The Consent Order was extended by agreement of the parties until February 1, 1997 and will be submitted for Court approval. For a description of the pending NYSDEC proceeding involving renewal of the SPDES permit for the Roseton Plant (which expired on October 1, 1992), see Item 1 above under the subcaption "Environmental Quality - Water."

ENVIRONMENTAL CLAIMS - NEWBURGH MANUFACTURED GAS SITE

          Reference is made to the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities" on pages 70 and 71 of Note 8 to the Company's 1995 Financial Statements, which subcaption is herein incorporated by reference, for a discussion of litigation filed against the Company by the City of Newburgh, New York, May 26, 1995 in the United States District Court, Southern District of New York, and the Company's response thereto.

CATSKILL INCIDENT

          Reference is made to the caption "Other Matters" in
Note 8 of the Company's 1995 Financial Statements, on pages 72 and 73 of Exhibit 13 hereto, which caption is herein incorporated by reference, for a description of an explosion in a dwelling in the Company's gas service territory in Catskill, New York in November 1992 which resulted in personal injuries, the death of an occupant and property damage.

          Lawsuits have been commenced against the Company arising out of such incident including the following:

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

WAPPINGERS FALLS INCIDENT

          Reference is made to the caption "Other Matters" in
Note 8 to the Company's 1995 Financial Statements, on pages 72 and 73 of Exhibit 13 hereto, which caption is herein incorporated by reference, for a description of two consecutive fires and explosions which occurred on February 12, 1994, destroying a residence and commercial establishment in the Village of Wappingers Falls, New York, in the Company's service territory.

          Lawsuits have been commenced against the Company arising out of such incident, including the following:

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

          On March 9, 1995, the Company was served with a summons and complaint in an action brought by Cengiz Ceng, individually and as executor under the last will and testament of Nizamettin Ceng, and Tarkan Thomas Ceng against the Company and the Village of Wappingers Falls in the Supreme Court of the State of New York, County of Dutchess. The complaint alleges that the plaintiffs were the owners of premises at 33 Market Street in the Village of Wappingers Falls, and that as a result of the Company's alleged negligence, the plaintiffs' premises at 33 Market Street was destroyed. Plaintiffs seek recovery of $250,000 from the Company, plus costs and disbursements.

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

INCOME TAX ASSESSMENTS

          Reference is made to the subcaption "Tax Matters - Assessments" in Note 8 to the Company's 1995 Financial Statements, on page 72 of Exhibit 13 hereto, which subcaption is incorporated herein by reference, for a discussion of the examination by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for 1987 and 1988. On or about March 7, 1994, the Company received letters from the IRS, arising out of this examination, proposing net increases in the Company's federal tax liability of approximately $16 million, plus interest. Such letters do not represent a notice of deficiency from the IRS, and the Company has received no notice of deficiency from the IRS regarding these taxable years. According to such letters, the Company had the option of (i) responding within 60 days from the date of the letters to agree or disagree with the proposed adjustments and request a conference with the Regional Office of Appeals of the IRS, or
(ii) seeking relief in the United States Tax Court. On May 3, 1994, the Company filed a protest with the IRS to said proposed adjustments. The Company can make no prediction at this time as to the ultimate resolution of these proposed adjustments. However, the Company believes that a significant portion of any final assessments would be recoverable in rates.

          Item 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this Report.
                             PART II

          Item 5 -  MARKET FOR THE COMPANY'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS

          The information set forth under the caption "Common
Stock Dividends and Price Ranges" in the MD&A, on page 29 of
Exhibit 13 hereto, is incorporated herein by reference.

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

          Item 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS

          The information required hereunder is incorporated herein by reference to the material appearing on pages 6 through 27 of Exhibit 13 hereto.

          Item 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a)  Financial Statements and Report of Independent
               Accountants

          The Company's 1995 Financial Statements, together with the report thereon of Price Waterhouse LLP, dated January 26, 1996, appearing on pages 30 through 77 of Exhibit 13 hereto, are incorporated by reference in this Annual Report on Form 10-K. The Financial Statement Schedule incorporated by reference as part of this Annual Report on Form 10-K should be read in conjunction with the Company's 1995 Financial Statements. Financial Statement Schedules not included with this Form 10-K

Annual Report have been omitted because they are not applicable or the required information is shown in the Company's 1995
Financial Statements.

          The Company's 1995 Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company's subsidiaries are each wholly-owned and consist of landholding, cogeneration or energy management companies. The net income of the Company's subsidiaries is reflected in the Company's Consolidated Statement of Income as Other Income and Deductions - Other-net; such Consolidated Statement of Income is contained on pages 37 and 38 of Exhibit 13 hereto.

          The following information is being furnished in accordance with Regulation S-X, Section 210.5-02:

          Weighted average                      December 31,
          interest rate on                   1995   1994   1993
          the Company's
          short-term debt                     -     6.69%   -
          outstanding

          (b)  Supplementary Financial Information

          The supplementary financial information specified by
Item 302 of Regulation S-K is found under the caption "Selected Quarterly Financial Data (Unaudited)," of the Company's 1995 Financial Statements on page 78 of Exhibit 13 hereto, which caption is incorporated herein by reference pursuant to Item 8
(a) above.

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

          Item 9 -   CHANGES IN AND DISAGREEMENTS WITH
                     ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE

          None.

                            PART III

          Item 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     COMPANY

          The information with respect to the Directors of the Company required hereunder is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement, dated February 23, 1996, to be used in connection with its Annual Meeting of Shareholders to be held on April 2, 1996, which proxy statement has previously been submitted to the Securities and Exchange Commission pursuant to that Commission's Regulation S-T.

          The information with respect to the executive officers of the Company required hereunder is incorporated by reference to
Item 1 of this Annual Report on Form 10-K, under the caption
"Executive Officers of the Company."

          Item 11 -  EXECUTIVE COMPENSATION

          The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement, dated February 23, 1996, to be used in connection with its Annual Meeting of Shareholders to be held on April 2, 1996.

          Item 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT

          The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement, dated February 23, 1996, to be used in connection with its Annual Meeting of Shareholders to be held on April 2, 1996.

          Item 13 -  CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS

          There were no relationships or transactions of the type required to be described by this Item.

                             PART IV

          Item 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
                     REPORTS ON FORM 8-K

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

     Executive Incentive Compensation Plan of the Company, effective January 1, 1993, together with Amendment thereto dated April 4, 1995. (Exhibits (10)(iii)17 and 21)

     Stock Plan for Outside Directors of the Company, dated
     November 17, 1995 (Exhibit (10)(iii)22)

     Management Incentive Program of the Company, effective April
     1, 1994 (Exhibit (10)(iii)23)

(b)  Reports on Form 8-K

          During the period to the date hereof, the following
Reports on Form 8-K were filed by the Company:

          None

(c)  Exhibits Required by Item 601 of Regulation S-K

          Incorporated herein by reference to subpart (a)-3 of
Item 14, above.

(d) Financial Statement Schedule required by Regulation S-X which is excluded from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995

          Incorporated herein by reference to subpart 2 of Index to Financial Statements on page F-1 of this Report.

                           SIGNATURES
                           ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTRAL HUDSON GAS & ELECTRIC
                                CORPORATION

                                By____________________________
                                       (John E. Mack, III,
                                     Chairman of the Board
                                  and Chief Executive Officer)

Dated:  February 23, 1996

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

     Signature                   Title            Date
     ---------                   -----            ----
(a) Principal Executive
     Officer or Officers:

________________________
(John E. Mack, III)            Chairman of
                               the Board and
                               Chief Executive
                               Officer          February 23, 1996

(b) Principal Accounting
     Officer:

_______________________
(Donna S. Doyle)               Controller       February 23, 1996


(c) Principal Financial
    Officer:

_______________________
(Steven V. Lant)               Treasurer and
                               Assistant
                               Secretary        February 23, 1996

                    ------------------------
     Signature                   Title            Date
     ---------                   -----            ----
(d) Directors:

_____________________________
(L. Wallace Cross)             Director         February 23, 1996


_____________________________
(Jack Effron)                  Director         February 23, 1996


_____________________________
(Richard H. Eyman)             Director         February 23, 1996


_____________________________
(Frances D. Fergusson)         Director         February 23, 1996


_____________________________
(Heinz K. Fridrich)            Director         February 23, 1996


_____________________________
(Edward F. X. Gallagher)       Director         February 23, 1996


_____________________________
(Paul J. Ganci)                Director         February 23, 1996


_____________________________
(Charles LaForge)              Director         February 23, 1996


_____________________________
(John E. Mack, III)            Director         February 23, 1996


_____________________________
(Howard C. St. John)           Director         February 23, 1996


_____________________________
(Edward P. Swyer)              Director         February 23, 1996

                  INDEX TO FINANCIAL STATEMENTS
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                                                  Page(s) in
                                                  Exhibit 13
                                                  of this Report*
1.   Financial Statements

     Report of Independent Accountants                 30

     Consolidated Balance Sheet at
       December 31, 1995 and 1994                      33-36

     Consolidated Statement of Income for
       the three years ended December 31, 1995         37-38

     Consolidated Statement of Retained
       Earnings for the three years
       ended December 31, 1995                         39

     Consolidated Statement of Cash Flows for
       the three years ended December 31, 1995         40-41

     Notes to Consolidated Financial Statements        42-77

     Selected Quarterly Financial Data (Unaudited)     78

                                                   Page(s) in
                                                   Form 10-K

     Report of Independent Accountants on
       Financial Statement Schedule                    F-2

     Consent of Independent Accountants                F-2

2.   The Financial Statement Schedule
       for the Years 1995, 1994 and 1993           F-3 - F-5

     Schedule II     -  Reserves





     *Incorporated by reference to the indicated pages of Exhibit
    13 to this Report.

                REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Central Hudson Gas & Electric Corporation

Our audits of the consolidated financial statements referred to in our report dated January 26, 1996 appearing on page 30 of
Exhibit 13 of this Annual Report on Form 10-K, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule presented on pages F-3 through F-5 of this Annual Report on Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

New York, New York
January 26, 1996

               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in (i) the Prospectus constituting part of the Registration Statement, on Form S-3 (Registration No. 33-56760), relating to Central Hudson Gas & Electric Corporation's Automatic Dividend Reinvestment and Stock Purchase Plan, (ii) the Prospectus constituting part of the Registration Statement, on Form S-3 (Registration No. 33-55764), relating to Central Hudson Gas & Electric Corporation's Customer Stock Purchase Plan, and (iii) the Prospectus constituting part of the Amendment No. 1 to the Registration Statement, on Form S-3 (Registration No. 33-56349), relating to certain debt and equity securities of the Company's of our report dated January 26, 1996 appearing on page 30 of Exhibit 13 to this Annual Report on Form 10-K. We also consent to the incorporation by reference therein of our report on the Financial Statement Schedule, which appears above.


PRICE WATERHOUSE LLP

New York, New York
February 23, 1996

                                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION                    SCHEDULE II
                                                        RESERVES                                     Sheet 2
                                              YEAR ENDED DECEMBER 31, 1994
   Column A                   Column B                Column C               Column D       Column E
                                                      Additions
                                                            Charged to       Payments       Balance
                              Balance at     Charged to       other           charged        at end
                              beginning       cost and      accounts -          to             of
Description                   of period       expenses       describe        reserves        period
Operating Reserves:
  Reserve for injuries
   and damages                $1,939,151     $  615,010     $   32,190 (a) $  816,225     $ 1,770,126
  Workers compensation
   deductible                    879,057          -            379,038 (b)    180,704       1,077,391
  Pensions and benefits
   carrying charge reserve        92,360        372,978          -              -             465,338
  Storm reserve                    -            500,000          -              -             500,000
  Nine Mile 2 Plant
   operation and maintenance
   expense reserve              (564,549)     2,476,805         46,762 (c)    108,466       1,850,552

  Total Operating
   Reserves                   $2,346,019     $3,964,793     $  457,990     $1,105,395     $ 5,663,407
Reserve for Uncollectible
 Accounts                     $2,000,000     $3,305,977     $    -         $3,305,977     $ 2,000,000
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

                                                            F-4

                                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION                    SCHEDULE II
                                                        RESERVES                                     Sheet 1
                                              YEAR ENDED DECEMBER 31, 1995
   Column A                   Column B                Column C               Column D       Column E
                                                      Additions
                                                            Charged to       Payments       Balance
                              Balance at     Charged to       other          charged         at end
                              beginning       cost and      accounts -          to             of
Description                   of period       expenses       describe        reserves        period
Operating Reserves:
  Reserve for injuries
   and damages                $1,770,126     $  907,300     $   79,200 (a) $  181,562     $2,575,064
  Workers compensation
   deductible                  1,077,391         -           1,454,000 (b)    344,886      2,186,505
  Pensions and benefits
   carrying charge reserve       465,338         -            (465,338)(c)      -              -
  Storm Reserve                  500,000         -               -              -            500,000
  Nine Mile 2 Plant
   miscellaneous reserves      1,850,552      2,137,029         23,526 (d)  3,248,575        762,532

Total Operating Reserves      $5,663,407     $3,044,329     $1,091,388     $3,775,023     $6,024,101

Reserve for Uncollectible
 Accounts                     $2,000,000     $3,220,608     $    -         $2,720,608     $2,500,000

Notes:
 (a)  Charged to clearing account for costs of operation of automobiles, trucks, etc., and subsequently distributed, together with other costs of operation and maintenance, to various asset and expense accounts.
 (b)  Charged to clearing account for workers compensation insurance and subsequently distributed, together with other insurance premium costs, to various asset and expense accounts.
 (c)  The pensions and benefits carrying charge reserve has been reclassified as a regulatory liability.
 (d)  Charged to regulatory asset account representing future recovery from ratepayers.

                                                            F-3

                                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION                    SCHEDULE II
                                                        RESERVES                                     Sheet 3
                                              YEAR ENDED DECEMBER 31, 1993
   Column A                   Column B                Column C               Column D       Column E
                                                      Additions
                                                            Charged to       Payments       Balance
                              Balance at     Charged to       other          charged         at end
                              beginning       cost and      accounts -          to             of
Description                   of period       expenses       describe        reserves        period
Operating Reserves:
  Reserve for injuries
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

                                                            F-5
