Form 10-Q
period 1996-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1996-05-13
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................March 31, 1996
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,554,987 shares outstanding as of April 30, 1996.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX





       PART I - FINANCIAL INFORMATION                                 PAGE

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended March 31, 1996 and 1995                   1-2

         Consolidated Balance Sheet - March 31, 1996
          and December 31, 1995                                        3-4

         Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1996 and 1995                   5-6

         Notes to Consolidated Financial Statements                     7

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                   8-12


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             13

Item 4 - Submission of Matters to a Vote of
          Security Holders                                            13-14

Item 5 - Other Information                                            14-15

Item 6 - Exhibits and Reports on Form 8-K                              15

Signatures                                                             16

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 3 Months Ended
                                                        March 31,
                                                    1996            1995
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  109,306       $ 102,053
 Gas...................................             38,055          38,748
  Total - own territory................            147,361         140,801
 Electric sales to other utilities.....              4,617           3,885
 Gas sales to other utilities..........              1,868            -
          Total Operating Revenues.....            153,846         144,686
Operating Expenses
 Operation:
  Fuel used in electric generation.....             22,641          16,280
  Purchased electricity................              9,712          12,614
  Purchased natural gas................             21,329          22,292
  Other expenses of operation..........             25,123          24,384
 Maintenance...........................              7,137           6,168
 Depreciation and amortization.........             10,707          10,487
 Taxes, other than income tax..........             17,780          17,475
 Federal income tax....................             12,325          10,782
          Total Operating Expenses.....            126,754         120,482

Operating Income.......................             27,092          24,204

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                153             264
 Federal income tax....................                276             371
 Other - net...........................              1,623           1,579
          Total Other Income
           and Deductions..............              2,052           2,214

Income Before Interest Charges.........             29,144          26,418

Interest Charges
 Interest on mortgage bonds............              4,216           4,216
 Interest on other long-term debt......              2,082           2,177
 Interest on short-term debt...........                 11               6
 Other interest........................                507             420
 Allowance for borrowed funds
  used during construction.............               (124)           (238)
 Amortization of expense on debt.......                252             282
          Total Interest Charges.......              6,944           6,863

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 3 Months Ended
                                                        March 31,
                                                   1996            1995
                                                 (Thousands of Dollars)

Net Income............................             22,200          19,555

Premium on Preferred Stock Redemption.                378            -
Dividends Declared on Cumulative
 Preferred Stock......................                808           1,282
Income Available for Common Stock.....             21,014          18,273
Dividends Declared on
 Common Stock.........................              9,215           8,997

Balance Retained in the Business......          $  11,799        $  9,276


Common Stock:
 Average Shares Outstanding (000s)....             17,532          17,280

 Earnings Per Share...................              $1.20           $1.06

 Dividends Declared...................              $.525           $ .52























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                               March 31,       December 31,
                                                 1996             1995

                                                (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................              $1,150,238       $1,149,233
 Gas............................                 141,510          140,341
 Common.........................                  85,045           83,220
 Nuclear fuel...................                  33,004           32,541
                                               1,409,797        1,405,335
 Less: Accumulated depreciation.                 500,253          490,576
       Nuclear fuel amortization                  27,394           26,435
                                                 882,150          888,324
 Construction work in progress..                  52,657           48,770
   Net Utility Plant............                 934,807          937,094

Other Property and
 Investments....................                  14,504           11,332

Current Assets
 Cash and cash equivalents......                  16,820           15,478
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............                  57,760           44,536
 Accrued unbilled utility
  revenues......................                  14,173           15,806
 Other receivables..............                   2,208            4,674
 Fuel, materials and supplies,
  at average cost...............                  27,046           27,590
 Special deposits and
  prepayments...................                  19,837           12,659
   Total Current Assets.........                 137,844          120,743

Deferred Charges
 Regulatory Assets..............                 152,254          159,907
 Unamortized debt expense.......                   5,968            6,080
 Other..........................                  15,267           14,936
   Total Deferred Charges.......                 173,489          180,923

Total Assets....................              $1,260,644       $1,250,092





                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                             March 31,       December 31,
                                               1996             1995
                                            (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1996 - 17,552,299
  1995 - 17,496,051............            $   87,761         $   87,480
 Paid-in capital...............               284,400            282,942
 Retained earnings.............               102,274             90,475
 Capital stock expense.........                (6,407)            (6,658)
   Total Common Stock Equity...               468,028            454,239
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................                21,030             21,030
  Subject to mandatory
   redemption..................                35,000             35,000
    Total Cumulative Preferred
     Stock.....................                56,030             56,030

 Long-term Debt................               359,927            389,245
    Total Capitalization.......               883,985            899,514
Current Liabilities
 Current Redemption of
  preferred stock..............                  -                13,000
 Current maturities
  of long-term debt............                31,208              1,577
 Accounts payable..............                22,704             24,433
 Accrued taxes and interest....                23,664              7,824
 Dividends payable.............                10,022             10,244
 Accrued vacation..............                 4,251              4,157
 Customer deposits.............                 4,003              4,021
 Other.........................                 4,780              6,166
   Total Current Liabilities...               100,632             71,422
Deferred Credits and Other
 Liabilities
 Regulatory Liabilities........                72,537             74,132
 Operating reserves............                 6,260              6,024
 Other.........................                 9,262              9,659
   Total Deferred Credits and
    Other Liabilities..........                88,059             89,815
Accumulated Deferred Income Tax               187,968            189,341
Total Capitalization and
 Liabilities...................            $1,260,644         $1,250,092
                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the 3 Months Ended
                                                         March 31,
                                                    1996            1995
                                                  (Thousands of Dollars)
Operating Activities
  Net Income..........................            $ 22,200        $ 19,555
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization........              11,995          11,510
    Deferred income taxes, net........               2,022             934
    Allowance for equity funds used
     during construction..............                (153)           (264)
    Nine Mile 2 Plant deferred
     finance charges, net.............              (1,214)         (1,214)
    Provision for uncollectibles......               1,052             875
    Accrued pension costs.............              (1,897)         (2,657)
    Deferred gas costs................               3,020           6,166
    Deferred gas refunds..............              (1,608)           (613)
    Other - net.......................               1,036           2,776

  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues.................             (10,177)          1,324
    Fuel, materials and supplies......                 544           4,061
    Special deposits and prepayments..              (7,178)         (7,435)
    Accounts payable..................              (1,729)        (11,668)
    Accrued taxes and interest........              15,840          15,765
    Other current liabilities.........              (1,311)           (113)
  Net cash provided by operating
   activities.........................              32,442          39,002

Investing Activities
  Additions to plant..................              (9,726)         (9,703)
  Allowance for equity funds used
   during construction................                 153             264
  Net additions to plant..............              (9,573)         (9,439)
  Nine Mile 2 Plant decommissioning
   trust fund.........................                (205)           (498)
  Other - net.........................                  34            (639)
  Net cash used in investing
   activities.........................              (9,744)        (10,576)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the 3 Months Ended
                                                          March 31,
                                                     1996            1995
                                                   (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
     Long-term debt...................                 529           1,000
     Common stock.....................               1,739           1,741
   Repayments of short-term debt......                -             (3,000)
   Retirement and redemption of
    long-term debt....................                (234)           (146)
   Retirement and redemption of
    cumulative preferred stock........             (13,000)           -
   Dividends paid on cumulative
    preferred and common stock........             (10,244)        (10,247)
   Issuance and redemption costs......                 (16)             (2)
   Redemption premium on cumulative
    preferred stock...................                (130)           -
   Net cash used in financing
    activities........................             (21,356)        (10,654)

Net Change in Cash and Cash
 Equivalents..........................               1,342          17,772
Cash and Cash Equivalents -
 Beginning Year.......................              15,478           5,792

Cash and Cash Equivalents -
 End of Period........................            $ 16,820        $ 23,564


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized)......................            $  1,193         $ 1,061
   Federal income tax paid............                 200             600









                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  Notes to Consolidated Financial Statements

1.   General

The accompanying consolidated financial statements of Central
 Hudson Gas & Electric Corporation (herein the Registrant or the Company) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1995. Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

2.   Commitments and Contingencies

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in
 Note 8 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report. The Financial Accounting Standards Board (FASB) has issued an exposure draft entitled "Accounting for Certain Liabilities related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. If the accounting standard proposed in such exposure draft were adopted, it may result in higher annual provisions for decommissioning to be recognized earlier in the operating life of nuclear units and an accelerated recognition of the decommissioning obligation. The FASB will be deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. Registrant can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of Registrant. Except as what is disclosed above and in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1996, and in any Current Report, on Form 8-K, filed in 1996, there have been no material changes in the subject matters discussed in said Note 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 1996, cash expenditures, related to the construction program of the Company, amounted to $9.5 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $9.6 million includes the debt portion of $124,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, entitled "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources and proceeds of $1.7 million from the issuance of 56,248 shares of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan.

The Company optionally redeemed all of its outstanding shares of 7.72% Cumulative Preferred Stock on January 1, 1996 at a redemption price of $101.00 per share. The $13.1 million redemption price paid and associated costs were funded through internal sources.

On May 1, 1996, the Company optionally redeemed $30 million of the Company's First Mortgage Bonds, 8 3/4% Series due 2001 at a redemption price of 102.07% of the principal amount. The $30.6 million total cash requirements were financed from short-term borrowings and the liquidation of temporary cash investments.

The growth of retained earnings in the first three months of 1996 contributed to the increase in the book value of common stock from $25.96 at December 31, 1995 to $26.67 at March 31, 1996.
 The combined effect of the sales of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan, the redemption of the Company's 7.72% Cumulative Preferred Stock, and the growth of retained earnings in the first three months of 1996 contributed to the increase in the common equity ratio from 49.7% at December 31, 1995 to 51.1% at March 31, 1996.

The Company has $51.5 million of committed short-term credit facilities available. It also has uncommitted short-term credit facilities with four banks, one for $50 million, another for $30 million, and two for $25 million each. Authorization from the Public Service Commission of the State of New York (PSC), however, limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate. At March 31, 1996, the Company had no short-term debt outstanding. Investments in short-term securities were $12.1 million at the end of March 1996.

EARNINGS PER SHARE

Earnings per share of common stock were $1.20 for the first quarter of 1996, as compared to $1.06 for the first quarter of 1995, an increase of 13%.

The increase in earnings per share for the quarter ended
 March 31, 1996, as compared to the same period in 1995, resulted primarily from increased electric and gas net operating revenues attributable largely to increased sales occurring because of colder winter weather experienced in the first quarter of 1996 when compared to the same period in 1995. This favorable variance was partially offset by increased operation and maintenance costs in 1996 resulting primarily from increased storm restoration costs and increased employee payroll and fringe benefit costs largely because of an increase in overtime paid to storm repair crews. Earnings per share in the first quarter of 1996, when compared to the comparable period in 1995, were also unfavorably affected by an increase in the number of shares of common stock outstanding, increased depreciation costs, decreased AFDC on capital expenditures, and decreased earnings from subsidiary companies.


RESULTS OF OPERATIONS

The following table reports the variation in the results of
 operations for the three months ended March 31, 1996 compared to the same period for 1995:
                                            3 MONTHS ENDED MARCH 31,
                                                                INCREASE
                                           1996         1995   (DECREASE)
                                              (Thousands of Dollars)

Operating Revenues                       $153,846     $144,686    $  9,160
Operating Expenses                        126,754      120,482       6,272
Operating Income                           27,092       24,204       2,888
Other Income & Deductions                   2,052        2,214        (162)
Income before Interest Charges             29,144       26,418       2,726
Interest Charges                            6,944        6,863          81

Net Income                                 22,200       19,555       2,645
Premium on Preferred Stock
 Redemption                                   378         -            378
Dividends Declared on Cumulative
 Preferred Stock                              808        1,282        (474)
Income Available for Common Stock        $ 21,014     $ 18,273    $  2,741

OPERATING REVENUES

Operating revenues increased $9.2 million (6%) for the first quarter of 1996 as compared to the first quarter of 1995.
 Details of these revenue changes by electric and gas departments are as follows:



                              INCREASE (DECREASE) FROM PRIOR PERIOD
                                           FIRST QUARTER
                                ELECTRIC                     GAS
                                      (Thousands of Dollars)

Customer Sales                  $ 6,755                   $ 1,456*
Sales to Other
 Utilities                          732                     1,868
Fuel and Gas Cost
 Adjustment                         604                    (2,701)
Deferred Revenues                   (25)                      858
Miscellaneous                       (81)                     (306)**
                                $  7,985                  $ 1,175



 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.


Revenues collected from or credited to customers under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

During the month of March 1996, the Company began selling natural gas to third parties who in turn resell the natural gas to their customers. These sales totaled $1.9 million for the first quarter of 1996. Of the profits realized from these gas sales for resale, 85% are returned to firm gas customers through the Gas Adjustment Clause and 15% are retained by the Company.

SALES

Total kilowatt-hour sales of electricity within the Company's service territory increased 7%, while firm sales of natural gas increased 21%, for the first quarter of 1996 as compared to the first quarter of 1995. Changes in sales from last year by major customer classifications are set forth below:

                          INCREASE (DECREASE) FROM PRIOR PERIOD
                                        FIRST QUARTER
                               ELECTRIC                   GAS
    Residential                     12%                    22%
    Commercial                       7                     21
    Industrial                      (1)                    30
    Interruptible                   N/A                   (84)
    Transportation of
     Customer-owned Gas             N/A                     7

Billing degree days were 25% higher for the quarter ended
 March 31, 1996 than for the same period last year.

Sales of electricity to residential customers in the first quarter of 1996 increased 12% from the comparable prior year period due to the combined effect of an 11% increase in usage per customer and a 1% increase in the number of customers. Commercial sales in the first quarter of 1996 increased 7% as compared to last year due to the combined effect of a 5% increase in usage per customer and a 2% increase in the number of customers. Electric sales to industrial customers decreased 1% due primarily to a decline in usage by a large cement company.

Sales of gas to residential customers for the first quarter of
 1996 increased 22% due to the combined effect of a 20% increase in usage per customer and a 2% increase in the number of customers. Sales of gas to commercial customers for the first quarter of 1996 increased 21% due to the combined effect of an 18% increase in usage per customer and a 3% increase in the
 number of customers.   Firm gas sales to industrial customers
 increased 30% for the first quarter of 1996, due primarily to an increase in usage by a large industrial customer.

Interruptible gas sales decreased 84% in the first quarter of 1996 due primarily to the decrease in natural gas sold to the other cotenant owners in the 1,200 MW Roseton Steam Electric Generating Plant (Roseton Plant) for use as a boiler fuel at that plant.

Transportation gas volumes increased 7% for the first quarter of 1996 attributable primarily to increased gas transportation service provided to IBM.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months ended March 31, 1996 compared to the same period for the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                             FIRST QUARTER
                                            AMOUNT        PERCENT
                                          (Dollars in Thousands)
  Fuel and Purchased
   Electricity                            $  3,459          12%
  Purchased Natural Gas                       (963)         (4)
  Other Expenses of Operation                  300           1
  Maintenance                                1,329          25
  Nine Mile 2 Plant Operation
   and Maintenance                              79           2
  Depreciation and Amortiza-
   tion                                        220           2
  Taxes, Other than
   Federal Income Tax                          305           2
  Federal Income Tax                         1,543          14
       Total                              $  6,272           5%


The cost of fuel and purchased electricity increased $3.5 million
 (12%) for the first quarter of 1996 due primarily to the net effect of a 21% increase in electric generation and a 29% decrease in purchased electricity. Overall, total system output was up 4%.

Purchased natural gas costs decreased $963,000 (4%) for the first quarter of 1996 due principally to lower interruptible gas sales including gas used as boiler fuel.

Maintenance expenses increased $1.3 million (25%) for the first quarter of 1996 due largely to increased storm costs in 1996.

Federal income taxes increased $1.5 million (14%) for the first quarter of 1996 resulting primarily from increased pre-tax operating income.

COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 29 of Exhibit 13 to the 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies. On March 22, 1996, the Board of Directors of the Company declared a quarterly dividend of $.525 per share, payable May 1, 1996 to shareholders of record as of April 10, 1996.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Asbestos Litigation. For a discussion of suits against Registrant involving asbestos, see the caption "Legal Proceedings
- - Asbestos Litigation" in Item 3, Part I of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("10-K Report").

     Since 1987, Registrant has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Court for the Southern District of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. As of April 22, 1996, Registrant has been a defendant in approximately 830 such individual lawsuits. Many of these lawsuits have been disposed of without any payment by Registrant, or for immaterial amounts. While the amounts specified in all the remaining lawsuits total several billions of dollars, it is Registrant's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on Registrant's financial position. However, if Registrant were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of Registrant if Registrant could not recover all or a substantial portion thereof in rates. Registrant's insurance does not extend to punitive damages.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Annual Meeting of Shareholders. Registrant's Annual Meeting of Shareholders was held on April 2, 1996. The following matters were voted upon at such meeting:

          (a) Election of Directors. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The number of shares voted for each such director, and the number of shares withheld for each such director, (out of a total number of shares voted of 15,058,472) are as follows:

Name of Director                     Shares For       Shares Withheld

L. Wallace Cross                     14,887,815           170,657
Jack Effron                          14,649,929           408,543
Frances D. Fergusson                 14,873,910           184,562
Heinz K. Fridrich                    14,885,528           172,944
Edward F.X. Gallagher                14,893,001           165,471
Paul J. Ganci                        14,652,957           405,515
Charles LaForge                      14,892,601           165,871
John E. Mack III                     14,652,485           405,987
Edward P. Swyer                      14,893,390           165,082

          (b) Independent Accountants.  The appointment by the
Board of Directors of Price Waterhouse LLP as Registrant's
Independent Accountants for the year 1996 was ratified by a vote of the shareholders as follows:

Shares For  Shares Against   Shares Abstaining  Broker Non-Votes

14,855,738        64,709               138,025                N/A

Item 5.  Other Information.

     Competition. Reference is made to the caption "Business - Other Matters - Competition" in Item 1 of Part I of Registrant's 10-K Report for a discussion with respect to competition as it generally affects Registrant, with respect to electric and natural gas service, Registrant's response to such competition, and the PSC Competitive Opportunities Proceeding currently underway.
          On March 28, 1996, the Public Service Commission of the State of New York ("PSC") issued an Opinion and Order adopting policies to address the restructuring of the natural gas market in New York State, designed to open up local natural gas markets to competition and thereby allow residential, small business and commercial/industrial users the ability to purchase their gas supplies from sources other than the local utility. Among other provisions of the restructuring plan, smaller customers, such as residential and small business customers, may join together, or "aggregate", to purchase their gas supplies from third parties. Pursuant to such PSC policies, Registrant filed tariffs complying with the PSC's directives on April 26, 1996 and such tariffs became effective on a temporary basis on May 1, 1996. Registrant's filing is subject to the PSC's review for approval on a permanent basis.

          On April 24, 1996, the Federal Energy Regulatory Commission released Order No. 888, Order No. 889, and a Notice of Proposed Rulemaking ("NOPR"). The two Orders are to become effective 60 days after their publication in the Federal Register, and will have the effect of (i) requiring electric utilities (including Registrant) to open their transmission lines to competitors, while allowing recovery of certain "stranded costs," and (ii) requiring electric utilities (including Registrant) to establish electronic systems to share information about available transmission capacity, subject to certain standards of conduct. The NOPR proposes a new system for electric utilities (including Registrant) to use in reserving capacity on their own and others' transmission lines. Registrant is currently studying said Orders and NOPR, and cannot predict at this time their ultimate effects on the operation of Registrant's electric business. However, Registrant notes that the Orders will require the functional (as opposed to actual) unbundling of Registrant's wholesale generation and transmission services.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:


        Exhibit No.
      Regulation S-K
         Item 601
        Designation             Exhibit Description

             (3)                   Articles of Incorporation and
                                   Bylaws:

                 (ii) 1 --         Bylaws in effect on the date of
                                   this Report.

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

                            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                           (Registrant)


                            By:
                                           Donna S. Doyle
                                             Controller
                                    Authorized Officer and Chief
                                          Accounting Officer

Dated: May 13, 1996

































                                    - 16 -
/PAGE