Form 10-Q
period 1996-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1996-08-07
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................June 30, 1996
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,554,987 shares outstanding as of July 31, 1996.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX





       PART I - FINANCIAL INFORMATION                                 PAGE

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended June 30, 1996 and 1995                    1-2

         Consolidated Statement of Income -
          Six Months Ended June 30, 1996 and 1995                      3-4

         Consolidated Balance Sheet - June 30, 1996
          and December 31, 1995                                        5-6

         Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1996 and 1995                      7-8

         Notes to Consolidated Financial Statements                    9

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                  10-17


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            18-20

Item 5 - Other Information                                            21

Item 6 - Exhibits and Reports on Form 8-K                             22

Signatures

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 3 Months Ended
                                                        June 30,
                                                    1996            1995
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $   93,875       $  91,570
 Gas...................................             20,651          25,293
  Total - own territory................            114,526         116,863
 Electric sales to other utilities.....              1,942           1,755
 Gas sales to other utilities..........                526            -
          Total Operating Revenues.....            116,994         118,618
Operating Expenses
 Operation:
  Fuel used in electric generation.....             10,220          11,232
  Purchased electricity................             15,052          14,487
  Purchased natural gas................              9,046          14,043
  Other expenses of operation..........             24,988          24,473
 Maintenance...........................              7,945           7,158
 Depreciation and amortization.........             10,710          10,488
 Taxes, other than income tax..........             16,042          16,337
 Federal income tax....................              6,625           5,669
          Total Operating Expenses.....            100,628         103,887

Operating Income.......................             16,366          14,731

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                153             231
 Federal income tax....................                667            (174)
 Other - net...........................                499           3,128
          Total Other Income
           and Deductions..............              1,319           3,185

Income Before Interest Charges.........             17,685          17,916

Interest Charges
 Interest on mortgage bonds............              3,778           4,215
 Interest on other long-term debt......              2,161           2,335
 Interest on short-term debt...........                131              -
 Other interest........................                500             435
 Allowance for borrowed funds
  used during construction.............               (123)           (208)
 Amortization of expense on debt.......                235             283
          Total Interest Charges.......              6,682           7,060

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 3 Months Ended
                                                        June 30,
                                                   1996            1995
                                                 (Thousands of Dollars)

Net Income............................             11,003          10,856

Dividends Declared on Cumulative
 Preferred Stock......................                808           1,282
Income Available for Common Stock.....             10,195           9,574
Dividends Declared on
 Common Stock.........................              9,304           9,120

Balance Retained in the Business......          $     891        $    454


Common Stock:
 Average Shares Outstanding (000s)....             17,555          17,347

 Earnings Per Share...................              $ .58           $ .55

 Dividends Declared...................              $ .53           $.525
























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 6 Months Ended
                                                        June 30,
                                                    1996            1995
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  203,182       $ 193,624
 Gas...................................             58,706          64,041
  Total - own territory................            261,888         257,665
 Electric sales to other utilities.....              6,559           5,640
 Gas sales to other utilities..........              2,394            -
          Total Operating Revenues.....            270,841         263,305
Operating Expenses
 Operation:
  Fuel used in electric generation.....             32,861          27,512
  Purchased electricity................             24,765          27,101
  Purchased natural gas................             30,375          36,336
  Other expenses of operation..........             50,110          48,857
 Maintenance...........................             15,083          13,326
 Depreciation and amortization.........             21,417          20,976
 Taxes, other than income tax..........             33,822          33,812
 Federal income tax....................             18,950          16,450
          Total Operating Expenses.....            227,383         224,370

Operating Income.......................             43,458          38,935

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                307             495
 Federal income tax....................                943             197
 Other - net...........................              2,121           4,707
          Total Other Income
           and Deductions..............              3,371           5,399

Income Before Interest Charges.........             46,829          44,334

Interest Charges
 Interest on mortgage bonds............              7,993           8,431
 Interest on other long-term debt......              4,244           4,512
 Interest on short-term debt...........                142               6
 Other interest........................              1,007             855
 Allowance for borrowed funds
  used during construction.............               (247)           (446)
 Amortization of expense on debt.......                487             565
          Total Interest Charges.......             13,626          13,923

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 6 Months Ended
                                                        June 30,
                                                   1996            1995
                                                 (Thousands of Dollars)

Net Income............................             33,203          30,411

Premium on Preferred Stock Redemption.                378            -
Dividends Declared on Cumulative
 Preferred Stock......................              1,615           2,563
Income Available for Common Stock.....             31,210          27,848
Dividends Declared on
 Common Stock.........................             18,519          18,118

Balance Retained in the Business......          $  12,691        $  9,730


Common Stock:
 Average Shares Outstanding (000s)....             17,543          17,313

 Earnings Per Share...................              $1.78           $1.61

 Dividends Declared...................             $1.055          $1.045























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                                June 30,       December 31,
                                                 1996             1995

                                                (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................              $1,153,978       $1,149,233
 Gas............................                 143,345          140,341
 Common.........................                  87,460           83,220
 Nuclear fuel...................                  33,902           32,541
                                               1,418,685        1,405,335
 Less: Accumulated depreciation.                 509,679          490,576
       Nuclear fuel amortization                  28,352           26,435
                                                 880,654          888,324
 Construction work in progress..                  53,682           48,770
   Net Utility Plant............                 934,336          937,094

Other Property and
 Investments....................                  17,250           11,332

Current Assets
 Cash and cash equivalents......                   6,850           15,478
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............                  50,548           44,536
 Accrued unbilled utility
  revenues......................                   9,939           15,806
 Other receivables..............                   1,992            4,674
 Fuel, materials and supplies,
  at average cost...............                  27,468           27,590
 Special deposits and
  prepayments...................                  12,689           12,659
   Total Current Assets.........                 109,486          120,743

Deferred Charges
 Regulatory Assets..............                 150,652          159,907
 Unamortized debt expense.......                   5,588            6,080
 Other..........................                  15,747           14,936
   Total Deferred Charges.......                 171,987          180,923

Total Assets....................              $1,233,059       $1,250,092





                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                              June 30,       December 31,
                                               1996             1995
                                            (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1996 - 17,554,987
  1995 - 17,496,051............            $   87,775         $   87,480
 Paid-in capital...............               284,465            282,942
 Retained earnings.............               103,166             90,475
 Capital stock expense.........                (6,390)            (6,658)
   Total Common Stock Equity...               469,016            454,239
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................                21,030             21,030
  Subject to mandatory
   redemption..................                35,000             35,000
    Total Cumulative Preferred
     Stock.....................                56,030             56,030

 Long-term Debt................               361,166            389,245
    Total Capitalization.......               886,212            899,514
Current Liabilities
 Current redemption of
  preferred stock..............                  -                13,000
 Current maturities
  of long-term debt............                   863              1,577
 Notes payable.................                16,500               -
 Accounts payable..............                18,608             24,433
 Accrued taxes and interest....                11,607              7,824
 Dividends payable.............                10,112             10,244
 Accrued vacation..............                 4,251              4,157
 Customer deposits.............                 3,884              4,021
 Other.........................                 4,689              6,166
   Total Current Liabilities...                70,514             71,422
Deferred Credits and Other
 Liabilities
 Regulatory Liabilities........                70,872             74,132
 Operating reserves............                 6,459              6,024
 Other.........................                 9,306              9,659
   Total Deferred Credits and
    Other Liabilities..........                86,637             89,815
Accumulated Deferred Income Tax               189,696            189,341
Total Capitalization and
 Liabilities...................            $1,233,059         $1,250,092
                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the 6 Months Ended
                                                          June 30,
                                                    1996            1995
                                                  (Thousands of Dollars)
Operating Activities
  Net Income..........................            $ 33,203        $ 30,411
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization........              23,970          22,572
    Deferred income taxes, net........               5,547           6,072
    Allowance for equity funds used
     during construction..............                (307)           (495)
    Nine Mile 2 Plant deferred
     finance charges, net.............              (2,428)         (2,428)
    Provision for uncollectibles......               1,877           1,750
    Accrued pension costs.............              (3,601)         (5,314)
    Deferred gas costs................               1,582           6,490
    Deferred gas refunds..............              (1,788)         (1,526)
    Other - net.......................               1,304          (2,572)

  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues.................                 660            (149)
    Fuel, materials and supplies......                 122           4,139
    Special deposits and prepayments..                 (30)           (309)
    Accounts payable..................              (5,825)         (9,357)
    Accrued taxes and interest........               3,783           3,827
    Other current liabilities.........              (1,520)            340
  Net cash provided by operating
   activities.........................              56,549          53,451

Investing Activities
  Additions to plant..................             (21,321)        (20,840)
  Allowance for equity funds used
   during construction................                 307             495
  Net additions to plant..............             (21,014)        (20,345)
  Proceeds from sale of long-term
   investments........................                -              1,299
  Nine Mile 2 Plant decommissioning
   trust fund.........................                (591)           (981)
  Other - net.........................                  67            (725)
  Net cash used in investing
   activities.........................             (21,538)        (20,752)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the 6 Months Ended
                                                           June 30,
                                                     1996            1995
                                                   (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
     Long-term debt...................               1,240           1,000
     Common stock.....................               1,818           3,515
   Repayments of short-term debt......                -             (3,000)
   Borrowings of short-term debt......              16,500            -
   Retirement and redemption of
    long-term debt....................             (30,289)           (289)
   Retirement and redemption of
    cumulative preferred stock........             (13,000)           -
   Dividends paid on cumulative
    preferred and common stock........             (20,266)        (20,525)
   Issuance and redemption costs......                 488              (3)
   Redemption premium on cumulative
    preferred stock...................                (130)           -
   Net cash used in financing
    activities........................             (43,639)        (19,302)

Net Change in Cash and Cash
 Equivalents..........................              (8,628)         13,397
Cash and Cash Equivalents -
 Beginning Year.......................              15,478           5,792

Cash and Cash Equivalents -
 End of Period........................            $  6,850        $ 19,189


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized)......................            $ 13,219         $13,112
   Federal income tax paid............               7,875           6,100









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

2.   Commitments and Contingencies

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in
 Note 8 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report. The Financial Accounting Standards Board (FASB) has issued an exposure draft entitled "Accounting for Certain Liabilities related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. If the accounting standard proposed in such exposure draft were adopted, it may result in higher annual provisions for decommissioning to be recognized earlier in the operating life of nuclear units and an accelerated recognition of the decommissioning obligation. The FASB will be deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. Registrant can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of Registrant. Except as what is disclosed above and in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 1996, the Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1996 and in any Current Report, on Form 8-K, filed in 1996, there have been no material changes in the subject matters discussed in said Note 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1996, cash expenditures, related to the construction program of the Company, amounted to $20.8 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $ 21.0 million includes the debt portion of $247,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, entitled "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources and proceeds of $1.8 million from the issuance of 58,936 shares of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan.

On May 1, 1996, the Company optionally redeemed $30 million of its 8 3/4% Series of First Mortgage Bonds due 2001 at a redemption price of 102.07% of the principal amount. The $30.6 million total cash requirement was financed from short-term borrowings and the liquidation of temporary cash investments.

The growth of retained earnings in the first six months of 1996 contributed to the increase in the book value of common stock from $25.96 at December 31, 1995 to $26.72 at June 30, 1996.
 The combined effect of the sales of common stock under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and the Company's Customer Stock Purchase Plan, the redemption of the Company's 7.72% Cumulative Preferred Stock and 8 3/4% Series of First Mortgage Bonds, and the growth of retained earnings in the first six months of 1996 contributed to the increase in the common equity ratio from 49.7% at December 31, 1995 to 51.9% at June 30, 1996.

The Company has $51.5 million of committed short-term credit facilities available as of June 30, 1996. It also has uncommitted short-term credit facilities with four banks, one for $50 million, another for $30 million, and two for $25 million each. There was $16.5 million of short-term debt outstanding at June 30, 1996 related to the uncommitted short-term credit facilities. Authorization from the Public Service Commission of the State of New York (PSC), limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate. Investments in short-term securities were $.5 million at the end of June 1996.

EARNINGS PER SHARE

Earnings per share of common stock were $.58 for the second quarter of 1996, as compared to $.55 for the second quarter of 1995, an increase of 5%. Earnings per share of common stock were $1.78 for the six months ended June 30, 1996, as compared to $1.61 for the six months ended June 30, 1995, an increase of 11%.

The increase in earnings per share for the quarter ended June 30, 1996, as compared to the same period in 1995, resulted primarily from increased electric and gas net operating revenues attributable largely to increased sales, of which $.06 relates to the increase in heating and cooling degree days experienced in the second quarter of 1996 as compared to the same period in 1995. Also contributing to the increase in earnings per share was a decrease in preferred stock dividends in 1996 resulting from the optional redemption of all outstanding shares of 7.44% and 7.72% Series Cumulative Preferred Stock in October 1995 and January 1996, respectively. This favorable variation was substantially offset by one-time charges associated with the optional redemption in May 1996 of $30 million of 8 3/4% Series First Mortgage Bonds at a redemption price of 102.07% of the principal amount, increased operation and maintenance costs in 1996 resulting primarily from an increase in maintenance costs associated with the Company's electric generating plants, and the inclusion in 1995 of a $.03 per share non-recurring gain on the sale of long-term stock investments. Earnings per share were also impacted by the net effect of various other items, including increased depreciation costs, decreased interest income, and decreased AFUDC on capital expenditures, which were partially offset by a decrease in interest expense.

The increase in per share earnings for the six months ended June
 30, 1996 as compared to the same period in 1995 resulted primarily from increased electric and gas net operating revenues attributable largely to increased sales occurring because of unseasonable weather experienced in the first and second quarters of 1996, when compared to the same periods in 1995. Also contributing to the increase in six-month earnings was decreased preferred stock dividends in 1996 resulting from the optional redemption of all outstanding shares of the Company's 7.44% and 7.72% Series Cumulative Preferred Stock in October 1995 and January 1996, respectively.

 The favorable variance in this six-month period was partially offset by increased operation and maintenance costs in 1996 primarily from increased storm restoration costs and increased maintenance costs associated with the Company's electric generating plants. The six-month period was also impacted unfavorably by the one-time charges associated with the May 1996 optional redemption of $30 million of the Company's 8 3/4% Series First Mortgage Bonds and the 1995 non-recurring gain on the sale of long-term stock investments.

RESULTS OF OPERATIONS

The following table reports the variation in the results of
 operations for the three months ended June 30, 1996 compared to the same period for 1995:
                                            3 MONTHS ENDED JUNE 30,
                                                                INCREASE
                                           1996         1995   (DECREASE)
                                              (Thousands of Dollars)

Operating Revenues                       $116,994     $118,618    $ (1,624)
Operating Expenses                        100,628      103,887      (3,259)
Operating Income                           16,366       14,731       1,635
Other Income & Deductions                   1,319        3,185      (1,866)
Income before Interest Charges             17,685       17,916        (231)
Interest Charges                            6,682        7,060        (378)

Net Income                                 11,003       10,856         147
Dividends Declared on Cumulative
 Preferred Stock                              808        1,282        (474)
Income Available for Common Stock        $ 10,195     $  9,574    $    621

                                            6 MONTHS ENDED JUNE 30,
                                                                INCREASE
                                           1996         1995   (DECREASE)
                                              (Thousands of Dollars)

Operating Revenues                       $270,841     $263,305    $  7,536
Operating Expenses                        227,383      224,370       3,013
Operating Income                           43,458       38,935       4,523
Other Income & Deductions                   3,371        5,399      (2,028)
Income before Interest Charges             46,829       44,334       2,495
Interest Charges                           13,626       13,923        (297)

Net Income                                 33,203       30,411       2,792
Premium on Preferred Stock
 Redemption                                   378         -            378
Dividends Declared on Cumulative
 Preferred Stock                            1,615        2,563        (948)
Income Available for Common Stock        $ 31,210     $ 27,848    $  3,362

OPERATING REVENUES

Operating revenues decreased $1.6 million (1%) for the second quarter of 1996 as compared to the second quarter of 1995 and increased $7.5 million (3%) for the six months ended June 30, 1996. Details of these revenue changes by electric and gas departments are as follows:

                           INCREASE (DECREASE) FROM PRIOR PERIOD
                            SECOND QUARTER               SIX MONTHS
                           Electric    Gas           Electric        Gas
                                       (Thousands of Dollars)
Customer Sales            $ 3,969     $(3,794) *     $ 10,724     $(2,338)*
Sales to Other
 Utilities                    187         526             919       2,394
Fuel and Gas Cost
 Adjustment                (1,560)     (1,054)           (956)     (3,755)
Deferred Revenues             117         (12)             92         846
Miscellaneous                (221)        218 **         (302)        (88)**
                          $ 2,492     $(4,116)       $ 10,477     $(2,941)

 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected from or credited to customers under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

During the month of March 1996, the Company began selling natural gas to third parties who in turn resell the natural gas to their customers. These sales totaled $526,000 for the second quarter of 1996 and $2.4 million for the six months ended June 30, 1996. Of the profits realized from these gas sales for resale, 85% are returned to firm gas customers through the Gas Adjustment Clause and 15% are retained by the Company.

SALES

Total kilowatt-hour sales of electricity within the Company's service territory increased 5%, while firm sales of natural gas increased 12%, for the second quarter of 1996 as compared to the second quarter of 1995. For the six months ended June 30, 1996, electric sales increased 6% and firm gas sales increased 18% compared to the same period last year. Changes in sales from last year by major customer classifications are set forth below:

                          INCREASE (DECREASE) FROM PRIOR PERIOD
                           SECOND QUARTER               SIX MONTHS
                          Electric      Gas           Electric    Gas
    Residential              7 %        13 %           10 %       19 %
    Commercial               3           9              5         17
    Industrial               3           8              1         21
    Interruptible           N/A        (81)             N/A      (82)
    Transportation of
     Customer-owned
     Gas                    N/A        162              N/A       44

Billing degree days were 14% higher for the quarter ended June
 30, 1996 and 21% higher for the six months ended June 30, 1996 when compared to the same periods in 1995.

Sales of electricity to residential customers in the second quarter of 1996 increased 7% from the comparable prior year period due to the combined effect of a 6% increase in usage per customer and a 1% increase in the number of customers. Commercial sales in the second quarter of 1996 increased 3% as compared to last year due to the combined effect of a 2% increase in the number of customers and a 1% increase in usage per customer. Electric sales to industrial customers increased 3% in the second quarter of 1996 due primarily to an increase in usage by a large industrial customer.

For the six months ended June 30, 1996, sales of electricity to residential customers increased 10% due to the combined effect of a 9% increase in usage per customer and a 1% increase in the number of customers. Sales to commercial customers increased 5% due to the combined effect of a 3% increase in usage per customer and a 2% increase in the number of customers.

 Electric sales to industrial customers increased 1% for such six-month period due primarily to an increase in usage by a large industrial customer.

Sales of gas to residential customers for the second quarter of
 1996 increased 13% due to the combined effect of a 12% increase in usage per customer and a 1% increase in the number of customers. Sales of gas to commercial customers for the second quarter of 1996 increased 9% due primarily to a 24% increase in sales to a large commercial customer. Excluding this effect, sales to commercial customers increased 8% due to the combined effect of a 6% increase in usage per customer and a 2% increase
 in the number of customers.   Firm gas sales to industrial
 customers increased 8% for the second quarter of 1996 when compared to the same period in 1995, due primarily to an increase in usage by a large industrial customer.

For the six months ended June 30, 1996, residential gas sales increased 19% due to the combined effect of an 18% increase in usage per customer and a 1% increase in the number of customers. Commercial gas sales increased 17% due to the combined effect of a 14% increase in usage per customer and a 3% increase in the number of customers. Firm gas sales to industrial customers for the six months ended June 30, 1996 increased 21% due largely to increases in usage by two large industrial customers.

Interruptible gas sales decreased 81% in the second quarter of 1996 and 82% for the six months ended June 30, 1996 due primarily to the decrease in natural gas sold to the other cotenant owners of the 1,200 MW Roseton Steam Electric
 Generating Plant for use as boiler fuel at that plant.

Transportation gas volumes increased 162% for the second quarter and increased 44% for the six months ended June 30, 1996 due primarily to increased gas transportation service provided to a large industrial customer.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months and six months ended June 30, 1996 compared to the same periods for the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                  SECOND QUARTER            SIX MONTHS
                                 Amount      Percent     Amount     Percent
                                        (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity                    $  (447)      (2) %     $  3,013      6 %
 Purchased Natural Gas            (4,997)     (36)         (5,961)   (16)
 Other Expenses of
  Operation                          315        2             613      1
 Maintenance                         901       14           2,232     19
 Nine Mile 2 Plant Operation
  and Maintenance                     86        2             165      2
 Depreciation and Amortiza-
  tion                               222        2             441      2
 Taxes, Other than
  Federal Income Tax                (295)      (2)             10      0
 Federal Income Tax                  956       17           2,500     15
      Total                      $(3,259)      (3) %     $  3,013      1 %

The cost of fuel and purchased electricity increased $3.0 million
 (6%) for the six months ended June 30, 1996 resulting primarily from increased supply requirements to meet customer loads.
 Overall, total system output was up 3%.

Purchased natural gas costs decreased $5.0 million (36%) for the second quarter of 1996 and $6.0 million (16%) for the six months ended June 30, 1996 resulting primarily from lower interruptible gas sales for usage as boiler fuel.

Maintenance expenses increased $901,000 (14%) for the second quarter of 1996 and $2.2 million (19%) for the six months ended June 30, 1996 due largely to increased costs associated with the maintenance of the Company's electric generating plants. The six-month period was further impacted by increased costs resulting from storm restoration efforts in 1996.

Federal income taxes increased $956,000 (17%) for the second quarter of 1996 and increased $2.5 million (15%) for the six months ended June 30, 1996 resulting primarily from increased pre-tax operating income when compared to the same periods in 1995.

OTHER INCOME AND DEDUCTIONS AND PREFERRED STOCK DIVIDENDS

Other income and deductions decreased $1.9 million (59%) for the second quarter of 1996 and $2.0 million (38%) for the six months ended June 30, 1996. These decreases were due largely to $1.1 million of one-time charges associated with the optional redemption of $30 million 8 3/4% Series of First Mortgage Bonds in May 1996 and the 1995 non-recurring gain on the sale of long-term stock investments.

Preferred stock dividends decreased by $474,000 (37%) for the second quarter of 1996 and $948,000 37% for the six months ended June 30, 1996 resulting from the optional redemption of all outstanding shares of the Company's 7.44% and 7.72% Series Cumulative Preferred Stock in October 1995 and January 1996, respectively.

COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 29 of Exhibit 13 to the 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies.
 On June 28, 1996, the Board of Directors of the Company declared a quarterly dividend of $.530 per share, payable August 1, 1996 to shareholders of record as of July 10, 1996, representing an increase of $.005, or 1%, over the $.525 per share level established one year ago. The Company presently intends to increase future dividends by a modest amount if and to the extent supported by sustained earnings growth, while at the same time gradually reducing the Company's payout ratio; however, any determination of future dividend declarations, and the amounts and dates of such dividends, will depend on the circumstances known at the time of consideration of such declaration.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 Asbestos Litigation. For a discussion of suits against Registrant involving asbestos, see the caption "Legal Proceedings
- - Asbestos Litigation" in Item 3, Part I of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("10-K Report") and the caption "Legal Proceedings - Asbestos Litigation" in Item 1, Part II of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 ("10-Q Report").

 Since 1987, Registrant has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Court for the Southern District of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. As of August 6, 1996, Registrant has been a defendant in
approximately 874 such individual lawsuits.   Many of these
lawsuits have been disposed of without any payment by Registrant, or for immaterial amounts. While the amounts specified in all the remaining lawsuits total several billions of dollars, it is Registrant's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on Registrant's financial position. However, if Registrant were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of Registrant if Registrant could not recover all or a substantial portion thereof in rates. Registrant's insurance does not extend to punitive damages.

Item 5.  Other Information.

 Competition. Reference is made to the caption "Business - Other Matters - Competition" in Item 1 of Part I of Registrant's 10-K Report and to the caption "Other Information - Competition in Item 5, Part II of Registrant's 10-Q Report for discussions with respect to competition as it generally affects Registrant, with respect to electric and natural gas service, Registrant's response to such competition, the restructuring of the natural gas market in New York State, the Federal Energy Regulatory Commission's so-called "NOPR", and the Public Service Commission of the State of New York's ("PSC") Competitive Opportunities Proceeding.

 Reference is made to Registrant's Current Report on Form 8-K dated June 11, 1996, which discussed the pertinent aspects of an Opinion and Order issued by the PSC on May 20, 1996 in the Competitive Opportunities Proceeding, in which the PSC set forth its policy direction with respect to competition in the electric industry in New York State.

 Merger of Affiliates. Reference is made to the caption "Business - Other Matters - Affiliates" in Item 1, Part I of Registrant's 10-K report for a discussion of a petition filed by Registrant with the PSC seeking approvals related to the merger of two of Registrant's affiliates, Central Hudson Cogeneration, Inc. and Central Hudson Enterprises Corporation.

 On May 22, 1996, the PSC issued an order that, among other things, granted permission for the assignment of certain assets of Central Hudson Cogeneration, Inc. to Central Hudson Enterprises Corporation, clearing the way for a merger of the two affiliates. On June 28, 1996, a Certificate of Merger evidencing the merger of Central Hudson Cogeneration, Inc. into Central Hudson Enterprises Corporation, with the latter being the surviving corporation, was filed with the office of the Secretary of State of the State of New York, effecting such merger as of June 30, 1996.

 Rate Proceedings - Gas. Reference is made to Part I, Item 1 of Registrant's 10-K Report, the caption "Business - Rates - Rate Proceedings - Electric and Gas" therein, and the portion of
Exhibit 13 to the 10-K Report referenced therein for information regarding the Registrant's most recent gas case filed with the PSC.

 On June 25, 1996, the Administrative Law Judge ("ALJ") presiding in the gas rate case issued his Recommended Decision. The ALJ recommended, among other things, that (i) natural gas rates not be increased and (ii) a 10.03% return on equity ("ROE") be authorized for Registrant's gas operations, as compared to the current 10.6% ROE. Registrant has filed comments with the PSC which take exception to those parts of such Recommended Decision with which it disagrees, such as the ROE and various expense determinations. The PSC is expected to issue its order in this proceeding in October 1996.

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

            (27) --               Financial Data Schedule,
                                  pursuant to Item 601(c) of
                                  Regulation S-K.

 (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Registrant filed a Current Report on Form 8-K, dated June 11, 1996, which discussed the pertinent aspects of an Opinion and Order issued by the PSC on May 20, 1996 in the Competitive Opportunities Proceeding, in which the PSC set forth its policy direction with respect to competition in the electric industry in New York State.

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

                         CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                      (Registrant)


                         By:
                                      Donna S. Doyle
                                        Controller
                               Authorized Officer and Chief
                                    Accounting Officer

Dated: August 8, 1996





























                                    - 21 -