Form 10-Q
period 1996-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1996-11-08
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................September 30, 1996
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,554,987 shares outstanding as of October 31, 1996.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX





       PART I - FINANCIAL INFORMATION                                 PAGE

Item 1 - Consolidated Financial Statements                              1

         Consolidated Statement of Income -
          Three Months Ended September 30, 1996 and 1995                2

         Consolidated Statement of Income -
          Nine Months Ended September 30, 1996 and 1995                3-4

         Consolidated Balance Sheet - September 30, 1996
          and December 31, 1995                                        5-6

         Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995                7-8

         Notes to Consolidated Financial Statements                     9

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                  10-18


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             19

Item 5 - Other Information                                            19-22

Item 6 - Exhibits and Reports on Form 8-K                              23

Signatures                                                             24

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                                 For the 3 Months Ended
                                                      September 30,
                                                    1996            1995
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  104,187       $ 106,489
 Gas...................................             10,106          15,780
  Total - own territory................            114,293         122,269
 Electric sales to other utilities.....              3,310           5,278
 Gas sales to other utilities..........                 81            -
          Total Operating Revenues.....            117,684         127,547
Operating Expenses
 Operation:
  Fuel used in electric generation.....             13,423          17,982
  Purchased electricity................             15,306          13,787
  Purchased natural gas................              5,128          10,525
  Other expenses of operation..........             24,893          23,730
 Maintenance...........................              6,173           7,650
 Depreciation and amortization.........             10,709          10,488
 Taxes, other than income tax..........             16,185          16,660
 Federal income tax....................              7,867           7,908
          Total Operating Expenses.....             99,684         108,730

Operating Income.......................             18,000          18,817

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                186             126
 Federal income tax....................                 51             306
 Other - net...........................              2,023           1,424
          Total Other Income
           and Deductions..............              2,260           1,856

Income Before Interest Charges.........             20,260          20,673

Interest Charges
 Interest on mortgage bonds............              3,559           4,215
 Interest on other long-term debt......              2,097           2,232
 Interest on short-term debt...........                 47            -
 Other interest........................                816             545
 Allowance for borrowed funds
  used during construction.............               (150)           (113)
 Amortization of expense on debt.......                226             252
          Total Interest Charges.......              6,595           7,131

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                                For the 3 Months Ended
                                                      September 30,
                                                   1996            1995
                                                 (Thousands of Dollars)

Net Income............................             13,665          13,542

Dividends Declared on Cumulative
 Preferred Stock......................                808           1,282
Income Available for Common Stock.....             12,857          12,260
Dividends Declared on
 Common Stock.........................              9,304           9,156

Balance Retained in the Business......          $   3,553        $  3,104


Common Stock:
 Average Shares Outstanding (000s)....             17,555          17,416

 Earnings Per Share...................              $ .73           $ .70

 Dividends Declared...................              $ .53           $.525
























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                                 For the 9 Months Ended
                                                      September 30,
                                                    1996            1995
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  307,369       $ 300,113
 Gas...................................             68,812          79,821
  Total - own territory................            376,181         379,934
 Electric sales to other utilities.....              9,870          10,918
 Gas sales to other utilities..........              2,475            -
          Total Operating Revenues.....            388,526         390,852
Operating Expenses
 Operation:
  Fuel used in electric generation.....             46,284          45,494
  Purchased electricity................             40,071          40,889
  Purchased natural gas................             35,503          46,860
  Other expenses of operation..........             75,004          72,587
 Maintenance...........................             21,256          20,976
 Depreciation and amortization.........             32,126          31,463
 Taxes, other than income tax..........             50,007          50,473
 Federal income tax....................             26,817          24,358
          Total Operating Expenses.....            327,068         333,100

Operating Income.......................             61,458          57,752

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                493             621
 Federal income tax....................                995             504
 Other - net...........................              4,144           6,130
          Total Other Income
           and Deductions..............              5,632           7,255

Income Before Interest Charges.........             67,090          65,007

Interest Charges
 Interest on mortgage bonds............             11,553          12,647
 Interest on other long-term debt......              6,341           6,744
 Interest on short-term debt...........                189               6
 Other interest........................              1,823           1,400
 Allowance for borrowed funds
  used during construction.............               (397)           (559)
 Amortization of expense on debt.......                713             817
          Total Interest Charges.......             20,222          21,055

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                                For the 9 Months Ended
                                                     September 30,
                                                   1996            1995
                                                 (Thousands of Dollars)

Net Income............................             46,868          43,952

Premium on Preferred Stock Redemption.                378            -
Dividends Declared on Cumulative
 Preferred Stock......................              2,423           3,844
Income Available for Common Stock.....             44,067          40,108
Dividends Declared on
 Common Stock.........................             27,823          27,274

Balance Retained in the Business......          $  16,244        $ 12,834


Common Stock:
 Average Shares Outstanding (000s)....             17,547          17,347

 Earnings Per Share...................              $2.51           $2.31

 Dividends Declared...................              $1.59           $1.57























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                             September 30,     December 31,
                                                 1996             1995
                                              (Unaudited)       (Audited)
                                                (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................              $1,161,385       $1,149,233
 Gas............................                 143,745          140,341
 Common.........................                  89,223           83,220
 Nuclear fuel...................                  36,897           32,541
                                               1,431,250        1,405,335
 Less: Accumulated depreciation.                 517,404          490,576
       Nuclear fuel amortization                  29,292           26,435
                                                 884,554          888,324
 Construction work in progress..                  53,571           48,770
   Net Utility Plant............                 938,125          937,094

Prefunded Pension Costs                            8,234              922
Other Property and
 Investments....................                  11,654           10,410

Current Assets
 Cash and cash equivalents......                   5,550           15,478
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............                  43,044           44,536
 Accrued unbilled utility
  revenues......................                   9,662           15,806
 Other receivables..............                   2,520            4,674
 Fuel, materials and supplies,
  at average cost...............                  28,442           27,590
 Special deposits and
  prepayments...................                  19,055           12,659
   Total Current Assets.........                 108,273          120,743

Deferred Charges
 Regulatory assets..............                 153,071          159,907
 Unamortized debt expense.......                   5,490            6,080
 Other..........................                  16,288           14,936
   Total Deferred Charges.......                 174,849          180,923

Total Assets....................              $1,241,135       $1,250,092




                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                          September 30,      December 31,
                                               1996             1995
                                           (Unaudited)        (Audited)
                                            (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1996 - 17,554,987
  1995 - 17,496,051............            $   87,775         $   87,480
 Paid-in capital...............               284,465            282,942
 Retained earnings.............               106,719             90,475
 Capital stock expense.........                (6,372)            (6,658)
   Total Common Stock Equity...               472,587            454,239
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................                21,030             21,030
  Subject to mandatory
   redemption..................                35,000             35,000
    Total Cumulative Preferred
     Stock.....................                56,030             56,030
 Long-term Debt................               361,552            389,245
    Total Capitalization.......               890,169            899,514
Current Liabilities
 Current redemption of
  preferred stock..............                  -                13,000
 Current maturities
  of long-term debt............                   664              1,577
 Notes payable.................                 6,100               -
 Accounts payable..............                25,219             24,433
 Accrued taxes and interest....                14,853              7,824
 Dividends payable.............                10,112             10,244
 Accrued vacation..............                 4,251              4,157
 Customer deposits.............                 3,926              4,021
 Other.........................                 5,430              6,166
   Total Current Liabilities...                70,555             71,422
Deferred Credits and Other
 Liabilities
 Regulatory liabilities........                70,468             74,132
 Operating reserves............                 6,906              6,024
 Other.........................                 8,750              9,659
   Total Deferred Credits and
    Other Liabilities..........                86,124             89,815
Accumulated Deferred Income Tax               194,287            189,341
Total Capitalization and
 Liabilities...................            $1,241,135         $1,250,092
                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                   For the 9 Months Ended
                                                        September 30,
                                                    1996            1995
                                                  (Thousands of Dollars)
Operating Activities
  Net Income..........................            $ 46,868        $ 43,952
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization........              35,893          34,160
    Deferred income taxes.............              11,041          10,362
    Allowance for equity funds used
     during construction..............                (493)           (621)
    Nine Mile 2 Plant deferred
     finance charges, net.............              (3,642)         (3,642)
    Provision for uncollectibles......               2,872           2,625
    Accrued pension costs.............              (5,385)         (7,971)
    Deferred gas costs................              (2,442)          3,041
    Deferred gas refunds..............              (1,828)         (1,220)
    Gain on sale of long-term
     investments......................                -               (923)
    Other - net.......................               1,735           2,527

  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues.................               6,918           8,395
    Fuel, materials and supplies......                (852)          3,562
    Special deposits and prepayments..              (6,396)         (9,032)
    Accounts payable..................                 786           1,821
    Accrued taxes and interest........               7,029           9,098
    Other current liabilities.........                (737)          1,992
  Net cash provided by operating
   activities.........................              91,367          98,126

Investing Activities
  Additions to plant..................             (36,944)        (33,696)
  Allowance for equity funds used
   during construction................                 493             621
  Net additions to plant..............             (36,451)        (33,075)
  Proceeds from sale of long-term
   investments........................                -              1,299
  Nine Mile 2 Plant decommissioning
   trust fund.........................                (843)         (1,409)
  Other - net.........................                 (31)           (901)
  Net cash used in investing
   activities.........................             (37,325)        (34,086)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                   For the 9 Months Ended
                                                         September 30,
                                                     1996            1995
                                                   (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
     Long-term debt...................               1,765           1,000
     Common stock.....................               1,818           5,347
   Repayments of notes payable........                -             (3,000)
   Borrowings of notes payable........               6,100            -
   Retirement and redemption of
    long-term debt....................             (30,634)           (433)
   Retirement and redemption of
    cumulative preferred stock........             (13,000)           -
   Dividends paid on cumulative
    preferred and common stock........             (30,378)        (30,926)
   Issuance and redemption costs......                 359              (4)
   Net cash used in financing
    activities........................             (63,970)        (28,016)

Net Change in Cash and Cash
 Equivalents..........................              (9,928)         36,024
Cash and Cash Equivalents -
 Beginning Year.......................              15,478           5,792

Cash and Cash Equivalents -
 End of Period........................            $  5,550        $ 41,816


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized)......................            $ 14,352         $14,330
   Federal income tax paid............              11,875          10,100










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

2.   Commitments and Contingencies

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in
 Note 8 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report. These contingencies include developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and certain environmental matters as well as such other factors as set forth in the Company's annual report on Form 10-K for the year ended December 31, 1995 and all documents subsequently filed with the Securities and Exchange Commission.

The Financial Accounting Standards Board (FASB) has issued an exposure draft entitled "Accounting for Certain Liabilities related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. If the accounting standard proposed in such exposure draft were adopted, it may result in higher annual provisions for decommissioning to be recognized earlier in the operating life of nuclear units and an accelerated recognition of the decommissioning obligation. The FASB will be deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. The Company can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition or results of operations of the Company.

Except as what is disclosed above and in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended September 30, 1996, and all documents previously filed with the Securities and Exchange Commission in 1996, there have been no material changes in the subject matters discussed in said Note 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OTHER MATTERS

COMPETITION
On October 1, 1996, the Company filed with the Public Service
 Commission of the State of New York (PSC) its objectives to transition from a regulated environment to a competitive environment. See Item 5 of Part II hereof under the caption "Other Information - Competition" for details.

RATE PROCEEDING - GAS
On October 3, 1996, the PSC issued its opinion and order on the Company's gas case filed last year. See Item 5 of Part II hereof under the caption "Other Information - Rate Proceedings-
 Gas" for details.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q and the documents incorporated by reference may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and certain environmental matters as well as such other factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and all documents subsequently filed with the Securities and Exchange Commission.

CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1996, cash expenditures, related to the construction program of the Company, amounted to $36.1 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $36.5 million includes the debt portion of $397,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, entitled "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's 10-K Report). The cash requirements for such expenditures were primarily funded from internal sources.

In May 1996, the Company converted its Automatic Dividend
 Reinvestment and Stock Purchase Plan and the Customer Stock Purchase Plan from original issue to open market purchase. This change was made because earnings per share were diluted after several years of issuing new shares through such plans. The Company has improved its common equity ratio from 35.4% in December 1987 to 52.7% currently, which level is deemed appropriate at this time. Accordingly original share issuance under such stock plans has been temporarily discontinued.

On May 1, 1996, the Company optionally redeemed all of its $30 million 8 3/4% Series of First Mortgage Bonds due 2001 at a redemption price of 102.07% of the principal amount. The $30.6 million total cash requirement was financed with short-term borrowings and the liquidation of temporary cash investments.

The growth of retained earnings in the first nine months of 1996 contributed to the increase in the book value of common stock from $25.96 at December 31, 1995 to $26.92 at September 30, 1996. The combined effect of the redemption of the Company's 7.72% Cumulative Preferred Stock and 8 3/4% Series of First Mortgage Bonds and the growth of retained earnings in the first nine months of 1996 contributed to the increase in the common equity ratio from 49.7% at December 31, 1995 to 52.7% at September 30, 1996.

On October 23, 1996, the Company entered into a new five year $50 million revolving credit facility with four banks, which replaced a substantially similar revolving credit facility in effect since December 1990. In addition, the Company has several other committed and uncommitted bank facilities ranging from $.5 million to $50 million from which it may obtain short-term financing. Authorization from the Public Service Commission of the State of New York (PSC), limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate.

EARNINGS PER SHARE

Earnings per share of common stock were $.73 for the third quarter of 1996, as compared to $.70 for the third quarter of 1995, an increase of 4%. Earnings per share of common stock were $2.51 for the nine months ended September 30, 1996, as compared to $2.31 for the nine months ended September 30, 1995, an increase of 9%.

The increase in earnings per share for the quarter ended
 September 30, 1996, as compared to the same period in 1995, resulted primarily from decreased interest expense in 1996 due primarily from the optional redemption of all of its $30 million 8 3/4% Series First Mortgage Bonds in May 1996. Also contributing to the increase in earnings per share was a decrease in preferred stock dividends in 1996 resulting from the optional redemption of all outstanding shares of 7.44% and 7.72% Series Cumulative Preferred Stock in October 1995 and January 1996, respectively. This favorable variation was partially offset by decreased electric net operating revenue attributable to cooler weather experienced in the current quarter. Earnings per share were also impacted by various other items, including decreased interest income.

The increase in per share earnings for the nine months ended
 September 30, 1996, as compared to the same period in 1995, resulted primarily from increased electric and gas net operating revenues attributable largely to increased sales occurring because of unseasonable weather experienced in the first nine months of 1996. Also contributing to the increase in nine-month earnings were decreased preferred stock dividends in 1996 resulting from the optional redemption of all outstanding shares of the Company's 7.44% Series Cumulative Preferred Stock in October 1995 and 7.72% Series Cumulative Preferred Stock in January 1996, respectively. In addition to the above, interest expense decreased for the nine months ended September 30, 1996, resulting primarily from the optional redemption of all $30 million of the Company's 8 3/4% Series First Mortgage Bonds in May 1996. The favorable variance in earnings per share in this nine-month period was partially offset by decreased interest income.

RESULTS OF OPERATIONS

The following table reports the variation in the results of operations for the three months and nine months ended
 September 30, 1996 compared to the same periods for 1995:


                                          3 MONTHS ENDED SEPTEMBER 30,

                                                                INCREASE
                                           1996         1995   (DECREASE)
                                              (Thousands of Dollars)

Operating Revenues                       $117,684     $127,547    $ (9,863)
Operating Expenses                         99,684      108,730      (9,046)
Operating Income                           18,000       18,817        (817)
Other Income & Deductions                   2,260        1,856         404
Income before Interest Charges             20,260       20,673        (413)
Interest Charges                            6,595        7,131        (536)

Net Income                                 13,665       13,542         123
Dividends Declared on Cumulative
 Preferred Stock                              808        1,282        (474)
Income Available for Common Stock        $ 12,857     $ 12,260    $    597



                                          9 MONTHS ENDED SEPTEMBER 30,

                                                                INCREASE
                                           1996         1995   (DECREASE)
                                              (Thousands of Dollars)

Operating Revenues                       $388,526     $390,852    $ (2,326)
Operating Expenses                        327,068      333,100      (6,032)
Operating Income                           61,458       57,752       3,706
Other Income & Deductions                   5,632        7,255      (1,623)
Income before Interest Charges             67,090       65,007       2,083
Interest Charges                           20,222       21,055        (833)

Net Income                                 46,868       43,952       2,916
Premium on Preferred Stock
 Redemption                                   378         -            378
Dividends Declared on Cumulative
 Preferred Stock                            2,423        3,844      (1,421)
Income Available for Common Stock        $ 44,067     $ 40,108    $  3,959

OPERATING REVENUES

Operating revenues decreased $9.9 million (8%) for the third quarter of 1996 as compared to the third quarter of 1995 and decreased $2.3 million (1%) for the nine months ended September 30, 1996. Details of these revenue changes by electric and gas departments are as follows:

                           INCREASE (DECREASE) FROM PRIOR PERIOD
                             THIRD QUARTER              NINE MONTHS
                           Electric    Gas           Electric        Gas
                                       (Thousands of Dollars)
Customer Sales            $(2,088)    $(5,945) *     $  8,636     $(8,283)*
Sales to Other
 Utilities                 (1,968)         81          (1,048)      2,475
Fuel and Gas Cost
 Adjustment                  (901)         (9)         (1,857)     (3,764)
Deferred Revenues             638         381             730       1,227
Miscellaneous                  49        (101)**         (253)       (189)**
                          $(4,270)    $(5,593)       $  6,208     $(8,534)

 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected from or credited to customers under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

During the month of March 1996, the Company began selling natural gas to third parties who in turn resell the natural gas to their customers. These sales totaled $81,300 for the third quarter of 1996 and $2.5 million for the nine months ended September 30, 1996. Of the profits realized from these gas sales for resale, 85% are returned to firm gas customers through the Gas Adjustment Clause and 15% are retained by the Company.

SALES
Total kilowatt-hour sales of electricity within the Company's service territory decreased 1%, while firm sales of natural gas remained stable in the third quarter of 1996 as compared to the third quarter of 1995. For the nine months ended September 30, 1996, electric sales increased 3% and firm gas sales increased 16% compared to the same period last year. Changes in sales from last year by major customer classifications, including interruptible gas sales, are set forth below. Also indicated are the changes related to transportation of customer owned gas:

                          INCREASE (DECREASE) FROM PRIOR PERIOD
                            THIRD QUARTER              NINE MONTHS
                          Electric      Gas           Electric    Gas
    Residential             (3)%        13 %            6 %       18 %
    Commercial              (2)          3              2         15
    Industrial               5          (1)             3         16
    Interruptible           N/A        (86)             N/A      (84)
    Transportation of
     Customer-owned
     Gas                    N/A        207              N/A       79

Sales of electricity to residential customers in the third quarter of 1996 decreased 3% from the comparable prior year period due to the net effect of a 4% decrease in usage per customer and a 1% increase in the number of customers. Commercial sales in the third quarter of 1996 decreased 2% as compared to last year due to the net effect of a 4% decrease in usage per customer and a 2% increase in the number of customers. Electric sales to industrial customers increased 5% in the third quarter of 1996 due primarily to an increase in usage by a large industrial customer.

For the nine months ended September 30, 1996, sales of electricity to residential customers increased 6% due to the combined effect of a 5% increase in usage per customer and a 1% increase in the number of customers. Sales to commercial customers increased 2% due to a 2% increase in the number of customers. Electric sales to industrial customers increased 3% for such nine-month period due primarily to an increase in usage by a large industrial customer.

Sales of gas to residential customers for the third quarter of 1996 increased 13% due to the combined effect of a 12% increase in usage per customer and a 1% increase in the number of customers. Sales of gas to commercial customers for the third quarter of 1996 increased 3% due to the combined effect of a 2% increase in the number of customers and a 1% increase in usage per customer. Firm gas sales to industrial customers decreased 1% for the third quarter of 1996 when compared to the same period in 1995.

For the nine months ended September 30, 1996, residential gas sales increased 18% due to the combined effect of a 17% increase in usage per customer and a 1% increase in the number of customers. Commercial gas sales increased 15% due to the combined effect of a 13% increase in usage per customer and a 2% increase in the number of customers. Firm gas sales to industrial customers for the nine months ended September 30, 1996 increased 16% due largely to increases in usage by two large industrial customers. Billing degree days were 21% higher for the nine months ended September 30, 1996 when compared to the same period in 1995.

Interruptible gas sales decreased 86% in the third quarter of 1996 and 84% for the nine months ended September 30, 1996 due primarily to the decrease in natural gas sold to the other cotenant owners of the 1,200 MW Roseton Steam Electric
 Generating Plant for use as boiler fuel at that plant.

Transportation gas volumes increased 207% for the third quarter of 1996 and 79% for the nine months ended September 30, 1996 due primarily to increased gas transportation service provided to a large industrial customer.


OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months and nine months ended
 September 30, 1996 compared to the same periods for the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                   THIRD QUARTER           NINE MONTHS
                                 Amount      Percent     Amount     Percent
                                        (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity                    $(3,040)     (10) %     $    (28)    - %
 Purchased Natural Gas            (5,397)     (51)        (11,357)   (24)
 Other Expenses of
  Operation                        1,163        5           2,417      3
 Maintenance                      (1,477)     (19)            280      1
 Depreciation and Amortiza-
  tion                               221        2             663      2
 Taxes, Other than
  Income Tax                        (475)      (3)           (466)    (1)
 Federal Income Tax                  (41)      (1)          2,459     10
      Total                      $(9,046)      (8) %     $ (6,032)    (2)%

The cost of fuel and purchased electricity decreased $3.0 million
 (10%) for the third quarter ended September 30, 1996 resulting primarily from decreased supply requirements and overall lower unit cost of electric generation and purchased electricity.

Purchased natural gas costs decreased $5.4 million (51%) for the third quarter of 1996 and $11.4 million (24%) for the nine months ended September 30, 1996 resulting primarily from lower interruptible gas sales for usage as boiler fuel.

Maintenance expenses, excluding a ($638,000) impact of the Unit 2 of the Nine Mile Point Nuclear Station (Nine Mile 2 Plant), decreased $839,000 (11%) for the third quarter of 1996 due primarily to decreased costs associated with storm restoration efforts in 1996. The $638,000 decrease in costs associated with the maintenance of the Nine Mile 2 Plant is offset by an increase reflected in "Other Expenses of Operation", resulting from Nine Mile 2 Plant regulatory cost deferrals. A scheduled refueling outage at the Nine Mile 2 Plant commenced on September 27, 1996, with a targeted 37-day duration.

Federal income taxes increased $2.5 million (10%) for the nine months ended September 30, 1996 resulting primarily from increased pre-tax operating income when compared to the same period in 1995.


OTHER INCOME AND DEDUCTIONS AND PREFERRED STOCK DIVIDENDS

Other income and deductions decreased $1.6 million (22%) for the nine months ended September 30, 1996. This decrease was due largely to $1.1 million of one-time charges associated with the optional redemption of $30 million 8 3/4% Series of First Mortgage Bonds in May 1996 and the 1995 non-recurring gain on the sale of long-term stock investments. This non-recurring gain on the sale of long-term stock investments also contributed to the decrease in federal income tax credits for the nine months ended September 30, 1995.

Preferred stock dividends decreased by $474,000 (37%) for the third quarter of 1996 and $1.4 million (37%) for the nine months ended September 30, 1996 resulting from the optional redemption of all outstanding shares of the Company's 7.44% Series Cumulative Preferred Stock in October 1995 and 7.72% Series Cumulative Preferred Stock in January 1996.

COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 29 of Exhibit 13 to the 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies. On September 28, 1996, the Board of Directors of the Company declared a quarterly dividend of $.53 per share, payable November 1, 1996 to shareholders of record as of October 10, 1996.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Asbestos Litigation. For a discussion of suits against Registrant involving asbestos, see the caption "Legal Proceedings - Asbestos Litigation" in Item 3, Part I of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("10-K Report") and the caption "Legal Proceedings - Asbestos Litigation" in Item 1, Part II of Registrant's Quarterly Reports on Form 10-Q for the quarter ended March 31, 1996 ("First Quarter 10-Q Report") and for the quarter ended June 30, 1996 ("Second Quarter 10-Q Report").

Since 1987, Registrant has been involved as a defendant in the
 "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. As of October 1, 1996, Registrant has been a
 defendant in approximately 960 such individual lawsuits.   Many
 of these lawsuits have been disposed of without any payment by Registrant, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is Registrant's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on Registrant's financial position. However, if Registrant were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of Registrant if Registrant could not recover all or a substantial portion thereof in rates. Registrant's insurance does not extend to punitive damages.

Item 5.  Other Information.

Competition.  Reference is made to: (i) the caption "Business -
 Other Matters - Competition" in Item 1 of Part I of Registrant's 10-K Report, (ii) the caption "Other Information - Competition in Item 5, Part II of Registrant's First Quarter 10-Q Report and (iii) the caption "Business - Other Matters - Competition" in Item 5, Part II of Registrant's Second Quarter 10-Q for discussions with respect to emerging competition in the electric industry in New York State, including the commencement by the Public Service Commission of the State of

 New York ("PSC") of the Competitive Opportunities Proceeding. Reference is also made to Registrant's Current Report on Form 8-K dated June 11, 1996, which describes the Opinion and Order, issued May 20, 1996 ("May 20, 1996 Order") by the PSC in such proceeding.

On September 18, 1996, Registrant, along with the other electric utilities in New York State, as well as the Energy Association of New York State, filed a lawsuit in the New York State Supreme Court, Albany County, challenging the PSC's May 20, 1996 Order for introducing competition in the provision of electric service in New York State. The lawsuit alleges that the May 20, 1996 Order is defective because the PSC did not employ the rule-making procedures mandated by State law. The lawsuit further alleges that the PSC's refusal to recognize petitioners' rights to continued recovery of the costs of servicing the public is unconstitutional and impermissible under State law, that the PSC lacks the statutory authority to order electric utilities both to divest their generation facilities and to deliver power sold by a third party directly to an end-user (known as "retail wheeling").

Despite the commencement of said lawsuit, Registrant was obligated to comply with the provision of the May 20, 1996 Order which required Registrant and four other electric utilities to file a response to such Order incorporating its plan for the transition of New York State's electric industry from a highly regulated industry to a competitive market.

In Registrant's October 1, 1996 filing complying with the May 20,
 1996 Order, it identified four key objectives for its transition to a competitive environment: (i) the maintenance of the reliability of electric service; (ii) the provision of competitive electric prices; (iii) the offering of choice to customers in selecting their electric supplier; and (iv) keeping Registrant financially strong. The key provisions of Registrant's submission were: (i) maintaining stable electric prices for all customers for three years; (ii) exploration of opportunities to offer discounts to Registrant's largest industrial and commercial customers in consideration for their commitment to purchase their full energy requirements from the Registrant; (iii) the provision through 1999 to all customers of all services currently provided; and (iv) the exploration of the development of a pilot program to provide customers with a choice of continuing to receive full electric service from Registrant or to purchase electric energy from other suppliers.

The PSC has issued an order assigning Registrant's and the other four submissions to Administrative Law Judges for further proceedings. Registrant cannot at this time make any predictions as to the final form that its transition plan will take, when such final transition plan will be placed into effect, the ultimate outcome of the above-described litigation, or the effect such litigation may have on the ongoing development of the introduction of competition into the electricity market in New York State.

Rate Proceedings - Gas.  Reference is made to Part I, Item 1 of
 Registrant's 10-K Report, the caption "Business - Rates - Rate Proceedings - Electric and Gas" therein, and the portion of
 Exhibit 13 to the 10-K Report referenced therein for information regarding the Registrant's most recent gas case filed with the PSC. Registrant had sought a net increase in firm gas revenues of approximately $2.4 million during the rate year November 1, 1996 - October 31, 1997, or 3%, based on an 11.50% return on common equity and a 9.22% return on total invested capital.

By Opinion and Order, issued and effective October 3, 1996, the
 PSC authorized no increase in Registrant's base gas rates. The Order, in effect, recognizes a $500,000 revenue requirement deficiency, based on a 10% return on common equity, but eliminates such deficiency by the use of rate moderators, including, but not limited to, the amortization of previously retained profits from interruptible sales of gas.

The PSC also determined the projected level of the Company's labor expense to be approximately $1.3 million less than the Company's projections. This determination will be an impediment to the achievement by the Company of its authorized
 10% return on common equity.

Registrant was directed by the PSC to file, and did file, amendments to its existing gas tariffs which became effective
 October 8, 1996.

Nine Mile 2 Plant.  Reference is made to Part I, Item 2 of
 Registrant's 10-K Report and the caption "Properties - Electric
 - Nine Mile 2 Plant" for a discussion of Registrant's ownership interest in Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant"), owned, as tenants in common, by Registrant, Niagara Mohawk Power Corporation ("Niagara Mohawk"), New York State Electric & Gas Corporation, Long Island Lighting Company and Rochester Gas and Electric Corporation ("Rochester"). Niagara Mohawk operates the Nine Mile 2 Plant.

On or about October 12, 1996, Niagara Mohawk and Rochester announced plans that they would form a joint nuclear operating company to support and manage the operations of Rochester's

 Ginna Nuclear Plant, the Nine Mile 2 Plant and Niagara Mohawk's
 Unit No. 1 of the Nine Mile Point Nuclear Station. Such plans reportedly include the initial formation of a nuclear services company to provide support services.

Registrant has insufficient information to make an assessment of such plans, and until such assessment can be made the Company can take no position with respect to such plans.

Item 6.  Exhibits and Reports on Form 8-K

 (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:


 Exhibit No.
        Regulation S-K
           Item 601
         Designation                     Exhibit Description

            (10)(i)106 --         Fuel Oil Supply Contract,
                                  effective as of September 1,
                                  1996, between Bayway Refining
                                  Company and Central Hudson Gas
                                  & Electric Corporation, Consol-
                                  idated Edison Company of New
                                  York, Inc. and Niagara Mohawk
                                  Power Corporation for the Rose-
                                  ton Electric Generating Plant.
                                  [Certain portions of the con-
                                  tract setting forth or relating
                                  to pricing provisions are omit-
                                  ted and filed separately with
                                  the Securities and Exchange
                                  Commission pursuant to a re-
                                  quest for confidential treat-
                                  ment under the rules of said
                                  Commission.]

            (12) -- Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ration of Earnings to Combined Fixed
                                  Charges and Preferred Stock
                                  Dividends.

            (27) --               Financial Data Schedule,
                                  pursuant to Item 601(c) of
                                  Regulation S-K.

 (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Registrant filed a Current Report on Form 8-K dated October 15, 1996, relating to a certain report filed by Registrant with the New York State Department of Environmental Conservation in connection with a former manufactured gas site that is the subject of currently pending litigation filed in May of 1995 against Registrant by the City of Newburgh, New York.

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

Dated: November 8, 1996
