Form 10-K405
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1997-03-03
CIK 18647

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-K

                         ---------------
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended......................December 31, 1996

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

                            Yes   X          No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 14, 1997 was $567,630,454 based upon the lowest price at which Registrant's Common Stock was traded on such date, as reported on the New York Stock Exchange listing of composite transactions.

          The number of shares outstanding of Registrant's Common
Stock, as of February 14, 1997, was 17,532,987.


               DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference in the respective Parts of this Form 10-K noted below:

          1. Certain portions of Registrant's Annual Report to Shareholders, for the fiscal year ended December 31, 1996, are contained in Exhibit 13 hereto and are incorporated by reference in Parts I, II and IV of this Report.

          2. Registrant's definitive Proxy Statement, dated February 24, 1997, used in connection with its Annual Meeting of Shareholders to be held on April 1, 1997, is incorporated by reference in Part III hereof.

                        TABLE OF CONTENTS

                                                            Page

Table of Contents
                             PART I

Item 1    BUSINESS                                          1

          Generally                                         1

               Electric Sales to IBM                        2

          Construction Program and Financing                2

          Rates                                             3

               Generally                                    3
               Rate Proceedings - Electric and Gas          3
               Cost Adjustment Clauses                      4

          Fuel Supply and Cost                              4

               Residual Oil                                 5
               Coal                                         5
               Natural Gas                                  6
               Nuclear                                      6

          Research and Development                          6

          Environmental Quality                             6

               Air                                          7
               Water                                        7
               Toxic Substances and Hazardous Wastes        8
               Other                                        10

          Regulation                                        10

               Generally                                    10
               Alternative Electric Power Generation        11
               Energy Efficiency Programs                   11









                               (i)

                                                            Page

Item 1    BUSINESS (Cont'd)

          Other Matters                                     11

               Municipal Utilities                          11
               PASNY Economic
                Development Power                           12
               Company Electric Economic
                Development Rate                            12
               Marketing                                    12
               Labor Relations                              13
               Affiliates                                   13

          Executive Officers of the Company                 13

Item 2   PROPERTIES                                         16

          Electric                                          16

               General                                      16
               Load and Capacity                            18
               Roseton Plant                                21
               Nine Mile 2 Plant                            21

          Gas                                               22

               General                                      22
               Current Gas Supply                           22
               Sufficiency of Supply and
                Future Gas Supply                           22
               Other                                        23

          Other Matters                                     23














                              (ii)

                                                           Page
Item 3   LEGAL PROCEEDINGS                                  24

               Asbestos Litigation                          24
               Environmental Litigation                     25
               Environmental Claims - Newburgh
                Manufactured Gas Site                       25
               Catskill Incident                            26
               Wappingers Falls Incident                    27
               Income Tax Assessments                       28

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           28

                             PART II

Item 5    MARKET FOR THE COMPANY'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                       28

Item 6    SELECTED FINANCIAL DATA                           29

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     29

Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       29

          (a)  Financial Statements and Report of
                Independent Accountants                     29
          (b)  Supplementary Financial Information          30
          (c)  Other Financial Statements and Schedule      30

Item 9    CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE                                        30

                            PART III

Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          COMPANY                                           31

Item 11   EXECUTIVE COMPENSATION                            31

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                             31

Item 13   CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                      31


                              (iii)

                                                           Page

                             PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K                               32

          (a)  Documents filed as part of this Report:

               1.  Financial Statements                     32
               2.  Financial Statement Schedule             32
               3.  Exhibits                                 32

          (b)  Reports on Form 8-K                          33

          (c)  Exhibits Required by Item 601 of
                 Regulation S-K                             33

          (d)  Financial Statement Schedule required
               by Regulation S-X which is excluded
               from the Company's Annual Report to
               Shareholders for the fiscal year ended
               December 31, 1996                            33

SIGNATURES                                                  34

INDEX TO FINANCIAL STATEMENTS                              F-1

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE                               F-2

CONSENT OF INDEPENDENT ACCOUNTANTS                         F-2

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS
 1996, 1995 AND 1994

SCHEDULE II - RESERVES                                     F-3

EXHIBIT INDEX                                              E-1

EXHIBITS








                              (iv)

                             PART I

          Item 1 - BUSINESS

Generally

          Registrant ("Company") is a gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. The Company generates, purchases and distributes electricity and purchases and distributes gas. The Company, in the opinion of its general counsel, has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from such River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 626,000. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston and in certain outlying and intervening territory. The number of Company employees at December 31, 1996 was 1,237.

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

          Total revenues and operating income before income taxes
(expressed as percentages) derived from electric and gas operations for each of the last three years were as follows:

          Percent of            Percent of Operating
          Total Revenues        Income before Income Taxes

          Electric   Gas        Electric     Gas

1996      81%        19%        88%          12%
1995      80%        20%        90%          10%
1994      80%        20%        89%          11%

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

          For further information on factors affecting the industry, see the caption "Competition" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereinafter "MD&A"), which MD&A, together with the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1996, including the notes ("Notes") thereto, are hereinafter collectively called "Company's 1996 Financial Statements", and are incorporated herein by reference as Exhibit 13 hereto ("Exhibit 13"). Under said caption "Competition" reference is made to the subcaption "New York - Electric - Competitive Opportunities Proceeding" and the discussion therein of the current settlement negotiations regarding the October 1, 1996 submissions of the New York utilities as part of the Public Service Commission of the State of New York's ("PSC") Competitive Opportunities Proceeding. The date for closing of the record in these discussions has been extended from March 8, 1997 to May 9, 1997.

          Additional information concerning revenues and operating profits, and information concerning identifiable assets for the electric and gas segments, which are the significant industry segments of the Company, are set forth in Note 9 appearing on pages 70 and 71 of the Company's 1996 Financial Statements, which Note 9 is incorporated herein by reference.

          Electric Sales to IBM: Reference is made to the caption "Other Developments - Electric Sales to IBM" on page 17 of the MD&A, which caption is incorporated herein by reference, for a discussion of the impact on the Company as a result of sales to its largest customer, International Business Machines Corporation ("IBM").

Construction Program and Financing

          The Company is engaged in a construction program which is presently estimated to involve total cash expenditures during the period 1997 through 2001 of approximately $267.8 million.
The Company's principal construction projects consist of those designed to improve the reliability, efficiency and environmental compatibility of the Company's generating facilities and those required to expand, reinforce and replace the Company's transmission, substation, distribution and common facilities.

          For estimates of construction expenditures, internal funds available, mandatory and optional redemption of long-term securities, and working capital requirements for the five-year period 1997-2001, see the subcaption "Construction Program" under the caption "Capital Resources and Liquidity" of the MD&A appearing on pages 12 through 14 of Exhibit 13 hereto, which subcaption is incorporated herein by reference.

          For a discussion of the Company's capital structure, financing program and short-term borrowing arrangements, see Notes 4 through 6 to the Company's 1996 Financial Statements, and the subcaptions "Capital Structure," "Financing Program" and "Short-Term Debt" under the caption "Capital Resources and Liquidity" of the MD&A appearing, in the case of said Notes, on pages 52 through 58 of Exhibit 13 hereof and, in the case of said subcaptions, on pages 14 through 16 of Exhibit 13 hereto, which Notes and subcaptions are incorporated herein by reference.

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

          The Company's present retail rate structure consists of various rate and service classifications covering residential, commercial and industrial customers. During 1996, the average price of electricity to such customers was 8.55 cents per kWh, representing a decrease of approximately 0.70% as compared to the
8.61 cents average price during 1995.

          Rate Proceedings - Electric and Gas: For information regarding the Company's most recent electric and gas cases filed with the PSC, see caption "Rate Proceedings" in the MD&A on pages 16 and 17 of Exhibit 13 hereto, which caption is incorporated herein by reference.

          Cost Adjustment Clauses: For information with respect to the Company's electric and gas cost adjustment clauses, see the discussions under the caption "Rates, Revenues and Regulatory Matters" in Note 1 to the Company's 1996 Financial Statements appearing on page 44 of Exhibit 13 hereto, which caption is incorporated herein by reference.

Fuel Supply and Cost

          The Company's two primary fossil fuel-fired electric generating stations are the Roseton Plant (described in Item 2 below under the subcaptions "Electric - General" and "Electric - Roseton Plant") and the Danskammer Plant (referred to in Item 2 below under the subcaption "Electric - General"). The Roseton Plant which is fully equipped to burn both residual oil and natural gas, has had its two units operated on an alternating basis for six months at a time since August 1, 1994. Commencing in 1994, Units 1 and 2 of the Danskammer Plant, which are equipped to burn residual oil or natural gas, have only operated when the demand for power was high or purchased power and energy exchange contracts were uneconomical. Units 3 and 4 of the Danskammer Plant are capable of burning coal, natural gas, or residual oil.

          For the 12 months ended December 31, 1996, the sources
and related costs of electric generation for the Company were as follows:
                                             Aggregate
Sources of               Percentage of       Costs in 1996
Generation               Energy Generated         ($000)

Purchased Power               38.5%           $ 55,432
Coal                          37.7              40,592
Gas                            0.9               1,913
Nuclear                       14.0               4,137
Oil                            5.5               9,800
Hydroelectric                  3.4                 964

                             100.0%
                             ======
Fuel Handling Costs                              1,877
Deferred Fuel Cost                                (318)

                                              $114,397
                                              ========

          Residual Oil: Contractual oil storage arrangements for the Roseton and Danskammer Plants with Amerada Hess Corporation ("Hess") were terminated as of January 31, 1996 due to those Plants' reduced operations. At December 31, 1996, there were 506,723 barrels of fuel oil in inventory in Company-owned tanks for use in the Danskammer and Roseton Plants, which amount represents an average daily supply of 33 days. The oil storage capacity as of December 31, 1996 for these Plants was 16,251 and 1,079,000 barrels, respectively. The Company's share of the Roseton Plant's oil storage capacity is 377,650 barrels.

          During 1996, there were no purchases of fuel oil made for the Danskammer Plants.

          During 1996, the Roseton Plant's fuel oil requirements were supplied under two contracts. The prices under each contract were determined on the basis of published market indices in effect at the time of delivery. The term of one contract expired on August 31, 1996, and the second contract became effective on September 1, 1996, and continues through August 31, 1998. These contracts also permit the Company to make certain spot purchases from others.

          Coal: During 1996, the Company provided for the majority of its coal requirements under two agreements with domestic coal suppliers. Coal was transported to the Danskammer Plant under agreements with two railroads. The two supply agreements, as well as both rail agreements, expired on December 31, 1996. The Company also purchased a portion of its 1996 coal supply on the spot market.

          In order to provide for its future requirements for coal to be burned in Units 3 and 4 at the Danskammer Plant, the Company, effective January 1, 1997, entered into two long-term supply contracts for the purchase of an aggregate of 720,000 tons per year of low sulfur (0.7% maximum) coal. The Company will also purchase a portion of its coal supply on the spot market.

          One contract provides for the delivery of coal by water from sources in Venezuela and Columbia, South America. The base price of purchases under this contract is fixed for the period which ends on December 31, 1997, and thereafter, the price will be negotiated by the parties. The contract term expires on December 31, 1999.

          The second contract, which provides for the delivery of domestic coal by rail, expires on December 31, 1998. The base price of purchases is fixed for the term of that contract.

          The Company has also entered into a long-term rail contract for the delivery of coal. This contract covers the period January 1, 1997 - December 31, 2001. During the first two years of this contract, rail rates are fixed, and thereafter, such rates will be negotiated by the parties.

          Natural Gas: For information regarding the Company's natural gas supply and capacity, see the caption "Natural Gas Supply" in Note 8 to the Company's 1996 Financial Statements appearing on pages 64 and 65 of Exhibit 13 hereto, which caption is incorporated herein by reference.

          Nuclear: For information regarding fuel reloading at the Nine Mile 2 Plant, see the caption "Nuclear Operations" in the MD&A on pages 22 and 23 of Exhibit 13 hereto, such caption being incorporated herein by reference.

Research and Development

          The Company is engaged in the conduct and support of research and development ("R&D") activities that are focused on providing enhanced customer services at lower costs. Individual projects aim to improve existing energy technologies and to develop new technologies related to the production, distribution and conservation of energy. New York law requires electric and gas utilities to contribute to research undertaken by the New York State Energy Research and Development Authority as well.
The Company leverages its R&D expenditures by contributing to and seeking funding for projects sponsored by various state and national research consortia and those sponsored by the Company.

          The Company's expenditures, net of revenues from royalties, for electric and gas research and development projects amounted to $4.1 million in 1995 and $3.3 million in 1996. The
Company projects that its 1997 expenditures for research and development will total approximately $3.4 million.

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

          Air: State regulations affecting the Company's existing electric generating plants govern the sulfur content of fuel used therein, the emission of particulate matter and certain other pollutants therefrom and the visibility of such emissions. In addition, federal and state ambient air quality standards for sulfur dioxide, nitrogen oxides and suspended particulates must be complied with in the area surrounding the Company's generating plants. Based on the operation of its continuous emission stack monitoring systems and its ambient air quality monitoring system in the area surrounding the Roseton and Danskammer Plants, the Company believes that present air quality standards for nitrogen oxides, sulfur dioxide and particulates are satisfied in those areas.

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

          Reference is made to the caption, "Environmental Matters - Clean Air Act Amendments" in Note 8 of the Company's 1996 Financial Statements on pages 65 and 66 of Exhibit 13 hereto, which caption is herein incorporated by reference, for a discussion of the impact of the Clean Air Act Amendments of 1990 ("CAA Amendments") on the Company's efforts to attain and maintain national ambient air quality standards for emissions from its fossil-fueled electric power plants.

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

          The Company has received SPDES permits for both the Roseton Plant and the Danskammer Plant, its Eltings Corners maintenance and warehouse facility, and its Rifton Recreation and Training Center. The SPDES permits for the Roseton and Danskammer Plants expired on October 1 and November 1, 1992, respectively, and such permits are the subject of separate renewal proceedings currently pending before the NYSDEC. In the Roseton Plant proceeding, the subject of the restriction on use of water for cooling purposes at that Plant (as referred to in Item 3 below, under the caption "Environmental Litigation") is also being discussed. Such SPDES permits may be renewed in 1998, but the Company can make no estimate as to the conditions, if any, to which such SPDES permits may be subject. It is the Company's belief that the expired SPDES permits continue in full force and effect pending issuance of the new SPDES permits.

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

          All of these eight sites were studied using the Phase I guidelines of the NYSDEC and five such sites were studied using the more extensive Phase II guidelines of the NYSDEC. As a result of these studies, the Company concluded that no remedial actions were required at any of these sites. In 1991, the NYSDEC advised the Company that four of the six sites had been deleted from such Registry. In 1992, the NYSDEC advised the Company that the two remaining sites listed on the Registry had been deleted from the Registry. The NYSDEC also indicated that such deletions of the sites were subject to reconsideration in the future, at which time new analytical tests may be required to determine whether or not wastes on site are hazardous. If, as a result of such potential new analytical tests, or otherwise, remedial actions were ultimately required at these sites by the NYSDEC, the cost thereof could have a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of the Company if the Company could not recover all, or a substantial portion thereof, through rates.

          Reference is made to the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities" on pages 66 and 67 of Note 8 to the Company's 1996 Financial Statements, which subcaption is herein incorporated by reference, for a discussion of litigation filed against the Company, involving one of the eight sites, by the City of Newburgh, New York and the Company's response thereto.

          In August 1992, the NYSDEC notified the Company that the NYSDEC suspected that the Company's offices at Little Britain Road in New Windsor, Orange County, New York, may constitute an inactive hazardous waste disposal site. Pursuant to a Consent Order entered into between the Company and the NYSDEC, the Company performed a preliminary site assessment and, on January 31, 1996, a draft final report ("site assessment report") prepared by the Company's consultant was submitted to the NYSDEC for its review, evaluation and comment. As a result of the NYSDEC's review of this site assessment report, the Company agreed to perform additional testing. The draft report on this additional testing was submitted to the NYSDEC on December 6, 1996. These reports both indicated that a limited amount of subsurface soil contamination was detected near one corner of the site and that contaminants were also detected in the ground water beneath the site. Operations conducted on the site by the Company since it purchased the property in 1978 are not believed to have contributed to either the soil or the ground water contamination. The Company can make no (i) prediction regarding what action the NYSDEC may take with regard to the draft reports, or (ii) prediction as to the outcome of recovery attempts against third parties by the Company. However, the Company believes that the cost of such site assessment and remediation, if any, will not be material.

          Other: The Company estimates that expenditures attributable, in whole or in substantial part, to environmental considerations totaled $9.9 million in 1996, of which about $1.7 million related to capital projects and $8.2 million were charged to expense. It is estimated that in 1997 the total of such expenditures will be approximately $9.7 million.

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

          Alternative Electric Power Generation: Pursuant to the provisions of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), and the New York Public Service Law, the Company is required to enter into long-term contracts to purchase electric power generated by small hydro, alternative energy and cogeneration facilities which meet qualification standards established by such statutes and the regulatory programs promulgated thereunder. With respect to facilities qualified under PURPA, the Company must pay its avoided cost (i.e., the cost the Company would otherwise incur to generate the increment of power purchased) for electric power purchased from qualified facilities, which, under the New York Public Service Law, is "at rates just and reasonable to electric [...] corporation ratepayers." As of December 31, 1996, the Company's avoided cost at the 115 KV transmission level was approximately 3.0 cents per kWh.

          As of December 31, 1996, 19 MW of generation, qualifying for avoided cost payments by the Company, was interconnected with the Company's system. The opportunity under PURPA and the New York Public Service Law to require the Company to purchase power from qualifying facilities could serve as an inducement to the Company's industrial and commercial customers to install their own qualifying on-site generation facilities to reduce their purchases of electric power from the Company which would result in losses of revenues from such customers. However, as of December 31, 1996, no significant customer has indicated to the Company the intention to pursue such alternative.

          Energy Efficiency Programs: In response to the PSC's directives, the Company filed with the PSC the Company's Energy Efficiency Program for 1997 on November 14, 1996, which projected a reduction of 502 kW in the Company's 1997 summer peak load demand. In its Order, issued and effective on February 27, 1997, the PSC approved the Company's 1997 Energy Efficiency Program subject to modification based upon rulings that the PSC may make in the Competitive Opportunities Proceeding, described above under the caption "Business - Generally."

Other Matters

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

          PASNY Economic Development Power: The New York State Economic Development Power Allocation Board is authorized by law to solicit applications for "economic development power" by municipalities or municipal agencies on behalf of businesses which normally use a minimum peak electric demand of 400 kW for purposes of economic development, particularly job creation. "Economic Development Power" ("EDP") is electric power generated at the Fitzpatrick Nuclear Generating Station of the Power Authority of the State of New York ("PASNY") which is available for such purpose. Should such power be allocated to a customer within the Company's service territory, the Company would be required to wheel such power to the user at a cost-based rate, which must be approved by the PSC and/or by the FERC.

          As of December 31, 1996, the Company is not aware of any of its electric customers having applied for such EDP.

          Company Electric Economic Development Rate: In 1994, the PSC approved the Company's proposed tariff amendments to provide an economic development electric rate discount for large industrial customers (which exhibit new annual electric load of 500 kW or more) taking substation or transmission service which locate or expand their business operations within the Company's service territory. Certain energy efficiency guidelines must also be met by eligible customers. Qualifying customers pay lower electric prices for the increased load, with savings on current rates for ten years. Customers must apply for the discount by October 1, 1999. As of December 31, 1996, the Company had four industrial customers participating under this rate structure.

          Marketing: The Company promotes the use of gas and electricity by encouraging the purchase of energy efficient gas and electric appliances, particularly gas heaters and fireplaces, ground source heat pumps, electric water heaters and night security, area and flood lighting.

          Labor Relations: The Company has agreements with the International Brotherhood of Electrical Workers for its 868 unionized employees, representing production and maintenance employees, customer relations representatives, service workers and clerical employees, excluding persons in managerial, professional or supervisory positions, which agreements were renegotiated effective July 1, 1994 and continue through June 30, 1998. The agreements provide for an average general wage increase of 3.2% in each of the first three years of such agreements and a 3.5% increase in the fourth year of such agreements, and certain additional fringe benefits.

          Affiliates: On June 30, 1996, a merger was effected between two wholly-owned subsidiaries of the Company whereby Central Hudson Cogeneration, Inc. was merged into Central Hudson Enterprises Corporation, with the latter being the surviving corporation. Said merger had previously been approved by the PSC.

          Central Hudson Enterprises Corporation: Central Hudson Enterprises Corporation is engaged in the business of conducting energy audits, providing services related to the design, financing, installation and maintenance of energy conservation measures and cogeneration systems for private businesses, institutional organizations and governmental entities and participates in cogeneration, small hydro and alternate energy production projects, directly or through one or more of its affiliates, including the Cencogen - West Delaware Corporation.

          CH Resources, Inc., Phoenix Development Company, Inc., and Greene Point Development Corporation: These corporations, each a wholly-owned subsidiary of the Company, were established to either hold real property for the future use of the Company or to participate in energy-related ventures. Currently, such subsidiaries either do not hold assets or hold assets of little market value.

Executive Officers of the Company

          The names of the current officers of the Board of Directors and the executive officers of the Company, their positions held and business experience during the past five (5) years and ages (at December 31, 1996) are as follows:

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age

                      Officers of the Board


John E. Mack, III,       Present positions, except Chairman    62
  Chairman of the Board  of the Committee on Finance,
  and Chief Executive    April 1996
  Officer; Chairman of
  the Executive,
  Retirement and Finance
  Committees

Jack Effron,             Present position since April 1994;    63
  Chairman of Committee  President of Efco Products, a
  on Compensation and    bakery ingredients corporation;
  Succession             member of the St. Francis Health
                         Care Foundation; Chairman of the
                         Chief Executive's Network for
                         Manufacturing of the Council of
                         Industry of Southeastern New York

Heinz K. Fridrich        Present position since April 1995;    63
  Chairman of Committee  Courtesy Professor, University of
  on Audit               Florida at Gainesville, since 1994;
                         Vice President - Manufacturing
                         International Business Machines
                         Corporation, March 1992 - September
                         1993; Board of Trustees; Mount St.
                         Mary College, March 1992 - 1993


                Executive Officers of the Company

Paul J. Ganci,           Present position                      58
  President and Chief
  Operating Officer


Carl E. Meyer,           Present position since April 1996;    49
  Sr. Vice President -   Vice President - Customer Services,
  Customer Services      November 1992 - April 1996; Vice
                         President - Engineering and
                         Production, March 1992 - November
                         1992

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age


         Executive Officers of the Company - (Continued)


Allan R. Page,           Present position since April 1996;    49
  Sr. Vice President -   Vice President - Corporate Services,
  Corporate Services     November 1992 - April 1996; Vice
                         President - Customer Services, March
                         1992 - November 1992

Joseph J. DeVirgilio,    Present position                      45
  Jr., Vice President -
  Human Resources and
  Administration

Ronald P. Brand,         Present position since November       58
  Vice President -       1992; Assistant Vice President -
  Engineering and        Engineering, March 1992 - November
  Environmental Affairs  1992

Benon Budziak,           Present position since February       64
  Vice President -       1994; Assistant Vice President -
  Fossil Production      Fossil Production, November 1992 -
                         February 1994; Manager - Fossil
                         Production, March 1992 - November
                         1992

Ellen Ahearn,            Present position since April 1994;    42
  Secretary              Assistant Secretary and Internal
                         Auditing Manager, August 1992 -
                         April 1994; Internal Auditing Manager,
                         March 1992 - August 1992

Steven V. Lant,          Present positions since April 1993;   39
  Treasurer and          Assistant Treasurer and Assistant
  Assistant Secretary    Secretary, March 1992 - April
                         1993;

                            Principal Occupation or
                            Employment and Positions
Name of Officer and       and Offices with the Company
   Position Held         during the past five (5) years       Age

         Executive Officers of the Company - (Continued)


Donna S. Doyle           Present position since April 1995;    48
  Controller             Assistant Controller April 1994 -
                         April 1995; Manager of Taxes, Budgets
                         and Customer Accounting, April 1993 -
                         April 1995; Manager of Plant and
                         Depreciation and General Accounting,
                         March 1992 - April 1993

Arthur R. Upright,       Present position since February       53
  Assistant Vice         1994; Manager Cost and Rate
  President - Cost       and Financial Planning, March 1992
  and Rate and           - February 1994
  Financial Planning

Gladys L. Cooper         Present position since September      45
  Assistant Vice         1995; leave of absence for
  President -            educational purposes August 1992 -
  Governmental           September 1995; Secretary, March
  Relations              1992 - April 1994



          There are no family relationships existing among any of the executive officers of the Company.


          Each of the above executive officers is elected or appointed annually by the Board of Directors.

          Item 2 - PROPERTIES

Electric

          General: The net capability of the Company's electric generating plants as of December 31, 1996, the net output of each plant for the year ended December 31, 1996, and the year each plant was placed in service or rehabilitated are as set forth below:

                                                             (MW)*
Electric                                                 Net Capability   1996 Unit
Generating                               Year Placed        (95-96)      Net Output
Plant            Type of Fuel            In Service     Summer   Winter     (MWh)
Danskammer       Residual Oil, Natural   1951-1967        505      502    2,133,513
Plant            Gas and Coal

Roseton Plant    Residual Oil            1974             422      423      300,459
(35% share)**    and Natural Gas

Neversink        Water                   1953              22       24       88,155
Hydro Station

Dashville        Water                   1920               5        5       11,464
Hydro Station

Sturgeon Pool    Water                   1924              16       16       80,685
Hydro Station

High Falls       Water                   1986               3        3       10,704
Hydro Station

Coxsackie        Kerosene or             1969              22       25        1,806
Gas Turbine      Natural Gas

So. Cairo        Kerosene                1970              20       23          887
Gas Turbine
Nine Mile 2      Nuclear                 1988             101      103      779,106
Plant (9% share)                                       ------   ------    ---------
                                         Total          1,116    1,124    3,406,779
*   Reflects maximum one-hour net capability of the Company's ownership of generation resources and, therefore, does not include firm purchases or sales.
**  Since August 1, 1994, the Roseton Plant units have been scheduled to operate alternately on a six-month cycle.

                                          - 17 -

                 The Company has a contract with PASNY which entitles the Company to 49 MW net capability from the Blenheim-
Gilboa Pumped Storage Hydroelectric Plant through 2002.

                 See Item 1 above, under the subcaption
"Regulation - Alternative Electric Power Generation," with respect to alternative electric power generation interconnected with the Company's system.

                 The Company owns 83 substations having an aggregate transformer capacity of 4.6 million KVA. The transmission system consists of 588 pole miles of line and the distribution system of 7,269 pole miles of overhead lines and 829 trench miles of underground lines.

                 Load and Capacity: The Company's maximum one-hour demand within its own territory, for the year ended December 31, 1996, occurred on August 23, 1996 and amounted to 838 MW.
The Company's maximum one-hour demand within its own territory, for that part of the 1996-1997 winter capability period through February 20, 1997 occurred on January 17, 1997 and amounted to 766 MW.

                 Based on current projections of peak one-hour demands for the three-year period comprising the 1997 summer capability period through the winter capability period of 1999-2000 the Company estimates that it will have capacity available to satisfy its projected peak demands plus the estimated installed reserve generating capacity requirements which it is required to maintain as a member of the New York Power Pool ("NYPP"), described below. The following table sets forth the amounts of any excess capacity by summer and winter capability periods for such three-year period:

                                   Peak +                   Excess of Capacity over
                   Forecasted      Installed   Available    Peak Plus NYPP Installed
 Capability          Peak          Reserve of  Capacity     Reserve Requirements
   Period             (MW)         18% (MW)      (MW)        (MW)       Percent
1997     Summer       905           1,068       1,183        115          10.8
1997-98  Winter       830           1,068*      1,191        123          11.5
1998     Summer       925           1,092       1,183         91           8.3
1998-99  Winter       845           1,092*      1,191         99           9.1
1999     Summer       940           1,109       1,183         74           6.7
1999-00  Winter       865           1,109*      1,191         82           7.4


*    Summer period peak plus reserve requirements carry over to the following winter period.

     The foregoing table reflects the reduction in capacity requirements as a result of the Company's Energy Efficiency Programs described above in Item 1 under the subcaption "Regulation - Energy Efficiency Programs".














                                          - 19 -

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

     As part of the ongoing discussions regarding the restructuring of the electric industry in New York State referred to under the caption "Competition" in the MD&A on pages 6 through 11 of Exhibit 13 hereto, proposals have been made to restructure the NYPP. In a filing with FERC, dated January 31, 1997, the member systems of the NYPP proposed a new market structure that would include as its key elements the establishment of an Independent System Operator ("ISO"), the New York State Reliability Council ("NYSRC"), and the New York Power Exchange ("NYPE"). The ISO, NYSRC and NYPE would collectively replace the NYPP.

     The ISO's principal mission would be to maintain the reliability of the New York State bulk power systems and to provide transmission service on a comparable and non-discriminatory basis. The ISO would be open to buyers, sellers, consumers and environmental groups and transmission providers; each of these groups would be represented on the Board of Directors of the ISO, which is proposed to be a not-for-profit New York corporation. The NYSRC's mission would be to promote and preserve the reliability of the bulk power system within New York State, through its primary responsibility for the promulgation of reliability rules; the ISO would develop the procedures necessary to operate the system within these reliability rules. The NYSRC is proposed to be governed by a committee comprised of transmission providers and representatives of buyers, sellers, and consumer and environmental groups. The NYPE is proposed to be established as a non-profit corporation that would provide a vehicle through which buyers and sellers could participate in the markets for energy, capacity and ancillary services.

     The Company is unable to predict the outcome of this FERC filing.

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

     For more information with respect to the Roseton Plant, see the caption "Roseton Plant" in Note 8 to the Company's 1996 Financial Statements appearing on pages 62 and 63 of Exhibit 13 hereto, which caption is incorporated herein by reference.

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

     Nine Mile 2 Plant: Reference is made to the caption "Nuclear Operations" in the MD&A, on pages 22 and 23 of Exhibit 13 hereto and Note 2 to the Company's 1996 Financial Statements, on pages 48 through 50 of Exhibit 13 hereto, which caption and Note are incorporated herein by reference, for a discussion of the Company's ownership interest in, costs for, and certain operating matters relating to the Nine Mile 2 Plant.

Gas

     General: The Company's gas system consists of 161 miles of transmission pipelines and 963 miles of distribution pipelines.

     Current Gas Supply: For information on the Company's gas suppliers and gas storage capability, see the caption "Natural Gas Supply" in Note 8 to the Company's 1996 Financial Statements and the subcaption, "Recent Developments - New York - Natural Gas" in the MD&A appearing on pages 64 and 65 of Exhibit 13 hereto, which caption and subcaption are incorporated herein by reference.

     During 1996, natural gas was available to firm gas customers at a price competitive with that of alternative fuels. As compared to 1995, in 1996, firm retail gas sales, normalized for weather, increased by 2.85% and the average number of firm gas customers increased by 1.05% or 629. Sales to interruptible customers decreased 78% in 1996 as compared to 1995. Due to Sharing Arrangements, as described in the caption "Sharing Arrangements," in the MD&A appearing on page 24 of Exhibit 13 hereto, which caption is incorporated herein by reference, that are in place for interruptible gas sales variations from year to year, the reduction in interruptible gas sales has a minimal impact on earnings.

     For the year ended December 31, 1996, the total amount of gas purchased from all sources was 1,091,909 Mcf., which includes
461,417 Mcf. purchased directly for use as a boiler fuel at the Roseton Plant.

     The Company also owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and in Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

     Sufficiency of Supply and Future Gas Supply: The peak daily demand for natural gas by the Company's customers for the year ended December 31, 1996 occurred on December 31, 1996 and amounted to 91,823 Mcf. The Company's peak-day gas capability in 1996 was 116,865 Mcf. The peak daily demand for natural gas by the Company's customers for that part of the 1996-1997 heating season through February 20, 1997, occurred on January 18, 1997 and amounted to 101,175 Mcf.

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

     For a discussion of the PSC proceeding relating to issues associated with the restructuring of the natural gas market, see also the subcaption "Competition - New York - Natural Gas" in the MD&A, on page 11 of Exhibit 13 hereto, and the caption "Natural Gas Supply" in Note 8 to the Company's 1996 Financial Statements appearing on pages 64 and 65 of Exhibit 13 hereto, which subcaption and caption are incorporated herein by reference.

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

     All of the physical properties of the Company (other than property, such as material and supplies, excluded in the Company's First Mortgage Bond Indenture ("Mortgage"), and its franchises are subject to the lien of the Mortgage under which all of its Mortgage Bonds are outstanding. Such properties are from time to time subject to liens for current taxes and assessments which it is the Company's practice to pay regularly as and when due.

     The Company's properties have been well maintained and are in good operating condition.

     During the three-year period ended December 31, 1996, the Company made gross property additions of $164.2 million (which includes $6 million in property additions related to the Roseton Plant restoration due to fire damage, which amount was reimbursed by insurance) and property retirements and adjustments of $36.8 million, resulting in a net increase (including Construction Work in Progress) in utility plant of $127.4 million, or 9.3%.

     Item 3 - LEGAL PROCEEDINGS

Asbestos Litigation

     For a discussion of suits against the Company involving asbestos, see the caption "Asbestos Litigation" in Note 8 to the Company's 1996 Financial Statements appearing on pages 67 and 68 of Exhibit 13 hereto, which caption is incorporated herein by reference.

     Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. The Company has been a defendant in approximately
1,000 such individual lawsuits.   Many of these lawsuits have
been disposed of without any payment by the Company, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billion dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company is insured under successive comprehensive general liability policies issued by a number of insurers, has put such insurers on notice of the asbestos lawsuits and has demanded reimbursement for its defense costs and liability. The Company's insurance does not extend to punitive damages.

Environmental Litigation

     On March 23, 1992, in an action brought in 1991 by the Natural Resources Defense Council, Inc., the Hudson River
Fisherman's Association and Scenic Hudson, Inc., a Consent Order was approved by the Supreme Court of the State of New York, Albany County.

     Such Consent Order provides for certain operating restrictions at the Roseton Plant relating to the use of river water for plant cooling purposes, which have not imposed, and are not expected to impose, material additional costs on the Company. The Consent Order was extended by agreement of the parties until February 1, 1997. The parties have now agreed to extend the Consent Order until February 1, 1998, subject to Court approval. For a description of the pending NYSDEC proceeding involving renewal of the SPDES permit for the Roseton Plant (which expired on October 1, 1992), see Item 1 above under the subcaption "Environmental Quality - Water."

Environmental Claims - Newburgh Manufactured Gas Site

     Reference is made to the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities" on pages 66 and 67 of
Exhibit 13 hereto of Note 8 to the Company's 1996 Financial Statements, which subcaption is herein incorporated by reference, for a discussion of litigation filed against the Company by the City of Newburgh, New York, on May 26, 1995 in the United States District Court, Southern District of New York, and the Company's response thereto.

     Additional testing pursuant to the Order of Consent, referred to under such subcaption, will be made, in the Spring of 1997, of the Company's property, the property of the City of Newburgh and the bottom of the Hudson River adjoining the City of Newburgh's property.

Catskill Incident

     Reference is made to the caption "Other Matters" in Note 8 of the Company's 1996 Financial Statements, on pages 68 and 69 of
Exhibit 13 hereto, which caption is herein incorporated by reference, for a description of an explosion in a dwelling in the Company's gas service territory in Catskill, New York in November 1992 which resulted in personal injuries, the death of an occupant and property damage.

     Lawsuits have been commenced against the Company arising out of such incident, including the following:

     By complaint, dated February 2, 1994, Carl Fatzinger, as executor of the estate of Mildred Fatzinger, and Virginia Fatzinger commenced an action in the Supreme Court of the State of New York, Greene County, against the Company and two other defendants. The complaint seeks an unspecified amount of compensatory and punitive damages based on theories of negligence, absolute liability and gross negligence for the death of Mildred Fatzinger, personal injuries to Virginia Fatzinger and property damage alleged to have been caused by said explosion.

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

     The Company is investigating these claims and presently has insufficient information on which to predict their outcome. The Company believes that it has adequate insurance with regard to the claims for compensatory damages. The Company's insurance, however, does not extend to punitive damages. If punitive damages were ultimately awarded in either or both of these lawsuits, such award(s) could have a material adverse effect on the financial condition of the Company. At this time, the Company can make no prediction as to any other litigation which may arise out of this incident.

Wappingers Falls Incident

     Reference is made to the caption "Other Matters" in Note 8 to the Company's 1996 Financial Statements, on pages 68 and 69 of
Exhibit 13 hereto, which caption is herein incorporated by reference, for a description of two consecutive fires and explosions which occurred on February 12, 1994, destroying a residence and commercial establishment in the Village of Wappingers Falls, New York, in the Company's service territory.

     Lawsuits have been commenced against the Company arising out of such incident, including the following:

     On August 31, 1994, the Company was served with a summons and complaint in an action brought by John DeLorenzo against the Company and the Village of Wappingers Falls in the Supreme Court of the State of New York, County of Dutchess. The complaint seeks unspecified amounts of damages, based on a theory of negligence, for personal injuries and property damage alleged to have been caused by the incident.

     On October 13, 1994, the Company was served with a summons and complaint in an action brought by Edward Baecher d/b/a NTC Auto Body against the Company, the Town of Wappingers Falls, the Village of Wappingers Falls, and the Wappingers Falls
Fire Department in the Supreme Court of the State of New York, County of Dutchess. The complaint seeks recovery from the Company of compensatory and punitive damages in the sum of $1,000,000, based on the theory of negligence, for property damages alleged to have caused by the incident.

     On March 9, 1995, the Company was served with a summons and complaint in an action brought by Cengiz Ceng, individually and as executor under the last will and testament of Nizamettin Ceng, and Tarkan Thomas Ceng against the Company and the Village of Wappingers Falls in the Supreme Court of the State of New York, County of Dutchess. The complaint seeks recovery of $250,000 from the Company, based on the theory of negligence, for property damages alleged to have caused by the incident.

     The Company is investigating these claims and presently has insufficient information on which to predict their outcome. The Company believes that it has adequate insurance with regard to the claims for compensatory damages. The Company's insurance, however, does not extend to punitive damages. If punitive damages were ultimately awarded, in any of these lawsuits, such award(s) could have a material adverse effect on the financial condition of the Company. At this time, the Company can make no prediction as to any other litigation which may arise out of this incident.

Income Tax Assessments

     Reference is made to the subcaption "Tax Matters -
Assessments" in Note 8 to the Company's 1996 Financial
Statements, on page 68 of Exhibit 13 hereto, which subcaption is incorporated herein by reference, for a discussion of the examination by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for 1987 and 1988.

     Item 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this Report.

                             PART II

     Item 5 -  MARKET FOR THE COMPANY'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Common Stock
Dividends and Price Ranges" in the MD&A, on page 28 of Exhibit 13 hereto, is incorporated herein by reference.

     Pursuant to applicable statutes and its Certificate of Incorporation, the Company may pay dividends on shares of Preferred and Common Stock only out of surplus.

     For information regarding the replacement, effective January 1, 1997, of the Company's Automatic Dividend Reinvestment and Stock Purchase, Customer Stock Purchase and Employee Stock Purchase Plans, by a single new Stock Purchase Plan, see Note 5 of the Company's 1996 Financial Statements appearing on pages 53 through 55 and page 15 of the MD&A caption "Financing Program" of
Exhibit 13 hereto, which Note is incorporated herein by reference.

     For a complete description of the Company's new Stock Purchase Plan, reference is made to the Prospectus, dated December 9, 1996, which is part of the Company's Registration Statement on Form S-3 (Registration No. 333-11521), relating to 783,582 shares of Common Stock registered under the Securities Act of 1933 for issuance under said Plan.

          On January 28, 1997, the Company commenced the monthly repurchase, in an amount of approximately 20,000 shares per month, of its issued and outstanding common stock pursuant to a program approved by the PSC and which is described in Note 5 appearing on pages 53 through 55 of the Company's 1996 Financial Statements, of Exhibit 13 which Note 5 is incorporated herein by reference.

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

          Item 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a)  Financial Statements and Report of Independent
               Accountants

          The Company's 1996 Financial Statements, together with the report thereon of Price Waterhouse LLP, dated January 24, 1997, appearing on pages 29 through 72 of Exhibit 13 hereto, are incorporated by reference in this Annual Report on Form 10-K. The Financial Statement Schedule incorporated by reference as part of this Annual Report on Form 10-K should be read in conjunction with the Company's 1996 Financial Statements. Financial Statement Schedules not included with this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the Company's 1996 Financial Statements.

          The Company's 1996 Financial Statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated. The Company's subsidiaries are each wholly-owned and consist of landholding, cogeneration or energy management companies. The net income of the Company's subsidiaries is reflected in the Company's Consolidated Statement of Income as Other Income Other-net; such Consolidated Statement of Income is contained on pages 36 and 37 of Exhibit 13 hereto.

          The following information is being furnished in accordance with Regulation S-X, Section 210.5-02:

          Weighted average                      December 31,
          interest rate on                   1996   1995   1994
          the Company's
          short-term debt
          outstanding                        5.94%    -    6.69%


          (b)  Supplementary Financial Information

          The supplementary financial information specified by
Item 302 of Regulation S-K is found under the caption "Selected Quarterly Financial Data (Unaudited)," of the Company's 1996 Financial Statements on page 73 of Exhibit 13 hereto, which caption is incorporated herein by reference pursuant to Item 8
(a) above.

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


          Item 9 -   CHANGES IN AND DISAGREEMENTS WITH
                     ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE

          None.

                            PART III

          Item 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     COMPANY

          The information with respect to the Directors of the Company required hereunder is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement, dated February 24, 1997, to be used in connection with its Annual Meeting of Shareholders to be held on April 1, 1997, which proxy statement has previously been submitted to the Securities and Exchange Commission pursuant to that Commission's Regulation S-T.

          The information with respect to the executive officers of the Company required hereunder is incorporated by reference to
Item 1 of this Annual Report on Form 10-K, under the caption
"Executive Officers of the Company."

          Item 11 -  EXECUTIVE COMPENSATION

          The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement, dated February 24, 1997, to be used in connection with its Annual Meeting of Shareholders to be held on April 1, 1997.

          Item 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT

          The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement, dated February 24, 1997, to be used in connection with its Annual Meeting of Shareholders to be held on April 1, 1997.

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

     Management Incentive Program of the Company, effective April
     1, 1994 (Exhibit (10)(iii)23)

(b)  Reports on Form 8-K

          During the period to the date hereof, the following
Report on Form 8-K was filed by the Company:

          Report, dated October 15, 1996, reporting that pursuant to the October 1995 Order on Consent entered into between the Company and the New York Department of Environmental Conservation ("NYSDEC"), as referred to in the caption "Environmental Claims - Newburgh Manufactured Gas Site" in Item 3, of Part I of this Annual Report on Form 10-K for the fiscal year ending December 31, 1996, the Company filed, on October 10, 1996, a progress report with the NYSDEC for the investigation and remediation program being conducted on the Company's former coal gasification plant site and the City of Newburgh's adjacent and nearby property. Contemporaneous with such filing the Company's issued a press release which was filed therewith as Exhibit 99 and incorporated therein by reference.

(c)  Exhibits Required by Item 601 of Regulation S-K

          Incorporated herein by reference to subpart (a)-3 of
Item 14, above.

(d)       Financial Statement Schedule required by Regulation S-X
          which is excluded from the Company's Annual Report to
          Shareholders for the fiscal year ended December 31,
          1996

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

Dated:  February 28, 1997

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

     Signature                   Title            Date

(a) Principal Executive
     Officer or Officers:


(John E. Mack, III)            Chairman of
                               the Board and
                               Chief Executive
                               Officer          February 28, 1997

(b) Principal Accounting
     Officer:


(Donna S. Doyle)               Controller       February 28, 1997


(c) Principal Financial
    Officer:


(Steven V. Lant)               Treasurer and
                               Assistant
                               Secretary        February 28, 1997

     Signature                   Title            Date

(d) Directors:


(L. Wallace Cross)             Director         February 28, 1997



(Jack Effron)                  Director         February 28, 1997



(Frances D. Fergusson)         Director         February 28, 1997



(Heinz K. Fridrich)            Director         February 28, 1997



(Edward F. X. Gallagher)       Director         February 28, 1997



(Paul J. Ganci)                Director         February 28, 1997



(Charles LaForge)              Director         February 28, 1997



(John E. Mack, III)            Director         February 28, 1997



(Edward P. Swyer)              Director         February 28, 1997

                  INDEX TO FINANCIAL STATEMENTS
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                                                  Page(s) in
                                                  Exhibit 13
                                                  of this Report*
1.   Financial Statements

     Report of Independent Accountants                 29

     Consolidated Balance Sheet at
       December 31, 1996 and 1995                      32-35

     Consolidated Statement of Income for
       the three years ended December 31, 1996         36-37

     Consolidated Statement of Retained
       Earnings for the three years
       ended December 31, 1996                         38

     Consolidated Statement of Cash Flows for
       the three years ended December 31, 1996         39-40

     Notes to Consolidated Financial Statements        41-72

     Selected Quarterly Financial Data (Unaudited)     73

                                                   Page(s) in
                                                   Form 10-K

     Report of Independent Accountants on
       Financial Statement Schedule                    F-2

     Consent of Independent Accountants                F-2

2.   The Financial Statement Schedule
       for the Years 1996, 1995 and 1994           F-3 - F-5

     Schedule II     -  Reserves





     *Incorporated by reference to the indicated pages of Exhibit
    13 to this Report.

                REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Central Hudson Gas & Electric Corporation

Our audits of the consolidated financial statements referred to in our report dated January 24, 1997 appearing in the 1996 Annual Report to Shareholders of Central Hudson Gas & Electric Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(d) of this Annual Report on Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

New York, New York
January 24, 1997

               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement, on Form S-3 (Registration No. 333-11521), relating to Central Hudson Gas & Electric Corporation's Stock Purchase Plan, of our report dated January 24, 1997 appearing in the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference therein of our report on the Financial Statement Schedule, which appears above.


PRICE WATERHOUSE LLP

New York, New York
February 28, 1997

                                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION                    SCHEDULE II
                                                        RESERVES                                     Sheet 1
                                              YEAR ENDED DECEMBER 31, 1996
   Column A                   Column B                Column C               Column D       Column E
                                                      Additions
                                                            Charged to       Payments       Balance
                              Balance at     Charged to       other           charged        at end
                              beginning       cost and      accounts -          to             of
Description                   of period       expenses       describe        reserves        period
Operating Reserves:
  Reserve for injuries
   and damages                $2,575,064     $1,063,750     $    -         $1,000,655     $ 2,638,159
  Workers compensation
   deductible                  2,186,505          -            181,000 (a)    205,718       2,161,787
  Storm reserve                  500,000          -              -            500,000          -
  Nine Mile 2 Plant
   miscellaneous reserve         762,532      1,601,386         14,608 (b)  2,423,208         (44,682)

  Total Operating Reserves    $6,024,101     $2,665,136     $  195,608     $4,129,581     $ 4,755,264

Reserve for Uncollectible
 Accounts                     $2,500,000     $4,335,676     $              $3,635,676     $ 3,200,000

Note:
 (a)  Charged to clearing account for workers compensation insurance and subsequently distributed, together with other insurance premium costs, to various asset and expense accounts.
 (b)  Charged to regulatory asset account representing future recovery from ratepayers.






                                                            F-3

                                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION                    SCHEDULE II
                                                        RESERVES                                     Sheet 2
                                              YEAR ENDED DECEMBER 31, 1995
   Column A                   Column B                Column C               Column D       Column E
                                                      Additions
                                                            Charged to       Payments       Balance
                              Balance at     Charged to       other          charged         at end
                              beginning       cost and      accounts -          to             of
Description                   of period       expenses       describe        reserves        period
Operating Reserves:
  Reserve for injuries
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

                                                            F-4

                                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION                    SCHEDULE II
                                                        RESERVES                                     Sheet 3
                                              YEAR ENDED DECEMBER 31, 1994
   Column A                   Column B                Column C               Column D       Column E
                                                      Additions
                                                            Charged to       Payments       Balance
                              Balance at     Charged to       other          charged         at end
                              beginning       cost and      accounts -          to             of
Description                   of period       expenses       describe        reserves        period
Operating Reserves:
  Reserve for injuries
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