Form 10-Q
period 1997-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1997-05-07
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................March 31, 1997
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,484,187 shares outstanding as of April 30, 1997.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX





       PART I - FINANCIAL INFORMATION                                 PAGE

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended March 31, 1997 and 1996                   1

         Consolidated Balance Sheet - March 31, 1997
          and December 31, 1996                                        3

         Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1997 and 1996                   5

         Notes to Consolidated Financial Statements                    7

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                   8


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             14

Item 4 - Submission of Matters to a Vote of
          Security Holders                                             14

Item 6 - Exhibits and Reports on Form 8-K                              15

Signatures                                                             17

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                 For the 3 Months Ended
                                                        March 31,
                                                    1997            1996
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  104,919       $ 109,306
 Gas...................................             42,529          38,055
  Total - own territory................            147,448         147,361
 Electric sales to other utilities.....              4,361           4,617
 Gas sales to other utilities..........                 66           1,868
          Total Operating Revenues.....            151,875         153,846
Operating Expenses
 Operation:
  Fuel used in electric generation.....             14,932          22,641
  Purchased electricity................             14,958           9,712
  Purchased natural gas................             25,367          21,329
  Other expenses of operation..........             24,254          25,123
 Maintenance...........................              5,795           7,137
 Depreciation and amortization.........             10,905          10,707
 Taxes, other than income tax..........             17,699          17,780
 Federal income tax....................             12,163          12,325
          Total Operating Expenses.....            126,073         126,754

Operating Income.......................             25,802          27,092

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                100             153
 Federal income tax....................                190             276
 Other - net...........................              1,866           1,623
          Total Other Income
           and Deductions..............              2,156           2,052

Income Before Interest Charges.........             27,958          29,144

Interest Charges
 Interest on mortgage bonds............              3,559           4,216
 Interest on other long-term debt......              2,082           2,082
 Interest on short-term debt...........                 93              11
 Other interest........................                576             507
 Allowance for borrowed funds
  used during construction.............                (63)           (124)
 Amortization of expense on debt.......                226             252
          Total Interest Charges.......              6,473           6,944

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                For the 3 Months Ended
                                                        March 31,
                                                   1997            1996
                                                 (Thousands of Dollars)

Net Income............................             21,485          22,200

Premium on Preferred Stock Redemption.               -                378
Dividends Declared on Cumulative
 Preferred Stock......................                808             808
Income Available for Common Stock.....             20,677          21,014
Dividends Declared on
 Common Stock.........................              9,274           9,215

Balance Retained in the Business......          $  11,403        $ 11,799


Common Stock:
 Average Shares Outstanding (000s)....             17,534          17,532

 Earnings Per Share...................              $1.18           $1.20

 Dividends Declared...................              $ .53           $.525























                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                               March 31,       December 31,
                                                 1997             1996

                                                (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................              $1,175,568       $1,171,798
 Gas............................                 145,591          145,375
 Common.........................                  89,859           87,591
 Nuclear fuel...................                  36,937           36,913
                                               1,447,955        1,441,677
 Less: Accumulated depreciation.                 530,620          520,999
       Nuclear fuel amortization                  30,671           29,748
                                                 886,664          890,930
 Construction work in progress..                  49,438           48,699
   Net Utility Plant............                 936,102          939,629

Investments and Other Assets
 Prefunded pension costs........                  13,888           10,672
 Other..........................                  12,745           12,419
   Total Investments and Other
    Assets......................                  26,633           23,091

Current Assets
 Cash and cash equivalents......                   6,940            4,235
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............                  59,297           48,080
 Accrued unbilled utility
  revenues......................                  16,129           16,042
 Other receivables..............                   1,824            2,896
 Fuel, materials and supplies,
  at average cost...............                  24,364           28,095
 Special deposits and
  prepayments...................                  19,153           13,440
   Total Current Assets.........                 127,707          112,788

Deferred Charges
 Regulatory Assets..............                 140,633          151,426
 Unamortized debt expense.......                   5,295            5,393
 Other..........................                  16,727           16,779
   Total Deferred Charges.......                 162,655          173,598

Total Assets....................              $1,253,097       $1,249,106


                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                             March 31,       December 31,
                                               1997             1996
                                            (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares out-
  standing ($5 par value):
  1997 - 17,506,987
  1996 - 17,554,987............            $   87,775         $   87,775
 Paid-in capital...............               284,465            284,465
 Retained earnings.............               117,223            105,821
 Reacquired capital stock......                (1,548)              -
 Capital stock expense.........                (6,333)            (6,352)
   Total Common Stock Equity...               481,582            471,709
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................                21,030             21,030
  Subject to mandatory
   redemption..................                35,000             35,000
    Total Cumulative Preferred
     Stock.....................                56,030             56,030
 Long-term Debt................               362,671            362,040
    Total Capitalization.......               900,283            889,779
Current Liabilities
 Current maturities
  of long-term debt............                 1,670              1,362
 Notes payable.................                 1,700             15,600
 Accounts payable..............                16,809             26,137
 Accrued taxes and interest....                23,555              5,347
 Dividends payable.............                10,082             10,112
 Accrued vacation..............                 4,339              4,251
 Customer deposits.............                 3,994              4,019
 Other.........................                 4,860              6,676
   Total Current Liabilities...                67,009             73,504
Deferred Credits and Other
 Liabilities
 Regulatory Liabilities........                76,279             74,587
 Operating reserves............                 5,767              4,755
 Other.........................                 9,347              9,155
   Total Deferred Credits and
    Other Liabilities..........                91,393             88,497
Accumulated Deferred Income Tax               194,412            197,326

Total Capitalization and
 Liabilities...................            $1,253,097         $1,249,106

                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the 3 Months Ended
                                                         March 31,
                                                    1997            1996
                                                  (Thousands of Dollars)
Operating Activities
  Net Income..........................            $ 21,485        $ 22,200
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization........              12,120          11,995
    Deferred income taxes, net........                (364)          2,022
    Allowance for equity funds used
     during construction..............                (101)           (153)
    Nine Mile 2 Plant deferred
     finance charges, net.............              (1,214)         (1,214)
    Provision for uncollectibles......                 825           1,052
    Accrued pension costs.............              (2,336)         (1,897)
    Deferred gas costs................               6,151           3,020
    Deferred gas refunds..............                (141)         (1,608)
    Other - net.......................               5,469           1,036

  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues.................             (11,057)        (10,177)
    Fuel, materials and supplies......               3,731             544
    Special deposits and prepayments..              (5,713)         (7,178)
    Accounts payable..................              (9,328)         (1,729)
    Accrued taxes and interest........              18,208          15,840
    Other current liabilities.........              (1,753)         (1,311)
  Net cash provided by operating
   activities.........................              35,982          32,442

Investing Activities
  Additions to plant..................              (8,352)         (9,726)
  Allowance for equity funds used
   during construction................                 101             153
  Net additions to plant..............              (8,251)         (9,573)
  Nine Mile 2 Plant decommissioning
   trust fund.........................                (170)           (205)
  Other - net.........................                (229)             34
  Net cash used in investing
   activities.........................              (8,650)         (9,744)

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the 3 Months Ended
                                                          March 31,
                                                     1997            1996
                                                   (Thousands of Dollars)

Financing Activities
   Proceeds from issuance of:
     Long-term debt...................               1,650             529
     Common stock.....................                -              1,739
   Repayments of short-term debt......             (13,900)           -
   Retirement and redemption of
    long-term debt....................                (718)           (234)
   Retirement and redemption of
    cumulative preferred stock........                -            (13,000)
   Dividends paid on cumulative
    preferred and common stock........             (10,111)        (10,244)
   Issuance and redemption costs......                -                (16)
   Redemption premium on cumulative
    preferred stock...................                -               (130)
   Reacquired capital stock...........              (1,548)           -
   Net cash used in financing
    activities........................             (24,627)        (21,356)

Net Change in Cash and Cash
 Equivalents..........................               2,705           1,342
Cash and Cash Equivalents -
 Beginning Year.......................               4,235          15,478

Cash and Cash Equivalents -
 End of Period........................            $  6,940        $ 16,820


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized)......................            $  1,282         $ 1,193
   Federal income tax paid............                -                200









                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  Notes to Consolidated Financial Statements

1.   General

The accompanying consolidated financial statements of Central
 Hudson Gas & Electric Corporation (herein the Registrant or the Company) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1996 (Company's 10-K Report). Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2.   New Accounting Standard

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to companies with publicly held common stock, including utilities. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures. In compliance with the requirements of this standard, the Company will adopt SFAS 128 in the fourth quarter of 1997. The Company does not expect that the adoption of SFAS 128 will have a significant impact on the reporting of EPS for the Company.

3.   Commitments and Contingencies

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in
 Note 8 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report. Except as what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1997, and in any Current Report, on Form 8-K, filed in 1997, there have been no material changes in the subject matters discussed in said Note 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 1997, cash expenditures, related to the construction program of the Company, amounted to $8.2 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $8.3 million includes the debt portion of $63,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, entitled "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources.

The growth of retained earnings in the first three months of 1997 contributed to the increase in the book value of common stock from $26.87 at December 31, 1996 to $27.51 at March 31, 1997 and the increase in the common equity ratio from 52% at December 31, 1996 to 53.3% at March 31, 1997.

The Company has $52 million of committed short-term credit facilities available. In order to diversify its sources of short-term financing, the Company has entered into short-term credit facilities agreements with several commercial banks. At March 31, 1997, the Company had $1.7 million of short-term debt outstanding. Authorization from the Public Service Commission of the State of New York (PSC), however, limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate.

For the three months ended March 31, 1997, the Company repurchased 48,000 shares of its common stock for $1.5 million under its stock repurchase program (see Note 5 to the Consolidated Financial Statements included in the Company's 10-K
 Report).

EARNINGS PER SHARE

Earnings per share of common stock were $1.18 for the first quarter of 1997, as compared to $1.20 for the first quarter of 1996, a decrease of 2%.

The decrease in earnings per share for the quarter ended
 March 31, 1997, as compared to the same period in 1996, resulted primarily from decreased electric and gas net operating revenues (including fuel and purchased electric) attributable largely to decreased sales due to warmer winter weather experienced in the first quarter of 1997 when compared to the same period in 1996. Earnings per share in the first quarter of 1997, when compared to the comparable period in 1996, were also unfavorably affected by increased depreciation costs, increased taxes other than income tax and decreased AFDC on capital expenditures. This unfavorable variance was partially offset by decreased interest expense and the one-time redemption premium resulting, respectively, from the optional redemption in 1996 of mortgage bonds and preferred stock. Also offsetting this unfavorable variance were decreased operation and maintenance costs in 1997 resulting primarily from decreased storm restoration costs and a net decrease in employee labor and benefit costs for the first quarter of 1997, which was partially offset by increased electric distribution cost.

RESULTS OF OPERATIONS

The following table reports the variation in the results of
 operations for the three months ended March 31, 1997 compared to the same period for 1996:
                                            3 MONTHS ENDED MARCH 31,
                                                                INCREASE
                                           1997         1996   (DECREASE)
                                              (Thousands of Dollars)

Operating Revenues                       $151,875     $153,846    $ (1,971)
Operating Expenses                        126,073      126,754        (681)
Operating Income                           25,802       27,092      (1,290)
Other Income & Deductions                   2,156        2,052         104
Income before Interest Charges             27,958       29,144      (1,186)
Interest Charges                            6,473        6,944        (471)

Net Income                                 21,485       22,200        (715)
Premium on Preferred Stock
 Redemption                                  -             378        (378)
Dividends Declared on Cumulative
 Preferred Stock                              808          808        -
Income Available for Common Stock        $ 20,677     $ 21,014    $   (337)

OPERATING REVENUES
Operating revenues decreased $2 million or (1%) for the first quarter of 1997 as compared to the first quarter of 1996.
 Details of these revenue changes by electric and gas departments are as follows:

                              INCREASE (DECREASE) FROM PRIOR PERIOD
                                           FIRST QUARTER
                                ELECTRIC                     GAS
                                      (Thousands of Dollars)

Customer Sales                  $(4,054)                  $(2,727)*
Sales to Other
 Utilities                         (256)                   (1,802)
Fuel and Gas Cost
 Adjustment                        (714)                    7,612
Deferred Revenues                   397                      (803)
Miscellaneous                       (17)                      393 **
                                $(4,644)                  $ 2,673

 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected from or credited to customers under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

SALES

The Company's sales vary seasonally in response to weather.
 Generally electric revenues peak in the summer and gas revenues peak in the winter.

Total kilowatt-hour sales of electricity within the Company's service territory decreased 4%, while firm sales of natural gas decreased 11%, for the first quarter of 1997 as compared to the first quarter of 1996. Changes in sales from last year by major customer classifications including interruptible gas sales, are set forth below.

  Also indicated are the changes related to transportation of customer owned gas:
                          INCREASE (DECREASE) FROM PRIOR PERIOD
                                        FIRST QUARTER
                               ELECTRIC                   GAS
    Residential                     (5)%                  (10)%
    Commercial                      (4)                   (13)
    Industrial                      -                       1
    Interruptible                   N/A                    69
    Transportation of
     Customer-owned Gas             N/A                   123

Billing degree days were 16% lower for the quarter ended
 March 31, 1997 than for the same period last year.

Sales of electricity to residential customers in the first quarter of 1997 decreased 5% from the comparable prior year period resulting from the net effect of an 6% decrease in usage per customer and a 1% increase in the number of customers. Commercial sales in the first quarter of 1997 decreased 4% as compared to last year resulting from the net effect of a 5% decrease in usage per customer and a 1% increase in the number of customers. The reduced usage per customer for residential and commercial customers was due primarily to lower billing degree days in the first quarter of 1997 compared to 1996.

Sales of gas to residential customers for the first quarter of 1997 decreased 10% due to the net effect of a 12% decrease in usage per customer and a 2% increase in the number of customers. Commercial sales for the first quarter of 1997 decreased 13% due to the net effect of a 14% decrease in usage per customer and a 1% increase in the number of customers. As with electric sales, the reduced usage per gas customer for residential and commercial customers was due primarily to lower billing degree days in the first quarter of 1997 compared to the same period for 1996.

Interruptible gas sales increased 69% in the first quarter of 1997 due primarily to an increase in natural gas sold for use as a boiler fuel at the Roseton Steam Electric Generating Plant. Due to sharing arrangements that are in place for interruptible gas sales, variations from year to year have a minimal impact on earnings.

Transportation gas volumes increased 123% for the first quarter of 1997 attributable primarily to increased gas transportation service provided to a large industrial customer.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months ended March 31, 1997 compared to the same period for the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                             FIRST QUARTER
                                            AMOUNT        PERCENT
                                          (Dollars in Thousands)
  Fuel and Purchased
   Electricity                            $ (2,463)          (8)%
  Purchased Natural Gas                      4,038           19
  Other Expenses of Operation                 (869)          (4)
  Maintenance                               (1,342)         (19)
  Depreciation and Amortiza-
   tion                                        198            2
  Taxes, Other than
   Federal Income Tax                          (81)          (1)
  Federal Income Tax                          (162)          (1)
       Total                              $   (681)          (1)%

The cost of fuel and purchased electricity decreased $2.5 million or (8%) for the first quarter of 1997 due primarily to the combined effect of a decrease in the electric generation volume and a decrease in the cost of fuel for electric generation.
 The decrease was partially offset by an increase in purchased electric.

Purchased natural gas costs increased $4 million or 19% for the first quarter of 1997 primarily reflecting an increase in the restoration of deferred gas costs related to the Company's gas cost adjustment as noted above under the caption "Operating Revenues."

Maintenance expenses decreased $1.3 million or (19%) for the first quarter of 1997 due largely to decreased storm costs in 1997.

COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 29 of Exhibit 13 to the 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies.
 On March 21, 1997, the Board of Directors of the Company declared a quarterly dividend of $.53 per share, payable May 1, 1997 to shareholders of record as of April 10, 1997.

STORM COSTS

On April 1, 1997, a snow and wind storm disrupted service to approximately 100,000 customers in the Company's service territory. The restoration costs of the storm are estimated to be between $9 million and $10 million and will be reflected in the second quarter financial statements. The Company believes these costs are recoverable in rates and will request of the PSC deferral of these costs to be considered in the next request for electric rate increases (however, see the discussion in the Company's report, on Form 8-K, dated April 1, 1997 with respect to a proposed freeze in the Company's electric rates).

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Asbestos Litigation. For a discussion of suits against Registrant involving asbestos, see the caption "Legal Proceedings
- Asbestos Litigation" in Item 3, Part I of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("10-K Report").

     Since 1987, Registrant has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. As of April 15, 1997, Registrant has been a
defendant in approximately 1,085 such individual lawsuits.   Many
of these lawsuits have been disposed of without any payment by Registrant, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is Registrant's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on Registrant's financial position. However, if Registrant were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of Registrant if Registrant could not recover all or a substantial portion thereof in rates. Registrant's insurance does not extend to punitive damages.

Item 4.  Submission of Matters to a Vote of Security Holders

     Annual Meeting of Shareholders. Registrant's Annual Meeting of Shareholders was held on April 1, 1997. The following matters were voted upon at such meeting:

     (a) Election of Directors. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The number of shares voted for each such director, and the number of shares withheld for each such director, out of a total number of shares voted of 14,940,959, are as follows:

Name of Director                  Shares For      Shares Withheld

L. Wallace Cross             14,792,256              148,703
Jack Effron                  14,795,212              145,747
Frances D. Fergusson         14,787,928              153,031
Heinz K. Fridrich            14,789,710              151,249
Edward F.X. Gallagher        14,797,300              143,659
Paul J. Ganci                14,796,020              144,939
Charles LaForge              14,794,930              146,029
John E. Mack III             14,793,510              147,449
Edward P. Swyer              14,795,445              145,514

     (b) Independent Accountants. The appointment by the Board of Directors of Price Waterhouse LLP as Registrant's Independent
Accountants for the year 1997 was ratified by a vote of the shareholders as follows:

Shares For   Shares Against   Shares Abstaining  Broker Non-Votes

14,764,209      55,391            121,359             N/A

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

            (27) --               Financial Data Schedule,
                                  pursuant to Item 601(c) of
                                  Regulation S-K.

     (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Registrant filed a Current Report on Form 8-K, dated April 1, 1997, relating to a certain Settlement Agreement entered into among Registrant, the staff of the Public Service Commission of the State of New York ("PSC") and the New York State Department of Economic Development in connection with the ongoing Competitive Opportunities Proceeding( described under the caption "Competition - New York - Electric - Competitive Opportunities Proceeding" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was incorporated by reference as Exhibit 13 to the 10-K Report) and filed with the PSC on March 20, 1997. A copy of such Settlement Agreement was attached thereto as Exhibit (10).

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

Dated: May 7, 1997
