Form 10-K/A
period 1996-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1997-06-06
CIK 18647

                                                June 6, 1997



OFICS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413

Ladies and Gentlemen:

            Pursuant to communication with Sean J. Klein, Esq., we hereby deliver Amendment No. 1 on Form 10-K/A to this Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, to refile two material contracts of the Corporation which contain the material for which this Corporation's confidentiality request has been withdrawn.



                                                Very truly yours,

                                                CENTRAL HUDSON GAS &
                                                ELECTRIC CORPORATION



                                          BY_________________________
                                                   ELLEN AHEARN
                                                    SECRETARY



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                         FORM 10-K/A - AMENDMENT NO. 1

                         TO ANNUAL REPORT ON FROM 10-K

                        REFILING TWO MATERIAL CONTRACTS
                                ---------------
(Mark One)

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

Securities registered pursuant to Section 12(b) of the Act:

                        Name of each exchange
Title of each class            on which registered

Common Stock, $5.00 par value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                          Cumulative Preferred Stock:

                       4 1/2% Series
                       4.75% Series

                                AMENDMENT NO. 1

            The undersigned Registrant hereby amends and, as amended, restates the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth in the pages attached hereto:

                                    ITEMS:   EXHIBIT INDEX
                                             EXHIBITS




