Form 10-Q
period 1997-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1997-07-31
CIK 18647

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................June 30, 1997
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,445,287 shares outstanding as of June 30, 1997.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX





       PART I - FINANCIAL INFORMATION                                 PAGE

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended June 30, 1997 and 1996                    1-2

         Consolidated Statement of Income -
          Six Months Ended June 30, 1997 and 1996                      3-4

         Consolidated Balance Sheet - June 30, 1997
          and December 31, 1996                                        5-6

         Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1997 and 1996                      7-8

         Notes to Consolidated Financial Statements                    9-10

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                  11-18


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            19

Item 5 - Other Information                                            19-20

Item 6 - Exhibits and Reports on Form 8-K                             21

Signatures                                                            22

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                                 For the 3 Months Ended
                                                        June 30,
                                                    1997            1996
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $   90,853       $  93,875
 Gas...................................             24,216          20,651
  Total - own territory................            115,069         114,526
 Electric sales to other utilities.....              3,503           1,942
 Gas sales to other utilities..........                 32             526
          Total Operating Revenues.....            118,604         116,994
Operating Expenses
 Operation:
  Fuel used in electric generation.....             13,274          10,220
  Purchased electricity................             12,509          15,052
  Purchased natural gas................             13,028           9,046
  Other expenses of operation..........             25,378          24,988
 Maintenance...........................              7,080           7,945
 Depreciation and amortization.........             10,904          10,710
 Taxes, other than income tax..........             15,740          16,042
 Federal income tax....................              5,849           6,625
          Total Operating Expenses.....            103,762         100,628

Operating Income.......................             14,842          16,366

Other Income
 Allowance for equity funds
  used during construction.............                 82             153
 Federal income tax....................                169             667
 Other - net...........................              2,014             499
          Total Other Income...........              2,265           1,319

Income Before Interest Charges.........             17,107          17,685











                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                                For the 3 Months Ended
                                                        June 30,
                                                   1997            1996
                                                 (Thousands of Dollars)
Interest Charges
 Interest on mortgage bonds............              3,559           3,778
 Interest on other long-term debt......              2,299           2,161
 Interest on short-term debt...........                  1             131
 Other interest........................                609             500
 Allowance for borrowed funds
  used during construction.............                (51)           (123)
 Amortization of expense on debt.......                226             235
          Total Interest Charges.......              6,643           6,682

Net Income............................             10,464           11,003

Dividends Declared on Cumulative
 Preferred Stock......................                808              808
Income Available for Common Stock.....              9,656           10,195
Dividends Declared on
 Common Stock.........................              9,331            9,304

Balance Retained in the Business......          $     325        $     891


Common Stock:
 Average Shares Outstanding (000s)....             17,475           17,555

 Earnings Per Share...................              $ .55            $ .58

 Dividends Declared...................              $.535            $ .53













                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                                 For the 6 Months Ended
                                                        June 30,
                                                    1997            1996
                                                  (Thousands of Dollars)
Operating Revenues
 Electric..............................         $  195,772       $ 203,182
 Gas...................................             66,745          58,706
  Total - own territory................            262,517         261,888
 Electric sales to other utilities.....              7,864           6,559
 Gas sales to other utilities..........                 98           2,394
          Total Operating Revenues.....            270,479         270,841
Operating Expenses
 Operation:
  Fuel used in electric generation.....             28,206          32,861
  Purchased electricity................             27,467          24,765
  Purchased natural gas................             38,395          30,375
  Other expenses of operation..........             49,633          50,110
 Maintenance...........................             12,876          15,083
 Depreciation and amortization.........             21,808          21,417
 Taxes, other than income tax..........             33,439          33,822
 Federal income tax....................             18,012          18,950
          Total Operating Expenses.....            229,836         227,383

Operating Income.......................             40,643          43,458

Other Income
 Allowance for equity funds
  used during construction.............                183             307
 Federal income tax....................                360             943
 Other - net...........................              3,880           2,121
          Total Other Income...........              4,423           3,371

Income Before Interest Charges.........             45,066          46,829

Interest Charges
 Interest on mortgage bonds............              7,118           7,993
 Interest on other long-term debt......              4,381           4,244
 Interest on short-term debt...........                 94             142
 Other interest........................              1,184           1,007
 Allowance for borrowed funds
  used during construction.............               (113)           (247)
 Amortization of expense on debt.......                453             487
          Total Interest Charges.......             13,117          13,626




                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                For the 6 Months Ended
                                                        June 30,
                                                   1997            1996
                                                 (Thousands of Dollars)
Net Income............................             31,949          33,203

Premium on Preferred Stock Redemption.               -                378
Dividends Declared on Cumulative
 Preferred Stock......................              1,615           1,615
Income Available for Common Stock.....             30,334          31,210
Dividends Declared on
 Common Stock.........................             18,606          18,519

Balance Retained in the Business......          $  11,728        $ 12,691


Common Stock:
 Average Shares Outstanding (000s)....             17,504          17,543

 Earnings Per Share...................              $1.73           $1.78

 Dividends Declared...................             $1.065          $1.055






















                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                                June 30,       December 31,
                                                 1997*            1996
                                                (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................              $1,185,555       $1,171,798
 Gas............................                 146,742          145,375
 Common.........................                  90,729           87,591
 Nuclear fuel...................                  36,943           36,913
                                               1,459,969        1,441,677
 Less: Accumulated depreciation.                 541,723          520,999
       Nuclear fuel amortization                  31,467           29,748
                                                 886,779          890,930
 Construction work in progress..                  45,712           48,699
   Net Utility Plant............                 932,491          939,629

Investments and Other Assets
 Prefunded pension costs........                  17,104           10,672
 Other..........................                  13,919           12,419
   Total Investments and Other
    Assets......................                  31,023           23,091

Current Assets
 Cash and cash equivalents......                  14,654            4,235
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............                  52,892           48,080
 Accrued unbilled utility
  revenues......................                   8,997           16,042
 Other receivables..............                   2,650            2,896
 Fuel, materials and supplies,
  at average cost...............                  23,478           28,095
 Special deposits and
  prepayments...................                  12,382           13,440
   Total Current Assets.........                 115,053          112,788

Deferred Charges
 Regulatory Assets..............                 138,635          151,426
 Unamortized debt expense.......                   5,197            5,393
 Other..........................                  21,683           16,779
   Total Deferred Charges.......                 165,515          173,598

Total Assets....................              $1,244,082       $1,249,106

                See Notes to Consolidated Financial Statements.

* Unaudited

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                              June 30,       December 31,
                                               1997*            1996
                                            (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000
  authorized; shares issued
  ($5 par value):
  1997 - 17,554,987
  1996 - 17,554,987............            $   87,775         $   87,775
 Paid-in capital...............               284,465            284,465
 Retained earnings.............               117,549            105,821
 Reacquired capital stock......                (3,535)              -
 Capital stock expense.........                (6,315)            (6,352)
   Total Common Stock Equity...               479,939            471,709
 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................                21,030             21,030
  Subject to mandatory
   redemption..................                35,000             35,000
    Total Cumulative Preferred
     Stock.....................                56,030             56,030
 Long-term Debt................               361,988            362,040
    Total Capitalization.......               897,957            889,779
Current Liabilities
 Current maturities
  of long-term debt............                 1,501              1,362
 Notes payable.................                  -                15,600
 Accounts payable..............                22,736             26,137
 Accrued taxes and interest....                14,172              5,347
 Dividends payable.............                10,138             10,112
 Accrued vacation..............                 4,339              4,251
 Customer deposits.............                 3,763              4,019
 Other.........................                 5,081              6,676
   Total Current Liabilities...                61,730             73,504
Deferred Credits and Other
 Liabilities
 Regulatory Liabilities........                74,761             74,587
 Operating reserves............                 5,967              4,755
 Other.........................                 9,333              9,155
   Total Deferred Credits and
    Other Liabilities..........                90,061             88,497
Accumulated Deferred Income Tax               194,334            197,326
Total Capitalization and
 Liabilities...................            $1,244,082         $1,249,106

                See Notes to Consolidated Financial Statements.
* Unaudited

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                   For the 6 Months Ended
                                                          June 30,
                                                    1997            1996
                                                  (Thousands of Dollars)
Operating Activities
  Net Income..........................            $ 31,949        $ 33,203
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     nuclear fuel amortization........              24,133          23,970
    Deferred income taxes, net........               1,404           5,547
    Allowance for equity funds used
     during construction..............                (183)           (307)
    Nine Mile 2 Plant deferred
     finance charges, net.............              (2,428)         (2,428)
    Provision for uncollectibles......               1,650           1,877
    Accrued pension costs.............              (4,459)         (3,601)
    Deferred gas costs................               7,146           1,582
    Deferred gas refunds..............               2,103          (1,788)
    Other - net.......................              (3,539)          1,304

  Changes in current assets and
   liabilities, net:
    Accounts receivable and unbilled
     utility revenues.................                 829             660
    Fuel, materials and supplies......               4,617             122
    Special deposits and prepayments..               1,058             (30)
    Accounts payable..................              (3,401)         (5,825)
    Accrued taxes and interest........               8,825           3,783
    Other current liabilities.........              (1,763)         (1,520)
  Net cash provided by operating
   activities.........................              67,941          56,549

Investing Activities
  Additions to plant..................             (17,684)        (21,321)
  Allowance for equity funds used
   during construction................                 183             307
  Net additions to plant..............             (17,501)        (21,014)
  Nine Mile 2 Plant decommissioning
   trust fund.........................              (1,478)           (591)
  Other - net.........................                 712              67
  Net cash used in investing
   activities.........................             (18,267)        (21,538)



                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                   For the 6 Months Ended
                                                           June 30,
                                                     1997            1996
                                                   (Thousands of Dollars)
Financing Activities
   Proceeds from issuance of:
     Long-term debt...................                 932           1,240
     Common stock.....................                -              1,818
   Repayments of short-term debt......             (15,600)           -
   Borrowings of short-term debt......                -             16,500
   Retirement and redemption of
    long-term debt....................                (859)        (30,289)
   Retirement and redemption of
    cumulative preferred stock........                -            (13,000)
   Dividends paid on cumulative
    preferred and common stock........             (20,193)        (20,266)
   Issuance and redemption costs......                -                488
   Redemption premium on cumulative
    preferred stock...................                -               (130)
   Reacquired capital stock...........              (3,535)           -
   Net cash used in financing
    activities........................             (39,255)        (43,639)

Net Change in Cash and Cash
 Equivalents..........................              10,419          (8,628)
Cash and Cash Equivalents -
 Beginning Year.......................               4,235          15,478

Cash and Cash Equivalents -
 End of Period........................            $ 14,654        $  6,850


Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized)......................            $ 12,029         $13,219
   Federal income tax paid............              11,111           7,875







                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  Notes to Consolidated Financial Statements
1.   General

The accompanying consolidated financial statements of Central
 Hudson Gas & Electric Corporation (herein the Company) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1996 (Company's 10-K Report). Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2.   New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This Statement supersedes APB Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing and presenting earnings per share (EPS) and applies to companies with publicly held common stock, including utilities. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures. In compliance with the requirements of this Statement, the Company will adopt SFAS 128 in the fourth quarter of 1997. The Company does not expect that the adoption of SFAS 128 will have a significant impact on the reporting of EPS for the Company.

In June 1997, the FASB issued Statement of Financial Accounting
 Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. In compliance with the requirements of this Statement, the Company will adopt SFAS 130 in the first quarter of 1998. The Company does not expect that the adoption of SFAS

 130 will have a significant impact on the reporting requirements of the Company.

In June 1997, the FASB issued Statement of Financial Accounting
 Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This Statement establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In compliance with the requirements of this Statement, the Company expects to adopt SFAS 131 in 1998. The Company does not expect that the adoption of SFAS 131 will have a significant impact on the reporting requirements of the Company.

3.   Commitments and Contingencies

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in
 Note 8 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report. Except as what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 1997, the Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1997 and in any Current Report, on Form 8-K, filed in 1997, there have been no material changes in the subject matters discussed in said Note 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1997, cash expenditures, related to the construction program of the Company, amounted to $17.4 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $17.5 million includes the debt portion of $113,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, entitled "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources.

The growth of retained earnings in the first six months of 1997 contributed to the increase in the book value of common stock from $26.87 at December 31, 1996 to $27.51 at June 30, 1997 and
 the increase in the common equity ratio from 52% at December 31, 1996 to 53.4% at June 30, 1997.

The Company has $52 million of committed short-term credit facilities available. In order to diversify its sources of short-term financing, the Company has also entered into short-term credit facilities agreements with several commercial banks. At June 30, 1997, the Company had no short-term debt outstanding. Authorization from the Public Service Commission of the State of New York (PSC), limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate. Investments in short-term securities were $10.9 million at the end of June 1997.

For the six months ended June 30, 1997, the Company repurchased
 109,700 shares of its common stock for $3.5 million under its stock repurchase program (See Note 5 to the Consolidated Financial Statements included in the Company's 10-K Report).

Based on a "strengthened financial profile, which is expected to continue to improve," Standard & Poor's Corporation (S&P), on July 16, 1997, upgraded the Company's secured debt rating from "A-" to "A" and its senior unsecured debt and preferred stock ratings from "BBB+" to "A-".

EARNINGS PER SHARE

Earnings per share of common stock were $.55 for the second quarter of 1997, as compared to $.58 for the second quarter of 1996, a decrease of 5%. Earnings per share of common stock were $1.73 for the six months ended June 30, 1997, as compared to $1.78 for the six months ended June 30, 1996, a decrease of 3%.

The decrease in earnings per share for the quarter ended June 30, 1997, as compared to the same period in 1996, resulted primarily from decreased electric and gas net operating revenues (including fuel costs and purchased electricity) attributable largely to a decrease in usage by residential and commercial customers. The decrease in electric net operating revenue was also affected by decreased usage by electric industrial customers. A 7% decrease in heating degree days contributed to the reduction in net operating revenues. This unfavorable variation was substantially offset by decreased interest expense and the one-time charges (in 1996) associated with the optional redemption in May 1996 of $30 million of the Company's 8 3/4% Series First Mortgage Bonds at a redemption price of 102.07% of the principal amount. Earnings per share were also impacted by the net effect of various other items, including increased depreciation costs and AFDC on capital expenditures, which were partially offset by an increase in other taxes.

The decrease in per share earnings for the six months ended
 June 30, 1997 as compared to the same period in 1996 resulted primarily from decreased electric and gas net operating revenues attributable largely to decreased sales occurring because of colder winter and early spring weather experienced in the first and second quarters of 1996, when compared to the same periods in 1997. The unfavorable variance in this six-month period was partially offset by decreased interest charges and the one-time charges associated with the May 1996 optional redemption of $30 million of the Company's 8 3/4% Series First Mortgage Bonds.

RESULTS OF OPERATIONS

The following tables report the variation in the results of operations for the three months and the six months ended
 June 30, 1997 compared to the same period for 1996:

                                            3 MONTHS ENDED JUNE 30,
                                                                INCREASE
                                           1997         1996   (DECREASE)
                                              (Thousands of Dollars)

Operating Revenues                       $118,604     $116,994    $  1,610
Operating Expenses                        103,762      100,628       3,134
Operating Income                           14,842       16,366      (1,524)
Other Income                                2,265        1,319         946
Income before Interest Charges             17,107       17,685        (578)
Interest Charges                            6,643        6,682         (39)

Net Income                                 10,464       11,003        (539)
Dividends Declared on Cumulative
 Preferred Stock                              808          808        -
Income Available for Common Stock        $  9,656     $ 10,195    $   (539)



                                            6 MONTHS ENDED JUNE 30,
                                                                INCREASE
                                           1997         1996   (DECREASE)
                                              (Thousands of Dollars)

Operating Revenues                       $270,479     $270,841    $   (362)
Operating Expenses                        229,836      227,383       2,453
Operating Income                           40,643       43,458      (2,815)
Other Income                                4,423        3,371       1,052
Income before Interest Charges             45,066       46,829      (1,763)
Interest Charges                           13,117       13,626        (509)

Net Income                                 31,949       33,203      (1,254)
Premium on Preferred Stock
 Redemption                                  -             378        (378)
Dividends Declared on Cumulative
 Preferred Stock                            1,615        1,615        -
Income Available for Common Stock        $ 30,334     $ 31,210    $   (876)

OPERATING REVENUES

Operating revenues increased $1.6 million (1%) for the second quarter of 1997 as compared to the second quarter of 1996 and decreased $362,000 (.1%) for the six months ended June 30, 1997. Details of these revenue changes by electric and gas departments are as follows:

                           INCREASE (DECREASE) FROM PRIOR PERIOD
                            SECOND QUARTER               SIX MONTHS
                           Electric    Gas           Electric        Gas
                                       (Thousands of Dollars)
Customer Sales            $ (2,320)   $ 2,051 *      $ (6,374)    $  (676)*
Sales to Other
 Utilities                   1,561       (494)          1,305      (2,296)
Fuel and Gas Cost
 Adjustment                   (740)     1,797          (1,454)      9,409
Deferred Revenues               61       (341)            457      (1,144)
Miscellaneous                  (23)        58 **          (40)        451 **
                          $ (1,461)   $ 3,071        $ (6,106)    $ 5,744

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

Total kilowatt-hour sales of electricity within the Company's service territory decreased 3%, while firm sales of natural gas decreased 5%, for the second quarter of 1997 as compared to the second quarter of 1996. For the six months ended June 30, 1997, electric sales decreased 3% and firm gas sales decreased 9% compared to the same period last year. Changes in sales from last year by major customer classifications, including interruptible gas sales, are set forth below. Also indicated are changes related to transportation of customer owned gas:

                          INCREASE (DECREASE) FROM PRIOR PERIOD
                           SECOND QUARTER               SIX MONTHS
                          Electric      Gas           Electric    Gas
    Residential             (3)%        (7)%            (5)%      (9)%
    Commercial              (1)         (1)             (2)       (9)
    Industrial              (4)         17              (3)        7
    Interruptible           N/A        189              N/A      149
    Transportation of
     Customer-owned
     Gas                    N/A         73              N/A      101

Billing heating degree days were 7% lower for the quarter ended
 June 30, 1997 and 13% lower for the six months ended
 June 30, 1997 when compared to the same periods in 1996.

Sales of electricity to residential customers in the second quarter of 1997 decreased 3% from the comparable prior year period due to the net effect of a 4% decrease in usage per customer and a 1% increase in the number of customers. Commercial sales in the second quarter of 1997 decreased 1% as compared to last year due to the net effect of a 3% decrease in usage per customer and a 2% increase in the number of customers. Electric sales to industrial customers decreased 4% in the second quarter of 1997.

For the six months ended June 30, 1997, sales of electricity to residential customers decreased 5% due to the net effect of a 6% decrease in usage per customer and a 1% increase in the number of customers. Sales to commercial customers decreased 2% due to the net effect of a 4% decrease in usage per customer and a 2% increase in the number of customers. Electric sales to industrial customers decreased 3% for such six-month period.

Sales of gas to residential customers for the second quarter of
 1997 decreased 7% due to the net effect of an 8% decrease in usage per customer and a 1% increase in the number of customers. Sales of gas to commercial customers for the second quarter of 1997 decreased 1% due to the net effect of a 4% decrease in usage per customer and a 3% increase in the number
 of customers.   Firm gas sales to industrial customers
 increased 17% for the second quarter of 1997 when compared to the same period in 1996, due primarily to an increase in usage by a large industrial customer.

For the six months ended June 30, 1997, residential gas sales decreased 9% due to the net effect of an 11% decrease in usage per customer and a 2% increase in the number of customers. Commercial gas sales decreased 9% due to the net effect of an 11% decrease in usage per customer and a 2% increase in the number of customers. Firm gas sales to industrial customers for the six months ended June 30, 1997 increased 7% due largely to an increase in usage by a large industrial customer.

Interruptible gas sales increased 189% in the second quarter of 1997 and 149% for the six months ended June 30, 1997 due primarily to the increase in natural gas sold to the other cotenant owners of the 1,200 MW Roseton Steam Electric
 Generating Plant for use as boiler fuel at that plant.

Transportation gas volumes increased 73% for the second quarter and increased 101% for the six months ended June 30, 1997 due primarily to increased gas transportation service provided to a large industrial customer.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months and six months ended June 30, 1997 compared to the same periods for the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                  SECOND QUARTER            SIX MONTHS
                                 Amount      Percent     Amount     Percent
                                        (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity                    $   511        2 %      $ (1,953)    (3) %
 Purchased Natural Gas             3,982       44           8,020     26
 Other Expenses of
  Operation                          390        2            (477)    (1)
 Maintenance                        (865)     (11)         (2,207)   (15)
 Depreciation and
  Amortization                       194        2             391       2
 Taxes, Other than
  Federal Income Tax                (302)      (2)           (383)    (1)
 Federal Income Tax                 (776)     (12)           (938)    (5)
      Total                      $ 3,134        3 %      $  2,453       1 %

Purchased natural gas costs increased $4.0 million (44%) for the second quarter of 1997 and $8.0 million (26%) for the six months ended June 30, 1997 resulting primarily from higher interruptible gas sales for usage as boiler fuel.

Maintenance expenses decreased $2.2 million (15%) for the six months ended June 30, 1997 due largely to decreased storm-related expense in 1997, exclusive of storm related costs discussed under the caption "Storm Costs" below.

OTHER INCOME

Other income increased $946,000 (72%) for the second quarter of 1997 and $1.1 million (31%) for the six months ended June 30, 1997. These increases were due largely to $1.1 million of one-time charges associated with the optional redemption of $30 million 8 3/4% Series of First Mortgage Bonds in May 1996.

COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 28 of Exhibit 13 to the 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies. On June 27, 1997, the Board of Directors of the Company declared a quarterly dividend of $.535 per share, payable August 1, 1997 to shareholders of record as of July 10, 1997, representing an increase of $.005, or 1%, over the $.53 per share level established one year ago. The Company presently intends to increase future dividends by a modest amount if and to the extent supported by sustained earnings growth; however, any determination of future dividend declarations, and the amounts and dates of such dividends, will depend on the circumstances known at the time of consideration of such declaration.

STORM COSTS

On April 1, 1997, a snow and wind storm disrupted service to approximately 100,000 customers in the Company's service territory. The restoration costs of the storm are approximately $8.6 million and are reflected in "Deferred Charges-Regulatory Assets" in the Consolidated Balance Sheet. The Company believes these costs are recoverable in rates and has requested the PSC to authorize deferral of these costs.

YEAR 2000

As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact to the Company has not been and is not anticipated to have a material impact on the Company.

Federal Income Tax Refund

In the second quarter of 1997 the Company received a $1.9 million net refund as a result of audits by the Internal Revenue
 Service of the Company's federal income tax returns for the years 1987 - 1991. The Company is in the process of complying with the PSC notification requirements for tax refunds before recognizing any portion of the refund which may ultimately be available to shareholders.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Asbestos Litigation. For a discussion of lawsuits against the Company involving asbestos, see the caption "Legal Proceedings
 - Asbestos Litigation" in Item 3, Part I of the Company's
 Annual Report on Form 10-K for the fiscal year ended
 December 31, 1996 ("10-K Report").

Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. As of June 15, 1997, the Company has been a defendant in approximately 1,135 such individual lawsuits.
 Many of these lawsuits have been disposed of without any payment by the Company, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company's insurance does not extend to punitive damages.

Item 5.  Other Information


1.  COMPETITION. Reference is made to the caption "Generally" in
 Item 1 of Part I of the Company's 10-K Report and the Company's Current Report on Form 8-K dated April 1, 1997, for a discussion of the settlement negotiations and Settlement Agreement undertaken as part of the Public Service Commission of the State of New York's ("PSC") Competitive Opportunities Proceeding.

On July 1, 1997, the PSC Administrative Law Judge issued a
 Recommended Decision recommending that said Settlement Agreement not be approved in its present form. The Administrative Law Judge based the recommendation in part on what he believed to be deficiencies in the provisions of the

Settlement Agreement addressing stranded cost recovery and proposed reductions in electric rates. The Company filed a brief outlining its exceptions to such Recommended Decision on July 22, 1997. The Company cannot predict at this time what action the PSC will take with respect to the Settlement Agreement and the Administrative Law Judge's recommendation, nor can it predict the date on which the PSC will render its ultimate decision.

Although the Company cannot predict the outcome of the Competitive Opportunities Proceeding, it believes it continues to meet the criteria for the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS 71). Published reports have indicated that the Securities and Exchange Commission has questioned the continued applicability of SFAS 71 to certain electric utilities other than the Company facing restructuring and transition to competition. Published reports also indicate that the FASB Emerging Issues Task Force is considering how SFAS 71 should be applied in light of recent changes within the regulated utility industry. If the application of SFAS 71 were discontinued, the Company may have to record as expense or revenue certain previously deferred items (regulatory assets and regulatory liabilities), as well as write-down plant assets.

By Order, issued and effective June 23, 1997, the PSC ordered
 Company, Niagara Mohawk Power Corporation, New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation to unbundle their retail electric services in order to effect a retail access pilot program for eligible commercial farms and food processors ("Program"). The Program will be available for two years, commencing on November 1, 1997 in the case of the Company. The Company believes there are few customers in its service territory eligible for the Program. The Company is unable to determine the interrelationship of such Order with said Settlement Agreement. On July 23, 1997, the Company filed a motion seeking rehearing of the June 23, 1997 PSC Order. The Company cannot predict at this time the ultimate outcome of this motion.

2. AIR EMISSIONS. Reference is made to the caption "Environmental
 Quality - Air" in Item 1 of Part I of the Company's 10-K Report for a discussion of regulations governing air emissions at the Company's generating plants.

Published reports have indicated that the federal Environmental
 Protection Agency adopted on July 16, 1997 new air quality regulations that may have significant effects on the operation of fossil fossil fuel-burning generating facilities, by tightening restrictions on the emission of fine particles. The Company is unable to predict at this time what impact, if any, such regulations (if adopted) will have on the operation of its coal-burning generating facilities.

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

            (27) --               Financial Data Schedule,
                                  pursuant to Item 601(c) of
                                  Regulation S-K.


(b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed a Current Report on Form 8-K, dated April 1, 1997, relating to a certain Settlement Agreement entered into among the Company, the staff of the Public Service Commission of the State of New York ("PSC") and the New York State Department of Economic Development in connection with the ongoing Competitive Opportunities Proceeding( described under the caption "Competition - New York
 - Electric - Competitive Opportunities Proceeding" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was incorporated by reference as Exhibit 13 to the 10-K Report) and filed with the PSC on March 20, 1997. A copy of such Settlement Agreement was attached thereto as Exhibit (10).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                         CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                      (Registrant)


                         By:
                                      Donna S. Doyle
                                        Controller
                               Authorized Officer and Chief
                                    Accounting Officer

Dated: July 31, 1997































                                    - 22 -