Form 10-Q
period 1997-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1997-10-30
CIK 18647

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................September 30, 1997
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Common stock, par value $5.00 per share; 17,369,787 shares outstanding as of September 30, 1997.
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION

        FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                              INDEX





       PART I - FINANCIAL INFORMATION                     PAGE

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -               1-2
          Three Months Ended September 30, 1997 and 1996
         Consolidated Statement of Income -               3-4
          Nine Months Ended September 30, 1997 and 1996

         Consolidated Balance Sheet - September 30, 1997  5-7
          and December 31, 1996

         Consolidated Statement of Cash Flows -           8-10
          Nine Months Ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements       11-12

Item 2 - Management's Discussion and Analysis of          13-21
          Financial Condition and Results of
          Operations


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                22

Item 5 - Other Information                                22-24

Item 6 - Exhibits and Reports on Form 8-K                 25

Signatures                                                26

                  PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
                                        For the 3 Months Ended
                                              September 30,
                                            1997         1996
                                          (Thousands of Dollars)
Operating Revenues
 Electric.............................. $  105,575    $ 104,187
 Gas...................................     13,520       10,106
  Total - own territory................    119,095      114,293
 Electric sales to other utilities.....      4,402        3,310
 Gas sales to other utilities..........         10           81
          Total Operating Revenues.....    123,507      117,684
Operating Expenses
 Operation:
  Fuel used in electric generation.....     19,569       13,423
  Purchased electricity................     12,514       15,306
  Purchased natural gas................      8,012        5,128
  Other expenses of operation..........     23,997       24,893
 Maintenance...........................      6,821        6,173
 Depreciation and amortization.........     10,904       10,709
 Taxes, other than income tax..........     16,328       16,185
 Federal income tax....................      7,451        7,867
          Total Operating Expenses.....    105,596       99,684

Operating Income.......................     17,911       18,000

Other Income
 Allowance for equity funds
  used during construction.............        114          186
 Federal income tax....................        199           51
 Other - net...........................      1,706        2,023
          Total Other Income ..........      2,019        2,260

Income Before Interest Charges.........     19,930       20,260

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
                                        For the 3 Months Ended
                                              September 30,
                                           1997         1996
                                        (Thousands, Except for
                                           Per Share Amounts)

Interest Charges
 Interest on mortgage bonds............       3,559       3,559
 Interest on other long-term debt......       2,203       2,097
 Interest on short-term debt...........        -             47
 Other interest........................         644         816
 Allowance for borrowed funds
  used during construction.............         (71)       (150)
 Amortization of expense on debt.......         227         226

          Total Interest Charges.......       6,562       6,595

Net Income.............................      13,368      13,665

Dividends Declared on Cumulative
 Preferred Stock.......................         808         808
Income Available for Common Stock......      12,560      12,857
Dividends Declared on
 Common Stock..........................       9,289       9,304

Balance Retained in the Business.......  $    3,271   $   3,553



Common Stock:
 Average Shares Outstanding (000s).....      17,408      17,555

 Earnings Per Share....................       $ .72       $ .73

 Dividends Declared....................       $.535       $ .53



         See Notes to Consolidated Financial Statements.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
                                         For the 9 Months Ended
                                              September 30,
                                           1997          1996
                                          (Thousands of Dollars)
Operating Revenues
 Electric.............................. $301,347      $307,369
 Gas...................................   80,265        68,812
  Total - own territory................  381,612       376,181
 Electric sales to other utilities.....   12,267         9,870
 Gas sales to other utilities..........      108         2,475
          Total Operating Revenues.....  393,987       388,526
Operating Expenses
 Operation:
  Fuel used in electric generation....    47,776        46,284
  Purchased electricity...............    39,981        40,071
  Purchased natural gas...............    46,407        35,503
  Other expenses of operation.........    73,630        75,004
 Maintenance..........................    19,698        21,256
 Depreciation and amortization........    32,712        32,126
 Taxes, other than income tax.........    49,767        50,007
 Federal income tax...................    25,462        26,817
          Total Operating Expenses....   335,433       327,068
Operating Income......................    58,554        61,458
Other Income
 Allowance for equity funds
  used during construction.............      297           493
 Federal income tax....................      558           995
 Other - net...........................    5,586         4,144
          Total Other Income...........    6,441         5,632

Income Before Interest Charges.........   64,995        67,090

Interest Charges
 Interest on mortgage bonds............   10,678        11,553
 Interest on other long-term debt......    6,584         6,341
 Interest on short-term debt...........       94           189
 Other interest........................    1,829         1,823

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
                                        For the 9 Months Ended
                                             September 30,
                                           1997         1996
                                         (Thousands, Except for
                                            Per Share Amounts)

 Allowance for borrowed funds
  used during construction.............       (185)       (397)
 Amortization of expense on debt.......        679         713
          Total Interest Charges.......     19,679      20,222
Net Income............................      45,316      46,868

Premium on Preferred Stock Redemption.         -           378
Dividends Declared on Cumulative
 Preferred Stock......................       2,422       2,422
Income Available for Common Stock.....      42,894      44,068
Dividends Declared on
 Common Stock.........................      27,895      27,824

Balance Retained in the Business......   $  14,999    $ 16,244

Common Stock:
 Average Shares Outstanding (000s)....      17,472      17,547

 Earnings Per Share...................       $2.46       $2.51

 Dividends Declared...................       $1.60       $1.59









         See Notes to Consolidated Financial Statements.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                                   September 30,  December 31,
                                       1997          1996
                                   (Unaudited)     (Audited)
                                      (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................    $1,188,164    $1,171,798
 Gas............................       146,971       145,375
 Common.........................        91,043        87,591
 Nuclear fuel...................        36,951        36,913
                                     1,463,129     1,441,677
 Less: Accumulated depreciation.       550,047       520,999
       Nuclear fuel amortization        32,262        29,748
                                       880,820       890,930
 Construction work in progress..        49,693        48,699
   Net Utility Plant............       930,513       939,629
Investments and Other Assets
 Prefunded Pension Costs........        20,320        10,672
 Other..........................        11,660        12,419
   Total Investments and
    Other Assets................        31,980        23,091
Current Assets
 Cash and cash equivalents......        19,768         4,235
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............        41,633        48,080
 Accrued unbilled utility
  revenues......................         9,172        16,042
 Other receivables..............         2,542         2,896
 Fuel, materials and supplies,
  at average cost...............        25,928        28,095
 Special deposits and
  prepayments...................        16,360        13,440
   Total Current Assets.........       115,403       112,788
Deferred Charges
 Regulatory assets..............       138,566       151,426
 Unamortized debt expense.......         5,099         5,393
 Other..........................        26,409        16,779
   Total Deferred Charges.......       170,074       173,598
Total Assets....................    $1,247,970    $1,249,106
         See Notes to Consolidated Financial Statements.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                                   September 30,   December 31,
                                        1997          1996
                                    (Unaudited)     (Audited)
                                     (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000 shares
  authorized; shares issued
  ($5 par value):
  1997 - 17,369,787............
  1996 - 17,554,987............     $   87,775      $   87,775
 Paid-in capital...............        284,465         284,465
 Retained earnings.............        120,820         105,821
 Reacquired capital stock......         (6,066)           -
 Capital stock expense.........         (6,296)         (6,352)
   Total Common Stock Equity...        480,698         471,709

 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................         21,030          21,030
  Subject to mandatory
   redemption..................         35,000          35,000
    Total Cumulative Preferred
     Stock.....................         56,030          56,030
 Long-term Debt................        362,651         362,040
    Total Capitalization.......        899,379         889,779
Current Liabilities
 Current maturities
  of long-term debt............          1,501           1,362
 Notes payable.................            -            15,600
 Accounts payable..............         16,031          26,137
 Accrued taxes and interest....         19,990           5,347
 Dividends payable.............         10,096          10,112
 Accrued vacation..............          4,339           4,251
 Customer deposits.............          3,820           4,019
 Other.........................          5,661           6,676
   Total Current Liabilities...         61,438          73,504

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                                   September 30,   December 31,
                                        1997          1996
                                    (Unaudited)     (Audited)
                                     (Thousands of Dollars)
                   LIABILITIES

Deferred Credits and Other
 Liabilities
 Regulatory liabilities........         76,089          74,587
 Operating reserves............          6,366           4,755
 Other.........................          8,978           9,155
   Total Deferred Credits and
    Other Liabilities..........         91,433          88,497

Accumulated Deferred Income Tax        195,720         197,326

Total Capitalization and
 Liabilities...................     $1,247,970      $1,249,106




















         See Notes to Consolidated Financial Statements.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                          For the 9 Months Ended
                                               September 30,
                                           1997          1996
                                         (Thousands of Dollars)
Operating Activities
  Net Income..........................   $ 45,316      $ 46,868

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:

    Depreciation, amortization and
      nuclear fuel amortization.......     36,101        35,893
    Deferred income taxes, net........      4,637        11,041
    Allowance for equity funds used
      during construction.............       (297)         (493)
    Nine Mile 2 Plant deferred
      finance charges, net............     (3,642)       (3,642)
    Provision for uncollectibles......      2,475         2,872
    Accrued pension costs.............     (6,420)       (5,385)
    Deferred gas costs................      4,081        (2,442)
    Deferred gas refunds..............      2,183        (1,828)
    Other - net.......................     (2,601)        1,735

  Changes in current assets and
   liabilities, net:

    Accounts receivable and unbilled
     utility revenues.................     11,196         6,918
    Fuel, materials and supplies......      2,167          (852)
    Special deposits and prepayments..     (2,920)       (6,396)
    Accounts payable..................    (10,106)          786
    Accrued taxes and interest........     14,643         7,029
    Other current liabilities.........     (1,126)         (737)

  Net cash provided by operating
   activities.........................     95,687        91,367

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                          For the 9 Months Ended
                                                September 30,
                                            1997         1996
                                          (Thousands of Dollars)

Investing Activities
  Additions to plant..................    (28,035)      (36,944)
  Allowance for equity funds used
   during construction................        297           493
  Net additions to plant..............    (27,738)      (36,451)
  Nine Mile 2 Plant decommissioning
   trust fund.........................     (2,232)         (843)
  Other - net.........................      1,082           (31)
  Net cash used in investing
   activities.........................    (28,888)      (37,325)

Financing Activities
   Proceeds from issuance of:
     Long-term debt...................       1,169        1,765
     Common stock.....................         -          1,818
   Repayments of short-term debt......     (15,600)         -
   Borrowings of short-term debt......         -          6,100
   Retirement and redemption of
    long-term debt....................        (438)     (30,634)
   Retirement and redemption of
    cumulative preferred stock........         -        (13,000)
   Dividends paid on cumulative
    preferred and common stock........     (30,331)     (30,378)
   Issuance and redemption costs......         -            359
   Reacquired capital stock...........      (6,066)         -
   Net cash used in financing
    activities........................     (51,266)     (63,970)

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                          For the 9 Months Ended
                                                September 30,
                                            1997        1996
                                         (Thousands of Dollars)
Net Change in Cash and Cash
 Equivalents..........................      15,533       (9,928)

Cash and Cash Equivalents -
 Beginning Year.......................       4,235       15,478

Cash and Cash Equivalents -
 End of Period........................   $  19,768     $  5,550

Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized)......................   $  13,365     $ 14,352
   Federal income tax paid............      14,111       11,875

















       See Notes to Consolidated Financial Statements.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            Notes to Consolidated Financial Statements

1.   General

The accompanying consolidated financial statements of Central Hudson Gas & Electric Corporation (herein the Company) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.
These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1996 (Company's 10-K Report.)

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

In June 1997, the FASB issued Statement of Financial AccountingStandards No. 131 "Disclosures about Segments of an
Enterprise    and Related Information" (SFAS 131).  This
Statement establishes  standards for reporting information about
operating segments in   annual and interim financial statements.
It also establishes     standards for related disclosures about
products and services,    geographic areas and major customers.
In compliance with the     requirements of this Statement, the
Company expects to adopt      SFAS 131 in 1998.  The Company does
not expect that the adoption  of SFAS 131 will have a significant
impact on the reporting      requirements of the Company.

3.   Commitments and Contingencies

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in
Note 8 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report. Except what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended September 30, 1997, and all documents previously filed with the Securities and Exchange Commission in 1997, there have been no material changes in the subject matters discussed in said
Note 8.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1997, cash expendituresrelated to the construction program of the Company amounted to $27.5 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $27.7 million includes the debt portion of $185,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, entitled "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources.

The growth of retained earnings in the first nine months of 1997 contributed to the increase in the book value of common stock from $26.87 at December 31, 1996 to $27.67 at September 30, 1997 and the increase in the common equity ratio from 52% at
 December 31, 1996 to 53.4% at September 30, 1997.

The Company has $52 million of committed short-term credit facilities available. In order to diversify its sources of short-term financing, the Company has also entered into short-term credit facilities agreements with several commercial banks.
At September 30, 1997, the Company had no short-term debt outstanding. Authorization from the Public Service Commission of the State of New York (PSC) limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate. Investments in short-term securities were $27.1 million at the end of September 1997.

For the nine months ended September 30, 1997, the Company repurchased 185,200 shares of its common stock for $6.1 million under its stock repurchase program (See Note 5 to the Consolidated Financial Statements included in the Company's 10-K Report).
Based on a "strengthened financial profile, which is expected to continue to improve," Standard & Poor's Corporation (S&P), on July 16, 1997, upgraded the Company's senior secured debt rating from "A-" to "A" and its senior unsecured debt and preferred stock ratings from "BBB+" to "A-".
                                13


EARNINGS PER SHARE

Earnings per share of common stock were $.72 for the third quarter of 1997, as compared to $.73 for the third quarter of 1996, a decrease of 1%. Earnings per share of common stock were $2.46 for the nine months ended September 30, 1997, as compared to $2.51 for the nine months ended September 30, 1996, a decrease of 2%.

The decrease in earnings per share for the quarter ended September 30, 1997, as compared to the same period in 1996, resulted primarily from decreased earnings related to fuel cost incentives and energy efficiency regulatory programs. Also contributing to the lower earnings is an increase in operating and maintenance expense primarily due to increased tree trimming costs.

This decrease was largely offset by increased electric and gas net operating revenues. The increase in electric net operating revenues was due to increased sales to residential and commercial customers which was partially offset by reduced industrial usage. The increase in gas net operating revenues reflects the net effect of increased usage by gas industrial customers and decreased usage by gas residential customers.

Earnings per share for the nine months ended September 30, 1997 decreased compared to the same period in 1996. The decrease resulted primarily from a decline in electric and gas net operating revenues. This was largely attributable to decreased sales due to colder winter, early spring and warmer summer weather experienced in the first nine months of 1996 when compared to the same period in 1997. This unfavorable variance was partially offset by decreased interest charges and the one-time charges associated with the May 1996 optional redemption of $30 million of the Company's 8 3/4% Series First Mortgage Bonds.

RESULTS OF OPERATIONS

The following table reports the variation in the results of operations for the three months and nine months ended September
30, 1997 compared to the same periods for 1996:

                                   3 MONTHS ENDED SEPTEMBER 30,
                                                       INCREASE
                                    1997       1996   (DECREASE)
                                       (Thousands of Dollars)

Operating Revenues                $123,507   $117,684  $  5,823
Operating Expenses                 105,596     99,684     5,912
Operating Income                    17,911     18,000       (89)
Other Income                         2,019      2,260      (241)
Income before Interest Charges      19,930     20,260      (330)
Interest Charges                     6,562      6,595       (33)

Net Income                          13,368     13,665      (297)
Dividends Declared on Cumulative
 Preferred Stock                       808        808       -
Income Available for Common Stock $ 12,560   $ 12,857  $   (297)

                                   9 MONTHS ENDED SEPTEMBER 30,
                                                       INCREASE
                                    1997       1996   (DECREASE)
                                       (Thousands of Dollars)

Operating Revenues                $393,987   $388,526  $  5,461
Operating Expenses                 335,433    327,068     8,365
Operating Income                    58,554     61,458    (2,904)
Other Income                         6,441      5,632       809
Income before Interest Charges      64,995     67,090    (2,095)
Interest Charges                    19,679     20,222      (543)

Net Income                          45,316     46,868    (1,552)
Premium on Preferred Stock
 Redemption                            -          378      (378)
Dividends Declared on Cumulative
 Preferred Stock                     2,422      2,422       -
Income Available for Common Stock $ 42,894   $ 44,068  $ (1,174)

OPERATING REVENUES

Operating revenues increased $5.8 million (5%) for the third quarter of 1997 as compared to the third quarter of 1996 and increased $5.5 million (1%) for the nine months ended September 30, 1997. Details of these revenue changes by electric and gas departments are as follows:

                      INCREASE (DECREASE) FROM PRIOR PERIOD
                        THIRD QUARTER          NINE MONTHS
                      Electric    Gas       Electric      Gas
                                (Thousands of Dollars)
Customer Sales       $  (707)  $ 3,460 *    $ (7,081)  $ 2,784 *
Sales to Other
 Utilities             1,092       (71)        2,397    (2,368)
Fuel and Gas Cost
 Adjustment            1,683       (63)          229     9,346
Deferred Revenues        256      (134)          713    (1,278)
Miscellaneous            156       151 **        117       602 **
                     $ 2,480   $ 3,343      $ (3,625)  $ 9,086
 *Both firm and interruptible revenues.
**Includes revenues from transportation of customer-owned gas.

Revenues collected from or credited to customers under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

SALES

The Company's sales vary seasonally in response to weather conditions. Generally electric revenues peak in the summer and gas revenues peak in the winter.

Total kilowatt-hour sales of electricity within the Company's service territory decreased 2%, while firm sales of natural gas increased 5% in the third quarter of 1997 as compared to the third quarter of 1996. For the nine months ended September 30, 1997, electric sales decreased 3% and firm gas sales decreased 8% compared to the same period last year. Changes in sales from last year by major customer classifications, including interruptible gas sales, are set forth below.
                                16



Also indicated are the changes related to transportation of
       customer owned gas:
                      INCREASE (DECREASE) FROM PRIOR PERIOD
                        THIRD QUARTER          NINE MONTHS
                      Electric    Gas        Electric  Gas
    Residential          1 %      (6)%        (3)%     (9)%
    Commercial           1         1          (1)      (8)
    Industrial         (10)       40          (5)      13
    Interruptible       N/A      240          N/A     183
    Transportation of
     Customer-owned
     Gas                N/A       39          N/A      78

Billing heating degree days were 12% lower for the nine months ended September 30, 1997 when compared to the same period in 1996.

Sales of electricity to residential customers in the third quarter of 1997 increased 1% from the comparable prior year period due to a 1% increase in the number of customers. Commercial sales in the third quarter of 1997 increased 1% as compared to last year due to the net effect of a 2% increase in the number of customers and a 1% decrease in usage per customer. Electric sales to industrial customers decreased 10% in the third quarter of 1997 due primarily to a decrease in usage by a large industrial customer.

For the nine months ended September 30, 1997, sales of electricity to residential customers decreased 3% due to the net effect of a 4% decrease in usage per customer and a 1% increase in the number of customers. Sales to commercial customers decreased 1% due to the net effect of a 3% decrease in usage per customer and a 2% increase in the number of customers. Electric sales to industrial customers decreased 5% for such nine-month period due primarily to a decrease in usage by a large industrial customer.

Sales of gas to residential customers for the third quarter of 1997 decreased 6% due to a 6% decrease in usage per customer. Sales of gas to commercial customers for the third quarter of 1997 increased 1% due to the net effect of a 2% increase in the number of customers and a 1% decrease in usage per customer.

 Firm gas sales to industrial customers increased 40% for the third quarter of 1997 when compared to the same period in 1996.

For the nine months ended September 30, 1997, residential gas sales decreased 9% due to the combined effect of a 10% decrease in usage per customer and a 1% increase in the number of customers. Commercial gas sales decreased 8% due to the net effect of a 10% decrease in usage per customer and a 2% increase in the number of customers. Firm gas sales to industrial customers for the nine months ended September 30, 1997 increased 13% due largely to an increase in usage by two large industrial customers.

Interruptible gas sales increased 240% in the third quarter of 1997 and 183% for the nine months ended September 30, 1997 due primarily to an increase in natural gas sold to the other cotenant owners of the 1,200 MW Roseton Steam Electric Generating
Plant for use as boiler fuel at that plant.

Transportation gas volumes increased 39% for the third quarter of 1997 and 78% for the nine months ended September 30, 1997 due primarily to increased gas transportation service provided to a large industrial customer.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months and nine months ended September 30, 1997 compared to the same periods for the prior year:
                           INCREASE (DECREASE) FROM PRIOR PERIOD
                             THIRD QUARTER       NINE MONTHS
                           Amount    Percent   Amount   Percent
                                  (Dollars in Thousands)

Operating Expenses
 Fuel and Purchased
  Electricity              $ 3,354     12 %    $  1,402      2 %
 Purchased Natural Gas       2,884     56        10,904     31
 Other Expenses of
  Operation                   (896)    (4)       (1,374)    (2)
 Maintenance                   648     11        (1,558)    (7)
 Depreciation and Amortiza-
  tion                         195      2           586      2
 Taxes, Other than
  Income Tax                   143      1          (240)    (1)

 Federal Income Tax           (416)    (5)       (1,355)    (5)
      Total                $ 5,912      6 %    $  8,365      3 %

The cost of fuel and purchased electricity increased $3.4 million (12%) for the third quarter ended September 30, 1997 resulting from the combined effect of a 3% increase in total system output and an increase in the average cost of fuel used in electric generation.

Purchased natural gas costs increased $2.9 million (56%) for the third quarter of 1997 and $10.9 million (31%) for the nine months ended September 30, 1997 resulting primarily from higher interruptible gas sales for usage as boiler fuel.

COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 28 of Exhibit 13 to the 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies. On September 26, 1997, the Board of Directors of the Company declared a quarterly dividend of $.535 per share, payable November 1, 1997 to shareholders of record as of October 10, 1997.

STORM COSTS

On April 1, 1997, a snow and wind storm disrupted service to approximately 100,000 customers in the Company's service territory. The restoration costs of the storm are approximately $8.4 million and are reflected in "Deferred Charges-Regulatory Assets" in the Consolidated Balance Sheet. While the Company believes these costs are recoverable in rates and has requested the PSC to authorize deferral of these costs, the Company cannot predict the outcome of its request before the PSC.

YEAR 2000

As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 computer software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact to the Company has not been determined and is not anticipated to have a material impact on the Company.

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

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Asbestos Litigation. For a discussion of lawsuits against Registrant (hereinafter called "the Company") involving asbestos, see the caption "Legal Proceedings - Asbestos Litigation" in Item
3, Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("10-K Report").

Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. As of September 30, 1997, the Company has been a
defendant in approximately 1,190 such individual lawsuits.   Many
of these lawsuits have been disposed of without any payment by the Company, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. the Company's insurance does not extend to punitive damages.

Item 5.  Other Information

COMPETITION. Reference is made to the caption "Generally" in Item 1 of Part I of the Company's 10-K Report and the Company's Current Report on Form 8-K dated April 1, 1997, for a discussion of the settlement negotiations and Settlement Agreement undertaken as part of the Public Service Commission of the State of New York's ("PSC") Competitive Opportunities Proceeding.
                                22

At its September 17, 1997 session, the PSC discussed the status of the current negotiations regarding the Settlement Agreement, and indicated that further negotiation was needed on certain open issues related to the auctioning of the Company's fossil-fuel generating assets, the provision of certain types of meters, and environmental program funding. Negotiations are continuing with respect to the final form of the Settlement Agreement, and the Company cannot predict at this time what action the PSC will ultimately take with respect to the Settlement Agreement, nor can it predict the date on which the PSC will render its ultimate decision.

Reference is also made to the caption "Recent Developments - New York - Electric - Competitive Opportunities Proceeding" in Management's Discussion and Analysis of Financial Condition and Results of Operation incorporated by reference into the 10-K Report, regarding the appeal to the Third Department of the Appellate Division of the Supreme Court of New York State filed by the members of the Energy Association of the State of New York against the PSC regarding the PSC's Competitive Opportunities Proceeding. The PSC has agreed to extend the deadline for perfecting such appeal for a period of six months from September 24, 1997.

Although the Company cannot predict the outcome of the Competitive Opportunities Proceeding, it believes it continues to meet the criteria for the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS 71). Published reports have indicated that the Securities and Exchange Commission has questioned the continued applicability of SFAS 71 to certain electric utilities other than the Company that face restructuring and transition to competition. The FASB Emerging Issues Task Force (EITF) considered how SFAS 71 should be applied in light of recent changes within the regulated utility industry. The EITF reached a consensus during a July 24, 1997 meeting. The consensus was as follows:

1. An entity should discontinue application of SFAS 71 to the electric generation portion of its business when a deregulation transition plan is in place and its terms are known.

2. The decision to continue to carry some or all of the "regulatory" assets and liabilities of the separable portion of the business to which Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of SFAS 71," is being applied (electric generation) should be determined on the basis of where the regulated cash flows to realize and settle them, respectively, will be derived.

3. In applying the conclusion above, the entity should consider the source of the regulated cash flows for the "regulatory" assets and liabilities, and the costs or obligations that are covered by that cash flow regardless of whether they are "incurred" as of the date that application of SFAS 71 ceases.

4. Deregulated and regulated portions of the business should be shown separately in the financial statements.

The Company would expect to discontinue the application of SFAS 71 when the PSC approves the final form of the Settlement Agreement. When the application of SFAS 71 is discontinued, the Company may have to record as expense or revenue certain previously deferred items (regulatory assets and regulatory liabilities), as well as write down plant assets, the effect of which the Company cannot predict at this time.

Reference is also made to the caption "Other Information - Competition" in Item 5 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and to the discussion of the Company's motion seeking rehearing of a PSC Order dated June 23, 1997 regarding a retail access pilot program for eligible commercial farms and food processors. At its session held on September 17, 1997, the PSC orally rejected such motion.

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

            (27) --            Financial Data Schedule,
                               pursuant to Item 601(c) of
                               Regulation S-K.


(b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed no Current Reports on Form
8-K.

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

Dated: October 30, 1997
