Form 10-K405
period 1997-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1998-02-10
CIK 18647

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-K
                         ---------------

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended......................December 31, 1997

                  Commission file number 1-3268

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

                            Yes   X         No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 9, 1998 was $689,835,480 based upon the lowest price at which Registrant's Common Stock was traded on such date, as reported on the New York Stock Exchange listing of composite transactions.

    The number of shares outstanding of Registrant's Common
Stock, as of February 9, 1998, was 17,245,887.


               DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's Annual Report to
Shareholders, for the fiscal year ended December 31, 1997, are incorporated by reference in Parts I, II and IV of this Report.

    Registrant's definitive Proxy Statement, to be dated
March 2, 1998, and to be used in connection with its Annual
Meeting of Shareholders to be held on April 7, 1998, is incorporated by reference in Part III hereof.








                        TABLE OF CONTENTS

                                            Page

Table of Contents
                              PART I

ITEM 1    BUSINESS                                          1

    Generally                                1

    Rates                                    2

    Regulation                                              3

    Construction Program and Financing       4

    Fuel Supply and Cost                                    5

    Environmental Quality                                   7

    Research and Development                12

    Other Matters                                          12

    Executive Officers of the Company       14

ITEM 2   PROPERTIES                                        17

    Electric                                17

    New York Power Pool/Independent System Operator   23

    Gas                                        24

    Other Matters                              26

ITEM 3   LEGAL PROCEEDINGS                                 26

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                           29


                               (i)


                    TABLE OF CONTENTS (Cont'd)
                                              Page

                             PART II

ITEM 5    MARKET FOR THE COMPANY'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                      29

ITEM 6    SELECTED FINANCIAL DATA                          31

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS          33

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
    MARKET RISK                                57

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       57

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
    ON ACCOUNTING AND FINANCIAL DISCLOSURE    110

                             PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY  110

ITEM 11       EXECUTIVE COMPENSATION                      110

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
    OWNERS AND MANAGEMENT                                 110

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   111

                             PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
    REPORTS ON FORM 8-K                       111

SIGNATURES                                                113





                               (ii)

                              PART I

FORWARD LOOKING STATEMENTS

    This Form 10-K may contain statements which, to the extent they are not recitations of historical fact, constitute
"forward-looking statements" within the meaning of the Securities
Litigation Reform Act of 1995 ("Reform Act"). All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and certain environmental matters.


    ITEM 1 - BUSINESS

Generally

    Registrant ("Company") is a gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. The Company generates, purchases and distributes electricity, and purchases and distributes gas. The Company, in the opinion of its general counsel, has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from such River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 622,200. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston and in certain outlying and intervening territories. The number of Company employees at December 31, 1997 was 1,196.

    The Company's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

    For information concerning revenues and operating income before taxes (expressed as percentages) and operating profits and information regarding identifiable assets for the electric and gas segments, which are the significant industry segments of the Company, see Note 10 - "Departmental Information" of the Notes to the Financial Statements referred to in Item 8 hereof (each such Note being hereinafter called the "Note").

    Consumption of electricity in New York State has stabilized and there is an excess of electric generating capacity in the State. In 1998, as the competitive market place is developed for electric utilities, it is anticipated that electric customers will have the opportunity to purchase energy and related services from sources other than their local utility.
These opportunities exist today for natural gas customers.

    See Item 7 hereof under the caption
"Competition/Deregulation" and Note 1 - "Regulatory Matters" herein for a discussion of the current settlement negotiations regarding the October 1, 1996 submissions of the New York utilities as part of the Public Service Commission of the State of New York's ("PSC") Competitive Opportunities Proceeding which may affect future operations of the Company.

Rates

    Generally: The electric and gas rates of the Company applicable to service supplied to retail customers within the State of New York are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission
("FERC").

    The Company's present retail rate structure consists of various service classifications covering residential, commercial and industrial customers. During 1997, the average price of electricity to such customers was 8.55 cents per kilowatthour ("kWh"), representing no change from the 1996 average price.

    Rate Proceedings - Electric and Gas: For information regarding the Company's most recent electric and gas cases filed with the PSC, see Item 7 hereof under the caption "Rate
Proceedings."

    Cost Adjustment Clauses: For information with respect to the Company's electric and gas cost adjustment clauses, see
Note 2 - "Summary of Significant Accounting Policies" herein under the caption "Rates, Revenues and Cost Adjustment Clauses."

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

    Purchased Electric Power Generation: Pursuant to the provisions of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), and the New York Public Service Law, the Company is required to enter into long-term contracts to purchase electric power generated by small hydro, alternative energy and cogeneration facilities which meet qualification standards established by such statutes and the regulatory programs promulgated thereunder. With respect to facilities qualified under PURPA, the Company must pay its avoided cost (i.e., the cost the Company would otherwise incur to generate the increment of power purchased) for electric power purchased from qualified facilities, which, under the New York Public Service Law, is "at rates just and reasonable to electric [...] corporation ratepayers." As of December 31, 1997, the Company's avoided cost at the 115 kV transmission level was approximately 3.0 cents per kWh.

    As of December 31, 1997, 19 Megawatt ("MW") of generation, qualifying for avoided cost payments by the Company was interconnected with the Company's system. The opportunity under PURPA and the New York Public Service Law to require the Company to purchase power from qualifying facilities could serve as an inducement to the Company's industrial and commercial customers to install their own qualifying on-site generation facilities to reduce their purchases of electric power from the Company. This action would result in losses of revenues from such customers. However, as of December 31, 1997, no significant customer has indicated to the Company the intention to pursue such alternative.

Construction Program and Financing

    The Company is engaged in a construction program which is presently estimated to involve total cash expenditures during the period 1998 through 1999 of approximately $109.8 million.
The Company's principal construction projects consist of those designed to improve the reliability, efficiency and environmental compatibility of the Company's generating facilities and those required to expand, reinforce and replace the Company's transmission, substation, distribution and common facilities.

    For estimates of construction expenditures, internal funds available, mandatory and optional redemption of long-term securities, and working capital requirements for the two-year period 1998-1999, see the subcaption "Construction Program" in
Item 7 hereof under the caption "Capital Resources and Liquidity."

    For a discussion of the Company's capital structure, financing program and short-term borrowing arrangements, see
Notes 5, 6 and 7 "Short-term Borrowing Arrangements,"
"Capitalization - Capital Stock" and "Capitalization - Long-term

Debt," respectively, and Item 7 hereof under the subcaptions
"Capital Structure," "Financing Program" and "Short-Term Debt" of the caption "Capital Resources and Liquidity."

    The Company's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock and common stock or of unsecured short-term debt.

    The Company's various debt instruments include limitations as to the amount of additional funded indebtedness which the Company can issue. The Company believes such limitations will not impair its ability to issue any or all of the debt described under the above-referenced subcaption
"Financing Program."

Fuel Supply and Cost

    The Company's two primary fossil fuel-fired electric generating stations are the Roseton Steam Electric Generating Plant ("Roseton Plant") (described in Item 2 hereof under the subcaptions "Electric - General" and "Electric - Roseton Plant") and the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") (referred to in Item 2 hereof under the subcaption "Electric - General"). Unit 2 of the Roseton Plant, which Plant is fully equipped to burn both residual oil and natural gas, has been the predominant operating unit of that Plant's two units during 1997, with Unit 1 available on an alternate basis. Units 1 and 2 of the Danskammer Plant, which are equipped to burn residual oil or natural gas, are only operated when the demand for power is high or purchased power and energy exchange contracts are uneconomical. Units 3 and 4 of the Danskammer Plant, which are operated predominantly, are capable of burning coal, natural gas, or residual oil.

    For the 12 months ended December 31, 1997, the sources
and related costs of electric generation for the Company were as follows:
                Aggregate
Sources of          Percentage of      Costs in 1997
Generation        Energy Generated         ($000)

Purchased Power         34.0%           $ 56,002
Coal                    38.5              40,159
Gas                 4.8            7,600
Nuclear                 13.7               4,100
Oil                 6.6           11,437
Hydroelectric            2.4                 638

                  100.0%
                 ======
Fuel Handling Costs                                1,536
Deferred Fuel Cost                           509
                                $121,981
                                 =======

    Residual Oil: At December 31, 1997, there were 438,176 barrels of fuel oil in inventory in Company-owned tanks for use in the Danskammer and Roseton Plants, which amount represents an average daily supply of 36 days. The oil storage capacity as of December 31, 1997 for these Plants was 16,251 and 1,079,000 barrels, respectively. The Company's share of the Roseton Plant's oil storage capacity is 377,650 barrels.

    During 1997, there were no purchases of fuel oil made for the Danskammer Plant.

    During 1997, the Roseton Plant's fuel oil requirements were supplied under one firm and two spot market contracts. The prices under the firm contract were determined on the basis of published market indices in effect at the time of delivery. The term of the firm contract became effective on September 1, 1996 and continues through August 31, 1998. This firm contract permits the Company to make certain spot purchases from others.

    Coal: In order to provide for its future requirements for coal to be burned in Units 3 and 4 at the Danskammer Plant, the Company, effective January 1, 1997, entered into two supply contracts for the purchase of an aggregate of 720,000 tons per year of low sulfur (0.7% maximum) coal.

    One contract provides for the delivery of coal by water from sources in Venezuela and Columbia, South America. The base price of purchases under this contract was fixed for the period which ended on December 31, 1997. As required by this contract, the price is renegotiated by the parties on an annual basis. The contract, as last renegotiated, now covers the term from January 1, 1998 through December 31, 2000.

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

    The Company also purchased during 1997 a portion of its coal supply on the spot market.

    Nuclear: For information regarding fuel reloading at Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2"), of which the Company owns a 9% interest, see Item 7 hereof under the subcaption "Nuclear Operations" under the caption "Results of Operations."

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

    The Danskammer Plant burns coal having a maximum sulfur content of 0.7%, fuel oil having a maximum sulfur content of 1% and natural gas. The sulfur content of the oil burned at the Roseton Plant is limited by stipulation with, among others, the New York State Department of Environmental Conservation ("NYSDEC"), to an amount not exceeding 1.5% maximum and 1.3% weighted annual average. Such sulfur content limitation at the Roseton Plant can be modified by the NYSDEC in the event of technological changes at such Plant, provided that the sulfur dioxide and nitrogen oxides emissions are limited to that which would have been generated by the use of oil with a sulfur content of 1.3% on a weighted annual average. Natural gas fuel is also burned at the Roseton Plant.

    For a discussion of the impact of the Clean Air Act Amendments of 1990 ("CAA Amendments") on the Company's efforts to attain and maintain national ambient air quality standards for emissions from its fossil-fueled electric power plants and for a discussion of the proposal of the Federal Environmental Protection Agency ("EPA") to modify emission standards for nitrogen oxides and suspended particulates, see Note 9 - "Commitments and Contingencies," hereof under the caption, "Environmental Matters - Clean Air Act Amendments."
                                8
    Except as set forth above, the Company is unable to predict the effect (including cost) of these programs on its power plant operations since the details of the CAA Amendments are yet to be completely established by implementing regulations to be issued over a period of years by the EPA and the NYSDEC.
 Water: The Company is required to comply with applicable state and federal laws and regulations governing the discharge of pollutants into receiving waters.

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

    The Company has received SPDES permits for both the Roseton Plant and the Danskammer Plant, its Eltings Corners maintenance and warehouse facility, and its Rifton Recreation and Training Center. The SPDES permits for the Roseton and Danskammer Plants expired on October 1 and November 1, 1992, respectively, and such permit renewal applications are pending before the NYSDEC.

    The Roseton Plant application is currently being reviewed in a NYSDEC proceeding. The subject of the restriction on use of water for cooling purposes at that Plant (as referred to in Item 3 hereof under the caption "Environmental Litigation") is being considered in that proceeding.

    It is the Company's belief that the expired SPDES permits continue in full force and effect pending issuance of the new SPDES permits.

    For further discussion of the Company's compliance with the Clean Water Act and the Company's SPDES permit renewal proceeding, see Note 9 - "Commitments and Contingencies," hereof under the caption "Environmental Matters - Clean Water Act Compliance."

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

    All of these eight sites were studied using the Phase I guidelines of the NYSDEC and five such sites were studied using the more extensive Phase II guidelines of the NYSDEC. As a result of these studies, the Company concluded that no remedial actions were required at any of these sites. In 1991, the NYSDEC advised the Company that four of the six sites had been deleted from such Registry. In 1992, the NYSDEC advised the Company that the two remaining sites listed on the Registry had been deleted from the Registry. The NYSDEC also indicated that such deletions of the sites were subject to reconsideration in the future, at which time new analytical tests may be required to determine whether or not wastes on site are hazardous. If, as a result of such potential new analytical tests, or otherwise, remedial actions were ultimately required at these sites by the NYSDEC, the cost thereof could have a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of the Company if the Company could not recover all, or a substantial portion thereof, through insurance and rates.

    For a discussion of litigation filed against the Company involving one of the eight sites by the City of Newburgh, New York and the Company's response thereto, see Note 9 -
"Commitments and Contingencies," hereof under the subcaption
"Environmental Matters - Former Manufactured Gas Plant
Facilities."

    In August 1992, the NYSDEC notified the Company that the NYSDEC suspected that the Company's offices at Little Britain Road in New Windsor, New York, may constitute an inactive hazardous waste disposal site. Pursuant to a Consent Order entered into between the Company and the NYSDEC, the Company performed a preliminary site assessment and, on January 31, 1996, a draft final report ("site assessment report") prepared by the Company's consultant was submitted to the NYSDEC for its review, evaluation and comment. As a result of the NYSDEC's review of this site assessment report, the Company agreed to perform additional testing. The draft report on this additional testing was submitted to the NYSDEC on December 6, 1996. These reports both indicated that a limited amount of subsurface soil contamination was detected near one corner of the site and that contaminants were also detected in the ground water beneath the site. Operations conducted on the site by the Company since it purchased the property in 1978 are not believed to have contributed to either the soil or the ground water contamination. The Company can make no (i) prediction regarding what action the NYSDEC may take with regard to the draft reports, or (ii) prediction as to the outcome of recovery attempts against third parties by the Company. However, the Company believes that the cost of such site assessment and remediation, if any, will not be material.

    Other: The Company estimates that expenditures attributable, in whole or in substantial part, to environmental considerations totaled $8.4 million in 1997, of which about $.5 million related to capital projects and $7.9 million were charged to expense. It is estimated that in 1998 the total of such expenditures will be approximately $10.6 million.

    The Company is not involved as a defendant in any court litigation with respect to environmental matters and, to the best of its knowledge, no litigation against it is threatened with respect thereto, except with respect to the litigation described in Item 3 hereof under the captions "Environmental Litigation" and "Environmental Claims - Newburgh Manufactured Gas Site," and as described in Note 9 - "Commitments and Contingencies," under the caption "Environmental Matters - Former Manufactured Gas Plant Facilities."

Research and Development

    The Company is engaged in the conduct and support of research and development ("R&D") activities that are focused on providing enhanced customer service at lower costs while improving existing energy technologies and developing new technologies related to the production, distribution and conservation of energy.

    The Company leverages its R&D expenditures by contributing to projects sponsored by various state and national research consortia and seeking external funding for those sponsored by the Company. In addition, New York law requires electric and gas utilities to contribute to research undertaken by the New York State Energy Research and Development Authority.

    The Company's expenditures, net of revenues from royalties, for electric and gas research and development projects amounted to $3.3 million in 1996 and $3.6 million in 1997. The
Company projects that its 1998 expenditures for research and development will total approximately $3.4 million.

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

    As of December 31, 1997, the Company is not aware of any of its electric customers having applied for such EDP.

    In addition, in 1997 the New York State Governor signed legislation making 400 MW of low cost power available to commercial and industrial customers as well as not-for-profit organizations. Energy available under this "Power for Jobs" program will be obtained from PASNY as well as competitively bid sources, including private utilities. The Company will receive a credit against its gross receipts tax liability, under Section 186-a of the New York Tax Law, for any lost revenue resulting from customers participating in this program.

    Electric Economic Development Rate: The Company's tariff includes an economic development electric rate discount provision for large industrial customers (which exhibit new annual electric load of 500 kW or more) taking substation or transmission service and locating or expanding their business operations within the Company's service territory. Certain energy efficiency guidelines must also be met by eligible customers. Qualifying customers pay lower electric prices for the increased load, with savings on current rates for ten years. Customers must apply for the discount by October 1, 1999. As of December 31, 1997, the Company had four industrial customers participating under this rate structure.

    Labor Relations: The Company has agreements with the International Brotherhood of Electrical Workers for its 834 unionized employees, representing production and maintenance employees, customer relations representatives, service workers and clerical employees, excluding persons in managerial, professional or supervisory positions, which agreements were renegotiated effective July 1, 1994 and continue through June 30, 1998. The agreements provide for an average general wage increase of 3.2% in each of the first three years of such agreements and a 3.5% increase in the fourth year of such agreements, and certain additional fringe benefits.

    Affiliates:

    Central Hudson Enterprises Corporation: Central Hudson Enterprises Corporation ("CHEC") is engaged in the business of conducting energy audits, providing services related to the design, financing, installation and maintenance of energy conservation measures and cogeneration systems for private businesses, institutional organizations and governmental entities and participates in cogeneration, small hydro and alternate energy production projects, directly or through one or more of its affiliates.

    CH Resources, Inc., Phoenix Development Company, Inc., and Greene Point Development Corporation: These corporations, each a wholly-owned subsidiary of the Company, were established to either hold real property for the future use of the Company or to participate in energy-related ventures. Currently, the assets held by these subsidiaries are not material.

    CHEC and the other subsidiaries noted above (with the exception of Phoenix Development Company, Inc.) would become subsidiaries of a proposed holding company as part of a restructuring of the Company described in Item 7 hereof under the caption, "Competition/Deregulation - Competitive Opportunities Proceeding" and in Note 1 - "Regulatory Matters" hereof under the caption "Amended Settlement Agreement."

Executive Officers of the Company

    The names of the current officers of the Board of Directors and the executive officers of the Company, their positions held and business experience during the past five (5) years and ages (at December 31, 1997) are as follows:

       Principal Occupation or
       Employment and Positions
Name of Officer, Age     and Offices with the Company
 and Position Held      during the past five (5) years

                      Officers of the Board


John E. Mack, III, 63,  Present positions, except Chairman
  Chairman of the Board of the Committee on Finance,
  and Chief Executive   April 1996
  Officer; Chairman of
  the Executive,
  Retirement and Finance
  Committees

Jack Effron, 64,        Present position since April 1994;
  Chairman of Committee President of EFCO Products, a
  on Compensation and   bakery ingredients corporation;
  Succession            member of the St. Francis Health
    Care Foundation; Chairman of the
    Chief Executive's Network for
    Manufacturing of the Council of
    Industry of Southeastern New York

Heinz K. Fridrich, 64,  Present position since April 1995;
  Chairman of Committee Courtesy Professor, University of
  on Audit              Florida at Gainesville, since 1994;
    Vice President - Manufacturing,
    International Business Machines
    Corporation, December 1992 - September
    1993; Board of Trustees; Mount St.
    Mary College


                Executive Officers of the Company

Paul J. Ganci, 59,      Present position
  President and Chief
  Operating Officer

       Principal Occupation or
       Employment and Positions
Name of Officer, Age     and Offices with the Company
 and Position Held      during the past five (5) years


         Executive Officers of the Company - (Continued)

Carl E. Meyer, 50,      Present position since April 1996;
  Sr. Vice President -  Vice President - Customer Services
  Customer Services     December 1992 - April 1996

Allan R. Page, 50,      Present position since April 1996;
  Sr. Vice President -  Vice President - Corporate Services,
  Corporate Services    December 1992 - April 1996

Joseph J. DeVirgilio,   Present position
  Jr., 46, Vice
  President - Human
  Resources and
  Administration

Ronald P. Brand, 59,    Present position
  Vice President -
  Engineering and
  Environmental Affairs

Ellen Ahearn, 43,       Present position since April 1994;
  Secretary             Assistant Secretary and Internal
    Auditing Manager, December 1992 -
    April 1994

Steven V. Lant, 40,     Present positions since April 1993;
  Treasurer and         Assistant Treasurer and Assistant
  Assistant Secretary   Secretary, December 1992 - April
    1993

       Principal Occupation or
       Employment and Positions
Name of Officer, Age     and Offices with the Company
 and Position Held      during the past five (5) years
         Executive Officers of the Company - (Continued)

Donna S. Doyle, 49,     Present position since April 1995;
  Controller            Assistant Controller April 1994 -
    April 1995; Manager of Taxes, Budgets
    and Customer Accounting, April 1993 -
    April 1995, Manager of Plant and
    Depreciation and General Accounting,
    December 1992 - April 1993

Arthur R. Upright, 54,  Present position since February
  Assistant Vice        1994; Manager Cost and Rate
  President - Cost      and Financial Planning, December 1992
  and Rate and          - February 1994
  Financial Planning

Gladys L. Cooper, 46,   Present position since September
  Assistant Vice        1995; leave of absence for
  President -           educational purposes December 1992 -
  Governmental          September 1995; Secretary, December
  Relations             1992 - April 1994

James P. Lovette, 48,   Present position since October
  Assistant Vice        1997; Plant Superintendent, December
  President - Fossil    1992 - November 1997
  Production

    There are no family relationships existing among any of the executive officers of the Company.

    Each of the above executive officers is elected or appointed annually by the Board of Directors.

    ITEM 2 - PROPERTIES
Electric
    General: The net capability of the Company's electric generating plants as of December 31, 1997, the net output of each plant for the year ended December 31, 1997, and the year each plant was placed in service or rehabilitated are as set forth below:

                                                                     (MW)*
Electric                                                Net Capability   1997 Unit
Generating                              Year Placed        (96-97)      Net Output
Plant           Type of Fuel            In Service     Summer   Winter     (MWh)
Danskammer      Residual Oil, Natural   1951-1967        499      497    2,359,884
Plant **        Gas and Coal
Roseton Plant   Residual Oil            1974             422      419      510,944
(35% share)**   and Natural Gas

Neversink       Water                   1953              23       23       70,210
Hydro Station

Dashville       Water                   1920               4        4       11,752
Hydro Station

Sturgeon Pool   Water                   1924              16       16       53,352
Hydro Station

High Falls      Water                   1986               2        3        7,597
Hydro Station
Coxsackie Gas   Kerosene or             1969              20       25        3,128
Turbine ("GT")  Natural Gas
So. Cairo GT    Kerosene                1970              19       21        2,008
Nine Mile 2     Nuclear                 1988             102      104      794,475
Plant (9% share)                                                -----   -----      ---------
    Total                               1,107          1,112     3,813,350
*   Reflects maximum one-hour net capability of the Company's ownership of generation resources and, therefore, does not include firm purchases or sales.
**  Plants subject to auction based on Amended Settlement Agreement as described in Item 7 hereof under the caption "Competition/Deregulation - Competitive Opportunities
    Proceeding" and in Note 1 - "Regulatory Matters."

                                            18
 The Company has a contract with PASNY which entitles the Company to 49 MW net capability from the Blenheim-Gilboa
Pumped Storage Hydroelectric Plant through 2002.

 See Item 1 hereof, under the caption "Regulation" and the subcaption "Purchased Electric Power Generation," with respect to alternative electric power generation interconnected with the Company's system.

 The Company owns 83 substations having an aggregate transformer capacity of 4.4 million kVA. The transmission system consists of 588 pole miles of line and the distribution system of 7,394 pole miles of overhead lines and 856 trench miles of underground lines.

 Load and Capacity: The Company's maximum one-hour demand within its own territory, for the year ended December 31, 1997, occurred on July 15, 1997 and amounted to 917 MW. The Company's maximum one-hour demand within its own territory, for that part of the 1997-1998 winter capability period through February 9, 1998 occurred on December 10, 1997 and amounted to 752 MW.

 Based on current projections of peak one-hour demands for the three-year period comprising the 1998 summer capability period through the winter capability period of 2000-2001, the Company estimates that it will have capacity available to satisfy its projected peak demands plus the estimated installed reserve generating capacity requirements which it is required to maintain as a member of the New York Power Pool ("NYPP"), described herein.












                                19


  The following table sets forth the amounts of any excess capacity by summer and winter capability periods for such three-year period:
                           Peak plus                Excess of Capacity over
             Forecasted      Installed   Available    Peak Plus NYPP Installed
 Capability         Peak          Reserve of  Capacity     Reserve Requirements
   Period             (MW)         18% (MW)      (MW)        (MW)       Percent
1998    Summer       910           1074        1174         100          9.3
1998-99 Winter       870           1074*       1179         105          9.8
1999    Summer       925           1092        1174          82          7.5
1999-00 Winter       885           1092*       1179          87          8.0
2000    Summer       940           1109        1174          65          5.9
2000-01 Winter       905           1109*       1179          70          6.3


*   Summer period peak plus reserve requirements carry over to the following winter period.










    Roseton Plant:  The Roseton Plant is located in the
Company's franchise area at Roseton, New York, and is owned by the Company, Consolidated Edison Company of New York ("Con Edison") and Niagara Mohawk Power Corporation ("Niagara Mohawk") as tenants-in-common. The Roseton Plant, placed in commercial operation in 1974, has a generating capacity of 1,200 MW consisting of two 600 MW generating units, both of which are capable of being fired either by residual oil or natural gas (see subcaption below entitled "Gas - Sufficiency of Supply and Future Gas Supply"). The Company is acting as agent for the owners with respect to operation of the Roseton Plant. Generally, the owners share the costs and expenses of the operation of such Plant in accordance with their respective ownership interests.

    The Company, under a 1968 Agreement ("Basic
Agreement"), has the option to purchase the interests of Niagara Mohawk (25%) and of Con Edison (40%) in the Roseton Plant in December 2004. The exercise of this option is subject to PSC approval. However, by agreement, dated March 30, 1994, between the Company and Niagara Mohawk, Niagara Mohawk was given, among other things, an option to retain its 25% interest in the Roseton Plant, provided that Niagara Mohawk exercises such option by May 31, 1999.

    In March 1997, Niagara Mohawk and the Company entered into a Power Sales and Option Agreement which, among other things, provides the Company with various options from 1998 through 2004 to purchase capacity and associated energy from Niagara Mohawk's interest in the Roseton Plant.

    On December 1, 1997, as part of its restructuring proposal, Niagara Mohawk filed with the PSC a plan to divest its fossil-fueled and hydroelectric generating assets by auction by mid-1999. Niagara Mohawk's 25% interest in the Roseton Plant would be part of such divestiture.

    As part of Con Edison's Amended and Restated Agreement and Settlement, as amended on September 19, 1997, between Con
Edison, the Staff of the PSC ("Staff") and others, and as approved by the PSC by its Order issued and effective November 3, 1997, Con Edison agreed to develop a plan to divest and transfer certain of its electric generating assets to unregulated

                                21
entities, including third parties and Con Edison affiliates, by the end of 2002. Con Edison's 40% interest in the Roseton Plant would be subject to such divestiture.

    The Company cannot predict what effect any auction/transfer of Niagara Mohawk's and/or Con Edison's interests in the Roseton Plant would have on the Company's interest in the Roseton Plant.

    For information with respect to the Company's obligation to divest itself of its interest in the Roseton Plant, see Item 7 hereof under the caption "Competition/Deregulation - Competitive Opportunities Proceeding" and Note 1 - "Regulatory Matters," under the subcaption "Amended Settlement Agreement."

    The 345 kV transmission lines and related facilities to connect the Roseton Plant with other points in the system of the Company and with the systems of Con Edison and Niagara Mohawk to the north and west of such Plant are 100%-owned by the Company. The share of each of the parties in the output of the Roseton Plant is transmitted over these lines pursuant to a certain transmission agreement relating to such Plant, which provides, among other things, for compensation to the Company for such use by the other parties. In addition, the Company has contract rights which entitle the Company to the lesser of 300 MW, or one quarter of the capacity in a 345 kV transmission line owned by PASNY, which connects the Roseton Plant with a Con Edison substation to the east of such Plant in East Fishkill, New York. In exchange for these rights, the Company agreed to provide PASNY capacity in the 345 kV transmission lines the Company owns from the Roseton Plant, to the extent it can do so after satisfying its obligations to Con Edison and Niagara Mohawk.

    Nine Mile 2 Plant: For a discussion of the Company's ownership interest in, costs for, and certain operating matters relating to the Nine Mile 2 Plant, see Item 7 hereof under the subcaption "Nuclear Operations," Note 3 - "Nine Mile 2 Plant," and Note 2 - "Summary of Significant Accounting Policies," under the subcaption "Jointly-Owned Facilities."




New York Power Pool/Independent System Operator

    The Company is a member of the NYPP consisting of the major investor-owned electric utility companies in the State and PASNY. The members of the NYPP, by agreement, provide for coordinated operation of their bulk power electric systems with the objectives of using the most economical source of electricity, for the maintenance of a reserve margin equal to at least 18% of each member's forecasted peak load and for the sale and interchange of electric generating capability and energy among such members. The members of the NYPP also provide for the cooperative development of long-range plans for the expansion on an integrated basis of the bulk power supply system for New York State, compatible with environmental standards, and appropriately related to interstate and international capacity and reliability considerations.

    As part of the ongoing discussions regarding the restructuring of the electric industry in New York State referred to in Item 7 hereof under the caption "Competition/Deregulation," proposals have been made to restructure the NYPP. In a filing with FERC, dated January 31, 1997, the member systems of the NYPP proposed a new market structure that would include as its key elements the establishment of an Independent System Operator ("ISO"), the New York State Reliability Council ("NYSRC"), and the New York Power Exchange ("NYPE"). The ISO, NYSRC and NYPE would collectively replace the NYPP. A supplemental filing expanding the proposed restructure of NYPP was made by NYPP to FERC in December, 1997. The Company is unable to predict the outcome of these FERC filings.

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

Gas

    General: The Company's gas system consists of 161 miles of transmission pipelines and 977 miles of distribution pipelines.

    During 1997, natural gas was available to firm gas customers at a price competitive with that of alternative fuels. As compared to 1996, in 1997, firm retail gas sales, normalized for weather, increased by 1.17% and the average number of firm gas customers increased by 1.43% or 867. Sales to interruptible customers increased 111% in 1997 as compared to 1996. For further information regarding the Company's incentive arrangements for interruptible gas sales, see Item 7 hereof under the subcaption "Interruptible Gas Sales."

    For the year ended December 31, 1997, the total amount of gas purchased from all sources was 19,397,777 Mcf., which includes 1,831,307 Mcf. purchased directly for use as a boiler fuel at the Roseton Plant.

    The Company also owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and in Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

    Sufficiency of Supply and Future Gas Supply: The peak daily demand for natural gas by the Company's customers for the year ended December 31, 1997 occurred on January 18, 1997 and amounted to 101,175 Mcf. The Company's peak-day gas capability in 1997 was 116,865 Mcf. The peak daily demand for natural gas by the Company's customers for that part of the 1997-1998 heating season through February 9, 1998, occurred on December 3, 1997 and amounted to 88,903 Mcf.

    Fixed Price Option:  By PSC Order issued and effective
June 5, 1997, the Company filed a rate design for a fixed natural gas price option. The fixed price service option was made available to firm sales customers effective with the 1997-98 heating season in an attempt to stabilize the commodity price that customers pay for natural gas.

    This option is offered to residential, commercial and industrial customers whose annual consumption is greater than 500
Ccf (hundred cubic feet) annually. Approximately 36,000 customers qualified for the program on a first-come, first-service basis. Response to the fixed price option was favorable.

    Other: FERC permits non-discriminatory access to the pipeline facilities of interstate gas pipeline transmission companies subject to the jurisdiction of FERC under the Natural Gas Act. This rule allows access to such pipelines by the pipeline transmission company's customers enabling them to transport gas purchased directly from third parties and spot sources through such pipelines. Such access also permits industrial customers of gas distribution utilities to connect directly with the pipeline transmission company and to contract directly with the pipeline transmission companies to transport gas, thereby by-passing the distribution utility. The PSC has authorized New York State distribution gas utilities to transport customer-owned gas through its facilities upon request of a customer. Currently, interstate pipeline transmission companies are located in certain areas where the Company provides retail gas service (the Towns of Carmel, Pleasant Valley, Coxsackie, and LaGrange in New York State). There has been no adverse revenue impact on the Company as a result of such action by the Company to transport gas.

    For a discussion of the PSC proceeding relating to issues associated with the restructuring of the natural gas market, see Item 7 hereof under the subcaption
"Competition/Deregulation - Natural Gas - PSC Position Paper."


                                25
Other Matters

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

    All of the physical properties of the Company, other than property such as material and supplies excluded in the Company's First Mortgage Bond Indenture ("Mortgage") and its franchises, are subject to the lien of the Mortgage under which all of its Mortgage Bonds are outstanding. Such properties are from time to time subject to liens for current taxes and assessments which the Company pays regularly as and when due.

    During the three-year period ended December 31, 1997, the Company made gross property additions of $144.0 million and property retirements and adjustments of $34.7 million, resulting in a net increase (including Construction Work in Progress) in utility plant of $109.3 million, or 7.7%.


  ITEM 3 - LEGAL PROCEEDINGS

Asbestos Litigation

    For a discussion of litigation against the Company involving asbestos, see Note 9 - "Commitments and Contingencies," hereof under the caption "Asbestos Litigation."

Environmental Litigation

    On March 23, 1992, in an action brought in 1991 by the Natural Resources Defense Council, Inc., the Hudson River
Fisherman's Association and Scenic Hudson, Inc., a Consent Order was approved by the Supreme Court of the State of New York, Albany County.

    Such Consent Order provides for certain operating restrictions at the Roseton Plant relating to the use of river water for plant cooling purposes, which restrictions have not, and are not expected to impose material additional costs on the Company. The Consent Order was extended until February 1, 1998 by agreement of the parties and Court approval. A further extension is being currently negotiated. For a description of the pending NYSDEC proceeding involving the renewal of the SPDES permit for the Roseton Plant, see Item 1 hereof under the subcaption "Environmental Quality - Water," and Note 9 - "Commitments and Contingencies," under the caption "Environmental Matters - Clean Water Act Compliance."

Environmental Claims - Newburgh Manufactured Gas Site

    For a discussion of litigation filed against the Company by the City of Newburgh, New York, on May 26, 1995 in the United States District Court, Southern District of New York, and the Company's response thereto, see Note 9 - "Commitments and Contingencies," under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

Catskill Incident

    An explosion occurred in a dwelling in the Company's gas service territory in Catskill, New York in November 1992 which resulted in personal injuries, the death of an occupant and property damage. Lawsuits have been commenced against the Company arising out of such incident, including the following:

    By complaint, dated February 2, 1994, Carl Fatzinger,
as executor of the estate of Mildred Fatzinger, and Virginia Fatzinger commenced an action in the Supreme Court of the State of New York, Greene County, against the Company and two other defendants. The complaint seeks an unspecified amount of
                                27



compensatory and punitive damages based on theories of negligence, absolute liability and gross negligence for the death of Mildred Fatzinger, personal injuries to Virginia Fatzinger and property damage alleged to have been caused by said explosion.

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

Wappingers Falls Incident

    Two consecutive fires and explosions occurred on February 12, 1994, destroying a residence and commercial establishment in the Village of Wappingers Falls, New York, in the Company's service territory. Lawsuits have been commenced against the Company arising out of such incident, including the following:

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


    On March 9, 1995, the Company was served with a summons and complaint in an action brought by Cengiz Ceng, individually and as executor under the last will and testament of Nizamettin Ceng, and Tarkan Thomas Ceng against the Company and the Village of Wappingers Falls in the Supreme Court of the State of New York, County of Dutchess. The complaint seeks recovery of $250,000 from the Company, based on the theory of negligence, for property damages alleged to have been caused by the incident.

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


                             PART II

  ITEM 5 -  MARKET FOR THE COMPANY'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

    For information regarding the market for the Company's common stock and related stockholder matters, see Item 7 hereof under the captions "Capital Resources & Liquidity - Financing
Program" and "Common Stock Dividends and Price Ranges" and Note 6
- "Capitalization - Capital Stock."

    Pursuant to applicable statutes and its Certificate of Incorporation, the Company may pay dividends on shares of Preferred and Common Stock only out of surplus.


                                29
    For information regarding the replacement, effective
January 1, 1997, of the Company's Automatic Dividend Reinvestment and Stock Purchase Plan ("DRP"), Customer Stock Purchase Plan ("CSPP") and Employee Stock Purchase Plan ("ESPP"), by a single new Stock Purchase Plan, see Note 6 - "Capitalization - Capital Stock."

    For information on the Company's program to repurchase some of its issued and outstanding common stock pursuant to a program approved by the PSC, see Item 7 hereof under the caption
"Financing Program."
































    ITEM 6 - SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA*
(In Thousands)
                                                         1997        1996          1995           1994        1993
Operating Revenues
  Electric........................................   $ 416,429   $  418,761   $  409,445     $  411,082  $  422,925
  Gas.............................................     103,848       95,210      102,770        104,586      94,448
    Total.........................................     520,277      513,971      512,215        515,668     517,373

Operating Expenses
  Operations......................................     284,714      267,779      274,665        274,497     274,477
  Maintenance.....................................      27,574       28,938       29,440         32,716      34,486
  Depreciation and amortization...................      43,864       42,580       41,467         40,380      39,682
  Taxes, other than income tax....................      64,879       66,145       66,709         66,899      65,564
  Federal income tax..............................      29,190       32,700       29,040         28,043      28,603
    Total.........................................     450,221      438,142      441,321        442,535     442,812

Operating Income..................................      70,056       75,829       70,894         73,133      74,561

Other Income
  Allowance for equity funds
   used during construction.......................         387          466          986            866         934
  Federal income tax..............................       2,953        1,632          353          1,237       1,445
  Other - net.....................................       8,079        4,815        8,886          6,296       5,167
    Total.........................................      11,419        6,913       10,225          8,399       7,546
Income before Interest Charges....................      81,475       82,742       81,119         81,532      82,107
Interest Charges..................................      26,389       26,660       28,397         30,603      31,717
                                                           31


FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CON'T)
(In Thousands)
                                                         1997        1996          1995           1994        1993
Net Income........................................       55,086      56,082       52,722         50,929      50,390
Premium on Preferred Stock Redemption-Net.........         -            378          169           -           -
Dividends Declared on Cumulative Preferred Stock..        3,230       3,230        4,903          5,127       5,562
Income Available for Common Stock.................       51,856      52,474       47,650         45,802      44,828

Dividends Declared on Common Stock................       37,137      37,128       36,459         35,541      34,497
Amount Retained in the Business...................       14,719      15,346       11,191         10,261      10,331
Retained Earnings - beginning of year.............      105,821      90,475       79,284         69,023      58,692
Retained Earnings - end of year...................   $  120,540  $  105,821   $   90,475     $   79,284  $   69,023

Common Stock
  Average shares outstanding (000s)...............       17,435      17,549       17,380         17,102      16,725
  Earnings per share on
   average shares outstanding.....................        $2.97       $2.99        $2.74          $2.68       $2.68
  Dividends declared per share....................       $2.135      $2.115       $2.095         $2.075      $2.045
  Book value per share (at year-end)..............       $27.61      $26.87       $25.96         $25.34      $24.65
Total Assets......................................   $1,252,090  $1,249,106   $1,250,092     $1,250,781  $1,264,240
Long-term Debt....................................      361,829     362,040      389,245        389,364     391,810
Cumulative Preferred Stock........................       56,030      56,030       69,030         81,030      81,030
Common Equity.....................................      477,104     471,709      454,239        436,731     417,846
* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K Report.

          ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPETITION/DEREGULATION

General

          The regulatory framework under which utilities operate is undergoing significant change, although the path and pace of that change vary from jurisdiction to jurisdiction. The Company is subject to regulation for retail rates by the PSC and wholesale rates by the FERC. These agencies have each adopted policies that focus on competition in gas and electric markets. As a result, the public utility industry is facing increasing competition and deregulation initiatives across the country and in New York State.
          Due to the rapid change in the utility industry, the Company continues to develop strategies designed to enhance its competitive position and to adapt to anticipated changes in its business. The Company's goal is to be the energy services provider of competitive choice in the emerging retail market. In order to achieve this goal, the Company continues to identify and implement measures to increase efficiency and improve effectiveness.

Competitive Opportunities Proceeding

          In 1994, the PSC instituted the "Competitive
Opportunities Proceeding," the overall objective of which is to identify regulatory and rate-making practices that will assist in the transition to a more competitive electric industry. In May
1996, the PSC issued its order in that Proceeding, which required all of the electric utilities subject to that Proceeding, including the Company, to file a restructuring plan by October, 1996. That Plan was required to address, among other things, the structure of the electric utility, both in the short and long-term, and a schedule for the introduction of retail access. The
Company filed its response on October 1, 1996 and thereafter began a series of lengthy discussions and negotiations with the PSC and certain other interested parties which culminated in an Amended and Restated Settlement Agreement, dated January 2, 1998 ("Amended Settlement Agreement"), among the Company, PSC Staff and certain other parties. The PSC approved the Amended
Settlement Agreement at its February 4, 1998 session; however, the PSC had not yet issued its final order at the time this document was filed with the Securities and Exchange Commission. Generally, the principal points of the Amended Settlement
Agreement are as follows: (i) continuation of a basic electric rate freeze for residential, commercial and small industrial customers through June 2001; (ii) a 5% reduction in base electric rates for large industrial customers; (iii) a phase-in of retail access through June 30, 2001 to residential, commercial and small industrial customers; (iv) a 10.6% return on equity ("ROE") cap with excess earnings, if any, deferred for stranded cost mitigation; (v) a reasonable opportunity to recover all prudently incurred strandable costs; (vi) functional unbundling of the Company's Danskammer Plant and its interest in the Roseton Plant in 1998, followed by structural separation by June 30, 2001;
(vii) transfer of title by an auction of the Company's Danskammer
Plant and its interest in the Roseton Plant to be completed by June 30, 2001 (an affiliate of the Company can bid); (viii) approval to form a holding company not later than June 30, 2001, which holding company initially would own the Company and all but one of the Company's existing subsidiaries; and (ix) permission for the Company to transfer up to $100 million of equity from the Company to unregulated affiliates prior to formation of the holding company.
          The consideration received by the Company in an auction, referred to in (vii) above, would, up to the net book value of the assets sold, be available for investment in unregulated operations without PSC approval. Any excess over such net book value would be required to be used to offset the Company's fossil-fueled generation related regulatory assets and, to the extent of any remaining consideration, to reduce the book cost of the Company's investment in the Nine Mile 2 Plant. In the event that the sale price of any such assets were below the Company's then current net book value, the difference would be preserved for recovery as a strandable cost.
          In the event a Company affiliate elects not to bid on any such auction, the Company would retain, prior to application of the consideration described in the immediately preceding paragraph, 10% of such consideration in excess of the book value of the Company's fossil-fueled generation assets, not to exceed in the aggregate $17.5 million.

          As provided for in the Amended Settlement Agreement, the Company will withdraw from a certain lawsuit commenced by the Company and certain other utilities in the New York State court system challenging the validity of said May 1996 PSC Order.
          The Amended Settlement Agreement creates certain changes to the Company's accounting policies. For more information regarding the Amended Settlement Agreement and its impact on the Company's accounting policies see Note 1 - "Regulatory Matters" herein.

FERC - Electric

          On April 24, 1996, the FERC released Order Nos. 888 and 889, promoting wholesale competition between public utilities by providing open access, non-discriminatory transmission services. The Orders have the effect of (i) requiring electric utilities to open their transmission lines to wholesale competitors, while allowing recovery of certain "stranded costs," (ii) requiring electric utilities to establish electronic systems to share information about available transmission capacity, subject to certain standards of conduct, and (iii) requiring certain functional separation of power marketing from other operations. The Company duly filed its open access transmission ("OAT") tariff with FERC, as required by Order No. 888, which tariff has been approved by FERC. Under the OAT tariff, the Company must offer transmission service to wholesale customers on a basis that is comparable to that which it provides itself. The Company is also required to offer and/or provide certain ancillary services which contribute to the reliability and security of the transmission system. On December 30, 1996, the NYPP, of which the Company is a member, filed an interim restructuring plan with FERC in response to the requirements of Order No. 888. On January 31, 1997, the NYPP filed an additional restructuring filing, which includes proposals to establish an ISO, a NYPE, and a NYSRC. The NYPP filed a supplemental filing with FERC in December 1997 which expanded the prior restructuring filing. Pending the outcome of such proceedings as the FERC may require in response to such filings, the Company can make no prediction as to the effect on it of these filings, or of compliance with FERC Order Nos. 888 or 889.

Mergers in the Electric Industry

          In response to the increasingly competitive environment, utilities across the country have been reorganizing to better position themselves financially in their market areas for the future. Thus, mergers and possible mergers have been reported in the news media, including the public announcement of the proposed merger between Long Island Lighting Company ("LILCO") and Brooklyn Union Gas Company, two New York utilities.

Natural Gas-PSC Position Paper

          On September 4, 1997, the PSC issued a notice inviting comments on a report prepared by the PSC Staff, entitled "The Future of the Natural Gas Industry" ("Position Paper"). Recognizing that customer choice has not evolved as expected under the gas generic restructuring orders from the PSC, the PSC Staff reached the conclusion that "the most effective way to establish a robustly competitive market in gas supply is to separate the merchant and distribution function." The Position Paper sets forth a variety of recommendations addressing issues such as upstream capacity, rate design, system reliability, market power, customer communication, social programs and taxes. The PSC Staff believes that a five-year period is necessary for local distribution companies to transition out of the merchant business. The Company is unable to predict what will be the ultimate outcome of such a proposal.

RATE PROCEEDINGS

Electric

          The Company's most recent completed electric rate case was filed November 12, 1992 and, by Order issued and effective February 11, 1994, the PSC permitted the Company to increase its electric base rates by $5.133 million (or approximately 1.3% on an annual basis), based on a 10.6% return on common equity, and an 8.58% return on total invested capital. See the caption above "Competition/Deregulation" and the subcaption "Competitive Opportunities Proceeding" thereunder, for a discussion related to the Company's October 1, 1996 filing in that Proceeding.

Gas
          The Company filed its most recent gas rate case on November 10, 1995, and the PSC, on October 3, 1996, issued its Order and Opinion ("Order") regarding the Company's request to increase its natural gas prices. The Order did not provide for an increase in base prices, but did authorize rate moderation to offset a projected revenue deficiency of $500,000, largely through the use of previously retained interruptible profits. The PSC also determined that a 10% return on common equity is appropriate for the Company's gas operations.

CAPITAL RESOURCES AND LIQUIDITY

Construction Program

          As shown in the Consolidated Statement of Cash Flows, the cash expenditures related to the Company's construction program amounted to $43.5 million in 1997, a $5.9 million decrease from the $49.4 million expended in 1996. As shown in the table below, cash construction expenditures for 1998 are estimated to be $58.1 million, an increase of $14.6 million compared to 1997 expenditures.
          In 1998, the Company expects to satisfy its external funding requirements, if any, through issuances of additional debt securities, the amount and type of which cannot be predicted.

          Estimates of construction expenditures, internal funds available, mandatory and optional redemption or repurchase of long-term securities, and working capital requirements for the two-year period 1998-1999 are set forth by year in the following table:
                                                    Total
                                  1998     1999    1998-1999
                                   (In Thousands)
Construction Expenditures*..... $58,100  $51,700   $109,800

Internal Funds Available.......  55,900   56,600    112,500

Excess of Construction
 Expenditures over Internal
 Funds.........................   2,200   (4,900)    (2,700)

Mandatory Redemption of Long-
 term debt.....................     100   20,100     20,200

Optional Redemption or Purchase
 of Securities:
   Long-term debt..............     -     16,700     16,700
   Common stock................  24,000   24,000     48,000
       Total...................  24,000   40,700     64,700

Other Cash Requirements........   7,000   11,000     18,000

Total Cash Requirements........ $33,300  $66,900   $100,200

* Excluding the equity portion of Allowance for Funds Used During
Construction ("AFDC"), a noncash item.

          Estimates of construction expenditures are subject to continuous review and adjustment, and actual expenditures may vary from estimates. These construction expenditures include capitalized overheads, nuclear fuel and the debt portion of AFDC.
          Included in the construction expenditures are expenditures which are required to comply with the Clean Air Act and related Amendments of 1990.
          As shown in the table above, it is presently estimated that funds available from internal sources will finance over 100% of the Company's cash construction expenditures for the two-year period 1998-1999. During this same two-year period, total external financing requirements are projected to amount to $100.2 million, of which $20.2 million is related to the mandatory redemption of long-term securities and $64.7 million is related to the optional redemption of long-term securities and the repurchase of common stock.

Capital Structure

          Over the period 1988-1997, the Company substantially increased its common equity ratio through retention of a portion of its earnings, offerings of its common stock to the public, original issuances of its common stock under its DRP and its CSPP (both of which have since been superseded, effective January 1, 1997, by the Company's Stock Purchase Plan described in this Item 7 under the caption "Financing Program," below and in Note 6 - "Capitalization - Capital Stock" hereof) and redemption of debt and preferred stock. One result of these recent increases in the Company's common equity ratio has been a significant improvement in its interest coverage ratios as shown under the caption "Financial Indices" in this Item 7. The Company's interest coverage ratios have also been improved by the refinancing of a portion of its debt at lower interest rates. Despite a tightening of bond rating criteria applied to the electric utility industry, the Company has maintained or improved its bond ratings since 1991. During 1997, Standard & Poor's Corporation, upgraded the Company's senior debt rating from "A-" to "A." The Company's other bond ratings, which were reaffirmed during 1997, are "A" by Duff & Phelps Credit Rating Co. and Fitch Investors Service and "A3" by Moody's Investors Service, Inc. The Company's continuing goal is to achieve and maintain bond ratings at the "A" level.
          Under the terms of the Amended Settlement Agreement, described under the caption "Competition/Deregulation" of Item 7 hereof, the Company may invest up to $100 million in unregulated businesses prior to the formation of a holding company, which formation is contemplated to become effective between January 1, 1999 and June 30, 2001. After its formation, such holding company will be free to invest in new businesses subject only to the terms of the Amended Settlement Agreement. As a result of the new investment opportunities the Company expects to become available in 1998 and 1999, the Company may make substantial new investments and may change its capital structure in ways that cannot be predicted at this time.
                                39

          Set forth below is certain information with respect to the Company's capital structure at the end of 1997, 1996 and 1995:
                                   Year-end Capital Structure
                              1997          1996           1995
Long-term debt ..........     40.5%         40.1%      42.8%
Short-term debt .........      -             1.7             -
Preferred stock .........      6.3           6.2            7.5
Common equity ...........     53.2          52.0           49.7
                             100.0%        100.0%     100.0%

Financing Program

          By an Order issued and effective December 4, 1996, the PSC granted the Company authorization to issue and sell, through December 31, 1999, up to an additional $40 million of securities. This $40 million can be comprised of medium term notes or common stock solely or a combination of medium term notes and common stock. That Order also authorizes the Company to acquire, through December 31, 1999, not more than 2.5 million shares of its issued and outstanding common stock. The Company also received approval to combine its DRP, its CSPP and its ESPP into a new Stock Purchase Plan, effective January 1, 1997.
          The Company improved its common equity ratio from 35.4% at December 31, 1987 (following the write down of a portion of the Nine Mile 2 Plant as directed by the PSC) to 52.0% at December 31, 1996, which level was deemed sufficient by the Company. Pursuant to the aforementioned PSC authorization, the Company, in January 1997, instituted a common stock repurchase program primarily for the purpose of managing continuing growth in its common equity ratio. Under such program the Company repurchased 275,200 shares of its common stock during 1997. Despite such program, the Company's common equity ratio further improved to 53.2% at December 31, 1997. The Company's target level of share repurchase for 1998 will be determined in early 1998 in view of the price per share of common stock, cash flow and opportunities to reinvest in the Company's business or invest in new businesses.
          The Company intends to refinance, if economic, its 8.375% Series NYSERDA Bonds ($16.7 million) on or soon after its call date on December 1, 1998 at a lower cost. The Company also intends to refund at maturity its 5.38% Series Medium Term Notes ($20 million) on January 15, 1999.

          Under the terms of the Amended Settlement Agreement described above under the caption "Competitive Opportunities Proceeding," prior to the formation of a new holding company, the Company may transfer up to $100 million from its regulated utility business to its unregulated businesses. The Company may, pursuant to this authorization, issue up to $100 million of new securities in 1998 or 1999. Following the formation of the holding company contemplated under the Amended Settlement Agreement to occur between January 1, 1999 and June 30, 2001, the Company may issue new securities in furtherance of its business plan to be developed for such holding company. The type of any such securities to be issued after the formation of such holding company and timing of issuance cannot be predicted at this time.
          For more information with respect to such Order and the Company's financing program in general, see Note 6 - "Capitalization - Capital Stock" and Note 7 - "Capitalization - Long-Term Debt."

Short-Term Debt

          As more fully discussed in Note 5 - "Short-Term
Borrowing Arrangements" hereof, the Company has a revolving credit agreement with four commercial banks for borrowing up to $50 million through October 23, 2001. In addition, the Company has several committed and uncommitted bank facilities ranging from $.5 million to $50 million from which it may obtain short-term financing. Such agreements give the Company competitive options to minimize its cost of short-term borrowing.
Authorization from the PSC limits the amount the Company may have outstanding at any time under all of its short-term borrowing arrangements to $52.0 million in the aggregate.

RESULTS OF OPERATIONS

          The following discussion and analysis includes an explanation of the significant changes in revenues and expenses when comparing 1997 to 1996 and 1996 to 1995. Additional information relating to changes between these years is provided in the Notes.

Earnings

          Earnings per share of common stock are shown after provision for dividends on preferred stock and are computed on the basis of the average number of common shares outstanding during the year. The number of common shares, the earnings per share and the rate of return earned on average common equity are as follows:

                                        1997     1996      1995
Average shares outstanding (000s)..    17,435   17,549    17,380
Earnings per share.................    $ 2.97   $ 2.99    $ 2.74
Return earned on common equity
 per financial statements*.........     10.8%    11.1%     10.5%

* Return on equity for regulatory rate-making purposes differs from these figures.

          Earnings per share in 1997, when compared to 1996 results, decreased $.02 per share. This decrease resulted substantially from decreased electric and gas net operating revenues (including fuel costs and purchased electricity) attributable largely to decreased sales resulting primarily from a decrease in usage by residential and industrial electric customers and residential and commercial gas customers due to unseasonable weather experienced in 1997. Billing adjusted heating degree days were 8% lower and cooling degree days were 16% lower, when 1997 results were compared to 1996. The effect of these unseasonable weather conditions alone reduced earnings by an estimated $.22, despite a 1% increase in the number of customers. Also contributing to the decrease in 1997 earnings are decreased electric earnings related to regulatory incentive programs based on fuel costs and energy efficiency, largely due to the reduced availability of purchased power at a cost below the Company's fossil-fueled generation, and increased depreciation expense on the Company's plant and equipment.
          Partially offsetting these decreases in 1997 earnings is a $.09 increase resulting from the net effect of two non-recurring items as follows: the 1997 recording of tax adjustments including additional investment tax credits and related interest refunded from the settlement of various Internal Revenue Service ("IRS") audits, and the 1997 provision for the non-recoverable portion of a purchased power contract. Other items also impacted earnings favorably including: decreased uncollectible accounts, avoided interest expense from the optional redemption in May 1996 of the Company's 8 3/4% Series $30 million First Mortgage Bonds, increased interest and dividend income, and decreased interest expense.
          Earnings per share in 1996 increased $.25 per share over 1995 resulting primarily from increased electric and gas net operating revenues caused largely by an increase in usage by residential customers, and the unseasonable hot and/or cold weather conditions experienced in 1996 when compared to 1995.
Heating degree days were 17% higher in 1996 than in the prior year. Also contributing to the increase in 1996 were the optional redemption of the Company's 7.44% Series Cumulative
Preferred Stock in October 1995, 7.72% Series Cumulative
Preferred Stock in January 1996 and 8 3/4% Series $30 million
First Mortgage Bonds in May 1996.
          This 1996 increase in earnings per share was partially offset by increased employee wages and associated fringe benefits and the 1995 non-recurring gain from the sale of long-term stock investments. Various other items unfavorably impacted earnings per share including increased depreciation expense associated with the Company's plant and equipment, decreased interest and dividend income and increased uncollectible accounts.

Operating Revenues
          Total operating revenues increased $6.3 million (1%) in 1997 as compared to 1996 and increased $1.8 million (.3%) in 1996, as compared to 1995.

See the table below for details of the variations:


                                       Increase or (Decrease) from Prior Year
                                         1997                          1996
                              Electric   Gas       Total     Electric    Gas      Total
                                                  (In Thousands)
Customer sales.............   $ (7,860) $ 2,624   $ (5,236) $ 9,784   $(8,368)  $ 1,416
Sales to other utilities...      4,840   (2,290)     2,550      330     2,475     2,805
Fuel cost adjustment.......       (291)   8,846      8,555   (1,248)   (2,497)   (3,745)
Deferred revenues..........        675   (1,125)      (450)     677       840     1,517
Miscellaneous..............        304      583        887     (227)      (10)     (237)
      Total...............    $ (2,332) $ 8,638   $  6,306  $ 9,316   $(7,560)  $ 1,756








Sales

          The Company's sales vary seasonally in response to weather. Generally electric revenues peak in the summer and gas revenues peak in the winter.
          Sales of electricity within the Company's service territory decreased 3% in 1997 and increased 3% in 1996.
Electric sales in 1997 decreased primarily because of a decrease in usage by residential and industrial customers largely due to the unseasonable weather conditions experienced in 1997 when compared to 1996. In 1996, electric sales increased largely from an increase in usage by residential customers, and the unseasonable hot and/or cold weather experienced throughout 1996 when compared to the weather conditions of 1995.
          Firm sales of natural gas (which excludes interruptible and transportation sales) decreased 5% in 1997 due primarily to a decrease in usage by residential and commercial customers. In 1996, firm sales of natural gas increased 12% due to an increase in usage by residential, commercial and industrial customers.
          Changes in sales from last year by major customer classification, including interruptible gas sales are set forth below. Also indicated are the changes related to transportation of customer-owned gas:

                                % Increase (Decrease)
                                  from Prior Year
                           Electric (Mwh)       Gas (Mcf)
                         1997      1996      1997      1996
Residential............   (2)        5        (6)       16
Commercial.............    -         1        (6)       12
Industrial.............   (6)        3        11        15
Interruptible..........   N/A       N/A      111       (78)
Transportation of
 Customer-Owned Gas....   N/A       N/A       74       105

          Residential and Commercial Sales: Residential electric and gas sales are primarily affected by the growth in the number of customers and the change in customer usage. In 1997, residential electric and gas sales and commercial gas sales decreased primarily from a decrease in customer usage largely due to the unseasonable weather experienced in the Company's service territory in 1997. Billing adjusted heating degree days were 8% lower and cooling degree days were 16% lower when 1997 results were compared to 1996.
          In 1996, residential and commercial electric and gas sales increased primarily due to an increase in customer usage partly caused by unseasonable hot and/or cold weather experienced throughout 1996 in the Company's service territory. Heating degree days were 17% higher in 1996 than in the prior year.

          Industrial Electric Sales: In 1997, as compared to 1996, industrial electric sales decreased 6% primarily due to a decrease in usage by a large industrial customer. In 1996, as compared to 1995, industrial electric sales increased 3% largely because of an increase in usage by a large industrial customer.

          Industrial Gas Sales: In 1997, firm gas sales to industrial customers increased 11% primarily because of an increase in usage by a large industrial customer. Firm gas sales to industrial customers for 1996 increased 15% substantially because of increased usage by several large industrial customers.

          Interruptible Gas Sales: In 1997, interruptible gas sales increased 111% largely due to an increase in natural gas sold for use as a boiler fuel at the Roseton Plant.
Interruptible gas sales decreased 78% in 1996, due substantially to a decrease in natural gas sold for use as a boiler fuel at the Roseton Plant. The use of gas as a boiler fuel at the Roseton Plant is dependent upon its economic benefit as compared to the use of oil for generation or the purchase of electricity to meet the Company's load requirements. Due to sharing arrangements, as described in the caption "Incentive Arrangements" of Item 7 hereof that are in place for interruptible gas sales and transportation of customer-owned gas, variations from year to year typically have a minimal impact on earnings.

          Transportation of Customer-Owned Gas: The volume of customer-owned gas transported in 1997 increased 74% and 105% in 1996 due primarily to an increase in usage by a large transportation customer.

Incentive Arrangements

          Pursuant to certain incentive formulas approved by the PSC, the Company either shares with its customers, certain revenues and/or cost savings exceeding defined predetermined levels, or is penalized in some cases for shortfalls from the targeted levels or defined performance standards.
          Incentive formulas are in place for fuel cost variations, sales of electricity and gas to other utilities, interruptible gas sales, capacity release transactions and customer satisfaction.
          The net results of these incentive formulas were to increase pretax earnings by $700,000, $2.9 million and $2.8 million during 1997, 1996 and 1995, respectively.

Operating Expenses

          Changes from the prior year in the components of the Company's operating expenses are listed below:

                                    Increase or (Decrease)
                                        from Prior Year
                                    1997              1996
                                Amount     %      Amount     %
                                        (In Thousands)
Operating Expenses:
  Fuel and purchased
   electricity............... $  7,584    7      $  1,134     1
  Purchased natural gas......   10,878   22       (11,703)  (19)
  Other expenses of
   operation.................   (1,527)  (2)        3,683     4
  Maintenance................   (1,364)  (5)         (502)   (2)
  Depreciation and
   amortization..............    1,284    3         1,113     3
  Taxes, other than
   income tax................   (1,266)  (2)         (564)   (1)
  Federal income tax.........   (3,510) (11)        3,660    13
          Total.............. $ 12,079    3      $ (3,179)   (1)

          The most significant elements of operating expenses are fuel and purchased electricity in the Company's electric department and purchased natural gas in the Company's gas department. Approximately 29% in 1997 and 27% in 1996 of every revenue dollar billed by the Company's electric department was expended for the combined cost of fuel used in electric generation and purchased electricity. The corresponding figures in the Company's gas department for the cost of purchased gas were 59% and 53%, respectively.
          In an effort to keep the cost of electricity at the lowest reasonable level, the Company purchases energy from sources such as other member companies of the NYPP, Canadian hydro sources and energy marketers whenever energy can be purchased at a unit cost lower than the incremental cost of generating the energy in the Company's plants.
          Fuel and purchased electricity increased $7.6 million (7%) in 1997 primarily because of a 3% increase in total system sales which includes sales to other utilities.
          Purchased natural gas increased $10.9 million (22%) in 1997 largely due to higher interruptible gas sales, including gas used as a boiler fuel at the Roseton Plant. In 1996, purchased natural gas decreased $11.7 million (19%) primarily because of lower interruptible gas sales for usage as a boiler fuel at the Roseton Plant.
          Other expenses of operation increased $3.7 million (4%) in 1996 primarily due to increased employee wages and associated fringe benefits and increased uncollectible accounts.
          See Note 4 - "Federal Income Tax," herein for an analysis and reconciliation of the federal income tax.

Other Income and Interest Charges

          Other income (excluding AFDC) increased $4.6 million
(71%) in 1997 and decreased $2.8 million (30%) in 1996.  The 1997 increase was due primarily to interest refunded in 1997 from the settlement of various IRS audits and the 1996 charges associated with the optional redemption of the 8 3/4% Series of First
Mortgage Bonds. The 1996 decrease was largely due to the non-recurring gain of $2.1 million realized in 1995 from the sale of long-term stock investments and the recording of one-time charges associated with the optional redemption of $30 million 8 3/4%
Series of First Mortgage Bonds in May 1996.
          Total interest charges (excluding AFDC) decreased
$533,000 (2%) in 1997 and $1.7 million (6%) in 1996.

The following table sets forth some of the pertinent data on the Company's outstanding debt:
                                     1997     1996      1995
                                          (In Thousands)
Long-term debt:
  Debt retired................    $     85    $ 30,000  $  2,562
  Outstanding at year-end*:
  Amount (including current
   portion)...................     363,744     364,026   391,715
  Effective rate..............       6.78%       6.70%     7.00%
Short-term debt:
  Average daily amount
   outstanding ...............    $  1,692    $  5,477  $    103
  Weighted average
   interest rate .............       5.54%       5.59%     6.16%

*Including debt of subsidiaries of $7.4 million in 1997, $7.6 million in 1996 and $5.3 million in 1995.

See Note 5 - "Short-Term Borrowing Arrangements" and Note 7 -
"Capitalization - Long-Term Debt" for additional information on short-term and long-term debt of the Company.

Nuclear Operations

          The Nine Mile 2 Plant is owned, as tenants-in-common, by the Company, Niagara Mohawk, New York State Electric & Gas Corporation ("NYSEG"), LILCO and Rochester Gas and Electric Corporation ("Rochester"). Niagara Mohawk operates the Nine Mile 2 Plant.
          The Company owns a 9% interest of the Nine Mile 2 Plant, which is discussed in Note 3 - "Nine Mile 2 Plant." The operations of this Plant have continued to improve. The actual capacity factor of 88.7% for 1997 exceeded the targeted capacity factor of 84% included in the Company's electric fuel adjustment clause. This resulted in a favorable impact on earnings.
          The operating expenses, taxes and depreciation pertaining to the operation of the Nine Mile 2 Plant are included in the Company's financial results. For both 1997 and 1996, the actual cost of operations was less than the allowable Nine Mile 2 Plant operation and maintenance expenses provided in Supplement

No. 5 to the 1990 Settlement Agreement, as approved by the PSC. In both 1997 and 1996, the underruns were entirely deferred for the future benefit of customers (see Note 1 - "Regulatory Matters").
          The Company has continued to participate actively in the management, operations and accounting committees for the Nine Mile 2 Plant and will do so in the future.
          On October 12, 1996, Niagara Mohawk and Rochester announced plans to establish a joint nuclear operation company to be known as New York Nuclear Operating Company ("NYNOC"). NYNOC is envisioned to assume full responsibility for operation of all the nuclear plants in New York State, including the Nine Mile 2 Plant, Niagara Mohawk's Unit No. 1 of the Nine Mile Point Nuclear Station and Rochester's Ginna Nuclear Plant. Since that time NYNOC has been organized as a New York limited liability company, and Con Edison and PASNY have announced their desire to move forward with the Niagara Mohawk and Rochester plans to implement NYNOC. It is expected that NYNOC could contribute to maintaining a high level of operational performance, contribute to continued satisfactory Nuclear Regulatory Commission ("NRC") regulatory compliance, provide opportunities for continued cost reductions and provide the basis for satisfactory economic regulation by the PSC. Various groups are now involved in the detailed studies and analysis required before a definitive decision to proceed with NYNOC can be made. Sufficient information is not available for the Company to make an assessment of such plans or whether it would consent to such plans to the extent that the Nine Mile 2 Plant is affected. Until such assessment can be made, the Company can take no position with respect to such plans.
          The Nine Mile 2 Plant completed its fifth refueling outage November 2, 1996. It is scheduled to commence its sixth refueling outage in May 1998, with a targeted 37-day duration.
          A decommissioning study for the Nine Mile 2 Plant was completed in 1995. The study's estimate of the cost to decommission the Nine Mile 2 Plant is significantly higher than previous estimates. The Company believes that decommissioning costs, if higher than currently estimated, will ultimately be recovered in rates, although no such assurance can be given. However, future developments in the utility industry, including the effects of deregulation and increasing competition could change this conclusion. The Company cannot predict the outcome of these developments. For further information on decommissioning, see Note 3 - "Nine Mile 2 Plant."
          In October 1996, Niagara Mohawk, as operating cotenant for the Nine Mile 2 Plant, along with other companies that operate nuclear plants, received a letter from the NRC, requiring it to provide the NRC with information on the "adequacy and availability" of design basis documentation on their nuclear plants within 120 days. Such information will be used by the NRC to verify that companies are in compliance with the terms and conditions of their license(s) and NRC regulations. In addition, it will allow the NRC to determine if other inspection activities or enforcement actions should be taken on a particular company.
          The Company believes that the NRC is becoming more stringent as indicated by this letter and that there may be direct cost impact on companies with nuclear plants as a result. The NRC issued a policy statement on the Restructuring and Economic Deregulation of the Electric Utility Industry ("Policy Statement") in 1997. The Policy Statement addresses NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety. Current NRC regulations allow a utility to set aside decommissioning funds annually over the estimated life of a plant. In addition to the above Policy Statement, the NRC is proposing to amend its regulations on decommissioning funding to reflect conditions expected from deregulation of the electric power industry. The Company is unable to predict how such increased stringency may affect the results of operations or financial condition of the Nine Mile 2 Plant.
          On August 27, 1997, the PSC Staff issued a "Notice Soliciting Comments on Nuclear Generation" requesting comments and alternative approaches by interested parties on a "Staff Report on Nuclear Generation" ("Nuclear Report"). The Nuclear Report concludes that nuclear generation, along with non-nuclear generation facilities, should be subject to the discipline of market-based pricing. According to the PSC Staff, the optimal, least cost method for "regulating" generating units is to free them to operate in the wholesale competitive markets where running costs must be recovered in the wholesale market price of power. The Company submitted comments, pointing out the shortcomings in the Nuclear Report, which comments included adopting a process to fully develop the necessary facts and analyses. The NYNOC organizing utilities submitted comments noting that the PSC Staff proposal would nullify the potential benefits of NYNOC. The PSC Staff has yet to respond to the comments and reply comments of the numerous parties. The Company can make no prediction as to the outcome of the Nuclear Report proposal.
          On December 30, 1997, the NRC issued its latest systematic assessment of licensee performance ("SALP") review of the Nine Mile Point Nuclear Station for the period June 2, 1996 to November 8, 1997 ("1996/97 SALP Report"). The Nine Mile Point Nuclear Station is comprised of both Units No. 1 and No. 2. Unit No. 1, located adjacent to the Nine Mile 2 Plant, is owned and operated solely by Niagara Mohawk. The 1996/97 SALP Report, conducted under the revised SALP process that was implemented by the NRC on July 19, 1993, rates licensee performance in four functional areas; operations, maintenance, engineering and plant support.
          Overall, the NRC indicated that the performance at the Nine Mile Point Nuclear Station was generally good; however, continued management attention was needed to address issues in several areas. The ratings were as follows: (i) operations was rated Category 2 ("good"), which was lower than the Category 1 ("superior") rating on the prior SALP Report (covering the period January 1995 through June 1, 1996); (ii) maintenance was rated Category 2 ("good"), which was the same rating as on the 1995/1996 SALP Report; (iii) engineering was rated Category 3 ("acceptable"), which was lower than the Category 2 in said prior SALP Report; and (iv) plant support was rated Category 2 ("good"), remaining the same as the prior SALP Report.

Other Matters

          Storm Costs: On April 1, 1997, a snow and wind storm disrupted service to approximately 100,000 customers in the Company's service territory. The restoration costs of the storm totaled approximately $8.9 million which, after applying mitigating credits, amounted to $5.3 million as reflected in "Deferred Charges-Other" in the Consolidated Balance Sheet. The Company believes these costs are recoverable in rates and has therefore requested the PSC to authorize deferral of these costs. The Amended Settlement Agreement authorizes the deferral of these costs.

          Federal Income Tax Refund: In the second quarter of 1997 the Company received a $1.9 million net refund as a result of audits by the IRS of the Company's federal income tax returns for the years 1987-1991. The Company has complied with the PSC notification requirements for tax refunds and recorded the refund in the fourth quarter of 1997.

          Year 2000: The Company is addressing potential adverse impacts from potential Year 2000 computer software failures to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company has, and will continue to make, certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact to the Company has not been determined but is not anticipated to be material.

          Electric Sales to IBM: The Company's largest customer is International Business Machines Corporation ("IBM"), which accounted for approximately 9% and 10% of the Company's total electric revenues for the years ended December 31, 1997 and 1996, respectively.
          IBM announced that it will be investing $700 million at its East Fishkill, New York facility to construct one of the world's most sophisticated microchip manufacturing plants. This facility, slated to open in 1999 with 400 employees, will embrace new technology in developing 12" diameter silicon wafers. This expansion could have a favorable impact on the Company's revenue base and customers.

          New Accounting Standards: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement establishes standards for reporting information about operating segments in annual and interim financial statements.

          The Company does not expect that the adoption of SFAS 131 will have a significant impact on the reporting requirements of the Company. For a discussion of proposed and new accounting standards from the FASB, see Note 2 - "Summary of Significant Accounting Policies," herein.
          In February 1996, the FASB issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. If the accounting standard proposed in such exposure draft were adopted, it could result in higher annual provisions for removal or decommissioning to be recognized earlier in the operating life of nuclear and other generating units and an accelerated recognition of the decommissioning obligation. The FASB is deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. The Company can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of the Company.

          Other Issues: On an ongoing basis, the Company assesses environmental issues which could impact the Company and its customers. Note 3 - "Nine Mile 2 Plant" and Note 9 - "Commitments and Contingencies" discuss current environmental issues affecting the Company, including (i) the 1995 decommissioning cost study of the Nine Mile 2 Plant, (ii) the Clean Water Act and Clean Air Act Amendments of 1990, which require control of emissions from fossil-fueled electric generating units, (iii) asbestos litigation cases, and (iv) a legal action filed in 1995 against the Company by the City of Newburgh, New York.

FINANCIAL INDICES

          Selected financial indices for the last five years are set forth in the following table:

                                                         1997   1996  1995   1994   1993
Pretax coverage of total interest charges:
     Including AFDC..................................... 3.94x  4.08x 3.68x  3.38x  3.29x
     Excluding AFDC..................................... 3.69x  3.83x 3.43x  3.15x  3.15x
     Funds from Operations.............................. 5.18x  5.29x 4.69x  4.24x  4.27x

Pretax coverage of total interest
 charges and preferred stock dividends.................. 3.37x  3.47x 2.97x  2.74x  2.65x

Percent of construction expenditures
 financed from internal funds...........................  100%   100%  100%   100%   100%

AFDC and Mirror CWIP* as a percentage
 of income available for common stock...................   13%    13%   16%    16%    11%

Effective tax rate......................................   32%    36%   35%    35%    35%

* Refer to Note 1 - "Regulatory Matters" under subcaptions "Summary of Regulatory Assets and Liabilities" and "Deferred Finance Charges - Nine Mile 2 Plant" for a definition of
Mirror CWIP.

                                            55
COMMON STOCK DIVIDENDS AND PRICE RANGES


          The Company and its principal predecessors have paid dividends on its common stock in each year commencing in 1903, and the common stock of the Company has been listed on the New York Stock Exchange since 1945. The price ranges and the dividends paid for each quarterly period during the Company's last two fiscal years are as follows:

                          1997                       1996
              High    Low    Dividend     High     Low   Dividend

1st Quarter $33 3/8 $30 1/2  $.53    $31 1/2  $28 3/4 $.525
2nd Quarter  34 3/4  29 3/4   .53     31 1/4   28 7/8  .525
3rd Quarter  35 7/8  32 1/8   .535    31 1/4   29 1/2  .53
4th Quarter  43 7/8  34 11/16  .535      31 1/2   29       .53

          On June 27, 1997, the Company increased its quarterly dividend rate to $.535 per share from $.53 in 1996. On June 28, 1996, the Company increased its quarterly dividend rate to $.53 per share from $.525 per share.
          Any determination with regard to future dividend declarations, and the amounts and dates of such dividends, will depend on the circumstances at the time of consideration of such declaration. One such consideration will be the effect on the Company of the corporate restructuring described in this Item 7 under the caption "Competition/Deregulation."
          The number of registered holders of common stock as of December 31, 1997 was 22,605. Of these, 21,933 were accounts in the names of individuals with total holdings of 5,544,827 shares, or an average of 253 shares per account. The 672 other accounts, in the names of institutional or other non-individual holders, for the most part, hold shares of common stock for the benefit of individuals.

    ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK

                          Not Applicable

    ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I - Index to Financial Statements:                    Page
      Report of Independent Accountants                58
      Statement of Management's Responsibility         59
      Consolidated Balance Sheet at
        December 31, 1997 and 1996                     61
      Consolidated Statement of Income for the
        three years ended December 31, 1997            65
      Consolidated Statement of Retained Earnings
        for the three years ended December 31, 1997    67
      Consolidated Statement of Cash Flows for the
        three years ended December 31, 1997            68
      Notes to Consolidated Financial Statements       70
      Selected Quarterly Financial Data (Unaudited)   108

II - Schedule II - Reserves                           109

          All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Supplementary Data

          Supplementary data that is included in "Selected
Quarterly Financial Data (Unaudited)" appears under this Item and reference is made thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of Central Hudson Gas
& Electric Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










PRICE WATERHOUSE LLP

New York, New York
January 23, 1998, except as to
Note 1 of the Consolidated Financial
Statements which is as of February 4, 1998

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Central Hudson Gas & Electric Corporation and its subsidiaries (collectively, the Company) as well as all other information contained in this Form 10-K. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, in some cases, reflect amounts based on the best estimates and judgements of the Company's Management, giving due consideration to materiality.

The Company maintains adequate systems of internal control to provide reasonable assurance, that, among other things, transactions are executed in accordance with Management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the Company are properly safeguarded. The systems of internal control are documented, evaluated and tested by the Company's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. Management believes that the Company has maintained an effective system of internal control over the preparation of its financial information including the consolidated financial statements of the Company as of December 31, 1997.

Independent accountants were engaged to audit the consolidated financial statements of the Company and issue their report thereon. The Report of Independent Accountants, which is presented above, does not limit the responsibility of Management for information contained in the consolidated financial statements and elsewhere in this Form 10-K.

The Company's Board of Directors maintains a Committee on Audit which is composed of Directors who are not employees of the Company. The Committee on Audit meets with Management, its Internal Auditing Manager, and its independent accountants several times a year to discuss internal controls and accounting matters, the Company's consolidated financial statements, the scope and results of the audits performed by the independent accountants and the Company's Internal Auditing Department. The independent accountants and the Company's Internal Auditing Manager have direct access to the Committee on Audit.





JOHN E. MACK, III                    DONNA S. DOYLE
Chairman of the Board and            Controller
Chief Executive Officer




                                 January 23, 1998

CONSOLIDATED BALANCE SHEET
(In Thousands)
                                               December 31,

ASSETS                                       1997          1996
Utility Plant
  Electric............................... $1,193,735   $1,171,798
  Gas....................................    151,222      145,375
  Common.................................     91,522       87,591
  Nuclear fuel...........................     37,262       36,913
                                           1,473,741    1,441,677

  Less: Accumulated depreciation.........    560,304      520,999
        Nuclear fuel amortization........     33,059       29,748
                                             880,378      890,930

  Construction work in progress..........     52,413       48,699
    Net Utility Plant....................    932,791      939,629

Investments and Other Assets
  Prefunded pension costs................     23,536       10,672
  Other..................................     14,958       12,419
    Total Investments and Other Assets...     38,494       23,091

Current Assets
  Cash and cash equivalents..............      9,054        4,235
  Accounts receivable from customers -
   net of allowance for doubtful accounts;
   $2.8 million in 1997 and $3.2 million
   in 1996...............................     49,643       48,080
  Accrued unbilled utility revenues......     16,229       16,042
  Other receivables......................      2,073        2,896
  Materials and supplies, at average cost
   Fuel..................................     11,920       14,935
   Construction and operating............     12,180       13,160
  Special deposits and prepayments.......     14,210       13,440
    Total Current Assets.................    115,309      112,788

The Notes to Consolidated Financial Statements are an integral part hereof.
                                61



CONSOLIDATED BALANCE SHEET  (CON'T)
(In Thousands)
                                                December 31,
ASSETS                                      1997         1996

Deferred Charges
  Regulatory assets (Note 1).............    139,236      151,426
  Unamortized debt expense...............      5,002        5,393
  Other..................................     21,258       16,779
    Total Deferred Charges...............    165,496      173,598

           TOTAL ASSETS                   $1,252,090   $1,249,106
























The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED BALANCE SHEET  (CON'T)
(In Thousands)
                                                December 31,
CAPITALIZATION AND LIABILITIES              1997         1996

Capitalization
 Common Stock Equity
   Common stock, $5 par value (Note 6)... $  87,775    $  87,775
   Paid-in capital (Note 6)..............   284,465      284,465
   Retained earnings.....................   120,540      105,821
   Reacquired capital stock (Note 6).....    (9,398)         -
   Capital stock expense.................    (6,278)      (6,352)
    Total Common Stock Equity............   477,104      471,709

 Cumulative Preferred Stock (Note 6)
   Not subject to mandatory redemption...    21,030       21,030
   Subject to mandatory redemption.......    35,000       35,000
    Total Cumulative Preferred Stock.....    56,030       56,030

 Long-term Debt (Note 7).................   361,829      362,040

    Total Capitalization.................   894,963      889,779

Current Liabilities
 Current maturities of long-term debt....     1,317        1,362
 Notes payable...........................         -       15,600
 Accounts payable........................    24,368       26,137
 Dividends payable.......................    10,052       10,112
 Accrued taxes and interest..............     3,240        5,347
 Accrued vacation .......................     4,339        4,251
 Customer deposits.......................     4,001        4,019
 Other...................................     6,545        6,676
    Total Current Liabilities............    53,862       73,504






The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED BALANCE SHEET  (CON'T)
(In Thousands)                                    December 31,

CAPITALIZATION AND LIABILITIES                 1997         1996

Deferred Credits and Other Liabilities
 Regulatory liabilities (Note 1).........     81,271       74,587
 Operating reserves......................      6,582        4,755
 Other...................................     10,019        9,155
  Total Deferred Credits and
   Other Liabilities.....................     97,872       88,497

Deferred Income Tax (Note 4).............    205,393      197,326

Commitments and contingencies
  (Notes 1, 3 and 9).....................

 TOTAL CAPITALIZATION AND LIABILITIES     $1,252,090   $1,249,106




















The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF INCOME
(In Thousands)
                                   Year ended December 31,
                              1997          1996         1995

Operating Revenues
  Electric................... $416,429    $418,761     $409,445
  Gas........................  103,848      95,210      102,770
    Total Operating Revenues.  520,277     513,971      512,215

Operating Expenses
 Operation:
  Fuel used in electric
   generation................   66,117      58,874       60,940
  Purchased electricity......   55,864      55,523       52,323
  Purchased natural gas......   61,514      50,636       62,339
  Other expenses of operation  101,219     102,746       99,063
 Maintenance.................   27,574      28,938       29,440
 Depreciation and amortization
 (Note 2)....................   43,864      42,580       41,467
 Taxes, other than income
  tax........................   64,879      66,145       66,709
 Federal income tax
 (Note 4)....................   29,190      32,700       29,040
    Total Operating Expenses.  450,221     438,142      441,321

Operating Income.............   70,056      75,829       70,894

Other Income
  Allowance for equity funds
   used during construction
   (Note 2)..................      387         466          986
  Federal income tax (Note 4)    2,953       1,632          353
  Other - net................    8,079       4,815        8,886
    Total Other Income.......   11,419       6,913       10,225

Income before Interest
  Charges....................   81,475      82,742       81,119


The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF INCOME (CON'T)
(In Thousands)
                                  Year ended December 31,
                               1997         1996         1995

Interest Charges
 Interest on long-term debt..  23,097       23,617       25,925
 Other interest..............   2,647        2,626        1,917
 Allowance for borrowed
  funds used during
  construction (Note 2)......    (261)        (523)        (514)
 Amortization of expense on
  debt.......................     906          940        1,069
   Total Interest Charges....  26,389       26,660       28,397

Net Income...................  55,086       56,082       52,722

Premium on Preferred Stock
  Redemptions-Net............       -          378          169
Dividends Declared on Cumul-
 ative Preferred Stock.......   3,230        3,230        4,903
Income Available for
 Common Stock................ $51,856     $ 52,474     $ 47,650

Common Stock:
  Average shares outstanding
  (000s).....................  17,435       17,549       17,380
  Earnings per share on
   average shares outstanding   $2.97        $2.99        $2.74




The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(In Thousands)
                                      Year ended December 31,
                                1997         1996        1995

Balance at beginning of year. $105,821    $ 90,475     $ 79,284

Net Income...................   55,086      56,082       52,722
Premium on preferred stock
  redemption-net.............     -            378          169

Dividends declared:
  On cumulative preferred
   stock.....................    3,230       3,230        4,903
  On common stock ($2.135 per
   share 1997; $2.115 per
   share 1996; $2.095 per
   share 1995)...............   37,137      37,128       36,459

     Total dividends declared   40,367      40,358       41,362

Balance at end of year....... $120,540    $105,821     $ 90,475






The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF CASH FLOWS (In Thousands)           Year ended December 31,
                                                          1997         1996        1995
Operating Activities
  Net Income.......................................... $ 55,086    $  56,082   $  52,722
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization including nuclear
      fuel amortization...............................   48,348       47,073      45,388
     Deferred income taxes, net.......................   14,077       17,848      14,146
     Allowance for equity funds used during
      construction....................................     (387)        (466)       (986)
     Nine Mile 2 Plant deferred finance charges, net..   (4,855)      (4,855)     (4,855)
     Provisions for uncollectibles....................    3,493        4,336       3,220
     Accrued pension costs............................   (8,555)      (6,757)    (10,627)
     Gain on sale of long-term investment.............      -            -        (2,104)
     Deferred gas costs...............................    3,475       (4,861)      5,302
     Deferred gas refunds.............................    1,695       (1,556)     (1,784)
     Other - net......................................    7,233        4,039      11,466
  Changes in current assets and liabilities, net:
     Accounts receivable and unbilled utility
      revenues........................................   (4,420)      (6,338)     (3,300)
     Materials and supplies...........................    3,995         (505)      5,799
     Special deposits and prepayments.................     (770)        (781)       (567)
     Accounts payable.................................   (1,769)       1,704      (5,008)
     Accrued taxes and interest.......................   (2,107)      (2,477)        995
     Other current liabilities........................      (61)         602         944
  Net cash provided by operating activities...........  114,478      103,088     110,751
        The Notes to Consolidated Financial Statements are an integral part hereof.
                                            68


CONSOLIDATED STATEMENT OF CASH FLOWS (CON'T)
(In Thousands)                                                1997       1996      1995
Investing Activities
  Additions to plant.......................................  (43,868)  (49,860)  (50,269)
  Allowance for equity funds used during construction......      387       466       986
  Net additions to plant...................................  (43,481)  (49,394)  (49,283)
  Nine Mile 2 Plant decommissioning trust fund.............   (2,861)   (1,734)   (1,895)
  Proceeds from sale of long-term investments..............      -        -        2,879
  Other - net..............................................    2,389       200    (1,161)
  Net cash used in investing activities....................  (43,953)  (50,928)  (49,460)
Financing Activities
  Proceeds from issuance of:
    Long-term debt.........................................    2,000     3,090     1,000
    Common stock...........................................      -       1,817     7,064
  Net borrowings (repayments) of short-term debt...........  (15,600)   15,600    (3,000)
  Retirement and redemption of long-term debt..............   (2,282)  (30,779)   (3,139)
  Retirement & redemption of cumulative preferred stock....      -     (13,000)  (12,000)
  Premium on preferred stock redemption....................      -        (378)     (146)
  Dividends paid on cumulative preferred and common stock..  (40,426)  (40,489)  (41,364)
  Issuance and redemption costs............................      -         736       (20)
  Reacquired capital stock.................................   (9,398)     -         -
  Net cash used in financing activities....................  (65,706)  (63,403)  (51,605)
Net Change in Cash and Cash Equivalents....................    4,819   (11,243)    9,686
Cash and Cash Equivalents at Beginning of Year.............    4,235    15,478     5,792
Cash and Cash Equivalents at End of Year................... $  9,054  $  4,235  $ 15,478
Supplemental Disclosure of Cash Flow Information
    Interest paid.......................................... $ 24,309  $ 25,184  $ 26,738
    Federal income taxes paid..............................   17,111    15,875    14,100
The Notes to Consolidated Financial Statements are an integral part hereof.
                                            69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REGULATORY MATTERS

Competitive Opportunities Proceeding

          In 1994, the Public Service Commission of the State of New York ("PSC") instituted the "Competitive Opportunities Proceeding," the overall objective of which is to identify regulatory and rate-making practices that will assist in the transition to a more competitive electric industry. On May 20, 1996, the PSC issued its Order ("Order") in this proceeding setting forth the PSC's vision and goals for the future of the electric industry in New York State. The Order called for implementation of a competitive wholesale power market, reducing rates for consumers, increasing customer choice, continuing reliability of service, continuing programs that are in the public interest, allaying concerns about market power, continuing customer protections and the obligation to serve.
          The Order required the Company and certain other utilities to file a rate and restructuring plan with the PSC by October 1, 1996. The Company was obligated to comply (and did so on October 1, 1996) with the provision of the Order.
          On October 9, 1996, the PSC issued an order establishing procedures for a completion of discovery and settlement negotiations regarding the utilities' October 1, 1996 submissions, and, in the absence of settlement, for administrative litigation before a PSC Administrative Law Judge.

Amended Settlement Agreement

          On March 20, 1997, after months of negotiations, the Company entered into a Settlement Agreement with the Staff of the PSC ("Staff"), the New York State Department of Economic
Development and other parties ("Settlement Agreement") which addressed the Commission's Order by providing a (i) four-year basic electric rate freeze for all customers; (ii) economic development inducements to create and maintain jobs in the Mid-Hudson Valley;
(iii) a reduction in prices for the largest industrial customers; (iv) a phased-in program to provide all customers with the opportunity to choose their energy supplier


                                70

beginning in 1998; (v) a mechanism for the Company to recover all prudently incurred strandable costs and (vi) a proposal to structurally separate its generation assets by July 1, 2001 through the creation of a holding company, divestiture or other option.
          At its September 17, 1997 session, the PSC discussed the Settlement Agreement and indicated that further negotiations were needed on certain open issues related to the auctioning of the Company's fossil-fuel electric generating units, the provision of certain types of meters and environmental program funding.
          On January 2, 1998, the Company concluded further negotiations with Staff and others resulting in an Amended Settlement Agreement between the Company, the PSC Staff, and several other interested parties ("Amended Settlement Agreement"). The PSC approved the Amended Settlement Agreement at its February 4, 1998 session; however, the PSC had not yet issued its final order at the time this document was filed with the Securities and Exchange Commission. Among the most significant developments in the Amended Settlement Agreement is an agreement that the Company will auction its fossil-fueled electric generating units (i.e., the Company's interest in the Roseton Electric Generating Station ("Roseton Plant") and the Company's Danskammer Point Steam Electric Generating Station,("Danskammer Plant"), with the sale and transfer to be completed by June 30, 2001. At December 31, 1997 the book value of those units represented approximately 20% of net utility plant. The Company has maintained the right to bid in the auction. The auction will also provide customer benefits if the auction results in the sale of assets in excess of their book value. The Amended Settlement Agreement does not contemplate the divestiture or transfer of the Company's share of Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant"). As part of the Amended Settlement Agreement, the Company will have a reasonable opportunity to recover prudently incurred and appropriately mitigated investments.
          The Company's potential strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive energy market. Examples include any unrecovered cost of the Company's fossil-fueled generating plants (resulting from the auction process) and net generation related regulatory assets. During the transition, the Company will continue to recover its potential electric strandable costs in the rates it charges its transmission and distribution customers.
                                71

Following the transition, the Company will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, remaining electric strandable costs.
          Other key components of the Amended Settlement Agreement include (i) a basic electric rate freeze through June 2001; (ii) phase-in of retail access through June 30, 2001 to residential, commercial and small industrial customers; (iii) a 10.6% return on equity cap with excess earnings deferred for stranded cost mitigation; (iv) provision to participate in a statewide program to support public policy initiatives such as energy efficiency and renewable sources for electricity production; (v) the creation of a mechanism for implementing retail transmission tariffs that will be limited to customers eligible during the transition period and (vi) a determination that customers participating in the Company's "Customer Choice Plan for Farmers and Food Processing Businesses" will do so under terms of the Amended Settlement Agreement.
          The Amended Settlement Agreement also addresses options regarding a new corporate structure for the Company. On or before June 30, 2001, the Company, subject to shareholder and regulatory approvals, will establish a holding company. The holding company will include a regulated transmission and distribution company that will maintain the system of wires and pipelines which deliver electricity and natural gas to customers. The holding company will also include unregulated companies which will provide a variety of new services to customers within and outside the Mid-Hudson Valley region and, possibly, fossil-fueled generating units retained or acquired.

Impact of Amended Settlement Agreement on Accounting Policies

          The Amended Settlement Agreement creates certain changes to the Company's accounting policies. The Company's accounting policies conform to generally accepted accounting principles, which, for regulated public utilities, include Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Under SFAS 71, regulated companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the rate-making process in a period different from when they otherwise would have been reflected in income.

                                72

These deferred regulatory assets and liabilities are then
reflected in the income statement in the period in which the same amounts are reflected in rates.  If some of an enterprise's
operations are regulated and meet the appropriate criteria, SFAS
71 is applied only to the regulated portion of the enterprise's operations.
          As discussed above, the goal of the Amended Settlement
Agreement is to deregulate and, ultimately, divest the Company's fossil-fueled generating assets.  During 1997, the Financial
Accounting Standards Board ("FASB") Emerging Issues Task Force
concluded that an entity should discontinue application of SFAS
71 to any portion of its business when a deregulation transition plan is in place and the terms are known.  The Amended Settlement
Agreement was approved by the PSC on February 4, 1998, and on that date the Company applied the standards in Statement of
Financial Accounting Standards No. 101, "Regulated Enterprises -
Accounting for the Discontinuation of Application of FASB
Statement No. 71" ("SFAS 101") to the fossil-fueled generating portion of its business.  Therefore, the Company discontinued
application of SFAS 71 to its fossil-fueled generation assets as of the date of such approval.  The application of SFAS 101 to the fossil-fueled generating portion of the Company's business will not have a material adverse effect on the Company's financial position or results of operations as of the date of such
approval.
          Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS 121") requires that long-lived assets be reviewed for impairment if the carrying value of the asset may not be recoverable.  SFAS 121 also requires that long-lived assets to be disposed of be carried at the lower of net book value or fair value, and amends SFAS 71 to require that regulatory assets be charged against earnings if recovery of such assets is no longer considered probable.  The Company will not recognize an impairment of its fossil-fueled generating assets because the estimated cash flows from operations, the sale of such generating assets, and stranded cost recovery provisions of the Amended Settlement Agreement are not expected to be less than the net carrying amount of such generating assets.
          Certain regulatory assets and liabilities have been
created as a result of transactions relating to the Company's fossil-fueled generating assets.  At December 31, 1997, net
regulatory assets associated with the fossil-fueled generating
                                73


assets totaled $7.6 million. The Company did not expense any of these net regulatory assets because recovery of such assets is considered probable under the Amended Settlement Agreement.

Summary of Regulatory Assets and Liabilities

          The following table sets forth the Company's regulatory assets and liabilities:

At December 31,                              1997        1996

Regulatory Assets (Debits):                   (In Thousands)

Deferred finance charges -
  Nine Mile 2 Plant.....................   $  68,470   $ 69,615
Income taxes recoverable
  through future rates..................      49,220     55,791
Deferred energy efficiency costs........       5,168      8,894
Other...................................      16,378     17,126
  Total Regulatory Assets...............   $ 139,236   $151,426



Regulatory Liabilities (Credits):

Deferred finance charges -
  Nine Mile 2 Plant.....................   $  16,431   $ 22,431
Income taxes refundable.................      28,516     29,077
Deferred Nine Mile 2 Plant costs........      11,296      6,322
Deferred pension costs overcollection...       8,306      3,997
Deferred OPEB costs overcollection......       6,824      4,778
Deferred unbilled gas revenues..........       4,255      4,357
Other...................................       5,643      3,625
  Total Regulatory Liabilities..........      81,271   $ 74,587
     Net Regulatory Assets..............   $  57,965   $ 76,839

          Some of the significant regulatory assets and liabilities include:




                                74


          Deferred Finance Charges - Nine Mile 2 Plant: During the construction of the Nine Mile 2 Plant, the PSC authorized the inclusion in rate base of increasing amounts of the Company's investment in that Plant. The Company did not accrue an allowance for the cost of funds used during construction ("AFDC") on any of the Nine Mile 2 Plant construction work in progress ("CWIP") which was included in rate base and for which a cash return was being allowed; however, the PSC ordered, effective January 1, 1983, that amounts be accumulated in deferred debit and credit accounts equal to the amount of AFDC which was not being accrued on the CWIP included in rate base ("Mirror CWIP"). The balance in the deferred credit account is available to reduce future revenue requirements by amortizing portions of the deferred credit to other income or by the elimination through writing off other deferred balances as directed by the PSC. The Company expects such application of the deferred credit will occur over a period substantially shorter than the life of the Nine Mile 2 Plant. When amounts of such deferred credit are applied in order to reduce revenue requirements, amortization is started for a corresponding amount of the deferred debit, which amortization continues on a level basis over the remaining life of the Nine Mile 2 Plant resulting in recovery of such corresponding amount through rates. Mirror CWIP is expected to be exhausted by the end of the useful life of the Nine Mile 2 Plant either through the amortization or write-off procedures described above or through the write-off of the remaining debit and credit as directed by the PSC. The net effect of this procedure is that at the end of the amortization period for the deferred credit, the accounting and rate-making treatment will be the same as if the Nine Mile 2 Plant CWIP had not been included in rate base during the construction period.
          Pursuant to a PSC Order issued and effective February 11, 1994, in an electric rate proceeding, the Company was authorized to amortize $6.0 million annually of the deferred credit beginning in December 1993.
          The $6.0 million amortization of the deferred credit will be continued unless changed by a future PSC rate order or until it is exhausted. Under provisions of the Amended Settlement Agreement, this amortization will be replaced with other deferred credits to the extent necessary to provide for full replacement of the expiring mirror CWIP credits. The

                                75



current level of the deferred debit amortization of $1.145 million is based on the level of deferred credits that have been utilized through the most recent rate year, which has ended. Credit amounts utilized subsequently are included in the deferred debit amortization level at the time of the next PSC rate order for the new rate year based on the then remaining life of the Nine Mile 2 Plant.

          Income Taxes Recoverable/Refundable: The adoption of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," ("SFAS 109") in 1993 increased the Company's net deferred tax obligation. As it is probable that the increase will be recovered from customers, the Company established a net regulatory asset.

          Deferred Nine Mile 2 Plant Costs: The existing rate-making for the Nine Mile 2 Plant, as directed by the PSC in its Order on Nine Mile 2 Operating and Capital Forecast for 1996
("Supplement No. 5"), provides for the deferral of the difference between actual and authorized operating and maintenance expense.
Supplement No. 5 continues in effect until changed by a subsequent rate order. For 1996 and 1997 the Nine Mile 2 Plant incurred less actual expense than authorized, and the Company's share has been recorded as a regulatory liability in accordance with Supplement No. 5.

Independent System Operator

     The Company is a member of the New York Power Pool ("NYPP") whose members, major investor-owned State electric utility companies and the Power Authority of the State of New York ("PASNY"), by agreement, provide for coordinated operation of their bulk power electric systems. In a filing with the Federal Energy Regulatory Commission ("FERC"), dated January 31, 1997, the member systems of the NYPP proposed a new market structure that would include as a key element the establishment of an Independent System Operator ("ISO"). The ISO's principal mission would be to maintain the reliability of the New York State bulk power systems and to provide transmission service on a comparable and non-discriminatory basis. The NYPP filed a supplemental filing with FERC in December 1997, which expanded the restructuring filing of January 31, 1997. The Company is unable to predict the outcome of these FERC filings.
                                76


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated.
          The Company's subsidiaries are each wholly owned and are comprised of landholding, cogeneration or energy management companies. The net income of the Company's subsidiaries is reflected in the Consolidated Statement of Income as other non-operating income.

Rates, Revenues and Cost Adjustment Clauses

          Electric and gas retail rates, including fuel and gas cost adjustment clauses, applicable to intrastate service (other than contractually established rates for service to municipalities and governmental bodies) are regulated by the PSC. Transmission rates, facilities charges and rates for electricity sold for resale in interstate commerce are regulated by the FERC.
          Revenues are recognized on the basis of cycle billings rendered monthly or bimonthly. Estimated revenues are accrued for those customers billed bimonthly whose meters are not read in the current month.
          The Company's tariff for retail electric service includes a fuel cost adjustment clause pursuant to which electric rates are adjusted to reflect changes in the average cost of fuels used for electric generation and in certain purchased power costs, from the average of such costs included in base rates.
The Company's tariff for gas service contains a comparable clause to adjust gas rates for changes in the price of purchased natural gas and certain costs of manufactured gas.

Utility Plant

          The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. The Company's share of the costs of the Nine Mile 2 Plant are capitalized at original cost, less the disallowed investment of $169.3 million which was recorded in 1987. Costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits and AFDC. Replacement of minor items of property is included in maintenance expenses.
          The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation at such time as the property is retired and removed from service.

Jointly Owned Facilities

          The Company has a 9%, or 103 MW, undivided interest in the 1,143 MW Nine Mile 2 Plant (see Note 3, hereof) and a 35%, or 420 MW, undivided interest in the 1,200 MW Roseton Plant.
          The Company's share of the respective investments in the Nine Mile 2 Plant and the Roseton Plant, as included in its Consolidated Balance Sheet at December 31, 1997 and 1996, were:

                                           1997        1996
                                            (In Thousands)
     Nine Mile 2 Plant
       Plant in service..............   $316,123    $314,270
       Accumulated depreciation......    (70,202)    (61,708)
       Construction work in progress.      1,032       1,894
     Roseton Plant
       Plant in service..............   $134,555    $135,026
       Accumulated depreciation......    (77,438)    (74,963)
       Construction work in progress.        571         745

Allowance For Funds Used During Construction

          The Company includes in plant costs AFDC approximately equivalent to the cost of funds used to finance construction expenditures. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFDC rate was 8.0% in 1997 and 7.5% in 1996 and 8.5% in 1995.

Depreciation and Amortization

          For financial statement purposes, the Company's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties, with the exception of the Nine Mile 2 Plant which is depreciated on a remaining life amortization method. The year 2026, which is the year in which the Nine Mile 2 Plant operating license expires, is used as the end date in the development of the remaining life amortization. The Company performs depreciation studies on a continuing basis and, upon approval by the PSC, periodically adjusts the rates of its various classes of depreciable property. The most recent study was performed in 1993.
          The Company's composite rates for depreciation were 3.16% in 1997, 3.13% in 1996 and 3.14% in 1995 of the original cost of average depreciable property. The ratio of the amount of accumulated depreciation to the cost of depreciable property at December 31 was 38.2% in 1997, 36.5% in 1996 and 35.3% in 1995.
          For federal income tax purposes, the Company uses an accelerated method of depreciation and generally uses the shortest life permitted for each class of assets.

Amortization of Nuclear Fuel

          The cost of the Nine Mile 2 Plant nuclear fuel assemblies and components is amortized to operating expense based on the quantity of heat produced for the generation of electric energy. Niagara Mohawk Power Corporation ("Niagara Mohawk"), on behalf of the Nine Mile 2 Plant cotenants, has entered into an agreement with the U.S. Department of Energy ("DOE") for the ultimate disposal and storage of spent nuclear fuel. The cotenants are assessed a fee for such disposal based upon the kilowatthours generated by the Nine Mile 2 Plant. These costs are charged to operating expense and recovered from customers through base rates or through the electric fuel cost adjustment clause described herein. The Company cannot now determine whether such arrangements with the DOE will ultimately provide for the satisfactory permanent disposal of such waste products.

Cash and Cash Equivalents

          For purposes of the Consolidated Statement of Cash
Flows, the Company considers temporary cash investments with a maturity when purchased of three months or less to be cash equivalents.

Federal Income Tax

          The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Federal income taxes are allocated to operating expenses and other income and deductions in the Consolidated Statement of Income. Federal income taxes are deferred under the liability method in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are provided for all differences between financial statement and tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that income taxes will be recoverable or refundable through future revenues.

Use of Estimates

          Preparation of the financial statements in accordance with generally accepted accounting principles includes the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimates.

New Accounting Standards and Other FASB Projects

          Segment Disclosures: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In compliance with the requirements of this

Statement, the Company expects to adopt SFAS 131 in 1998.  The
Company does not expect that the adoption of SFAS 131 will have a significant impact on the reporting requirements of the Company.

          Plant Decommissioning: The FASB is considering when a liability for plant decommissioning or other long-lived asset retirement should be recognized, how any such liability should be measured, and whether a corresponding asset is created. In an exposure draft issued February 1996, FASB tentatively concluded that a liability should be recognized for legal or unavoidable constructive obligations for closure and removal of facilities, such as the Nine Mile 2 Plant, as the obligation is incurred.
The liability recognized for those closure and removal obligations shall reflect the present value of estimated future cash outflows currently expected to be required to satisfy those obligations. Initial recognition of a liability for closure and removal obligations increases the cost of the related asset because incurrence of the obligation is integral to or a prerequisite for operating the asset. Further, any securities or other assets dedicated to future settlement of closure and removal obligations cannot be offset to those liabilities for financial reporting purposes. The FASB is deliberating this issue and the resulting final pronouncement, which may be issued in 1998, could be different from that projected in the exposure draft. The Company does not believe that such changes, if required, would have a significant adverse effect on results of operations due to its current belief that decommissioning costs will continue to be recovered in rates. However, future developments in the utility industry, including the effects of deregulation and increasing competition, could change this conclusion.

NOTE 3 - NINE MILE 2 PLANT

General

          The Nine Mile 2 Plant is located in Oswego County, New York, and is operated by Niagara Mohawk. The Nine Mile 2 Plant is owned as tenants in common by the Company (9% interest), Niagara Mohawk (41% interest), New York State Electric & Gas Corporation ("NYSE&G")(18% interest), Long Island Lighting

Company ("LILCO") (18% interest), and Rochester Gas and Electric Corporation ("Rochester") (14% interest). The output of the Nine Mile 2 Plant, which has a rated net capability of 1,143 MW, is shared and the operating expenses of the Plant are allocated to the cotenants in the same proportions as the cotenants' respective ownership interests. The Company's share of direct operating expense for the Nine Mile 2 Plant is included in the appropriate expense classifications in the accompanying Consolidated Statement of Income.
          Under the Operating Agreement entered into by the cotenants, Niagara Mohawk acts as operator of the Nine Mile 2 Plant, and all five cotenants share certain policy, budget and managerial oversight functions. The Operating Agreement remains in effect subject to termination on six months notice.

Radioactive Waste

          Niagara Mohawk has contracted with the DOE for disposal of high-level radioactive waste ("spent fuel") from the Nine Mile 2 Plant. Despite a court order reaffirming the DOE's obligation to accept spent nuclear fuel by January 31, 1998, the DOE has forecasted the start of operations of its high-level radioactive waste repository to be no earlier than 2010. The Company has been advised by Niagara Mohawk that the Nine Mile 2 Plant spent fuel storage pool has a capacity for spent fuel that is adequate until 2012. If DOE schedule slippage should occur, facilities that extend the on-site storage capability for spent fuel at the Nine Mile 2 Plant beyond 2012 would need to be acquired.

Nuclear Plant Decommissioning Costs

          The Company's 9% share of costs to decommission the Nine Mile 2 Plant is estimated to be approximately $209.6 million ($77.7 million in 1997 dollars) and assumes that decommissioning will begin in the year 2028. This estimate is based upon a site-specific study completed in December 1995.
          In order to assist the Company in meeting this obligation, the Company makes annual contributions of $868,000 to a qualified external decommissioning trust fund. The total annual amount allowed in rates is $999,000, but the maximum annual tax deduction allowed is $868,000. Currently, the difference between the rate allowance ($999,000) and the amount contributed to the external qualified fund ($868,000) is recorded as an internal reserve ($131,000), and the funds are held by the Company.
          The qualified external decommissioning trust fund at December 31, 1997 and 1996 amounted to $11.0 million and $8.1 million, respectively, including net reinvested earnings to date of $4.3 million. The qualified external decommissioning trust fund is reflected in the Company's Consolidated Balance Sheet in "Investments and Other Assets-Other." At December 31, 1997, the external decommissioning trust fund investments carrying value approximated fair market value. The amount of accumulated decommissioning costs recovered through rates and the net earnings of the external decommissioning trust fund are reflected in accumulated depreciation in the Consolidated Balance Sheet and amount to $12.6 million and $9.6 million at December 31, 1997 and 1996, respectively.
          Reference is made to the subcaption "New Accounting Standards and Other FASB Projects - Plant Decommissioning" in
Note 2 hereof for details of the proposed changes in accounting for nuclear decommissioning costs.
          The Company believes that if decommissioning costs are greater than currently estimated, such revised costs would be recovered in rates. However, future developments in the utility industry, including the effects of deregulation and increasing competition, could change this conclusion.

NOTE 4 - FEDERAL INCOME TAX

Components of Federal Income Tax

          The following is a summary of the components of federal income tax as reported in the Consolidated Statement of Income:

                                  1997     1996      1995
                                         (In Thousands)
Charged to operating expense:
  Federal income tax..........  $19,004  $18,936    $19,245
  Deferred income tax.........   10,186   13,764      9,795
    Income tax charged to
      operating expense.......   29,190   32,700     29,040

Charged (credited) to other
 income and deductions:
  Federal income tax..........   (6,844)  (5,716)    (4,704)
  Deferred income tax.........    3,891    4,084      4,351
    Income tax charged
      (credited) to other
      income and deductions...   (2,953)  (1,632)      (353)

    Total federal income tax.. $ 26,237  $31,068    $28,687

Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Consolidated
Statement of Income:

                                 1997      1996      1995
                                      (In Thousands)
Net income.................... $55,086    $56,082   $52,722
Federal income tax............  12,160     13,220    14,541
Deferred income tax...........  14,077     17,848    14,146
  Income before taxes......... $81,323    $87,150   $81,409

Computed tax @ 35%
 statutory rate............... $28,463    $30,503   $28,493
Increase (decrease) to computed
 tax due to:
  Alternative minimum tax.....  (7,350)    (2,262)   (2,958)
  Tax depreciation............  (4,225)   (10,499)  (10,096)
  Pension expense.............  (2,855)    (2,424)   (1,738)
  Deferred storm costs........  (2,257)       -          -
  Deferred finance charges -
   Nine Mile 2 Plant..........  (1,699)    (1,699)   (1,701)
  Nine Mile 2 settlement costs   1,567      1,043       843
  Deferred gas costs..........   1,216     (1,703)    2,286
  Other.......................    (700)       261      (588)
Federal income tax............  12,160     13,220    14,541
Deferred income tax...........  14,077     17,848    14,146
  Total federal income tax.... $26,237    $31,068   $28,687

 Effective tax rate...........   32.3%      35.6%     35.2%

          The following is a summary of the components of deferred taxes at December 31, 1997 and 1996, as reported in the Consolidated Balance Sheet:
                                            1997      1996
                                            (In Thousands)
Accumulated Deferred Income
   Tax Assets:
     Future tax benefits on
       investment tax credit basis
       difference.................       $ 14,837  $ 15,318
     Alternative minimum tax......          1,048     8,398
     Unbilled revenues............          5,675     5,654
     Other........................         29,047    26,891
 Accumulated Deferred Income
   Tax Assets.....................       $ 50,607  $ 56,261

Accumulated Deferred Income
   Tax Liabilities:
     Tax depreciation.............       $181,314  $176,522
     Accumulated deferred investment
       tax credit.................         27,555    28,448
     Future revenues - recovery of
       plant basis differences....         17,475    20,321
     Other........................         29,656    28,296
 Accumulated Deferred Income
   Tax Liabilities................        256,000   253,587

 Net Accumulated Deferred Income
   Tax Liability..................       $205,393  $197,326

NOTE 5 - SHORT-TERM BORROWING ARRANGEMENTS

          The Company has in effect a revolving credit agreement with four commercial banks which allows it to borrow up to $50.0 million through October 23, 2001 ("Agreement"). The Agreement gives the Company the option of borrowing at either the higher of the prime rate or the sum of the federal funds rate plus 1/2%, or three other money market rates, if such rates are lower. Compensating balances are not required under the Agreement. In addition, the Company continues to maintain confirmed lines of credit totaling $1.5 million with two regional banks. There were no outstanding loans under the Agreement or the lines of credit at December 31, 1997 or 1996. In order to diversify its sources
                                86

of short-term financing, the Company has entered into short-term credit facilities agreements with several commercial banks.  The Company had no short-term debt outstanding at December 31, 1997.  At December 31, 1996, the Company had outstanding short-term debt of $15.6 million under such facilities with a weighted average interest rate of 5.94%.
          Authorization from the PSC limits the amount the Company may have outstanding, at any time, under all of its short-term borrowing arrangements to $52.0 million in the aggregate.
NOTE 6 - CAPITALIZATION - CAPITAL STOCK
Common Stock, $5 par value; 30,000,000 shares authorized:
                                               Reacquired
                                              Common Stock       Paid-In     Capital
                                           Shares      Amount    Capital      Stock
                                         Outstanding   ($000)    ($000)      ($000)
January 1, 1995.....................      17,238,464   $86,192  $277,205   $   -
 Issued under dividend
  reinvestment plan("DRP")(a).......         218,610     1,093     4,897       -
 Issued under customer stock
  purchase plan ("CSPP")(a).........          38,977       195       879       -
 Redemption of preferred
  stock.............................            -          -         (39)      -
December 31, 1995...................      17,496,051    87,480   282,942       -
 Issued under DRP(a)................          49,023       245     1,278       -
 Issued under CSPP(a)...............           9,913        50       245       -
December 31, 1996...................      17,554,987    87,775   284,465       -
 Repurchased under common
  stock repurchase plan.............       (275,200)       -         -       (9,398)
December 31, 1997...................      17,279,787   $87,775  $284,465   $ (9,398)
(a)  In May 1996, the Company converted its DRP and its CSPP from original issue to open market purchase of common shares.
                                            87
Cumulative Preferred Stock, $100 par value; 1,200,000 shares authorized:
                   Final     Redemption     Shares Outstanding
                 Redemption    Price            December 31,
          Series    Date      12/31/97       1997       1996
Not Subject to Mandatory
 Redemption:
          4 1/2%              $107.00       70,300      70,300
          4.75%                106.75       20,000      20,000
          4.35%                102.00       60,000      60,000
          4.96%                101.00       60,000      60,000
                                           210,300     210,300
Subject to Mandatory
 Redemption:
          6.20%   10/1/08 (a)              200,000     200,000
          6.80%   10/1/27 (a)              150,000     150,000
                                           350,000     350,000
                 Total                     560,300     560,300

(a)  Cannot be redeemed prior to October 1, 2003.

          The Company had no cumulative preferred stock redemptions or issuances during 1997; however on January 1, 1996, the Company optionally redeemed its 7.72% Series Cumulative Preferred Stock (par value $100 per share) at a redemption price of $101.00 per share. The $13.1 million redemption price paid and associated costs were funded through internal sources.
          Expenses incurred on issuance of capital stock are accumulated and reported as a reduction in common stock equity. These expenses are not being amortized, except that, as directed by the PSC, certain issuance and redemption costs and unamortized expenses associated with certain issues of preferred stock that were redeemed have been deferred and are being amortized over the remaining lives of the issues subject to mandatory redemptions.
          By Order, issued and effective December 4, 1996, the PSC authorized the issuance and sale of certain debt and equity securities of the Company.
          That Order authorizes the Company, through December 31, 1999, to: 1) issue and sell up to $40.0 million of new securities comprised of common stock and/or medium term notes, 2) acquire not more than 2.5 million shares of its issued and outstanding common stock of which the Company repurchased 275,200 shares during 1997, and 3) effective January 1, 1997, combine its
                                88



existing DRP, its CSPP and its Employee Stock Purchase Plan into a single plan called the Stock Purchase Plan. The Stock Purchase Plan became effective January 1, 1997, superseded such other plans and operates as an original issue or open market purchase plan.

NOTE 7 - CAPITALIZATION - LONG-TERM DEBT

  Details of long-term debt are shown below:
                                               December 31,
                                            1997       1996
                                             (In Thousands)
     Series      Maturity Date
First Mortgage Bonds
(Net of Sinking Fund Requirements):
 6.10% (a)       April 28, 2000           $10,000      $10,000
 7.70% (a)       June 12, 2000             25,000       25,000
 7.97% (a)       June 11, 2003              8,000        8,000
 7.97% (a)       June 13, 2003              8,000        8,000
 6.46% (a)       August 11, 2003           10,000       10,000
 6 1/4%(b)       June 1, 2007               4,325        4,415
 9 1/4%          May 1, 2021              70,000        70,000
 8.12% (a)       August 29, 2022           10,000       10,000
 8.14% (a)       August 29, 2022           10,000       10,000
 8.375%(b)       December 1, 2028          16,700       16,700
                                          172,025      172,115
Promissory Notes:
1984 Series A (7 3/8%)(c)    Oct. 1, 2014  16,700       16,700
1984 Series B (7 3/8%)(c)    Oct. 1, 2014  16,700       16,700
1985 Series A (Var. rate)(c) Nov. 1, 2020  36,250       36,250
1985 Series B (Var. rate)(c) Nov. 1, 2020  36,000       36,000
1987 Series A (Var. rate)(c) June 1, 2027  33,700       33,700
1987 Series B (Var. rate)(c) June 1, 2027   9,900        9,900
 5.38% (a)                   Jan. 15,1999  20,000       20,000
 7.85% (a)                   July 2, 2004  15,000       15,000
                                          184,250      184,250

Secured Notes Payable of Subsidiary         6,152        6,299
Unamortized Discount on Debt                 (598)        (624)
              Total long-term debt        $361,829    $362,040

(a)   Issued under the Company's Medium Term Note Program.
(b) First Mortgage Bonds issued in connection with the sale by the New York State Energy Research and Development Authority ("NYSERDA") of tax-exempt pollution control revenue bonds.
(c) Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.

First Mortgage Bonds

      The Company did not issue or redeem any first mortgage bonds during 1997; however, on May 1, 1996, the Company redeemed
$30 million of its 8 3/4% Series due 2001 at a redemption price of 102.07% of the principal amount.

Medium Term Notes

      By Order, issued and effective December 4, 1996, the PSC authorized the Company to issue and sell not later than December 31, 1999, a combination of new debt securities and/or common stock totaling not more than $40.0 million in the aggregate.

Amended Settlement Agreement

      Under the terms of the Amended Settlement Agreement described in Note 1 hereof, the Company may transfer up to $100 million from its regulated utility business to its unregulated businesses prior to the formation of a holding company. The Company may, pursuant to this authorization, issue up to $100 million new securities in 1998 or 1999. The type of securities or timing of issuance is uncertain.

NYSERDA

      The NYSERDA Pollution Control Revenue Bonds issued in
1985 (Series A and B) and 1987 (Series A and B) (collectively, the "1985 and 1987 NYSERDA Bonds") are variable rate obligations subject to weekly repricing and investor tender. The Company has the right, exercisable independently with respect to each series of the 1985 and 1987 NYSERDA Bonds, to convert those Bonds of each such series to a fixed rate for the remainder of their term.

In its rate orders, the PSC has authorized deferred accounting for the interest costs on the Company's 1985 and 1987 Series A and B Promissory Notes which were issued in connection with the sale of the 1985 and 1987 NYSERDA Bonds. The authorization provides for full recovery of the variance between that portion of the actual interest costs supporting utility operations and the interest costs allowed in rates. The percent of interest costs supporting utility operations represents approximately 95% of the total costs. The deferred balances under such accounting were $3.8 million and $2.4 million at December 31, 1997 and 1996, respectively, and were included in "Regulatory Assets" in the Company's Consolidated Balance Sheet. Such deferred balances are to be addressed in future rate cases. By Order, issued and effective December 4, 1996, the PSC authorized the Company to issue up to $132.55 million of tax-exempt NYSERDA Pollution Control Revenue Bonds for refunding purposes or for the purpose of refinancing, if economical, a like amount of such bonds presently outstanding.

Letters of Credit

      The Company has in place irrevocable letters of credit which support certain payments required to be made on the 1985 and 1987 NYSERDA Bonds. Such letters of credit expire in 1999 and 2000. The Company anticipates being able to extend such letters of credit if the interest rate on the related series of such Bonds is not converted to a fixed interest rate. If the Company were unable to extend the letter of credit that is related to a particular series of such Bonds, that series would have to be redeemed unless a fixed rate of interest became effective. Payments made under the letters of credit in connection with purchases of tendered 1985 and 1987 NYSERDA Bonds are repaid with the proceeds from the remarketing of such Bonds. To the extent the proceeds are not sufficient, the Company would be required to reimburse the bank that issued the letter of credit for the amount of any resulting draw under that letter prior to its expiration date.

Interest Rate Cap

      By Order, issued and effective December 4, 1996, the PSC authorized the Company to employ interest rate caps, collars and floors to manage interest rate risk associated with its variable rate 1985 and 1987 NYSERDA Bonds and to recognize the associated costs as interest expense for rate making purposes. The Company entered into an interest rate cap agreement with a bank to manage exposure to upward changes in interest rates on the 1985 and 1987 NYSERDA Bonds. Under this agreement, in the event a nationally recognized tax-exempt bond interest rate index exceeds 8%, the Company will receive a payment from such bank equal to the amount by which the actual interest costs on such Bonds exceeds 8% per annum. This agreement has the effect of limiting the interest rate the Company must pay on such Bonds (on a $115.9 million notional amount) to the lesser of their actual rate or 8% per annum. In the event such bank failed to make any required payment under such interest rate cap agreement, the Company's exposure would be limited to a maximum interest rate of 15% per annum under the terms of such Bonds. The interest rate cap agreement currently in effect expires on April 19, 1998. The Company intends to enter into a new agreement prior to such expiration date to provide similar risk management benefits for the remainder of 1998 and possibly beyond.

Debt Expense

      Expenses incurred on debt issues and any discount or premium on debt are deferred and amortized over the lives of the related issues. Expenses incurred on debt redemptions prior to maturity have been deferred and are generally being amortized over the shorter of the remaining lives of the related extinguished issues or the new issues as directed by the PSC.

Debt Covenants

      Certain debt agreements require the maintenance by the Company of certain financial ratios and contain other restrictive covenants.

Mortgage Indenture Covenant

      Article XXI of the Company's First Mortgage Bond
Indenture requires that the Company deposit, annually with the Indenture Trustee cash in an amount equal to the difference between annual capital additions and depreciation charges, if such charges exceed capital additions, to the extent that such difference is not offset by credits from prior years. Though no cash deposit was required in 1997 or 1996, the Company anticipates that a deposit of cash of up to $4.0 million will be made pursuant to such Article by March 31, 1998. Such deposit may be withdrawn at a subsequent date to fund redemptions of outstanding mortgage bonds.


NOTE 8 - POSTEMPLOYMENT BENEFITS

Retirement Income Plan

          The Company has a non-contributory retirement income plan ("Retirement Plan") covering substantially all of its employees. The Retirement Plan provides pension benefits that are based on the employee's compensation and years of service.
It has been the Company's practice to provide periodic updates to the benefit formula stated in the Retirement Plan.
          The Company's funding policy is to make annual contributions equal to the amount of net periodic pension cost, but not in excess of the maximum allowable tax-deductible contribution under the federal income tax law nor less than the minimum requirement under the Employee Retirement Income Security Act of 1974.
          The return on plan assets has resulted in net periodic pension income of which 25% was allocated to capital projects in both 1997 and 1996 and 27% in 1995. This allocation follows the payroll distribution.

          Net periodic pension income for 1997, 1996 and 1995 include the following components:
                                      1997      1996      1995
                                           (In Thousands)
Service cost - benefits earned
 during the period...........      $  4,479  $  4,556  $  3,877
Interest cost on projected
 benefit obligation..........        15,316    14,594    14,449
Actual return on Retirement
 Plan assets.................       (60,760)  (30,772)  (38,849)
Net amortization and deferral        28,101     1,872     9,896
   Net periodic pension
    (income) ................      $(12,864) $ (9,750) $(10,627)

          The following table sets forth the Retirement Plan's
funded status at October 1, 1997 and 1996 and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1997
and 1996:
                                         1997       1996
                                          (In Thousands)
Actuarial present value of benefit
 obligations:
 Vested................................           $192,410  $173,424
 Nonvested.............................     3,455    3,207
       Total                           $195,865   $176,631
Projected benefit obligation ("PBO")for
 service rendered to date..............           $222,250  $199,416
Retirement Plan assets at market value.            316,852   268,615
Excess of Retirement Plan assets over
 PBO...................................             94,602    69,199
Unrecognized net gain..................            (74,326)  (58,464)
Unrecognized prior service cost........              5,960     3,273
Unrecognized net asset*................             (2,700)    3,336)
Prefunded Pension Cost.................           $ 23,536  $ 10,672
* Being amortized over 15 years.

Assumptions used to determine actuarial
 valuations:
 Discount rate used to determine PBO...              7.25%    7.75%
 Rate of compensation increase used to
  determine PBO........................              4.50%    4.50%
 Long-term rate of return on plan assets
  for net pension benefit..............              9.25%    9.75%

                                94
          Retirement Plan assets consist primarily of equities, real estate and fixed income securities. The Retirement Plan is deemed to be fully funded for federal income tax purposes, therefore, the Company did not make any contributions to the Retirement Plan during 1997 or 1996.
          The 1997 and 1996 accounting for pension benefits reflects adoption of PSC-prescribed provisions which, among other things, requires ten-year amortization of actuarial gains and losses and deferral of differences between actual costs and rate allowances.

Other Postretirement Benefits

          The Company provides certain health care and life insurance benefits for retired employees through its postretirement benefit plan ("Benefit Plan"). Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company.
These and similar benefits for active employees are provided through insurance companies whose premiums are based on the benefits paid during the year. In order to recover a portion of the costs of these benefits, the Company requires employees who retired on or after October 1, 1994, to contribute toward the cost of such benefits.
          The Company is fully recovering its net periodic postretirement costs in accordance with PSC guidelines. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by the actuary under SFAS 106, "Employers Accounting for Postretirement Benefits Other Than
Pensions," are deferred as either a regulatory asset or liability, as appropriate.











                                95


          Net periodic postretirement benefit cost for 1997, 1996 and 1995 includes the following components:

                                       1997     1996      1995
                                            (In Thousands)
  Service cost - benefits
   attributed to the period.......    $1,745   $ 1,875  $ 1,384
  Interest cost on accumulated
   postretirement benefit
   obligation.....................     5,264     5,149    4,613
  Actual return on Benefit Plan
   assets.........................    (1,886)   (1,335)    (875)
  Amortization of Transition
   Obligation*....................     3,114     3,114    3,114
  Net amortization and deferral...    (1,514)     (784)  (1,837)
  Net periodic postretirement
   benefit cost...................    $6,723    $8,019  $ 6,399

          *The Company is amortizing the unfunded accumulated postretirement benefit obligation ("Transition Obligation") at January 1, 1993 over a 20-year period.

          The Company has established a qualified funding vehicle for such retirement benefits for collective bargaining employees and a similar vehicle for management employees in the form of qualified Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to the VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code and other regulations. Contributions to the VEBA trusts are made to fund employees' postretirement health care and life insurance benefits, as well as benefits as they are paid to retirees. The VEBA trusts consists primarily of equities and fixed income securities.









                                96


          The Benefit Plan's funded status reconciled with the Company's Consolidated Balance Sheet is as follows:

                                            December 31,
                                       1997            1996
                                          (In Thousands)
  Accumulated postretirement
   benefit obligation ("APBO"):
    Retirees...................... $ (36,991)         $(33,427)
    Fully eligible employees......    (4,391)           (4,632)
    Other employees...............   (37,571)          (33,422)
                                     (78,953)          (71,481)
  Benefit Plan assets at fair
   value..........................    45,109            31,402

  Excess of APBO over Benefit Plan
   assets.........................   (33,844)          (40,079)
  Unrecognized net gain...........   (14,716)          (11,419)
  Unrecognized prior service cost.       (139)            (149)
  Unrecognized Transition
   Obligation.....................    46,693            49,807

  Postretirement benefit liability   $ (2,006)        $ (1,840)

  Assumptions used to determine
   actuarial valuations:
   Discount rate used to determine
    APBO..........................       7.25%           7.75%
   Rate of compensation increase
    for applicable life insurance
    plans.........................       4.50%           4.50%
   Long-term rate of return on plan
    assets for periodic post
    retirement benefit costs......       6.80%           6.60%

          The assumed health care cost trend is 11% in the early years and trends down to an ultimate rate of 5.5% by the year 2010. A 1% increase in health care cost trend rate assumptions would produce an increase in the accumulated postretirements benefit obligation at December 31, 1997 and 1996 of $10.3 and $9.4 million, respectively, and an increase in the aggregate service and interest cost components of the net periodic postretirement benefit cost of $1 million for both 1997 and 1996, respectively.
                                97


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

          The Price-Anderson Act is a federal law which limits the public liability which can be imposed with respect to a nuclear incident at a licensed nuclear electric generating facility. Such Act also provides for assessment of owners of all licensed nuclear units in the United States for losses in excess of certain limits in the event of a nuclear incident at any such licensed unit. Under the provisions of the Price-Anderson Act, the Company's potential assessment (based on its 9% ownership interest in the Nine Mile 2 Plant and assuming that the other Nine Mile 2 Plant cotenants were to contribute their proportionate shares of the potential assessments) would be $6.8 million (subject to adjustment for inflation) and the Company could be assessed $339,800 (subject to adjustment for inflation) as an additional surcharge, but would be limited to a maximum assessment of $900,000 in any year with respect to any nuclear incident. The public liability insurance coverage of $200 million required under the Price-Anderson Act for the Nine Mile 2 Plant is provided through Niagara Mohawk.
            The Company also carries insurance to cover the additional costs of replacement power (under a Business Interruption and/or Extra Expense Insurance Policy) incurred by the Company in the event of a prolonged accidental outage of the Nine Mile 2 Plant. This insurance arrangement provides for payments of up to $342,000 per week if the Nine Mile 2 Plant experiences a continuous accidental outage which extends beyond 21 weeks. Such payments will continue for 52 weeks after expiration of the 21-week deductible period, and thereafter the insurer shall pay 80% of the weekly indemnity for a second and third 52-week period. Subject to certain limitations, the Company may request prepayment, in a lump sum amount, of the insurance payments which would otherwise be paid to it with respect to said third 52-week period, calculated on a net present value basis.
          The Company is insured as to its respective interest in the Nine Mile 2 Plant under property damage insurance provided through Niagara Mohawk. The insurance coverage provides $500 million of primary property damage coverage for both Units of the

Nine Mile Point Nuclear Station and $2.25 billion of excess property damage coverage solely for Unit 2 of that station. Such insurance covers decontamination costs, debris removal and repair and/or replacement of property.
          The Company intends to maintain, or cause to be maintained, insurance against such risks at the Nine Mile 2 Plant, provided such coverage can be obtained at an acceptable cost.

Environmental Matters

        General: On an ongoing basis, the Company assesses environmental issues which could impact the Company and its ratepayers.

        Clean Water Act Compliance: In 1992 the Company filed renewal applications for the State Pollution Discharge Elimination System ("SPDES") permits for its Roseton and Danskammer Plants. Such permits are required to operate the Plants' cooling water systems and wastewater treatment systems. The Company is a party to an active proceeding before the New York State Department of Environmental Conservation ("NYSDEC") related to the processing of the application for the Roseton Plant. At this stage of the proceeding, the Company can make no determination as to the outcome of the proceeding or the impact, if any, on the Company's financial position.

        Clean Air Act Amendments: The Clean Air Act Amendments of 1990 ("CAA Amendments") added several new programs which address attainment and maintenance of national ambient air quality standards. These include control of emissions from fossil-fueled electric power plants that affect "acid rain" and ozone. At December 31, 1997, the Company believes it was in full compliance with regulations promulgated to date under the CAA Amendments. Ongoing federal and state clean air initiatives may require the Company to reduce its emissions in the future.
          The Company's emissions of nitrogen oxides ("NOx") were subject to additional controls effective May 31, 1995 under Title I of the CAA Amendments. The Company has installed appropriate controls in compliance with this requirement. The Northeast Ozone Transport Commission, of which New York State is a member, has agreed that additional reductions of NOx emissions will be required in 1999 and, possibly, in the year 2003. Because regulations have not yet been promulgated by New York State to implement this agreement, the specific reductions required at the Company's facilities have not been determined.
          In July 1997, the Environmental Protection Agency ("EPA") promulgated revisions to the National Ambient Air Quality Standards for ozone and particulates. These regulations may result in the need for additional reductions of sulfur dioxide and NOx emissions, depending on the results of ongoing ambient air monitoring programs. Should monitoring determine that counties in the vicinity of the Company's electric generating stations exceed the new standards, emissions reductions could be required. However, ambient air monitoring for particulates will not be completed until 2002, at which time the EPA also intends to complete a reassessment of health risks associated with particulate emissions. Similarly, additional controls of NOx emissions that are associated with ozone formation are unlikely
until 2003.   At that time the EPA will have completed its review
of plans for meeting the new ozone standards that are to be submitted by the states.
          While it is not presently possible to determine the additional emissions reductions, if any, required at the Company's facilities, the Company expects that it will have adequate financial resources to comply with the CAA Amendments requirements.

Former Manufactured Gas Plant Facilities

        In May 1995, the City of Newburgh, New York ("City") filed suit against the Company in the United States District Court for the Southern District of New York ("District Court"). The City alleges that the Company has released certain allegedly hazardous substances without a permit from the site of the Company's former coal gasification plant ("Central Hudson Site") in Newburgh, New York into the ground at the Central Hudson Site and into adjacent and nearby property of the City, in violation of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") and the federal Emergency Planning and

Community Right to Know Act ("EPCRA"). The City also alleges a number of nuisance, trespass, damage and indemnification claims pursuant to New York State law.
          The City seeks injunctive relief against such alleged disposal, storage or release of hazardous substances at the Central Hudson Site, remediation and abatement of the conditions alleged to lead to endangerment of the City's property, payment of restitution of clean-up costs and monetary damages of at least $70 million, assessment of certain civil penalties under RCRA, CERCLA and EPCRA, and recovery of the City's costs and attorneys' fees in such action. The Company and the City continue to investigate this matter. A tentative schedule of proceeding has been applied by the District Court.
          The Company and the NYSDEC have entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for the Central Hudson Site, the City's adjacent and nearby property and the adjoining areas of the Hudson River. Remedial investigations were completed in September 1997. A draft report on the investigations was provided to the NYSDEC for its review and comment on October 31, 1997. The investigations revealed the presence of contaminants in the soil in portions of the study area. In the majority of the study area contaminants were found deep within the ground and are not a threat to the public. Contaminated ground water is associated with the contaminated soil but it is not used as a drinking water supply. Impacted sediments were also present within the Hudson River adjacent to the City's property which is the location of its sewage treatment plant. There are several possible sources of the contaminants due to the long industrial history and current uses of the area.
          Following NYSDEC's approval of the report and its determination whether or not the contaminants found in the investigation may pose a significant threat to human health or the environment, a risk assessment will be completed by the Company, if required. Remedial alternatives addressing any unacceptable risks identified in the risk assessment will be evaluated. It is currently anticipated that the risk assessment and remedial alternatives report will be completed in 1998.
          At this time, the Company can make no prediction as to the outcome of this litigation, nor can it make reasonable estimates of the cost of the activities required under the Order on Consent. However, the Company has put its insurance carriers on notice and intends to pursue reimbursement from them. The Company cannot predict the extent of reimbursement that will be available from its carriers at this time.
          By letter dated June 3, 1997, the Company received authorization from the PSC to defer costs related to this matter, including legal defense costs, but excluding the Company's labor, related to environmental site investigation and remediation actions. The Company has deferred costs expended to date that it expects to be recovered in future rates. The cumulative deferred costs for 1997 amounted to $2.2 million and were included in "Deferred Charges-Regulatory Assets" in the Company's Consolidated Balance Sheet.

Asbestos Litigation

          Since 1987, the Company, along with many other parties, has been joined as a defendant or third-party defendant in 1,212 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at Company facilities.
          As of December 31, 1997, of the 1,212 cases that had been brought against the Company, 596 remained pending against the Company. The 616 cases that were no longer pending against the Company as of December 31, 1997 were resolved as follows: (i) the Company negotiated voluntary dismissals in 372 cases and won summary judgement dismissals in 10 cases; (ii) 116 third-party claims were extinguished with respect to the Company when the third party plaintiff, Owens Corning Fiberglass settled the cases with the plaintiffs; and (iii) the Company settled 118 cases.
The Company is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Company at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Company believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Company's financial position or results of operations.
          The Company is insured under successive comprehensive general liability policies issued by a number of insurers, has put such insurers on notice of the asbestos lawsuits and has demanded reimbursement for its defense costs and liability.

Purchased Power Commitments

          Under federal and New York State laws and regulations, the Company is required to purchase the electrical output of unregulated cogeneration facilities ("IPPs") which meet certain criteria for Qualifying Facilities, as such term is defined in the appropriate legislation. Purchases are made under long-term contracts which require payment at rates higher than what can be purchased on the wholesale market. These costs are currently fully recoverable through the Company's electric fuel adjustment clause. However, the PSC has indicated to the Company that it may not allow full recovery of one such IPP contract. At December 31, 1997, the Company has accrued a liability for its estimate of future payments under this IPP contract which will not be recovered through rates. IPPs with which the Company has contracts represent 4.6% of the Company's energy purchases in 1997.

Other Matters

          The Company is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a material adverse effect on the Company's financial position or results of operations.
          Included in such proceedings are lawsuits against the Company arising from a November 1992 explosion in a dwelling in Catskill, New York. These lawsuits include: one alleging personal injuries, the death of an occupant, and property damage and recovery of an unspecified amount of compensatory and punitive damages; and one alleging personal injuries and property damage and compensatory and punitive damages in the sum of $4.0 million.

          In addition to the above, on February 12, 1994, a fire and an explosion destroyed a residence in the Village of Wappingers Falls, New York, in the Company's service territory.
A short time later, a second explosion and fire destroyed a nearby commercial facility. Lawsuits have been commenced against the Company arising out of the Wappingers Falls incident
including:   one alleging property damage and seeking recovery of
$250,000 in compensatory damages and one alleging personal injuries and property damage and seeking an unspecified amount of damages against the Company.
          The Company is investigating the above claims and presently has insufficient information on which to predict their outcome. The Company believes that it has adequate insurance to cover any compensatory damages that might be awarded. The Company's insurance, however, does not extend to punitive damages which, if awarded, could have a material adverse effect on the Company's financial position.

NOTE 10 - DEPARTMENTAL INFORMATION

          The Company is engaged in the electric and natural gas utility businesses and serves the Mid-Hudson Valley region of New York State. Total revenues and operating income before income taxes (expressed as percentages), derived from electric and gas operations for each of the last three years, were as follows:

                Percent of          Percent of Operating
              Total Revenues Income Before Income Taxes

            Electric      Gas        Electric     Gas
1997.......    80%        20%           85%       15%
1996.......    81%        19%           88%       12%
1995.......    80%        20%           90%       10%

          For the year ended December 31, 1997, the Company served an average of 266,471 electric and 61,402 gas customers. Of the Company's total electric revenues during that period, approximately 43% was derived from residential customers, 31% from commercial customers, 17% from industrial customers and 9% from other utilities and miscellaneous sources. Of the Company's total gas revenues during that period, approximately 43% was derived from residential customers, 32% from commercial customers, 5% from industrial customers, 15% from interruptible customers and 5% from miscellaneous sources (including revenues from transportation of customer-owned gas).
          The Company's largest customer is International Business Machines Corporation ("IBM"), which accounted for approximately 9% of the Company's total electric revenues and approximately 1% of its total gas revenues for the year ended December 31, 1997.
          Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with practice established for regulatory purposes.

                                              Electric
                                     1997       1996      1995
                                           (In Thousands)
Operating Revenues................ $416,429  $418,761  $409,445
Operating Expenses:
 Fuel and purchased electricity...  121,981   114,397   113,263
 Depreciation and amortization....   39,480    38,401    37,503
 Other, excluding income tax......  170,338   170,498   168,313
    Total.........................  331,799   323,296   319,079

Operating Income before Income Tax   84,630    95,465    90,366
Federal income tax, including
 deferred income tax - net........   24,622    28,592    26,632
Operating Income.................. $ 60,008  $ 66,873  $ 63,734

Construction Expenditures......... $ 36,686  $ 43,359  $ 41,195

Identifiable Assets at December 31*
 Net utility plant................ $771,110  $784,582  $784,345
 Construction work in progress....   43,173    39,346    38,978
   Total utility plant............  814,283   823,928   823,323
 Materials and supplies...........   18,695    22,668    23,167
   Total.......................... $832,978  $846,596  $846,490

                                                 Gas
                                     1997      1996      1995
                                           (In Thousands)
Operating Revenues................ $103,848 $ 95,210   $102,770
Operating Expenses:
 Purchased natural gas............   61,514    50,636    62,339
 Depreciation and amortization....    4,384     4,179     3,964
 Other, excluding income tax......   23,334    27,331    26,899
    Total.........................   89,232    82,146    93,202

Operating Income before Income Tax   14,616    13,064     9,568
Federal income tax, including
 deferred income tax - net........    4,568     4,108     2,408
Operating Income.................. $ 10,048  $  8,956  $  7,160

Construction Expenditures......... $  7,183  $  6,501  $  9,074

Identifiable Assets at December 31*
 Net utility plant................ $109,268  $106,348  $103,979
 Construction work in progress....    9,240     9,353     9,792
   Total utility plant............  118,508   115,701   113,771
 Materials and supplies...........    5,405     5,427     4,423
   Total.......................... $123,913  $121,128  $118,194


 *Identifiable assets not included herein are considered to be corporate assets and have not been allocated between the electric and gas segments.

NOTE 11 - FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and Temporary Cash Investments: The carrying amount approximates fair value because of the short maturity of those instruments.

          Cumulative Preferred Stock Subject to Mandatory
Redemption: The fair value is estimated based on the quoted market price of similar instruments.

          Long-Term Debt: The fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and quality.

          Notes Payable: The carrying amount approximates fair value because of the short maturity of those instruments.

          The estimated fair values of the Company's financial instruments are as follows:

                                     December 31, 1997
                                  Carrying        Fair
                                   Amount         Value
                                       (In Thousands)
Cumulative preferred stock subject
  to mandatory redemption.............          $ (35,000)   $ (39,100)
Long-term debt (including
  current maturities).................           (363,146)    (382,837)

                                     December 31, 1996
                                  Carrying        Fair
                                   Amount         Value
Cumulative preferred stock subject
  to mandatory redemption.............          $ (35,000)   $ (33,950)
Long-term debt (including
  current maturities).................           (363,402)    (380,875)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
          Selected financial data for each quarterly period within 1997 and 1996 are presented below:
                                                                   Earnings Per
                                                        Income        Average
                                                      Available       Share of
                                                          for          Common
                         Operating      Operating       Common         Stock
                         Revenues        Income          Stock      Outstanding
                                      (In Thousands)                 (Dollars)
Quarter Ended:
       1997
  March 31............   $151,875        $25,802       $20,677        $1.18
  June 30.............    118,604         14,842         9,656          .55
  September 30........    123,507         17,911        12,560          .72
  December 31.........    126,291         11,501         8,963          .52


       1996
  March 31............   $153,846        $27,092       $21,014        $1.20
  June 30.............    116,994         16,366        10,195          .58
  September 30........    117,684         18,000        12,857          .73
  December 31.........    125,447         14,371         8,407          .48


SCHEDULE II  - Reserves
                                                Additions
                                                                                                                Payments  Balance
                              Balance at  Charged to     Charged to   Charged     at End
                              Beginning   Cost and         Other         to         of
Description                   of Period   Expenses       Accounts     Reserves    Period
YEAR ENDED DECEMBER 31, 1997

Operating Reserves........    $4,755,264  $2,142,391    $  334,700  $  650,741  $6,581,614
Reserve for Uncollectible
 Accounts.................    $3,200,000  $3,493,405    $    -      $3,893,405  $2,800,000

YEAR ENDED DECEMBER 31, 1996

Operating Reserves........    $6,024,101  $2,665,136    $  195,608  $4,129,581  $4,755,264
Reserve for Uncollectible
 Accounts.................    $2,500,000  $4,335,676    $    -      $3,635,676  $3,200,000

YEAR ENDED DECEMBER 31, 1995

Operating Reserves........    $5,663,407  $3,044,329    $1,091,388  $3,775,023  $6,024,101
Reserve for Uncollectible
 Accounts.................    $2,000,000  $3,220,608    $    -      $2,720,608  $2,500,000


     ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

     ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The information with respect to the Directors of the Company required hereunder is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement, to be dated March 2, 1998, and to be used in connection with its Annual Meeting of Shareholders to be held on April 7, 1998, which proxy statement will be submitted to the Securities and Exchange Commission pursuant to that Commission's Regulation S-T.

          The information with respect to the executive officers of the Company required hereunder is incorporated by reference to
Item 1 herein, under the caption "Executive Officers of the Company."

     ITEM 11 - EXECUTIVE COMPENSATION

          The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement, to be dated March 2, 1998, and to be used in connection with its Annual Meeting of Shareholders to be held on April 7, 1998.

     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

          The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement, to be dated March 2, 1998, and to be used in connection with its Annual Meeting of Shareholders to be held on April 7, 1998.

     ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There were no relationships or transactions of the type required to be described by this Item.

                             PART IV

     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
               REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1. and 2. All Financial Statements and Financial Statement
     Schedules filed as part of this Report are included in Item
     8 of this Form 10-K and reference is made thereto.

     3. Exhibits

     Incorporated herein by reference to the Exhibit Index for this Report. Such Exhibits include the following management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 14(c) hereof:

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

     Executive Deferred Compensation Plan of the Company, effective March 1, 1992, together with Amendment thereto dated December 17, 1993. (Exhibits (10)(iii)8 and 15)

     Retirement Benefit Restoration Plan of the Company, effective May 1, 1993, together with Amendment thereto dated
     July 23, 1993.  (Exhibits (10)(iii)10 and 11)

     Executive Incentive Compensation Plan of the Company, effective January 1, 1993, together with Amendment thereto dated April 4, 1995. (Exhibits (10)(iii)17 and 21)

     Stock Plan for Outside Directors of the Company, dated
     November 17, 1995.  (Exhibit (10)(iii)22)

     Management Incentive Program of the Company, effective April
     1, 1994, together with Amendment thereto dated July 25,
     1997.  (Exhibits (10)(iii)23 and 24)

(b)  Reports on Form 8-K

     During the last quarter of the period covered by this Report and including the period to the date hereof, the following
     Reports on Form 8-K were filed by the Company:

     (1) Report dated November 17, 1997 relating to the Company's former manufactured gas plant facilities described under the caption "Environmental Claims - Newburgh Manufactured Gas Site" in Item 3 of Part I of the Annual Report on Form 10-K for the fiscal year ending December 31, 1997, which in turn relates to the litigation filed against the Company by the City of Newburgh, New York, on May 26, 1995, in the United States District Court, Southern District of New York. Pursuant to the October 1995 Order on Consent entered into between the Company and the NYSDEC, as referred to in said Item 3, the Company filed, on October 31, 1997, a Remedial Investigation report with the NYSDEC for the investigation and remediation program being conducted on the Company's former coal gasification plant site and the City of Newburgh's adjacent and nearby property. On October 31, 1997, the Company issued a related press release which was filed as Exhibit 99 and incorporated by reference to said Form 8-K.

     (2) Report dated January 7, 1998 regarding the Company's execution of an Amended and Restated Settlement Agreement, dated January 2, 1998 with various parties, related to the Competitive Opportunities Proceeding described in Note 1.

(c)  Exhibits Required by Item 601 of Regulation S-K

     Incorporated herein by reference to subpart (a)-3 of Item
     14, above.

(d) Financial Statement Schedule required by Regulation S-X which is excluded from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997

     Not applicable, see Item 8 hereof.


                            SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION


                     By (SGD.) JOHN E. MACK, III
                          (John E. Mack, III,
                          Chairman of the Board
                          and Chief Executive Officer)

Dated:  February 10, 1998

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated:

    Signature                   Title            Date
(a) Principal Executive
    Officer or Officers:



(SGD.) JOHN E. MACK, III
(John E. Mack, III)           Chairman of
                              the Board and
                              Chief Executive
                              Officer          February 10, 1998

(b) Principal Accounting
    Officer:


(SGD.) DONNA S. DOYLE
(Donna S. Doyle)              Controller       February 10, 1998

(c) Principal Financial
    Officer:


(SGD.) STEVEN V. LANT
(Steven V. Lant)              Treasurer and
                              Assistant Secretary

                                               February 10, 1998

(d) A majority of Directors:

L. Wallace Cross*, Jack Effron*,
Heinz K. Fridrich*, Edward F.X.
Gallagher*, Paul J. Ganci*,
Charles LaForge*, John E. Mack, III*
and Edward P. Swyer*, Directors



By  (SGD.) JOHN E. MACK, III
          (John E. Mack, III)                February 10, 1998




________________
*John E. Mack, III, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission as Exhibit 24 hereof.
