Form 10-Q
period 1998-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1998-05-06
CIK 18647

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................March 31, 1998
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 17,143,487 shares outstanding as of March 31, 1998.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION

          FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                              INDEX





       PART I - FINANCIAL INFORMATION                     PAGE

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended March 31, 1998 and 1997       1-2
         Consolidated Balance Sheet - March 31, 1998
          and December 31, 1997                            3-5

         Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1998 and 1997       6-8

         Notes to Consolidated Financial Statements         9

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       13


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                 20

Item 4 - Submission of Matters to a Vote of
          Security Holders                                 21

Item 6 - Exhibits and Reports on Form 8-K                  22

Signatures                                                 24

                  PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
                                        For the 3 Months Ended
                                                 March 31,
                                            1998         1997
                                          (Thousands of Dollars)
Operating Revenues
 Electric.............................. $  101,312    $ 104,919
 Gas...................................     35,490       42,529
  Total - own territory................    136,802      147,448
 Electric sales to other utilities.....      6,854        4,361
 Gas sales to other utilities..........        226           66
          Total Operating Revenues.....    143,882      151,875
Operating Expenses
 Operation:
  Fuel used in electric generation.....     20,233       14,932
  Purchased electricity................     11,364       14,958
  Purchased natural gas................     19,147       25,367
  Other expenses of operation..........     24,297       24,254
 Maintenance...........................      5,543        5,795
 Depreciation and amortization.........     11,248       10,905
 Taxes, other than income tax..........     17,208       17,699
 Federal income tax....................     10,839       12,163
          Total Operating Expenses.....    119,879      126,073

Operating Income.......................     24,003       25,802

Other Income
 Allowance for equity funds
  used during construction.............        106          100
 Federal income tax....................        280          190
 Other - net...........................      1,405        1,866
          Total Other Income ..........      1,791        2,156

Income Before Interest Charges.........     25,794       27,958

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
                                        For the 3 Months Ended
                                                March 31,
                                           1998         1997
                                  (Thousands, Except for Per Share Amounts)

Interest Charges
 Interest on mortgage bonds............       3,559       3,559
 Interest on other long-term debt......       2,082       2,082
 Interest on short-term debt...........        -             93
 Other interest........................         889         576
 Allowance for borrowed funds
  used during construction.............        (129)        (63)
 Amortization of expense on debt.......         226         226

          Total Interest Charges.......       6,627       6,473

Net Income.............................      19,167      21,485

Dividends Declared on Cumulative
 Preferred Stock.......................         807         807
Income Available for Common Stock......      18,360      20,678
Dividends Declared on
 Common Stock..........................       9,161       9,275

Balance Retained in the Business.......  $    9,199   $  11,403



Common Stock:
 Average Shares Outstanding (000s).....      17,232      17,534

 Earnings Per Share....................       $1.06       $1.18

 Dividends Declared....................       $.535       $ .53


         See Notes to Consolidated Financial Statements.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                                    March 31,     December 31,
                                       1998          1997
                                    (Unaudited)     (Audited)
                                      (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................    $1,196,598    $1,193,735
 Gas............................       151,808       151,222
 Common.........................        92,525        91,522
 Nuclear fuel...................        38,233        37,262
                                     1,479,164     1,473,741
 Less: Accumulated depreciation.       572,029       560,304
       Nuclear fuel amortization        33,684        33,059
                                       873,451       880,378
 Construction work in progress..        55,193        52,413
   Net Utility Plant............       928,644       932,791
Investments and Other Assets
 Prefunded Pension Costs........        27,707        23,536
 Other..........................        16,025        14,958
   Total Investments and
    Other Assets................        43,732        38,494
Current Assets
 Cash and cash equivalents......        20,059         9,054
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............        51,697        49,643
 Accrued unbilled utility
  revenues......................        13,658        16,229
 Other receivables..............         2,213         2,073
 Fuel, materials and supplies,
  at average cost...............        22,006        24,100
 Special deposits and
  prepayments...................        19,069        14,210
   Total Current Assets.........       128,702       115,309
Deferred Charges
 Regulatory assets..............       125,764       139,236
 Unamortized debt expense.......         4,904         5,002
 Other..........................        19,637        21,258
   Total Deferred Charges.......       150,305       165,496
Total Assets....................    $1,251,383    $1,252,090
         See Notes to Consolidated Financial Statements.
                              - 3 -


            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                                      March 31,    December 31,
                                        1998          1997
                                    (Unaudited)     (Audited)
                                     (Thousands of Dollars)
                   LIABILITIES
Capitalization
 Common Stock Equity
  Common stock, 30,000,000 shares
  authorized; shares issued
  ($5 par value):
  1998 - 17,554,987
  1997 - 17,554,987............     $   87,775      $   87,775
 Paid-in capital...............        284,465         284,465
 Retained earnings.............        129,739         120,540
 Reacquired capital stock......        (15,079)         (9,398)
 Capital stock expense.........         (6,259)         (6,278)
   Total Common Stock Equity...        480,641         477,104

 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................         21,030          21,030
  Subject to mandatory
   redemption..................         35,000          35,000
    Total Cumulative Preferred
     Stock.....................         56,030          56,030

 Long-term Debt................        361,244         361,829

    Total Capitalization.......        897,915         894,963

Current Liabilities
 Current maturities
  of long-term debt............          1,544           1,317
 Accounts payable..............         17,705          24,368
 Accrued taxes and interest....         22,019           3,240
 Dividends payable.............          9,974          10,052
 Accrued vacation..............          4,400           4,339
 Customer deposits.............          4,069           4,001
 Other.........................          4,873           6,545
   Total Current Liabilities...         64,584          53,862
                              - 4 -



            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                                       March 31,   December 31,
                                        1998          1997
                                    (Unaudited)     (Audited)
                                     (Thousands of Dollars)
                   LIABILITIES

Deferred Credits and Other
 Liabilities
 Regulatory liabilities........         70,824          81,271
 Operating reserves............          7,173           6,582
 Other.........................         10,058          10,019
   Total Deferred Credits and
    Other Liabilities..........         88,055          97,872

Accumulated Deferred Income Tax        200,829         205,393

Total Capitalization and
 Liabilities...................     $1,251,383      $1,252,090




















         See Notes to Consolidated Financial Statements.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                          For the 3 Months Ended
                                                March 31,
                                           1998          1997
                                         (Thousands of Dollars)
Operating Activities
  Net Income..........................   $ 19,167      $ 21,485

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:

    Depreciation, amortization and
      nuclear fuel amortization.......     12,148        12,120
    Deferred income taxes, net........     (2,081)         (364)
    Allowance for equity funds used
      during construction.............       (106)         (101)
    Nine Mile 2 Plant deferred
      finance charges, net............     (1,214)       (1,214)
    Provision for uncollectibles......        825           825
    Accrued pension costs.............     (3,181)       (2,336)
    Deferred gas costs................      4,620         6,151
    Deferred gas refunds..............     (1,010)         (141)
    Other - net.......................       (465)        5,469

  Changes in current assets and
   liabilities, net:

    Accounts receivable and unbilled
     utility revenues.................       (448)      (11,057)
    Fuel, materials and supplies......      2,094         3,731
    Special deposits and prepayments..     (4,859)       (5,713)
    Accounts payable..................     (6,663)       (9,328)
    Accrued taxes and interest........     18,779        18,208
    Other current liabilities.........     (1,544)       (1,753)

  Net cash provided by operating
   activities.........................     36,062        35,982

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                          For the 3 Months Ended
                                                 March 31,
                                            1998         1997
                                          (Thousands of Dollars)

Investing Activities
  Additions to plant..................     (8,751)       (8,352)
  Allowance for equity funds used
   during construction................        106           101
  Net additions to plant..............     (8,645)       (8,251)
  Nine Mile 2 Plant decommissioning
   trust fund.........................       (967)         (170)
  Other - net.........................        647          (229)
  Net cash used in investing
   activities.........................     (8,965)       (8,650)

Financing Activities
   Proceeds from issuance of
     Long-term debt...................         -          1,650
   Repayments of short-term debt......         -        (13,900)
   Retirement and redemption of
    long-term debt....................        (364)        (718)
   Dividends paid on cumulative
    preferred and common stock........     (10,047)     (10,111)
   Reacquired capital stock...........      (5,681)      (1,548)
   Net cash used in financing
    activities........................     (16,092)     (24,627)

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                          For the 3 Months Ended
                                                March 31,
                                            1998        1997
                                         (Thousands of Dollars)
Net Change in Cash and Cash
 Equivalents..........................      11,005        2,705
Cash and Cash Equivalents -
 Beginning Year.......................       9,054        4,235
Cash and Cash Equivalents -
 End of Period........................   $  20,059     $  6,940

Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized)......................   $   1,212     $  1,282
   Federal income tax paid............        -            -
















       See Notes to Consolidated Financial Statements.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

The accompanying consolidated financial statements of Central
      Hudson Gas & Electric Corporation (herein the Company) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1997 (Company's 10-K Report).

Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

Amended Settlement Agreement Order

The Amended and Restated Settlement Agreement, as described in
       Item 7 under the caption "Competition/Deregulation" and Note 1 - "Regulatory Matters" of the Company's 10-K Report, is the Company's plan for transition to a competitive generation and energy services market (Amended Settlement Agreement). The Company received an Order, issued and effective February 19, 1998 (Order), from the Public Service Commission of the State of New York (PSC) approving the Amended Settlement Agreement reflecting action taken by the PSC on February 4, 1998. In the Order, the PSC adopted the terms of the Amended Settlement Agreement, subject to certain modifications and conditions. These modifications and conditions include the following: a) the PSC reserves its authority to require an auction and transfer of the Company's fossil-fueled electric generating assets prior to June 30, 2001, if such accelerated auction and transfer is found by the PSC to be in the public interest (at March 31, 1998, the net book value of the Company's fossil generating assets represented approximately 19% of net utility plant); b) the PSC directed the PSC Staff to provide assurance that the Company does not incur imprudent generation costs which could be avoided by divestiture of fossil-fueled electric generating assets prior to June 30, 2001; c) "Strandable costs" of the Company, as defined in the Amended Settlement Agreement, have been clarified to be those "production expenditures of the Company made in fulfilling its obligation to serve and provide safe, reliable electric service to customers within its franchise territory which are not expected to be recoverable in a competitive electricity market"; d) the PSC added a provision dealing with mergers and acquisitions; namely, pursuant to a petition filed jointly or individually by the Company, the Company will have the flexibility to retain, on a cumulative basis, all savings associated with an acquisition or merger with another utility for a period of five years from the date of closing of any merger or acquisition up to the amount of the acquisition premium paid over the lesser of book value or fair market value of assets merged or acquired, and savings in excess of the recovery will be disposed of by order of the PSC.

The modifications and conditions contained in the Order were unconditionally agreed to by the Company by letter dated
       February 26, 1998.

Impact of Amended Settlement Agreement on Accounting Policies

The Amended Settlement Agreement creates certain changes to the Company's accounting policies. The Company's accounting policies conform to generally accepted accounting principles, which, for regulated public utilities, include Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Under SFAS 71, regulated companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities are then reflected in the income statement in

                              - 10 -


       the period in which the same amounts are reflected in rates. If some portion of an enterprise's operations are regulated and meet the appropriate criteria, SFAS 71 is applied only to the regulated portion of the enterprise's operations.

Upon approval of the Amended Settlement Agreement by the PSC, the Company applied the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101) to the fossil-fueled generating portion of its business. Therefore, on February 4, 1998 the Company discontinued application of SFAS 71 to its fossil-fueled generating portion of its business. Because the Amended Settlement Agreement includes a provision for future recovery of costs, the application of SFAS 101 to the fossil-fueled generating portion of the Company's business did not have a significant effect on the Company's financial position or results of operations as of such discontinuance.

Certain regulatory assets and liabilities have been created as a result of transactions relating to the Company's fossil-fueled generating assets. At March 31, 1998, net regulatory assets associated with the fossil-fueled generating assets totaled $7.9 million. The Company did not charge against income any of these net regulatory assets because recovery of such assets is considered probable under the Amended Settlement Agreement.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
       Assets to be Disposed Of" (SFAS 121), requires that long-lived assets be reviewed for impairment if the carrying value of the asset may not be recoverable. SFAS 121 also requires that long-lived assets to be disposed of be carried at the lower of net book value or fair value, and amends SFAS 71 to require that regulatory assets be charged against earnings if recovery of such assets is no longer probable. The Company will not recognize an impairment of its fossil-fueled generating assets because the estimated cash flows from operations, the sale of such generating assets, and stranded cost recovery provisions of the Amended Settlement Agreement are not expected to be less than the net carrying amount of such generating assets.


                              - 11 -


Formation of Holding Company

Reference is made to the Company's Current Report, on Form 8-K, dated January 7,1998, in which a proposed new holding company structure for the Company was disclosed in the context of the PSC's Competitive Opportunities Proceeding. Pursuant to the Amended Settlement Agreement, the Company has begun efforts to form a holding company. Effective April 24, 1998, the Company formed a wholly-owned subsidiary named CH Energy Group, Inc., which, upon shareholder and certain regulatory approvals will become the holding company owner of Central Hudson Gas & Electric Corporation. Initially, the holding company will be comprised of Central Hudson Gas & Electric Corporation and its existing subsidiaries. The holding company may also establish other subsidiaries over time.

NOTE 3 - NEW ACCOUNTING STANDARDS - SEGMENT DISCLOSURES

In June 1997, the FASB issued Statement of Financial Accounting
       Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This Statement establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In compliance with the requirements of this Statement, the Company will adopt SFAS 131 in its financial statements for the year ended December 31, 1998. The Company does not expect that the adoption of SFAS 131 will have a significant impact on the reporting requirements of the Company.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in
       Note 9 (entitled "Commitments and Contingencies") to the Consolidated Financial Statements included in the Company's 10-K Report. Except what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1998, and all documents previously filed with the Securities and Exchange Commission in 1998, there have been no material changes in the subject matters discussed in said Note 9.
                              - 12 -



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 1998, cash expenditures related to the construction program of the Company amounted to $8.5 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to plant" of $8.6 million includes the debt portion of $129,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, entitled "Regulatory Matters", to the Consolidated Financial Statements included in the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources.

The growth of retained earnings in the first three months of 1998 contributed to the increase in the book value of common stock from $27.61 at December 31, 1997 to $28.04 at March 31, 1998 and the increase in the common equity ratio from 53.2% at December 31, 1997 to 53.4% at March 31, 1998.

The Company has $52 million of committed short-term credit facilities available. In order to diversify its sources of short-term financing, the Company has also entered into short-term credit facilities with several commercial banks. At March
       31, 1998, the Company had no short-term debt outstanding.
       Authorization from the PSC limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate. Investments in short-term securities were $17.3 million at the end of March 1998.

For the three months ended March 31, 1998, the Company repurchased 136,300 shares of its common stock for $5.7 million under its stock repurchase program (See Note 6 to the Consolidated Financial Statements included in the Company's 10-K Report).

Pursuant to Article XXI of the Company's First Mortgage Bond
       Indenture, the Company deposited $722,226 on March 24, 1998 with the Indenture Trustee. Such Article requires the deposit of the

                              - 13 -



       amount by which depreciation exceeds property additions in each calendar year, less property additions made in the subsequent calendar year, up to the date of deposit which must be made no later than March 31 of each year. Such deposit may be withdrawn at a subsequent date to fund redemptions of outstanding mortgage bonds.

As described in Note 7 - "Capitalization-Long-Term Debt" of the
       Company's 10-K Report, the Company's interest rate cap agreement expired in April 1998. On April 1, 1998 the Company entered into an interest rate cap agreement with a bank which agreement expires March 31, 2000. Under this agreement, in the event a nationally recognized tax-exempt bond interest rate index exceeds 5%, the Company will receive a payment from such bank equal to the amount by which the actual interest costs on such Bonds exceeds 5% per annum. This agreement has the effect of limiting the interest rate the Company must pay on such bonds (on a $115.9 million notional amount) to the lesser of their actual rate or 5% per annum.

On May 5, 1998, Moody's Investor Service, Inc. upgraded the
       Company's senior debt rating from "A3" to "A2". The Company's other service debt ratings are "A" from Standard and Poor's Corporation, Duff & Phelps Credit Rating Co. and Fitch/IBCA.

EARNINGS PER SHARE

Earnings per share of common stock were $1.06 for the first quarter of 1998, as compared to $1.18 for the first quarter of 1997, a decrease of 10%.

The decrease in earnings per share for the quarter ended
       March 31, 1998, as compared to the same period in 1997, resulted primarily from decreased electric net operating revenues resulting primarily from decreased sales. The decrease in sales is due largely to milder winter weather conditions experienced in the first quarter of 1998 compared to the same period in 1997. Also contributing to this decrease was increased depreciation expense on the Company's plant and equipment and the recognition of a royalty payment pursuant to the Amended Settlement Agreement with the PSC. These decreases were partially offset by the positive earnings effect of a decrease in the number of outstanding shares of common stock.
                              - 14 -



RESULTS OF OPERATIONS

The following table reports the variation in the results of
       operations for the three months ended March 31, 1998 compared to the same period for 1997:
                                    3 MONTHS ENDED MARCH 31,
  INCREASE
                                    1998       1997   (DECREASE)
                                       (Thousands of Dollars)
Operating Revenues............... $143,882   $151,875  $ (7,993)
Operating Expenses...............  119,879    126,073    (6,194)
Operating Income.................   24,003     25,802    (1,799)
Other Income.....................    1,791      2,156      (365)
Income before Interest Charges...   25,794     27,958    (2,164)
Interest Charges.................    6,627      6,473       154

Net Income.......................   19,167     21,485    (2,318)
Dividends Declared on Cumulative
 Preferred Stock.................      807        807      -
Income Available for Common Stock $ 18,360   $ 20,678  $ (2,318)

OPERATING REVENUES

Operating revenues decreased $8.0 million (5%) for the first quarter of 1998 as compared to the first quarter of 1997.
       Details of these revenue changes by electric and gas departments are as follows:
                      INCREASE (DECREASE) FROM PRIOR PERIOD
                                   FIRST QUARTER
                              Electric         Gas
                             (Thousands of Dollars)
Customer Sales............. $(2,653)        $(1,697)*
Sales to Other Utilities...   2,493             160
Fuel and Gas Cost
 Adjustment................     138          (5,948)
Deferred Revenues..........    (747)            645
Miscellaneous..............    (345)**          (39)**
                            $(1,114)        $(6,879)

 *Both firm and interruptible revenues.
**Includes revenues from delivery service of electric for retail access customers and transportation of customer-owned gas.
                              - 15 -



Revenues collected from or credited to customers under the electric fuel and gas cost adjustment clauses do not affect earnings since they are offset in fuel costs, with the exception of revenues collected pursuant to incentive mechanisms.

SALES

The Company's sales vary seasonally in response to weather conditions. Generally electric sales peak in the summer and gas sales peak in the winter.

Total kilowatt-hour sales of electricity within the Company's service territory decreased 3% and firm sales of natural gas decreased 8% in the first quarter of 1998 as compared to the first quarter of 1997. Changes in sales from last year by major customer classifications, including interruptible gas sales, are set forth below. Also indicated is the change related to transportation of customer-owned gas:

                      INCREASE (DECREASE) FROM PRIOR PERIOD
                                   FIRST QUARTER
                               Electric         Gas
    Residential.............     (3)%           (7)%
    Commercial..............     (1)            (7)
    Industrial..............     (6)           (13)
    Interruptible...........     N/A            63

    Transportation of
     Customer-owned Gas.....     N/A             1

Delivery service of electric retail access customers occurred for the first time in the quarter ended March 31, 1998. The related volume is .1% of total own territory sales.

Billing heating degree days were 5% lower for the three months ended March 31, 1998 when compared to the same period in 1997.

Sales of electricity to residential customers in the first quarter of 1998 decreased 3% from the comparable prior year period resulting from a decrease in usage per customer.
 Commercial sales in the first quarter of 1998 decreased 1% as

                              - 16 -


 compared to last year due to the net effect of a 3% decrease in usage per customer and a 2% increase in the number of customers. Electric sales to industrial customers decreased 6% in the first quarter of 1998 due primarily to a decrease in usage by a large industrial customer. Sales of gas to residential customers for the first quarter of 1998 decreased 7% due to a decrease in usage per customer. Sales of gas to commercial customers for the first quarter of 1998 decreased 7% due to the net effect of a 9% decrease in usage per customer and a 2% increase in the number of customers. Firm gas sales to industrial customers decreased 13% for the first quarter of 1998 when compared to the same period in 1997 due primarily to decreased usage by two large industrial customers.

Interruptible gas sales increased 63% in the first quarter of 1998 due primarily to an increase in natural gas sold to the other cotenant owners of the 1,200 MW Roseton Steam Electric Generating Plant for use as boiler fuel at that plant.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months ended March 31, 1998 compared to the same period for the prior year:


                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                       FIRST QUARTER
                                     Amount    Percent
                                  (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity....................    $ 1,707      6 %
 Purchased Natural Gas...........     (6,220)   (25)
 Other Expenses of Operation.....         43      -
 Maintenance.....................       (252)    (4)
 Depreciation and Amortization...        343      3
 Taxes, Other than Income Tax....       (491)    (3)
 Federal Income Tax..............     (1,324)   (11)
      Total......................    $(6,194)    (5)%

The cost of fuel and purchased electricity increased $1.7 million
 (6%) for the first quarter ended March 31, 1998 resulting from an increase in total system output due to an increase in sales to other utilities.

Purchased natural gas costs decreased $6.2 million (25%) for the first quarter of 1998 resulting from the combined effect of a decrease in the cost of gas and a decrease in gas sales.

Federal income taxes decreased $1.3 million (11%) for the three months ended March 31, 1998 resulting primarily from decreased pre-tax operating income when compared to the same period of 1997.

COMMON STOCK DIVIDENDS

Reference is made to the subcaption "Common Stock Dividends and Price Ranges" on Page 37 of Item 7 to the Company's 10-K Report, and which is incorporated by reference in Part II, Item 5 of said Report, for a discussion of the Company's dividend policies. On March 27, 1998, the Board of Directors of the Company declared a quarterly dividend of $.535 per share, payable May 1, 1998 to shareholders of record as of April 10, 1998.

                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     (a) Asbestos Litigation. For a discussion of lawsuits against the Company involving asbestos, see Note 9 - "Commitments and Contingencies", under the caption "Asbestos Litigation" in
Item 8, Part II of the Company's 10-K Report.

     Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. As of April 30, 1998, the Company has been a defendant in approximately 1,300 such individual lawsuits. Many of these lawsuits have been disposed of without any payment by the Company, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company's insurance does not extend to punitive damages.

     (b) Citizens' Suit Notification Letter. On March 5, 1998, the Company received what purported to be a notice from Pace Environmental Litigation Clinic, Inc. that Riverkeeper, Inc., John Cronin, its Executive Director, and Robert H. Boyle, its President, have filed an action under Section 11 of the Federal Endangered Species Act (ESA) alleging that the Company is in

                              - 20 -


violation of Section 9 (a) of the ESA. This violation allegedly stems from the taking of shortnose sturgeon as a result of the operation of the cooling water intake structures of the Roseton Steam Electric Generating Station, located on the Hudson River. The letter alleges that the Company is required to have a permit to take shortnose sturgeon, which are a listed endangered species, and that the Company does not have such a permit. The letter indicates that Riverkeeper Inc. intends to bring a civil suit pursuant to the ESA against the Company on this basis.

     The Company cannot predict at this time whether such suit will, in fact, be brought, and if so brought, what the ultimate resolution of the matter will be.

     (c) Competition.  For a discussion of the PSC's Competitive
Opportunities Proceeding, see the caption
"Competition/Deregulation - Competitive Opportunities Proceeding" in Item 7, Part II of the Company's 10-K Report, and Note 2 -
"Regulatory Matters" contained in Part I hereof.

     On March 20, 1998, by an "Opinion and Order Instituting Further Inquiry," the PSC commenced a proceeding that will examine the treatment of nuclear generation following the transition to a competitive electric market including, among other issues, the possibility of the auction of nuclear power plants, alternatives or supplements to divestiture, the formation of an operating company to operate the state's nuclear power plants and the decommissioning of nuclear power plants. The PSC has set a target date of the second quarter of 1999 for reaching a final decision and resolving all issues raised in the proceeding.

     The Company cannot predict at this time as to what effect this proceeding will have on its ownership interest in Unit No. 2 of the Nine Mile Point Nuclear Generation Station, described in the Company's 10-K Report under the caption "Properties -
Electric - Nine Mile 2 Plant" in Item 2 thereof.

Item 4.  Submission of Matters to a Vote of Security Holders

     Annual Meeting of Shareholders.  The Company's Annual
Meeting of Shareholders was held on April 7, 1998. The following matters were voted upon at such meeting:
                              - 21 -



     (a) Election of Directors. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The number of shares voted for each such director, and the number of shares withheld for each such director, out of a total number of shares voted of 14,947,901, are as follows:

Name of Director               Shares For       Shares Withheld

Jack Effron                    14,804,462           143,439
Frances D. Fergusson           14,779,494           168,407
Heinz K. Fridrich              14,798,549           149,352
Edward F.X. Gallagher          14,803,840           144,061
Paul J. Ganci                  14,804,222           143,679
Charles LaForge                14,792,396           155,505
John E. Mack III               14,806,651           141,250
Edward P. Swyer                14,806,790           141,111

     (b) Independent Accountants. The appointment by the Board of Directors of Price Waterhouse LLP as the Company's Independent
Accountants for the year 1998 was ratified by a vote of the shareholders as follows:

     Shares for          Shares Against      Shares Abstaining
     14,780,325              53,534              114,042

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

                              - 22 -



           (27) --       Financial Data Schedule, pursuant to
                         Item 601(c) of Regulation S-K.


     (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed the following Current
Reports on Form 8-K:

(i) A Report dated January 7, 1998 which described the Amended and Restated Settlement Agreement reached among the Company, the Staff of the PSC and other parties, relating to the Competitive Opportunities Proceeding, and which filed such Agreement; and

(ii) A Report dated February 10, 1998, which (1) described the Order of the PSC adopting a modified version of the Amended and Restated Settlement Agreement, and which filed such Order and a document setting forth the modifications; (2) included the consent of the Company's independent accountants relating to the incorporation of the independent accountant's report as contained in the Company's 10-K Report to the Company's Registration Statement, on Form S-3 (Registration No. 333-11521) for the Company's Stock Purchase Plan.




















                              - 23 -



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

Dated: May 6, 1998

























                              - 24 -