Form 10-Q
period 1998-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1998-08-05
CIK 18647

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................June 30, 1998
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 16,999,387 shares outstanding as of June 30, 1998.

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION

          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                              INDEX




       PART I - FINANCIAL INFORMATION                     PAGE

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended June 30, 1998 and 1997         1

         Consolidated Statement of Income -
          Six Months Ended June 30, 1998 and 1997           3

         Consolidated Balance Sheet - June 30, 1998
          and December 31, 1997                             5

         Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1998 and 1997           8

         Notes to Consolidated Financial Statements        11

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       15


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                 24

Item 5 - Other Information                                 25

Item 6 - Exhibits and Reports on Form 8-K                  26

Signatures                                                 28





                  PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
                                        For the 3 Months Ended
                                                 June 30,
                                            1998         1997
                                          (Thousands of Dollars)
Operating Revenues
 Electric.............................. $   90,319    $  90,853
 Gas...................................     16,681       24,216
  Total - own territory................    107,000      115,069
 Electric sales to other utilities.....      4,717        3,503
 Gas sales to other utilities..........        389           32
                                           112,106      118,604
Operating Expenses
 Operation:
  Fuel used in electric generation.....     16,642       13,274
  Purchased electricity................     11,286       12,509
  Purchased natural gas................      6,896       13,028
  Other expenses of operation..........     23,836       25,378
 Maintenance...........................      6,792        7,080
 Depreciation and amortization.........     11,413       10,904
 Taxes, other than income tax..........     15,329       15,740
 Federal income tax....................      5,508        5,849
                                            97,702      103,762

Operating Income.......................     14,404       14,842

Other Income and Deductions
 Allowance for equity funds
  used during construction.............         83           82
 Federal income tax....................        293          169
 Other - net...........................      2,094        2,014
                                             2,470        2,265

Income Before Interest Charges.........     16,874       17,107

 CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
                                        For the 3 Months Ended
                                                June 30,
                                         1998         1997
                                       (Thousands, Except for
                                        Per Share Amounts)

Interest Charges
 Interest on mortgage bonds............       3,559       3,559
 Interest on other long-term debt......       2,268       2,299
 Other interest........................         881         610
 Allowance for borrowed funds
  used during construction.............        (101)        (51)
 Amortization of expense on debt.......         226         226

                                              6,833       6,643


Net Income.............................      10,041      10,464

Dividends Declared on Cumulative
 Preferred Stock.......................         807         807
Income Available for Common Stock......       9,234       9,657
Dividends Declared on
 Common Stock..........................       9,172       9,332

Balance Retained in the Business.......  $       62   $     325


Common Stock:
 Average Shares Outstanding (000s).....      17,060      17,475

 Earnings Per Share on Average Shares
 Outstanding...........................       $.54        $.55

 Dividends Declared....................       $.54        $.535

         See Notes to Consolidated Financial Statements.

          CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)

                                        For the 6 Months Ended
                                                 June 30,
                                            1998         1997
                                          (Thousands of Dollars)
Operating Revenues
 Electric.............................. $  191,631    $ 195,772
 Gas...................................     52,171       66,745
  Total - own territory................    243,802      262,517
 Electric sales to other utilities.....     11,571        7,864
 Gas sales to other utilities..........        614           98
                                           255,987      270,479
Operating Expenses
 Operation:
  Fuel used in electric generation.....     36,875       28,206
  Purchased electricity................     22,649       27,467
  Purchased natural gas................     26,044       38,395
  Other expenses of operation..........     48,132       49,633
 Maintenance...........................     12,335       12,876
 Depreciation and amortization.........     22,662       21,808
 Taxes, other than income tax..........     32,537       33,439
 Federal income tax....................     16,346       18,012
                                           217,580      229,836

Operating Income.......................     38,407       40,643

Other Income and Deductions
 Allowance for equity funds
  used during construction.............        190          183
 Federal income tax....................        573          360
 Other - net...........................      3,500        3,880
                                             4,263        4,423

Income Before Interest Charges.........     42,670       45,066







                                   - 3 -
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)

                                        For the 6 Months Ended
                                                June 30,
                                           1998         1997
                                         (Thousands, Except for
                                           Per Share Amounts)

Interest Charges
 Interest on mortgage bonds............       7,118       7,118
 Interest on other long-term debt......       4,350       4,381
 Other interest........................       1,772       1,278
 Allowance for borrowed funds
  used during construction.............        (231)       (113)
 Amortization of expense on debt.......         453         453

                                             13,462      13,117


Net Income.............................      29,208      31,949

Dividends Declared on Cumulative
 Preferred Stock.......................       1,614       1,614
Income Available for Common Stock......      27,594      30,335
Dividends Declared on
 Common Stock..........................      18,334      18,607

Balance Retained in the Business.......  $    9,260   $  11,728


Common Stock:
 Average Shares Outstanding (000s).....      17,146      17,504

 Earnings Per Share on Average Shares
   Outstanding.........................       $1.61       $1.73

 Dividends Declared....................      $1.075      $1.065

         See Notes to Consolidated Financial Statements.

                 CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                                    June 30,      December 31,
                                       1998          1997
                                    (Unaudited)     (Audited)
                                      (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................    $1,199,603    $1,193,735
 Gas............................       153,229       151,222
 Common.........................        93,825        91,522
 Nuclear fuel...................        42,301        37,262
                                     1,488,958     1,473,741
 Less: Accumulated depreciation.       580,744       560,304
       Nuclear fuel amortization        33,892        33,059
                                       874,322       880,378
 Construction work in progress..        58,331        52,413
   Net Utility Plant............       932,653       932,791
Investments and Other Assets
 Prefunded Pension Costs........        31,877        23,536
 Other..........................        16,596        14,958
   Total Investments and
    Other Assets................        48,473        38,494
Current Assets
 Cash and cash equivalents......         3,295         9,054
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............        44,801        49,643
 Accrued unbilled utility
  revenues......................         8,869        16,229
 Other receivables..............         4,544         2,073
 Fuel, materials and supplies,
  at average cost...............        21,099        24,100
 Special deposits and
  prepayments...................        12,550        14,210
   Total Current Assets.........        95,158       115,309
Deferred Charges
 Regulatory assets..............       127,840       139,236
 Unamortized debt expense.......         4,806         5,002
 Other..........................        17,238        21,258
   Total Deferred Charges.......       149,884       165,496
Total Assets....................    $1,226,168    $1,252,090
         See Notes to Consolidated Financial Statements.

                                   - 5 -
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                                      June 30,     December 31,
                                        1998          1997
                                    (Unaudited)     (Audited)
                                     (Thousands of Dollars)
                   LIABILITIES and CAPITALIZATION
Capitalization
 Common Stock Equity
  Common stock, 30,000,000 shares
  authorized; shares issued
  ($5 par value):
  1998 - 17,554,987
  1997 - 17,554,987............     $   87,775      $   87,775
 Paid-in capital...............        284,465         284,465
 Retained earnings.............        129,800         120,540
 Reacquired capital stock......        (21,239)         (9,398)
 Capital stock expense.........         (6,241)         (6,278)
   Total Common Stock Equity...        474,560         477,104

 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................         21,030          21,030
  Subject to mandatory
   redemption..................         35,000          35,000
    Total Cumulative Preferred
     Stock.....................         56,030          56,030

 Long-term Debt................        340,792         361,829

    Total Capitalization.......        871,382         894,963

Current Liabilities
 Current maturities
  of long-term debt............         21,549           1,317
 Accounts payable..............         15,933          24,368
 Accrued taxes and interest....          5,266           3,240
 Dividends payable.............          9,983          10,052
 Accrued vacation..............          4,400           4,339
 Customer deposits.............          4,082           4,001
 Other.........................          5,033           6,545
   Total Current Liabilities...         66,246          53,862


                                - 6 -
            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                                       June 30,    December 31,
                                        1998          1997
                                    (Unaudited)     (Audited)
                                     (Thousands of Dollars)
                   LIABILITIES and CAPITALIZATION

Deferred Credits and Other
 Liabilities
 Regulatory liabilities........         70,646          81,271
 Operating reserves............          4,728           6,582
 Other.........................         10,617          10,019
   Total Deferred Credits and
    Other Liabilities..........         85,991          97,872

Accumulated Deferred Income Tax        202,549         205,393

Total Capitalization and
 Liabilities...................     $1,226,168      $1,252,090



















         See Notes to Consolidated Financial Statements.

          CENTRAL HUDSON GAS & ELECTRIC CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                          For the 6 Months Ended
                                                June 30,
                                           1998          1997
                                         (Thousands of Dollars)
Operating Activities
  Net Income..........................   $ 29,208      $ 31,949

  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:

    Depreciation, amortization and
      nuclear fuel amortization.......     24,067        24,133
    Deferred income taxes, net........       (308)        1,404
    Allowance for equity funds used
      during construction.............       (190)         (183)
    Nine Mile 2 Plant deferred
      finance charges, net............     (2,428)       (2,428)
    Provision for uncollectibles......      1,300         1,650
    Accrued pension costs.............     (5,850)       (4,459)
    Deferred gas costs................      3,148         7,146
    Deferred gas refunds..............     (1,410)        2,103
    Other - net.......................       (549)       (3,539)

  Changes in current assets and
   liabilities, net:

    Accounts receivable and unbilled
     revenues.................              8,431           829
    Fuel, materials and supplies......      3,001         4,617
    Special deposits and prepayments..      1,660         1,058
    Accounts payable..................     (8,435)       (3,401)
    Accrued taxes and interest........      2,026         8,825
    Other current liabilities.........     (1,370)       (1,763)

  Net cash provided by operating
   activities.........................     52,301        67,941

         CENTRAL HUDSON GAS & ELECTRIC CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                          For the 6 Months Ended
                                                 June 30,
                                            1998         1997
                                          (Thousands of Dollars)

Investing Activities
  Additions to plant..................    (24,692)      (17,684)
  Allowance for equity funds used
   during construction................        190           183
  Net additions to plant..............    (24,502)      (17,501)
  Nine Mile 2 Plant decommissioning
   trust fund.........................       (434)         (434)
  Other - net.........................       (449)         (332)
  Net cash used in investing
   activities.........................    (25,385)      (18,267)

Financing Activities
   Proceeds from issuance of
     long-term debt...................         -            932
   Repayments of short-term debt......         -        (15,600)
   Retirement and redemption of
    long-term debt....................        (817)        (859)
   Dividends paid on cumulative
    preferred and common stock........     (20,017)     (20,193)
   Reacquired capital stock...........     (11,841)      (3,535)
   Net cash used in financing
    activities........................     (32,675)     (39,255)

              CENTRAL HUDSON GAS & ELECTRIC CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                          For the 6 Months Ended
                                                June 30,
                                            1998        1997
                                         (Thousands of Dollars)
Net Change in Cash and Cash
 Equivalents..........................      (5,759)      10,419
Cash and Cash Equivalents -
 Beginning of Year....................       9,054        4,235
Cash and Cash Equivalents -
 End of Period........................   $   3,295     $ 14,654

Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized)......................   $ 11,872      $ 12,029
   Federal income tax paid............     14,700        11,111














       See Notes to Consolidated Financial Statements.

        CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

The accompanying consolidated financial statements of Central Hudson Gas &
 Electric Corporation (herein "the Company") are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1997 (Company's 10-K Report).

Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

Amended Settlement Agreement Order

Reference is made to the Amended and Restated Settlement
 Agreement, as described in Item 7 under the caption "Competition/Deregulation" and Note 1 - "Regulatory Matters" to the Consolidated Financial Statements of the Company's 10-K Report, regarding the Company's plan for transition to a competitive generation and energy services market (Amended Settlement Agreement). The Company received the final Order dated June 30, 1998, confirming the February 19, 1998 (Order) adopting terms of the Settlement subject to modifications and conditions therein, from the Public Service Commission of the State of New York (PSC) approving the Amended Settlement Agreement reflecting action taken by the PSC on February 4, 1998. In the Order, the PSC adopted the terms of the Amended Settlement Agreement, subject to certain modifications and conditions. These modifications and conditions include the following: a) the PSC reserves its authority to require an auction and transfer of the Company's fossil-fueled electric generating assets prior to June 30, 2001, if such accelerated auction and transfer is found by the PSC to be in the public interest (at June 30, 1998, the net book value of the Company's fossil generating assets represented approximately 19% of net utility plant); b) the PSC directed the PSC Staff to provide assurance that the Company does not incur imprudent generation costs which could be avoided by divestiture of fossil-fueled electric generating assets prior to June 30, 2001; c) "Strandable costs" of the Company, as defined in the Amended Settlement Agreement, have been clarified to be those "production expenditures of the Company made in fulfilling its obligation to serve and provide safe, reliable electric service to customers within its franchise territory which are not expected to be recoverable in a competitive electricity market"; d) the PSC added a provision dealing with mergers and acquisitions; namely, pursuant to a petition filed jointly or individually by the Company, the Company will have the flexibility to retain, on a cumulative basis, all savings associated with an acquisition or merger with another utility for a period of five years from the date of closing of any merger or acquisition up to the amount of the acquisition premium paid over the lesser of book value or fair market value of assets merged or acquired, and savings in excess of the recovery will be disposed of by order of the PSC.

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

                                 -12-

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

Certain regulatory assets and liabilities have been created as a result of transactions relating to the Company's fossil-fueled generating assets. At June 30, 1998, net regulatory assets associated with the fossil-fueled generating assets totaled $7.0 million. The Company did not charge against income any of these net regulatory assets because recovery of such assets is considered probable under the Amended Settlement Agreement.

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

Formation of Holding Company

Reference is made to the caption "Amended Settlement Agreement" of Note 1, "Regulatory Matters," to the Consolidated Financial Statements of the Company's 10-K Report and to the Company's Current Report, on Form 8-K, dated January 7, 1998, in which a proposed new holding company structure for the Company was disclosed in the context of the PSC's Competitive Opportunities Proceeding. Pursuant to the Amended Settlement Agreement, the Company has begun efforts to form a holding company. Effective April 24, 1998, the Company formed a wholly-owned subsidiary named CH Energy Group, Inc., which, upon shareholder and certain regulatory approvals, will become the holding company owner of Central Hudson Gas & Electric Corporation. The Company has received regulatory approval from the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Regulatory Commission. Initially, the holding company will be comprised of Central Hudson Gas & Electric Corporation and its existing subsidiaries as described under the caption "Other Matters" of Item 1 of the Company's 10-K Report, with the exception of Phoenix Development Company, Inc. which will remain a wholly owned subsidiary of Central Hudson Gas & Electric Corporation. The holding company may also establish other subsidiaries over time.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in
  Note 9,"Commitments and Contingencies", to the Consolidated Financial Statements of the Company's 10-K Report. Except for that which is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 1998, and all documents previously filed with the Securities and Exchange

Commission in 1998, there have been no material changes in the subject matters discussed in said Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The growth of retained earnings in the first six months of 1998 contributed to the increase in the book value of common stock from $27.61 at December 31, 1997 to $27.92 at June 30, 1998;
  however, the common equity ratio decreased from 53.2% at December 31, 1997 to 53.1% at June 30, 1998 due to the repurchase of common stock which exceeded the increase in retained earnings.

For the six months ended June 30, 1998, the Company repurchased
 280,400 shares of its common stock for $11.8 million under its stock repurchase program (See Note 6, "Capitalization-Capital
 Stock", to the Consolidated Financial Statements of the Company's 10-K Report).

For the six months ended June 30, 1998, cash expenditures related to the construction program of the Company amounted to $24.3 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to Plant" of $24.5 million includes the debt portion of $231,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, "Regulatory Matters", to the Consolidated Financial Statements of the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources.

The Company has $52 million of committed short-term credit facilities available. In order to diversify its sources of short-term financing, the Company has also entered into short-term credit facilities with several commercial banks. At
 June 30, 1998, the Company had no short-term debt outstanding and had investments in short-term securities in the amount of $3.2 million at the end of June 1998. Authorization from the PSC limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate.

Pursuant to Article XXI of the Company's First Mortgage Bond
 Indenture, the Company deposited $722,226 on March 24, 1998 with the Indenture Trustee. Such Article requires the deposit of the amount by which depreciation exceeds property additions in each calendar year, less property additions made in the subsequent calendar year, up to the date of deposit which must be made no later than March 31 of each year. Such deposit may be withdrawn at a subsequent date to fund redemptions of outstanding mortgage bonds.

As described in Note 7,"Capitalization-Long-Term Debt", to the Consolidated Financial Statements of the Company's 10-K Report, the Company's interest rate cap agreement expired in April 1998.
 On April 1, 1998 the Company entered into an interest rate cap agreement with a bank, which agreement expires March 31, 2000.
 Under this agreement, in the event a nationally recognized tax-exempt bond interest rate index exceeds 5%, the Company will receive a payment from such bank equal to the amount by which the actual interest costs on its variable rate 1985 and 1987 New
 York State Energy Research and Development Authority Bonds exceeds 5% per annum. This agreement has the effect of limiting the interest the Company must pay on such bonds (on a $115.9 million notional amount) to the lesser of their actual rate or 5% per annum.

On May 5, 1998, Moody's Investor Service, Inc. upgraded the
 Company's senior secured debt rating from "A3" to "A2".  The
 Company's other service debt ratings are "A" from Standard and Poor's Corporation, Duff & Phelps Credit Rating Co. and
 Fitch/IBCA.

EARNINGS PER SHARE

Earnings per share of common stock were $.54 for the second quarter of 1998, as compared to $.55 for the second quarter of 1997, a decrease of 2%. Earnings per share of common stock were $1.61 for the six months ended June 30, 1998, as compared to $1.73 for the six months ended June 30, 1997, a decrease of 7%.

The decrease in earnings per share for the quarter ended
       June 30, 1998, as compared to the same period in 1997, resulted from the combined effect of decreased electric and gas net operating revenues. Electric net operating revenues decreased primarily from a reduction in revenues related to fixed term rentals of certain electric facilities which were concluded in 1997. Gas net operating revenues decreased from the same period last year largely due to a decrease in usage by residential, commercial and industrial customers. A 14% decrease in billing degree days contributed to the reduction in gas net operating revenues. This decrease was largely offset by the favorable impact on earnings of a decrease in the Company's operation and maintenance costs in 1998 resulting primarily from a decrease in maintenance costs of the Company's electric generating plants. Also, partially offsetting this decrease was the net effect of various other items, including the positive earnings effect of a decrease in the number of outstanding shares of common stock, decreased federal income tax and increased depreciation expense on the Company's plant and equipment.

The decrease in per share earnings for the six months ended
 June 30, 1998, as compared to the same period in 1997, resulted largely from a decrease in electric net operating revenues due primarily to a decrease in sales resulting primarily from milder winter weather conditions experienced in the first quarter of 1998 compared to the same period in 1997. Also impacting this decrease was the net effect of various other items, including increased depreciation expense on the Company's plant and equipment and decreased operation and maintenance costs in 1998 resulting primarily from a decrease in maintenance costs of the Company's electric generating plants and its electric transmission and distribution systems.

RESULTS OF OPERATIONS

The following table reports the variation in the results of operations for the three months and the six months ended
 June 30, 1998 compared to the same periods for 1997:

                                      3 MONTHS ENDED JUNE 30,
                                                       INCREASE
                                    1998       1997   (DECREASE)
                                       (Thousands of Dollars)
Operating Revenues............... $112,106   $118,604  $ (6,498)
Operating Expenses...............   97,702    103,762    (6,060)
Operating Income.................   14,404     14,842      (438)
Other Income.....................    2,470      2,265       205
Income before Interest Charges...   16,874     17,107      (233)
Interest Charges.................    6,833      6,643       190
Net Income.......................   10,041     10,464      (423)
Dividends Declared on Cumulative
 Preferred Stock.................      807        807      -
Income Available for Common Stock $  9,234   $  9,657  $   (423)

                                    6 MONTHS ENDED JUNE 30,
                                    INCREASE
                                    1998       1997   (DECREASE)
                                       (Thousands of Dollars)

Operating Revenues............... $255,987   $270,479  $(14,492)
Operating Expenses...............  217,580    229,836   (12,256)
Operating Income.................   38,407     40,643    (2,236)
Other Income.....................    4,263      4,423      (160)
Income before Interest Charges...   42,670     45,066    (2,396)
Interest Charges.................   13,462     13,117       345
Net Income.......................   29,208     31,949    (2,741)
Dividends Declared on Cumulative
 Preferred Stock.................    1,614      1,614      -
Income Available for Common Stock $ 27,594   $ 30,335  $ (2,741)


OPERATING REVENUES

Operating revenues decreased $6.5 million (6%) for the second quarter of 1998 as compared to the second quarter of 1997 and decreased $14.5 million (5%) for the six months ended June 30,

1998. Details of these revenue changes by electric and gas departments are as follows:


                           INCREASE (DECREASE) FROM PRIOR PERIOD
                            SECOND QUARTER        SIX MONTHS
                           Electric     Gas    Electric    Gas
                                   (Thousands of Dollars)

Customer Sales....... $ 1,009  $ (5,866)*   $(1,643)   $ (7,566)*
Sales to Other
 Utilities...........   1,215       356       3,707         516
Fuel and Gas Cost
 Adjustment..........     971    (2,407)      1,109      (8,352)
Deferred Revenues....  (1,978)      746      (2,725)      1,391
Miscellaneous**......    (537)       (7)       (882)        (47)
                      $   680  $ (7,178)    $  (434)   $(14,058)

 *Both firm and interruptible revenues.
**Includes revenues from delivery service of electric for retail access customers and transportation of customer-owned gas.

SALES

The Company's sales vary seasonally in response to weather.
       Generally electric revenues peak in the summer and gas revenues peak in the winter.

Total kilowatt-hour sales of electricity within the Company's service territory increased 2%, while firm sales of natural gas decreased 18%, for the second quarter of 1998 as compared to the second quarter of 1997. For the six months ended June 30, 1998, electric sales decreased 1% and firm gas sales decreased 11% compared to the same period last year. Changes in sales from last year by major customer classifications, including interruptible gas sales, are set forth below. Also indicated are changes related to transportation of customer-owned gas:







                               -19-

                      INCREASE (DECREASE) FROM PRIOR PERIOD
                       SECOND QUARTER          SIX MONTHS
                      Electric    Gas        Electric   Gas
 Residential........     -       (14)%          (2)%  (10)%
 Commercial.........     5       (14)            2     (9)
 Industrial.........     2       (32)           (2)   (21)
 Interruptible......    N/A      (73)           N/A   (42)
 Transportation of
  Customer-owned
  Gas...............    N/A       17            N/A     7

Delivery service of electric retail access customers first began in the quarter ended March 31, 1998. The related volume was .2% of total own territory sales for both the quarter ended
 June 30, 1998, and the six months ended June 30, 1998.

Billing heating degree days were 14% lower for the quarter ended
 June 30, 1998 and 8% lower for the six months ended June 30, 1998 when compared to the same periods in 1997.

Sales of electricity to residential customers in the second quarter of 1998 remained flat from the comparable prior year period due to the net effect of a 1% decrease in usage per customer and a 1% increase in the number of customers.
 Commercial sales in the second quarter of 1998 increased 5% as compared to last year due to the combined effect of a 3% increase in usage per customer and a 2% increase in the number of customers. Electric sales to industrial customers increased
 2% in the second quarter of 1998.

For the six months ended June 30, 1998, sales of electricity to residential customers decreased 2% due to the net effect of a 3% decrease in usage per customer and a 1% increase in the number of customers. Sales to commercial customers increased
 2% due to the net effect of a 3% increase in the number of customers and a 1% decrease in the usage per customer.
 Electric sales to industrial customers decreased 2% for such six-month period.

Sales of gas to residential customers for the second quarter of 1998 decreased 14% due to the net effect of a 15% decrease in usage per customer and a 1% increase in the number of customers. Sales of gas to commercial customers for the second quarter of 1998 decreased 14% due to the net effect of a 17% decrease in usage per customer and a 3% increase in the number of customers. Firm gas sales to industrial customers decreased 32% for the second quarter of 1998 when compared to the same period in 1997, due primarily to decreased usage by a large industrial customer and the conversion of another large customer to gas transportation service.

For the six months ended June 30, 1998, residential gas sales decreased
 10% due to a decrease in usage per customer.
 Commercial gas sales decreased 9% due to the net effect of a 12% decrease in usage per customer and a 3% increase in the number of customers. Firm gas sales to industrial customers for the six months ended June 30, 1998 decreased 21% due largely to a decrease in usage by a large industrial customer and the conversion of another large customer to gas transportation service.

Interruptible gas sales decreased 73% in the second quarter of 1998 and 42% for the six months ended June 30, 1998, due largely to a decrease in boiler gas usage for electric generation.

Transportation gas volumes increased 17% for the second quarter and increased 7% for the six months ended June 30, 1998, due primarily to the conversion of a large industrial customer to gas transportation service.

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months and six months ended June 30, 1998 compared to the same periods for the prior year:

                          INCREASE (DECREASE) FROM PRIOR PERIOD
                            SECOND QUARTER        SIX MONTHS
                           Amount    Percent   Amount   Percent
                                   (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity............. $ 2,145      8 %    $  3,851     7 %
 Purchased Natural Gas....  (6,132)   (47)      (12,351)  (32)
 Other Expenses of
  Operation...............  (1,542)    (6)       (1,501)   (3)
 Maintenance..............    (288)    (4)         (541)   (4)
 Depreciation and
  Amortization............     509      5           854     4
 Taxes, Other than
  Federal Income Tax......    (411)    (3)         (902)   (3)
 Federal Income Tax.......    (341)    (6)       (1,666)   (9)
      Total............... $(6,060)    (6)%    $(12,256)   (5)%

Fuel and purchased electricity costs increased $2.1 million (8%) for the second quarter of 1998 and $3.9 million (7%) for the six months ended June 30, 1998, resulting primarily from increased sales of electricity to other utilities for both periods. Purchased natural gas costs decreased $6.1 million
 (47%) for the second quarter of 1998 resulting primarily from lower interruptible gas sales for usage as boiler fuel.
 Purchased natural gas costs decreased $12.4 million (32%) for the six months ended June 30, 1998 resulting primarily from the combined effect of a decrease in the restoration of deferred gas costs related to the Company's gas cost adjustment and a reduction in the base cost of gas resulting from decreased own territory firm sales.

Other expenses of operation decreased $1.5 million (6%) for the second quarter of 1998 from the combined effect of decreased pension costs, decreased provisions for uncollectible customer accounts and decreased costs associated with injuries and damages.

Federal income taxes decreased $1.7 million (9%) for the six months ended June 30, 1998, resulting primarily from decreased pre-tax operating income when compared to the same period of 1997.

COMMON STOCK DIVIDENDS

Reference is made to the caption "Common Stock Dividends and Price
 Ranges" on Page 37 of Item 7 to the Company's 10-K
 Report, and which is incorporated by reference in Part II, Item
 5 of said Report, for a discussion of the Company's dividend policies. On June 26, 1998, the Board of Directors of the Company declared a quarterly dividend of $.54 per share, payable August 1, 1998 to shareholders of record as of July 10, 1998, representing an increase of $.005, or 1%, over the $.535 per share level established one year ago.

































                               -23-

                  PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

     Asbestos Litigation.  For a discussion of lawsuits against
the Company involving asbestos, see Note 9   "Commitments and
Contingencies", to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Asbestos Litigation".

     Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. As of July 31, 1998, the Company has been a defendant in approximately 1,400 such individual lawsuits. Many of these lawsuits have been disposed of without any payment by the Company, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company's insurance does not extend to punitive damages.

     Former Manufactured Gas Plant Facilities. Reference is made to Note 9,"Commitments and Contingencies", to the Consolidated Financial Statements of the Company's 10-K Report, under the caption "Former Manufactured Gas Plant Facilities", for a description of a lawsuit filed by the City of Newburgh, New York
(City) against the Company involving one of the Company's former manufactured gas plant facilities.
     The Company has entered into an agreement ("Agreement") with the City that will allow the City to re-commence construction at its sewage treatment plant, which construction was halted in 1994 when the City found contaminants more than 15 feet beneath the ground surface. The Agreement provides for the City to construct a clarifier at the sewage treatment plant and to deal appropriately with any contaminants that may be encountered during the construction activities. The Company will fund these construction and related activities. The Agreement also requires the City to withdraw its damage claims in the litigation that relate to past and future costs of constructing the clarifier. The Company's preliminary estimate of the construction cost, including all of the related activities required by the Agreement, is approximately $2,000,000. A trial date for the issues remaining in the litigation has been set by the Court for November 2, 1998.
     The Company is conducting additional studies as part of the remedial investigation required by its Order on Consent with the New York State Department of Environmental Conservation (NYSDEC). The results of these studies are currently expected to be provided to the NYSDEC in the Fall of 1998.
     The Company is unable to predict the outcome of the litigation, nor can it make reasonable estimates of the costs of remedial actions that may be required by NYSDEC.

Item 5.   Other Information
     Nine Mile 2 Nuclear Generating Station (Nine Mile 2 Plant).
Reference is made to the caption "Results of Operations   Nuclear
Operations" in Item 7, Part I of the Company's 10-K Report for a discussion of the proposed plans of Niagara Mohawk Power Corporation (Niagara Mohawk) and Rochester Gas and Electric Corporation (both of which are tenants-in-common owners, together with the Company and others, of the Nine Mile 2 Plant) to establish a joint nuclear operation company to be known as New York Nuclear Operating Company (NYNOC). NYNOC is envisioned to assume full responsibility for operation of all nuclear plants in New York State, including the Nine Mile 2 Plant. On or about June 15, 1998, New York State Electric & Gas Corporation (NYSE&G), one of the other owners of the Nine Mile 2 Plant, commenced an action against Niagara Mohawk (which is the operator of the Nine Mile 2 Plant) in Supreme Court of the State of New York, Tompkins County, demanding, among others, judgment to (i) enjoin Niagara Mohawk from transferring operating responsibility of the Nine Mile 2 Plant to NYNOC; and (ii) declare that Niagara Mohawk may not transfer its operational responsibility for the Nine Mile 2 Plant to NYNOC without NYSE&G's consent. The Company can make no prediction as to the outcome of this litigation and the effect thereof of the NYNOC proposal on the Company.
     Labor Relations. Reference is made to the Company's 10-K Report, and to the discussion in Part I, Item 1 thereof under the subcaption "Labor Relations", of the Company's agreements with the International Brotherhood of Electrical Workers for its unionized employees, representing production and maintenance employees, customer relations representatives, service workers and clerical employees, excluding persons in managerial, professional or supervisory positions. Such Agreements were renegotiated effective July 1, 1998 and extend five years. These Agreements included a separate Labor Agreement for Fossil Production employees, general wage increases of 3.0 percent in each of the five years of the Agreements, improvements in the Company's pension and saving incentive plans; and increased flexibility for the Company to redeploy employees to other work activities as necessary.

Item 6.  Exhibits and Reports on Form 8-K

     (a)The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

        Exhibit No.
     Regulation S-K
        Item 601
       Designation             Exhibit Description

       (12) Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and
                               Preferred Stock Dividends.

       (27)                    Financial Data Schedule, pursuant
                               to Item 601(c) of Regulation S-K.

       (b)Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed the following Current
Reports on Form 8-K:

     (i) A Report, dated July 24, 1998, describing (i) the Order of the PSC issued and effective June 30, 1998, explaining in greater detail the Abbreviated Order of the PSC, issued and effective February 19, 1998, which February 19, 1998 Order modified and, as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among the Company, the PSC Staff and others as part of the PSC's "Competitive Opportunities" proceeding (ii) the Order, dated June 24, 1998, of the Federal Energy Regulatory Commission conditionally authorizing the establishment of an Independent System Operator by the member systems of the New York Power Pool and (iii) effective
          August 1, 1998, Mr. Paul J. Ganci's appointment by the Company's Board of Directors as President and Chief Executive Officer. Mr. John E. Mack, III, formerly Chairman of the Board and Chief Executive Officer, continues as Chairman of the Board.

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

Dated: August 5, 1998

























                                 -28-
