Form 10-Q
period 1998-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1998-11-06
CIK 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................September 30, 1998
                                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to...................
Commission file number...................................1-3268

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
         ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                        14-0555980
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK                  12601-4879
----------------------------------------              --------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (914) 452-2000
                                                   --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 16,911,387 shares outstanding as of September 30, 1998.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX




       PART I - FINANCIAL INFORMATION                               PAGE

Item 1 - Consolidated Financial Statements

         Consolidated Statement of Income -
          Three Months Ended September 30, 1998 and 1997              1

         Consolidated Statement of Income -
          Nine Months Ended September 30, 1998 and 1997               3

         Consolidated Balance Sheet - September 30, 1998
          and December 31, 1997                                       5

         Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997               8

         Notes to Consolidated Financial Statements                  11

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                 14


        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                           26

Item 4 - Submission of Matters to a Vote of
          Security Holders                                           27

Item 6 - Exhibits and Reports on Form 8-K                            27

Signatures                                                           29

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                        For the 3 Months Ended
                                                             September 30,
                                                          1998            1997
                                                       ---------        --------
                                                         (Thousands of Dollars)
Operating Revenues
 Electric..............................               $  108,262         $ 105,575
 Gas...................................                   10,569            13,520
                                                       ---------          --------
  Total - own territory................                  118,831           119,095
 Sales to other utilities..............                    6,892             4,412
                                                       ---------         ---------
                                                         125,723           123,507
                                                       ---------          --------
Operating Expenses
 Operation:
  Fuel used in electric generation.....                   25,856            19,569
  Purchased electricity................                   10,906            12,514
  Purchased natural gas................                    4,479             8,012
  Other expenses of operation..........                   24,467            23,997
 Maintenance...........................                    6,766             6,821
 Depreciation and amortization.........                   11,413            10,904
 Taxes, other than income tax..........                   15,538            16,328
 Federal income tax....................                    7,948             7,451
                                                       ---------          --------
                                                         107,373           105,596
                                                       ---------          --------

Operating Income.......................                   18,350            17,911
                                                       ---------          --------

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                       95               114
 Federal income tax....................                      159               199
 Other - net...........................                    1,947             1,706
                                                       ---------          --------
                                                           2,201             2,019
                                                       ---------          --------
Income Before Interest Charges.........                   20,551            19,930
                                                       ---------          --------

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            For the 3 Months Ended
                                                                September 30,
                                                       1998                     1997
                                                     --------                 --------
                                                   (Thousands, Except for Per Share Amounts)

Interest Charges
 Interest on mortgage bonds............                   3,559                   3,559
 Interest on other long-term debt......                   2,174                   2,203
 Other interest........................                     896                     644
 Allowance for borrowed funds
  used during construction.............                    (115)                    (71)
 Amortization of expense on debt.......                     227                     227
                                                      ---------                --------

                                                          6,741                   6,562
                                                      ---------                --------


Net Income.............................                  13,810                  13,368

Dividends Declared on Cumulative
 Preferred Stock.......................                     807                     807
                                                      ---------                --------
Income Available for Common Stock......                  13,003                  12,561
Dividends Declared on
 Common Stock..........................                   9,129                   9,290
                                                      ---------                --------

Balance Retained in the Business.......              $    3,874               $   3,271
                                                      =========                ========


Common Stock:
 Average Shares Outstanding (000s).....                  16,961                  17,408

 Earnings Per Share on Average Shares
 Outstanding...........................                   $.77                    $.72

 Dividends Declared....................                   $.54                    $.535

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            For the 9 Months Ended
                                                                September 30,
                                                       1998                     1997
                                                    ---------                 --------
                                                           (Thousands of Dollars)
Operating Revenues
 Electric..............................            $  299,893                $ 301,347
 Gas...................................                62,740                   80,265
                                                    ---------                 --------
  Total - own territory................               362,633                  381,612
 Sales to other utilities..............                19,078                   12,375
                                                    ---------                 --------
                                                      381,711                  393,987
                                                    ---------                 --------
Operating Expenses
 Operation:
  Fuel used in electric generation.....                62,731                   47,776
  Purchased electricity................                33,556                   39,981
  Purchased natural gas................                30,523                   46,407
  Other expenses of operation..........                72,600                   73,630
 Maintenance...........................                19,101                   19,698
 Depreciation and amortization.........                34,075                   32,712
 Taxes, other than income tax..........                48,075                   49,767
 Federal income tax....................                24,294                   25,462
                                                    ---------                 --------
                                                      324,955                  335,433
                                                    ---------                ---------

Operating Income.......................                56,756                   58,554
                                                    ---------                 --------

Other Income and Deductions
 Allowance for equity funds
  used during construction.............                   284                      297
 Federal income tax....................                   733                      558
 Other - net...........................                 5,447                    5,586
                                                    ---------                 --------
                                                        6,464                    6,441
                                                    ---------                 --------

Income Before Interest Charges.........                63,220                   64,995
                                                    ---------                 --------



                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                              For the 9 Months Ended
                                                                   September 30,
                                                          1998                     1997
                                                        --------                 --------
                                                    (Thousands, Except for Per Share Amounts)

Interest Charges
 Interest on mortgage bonds............                     10,678                  10,678
 Interest on other long-term debt......                      6,524                   6,584
 Other interest........................                      2,667                   1,923
 Allowance for borrowed funds
  used during construction.............                       (346)                   (185)
 Amortization of expense on debt.......                        679                     679
                                                         ---------                --------

                                                            20,202                  19,679
                                                         ---------                --------


Net Income.............................                     43,018                  45,316

Dividends Declared on Cumulative
 Preferred Stock.......................                      2,422                   2,422
                                                         ---------                --------
Income Available for Common Stock......                     40,596                  42,894
Dividends Declared on
 Common Stock..........................                     27,462                  27,894
                                                         ---------                --------

Balance Retained in the Business.......                 $   13,134               $  15,000
                                                         =========                ========


Common Stock:
 Average Shares Outstanding (000s).....                     17,084                  17,472

 Earnings Per Share on Average Shares
   Outstanding.........................                      $2.38                   $2.46

 Dividends Declared....................                      $1.615                  $1.60

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                               September 30,             December 31,
                                                   1998                     1997
                                               ------------              -----------
                                               (Unaudited)                (Audited)
                                                        (Thousands of Dollars)
          ASSETS
Utility Plant
 Electric.......................                 $1,204,463               $1,193,735
 Gas............................                    155,482                  151,222
 Common.........................                     94,364                   91,522
 Nuclear fuel...................                     42,319                   37,262
                                                  ---------                ---------
                                                  1,496,628                1,473,741
 Less: Accumulated depreciation.                    589,607                  560,304
       Nuclear fuel amortization                     34,619                   33,059
                                                  ---------                ---------
                                                    872,402                  880,378
 Construction work in progress..                     58,159                   52,413
                                                  ---------                ---------
   Net Utility Plant............                    930,561                  932,791
                                                  ---------                ---------

Investments and Other Assets
 Prefunded Pension Costs........                     36,047                   23,536
 Other..........................                     16,885                   14,958
                                                  ---------                ---------
   Total Investments and
    Other Assets................                     52,932                   38,494
                                                  ---------                ---------

Current Assets
 Cash and cash equivalents......                     23,407                    9,054
 Accounts receivable from
  customers-net of allowance for
  doubtful accounts.............                     40,448                   49,643
 Accrued unbilled utility
  revenues......................                      9,460                   16,229
 Other receivables..............                      1,153                    2,073
 Fuel, materials and supplies,
  at average cost...............                     25,175                   24,100
 Special deposits and
  prepayments...................                     19,246                   14,210
                                                  ---------                ---------
   Total Current Assets.........                    118,889                  115,309
                                                  ---------                ---------

Deferred Charges
 Regulatory assets..............                    129,503                  139,236
 Unamortized debt expense.......                      4,761                    5,002
 Other..........................                     23,402                   21,258
                                                  ---------                ---------
   Total Deferred Charges.......                    157,666                  165,496
                                                  ---------                ---------

Total Assets....................                 $1,260,048               $1,252,090
                                                  =========                =========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                              September 30,             December 31,
                                                                  1998                      1997
                                                              -----------               -------------
                                                              (Unaudited)                 (Audited)
                                                                       (Thousands of Dollars)

                   LIABILITIES and CAPITALIZATION

Capitalization
 Common Stock Equity
  Common stock, 30,000,000 shares
  authorized; shares issued
  ($5 par value):
  1998 - 17,554,987
  1997 - 17,554,987............                               $   87,775                  $   87,775
 Paid-in capital...............                                  284,465                     284,465
 Retained earnings.............                                  133,674                     120,540
 Reacquired capital stock......                                  (25,086)                     (9,398)
 Capital stock expense.........                                   (6,222)                     (6,278)
                                                               ---------                   ---------
   Total Common Stock Equity...                                  474,606                     477,104
                                                               ---------                   ---------

 Cumulative Preferred Stock
  Not subject to mandatory
   redemption..................                                   21,030                      21,030
  Subject to mandatory
   redemption..................                                   35,000                      35,000
                                                               ---------                   ---------
    Total Cumulative Preferred
     Stock.....................                                   56,030                      56,030
                                                               ---------                   ---------

 Long-term Debt................                                  356,790                     361,829
                                                               ---------                   ---------

    Total Capitalization.......                                  887,426                     894,963
                                                               ---------                   ---------

Current Liabilities
 Current maturities
  of long-term debt............                                   21,696                       1,317
 Accounts payable..............                                   18,693                      24,368
 Accrued taxes and interest....                                   15,197                       3,240
 Dividends payable.............                                    9,936                      10,052
 Accrued vacation..............                                    4,400                       4,339
 Customer deposits.............                                    4,102                       4,001
 Other.........................                                    6,304                       6,545
                                                               ---------                   ---------
   Total Current Liabilities...                                   80,328                      53,862
                                                               ---------                   ---------


                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                            September 30,              December 31,
                                                                1998                       1997
                                                            ------------               -------------
                                                             (Unaudited)                 (Audited)
                                                                       (Thousands of Dollars)
                   LIABILITIES and CAPITALIZATION

Deferred Credits and Other
 Liabilities
 Regulatory liabilities........                                   73,889                      81,271
 Operating reserves............                                    5,240                       6,582
 Other.........................                                   10,168                      10,019
                                                               ---------                   ---------
   Total Deferred Credits and
    Other Liabilities..........                                   89,297                      97,872
                                                               ---------                   ---------

Accumulated Deferred Income Tax                                  202,997                     205,393
                                                               ---------                   ---------

Total Capitalization and
 Liabilities...................                               $1,260,048                  $1,252,090
                                                               =========                   =========







                 See Notes to Consolidated Financial Statements.

                 See Notes to Consolidated Financial Statements.


                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the 9 Months Ended
                                                                    September 30,
                                                                1998                   1997
                                                              -------                 -------
                                                                    (Thousands of Dollars)
Operating Activities
  Net Income..........................                        $ 43,018               $ 45,316

  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:

    Depreciation, amortization and
      nuclear fuel amortization.......                          36,503                 36,101
    Deferred income taxes, net........                          (1,195)                 4,637
    Allowance for equity funds used
      during construction.............                            (284)                  (297)
    Nine Mile 2 Plant deferred
      finance charges, net............                          (3,642)                (3,642)
    Provision for uncollectibles......                           2,125                  2,475
    Accrued pension costs.............                          (8,106)                (6,420)
    Deferred gas costs................                            (489)                 4,081
    Deferred gas refunds..............                          (1,465)                 2,183
    Other - net.......................                            (616)                (2,601)

  Changes in current assets and
   liabilities, net:

    Accounts receivable and unbilled
     revenues.................                                  14,759                 11,196
    Fuel, materials and supplies......                          (1,075)                 2,167
    Special deposits and prepayments..                          (5,036)                (2,920)
    Accounts payable..................                          (5,675)               (10,106)
    Accrued taxes and interest........                          11,957                 14,643
    Other current liabilities.........                             (79)                (1,126)
                                                               -------                -------

  Net cash provided by operating
   activities.........................                          80,700                 95,687
                                                               -------               --------

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the 9 Months Ended
                                                            September 30,
                                                         1998         1997
                                                        ------        -----
                                                       (Thousands of Dollars)

Investing Activities
  Additions to plant..................               (34,082)          (28,035)
  Allowance for equity funds used
   during construction................                   284               297
                                                     -------           -------
  Net additions to plant..............               (33,798)          (27,738)
  Nine Mile 2 Plant decommissioning
   trust fund.........................                  (651)             (651)
  Other - net.........................                (1,479)             (499)
                                                     --------          --------
  Net cash used in investing
   activities.........................               (35,928)          (28,888)
                                                     -------           -------

Financing Activities
   Proceeds from issuance of
     long-term debt...................                16,502             1,169
   Repayments of short-term debt......                    -            (15,600)
   Retirement and redemption of
    long-term debt....................                (1,233)             (438)
   Dividends paid on cumulative
    preferred and common stock........               (30,000)          (30,331)
   Reacquired capital stock...........               (15,688)           (6,066)
                                                    ---------          --------
   Net cash used in financing
    activities........................               (30,419)          (51,266)
                                                    --------           --------

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the 9 Months Ended
                                                              September 30,
                                                           1998        1997
                                                         -------      --------
                                                        (Thousands of Dollars)

Net Change in Cash and Cash
 Equivalents ...................................          14,353          15,533

Cash and Cash Equivalents -
 Beginning of Year .............................           9,054           4,235
                                                         -------         -------

Cash and Cash Equivalents -
 End of Period .................................         $23,407         $19,768
                                                         =======         =======

Supplemental Disclosure of
 Cash Flow Information
   Interest paid (net of amounts
    capitalized) ...............................         $13,100         $13,365

   Federal income tax paid .....................          17,900          14,111
                                                         =======         =======












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

NOTE 2 - REGULATORY MATTERS

Amended Settlement Agreement Order

Reference is made to the Amended and Restated Settlement Agreement, as described in Item 7 under the caption "Competition/Deregulation" and Note 1 - "Regulatory Matters" to the Consolidated Financial Statements of the Company's 10-K Report, regarding the Company's plan for transition to a competitive generation and energy services market (Amended Settlement Agreement). The Company has received the final Order dated June 30, 1998, from the Public Service Commission of the State of New York (PSC) confirming the February 19, 1998 (Order) of the PSC adopting the terms of the Amended Settlement Agreement subject to modifications and conditions therein, which modifications and conditions were approved by the PSC on February 4, 1998. These modifications and conditions include the following: a) the PSC reserved its authority to require an auction and transfer of the Company's fossil-fueled electric generating assets prior to June 30, 2001, if such accelerated auction and transfer is found by the PSC to be in the public interest (at September 30, 1998, the net book value of the Company's fossil generating assets represented approximately 19% of net utility plant); b) the PSC directed the PSC Staff to provide assurance that the Company does not incur imprudent generation costs which could be avoided by divestiture of fossil-fueled electric generating assets prior to June 30, 2001; c) "Strandable costs" of the Company, as defined in the Amended Settlement Agreement, were clarified to be those "production expenditures of the Company made in fulfilling its obligation to serve and provide safe, reliable electric service to customers within its franchise territory which are not expected to be recoverable in a competitive electricity market"; d) the PSC added a provision dealing with mergers and acquisitions; namely, pursuant to a petition filed jointly or individually by the Company, the Company will have the flexibility to retain, on a cumulative basis, all savings associated with an acquisition or merger with another utility for a period of five years from the date of closing of any merger or acquisition up to the amount of the acquisition premium paid over the lesser of book value or fair market value of assets merged or acquired, and savings in excess of the recovery will be disposed of by order of the PSC.

Impact of Amended Settlement Agreement on Accounting Policies

The Amended Settlement Agreement creates certain changes to the Company's accounting policies. The Company's accounting policies conform to generally accepted accounting principles, which, for regulated public utilities, include Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) as issued by the Financial Accounting Standards Board (FASB). Under SFAS 71, regulated companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in rates. If some portion of an enterprise's operations are regulated and meet the appropriate criteria, SFAS 71 is applied only to the regulated portion of the enterprise's operations.

Upon approval of the Amended Settlement Agreement by the PSC, the Company applied the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101) to the fossil-fueled generating portion of its business. Therefore, on February 4, 1998 the Company discontinued application of SFAS 71 to its fossil-fueled generating portion of its business. Because the Amended Settlement Agreement includes a provision for future recovery of costs, the application of SFAS 101 to the fossil-fueled generating portion of the Company's business did not have a significant effect on the Company's financial position or results of operations as of such discontinuance. Certain regulatory assets and liabilities have been created as a result of transactions relating to the Company's fossil-fueled generating assets. At September 30, 1998, net regulatory assets associated with the fossil-fueled generating assets totaled $6.7 million. The Company did not charge against income any of these net regulatory assets because recovery of such assets is considered probable under the Amended Settlement Agreement.

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

Formation of Holding Company

Reference  is made to the  caption  "Amended  Settlement  Agreement"  of Note 1,
  "Regulatory Matters," to the Consolidated Financial Statements of the Company's 10-K Report and to the Company's Form 8-K, dated January 7, 1998, in which a proposed new holding company structure for the Company was disclosed in the context of the PSC's Competitive Opportunities Proceeding. Effective April 24, 1998, the Company formed a wholly-owned subsidiary named CH Energy Group, Inc., which, upon a one-for-one share exchange, will become the holding company owner of Central Hudson Gas & Electric Corporation. The Company has received approval from the Federal Energy Regulatory Commission, the Securities and Exchange Commission, the Nuclear Regulatory Commission and at a Special Meeting of Shareholders, on September 25, 1998, shareholder approval. Results of the shareholder vote, approving the holding company restructuring, were reported on Form 8-K dated October 9, 1998. The holding company restructuring will be delayed until some time during the first half of 1999 in order for the Company to coordinate closely with such restructuring the transfer of up to $100
                                     - 13 -
  million in equity (as authorized by the PSC under said Amended Settlement Agreement referred to above under the subcaption "Amended Settlement Agreement Order") from the Corporation to unregulated business ventures. Initially, the holding company will be comprised of Central Hudson Gas & Electric Corporation and its existing subsidiaries as described under the subcaption "Affiliates" under the caption "Other Matters" of Item 1 of the Company's 10-K Report, with the exception of Phoenix Development Company, Inc. which will remain a wholly owned subsidiary of Central Hudson Gas & Electric Corporation. The holding company may also establish other subsidiaries over time.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9,"Commitments and Contingencies", to the Consolidated Financial Statements of the Company's 10-K Report. Except for that which is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended September 30, 1998, and all documents previously filed with the Securities and Exchange Commission in 1998, there have been no material changes in the subject matters discussed in said Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The growth of retained earnings in the first nine months of 1998 contributed to the increase in the book value of common stock from $27.61 at December 31, 1997 to $28.06 at September 30, 1998; however, the common equity ratio decreased from 53.2% at

  December 31, 1997 to 52.2% at September 30, 1998, due to the combined effect of the repurchase of common stock which exceeded the increase in retained earnings and the issuance of $15 million Medium Term Notes as discussed below.

For the nine months ended  September 30, 1998, the Company  repurchased  368,400 shares of its common stock for $15.7 million under its stock repurchase program (See Note 6, "Capitalization- Capital Stock", to the Consolidated Financial Statements of the Company's 10-K Report).

For the nine months ended September 30, 1998, cash  expenditures  related to the construction program of the Company amounted to $33.5 million. The amount shown on the Consolidated Statement of Cash Flows for "Net additions to Plant" of $33.8 million includes the debt portion of $346,000 of the Allowance for Funds Used During Construction ("AFDC", as such term is described in Note 1, "Regulatory Matters", to the Consolidated Financial Statements of the Company's 10-K Report). The cash requirements for such expenditures were funded from internal sources.

The Company has $52 million of committed short-term credit facilities available.
  In order to diversify its sources of short-term financing, the Company has also entered into short-term credit facilities with several commercial banks. At September 30, 1998, the Company had no short-term debt outstanding and had investments in short-term securities in the amount of $31.1 million at the end of September 1998. Authorization from the PSC limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate.

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

As described  in  Note  7,"Capitalization-Long-Term  Debt",  to the Consolidated
  Financial Statements of the Company's 10-K Report, the Company's interest rate cap agreement expired in April 1998. On April 1, 1998, the Company entered into an interest rate cap agreement with a bank, which agreement expires March 31, 2000. Under this agreement, in the event a nationally recognized tax-exempt bond interest rate index exceeds 5%, the Company will receive a payment from such bank equal to the amount by which the actual interest costs on its variable rate 1985 and 1987 New York State Energy Research and Development Authority Bonds exceeds 5% per annum. This agreement has the effect of limiting the interest the Company must pay on such bonds (on a $115.9 million notional amount) to the lesser of their actual rate or 5% per annum.

On May 5, 1998, Moody's Investor Service, Inc. upgraded the Company's senior secured debt rating from "A3" to "A2". The Company's other service debt ratings are "A" from Standard and Poor's Corporation, Duff & Phelps Credit Rating Co. and Fitch/IBCA.

On September 8, 1998, the Company issued and sold 5.93% Medium Term Notes under its Medium Term Note Program. The principal amount of the notes is $15 million and matures on September 10, 2001. The net proceeds to the Company were $14,947,500 or 99.65%.

The Company  intends  to  refinance  its  8.375%  series  NYSERDA  bonds  ($16.7 million)on or soon after their call date on December 1, 1998 at a lower cost.

EARNINGS PER SHARE

Earnings per share of common stock were $.77 for the third quarter of 1998, as compared to $.72 for the third quarter of 1997, an increase of 7%. Earnings per share of common stock were $2.38 for the nine months ended September 30, 1998, as compared to $2.46 for the nine months ended September 30, 1997, a decrease of 3%.

The increase in earnings per share for the quarter ended September 30, 1998, as compared to the same period in 1997, resulted primarily from the increased electric and gas net operating revenues largely due to increased electric sales to residential, commercial and industrial customers and also, sales to other utilities. These increases were partially offset by the non-recurring provision for the non-recoverable portion of a purchased power contract. The increase in gas net operating revenues results primarily from favorable reconciling adjustments to gas costs collected from customers through the company's gas cost adjustment. Also contributing to the increased earnings is the combined effect of decreased property taxes and decreased payroll taxes and the favorable impact of the Company's common stock repurchase program. Offsetting these increases were increased operation and maintenance costs in 1998 resulting from increased output of the Company's electric generating plants and the net effect of various other items, including increased depreciation expense on the Company's plant and equipment.

The decrease in per share earnings for the nine months ended September 30, 1998, as compared to the same period in 1997, resulted largely from a decrease in electric net operating revenues due primarily to the non-recurring final provision for the non-recoverable portion of a purchased power contract. Also impacting this decrease was the net effect of various other items, including increased depreciation expense on the Company's plant and equipment and the favorable impact of the Company's common stock repurchase program.

RESULTS OF OPERATIONS

The following table reports the variation in the results of operations for the three months and the nine months ended September 30, 1998 compared to the same periods for 1997:

                                                   3 MONTHS ENDED SEPTEMBER 30,
                                                                            INCREASE
                                             1998              1997        (DECREASE)
                                             ----              ----        ----------
                                                       (Thousands of Dollars)
Operating Revenues...............          $125,723          $123,507         $  2,216
Operating Expenses...............           107,373           105,596            1,777
                                            -------           -------          -------
Operating Income.................            18,350            17,911              439
Other Income.....................             2,201             2,019              182
                                            -------           -------          -------
Income before Interest Charges...            20,551            19,930              621
Interest Charges.................             6,741             6,562              179
                                            -------           -------          -------
Net Income.......................            13,810            13,368              442
Dividends Declared on Cumulative
 Preferred Stock.................               807               807             -
                                            -------           -------          -------
Income Available for Common Stock          $ 13,003          $ 12,561         $    442
                                            =======           =======          =======


                                                   9 MONTHS ENDED SEPTEMBER 30,
                                                                            INCREASE
                                             1998              1997        (DECREASE)
                                             ----              ----        ----------
                                                      (Thousands of Dollars)

Operating Revenues...............          $381,711          $393,987         $(12,276)
Operating Expenses...............           324,955           335,433          (10,478)
                                            -------           -------          -------
Operating Income.................            56,756            58,554           (1,798)
Other Income.....................             6,464             6,441               23
                                            -------           -------          -------
Income before Interest Charges...            63,220            64,995           (1,775)
Interest Charges.................            20,202            19,679              523
                                            -------          --------          -------
Net Income.......................            43,018            45,316           (2,298)
Dividends Declared on Cumulative
 Preferred Stock.................             2,422             2,422             -
                                            -------           -------          -------
Income Available for Common Stock          $ 40,596          $ 42,894         $ (2,298)
                                            =======           =======          =======

OPERATING REVENUES

Operating revenues increased $2.2 million (2%) for the third quarter of 1998 as compared to the third quarter of 1997 and decreased $12.3 million (3%) for the nine months ended September 30, 1998. Details of these revenue changes by electric and gas departments are as follows:

                                   INCREASE (DECREASE) FROM PRIOR PERIOD
                                THIRD QUARTER               NINE MONTHS
                              Electric       Gas       Electric         Gas
                             ---------    ---------    ---------    ----------
                                          (Thousands of Dollars)

Customer Sales ...........    $  4,842     $ (3,228)*    $  3,199     $(10,794)*
Sales to Other
 Utilities ...............       2,484           (4)        6,191          512
Fuel and Gas Cost
 Adjustment ..............         468           28         1,577       (8,325)
Deferred Revenues ........      (2,445)         256        (5,170)       1,648
Miscellaneous** ..........        (178)          (7)       (1,060)         (54)
                              --------     --------      --------     --------
                              $  5,171     $ (2,955)     $  4,737     $(17,013)
                              ========     ========      ========     ========

 *Both firm and interruptible revenues.
**Includes revenues from delivery service of electric for retail access customers, transportation of customer-owned gas and sales to customers outside the Company's service territory.

SALES

The Company's sales vary seasonally in response to weather. Generally electric revenues peak in the summer and gas revenues peak in the winter.

Total kilowatt-hour  sales of electricity within the Company's service territory increased 6%, while firm sales of natural gas decreased 9%, for the third quarter of 1998 as compared to the third quarter of 1997. For the nine months ended September 30, 1998, electric sales increased 2% and firm gas sales decreased 11% compared to the same period last year. Changes in sales from last year by major customer classifications, including interruptible gas sales, are set forth below. Also indicated are changes related to transportation of customer-owned gas:

                                       INCREASE (DECREASE) FROM PRIOR PERIOD
                                        THIRD QUARTER          NINE MONTHS
                                       Electric     Gas        Electric   Gas
                                       --------     ---        --------   ----
 Residential .........................     7        (9)%           1      (10)%
 Commercial ..........................     6         --            3       (8)
 Industrial ..........................     6       (52)             1     (28)
 Interruptible .......................   N/A       (47)           N/A     (44)
 Transportation of
  Customer-owned
  Gas ................................   N/A          1           N/A       5

Delivery service of electric retail access customers first began in the quarter ended March 31, 1998. The related volume was .9% and .4% of total own territory sales for the quarter and for the nine months ended September 30, 1998, respectively.

Sales of electricity to residential customers in the third quarter of 1998 increased 7% primarily from an increase in usage per customer. Commercial sales in the third quarter of 1998 increased 6% as compared to last year due to the combined effect of a 3% increase in usage per customer and a 3% increase in the number of customers. Electric sales to industrial customers increased 6% in the third quarter of 1998 due primarily to an increase in usage by a large industrial customer.

For the nine  months  ended   September  30,  1998,   sales  of  electricity  to
   residential customers increased 1% due to an increase in usage per customer. Sales to commercial customers increased 3% due to the combined effect of a 2% increase in the number of customers and a 1% increase in the usage per customer. Electric sales to industrial customers increased 1% for such nine-month period.

Sales of gas to residential customers for the third quarter of 1998 decreased 9%
   due to the net effect of a 10% decrease in usage per customer and a 1% increase in the number of customers. Sales of gas to commercial customers for the third quarter of 1998 remained flat due to the net effect of a 4% increase in the number of customers and a 4% decrease in usage per customer. Firm gas sales to industrial customers decreased 52% for the third quarter of 1998 when compared to the same period in 1997, due primarily to decreased usage by a large industrial customer and the conversion of a number of industrial customers to gas transportation service.

For the nine months ended September 30, 1998,  residential  gas sales  decreased
   10% due to a decrease in usage per customer.

Commercial gas sales decreased 8% due to the net effect of a 11% decrease in usage per customer and a 3% increase in the number of customers. Firm gas sales to industrial customers for the nine months ended September 30, 1998 decreased 28% due largely to a decrease in usage by a large industrial customer and the conversion of a number of industrial customers to gas transportation service.

Interruptible gas sales decreased 47% in the third quarter of 1998 and 44% for the nine months ended September 30, 1998, due largely to a decrease in boiler gas usage for electric generation.

Transportation gas volumes increased 1% for the third quarter and increased 5% for the nine months ended September 30, 1998, due primarily to the conversion of a number of industrial customers to gas transportation service.

OPERATING EXPENSES

Thefollowing table reports the variation in the operating expenses for the three months and nine months ended September 30, 1998 compared to the same periods for the prior year:

                         INCREASE (DECREASE) FROM PRIOR PERIOD
                            THIRD QUARTER              NINE MONTHS
                           ---------------             -----------
                         Amount       Percent      Amount      Percent
                         ------       -------      ------      -------
                                       (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity ........   $  4,679        15 %     $  8,530          10%
 Purchased Natural Gas     (3,533)        (44)     (15,884)        (34)
 Other Expenses of
  Operation ..........        470           2       (1,030)         (1)
 Maintenance .........        (55)         (1)        (597)         (3)
 Depreciation and
  Amortization .......        509           5        1,363           4
 Taxes, Other than
  Federal Income Tax .       (790)         (5)      (1,692)         (3)
 Federal Income Tax ..        497           7       (1,168)         (5)
                         --------    --------     --------    --------
      Total ..........   $  1,777           2%    $(10,478)         (3)%
                         ========    ========     ========    ========

Fuel and purchased electricity costs increased $4.7 million (15%) for the third quarter of 1998 and $8.5 million (10%) for the nine months ended September 30, 1998, resulting from the combined effect of higher electric sales
   (including sales to other utilities) and the non-recurring final provision for the non-recoverable portion of a purchased power contract. Purchased natural gas costs decreased $3.5 million (44%) for the third quarter of 1998 resulting primarily from lower interruptible gas sales for usage as boiler fuel. Also contributing to this decrease was the favorable reconciling adjustments to gas costs collected from customers through the Company's gas cost adjustment. Purchased natural gas costs decreased $15.9 million (34%) for the nine months ended September 30, 1998 resulting primarily from the combined effect of lower interruptible gas sales for usage as boiler fuel, a decrease in the restoration of deferred gas costs related to the Company's gas cost adjustment and a reduction in the base cost of gas resulting from decreased own territory firm sales.

COMMON STOCK DIVIDENDS

Reference is made to the caption "Common Stock Dividends and Price Ranges" on Page 37 of Item 7 to the Company's 10-K

Report, and which is incorporated  by  reference  in  Part  II,  Item 5 of said
  Report, for a discussion of the Company's dividend policies. On September 25, 1998, the Board of Directors of the Company declared a quarterly dividend of $.54 per share, payable November 2, 1998 to shareholders of record as of October 9, 1998, representing an increase of $.005, or 1%, over the $.535 per share level established one year ago.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q and the documents incorporated by reference may contain statements which, to the extent they are not recitations of historical fact, constitute "forward- looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). These statements will contain words such as "believes", "expects", "intends", "plans", and other similar words. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery and certain environmental matters as well as such other factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and all documents subsequently filed with the Securities and Exchange Commission.

Given these uncertainties, undue reliance should not be placed on these forward-looking statements.


THE YEAR 2000 ISSUE

Overview

Thedate change in the year 2000 has the potential to disrupt the proper functioning of computer programs and embedded system chips which employ two digit year representation and may be unable to distinguish between the year 1900 and the year 2000. This problem is believed to be widespread and expensive to correct throughout the economy.

The Company has established  its "Year 2000 Project" ("Project") to analyze and, if necessary, correct this problem as it relates to all effected Company operations. The Project is a high-priority undertaking, encompassing all aspects of the Company's operations. A Project Committee comprised of Company officers reports directly to the Chief Executive Officer on a monthly basis on the status of its efforts to assess and remediate mission critical and business critical systems. The Project is currently on schedule and completion is expected by July 1999. In addition, the Company is coordinating its efforts with industry organizations to remediate potential problems on the electric transmission grid and interstate gas pipeline system.

Scope & Status

The Company's Year 2000 Project began in 1995.  Project  Teams were  established for each major area of operations to address computer hardware and software operating systems and infrastructure, information systems applications, telecommunication services, digital systems and devices with embedded processors. In addition, contacts were established with major suppliers to assess their Year 2000 compliance status.

As of September 30, 1998, the inventory and assessment of substantially all of the Company mission critical and business critical systems and programs has been completed. Mission critical are those systems with a potential to affect the delivery of electricity and natural gas to the customer, the safety of individuals and the integrity of the environment. Business critical systems are those with the potential to affect the financial and operational infrastructure of the Company.

Remediation, testing and implementation of modifications to Company systems to achieve Year 2000 compliant status for critical systems are on schedule. Evaluation of the Year 2000 compliant status of key suppliers is also on schedule. An independent review of the Company's Year 2000 project is scheduled for completion by June 30, 1999.

Risks
Given the complexity of Year 2000 issues in the gas and electric industry and related industries, even the most comprehensive program cannot assure that unforeseen problems will not occur. Therefore contingency plans are under development. The Company is unable at this time to determine whether any unforeseen impacts could have a material effect on the Company's financial condition.

Costs
The total cost of the Company's Year 2000 Project, which is estimated at $3 million, is not expected to have a material effect on the Company's financial position.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Asbestos Litigation. For a discussion of lawsuits against the Company involving asbestos, see Note 9 - "Commitments and Contingencies", to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Asbestos Litigation".

         Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for deaths and injuries allegedly caused by exposure to asbestos. As of September 30, 1998, the Company has been a defendant in approximately 1,475 such individual lawsuits. Many of these lawsuits have been disposed of without any payment by the Company, or for immaterial amounts. As of September 30, 1998, 542 such individual lawsuits were pending against the Company. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company's insurance does not extend to punitive damages.

         Former Manufactured Gas Plant Facilities. Reference is made to Note 9, "Commitments and Contingencies", to the Consolidated Financial Statements of the Company's 10-K Report, under the caption "Former Manufactured Gas Plant
Facilities", and to the similar caption in Part II, Item 1 of the Company's Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 1998, for a description of a lawsuit filed by the City of Newburgh, New York (City) against the Company involving one of the Company's former manufactured gas plant facilities.

         The cost to the Company of constructing a clarifier at the City's sewage treatment plant and related activities, as described in said Quarterly Report, is now estimated to be approximately $2.9 million. A trial date for the issues remaining in this litigation has now been set by the Court for November 30, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

         Reference is made to the Company's Current Report, on Form 8-K, dated October 9, 1998, for a discussion of the results of the matter submitted to a vote of the holders of the Company's Common Stock at a special meeting of shareholders held on September 25, 1998.

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

  Exhibit No.
Regulation S-K
   Item 601
 Designation                        Exhibit Description
                                    --------------------

(12) Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(27)                                Financial Data  Schedule, pursuant  to  Item
                                    601(c) of Regulation S-K.

         (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed the following Current Reports on Form 8-K:

                  (i) A Report, dated October 9, 1998, describing the results of the matter submitted to a vote of the holders of the Company's Common Stock at a special meeting of shareholders held on September 25, 1998.

                  (ii)     A Report,  dated  July 24,  1998,  as amended by Form
                           8-K/A Amendment No. 1, dated August 14, 1998, describing (a) the Order of the PSC issued and effective June 30, 1998, explaining in greater detail the Abbreviated Order of the PSC, issued and effective February 19, 1998, which February 19, 1998 Order modified and, as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among the Company, the PSC Staff and others as part of the PSC's "Competitive Opportunities" proceeding, (b) the Order, dated June 24, 1998, of the Federal Energy Regulatory Commission conditionally authorizing the establishment of an Independent System Operator by the member systems of the New York Power Pool, and
                           (c) effective August 1, 1998, Paul J. Ganci's appointment by the Company's Board of Directors as President and Chief Executive Officer. John E. Mack, III, formerly Chairman of the Board and Chief Executive Officer, continues as Chairman of the Board.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                       (Registrant)


                                     By:  (SGD.) DONNA S. DOYLE
                                          -------------------------------------
                                                 Donna S. Doyle
                                                    Controller
                                           Authorized Officer and Chief
                                                Accounting Officer

Dated: November 6, 1998