Form 10-K405/A
period 1997-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1998-12-08
CIK 18647

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K/A

                         AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

     For the fiscal year ended.................December 31, 1997

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

     Title of each class                Name of each exchange on
                                        which registered
Common Stock, $5.00 par value           New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

                       Title of each class:
                   Cumulative Preferred Stock:
                          4 1/2% Series
                           4.75% Series

     Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X       No

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 9, 1998 was $689,835,480 based upon the lowest price at which Registrant's Common Stock was traded on such date, as reported on the New York Stock Exchange listing of composite transactions.

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

     Registrant, in response to the Commission's letter of comments, dated November 23, 1998, hereby amends Exhibit 12 to correct certain minor errors. Amended Exhibit 12 is attached hereto.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION



                    By:     (SGD.) PAUL J. GANCI
                               Paul J. Ganci
                   (President and Chief Executive Officer)

Dated:   December 8, 1998

                        INDEX TO EXHIBITS




Exhibit Number
(Registration S-K
     Item 601
Designation)                            Exhibit


  (12) Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined fixed Charges and Preferred Stock Dividends

  (27)                   Financial Data Schedule, pursuant to
                         Item 601(c) of Regulation S-K.


