Form 10-Q/A
period 1998-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1998-12-08
CIK 18647

                           FORM 10-Q/A

                         AMENDMENT NO. 1

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                    _________________________

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period
ended.............................................March 31, 1998

                                OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............to....................
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



              By:    (SGD.) DONNA S.DOYLE
                   Donna S. Doyle
                   Controller Authorized Officer and
                      Chief Accounting Officer


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