Form 10-Q/A
period 1998-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1998-12-08
CIK 18647

                           FORM 10-Q/A

                         AMENDMENT NO. 1

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                    _________________________

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period
ended...............................................June 30, 1998

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