Form 10-Q/A
period 1998-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1998-12-08
CIK 18647

                           FORM 10-Q/A

                         AMENDMENT NO. 1

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                    _________________________

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended...............September 30, 1998

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

    Registrant hereby amends and as amended, restates, the following items to its Quarterly Report, on Form 10-Q, for the quarterly period ended September 30, 1998, as set forth below, in response to the Commission's letter of comments dated November
23, 1998:

    1.   The material under the subcaption "THE YEAR 2000
ISSUE" of ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS is amended and as amended Item 2 of Part I reads as follows:

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

For the nine months ended September 30, 1998, the Company repurchased 368,400 shares of its common stock for $15.7 million under its stock repurchase program (See Note 6, "Capitalization-Capital Stock", to the Consolidated Financial Statements of the Company's 10-K Report).

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

The decrease in per share earnings for the nine months ended
       September 30, 1998, as compared to the same period in 1997, resulted largely from a decrease in electric net operating revenues due primarily to the non-recurring final provision for the non-recoverable portion of a purchased power contract. Also impacting this decrease was the net effect of various other items, including increased depreciation expense on the Company's plant and equipment and the favorable impact of the Company's common stock repurchase program.
RESULTS OF OPERATIONS

The following table reports the variation in the results of
       operations for the three months and the nine months ended
 September 30, 1998 compared to the same periods for 1997:

                                    3 MONTHS ENDED SEPTEMBER 30,

                                                       INCREASE
                                    1998       1997   (DECREASE)
                                       (Thousands of Dollars)

Operating Revenues............... $125,723   $123,507  $  2,216
Operating Expenses...............  107,373    105,596     1,777
Operating Income.................   18,350     17,911       439
Other Income.....................    2,201      2,019       182
Income before Interest Charges...   20,551     19,930       621
Interest Charges.................    6,741      6,562       179
Net Income.......................   13,810     13,368       442
Dividends Declared on Cumulative
 Preferred Stock.................      807        807      -
Income Available for Common Stock $ 13,003   $ 12,561  $    442


                                    9 MONTHS ENDED SEPTEMBER 30,

                                                       INCREASE
                                    1998       1997   (DECREASE)
                                       (Thousands of Dollars)

Operating Revenues............... $381,711   $393,987  $(12,276)
Operating Expenses...............  324,955    335,433   (10,478)
Operating Income.................   56,756     58,554    (1,798)
Other Income.....................    6,464      6,441        23
Income before Interest Charges...   63,220     64,995    (1,775)
Interest Charges.................   20,202     19,679       523
Net Income.......................   43,018     45,316    (2,298)
Dividends Declared on Cumulative
 Preferred Stock.................    2,422      2,422      -
Income Available for Common Stock $ 40,596   $ 42,894  $ (2,298)








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

                           INCREASE (DECREASE) FROM PRIOR PERIOD
                            THIRD QUARTER        NINE MONTHS
                       Electric     Gas      Electric      Gas
                                   (Thousands of Dollars)

Customer Sales....... $ 4,842  $ (3,228)*   $ 3,199    $(10,794)*
Sales to Other
 Utilities...........   2,484        (4)      6,191         512
Fuel and Gas Cost
 Adjustment..........     468        28       1,577      (8,325)
Deferred Revenues....  (2,445)      256      (5,170)      1,648
Miscellaneous**......    (178)       (7)     (1,060)        (54)
                      $ 5,171  $ (2,955)    $ 4,737    $(17,013)

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

                      INCREASE (DECREASE) FROM PRIOR PERIOD
                       THIRD QUARTER          NINE MONTHS
                      Electric    Gas        Electric   Gas
 Residential........     7       ( 9)%           1    (10)%
 Commercial.........     6         -             3     (8)
 Industrial.........     6       (52)            1    (28)
 Interruptible......    N/A      (47)           N/A   (44)
 Transportation of
  Customer-owned
  Gas...............    N/A        1            N/A     5

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

OPERATING EXPENSES

The following table reports the variation in the operating expenses for the three months and nine months ended September 30, 1998 compared to the same periods for the prior year:

                           INCREASE (DECREASE) FROM PRIOR PERIOD
                            THIRD QUARTER        NINE MONTHS
                           Amount    Percent   Amount   Percent
                                   (Dollars in Thousands)
Operating Expenses
 Fuel and Purchased
  Electricity............. $ 4,679     15 %    $  8,530    10%
 Purchased Natural Gas....  (3,533)   (44)      (15,884)  (34)
 Other Expenses of
  Operation...............     470      2        (1,030)   (1)
 Maintenance..............     (55)    (1)         (597)   (3)
 Depreciation and
  Amortization............     509      5         1,363     4
 Taxes, Other than
  Federal Income Tax......    (790)    (5)       (1,692)   (3)
 Federal Income Tax.......     497      7        (1,168)   (5)
      Total............... $ 1,777      2%     $(10,478)   (3)%

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

THE YEAR 2000 ISSUE

Overview

Over the last several decades, computer systems and programs were designated to identify the year with two digits. On January 1, 2000 (Year 2000), errors may occur if computers cannot distinguish between 1900 and 2000 (Year 2000 Problem). All mainframe and personal computers, and related systems, application code and process control systems using embedded chip technology have a potential for being adversely affected by the use of two digit definitions for the identification of the year component of date information. These include corporate business applications, facilities maintenance and operation systems, energy generation, control and distribution processes, customer service and support activities and the equipment related to the support of these activities. If such adverse effects are not successfully remediated before December 31, 1999, interruption to electric and/or natural gas service could occur, with attendant lost revenues and adverse customer relations impacts.

At the Company, the Year 2000 Problem Project (Project) is a high priority undertaking, encompassing all aspects of the Company's operations. The Project focuses on mission critical systems affecting delivery of service to the Company's customers and business critical applications necessary to the operational and financial stability of the Company. The Project is currently on schedule with completion projected by June 1999. A Project Committee comprised of Company officers reports directly to the Chief Executive Officer on a monthly basis and to the Board of Directors on the status of its efforts to assess and remediate any Year 2000 Problem of the Corporation.

The Company is actively engaged in the coordination and remediation of Year 2000 Problems potentially affecting interconnection affiliations, electric transmission grid impact planning, service reliability and emergency and operational requirements with the North American Electric Reliability Council
(NERC) and the New York Power Pool (NYPP). The Company has combined with domestic and international electric utilities in developing and sharing information through the Electric Power Research Institute (EPRI) data base addressing Year 2000 Problem assessment, testing and remediation of digital and embedded systems. Under the NERC guidelines, the Company's remediation is scheduled for completion by July 1999. The Company's state regulatory body, the New York Public Service Commission, has accepted the NERC guidelines and schedule. The Company has joined in similar initiatives to facilitate Year 2000 Problem solving among electric and gas utilities under the auspices of the Edison Electric Institute (EEI) and American Gas Association
(AGA), respectively.

The Company has not experienced any significant Year 2000 Problems to date nor does it anticipate problems which may impact the Company's ability to provide uninterrupted service to its customers. However, given the complexity of Year 2000 Problems and the Company's technology sensitive industry, even the most comprehensive and intensive program cannot guarantee that an unforeseen problem will not occur. Therefore, all Company operational emergency, disaster recovery and contingency plans currently in place are being reviewed against potential Year 2000 Problem impacts. A Year 2000 Problem contingency plan to deal with any unanticipated problems which may occur will be to deal with any unanticipated problems which may occur will be in place by the summer of 1999 and will address the reasonably likely worst-case scenarios. This Contingency Plan will identify supplemental staffing required to manually operate critical systems and intervene to resolve unanticipated problems. The Company also plans for an independent, external review and assessment of all Project activities by the second quarter of 1999.

Scope & Status

The Project began in 1995 to determine the potential for the Year 2000 Problem to interrupt the Company's ability to provide reliable electric and gas services to its customers. The Project Committee was established to address the issues and established Year 2000 Problem project teams for each major operating area (Generation, Transmission & Distribution, Engineering & Environmental, Information Systems and Energy Control) to address the following key components:

 1. Computer hardware and software operating systems and infrastructure;
 2. Information applications, including customer service, financial and human resource systems;
 3.   Telecommunication systems;
 4. Digital systems and devices with embedded processors such as power instrumentation, controls and metering; and
 5.   Major suppliers.

As of October 31, 1998, that part of the Project dealing with the inventory and assessment of all known Company mission critical and business critical systems had been completed. These items are those believed by the Company to affect the delivery of service to the customer, the integrity of the environment, the financial and operational infrastructure of the Company and the safety of individuals.

That part of the Project dealing with the remediation, testing and implementation of required modifications to Company assets to eliminate Year 2000 Problems and achieve Year 2000 compliant status is on, or ahead of, schedule. The design, development and testing of Company Contingency Planning is following the guidelines for content and completeness as issued by the NERC.

The process of identifying and prioritizing critical suppliers, has been completed with evaluation of supplier status currently in progress. To identify the Company's critical suppliers, the Company's materials control and fuels procurement personnel reviewed those materials and services required for support of mission and business critical activities. These results were reviewed with management and formed the basis of direct written requests to suppliers for information on their Year 2000 compliance. Evaluation of responses to those requests will determine future verification procedures. Validation of supplier compliance may include on-site verification of their Year 2000 readiness information, including individual and/or industry compliance test results. Supplier contingency planning is scheduled to be developed concurrently and as part of the Company's overall Contingency Planning.

Costs

Total Projects costs for all activities, including inventory, remediation and testing required to become Year 2000 compliant are not deemed material nor significant relative to the Company's financial position. It is expected that all Project expenditures will be paid for by the Company from its normal operating and maintenance budgets.

Of a total Project estimate of $3,000,000, approximately
$1,121,000 has been expended through October, 1998, including
$762,500 of internal labor charges. The Company does not expect final Project costs to exceed this estimate; however, no assurances can be given.

Risks

The reasonably likely worst-case scenario would be a failure by the Company and/or its suppliers to correct a material Year 2000 Problem, which could result in an interruption in the Company's ability to deliver electric and/or gas service to customers, thereby adversely impacting the ability of major customers to continue effective operations. If such interruption extended for a lengthy period of time, it could result in a loss of revenue that would have a material adverse effect on the Company's financial position. Additionally, Year 2000 related problems could disrupt the operations of major customers, reducing their use of Company services or their ability to pay for such services. However, it is expected that any potential impact to the Company specifically related to a Year 2000 Problem induced business failure for any of its customers would not differ from a "normal" extended Company service interruption attributable to physical service failures, weather events or natural disaster. The Company believes that the completion of the Project as scheduled will significantly reduce the possibility of significant interruptions to its normal business operations; however, no assurance can be given.

 2. Exhibit 12 is amended to read as attached hereto.


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