Form 10-K405
period 1998-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1999-03-01
CIK 18647

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

                                ---------------

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended......................December 31, 1998

                         Commission file number 1-3268

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            New York                               14-0555980
-------------------------------                  ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

284 South Avenue, Poughkeepsie, New York                12601-4879
----------------------------------------                ----------
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

                  NO [   ]            YES  [ X ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 18, 1999, was $628,112,741 based upon the lowest price at which Registrant's Common Stock was traded on such date, as reported on the New York Stock Exchange listing of composite transactions.

            The number of shares outstanding of Registrant's Common Stock, as of February 18, 1999, was 16,862,087.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

            Certain portions of Registrant's Annual Report to Shareholders, for the fiscal year ended December 31, 1998, are incorporated by reference in Parts I, II and IV of this Report.

            Registrant's definitive Proxy Statement, to be dated March 1, 1999, and to be used in connection with its Annual Meeting of Shareholders to be held on April 27, 1999, is incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

Table of Contents
-----------------

                                    PART I
                                    ------

ITEM 1    BUSINESS                                                       1
------

            Generally                                                    1

            Rates                                                        2

            Regulation                                                   3

            Construction Program and Financing                           3

            Fuel Supply and Cost                                         4

            Environmental Quality                                        6

            Other Matters                                                9

            Executive Officers of the Company                           11

ITEM 2   PROPERTIES                                                     13
------

            Electric                                                    13

            New York Power Pool/Independent System Operator             18

            Gas                                                         19

            Other Matters                                               21

ITEM 3   LEGAL PROCEEDINGS                                              21
------

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
------   HOLDERS                                                        24

                                      (i)

                                                                       Page
                                                                       ----

                                    PART II
                                    -------

ITEM 5      MARKET FOR THE COMPANY'S COMMON EQUITY AND
------      RELATED STOCKHOLDER MATTERS                                 24

ITEM 6      SELECTED FINANCIAL DATA                                     25
------

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------      FINANCIAL CONDITION AND RESULTS OF OPERATIONS               27

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
-------     MARKET RISK                                                 50

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 51
------

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------      ON ACCOUNTING AND FINANCIAL DISCLOSURE                     100

                                   PART III
                                   --------

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY  100
-------

ITEM 11     EXECUTIVE COMPENSATION                                     100
-------

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------     OWNERS AND MANAGEMENT                                      100

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             100
-------

                                    PART IV
                                    -------

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
-------     REPORTS ON FORM 8-K                                        101

SIGNATURES                                                             103

                                     (ii)

                                    PART I
                                    ------

FORWARD LOOKING STATEMENTS

            This Form 10-K Report and the documents incorporated by reference may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 ("Reform Act"). These statements will contain words such as "believes," "expects," "intends," "plan," and other similar words. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward- looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery, future market prices for energy, capacity and ancillary services, nuclear industry regulation, the outcome of pending litigation, and certain environmental matters, particularly ongoing development of air quality regulations and hazardous waste remediation requirements.

      ITEM 1 - BUSINESS
      -----------------

GENERALLY

            Registrant ("Company") is a gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. The Company generates, purchases and distributes electricity, and purchases and distributes gas. The Company, in the opinion of its general counsel, has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from such River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 622,000. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston and in certain outlying and intervening territories. The number of Company employees, at December 31, 1998, was 1,149.

            The Company's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

            For information concerning revenues and operating income before taxes and operating profits and information regarding assets for the electric, gas, and other segments, which are currently the significant industry segments of the Company, see Note 10 - "Segments and Related Information" of the Notes to the Financial Statements referred to in Item 8 hereof (each such Note being hereinafter called the "Note").

            In 1998, the competitive market place continued to develop for electric utilities and certain electric customers were given the opportunity to purchase energy and related services from sources other than their local utility. These opportunities also exist today for natural gas customers.

            See Item 7 hereof under the caption "Competition/  Deregulation" and
Note 2 - "Regulatory Matters" hereof for a discussion of the Amended and Restated Settlement Agreement ("Agreement") reached between the Company and the Public Service Commission of the State of New York ("PSC") in the PSC's Competitive Opportunities Proceeding, which Agreement may affect future operations of the Company. See the caption "Holding Company Restructuring" in
Note 2 - "Regulatory Matters" hereof for a discussion of the proposed holding company restructuring of the Company.

RATES

            Generally: The electric and gas rates of the Company applicable to service supplied to retail customers within the State of New York are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

            The Company's present full-service retail rate structure consists of various service classifications covering residential, commercial and industrial customers. During 1998, the average price of electricity to such customers was
8.45 cents per kilowatthour ("kWh"), representing a 1.2% decrease from the 1997 average price.

            Rate Proceedings - Electric and Gas: For information regarding the Company's most recent electric and gas cases filed with the PSC, see Item 7 hereof under the caption "Rate Proceedings."

            Cost Adjustment Clauses: For information with respect to the Company's electric and gas cost adjustment clauses, see Note 1 - "Summary of Significant Accounting Policies" hereof under the caption "Rates, Revenues and Cost Adjustment Clauses."

REGULATION

            Generally: The Company is subject to regulation by the PSC with respect to, among other things, service rendered (including the rates charged), major transmission facility siting, accounting procedures and issuance of securities.

            Certain of the Company's activities, including accounting and the acquisition and disposition of certain property, are subject to regulation by the FERC, under the Federal Power Act, by reason of the Company's transmission and sales for resale of electric energy in interstate commerce.

            The Company is not subject to the provisions of the Natural Gas Act.

            In the opinion of general counsel for the Company, the Company's major hydroelectric facilities are not required to be licensed under the Federal Power Act.

            Purchased Electric Power Generation: Pursuant to the provisions of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), and the New York Public Service Law ("NYPSL"), the Company is required to enter into long-term contracts to purchase electric power generated by small hydro, alternative energy and cogeneration facilities which meet qualification standards established by such statutes and the regulatory programs promulgated thereunder. With respect to facilities qualified under PURPA, the Company must pay its avoided cost (the cost the Company would otherwise incur to generate the increment of power purchased) for electric power purchased from qualified facilities. As of December 31, 1998, the Company's avoided cost at the 115 kilovolt ("kV") transmission level was approximately 3.0 cents per kWh.

CONSTRUCTION PROGRAM AND FINANCING

            For  estimates  of   construction   expenditures,   internal   funds
available, mandatory and optional redemption of long-term securities, and working capital requirements for the two-year period 1999-2000, see the subcaption "Construction Program" in Item 7 hereof under the caption "Capital Resources and Liquidity."

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

FUEL SUPPLY AND COST

            The Company's two primary fossil fuel-fired electric generating stations are the Roseton Steam Electric Generating Plant ("Roseton Plant") (described in Item 2 hereof under the subcaptions "Electric - General" and "Electric - Roseton Plant") and the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") (referred to in Item 2 hereof under the subcaption "Electric - General"). Units 1 and 2 of the Roseton Plant are fully equipped to burn both residual oil and natural gas. Units 1 and 2 of the Danskammer Plant, which are equipped to burn residual oil or natural gas, are operated when economical. Units 3 and 4 of the Danskammer Plant, which are operated predominantly, are capable of burning coal, natural gas, or residual oil.

            For the 12 months ended December 31, 1998, the sources and related costs of electric generation for the Company were as follows:

                                Aggregate
Sources of                    Percentage of                 Costs in 1998
Generation                  Energy Generated                   ($000)
----------                  ----------------                -------------
Purchased Power                   22.4%                       $ 40,441
Coal                              40.1                          43,289
Gas                                5.5                           8,190
Nuclear                           10.4                           2,984
Oil                               19.3                          27,892
Hydroelectric                     2.3                              450
                                -----

                                100.0%
                                =====

Fuel Handling Costs                                              1,729
Deferred Fuel Cost                                                 286
                                                              --------
                                                              $125,261
                                                              ========

          Residual Oil: At December 31, 1998, there were 403,369 barrels of fuel oil in inventory in Company-owned tanks for use in the Danskammer and Roseton Plants, which aggregate amount represents an average daily supply for 20 days. The total oil storage capacity as of December 31, 1998, for these Plants was 16,251 and 1,079,000 barrels, respectively. The Company's share of the Roseton Plant's oil storage capacity is 377,650 barrels.

            During 1998, there were no purchases of fuel oil made for the Danskammer Plant.

            During 1998, the Roseton Plant's fuel oil requirements were supplied under both firm and spot market contracts. The prices under the firm contract were determined on the basis of published market indices in effect at the time of delivery. The term of the firm contract became effective on September 1, 1996, and continued through its expiration on August 31, 1998. This contract was replaced with the Company making spot market purchases.

            Coal: In order to provide for its future requirements for coal to be burned in Units 3 and 4 at the Danskammer Plant, the Company, effective January 1, 1997, entered into two supply contracts for the purchase of an aggregate of 720,000 tons per year of low sulfur (0.7% maximum) coal.

            One contract provides for the delivery of coal by water from sources in Venezuela and Colombia, South America. As required by this contract, the base price of purchases under this contract are renegotiated by the parties on an annual basis. The contract, as last renegotiated, now covers the term from January 1, 1998 through December 31, 2001.

            The second contract, which provided for the delivery of domestic coal by rail, expired on December 31, 1998. The base price of purchases was fixed for the term of that contract. The Company, effective January 1, 1999 through December 31, 2001, has entered into another supply contract from sources in Venezuela and Colombia and a third contract which provides for the delivery of domestic coal by water or rail. All three contracts can be terminated effective December 31, 2000, with six months' written notice to the supplier. The base price is fixed for 1999 with annual reopeners which provide for rates to be renegotiated by all parties thereafter.

            The Company has also entered into a long-term rail contract for the delivery of coal. This contract covers the period January 1, 1997 through December 31, 2001. During the first two years of this contract, rail rates are fixed and thereafter such rates will be negotiated by the parties.

            The Company also purchased during 1998 approximately 172,600 tons of its coal supply on the spot market.

            Nuclear: For information regarding fuel reloading at Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2"), of which the Company owns a 9% interest, see Item 7 hereof under the subcaption "Nuclear Operations" of the caption "Results of Operations."

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

            Air: State regulations affecting the Company's existing electric generating plants govern the sulfur content of fuel used therein, the emission of particulate matter and certain other pollutants therefrom and the visibility of such emissions. In addition, federal and state ambient air quality standards for sulfur dioxide ("SO2"), nitrogen oxides ("NOx")and suspended particulates must be complied with in the area surrounding the Company's generating plants. Based on the operation of its continuous emission stack monitoring systems and its ambient air quality monitoring system in the area surrounding the Roseton and Danskammer Plants, the Company believes that present air quality standards for NOx, SO2 and particulates are satisfied in those areas.

            However, beginning in 1997 the New York State Department of Environmental Conservation ("NYSDEC"), began an initiative seeking penalties from all New York electric utilities for past opacity variances and requiring various opacity reduction measures and stipulated penalties for future excursions after execution of a consent order. Each New York State electric utility, including the Company, is in the process of negotiating, or has negotiated, the various terms and conditions of a draft consent order with the NYSDEC. The Company's Danskammer Plant and the Roseton Plant are the subject of these negotiations. The outcome of this matter is uncertain at this time; however, the Company believes that the amount of any civil penalty payment and implementation of an opacity reduction program, in the aggregate, will not be material.

            The Danskammer Plant burns coal having a maximum sulfur content of 0.7%, fuel oil having a maximum sulfur content of 1% and natural gas. The sulfur content of the oil burned at the Roseton Plant is limited by stipulation with, among others, the NYSDEC, to an amount not exceeding 1.5% maximum and 1.3% weighted annual average. Such sulfur content limitation at the Roseton Plant can be modified by the NYSDEC in the event of technological changes at such Plant, provided that the SO2 and NOx emissions are limited to that which would have been generated by the use of oil with a sulfur content of 1.3% on a weighted annual average. Natural gas is also burned at the Roseton Plant.

            For more information on the impact of the Clean Air Act Amendments of 1990 ("CAA Amendments") on the Company's efforts to attain and maintain national ambient air quality standards for emissions from its fossil-fueled electric power plants, the proposal of the federal Environmental Protection Agency ("EPA") to modify emission standards for NOx and suspended particulates, and the proposal of the NYSDEC to modify NOx standards for generating facilities operating in New York State, see Note 9 "Commitments and Contingencies," hereof under the caption, "Environmental Matters - Clean Air Act Amendments."

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

            The discharge of any pollution into navigable waterways is prohibited except in compliance with a permit issued by the EPA under the National Pollutant Discharge Elimination System ("NPDES") established under the Clean Water Act. Likewise, under the New York Environmental Conservation Law, industrial waste cannot be discharged into state waters without a State Pollutant Discharge Elimination System ("SPDES") permit issued by the NYSDEC. Issuance of a SPDES permit satisfies the NPDES permit requirement.

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

            The NYSDEC, in 1986, added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six locations at which gas manufacturing plants owned or operated by the Company or by predecessors to the Company were once located. Two other sites, which formerly contained gas manufacturing plants, have been identified by the Company. The Company studied these eight sites to determine whether they contain any hazardous wastes which could pose a threat to the environment or public health and, if such wastes were located at such sites, to determine the remedial actions which may be appropriate.

            All of these eight sites were studied using the Phase I guidelines of the NYSDEC and five such sites were studied using the more extensive Phase II guidelines of the NYSDEC. As a result of these studies, the Company concluded that no remedial actions were required at any of these sites. In 1991, the NYSDEC advised the Company that four of the six sites had been deleted from such Registry. In 1992, the NYSDEC advised the Company that the two remaining sites listed on the Registry had been deleted from the Registry. The NYSDEC also indicated that such deletions of the sites were subject to reconsideration in the future, at which time new analytical tests may be required to determine whether or not wastes on site are hazardous. If, as a result of such potential new analytical tests, or otherwise, remedial actions are ultimately required at these sites by the NYSDEC, the cost thereof could have a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of the Company if the Company could not recover all, or a substantial portion thereof, through insurance and rates.

            For a discussion of litigation filed by the City of Newburgh, New York against the Company involving one of the Company's eight former manufactured gas sites and a recent ruling related thereto, see Note 9 - "Commitments and Contingencies," hereof under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

            In August 1992, the NYSDEC notified the Company that the NYSDEC suspected that the Company's offices at Little Britain Road in New Windsor, New York, may constitute an inactive hazardous waste disposal site. As a result of the NYSDEC's review of a site assessment report prepared by the Company's consultant submitted to the NYSDEC in 1996, the Company agreed to perform additional testing, which testing detected a limited amount of subsurface soil contamination near one corner of the site and contaminants in the ground water beneath the site. Operations conducted on the site by the Company since it purchased the property in 1978 are not believed to have contributed to either the soil or the ground water contamination. The Company and the NYSDEC have reached an agreement in principle that the Company will conduct a voluntary clean-up of the site in terms to be further negotiated between the parties. The Company can make no (i) prediction regarding what action the NYSDEC may take with regard to the reports, or (ii) prediction as to the outcome of recovery attempts against third parties by the Company. However, the Company believes that the cost of such site assessment and remediation, if any, will not be material.

            Other: The Company's expenditures attributable, in whole or in substantial part, to environmental considerations totaled $8.7 million in 1998, of which approximately $.5 million related to capital projects and $8.2 million were charged to expense. It is estimated that in 1999 the total of such expenditures will be approximately $9.5 million.

            The Company is not involved as a defendant in any court litigation with respect to environmental matters and, to the best of its knowledge, no litigation against it is threatened with respect thereto, except with respect to the litigation described in Item 3 "Legal Proceedings" hereof under the subcaption "Environmental Litigation - Newburgh Manufactured Gas Site," and as described in Note 9 - "Commitments and Contingencies," hereof under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

OTHER MATTERS

            Labor Relations: The Company has agreements with the International Brotherhood of Electrical Workers ("IBEW") for its 801 unionized employees, representing production and maintenance employees, customer representatives, service workers and clerical employees (excluding persons in managerial, professional or supervisory positions), which agreements were renegotiated effective July 1, 1998. An agreement with Locals 2218 and 320

Non-Production Plant Workers continues through April 30, 2003, and an agreement with IBEW Local 320 Production Plant Workers expires on August 31, 2003. The agreements provide for an average annual general wage increase of 3.0% and certain additional fringe benefits.

          AFFILIATES:

          CH Energy Group, Inc.: CH Energy Group, Inc. is a wholly-owned subsidiary of the Company formed in April 1998. Effective upon a one-for-one share exchange expected to occur during the first half of 1999, a holding company restructuring will be effected so that CH Energy Group, Inc. will become the holding company parent corporation of the Company and its then wholly-owned subsidiaries (with the exception of Phoenix Development Company, Inc.) identified below.

          For further information regarding the holding company restructuring, see Item 7 hereof under the captions "Competition/Deregulation - Competitive Opportunities Proceeding Settlement Agreement" and Note 2 - "Regulatory Matters" hereof under the captions "Competitive Opportunities Proceeding Settlement Agreement" and "Holding Company Restructuring."

          Central Hudson Enterprises Corporation: Central Hudson Enterprises Corporation ("CHEC") is engaged in the business of marketing electric, gas and oil related services to retail and wholesale customers, conducting energy audits; providing services including, but not limited to, the design, financing, installation and maintenance of energy conservation measures and generation systems for private businesses, institutional organizations and governmental entities; and participating in cogeneration, small hydro, alternate fuel and energy production projects and services. During 1998, CHEC formed Scasco, Inc. ("SCASCO"), a Connecticut corporation, as CHEC's wholly-owned subsidiary. In August 1998, SCASCO purchased the assets of a fuel oil business located in Connecticut, for the purpose of expanding the customer base of CHEC and SCASCO and providing additional energy-based services. This expansion continued during February 1999, when SCASCO purchased Island Sound Commercial Energy Sales, Inc., a business which holds contracts to sell natural gas to customers in Connecticut and Rhode Island, to be SCASCO's wholly-owned subsidiary.

          CH Resources, Inc.: CH Resources, Inc. is a wholly-owned subsidiary of the Company established to hold real property for generating electricity and for other uses of the Company, directly or indirectly through one or more of its affiliates. In December 1998, CH Resources acquired an 80 megawatt ("MW") combined cycle gas turbine facility in Solvay, New York and in December, 1998, it acquired an 80 MW combined cycle gas turbine facility in Beaver Falls, New York.

          CH Syracuse Properties, Inc.: In December 1998, CH Resources, Inc. established CH Syracuse Properties, Inc., a wholly-owned subsidiary of CH Resources, Inc., to lease real property.

          Phoenix  Development  Company,  Inc.,  and  Greene  Point  Development
Corporation: These corporations, are wholly-owned subsidiaries of the Company, established to hold or lease real property for the future use of the Company, or to participate in energy-related ventures. Currently, the assets held by these subsidiaries are not material.

EXECUTIVE OFFICERS OF THE COMPANY

            The names of the current officers of the Board of Directors and the executive officers of the Company, their positions held and business experience during the past five (5) years and ages (at December 31, 1998) are as follows:

                                         Principal Occupation or
                                         Employment and Positions
Name of Officer, Age                   and Offices with the Company
 and Position Held                    During the Past Five (5) Years
--------------------                  ------------------------------

                             Officers of the Board
                             ---------------------

John E. Mack III,  64,                Present  positions,  except  Chairman
  Chairman of the Board;              of the Board since August 1,
  Chairman of the                     1998;  Chairman  of  the  Board  and
  Executive, Retirement               Chief  Executive  Officer,  December
  and Finance Committees              1993-July 31, 1998; Chairman of
                                      the Committee on Finance, April
                                      1996

Jack Effron, 65,                      Present position since April 1994;
  Chairman of Committee               President of EFCO Products, a
  on Compensation and                 bakery ingredients corporation;
  Succession                          member of the St. Francis Health
                                      Care Foundation; Chairman of the
                                      Chief Executive's Network for
                                      Manufacturing of the Council of
                                      Industry of Southeastern New York

Heinz K. Fridrich, 65,                Present position since April 1995;
  Chairman of the                     Courtesy Professor, University of
  Committee on Audit                  Florida at Gainsville since 1994;
                                      Board of Trustees, Mount St. Mary
                                      College

                                         Principal Occupation or
                                         Employment and Positions
Name of Officer, Age                   and Offices with the Company
 And Position Held                    During the Past Five (5) Years
--------------------                  ------------------------------

                       Executive Officers of the Company
                       ---------------------------------

Paul J. Ganci, 60,                    Present position since August 1,
  President and Chief                 1998; President and Chief Oper-
  Executive Officer                   ating Officer, December 1993-
                                      July 31, 1998

Carl E. Meyer, 51,                    Present position since April 1998;
  Executive Vice                      Senior Vice President - Customer
  President - Operations              Services, April 1996-April 1998;
                                      Vice President - Customer
                                      Services, December 1993-April 1996

Allan R. Page, 51,                    Present position since April 1998;
  Executive Vice                      Senior Vice President - Corporate
  President - Energy                  Services, April 1996-April 1998;
  Resources & Development             Vice President - Corporate
                                      Services, December 1993-April 1996

Ronald P. Brand, 60,                  Present position since November
  Senior Vice President -             1998; Vice President - Engineering
  Engineering,                        and Environmental Affairs,
  Environmental Affairs &             December 1993-November 1998
  Special Projects

Joseph J. DeVirgilio, Jr.,            Present position since November
  47, Senior Vice                     1998; Vice President - Human
  President - Corporate               Resources and Administration,
  Services and                        December 1993-November 1998
  Administration

Arthur R. Upright, 55,                Present position since November
  Senior Vice President -             1998; Assistant Vice President -
  Regulatory Affairs,                 Cost & Rate and Financial Plan-
  Financial Planning and              ning, February 1994-November 1998;
  Accounting                          Manager, Cost & Rate and Financial
                                      Planning, December 1993-February
                                      1994

James P. Lovette, 49,                 Present position since November
  Vice President - Fossil             1998; Assistant Vice President -
  Production                          Fossil Production, October 1997-
                                      November 1998; Plant Superinten-
                                      dent, December 1993-November 1997

                                         Principal Occupation or
                                         Employment and Positions
Name of Officer, Age                   and Offices with the Company
 and Position Held                    During the Past Five (5) Years
--------------------                  ------------------------------

                Executive Officers of the Company - (Continued)
                -----------------------------------------------

Steven V. Lant, 41,                 Present position since November
  Chief Financial Officer,          1998; Treasurer and Assistant
  Treasurer and Corporate           Secretary, December 1993-November
  Secretary                         1998

Donna S. Doyle, 50,                 Present position since April 1995;
  Controller                        Assistant Controller, April 1994-
                                    April 1995; Manager of Taxes
                                    Budgets & Customer Acctg.,
                                    December 1993-April 1995

Gladys  L.  Cooper,  47,            Present  positions  since  September
  Assistant  Vice  President        1995;  leave of absence  for
  -  Governmental Relations         educational purposes, December
                                    1993-September 1995; Corporate
                                    Secretary, December 1993-April
                                    1994

John C. Checklick, 50,              Present position since November
  Assistant Vice President -        1998; Manager of Customer
  Customer Services                 Services, December 1993-November
                                    1998

          There are no family relationships existing among any of the executive officers of the Company.

          Each of the above executive officers is elected or appointed annually by the Board of Directors.

     ITEM 2 - PROPERTIES
     -------------------

ELECTRIC

          General: The net capability of the Company's electric generating plants as of December 31, 1998, the net output of each plant for the year ended December 31, 1998, and the year each plant was placed in service or rehabilitated are as set forth below:



                                                                                (MW)*
Electric                                                                        Net Capability                1998 Unit
Generating                                               Year Placed                (97-98)                   Net Output
Plant                      Type of Fuel                  in Service           Summer       Winter                (Mwh)
----------                 ------------                  ----------           ------       ------             ----------

Danskammer                 Residual Oil, Natural         1951-1967              492          502              2,721,238
Plant **                   Gas and Coal

Roseton Plant              Residual Oil                  1974                   425          404              1,320,329
(35% share)**              and Natural Gas

Neversink                  Water                         1953                    23           22                 64,232
Hydro Station

Dashville                  Water                         1920                     5            5                 13,995
Hydro Station

Sturgeon Pool              Water                         1924                    16           16                 58,229
Hydro Station

High Falls                 Water                         1986                     3            4                  7,701
Hydro Station

Coxsackie Gas              Kerosene or                   1969                    19           24                  2,554
Turbine ("GT")             Natural Gas

So. Cairo GT               Kerosene                      1970                    19           21                  1,532

Nine Mile 2                Nuclear                       1988
Plant (9% share)                                                               103          104                 653,322
                                                                             -----        -----               ---------
                          Total                                              1,105        1,102               4,843,132
                                                                             =====        =====               =========

* Reflects maximum one-hour net capability of the Company's ownership of generation resources and, therefore, does not include firm purchases or sales.
** Plants subject to auction based on the Agreement as described in Item 7 hereof under the caption "Competition/Deregulation - Competitive Opportunities Proceeding Settlement Agreement" and in Note 2 - "Regulatory Matters" hereof under the caption "Competitive Opportunities Proceeding Settlement Agreement."

            The Company has a contract with the Power Authority of the State of New York ("PASNY") which entitles the Company to 49 MW net capability from the Blenheim-Gilboa Pumped Storage Hydroelectric Plant through 2002.

            See Item 1 hereof, under the caption "Regulation" and the subcaption "Purchased Electric Power Generation," with respect to alternative electric power generation interconnected with the Company's system.

            The Company owns 83 substations having an aggregate transformer capacity of 4.5 million kVa. The transmission system consists of 588 pole miles of line and the distribution system of 7,277 pole miles of overhead lines and 860 trench miles of underground lines.

            Load and Capacity: The Company's maximum one-hour demand within its own territory, for the year ended December 31, 1998, occurred on July 22, 1998, and amounted to 900 MW. The Company's maximum one-hour demand within its own territory, for that part of the 1998-1999 winter capability period, through February 18, 1999, occurred on January 14, 1999 and amounted to 825 MW.

            Based on current projections of peak one-hour demands for the 1999 summer capability period, the Company estimates that it will have capacity available to satisfy its projected peak demands plus the estimated installed reserve generating capacity requirements which it is required to maintain as a member of the New York Power Pool ("NYPP"), described herein.

            The Company plans to divest its Roseton and Danskammer Plants under the terms of the Agreement. This divestiture is likely to occur between late 1999 and mid-2001.

            For further information regarding the Agreement, see Item 7 hereof under the caption "Competition/Deregulation" and Note 2 - "Regulatory Matters" hereof. Following such divestiture, the Company will no longer own sufficient capacity to serve the peak demands of its transmission and distribution customers and may need to rely on purchased capacity from third party providers to meet such demands not satisfied.

            See the caption "New York Power Pool/Independent System Operator," of this Item for further information regarding the termination of the NYPP and the formation of the Independent System Operator ("ISO") to coordinate reliability and transmission of New York State's bulk power systems.

The following table sets forth the amounts of any excess capacity by summer and winter capability periods for 1999 and 2000:

                          Forecasted          Forecasted
                            Peak -              Peak -             Peak Plus                                Excess of Capacity
                            Total                Full              Installed                                over Peak Plus NYPP
                           Delivery            Service            Reserve of           Available            Installed Reserve
  Capability              Rqts. (MW)          Rqts. Only           18% (MW)             Capacity              Requirements
    Period                   (1)                 (2)                  (3)                 (MW)              (MW)(3)  Percent(3)
  ----------              ----------          ----------           --------             --------            -------  ----------
1999      Summer             910                 860                 1,015                1,149                134      13.2
1999-2000 Winter             845                 800                 1,015*               1,169                134      15.2


* Summer period peak plus reserve requirements carry over to the following winter period.

(1) Total delivery requirements include requirements for both full service (delivery and energy) and retail access (delivery only) customers

(2) Excludes retail access customer requirements (3) Based on full service requirements

          Roseton Plant: The Roseton Plant is located in the Company's franchise area at Roseton, New York, and is owned by the Company, Consolidated Edison Company of New York, Inc. ("Con Edison") and Niagara Mohawk Power Corporation ("Niagara Mohawk") as tenants-in-common. The Roseton Plant, placed in commercial operation in 1974, has a generating capacity of 1,200 MW consisting of two 600 MW generating units, both of which are capable of being fired either by residual oil or natural gas (see subcaption below entitled "Gas - Sufficiency of Supply and Future Gas Supply"). The Company is acting as agent for the owners with respect to operation of the Roseton Plant. Generally, the owners share the costs and expenses of the operation of such Plant in accordance with their respective ownership interests.

          The Company, under a 1968 agreement, has the option to purchase the interests of Niagara Mohawk (25%) and of Con Edison (40%) in the Roseton Plant in December 2004. The exercise of this option is subject to PSC approval. However, by agreement dated March 30, 1994 between the Company and Niagara Mohawk, Niagara Mohawk was given, among other things, an option to retain its 25% interest in the Roseton Plant, provided that Niagara Mohawk exercises such option by May 31, 1999.

            As part of Niagara Mohawk's restructuring plan, the PSC, in May 1998, authorized Niagara Mohawk to divest its fossil- fueled and hydroelectric generating assets by auction by mid- 1999, except that the auction of Niagara Mohawk's interest in the Roseton Plant was permitted by the PSC to be delayed to be coordinated with the Company's auction of that Plant. Con Edison has agreed to divest and transfer certain of its electric generating assets (including its interest in the Roseton Plant) to unregulated entities, including third parties and Con Edison affiliates, by the end of 2002. The Company, Niagara Mohawk and Con Edison adopted Principles of Agreement on October 7, 1998, concluding that a joint auction of the Roseton Plant will maximize proceeds from the sale, and that the cotenants intend to enter into an agreement whereby the Company will conduct the auction sale on behalf of the cotenants in coordination with the auction of the Company's adjacent Danskammer Plant, which Agreement was accepted by the PSC by order issued and effective December 18, 1998. For additional information with respect to the Company's obligation to divest itself of its interest in the Roseton and Danskammer Plants, see Item 7 hereof under the caption "Competition/Deregulation - Competitive Opportunities Proceeding Settlement Agreement" and Note 2 - "Regulatory Matters," under the caption "Competitive Opportunities Settlement Agreement."

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

            Nine Mile 2 Plant: For a discussion of the Company's ownership interest in, costs for, and certain operating matters relating to the Nine Mile 2 Plant, see Item 7 hereof under the subcaption "Nuclear Operations," Note 3 - "Nine Mile 2 Plant," and Note 1 - "Summary of Significant Accounting Policies," under the subcaption "Jointly-Owned Facilities."

NEW YORK POWER POOL/INDEPENDENT SYSTEM OPERATOR

            The Company is a member of the NYPP consisting of the major investor-owned electric utility companies in the State, Long Island Lighting Company ("LILCO"), a subsidiary of the Long Island Power Authority ("LIPA"), and PASNY. The members of the NYPP, by agreement, provide for coordinated operation of their bulk power electric systems with the objectives of using the most economical source of electricity, for the maintenance of a reserve margin equal to at least 18% of each member's forecasted peak load and for the sale and interchange of electric generating capability and energy among such members. The members of the NYPP also provide for the cooperative development of long-range plans for the expansion on an integrated basis of the bulk power supply system for New York State, compatible with environmental standards, and appropriately related to interstate and international capacity and reliability considerations.

            As part of the ongoing discussions regarding the restructuring of the electric industry in New York State referred to in Item 7 hereof under the caption "Competition/Deregulation," proposals have been made to terminate the NYPP and establish the following: In a filing with FERC, dated January 31, 1997, the member systems of the NYPP proposed a new market structure that included as its key elements the establishment of an ISO, the New York State Reliability Council ("NYSRC"), and the New York Power Exchange ("NYPE"). The ISO, NYSRC and NYPE will collectively replace the NYPP.

            By order dated June 30, 1998, FERC conditionally authorized the establishment of the ISO and, by order dated January 27, 1999 FERC conditionally accepted, with modifications, the proposed ISO tariff and the proposed market rules of the ISO and granted the request for market-based rates. The January 27, 1999, order calls for public hearings on certain aspects of the proposed rates and provides for settlement judge proceedings. Future filings with FERC will be required to obtain FERC approval of the transfer of control of all necessary facilities to the ISO; any such transfer would not involve the transfer of ownership of such assets.

            The ISO's principal mission will be to maintain the reliability of the New York State bulk power systems and to provide transmission service on a comparable and non-discriminatory basis. The ISO will be open to buyers, sellers, consumers, and transmission providers; each of these groups would be represented on the Board of Directors of the ISO, which is proposed to be a not-for-profit New York corporation. The NYSRC's mission will be to promote and preserve the reliability of the bulk power system within New York State, through its primary responsibility for the promulgation of reliability rules; the ISO will develop the procedures necessary to operate the system within these reliability rules. The NYSRC is to be governed by a committee comprised of transmission providers and representatives of buyers, sellers, and consumer and environmental groups. The NYPE will provide a vehicle through which buyers and sellers can participate in the markets for energy, capacity and ancillary services. For more information on the ISO, see caption "Independent System Operator" in Note 2 "Regulatory Matters" hereof.

GAS

          General:   The  Company's   gas  system   consists  of  161  miles  of
transmission pipelines and 986 miles of distribution pipelines.

            During 1998, natural gas was available to firm gas customers at a price competitive with that of alternative fuels. As compared to 1997, in 1998, firm retail gas sales, normalized for weather, decreased by 1% and the average number of firm gas customers increased by 1% or 633. Sales to interruptible customers decreased 22% in 1998 as compared to 1997. As compared to 1997, in 1998, firm retail transportation sales, normalized for weather, increased by 983% due to the average number of customers using firm retail transportation service increasing to 31 customers. In total, as compared with 1997 normalized, firm gas sendout increased by 1% in 1998.

            For  further   information   regarding   the   Company's   incentive
arrangements for interruptible gas sales, see Item 7 hereof under the subcaption "Interruptible Gas Sales."

            For the year ended December 31, 1998, the total amount of gas purchased from all sources was 16,962,360 million cubic feet ("Mcf."), which includes 369,067 Mcf. purchased directly for use as a boiler fuel at the Roseton Plant.

            The Company also owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and in Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

            Sufficiency of Supply and Future Gas Supply: The peak daily demand for natural gas by the Company's customers for the year ended December 31, 1998, occurred on December 30, 1998, and amounted to 91,070 Mcf. The Company's peak-day gas capability in 1998 was 116,865 Mcf. The peak daily demand for natural gas by the Company's customers for that part of the 1998-1999 heating season through February 18, 1999, occurred on January 14, 1999, and amounted to 109,676 Mcf.

            Other: FERC permits non-discriminatory access to the pipeline facilities of interstate gas pipeline transmission companies subject to the jurisdiction of FERC under the Natural Gas Act. This rule allows access to such pipelines by the pipeline transmission company's customers enabling them to transport gas purchased directly from third parties and spot sources through such pipelines. Such access also permits industrial customers of gas distribution utilities to connect directly with the pipeline transmission company and to contract directly with the pipeline transmission companies to transport gas, thereby by-passing the distribution utility. None of the Company's customers have elected this by-pass option.

            The PSC has authorized New York State distribution gas utilities to transport customer-owned gas through their facilities upon request of a customer. Currently, interstate pipeline transmission companies are located in certain areas where the Company provides retail gas service (the Towns of Carmel, Pleasant Valley, Coxsackie, and LaGrange in New York State).

            For a discussion of the PSC proceeding relating to issues associated with the restructuring of the natural gas market, see Item 7 hereof under the subcaption "Natural Gas - PSC Restructuring Policy Statement" of the caption "Competition/ Deregulation."

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

            During the three-year period ended December 31, 1998, the Company made gross property additions of $139.4 million and property retirements and adjustments of $32.5 million, resulting in a net increase (including Construction Work in Progress) in utility plant of $106.9 million, or 7.4%.

      ITEM 3 - LEGAL PROCEEDINGS
      --------------------------

ASBESTOS LITIGATION

            For a discussion of litigation against the Company involving asbestos, see Note 9 - "Commitments and Contingencies," hereof under the caption "Asbestos Litigation."

ENVIRONMENTAL LITIGATION

            Roseton Plant: On March 23, 1992, in an action brought in 1991 by the Natural Resources Defense Council, Inc., the Hudson River Fisherman's Association and Scenic Hudson, Inc., a Consent Order was approved by the Supreme Court of the State of New York, Albany County.

            Such Consent Order provides for certain operating restrictions at the Roseton Plant relating to the use of river water for plant cooling purposes, which restrictions have not, and are not expected to impose material additional costs on the Company. The Consent Order was extended until February 1, 1998, by agreement of the parties and Court approval. The Consent Order has since lapsed; however, both parties continue to consider themselves bound by its terms. For a description of the pending NYSDEC proceeding involving the renewal of the SPDES permit for the Roseton Plant, see Item 1 hereof under the subcaption "Environmental Quality - Water," and Note 9 "Commitments and Contingencies," under the caption "Environmental Matters - Clean Water Act Compliance." For a description of the Company's negotiations with the NYSDEC on a consent order for alleged opacity violations, see Item 1 hereof under the subcaption "Environmental Quality - Air."

            Newburgh Manufactured Gas Site: For a discussion of litigation filed against the Company by the City of Newburgh, New York, on May 26, 1995, in the United States District Court, Southern District of New York, and the Company's response thereto, see Note 9 - "Commitments and Contingencies," under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

CATSKILL INCIDENT

            An explosion occurred in a dwelling in the Company's gas service territory in Catskill, New York in November, 1992 which resulted in personal injuries, the death of an occupant and property damage. Lawsuits have been commenced against the Company arising out of such incident, including the following which could be material to the Company:

            By complaint, dated February 2, 1994, Carl Fatzinger, as executor of the estate of Mildred Fatzinger, and Virginia Fatzinger commenced an action in the Supreme Court of the State of New York, Greene County, against the Company and two other defendants. The complaint sought an unspecified amount of compensatory and punitive damages based on theories of negligence, absolute liability and gross negligence for the death of Mildred Fatzinger, personal injuries to Virginia Fatzinger and property damage alleged to have been caused by said explosion.

            By complaint, dated October 18, 1993, and filed in the Supreme Court of the State of New York, Greene County, Frank Reyes commenced an action against the Company for unspecified personal injuries and property damage alleged to have been caused by said explosion. The complaint seeks $2 million in compensatory damages and $2 million in punitive damages from the Company, based on theories of negligence and gross negligence.

            The Fatzinger lawsuit was settled by the Company in January 1999 in an amount that is not material to the Company. With regard to the Reyes litigation, the Company believes that it has adequate insurance with regard to the claims for compensatory damages. The Company's insurance, however, does not extend to punitive damages. If punitive damages were ultimately awarded in the Reyes lawsuit, such award could have a material adverse effect on the financial condition of the Company. At this time, the Company can make no prediction as to any other litigation which may arise out of this incident.

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

            The above lawsuits have been consolidated into one action against the Company; however, no trial date has been set.

            The Company continues to investigate these claims and presently has insufficient information on which to predict their outcome. The Company believes that it has adequate insurance with regard to the claims for compensatory damages; however, the Company's insurance does not extend to punitive damages. If punitive damages were ultimately awarded, in any of these lawsuits, such award(s) could have a material adverse effect on the financial condition of the Company. At this time, the Company can make no prediction as to any other litigation which may arise out of this incident.

      ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS
      -----------------------------------------------------

            No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this Report.

                                    PART II
                                    -------

      ITEM 5 -  MARKET FOR THE COMPANY'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS
      ----------------------------------------------------

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

            For information on the Company's program to repurchase some of its issued and outstanding common stock pursuant to a program approved by the PSC, see Item 7 hereof under the subcaption "Financing Program."

      ITEM 6 - SELECTED FINANCIAL DATA
      --------------------------------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (In Thousands)

                                                            1998           1997            1996               1995          1994
                                                            ----           ----            ----               ----          ----
Operating Revenues
  Electric........................................       $ 418,507     $ 416,429       $  418,761        $  409,445    $  411,082
  Gas.............................................          84,962       103,848           95,210           102,770       104,586
                                                         ---------     ---------        ---------         ---------     ---------
    Total.........................................         503,469       520,277          513,971           512,215       515,668
                                                         ---------     ---------        ---------         ---------     ---------

Operating Expenses

  Operations......................................         266,472      284,714           267,779           274,665       274,497
  Maintenance.....................................          26,904       27,574            28,938            29,440        32,716
  Depreciation and amortization...................          45,560       43,864            42,580            41,467        40,380
  Taxes, other than income tax....................          63,458       64,879            66,145            66,709        66,899
  Federal income tax..............................          29,775       29,190            32,700            29,040        28,043
                                                         ---------     --------         ---------         ---------     ---------
    Total.........................................         432,169      450,221           438,142           441,321       442,535
                                                         ---------     --------         ---------         ---------     ---------

Operating Income..................................          71,300       70,056            75,829            70,894        73,133
                                                         ---------     --------         ---------         ---------     ---------

Other Income
  Allowance for equity funds
   used during construction.......................             585          387               466               986           866
  Federal income tax..............................           1,148        2,953             1,632               353         1,237
  Other - net.....................................           6,865        8,079             4,815             8,886         6,296
                                                         ---------     --------         ---------         ---------     ---------
    Total.........................................           8,598       11,419             6,913            10,225         8,399
                                                         ---------     --------         ---------         ---------     ---------

Income before Interest Charges....................          79,898       81,475            82,742            81,119        81,532

Interest Charges..................................          27,354       26,389            26,660            28,397        30,603
                                                         ---------     --------         ---------         ---------     ---------


FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CONT'D)
(In Thousands)

                                                                1998          1997           1996               1995          1994
                                                                ----          ----           ----               ----          ----
Net Income........................................             52,544        55,086          56,082            52,722        50,929
Premium on Preferred Stock Redemption-Net.........               -             -                378               169          -
Dividends Declared on Cumulative Preferred Stock..              3,230         3,230           3,230             4,903         5,127
                                                            ---------     ---------       ---------         ---------     ---------
Income Available for Common Stock.................             49,314        51,856          52,474            47,650        45,802

Dividends Declared on Common Stock................             36,567        37,137          37,128            36,459        35,541
                                                            ---------     ---------       ---------         ---------     ---------
Amount Retained in the Business...................             12,747        14,719          15,346            11,191        10,261
Retained Earnings - beginning of year.............            120,540       105,821          90,475            79,284        69,023
                                                            ---------     ---------       ---------         ---------     ---------
Retained Earnings - end of year...................         $  133,287    $  120,540      $  105,821        $   90,475    $   79,284
                                                            =========     =========       =========         =========     =========

Common Stock
  Average shares outstanding (000s)...............             17,034        17,435          17,549            17,380        17,102
  Earnings per share on
   average shares outstanding.....................              $2.90         $2.97           $2.99             $2.74         $2.68
  Dividends declared per share....................             $2.155        $2.135          $2.115            $2.095        $2.075
  Book value per share (at year-end)..............             $28.00        $27.61          $26.87            $25.96        $25.34

Total Assets......................................         $1,316,038    $1,252,090      $1,249,106        $1,250,092    $1,250,781
Long-term Debt....................................            356,918       361,829         362,040           389,245       389,364
Cumulative Preferred Stock........................             56,030        56,030          56,030            69,030        81,030
Common Equity.....................................            472,180       477,104         471,709           454,239       436,731

* This summary should be read in  conjunction  with the  Consolidated  Financial
  Statements and Notes thereto included in Item 8 of this Form 10-K Report.

      ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      ------------------------------------------------------

COMPETITION/DEREGULATION

GENERAL

            The Company  remains  subject to regulation  for retail rates by the
PSC and wholesale rates by the FERC. However, as a result of competition/deregulation initiatives and policy changes instituted by these agencies, the Company is experiencing increased electric and gas competition.

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

            For a discussion of the Company's Agreement, approved by the PSC in its Competitive Opportunities Proceeding, and a discussion of the impact of the Agreement on the Company's Accounting Policies, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 "Regulatory Matters" hereof.

FORMATION OF HOLDING COMPANY

            For information with respect to the Company's proposed holding company restructuring see the caption "Holding Company Restructuring" in Note 2
- "Regulatory Matters" hereof.

FERC - ELECTRIC

            On April 24, 1996, the FERC released Order Nos. 888 and 889, promoting wholesale competition between public utilities by providing open access, non-discriminatory transmission services. The Orders have the effect of
(i) requiring electric utilities to open their transmission lines to wholesale competitors, while allowing recovery of certain "stranded costs," (ii) requiring electric utilities to establish electronic systems to share information about available transmission capacity, subject to certain standards of conduct, and
(iii) requiring certain functional separation of power marketing from other operations. The Company duly filed its open access transmission tariff ("OATT") with FERC, as required by Order No. 888, which tariff has been approved by FERC. Under the OATT, the Company must offer transmission service to wholesale customers on a basis that is comparable to that which it provides itself. The Company is also required to offer and/or provide certain ancillary services which contribute to the reliability and security of the transmission system. For information with respect to filings with the FERC to terminate the NYPP and establish an ISO, see the caption

"Independent System Operator" in Note 2 - "Regulatory Matters" hereof.

NATURAL GAS-PSC RESTRUCTURING POLICY STATEMENT

            On November 3, 1998, the PSC, by Order, issued its "Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment" which sets forth the PSC's view of how best to ensure a competitive market for natural gas in New York State. That Order requires local distribution companies ("LDCs") to cease assigning capacity to migrating customers no later than April 1, 1999, and indicates LDCs will be provided a reasonable opportunity to recover strandable capacity costs. LDCs will also be required to develop individual plans to effectuate the changes required by the PSC. Each LDC must address gas supply and stranded cost strategies, rates, and customer education. In such Order, the PSC also identified several generic issues related to the gas industry which must be addressed. The PSC has indicated a desire to address these issues through collaborative sessions on a state-wide basis.

THE YEAR 2000 ISSUE

OVERVIEW

            Over the last several decades, certain computer systems and programs were designed to identify the year with two digits. Such systems may read dates in the year 2000 and thereafter as if those dates represent the year 1900 or thereafter. As a result, errors may occur if computers cannot distinguish between 1900 and 2000. All mainframe and personal computers, and related system, application code and process control systems using embedded chip technology have a potential for being adversely affected by the use of two digit definitions for the identification of the year component of date information. These include corporate business applications, facilities maintenance and operation systems, energy generation, control and distribution processes, customer service and support activities and the equipment related to the support of these activities. If such adverse effects are not successfully remediated before December 31, 1999, interruption to electric and/or natural gas service could occur, with attendant lost revenues and adverse customer relations impacts.

            At the Company, the Year 2000 problem project ("Project") is a high priority undertaking, encompassing all aspects of the Company's operations. The Project focuses on mission critical systems affecting delivery of service to the Company's customers and business critical applications necessary for the operational and financial stability of the Company. The Project is currently on schedule with implementation projected to be completed by June 1999. A Project Committee comprised of Company officers reports directly to the Chief Executive Officer on a monthly basis on the status of its efforts to assess and remediate any of the Company's Year 2000 problems.

            The Company is actively engaged in the coordination and remediation of Year 2000 problems potentially affecting interconnection affiliations, electric transmission grid impact planning, service reliability and emergency and operational requirements with the North American Electric Reliability Council ("NERC") and NYPP. The Company has combined with domestic and international electric utilities in developing and sharing information through the Electric Power Research Institute ("EPRI") data base addressing Year 2000 problem assessment, testing and remediation of digital and embedded systems. Under the NERC guidelines, the Company's remediation is scheduled for completion by July 1999. The PSC has accepted the NERC guidelines and schedule. The Company has joined in similar initiatives to facilitate Year 2000 problem solving among electric and gas utilities under the auspices of the Edison Electric Institute ("EEI") and American Gas Association ("AGA"), respectively.

            The Company has not experienced any significant Year 2000 problems to date nor does it anticipate problems which may impact the Company's ability to provide uninterrupted service to its customers. However, given the complexity of Year 2000 problems and the Company's technology sensitive industry, even the most comprehensive and intensive program cannot guarantee that an unforeseen problem will not occur. Therefore, all Company operational emergency, disaster recovery and contingency plans currently in place are being reviewed against potential Year 2000 problem impacts. A Year 2000 problem contingency plan to deal with any unanticipated problems which may occur will be in place by the summer of 1999 and will address the reasonably likely worst-case scenarios. This contingency plan will identify supplemental staffing required to manually operate critical systems and intervene to resolve unanticipated problems. The Company also plans for an independent, external review and assessment of all Project activities in the second quarter of 1999.

SCOPE & STATUS

            The Project began in 1995 to determine the potential for the Year 2000 problem to interrupt the Company's ability to provide reliable electric and gas services to its customers. The Project Committee was established to address the issues and established Year 2000 problem Project teams for each of the Company's operating areas to address the following key components:

1.   Computer hardware and software operating systems and infrastructure;

2. Information applications, including customer service, financial and human resource systems;

3.    Telecommunication systems;

4. Digital systems and devices with embedded processors such as power instrumentation, controls and metering; and

5.    Major suppliers.

            The part of the Project dealing with the inventory and assessment of all known Company mission critical and business critical systems has been completed. These items are those believed by the Company to affect the delivery of service to the customer, the integrity of the environment, the financial and operational infrastructure of the Company and the safety of individuals.

            The part of the Project dealing with the remediation, testing and implementation of required modifications to Company assets to eliminate Year 2000 problems and achieve Year 2000 compliant status is on, or ahead of, schedule. The design, development and testing of Company contingency planning is following the guidelines for content and completeness as issued by the NERC.

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

COSTS

            Total Project costs for all activities, including inventory, remediation and testing required to become Year 2000 compliant are not deemed material nor significant relative to the Company's financial position. It is expected that all Project expenditures will be paid for by the Company from its normal operating and maintenance budgets.

            Of a total Project estimate of $3.0 million approximately $1.4 million has been expended through December, 1998, including $814,400 of internal labor charges. The Company does not expect final Project costs to exceed this estimate; however, no assurances can be given.

RISKS

            The reasonably likely worst-case scenario should the Company and/or its suppliers fail to correct a material Year 2000 problem is an interruption in the Company's ability to deliver electric and/or gas service to customers, thereby adversely impacting the ability of major customers to continue effective operations. If such interruption extended for a lengthy period of time, it could result in a loss of revenue that could have a material adverse effect on the Company's financial position. Additionally, Year 2000-related problems could disrupt the operations of major customers, reducing their use of Company services or their ability to pay for such services. However, it is expected that any potential impact to the Company specifically related to a Year 2000 problem-induced business failure for any of its customers would not differ from an extended Company service interruption attributable to physical service failures, weather events or natural disaster. The Company believes that the completion of the Project as scheduled will significantly reduce the possibility of significant interruptions to its normal business operations; however, no assurance can be given.

RATE PROCEEDINGS

ELECTRIC

            See the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 hereof.

GAS

            The Company currently does not have a gas rate case on file with the PSC. Management will continue to monitor the financial position of its gas business to determine the necessity of filing a gas rate case in the future.

CAPITAL RESOURCES AND LIQUIDITY

CONSTRUCTION PROGRAM

            As shown in the Consolidated Statement of Cash Flows, the cash expenditures related to the Company's construction program amounted to $45.1 million in 1998, a $1.6 million increase from the $43.5 million expended in 1997. As shown in the table below, cash construction expenditures for 1999 are estimated to be $50.7 million, an increase of $5.6 million compared to 1998 expenditures.

            In 1999, the Company expects to satisfy its external funding requirements, either through short-term borrowings or issuances of medium term notes.

            Estimates of construction expenditures, internal funds available, mandatory and optional redemption or repurchase of long-term securities, and working capital requirements for the two-year period 1999-2000 are set forth by year in the following table:

                                                                       Total
                                        1999           2000          1999-2000
                                        ----           ----          ---------
                                              (In Thousands)

Construction Expenditures*.....      $ 50,700        $ 49,100        $ 99,800
Internal Funds Available.......        55,200          45,200         100,400
                                      -------         -------         -------

Excess of Construction
 Expenditures over Internal
 Funds.........................        (4,500)          3,900             600)
                                      -------         -------          ------

Mandatory Redemption of Long-
 term debt.....................        20,100          35,100          55,200


Optional Redemption or Purchase
 of Long-term debt.............        37,600            -             37,600

Other Cash Requirements........         3,000          19,000          22,000
                                      -------         -------         -------

Total Cash Requirements........      $ 56,200        $ 58,000        $114,200
                                      =======         =======         =======

* Excluding the equity portion of Allowance for Funds Used During Construction ("AFDC"), a noncash item.

            Estimates of construction expenditures are subject to continuous review and adjustment, and actual expenditures may vary from estimates. These construction expenditures include capitalized overheads, nuclear fuel and the debt portion of AFDC and assume that the planned divestiture of the Roseton and Danskammer Plants occurs on January 1, 2000. The actual date of divestiture is likely to occur at some future date in 2000.

            Included in the 1999 construction expenditures are expenditures which are required to comply with the Clean Air Act and related Amendments of 1990.

            As shown in the table above, it is presently estimated that funds available from internal sources will finance 100% of the Company's cash construction expenditures in 1999 and 92% in 2000. During this same two-year period, total external financing requirements are projected to amount to $114.2 million, of which $55.2 million is related to the mandatory redemption of long-term securities and $37.6 million is related to the optional redemption of long-term securities.

CAPITAL STRUCTURE

            Over the period 1989-1996, the Company worked to increase its common equity ratio to a target range of 50% to 52%, which it achieved in 1996. As a result of the ratio exceeding this target range during 1997, the Company instituted a common stock repurchase program, which enabled the Company to both maintain the target equity ratio and enhance earnings per share in 1998. The Company reached the target equity ratio through the retention of a portion of its earnings, original issuances of its common stock under its Dividend Reinvestment Program ("DRP") and its Customer Stock Purchase Plan ("CSPP") (both of which have since been superseded, effective January 1, 1997, by the Company's Stock Purchase Plan described in this Item 7 under the caption "Financing Program," below and in Note 6 "Capitalization - Capital Stock" hereof) and redemptions of debt and preferred stock. However, the common equity ratio target range of 50% to 52% was established under a "vertically integrated" structure in effect prior to the effectiveness of the Agreement, (described in Note 2 - "Regulatory Matters" hereof under the caption "Competitive Opportunities
Proceeding Settlement Agreement"). The Agreement requires that the Company divest itself of its fossil-fueled generation and permits the Company to establish a holding company structure which will allow the Company to invest in unregulated business ventures. Divesture of its fossil-fueled generation and the formation of the holding company structure will require that the Company reevaluate its common equity ratio target. The target equity ratio may be reduced in view of a potentially lower level of business risk after such divestiture. This reduction may make additional equity capital available to invest in unregulated business ventures.

            The increase in the common equity ratio has contributed to the significant improvement in the Company's interest coverage ratios as shown under the caption "Financial Indices" in this Item 7. The Company's interest coverage ratios have also improved due to the refinancing of a portion of its debt at lower interest rates. Despite a tightening of bond rating criteria applied to the electric utility industry, the Company has maintained or improved its senior secured debt ratings since 1991. During 1998, Moody's Investors Service, Inc., upgraded the Company's senior debt rating from "A3" to "A2." The Company's other bond ratings, which were reaffirmed during 1998, are "A" by Standard & Poor's Corporation, Duff & Phelps Credit Rating Co. and Fitch/IBCA Investors Service. The Company's continuing goal is to achieve and maintain bond ratings at the "A" level.

            Under the terms of the Agreement, the Company may invest up to $100 million in unregulated businesses prior to the formation of a holding company structure, which formation is contemplated to become effective in the first half of 1999. After its formation, such holding company structure will be free to invest in new businesses subject only to the terms of the Agreement. Pursuant to the terms of the Agreement, the Company has invested an additional $25.5 million of equity capital in unregulated ventures.

            Set forth below is certain information with respect to the Company's capital structure at the end of 1998, 1997 and 1996:

                                       YEAR-END CAPITAL STRUCTURE
                                    -------------------------------
                                    1998          1997         1996
                                    ----          ----         ----
Long-term debt ..........           41.0%(a)     40.5%         40.1%
Short-term debt .........            1.9           -            1.7
Preferred stock .........            6.1          6.3           6.2
Common equity ...........           51.0         53.2          52.0
                                   -----        -----         -----
                                   100.0%       100.0%        100.0%
                                   =====        =====         =====

(a) Excludes $16.7 million of bonds issued through the New York Energy Research and Development Authority ("NYSERDA") on December 2, 1998, discussed below under the subcaption "Financing Program."

FINANCING PROGRAM

            By an Order issued and effective December 4, 1996, the PSC granted the Company authorization to issue and sell, through December 31, 1999, up to an additional $40 million of securities which can be comprised of medium term notes or common stock solely or a combination of medium term notes and common stock. The December 1996 Order also authorizes the Company to acquire, through December 31, 1999, not more than 2.5 million shares of its issued and outstanding common stock. The Company also received approval to combine its DRP, its CSPP and its Employee Stock Purchase Plan ("ESPP") into a new Stock Purchase Plan, which was done effective January 1, 1997. The Stock Plan can be either an original issue plan or an open market purchase plan. The Stock Purchase Plan is currently an open-market purchase plan.

            Pursuant to the aforementioned PSC authorization, the Company, in January 1997, instituted a common stock repurchase program primarily for the purpose of managing its common equity ratio. Since inception of such program, the Company repurchased through December 31, 1998, 692,900 shares of its common stock. As a result of such program and the issuance of incremental debt, the Company's common equity ratio declined to 51.0% at December 31, 1998. In view of the price per share of common stock, cash flow and opportunities to reinvest in the Company's business or invest in new unregulated businesses, the Company has suspended this program, effective December 31, 1998. However, the Company will continue to reevaluate reactivation of its repurchase program on a quarterly basis.

          Under the terms of the Agreement, prior to the formation of a new holding company structure, the Company may transfer up to $100 million from its regulated utility business to its unregulated businesses, of which approximately $25.5 million has been transferred as of December 31, 1998. The Company may, pursuant to this authorization, issue, no later than June 30, 2001, up to $100 million of new securities, including up to one million shares of common stock. This authorization is separate from the securities issuance authorization under the PSC's December, 1996 Order discussed above. Following the formation of the holding company structure contemplated under the Agreement, the holding company may issue new securities in furtherance of its business plan.

            On September 8, 1998, the Company issued and sold a $15 million tranche of its unsecured Medium-Term Notes, Series B, under its medium term note program pursuant to said PSC Order of December 1996. Such notes bear a fixed annual interest rate of 5.93%, mature on September 10, 2001, and are not redeemable at the option of the Company prior to maturity. The net proceeds to the Company from the sale of such notes were $14,947,500 or 99.65% (before deducting expenses).

            On December 2, 1998, the Company refinanced the 8.375% series of pollution control bonds issued on its behalf in 1988 in the aggregate principal amount of $16.7 million by NYSERDA (the "1988 NYSERDA Bonds") by refunding the 1988 NYSERDA Bonds with the proceeds of the issuance and sale on that date of $16.7 million aggregate principal amount of a new series of NYSERDA bonds (the "1998 NYSERDA Bonds"). The redemption date for the 1988 NYSERDA Bonds is March 1, 1999. The 1998 NYSERDA Bonds have the same maturity date (December 1, 2028) as the 1988 NYSERDA Bonds they refunded; however, the 1998 NYSERDA Bonds have multi- modal features, which allows the Company in certain circumstances to convert the 1998 NYSERDA Bonds from time to time to and from certain interest rate modes (variable and fixed) of varying lengths, at the end of which the 1998 NYSERDA are subject to mandatory tender and purchase and may be remarketed, or their interest rate may be converted to a fixed rate until maturity. During certain variable interest rate modes, the 1998 NYSERDA Bonds are subject to optional tender and purchase by their holders and may be remarketed. The 1998 NYSERDA Bonds are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by Ambac Assurance Corporation and purchased by the Company. The 1998 NYSERDA Bonds were issued initially in a term rate mode for five years, ending on November 30, 2003, during which period they will bear interest at the fixed annual rate of 4.20%. Upon their mandatory tender for purchase on December 1, 2003, the Company will have the option to convert the 1998 NYSERDA Bonds to an alternate interest rate mode or to bonds bearing a fixed rate of interest for the remainder of their term as described above.

            On January 15, 1999, the Company issued and sold a $20 million tranche of its unsecured Medium-Term Notes, Series C, under its medium term note program pursuant to said PSC Order of December 1996. Such notes bear a fixed annual interest rate of

6.00%, mature on January 15, 2009, and are not redeemable at the option of the Company prior to maturity. The net proceeds to the Company from the sale of such notes were $19,875,000 or 99.875% (before deducting expenses). Such proceeds were applied to the payment at maturity on January 15, 1999, of a $20,000,000 tranche of the Company's unsecured Medium-Term Notes, Series A, that bore interest at a fixed annual interest rate of 5.38%.

            If interest rates are favorable, the Company may redeem its 6 1/4% NYSERDA Bonds ($4.1 million) at par and its 7 3/8% NYSERDA Bonds ($33.4 million) at 103%.

            For more information with respect to the Company's financing program in general, see Note 6 - "Capitalization Capital Stock" and Note 7 - "Capitalization - Long-Term Debt."

SHORT-TERM DEBT

            As more fully discussed in Note 5 - "Short-Term Borrowing Arrangements" hereof, the Company has a revolving credit agreement with four commercial banks for borrowing up to $50 million through October 23, 2001. In addition, the Company has several committed and uncommitted bank facilities ranging from $.5 million to $50 million from which it may obtain short-term financing. Such agreements give the Company competitive options to minimize its cost of short-term borrowing. Authorization from the PSC limits the amount the Company may have outstanding at any time under all of its short-term borrowing arrangements to $52 million in the aggregate.

            As part of its establishing a holding company, structure, CH Energy Group, Inc., the proposed holding company, has established a revolving credit agreement with three commercial banks for borrowing up to $50 million through December 4, 2001. No borrowings are permitted under such agreement until the share exchange establishing CH Energy Group, Inc. as a holding company has been effected.

RESULTS OF OPERATIONS

            The following discussion and analysis includes an explanation of the significant changes in revenues and expenses when comparing 1998 to 1997 and 1997 to 1996. Additional information relating to changes between these years is provided in the Notes.

EARNINGS

            Earnings per share of common stock are shown after provision for dividends on preferred stock and are computed on the basis of the average number of common shares outstanding during the year. The number of common shares, the earnings per share and the rate of return earned on average common equity are as follows:

                                               1998        1997        1996
                                               ----        ----        ----

Average shares outstanding (000s)..           17,034      17,435      17,549
Earnings per share.................           $ 2.90      $ 2.97      $ 2.99
Return earned on common equity
 per financial statements*.........            10.3%       10.8%       11.1%

* Return on equity for regulatory rate-making purposes differs from these figures.

            Earnings per share in 1998 when compared to 1997 decreased $.07 per share. This decrease resulted primarily from the net effect of $.11 for the non-recurring items recorded in 1998 and 1997. The 1998 non-recurring items are the final provision for the non-recoverable portion of a purchased power contract and the gain on the sale of a subsidiary asset. Nonrecurring items in 1997 included the recording of tax adjustments from the favorable settlement of various Internal Revenue Service ("IRS") audits and the initial provision for the non-recoverable portion of a purchased power contract. Also contributing to the decrease was increased depreciation of $.07 on the Company's plant and equipment and decreased net operating revenues of $.07. The reduction in net operating revenues includes a reduction in gas net operating revenues of $.05 resulting primarily from a decrease in usage by residential, commercial and industrial customers due to milder weather. Heating billing degree days, as compared to 1997, were 11% lower in 1998.

            These decreased earnings in 1998 were partially offset by the favorable earnings impact of decreased operation and maintenance expenses of $.11, of which $.10 is a reduction in employee compensation and associated fringe benefits and the favorable impact of the Company's common stock repurchase program of $.07. The reduction in compensation is primarily due to a reduction in the number of employees.

            Earnings per share in 1997, when compared to 1996 results, decreased $.02 per share. This decrease resulted substantially from a $.13 reduction in electric and gas net operating revenues (including fuel costs and purchased electricity) attributable largely to decreased sales resulting primarily from a decrease in usage by residential and industrial electric customers and residential and commercial gas customers due to unseasonable weather experienced in 1997. Heating billing degree days were 8% lower and cooling degree days were 16% lower, when 1997 results were compared to 1996. The effect of these unseasonable weather conditions alone reduced earnings by an estimated $.22, despite a 1% increase in the number of customers. Also contributing to the decrease in 1997 earnings were decreased electric earnings related to regulatory incentive programs based on fuel costs and energy efficiency of $.10, largely due to the reduced availability of purchased power at a cost below the Company's fossil-fueled generation, and increased depreciation expense of $.07 on the Company's plant and equipment.

            Partially offsetting these decreases in 1997 earnings was a $.09 increase resulting from the net effect of two non-recurring items as follows: the 1997 recording of tax adjustments from the favorable settlement of various IRS audits and the 1997 provision for the non-recoverable portion of a purchased power contract. Other items which impacted earnings favorably included: decreased uncollectible accounts of $.05, avoided interest expense from the optional redemption in May 1996 of the Company's 8 3/4% Series $30 million First Mortgage Bonds of $.04 and $.10 due to the combined effect of various other items including a decrease in interest expense and an increase in interest and dividend income.

            The Company has established a projection for earnings in calendar year 1999 of $2.79 per share. This projected level, which is $.11 per share below the actual 1998 level of $2.90 per share, reflects the planned transfer of equity capital from regulated utility operations to unregulated affiliates in stages over the course of the year. These transfers will fund expansion of unregulated affliates into new competitive energy markets to take advantage of opportunities expected to develop due to industry restructuring. However, these transfers are projected to result in a modest reduction in earnings per share in 1999 as the new operations mature. As a result of the Company's strong financial condition and conservative dividend policy, the Company expects that any resulting reduction in earnings as new business development activities mature will not impact the Company's ability to maintain the current level of dividend, although no assurances can be given.

OPERATING REVENUES

            Total operating revenues decreased $16.8 million (3%) in 1998 as compared to 1997 and increased $6.3 million (1%) in 1997, as compared to 1996.

See the table below for details of the variations:

                                                              INCREASE OR (DECREASE) FROM PRIOR YEAR
                                    -------------------------------------------------------------------------------------------
                                                       1998                                               1997
                                                       ----                                               ----
                                    ELECTRIC           GAS            TOTAL             ELECTRIC          GAS             TOTAL
                                    --------           ---            -----             --------          ---             -----
                                                                        (In Thousands)
Customer sales.............         $   770         $(12,797)       $(12,027)           $(7,860)        $ 2,624         $(5,236)
Sales to other utilities...           6,991              561           7,552              4,840          (2,290)          2,550
Fuel cost adjustment.......           1,743           (8,172)         (6,429)              (291)          8,846           8,555
Deferred revenues..........          (7,013)           1,563          (5,450)               675          (1,125)           (450)
Miscellaneous..............            (412)             (42)           (454)               304             583             887
                                     ------          -------         -------             ------          ------          ------
      Total...............          $ 2,079         $(18,887)       $(16,808)           $(2,332)        $ 8,638         $ 6,306
                                     ======          =======         =======             ======          ======          ======

SALES

            The  Company's   sales  vary  seasonally  in  response  to  weather.
Generally electric revenues peak in the summer and gas revenues peak in the winter.

            Sales of electricity within the Company's service territory increased 1% in 1998 and decreased 3% in 1997. Electric sales in 1998 to residential, commercial and industrial customers each increased 1%. In 1997, electric sales decreased 3% due primarily because of a decrease in usage by residential and industrial customers largely due to the unseasonable weather conditions experienced in 1997, when compared to 1996.

            Firm sales of natural gas (which excludes interruptible and transportation sales) decreased 12% in 1998 due primarily to a decrease in usage by residential and commercial customers largely due to the unseasonable weather conditions experienced in 1998. In addition, firm sales to industrial customers decreased due substantially to a decrease in usage by a large industrial customer and the conversion of a number of industrial customers to transportation service. Firm sales of natural gas in 1997 decreased 5% due primarily to a decrease in usage by residential and commercial customers.

            Changes in sales from last year by major customer classification, including interruptible gas sales, are set forth below. Also indicated are the changes related to energy delivery service:

                                            % Increase (Decrease)
                                                From Prior Year
                                     ----------------------------------------
                                       Electric (MWh)           Gas (Mcf)
                                       --------------           ---------
                                     1998        1997        1998        1997
                                     ----        ----        ----        ----
Residential......................      1          (2)        (11)         (6)
Commercial.......................      1           -          (9)         (6)
Industrial.......................      1          (6)        (32)         11
Interruptible....................     N/A         N/A        (22)        111
Energy Delivery Service
  Electric ......................     (a)         N/A        N/A         N/A
  Gas - Firm Customers...........     N/A         N/A        869         (a)
      - Interruptible............     N/A         N/A         (3)         74

(a) - Prior year was zero.

            Residential and Commercial Sales: Residential electric and gas sales are primarily affected by the growth in the number of customers and the change in customer usage. In 1998, sales of electricity to residential customers increased 1% due to an increase in usage per customer. Commercial sales increased 1% resulting from the net effect of a 2% increase in the number of customers and a 1% decrease in usage per customer. Unseasonable weather conditions (billing degree days were 11% lower) contributed to the decrease in residential and commercial sales of gas. Sales of gas to residential customers decreased 11% due to the net effect of a 12% decrease in usage per customer due to unseasonable weather conditions and a 1% increase in the number of customers. Commercial sales decreased 9% due to the net effect of a 12% decrease in usage per customer and a 3% increase in the number of customers.

            In 1997, residential electric and gas sales and commercial gas sales decreased primarily because of a decrease in customer usage largely due to the unseasonable weather experienced in the Company's service territory in 1997. Heating billing degree days were 8% lower and cooling degree days were 16% lower in 1997 than in the prior year.

            Industrial Electric Sales: In 1998, as compared to 1997, industrial electric sales increased 1%. In 1997, as compared to 1996, industrial electric sales decreased 6% primarily due to a decrease in usage by a large industrial customer.

            Industrial Gas Sales: In 1998, firm gas sales to industrial customers decreased 32% primarily because of a decrease in usage by a large industrial customer and the conversion of a number of industrial customers to firm transportation service. Firm gas sales to industrial customers for 1997 increased 11% primarily because of increased usage by a large industrial customer.

            Interruptible Gas Sales: In 1998, interruptible gas sales decreased 22% largely due to a decrease in boiler gas usage for electric generation. Interruptible gas sales increased 111% in 1997, due largely to an increase in natural gas sold for use as a boiler fuel at the Roseton Plant. The use of gas as a boiler fuel at the Roseton Plant is dependent upon its economic benefit as compared to the use of oil for generation or the purchase of electricity to meet the Company's load requirements. Due to sharing arrangements, as described in the caption "Incentive Arrangements" of Item 7 hereof that are in place for interruptible gas sales and transportation of customer-owned gas, variations from year to year typically have a minimal impact on earnings.

            Electric Delivery Service: The phase-in of retail access for residential, commercial and small industrial customers began in 1998 as part of the Agreement. As a result of .1% of the Company's customers moving from purchases of electricity from the Company within the Company's franchise area to purchases from energy marketers (retail access), 53 million kWh of electricity was delivered to retail access customers in 1998.

          Transportation of Customer-owned Gas: The volume of customer-owned gas transported for firm customers increased 869% in 1998 due to an increase in the number of customers switching from full gas supply to firm transportation service, which had no material revenue impact on the Company. No volumes of gas were transported in 1996 for firm customers. Transported gas for interruptible customers decreased 3% in 1998 due to a decrease in usage by a large industrial customer. In 1997, transported gas for interruptible customers increased 74% due to an increase in usage by a large industrial customer.

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

            The net results of these incentive formulas were to increase pretax earnings by $1.0 million, $700,000 and $2.9 million during 1998, 1997, and 1996, respectively.

OPERATING EXPENSES

            Changes from the prior year in the components of the Company's operating expenses are listed below:

                                             Increase or (Decrease)
                                                From Prior Year
                                     --------------------------------------
                                             1998              1997
                                      ----------------   -----------------
                                       Amount      %        Amount      %
                                       ------      -        ------      -
                                                 (In Thousands)
Operating Expenses:
  Fuel and purchased
   electricity...............        $  3,280       3      $  7,584      7
  Purchased natural gas......         (16,550)    (27)       10,878     22
  Other expenses of
   operation.................          (4,972)     (5)       (1,527)    (2)
  Maintenance................            (670)     (2)       (1,364)    (5)
  Depreciation and
   amortization..............           1,696       4         1,284      3
  Taxes, other than
   income tax................          (1,421)     (2)       (1,266)    (2)
  Federal income tax.........             585       2        (3,510)   (11)
                                      -------               -------
          Total..............        $(18,052)     (4)     $ 12,079      3
                                      =======               =======

            The most significant elements of operating expenses are fuel and purchased electricity in the Company's electric department and purchased natural gas in the Company's gas department. Approximately 30% in 1998 and 29% in 1997 of every revenue dollar billed by the Company's electric department was expended for the combined cost of fuel used in electric generation and purchased electricity. The corresponding figures in the Company's gas department for the cost of purchased gas were 53% and 59%, respectively.

            In an effort to keep the cost of electricity at the lowest reasonable level, the Company purchases energy from sources such as other member companies of the NYPP, Canadian hydro sources and energy marketers whenever energy can be purchased at a unit cost lower than the incremental cost of generating the energy in the Company's plants.

            Purchased natural gas decreased $16.6 million (27%) in 1998 largely due to lower firm and interruptible gas sales, including gas used as a boiler fuel. Other expenses of operations decreased $5.0 million (5%) in 1998 resulting from decreased employee compensation due to fewer employees and associated fringe benefits. In 1997, fuel and purchased electricity increased $7.6 million (7%) primarily because of a 3% increase in total system sales which includes sales to other utilities. Purchased natural gas increased $10.9 million (22%) in 1997 primarily because of higher interruptible gas sales including gas used as a boiler fuel at the Roseton Plant.

            See Note 4 - "Federal Income Tax," hereof for an analysis and reconciliation of the federal income tax.

OTHER INCOME AND INTEREST CHARGES

           Other income (excluding AFDC) decreased $3.0 million (27%) in 1998 and increased $4.6 million (71%) in 1997. The 1998 decrease resulted primarily from interest refunded in 1997 from the settlement of various IRS audits. The 1997 increase was due primarily to interest refunded in 1997 from the settlement of various IRS audits and the 1996 charges associated with the optional redemption of the 8 3/4% Series of First Mortgage Bonds.

           Total interest charges (excluding AFDC) increased $1.0 million (4%) in 1998 primarily because of an increase in borrowings, and $533,000 (2%) in 1997.

           The following table sets forth some of the pertinent data on the Company's outstanding debt:

                                            1998        1997         1996
                                            ----        ----         ----
                                                 (In Thousands)
Long-term debt:
  Debt retired................           $     90    $     85      $ 30,000
  Outstanding at year-end*:
  Amount (including current
   portion)...................            396,998     363,744       364,026
  Effective rate..............              6.56%       6.78%         6.70%
Short-term debt:
  Average daily amount
   outstanding ...............           $  1,171    $  1,692      $  5,477
  Weighted average
   interest rate .............              5.51%       5.54%         5.59%

*Including debt of subsidiaries of $9.0 million in 1998, $7.4 million in 1997, and $7.6 million in 1996.

See Note 5 - "Short-Term Borrowing Arrangements" and Note 7 "Capitalization - Long-Term Debt" hereof for additional information on short-term and long-term debt of the Company.

NUCLEAR OPERATIONS

          The Nine Mile 2 Plant is owned, as tenants-in-common, by the Company, Niagara Mohawk, New York State Electric & Gas Company ("NYSEG"), LILCO, a subsidiary of LIPA, and Rochester Gas and Electric Corporation ("Rochester"). Niagara Mohawk operates the Nine Mile 2 Plant.

          The Company owns a 9% interest of the Nine Mile 2 Plant, which is discussed in Note 3 - "Nine Mile 2 Plant."

          The Company's share of operating expenses, taxes and depreciation pertaining to the operation of the Nine Mile 2 Plant are included in the Company's financial results. For both 1998 and 1997, the actual cost of operations was less than the allowable Nine Mile 2 Plant operation and maintenance expenses provided in Supplement No. 5 to the 1990 Settlement Agreement, as approved by the PSC. In both 1998 and 1997, the underruns were entirely deferred for the future benefit of customers (see Note 2 - "Regulatory Matters").

          The Company has continued to participate actively in the management, operations and accounting committees for the Nine Mile 2 Plant and will continue to do so in the future.

          On October 12, 1996, Niagara Mohawk and Rochester announced plans to establish a joint nuclear operating company to be known as New York Nuclear Operating Company ("NYNOC"). NYNOC was envisioned to assume full responsibility for operation of all the nuclear plants in New York State, including the Nine Mile 2 Plant, Niagara Mohawk's Unit No. 1 of the Nine Mile Point Nuclear Station and Rochester's Ginna Nuclear Plant. Since that time

NYNOC has been organized as a New York Limited Liability Company with three members: Niagara Mohawk, Rochester, and Con Edison. Although not a member, the PASNY has participated in the development of plans to implement NYNOC. It is expected that NYNOC could contribute to maintaining a high level of operational performance, contribute to continued satisfactory Nuclear Regulatory Commission ("NRC") regulatory compliance, provide opportunities for continued cost reductions and provide the basis for satisfactory economic regulation by the PSC. The initial work associated with plans for implementation of NYNOC was completed in 1998. No substantial further work on its implementation is anticipated until completion of the PSC proceeding regarding the future of nuclear power plants in New York State (as described below). Sufficient information is not available for the Company to make an assessment of such plans or whether it would consent to such plans to the extent that the Nine Mile 2 Plant is affected. Until such assessment can be made, the Company can take no position with respect to such plans.

            On or about June 15, 1998, NYSEG, one of the owners of the Nine Mile 2 Plant, commenced an action against Niagara Mohawk (which is the operator of the Nine Mile 2 Plant) in Supreme Court of the State of New York, Tompkins County, demanding, among other things, judgment to (i) enjoin Niagara Mohawk from transferring operating responsibility of the Nine Mile 2 Plant to NYNOC; and (ii) declare that Niagara Mohawk may not transfer its operational responsibility for the Nine Mile 2 Plant to NYNOC without NYSE&G's consent. The Company can make no prediction as to the outcome of this litigation.

            Niagara Mohawk and NYSE&G publicly announced in January 1999 plans to pursue the sale of their nuclear assets, including their interest in the Nine Mile 2 Plant. The Company can make no prediction as to whether or not any such sale will occur, or if such sale occurs, the effect on the Company's interest in the Nine Mile 2 Plant or its operations.

            On August 27, 1997, the PSC Staff issued a "Notice Soliciting Comments on Nuclear Generation" requesting comments and alternative approaches by interested parties on a "Staff Report on Nuclear Generation" ("Nuclear
Report"). The Nuclear Report concludes that nuclear generation along with non-nuclear generation facilities, should be subject to the discipline of market-based pricing.

            On March 20, 1998, the PSC initiated a proceeding to examine a number of issues raised by the Nuclear Report and the comments received in response to it. In reviewing the Nuclear Report and parties' comments, the PSC:
(a) adopted as a rebuttable presumption the premise that nuclear power should be priced on a market basis to the same degree as power from other sources, with parties challenging that premise having to bear a substantial burden of persuasion, (b) characterized the proposals in the Staff paper as by and large consistent in concept with the PSC's goal of a competitive, market-based electricity industry,

(c) questioned PSC Staff's position that would leave funding and other decommissioning responsibilities with the sellers of nuclear power interests and
(d) indicated interest in the potential for the NYNOC to benefit customers through efficiency gains and directed pursuit of that matter in this nuclear generating proceeding or separately upon the filing of a formal NYNOC proposal. The proceeding is expected to be completed in 1999.

            A  decommissioning  study for the Nine Mile 2 Plant was completed in
1995. The study's estimate of the cost to decommission the Plant is significantly higher than previous estimates. The Company believes that decommissioning costs, if higher than currently estimated, will ultimately be recovered in rates, although no such assurance can be given. However, future developments in the utility industry, including the effects of deregulation and increasing competition could change this conclusion. The Company cannot predict the outcome of these developments. For further information on decommissioning, see Note 3 - "Nine Mile 2 Plant."

            The NRC issued a policy statement on the Restructuring and Economic Deregulation of the Electric Utility Industry ("Policy Statement") in 1997. The Policy Statement addresses NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety and reserves to the NRC the right, in highly unusual situations where adequate protection of public health and safety would be compromised, to consider imposing joint and several liability on minority co-owners when one or more co-owners have defaulted on their contractual obligations. On December 28, 1998, the NRC announced commencement of a rulemaking proceeding initiated by a group of utilities which are non-operating joint owners of nuclear plants. These utilities request that the enforcement provisions of the NRC regulations be amended to clarify NRC policy regarding the potential liability of joint owners if other joint owners become financially incapable of bearing their share of the burden for safe operation or decommissioning of a nuclear power plant. Current NRC regulations allow a utility to set aside decommissioning funds annually over the estimated life of a plant. In addition to the above Policy Statement, the NRC is proposing to amend its regulations on decommissioning funding to reflect conditions expected from deregulation of the electric power industry. The Company is unable to predict how such increased stringency may affect the results of operations or financial condition of the Nine Mile 2 Plant.

            On July 5, 1998, the Nine Mile 2 Plant completed its sixth refueling outage, which commenced on May 2, 1998. It is scheduled to commence its seventh refueling outage March 1, 2000.

OTHER MATTERS

            New Accounting Standards: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. The Company currently does not own any derivative instruments; however, the Company intends to implement an energy trading risk management program in 1999 to manage the price risks associated with fuel purchases for generation, natural gas purchases for native load customers, and wholesale power transactions. The Company may utilize various financial instruments, such as futures, options, swaps, caps, floors and collars to stabilize the price volatility of these commodities. At this time, the Company cannot assess the impact that the proposed hedging program would have on its financial position or results of operations.

            In February 1996, the FASB issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. Over the past two years, this exposure draft has been the source of continual debate. The FASB has committed to completing this project and is proceeding toward issuance of another exposure draft (expected in the second quarter of 1999). If the accounting standard proposed in such exposure draft were adopted, it could result in higher annual provisions for removal or decommissioning to be recognized earlier in the operating life of nuclear and other generating units and an accelerated recognition of the decommissioning obligation. The FASB is continuing to explore various issues associated with this project including liability measurement and recognition issues. In addition, an effective date for the new exposure draft has not yet been determined. The FASB is deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. The Company can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of the Company.

            Other Issues: On an ongoing basis, the Company assesses environmental issues which could impact the Company and its customers. Note 3 - "Nine Mile 2 Plant" and Note 9 "Commitments and Contingencies" discuss current environmental issues affecting the Company, including (i) the 1995 decommissioning cost study of the Nine Mile 2 Plant, (ii) the Clean Water Act and CAA Amendments, which require control of emissions from fossil-fueled electric generating units, (iii) asbestos litigation cases, and (iv) a legal action filed in 1995 against the Company by the City of Newburgh, New York.


FINANCIAL INDICES

            Selected  financial indices for the last five years are set forth in the following table:
                                                                     1998          1997          1996          1995          1994
                                                                     ----          ----          ----          ----          ----
Pretax coverage of total interest charges:
     Including AFDC.....................................             3.83x         3.94x         4.08x         3.68x         3.38x
     Excluding AFDC.....................................             3.54x         3.69x         3.83x         3.43x         3.15x
     Funds from Operations..............................             4.39x         5.18x         5.29x         4.69x         4.24x

Pretax coverage of total interest
 charges and preferred stock dividends..................             3.27x         3.37x         3.47x         2.97x         2.74x

Percent of construction expenditures
 financed from internal funds...........................             100%          100%           100%          100%          100%

AFDC and Mirror CWIP* as a percentage
 of income available for common stock...................              17%           13%            13%           16%           16%

Effective tax rate......................................              35%            32%           36%           35%           35%

*  Refer  to  Note 2 -  "Regulatory  Matters"  under  the  caption  "Summary  of
Regulatory Assets and Liabilities" and the subcaption  "Deferred Finance Charges
- Deferred Nine Mile 2 Plant Costs" for a definition of Mirror CWIP.

COMMON STOCK DIVIDENDS AND PRICE RANGES

            The Company and its principal predecessors have paid dividends on its common stock in each year commencing in 1903, and the common stock of the Company has been listed on the New York Stock Exchange since 1945. The price ranges and the dividends paid for each quarterly period during the Company's last two fiscal years are as follows:

                                   1998                                             1997
                   ----------------------------------                ----------------------------------
                     HIGH          LOW       DIVIDEND                  HIGH         LOW        DIVIDEND


1st Quarter        $43 3/4       $39 5/8      $.535                  $33 3/8      $30 1/2      $ .53
2nd Quarter         46            38 7/8       .535                   34 3/4       29 3/4        .53
3rd Quarter         47 1/16       40 7/8       .54                    35 7/8       32 1/8        .535
4th Quarter         45 1/8        39 7/8       .54                    43 7/8       34 11/16      .535

            On June 26, 1998, the Company increased its quarterly dividend rate to $.54 per share from $.535 in 1997. On June 27, 1997, the Company increased its quarterly dividend rate to $.535 per share from $.53 per share.

            Any determination with regard to future dividend declarations, and the amounts and dates of such dividends, will depend on the circumstances at the time of consideration of such declaration. One such consideration will be the effect on the Company of the proposed holding company restructuring described in this Item 7 under the caption "Competition/Deregulation."

            The number of registered holders of common stock as of December 31, 1998, was 21,416. Of these, 20,836 were accounts in the names of individuals with total holdings of 5,132,676 shares, or an average of 246 shares per account. The 580 other accounts, in the names of institutional or other non-individual holders, for the most part, hold shares of common stock for the benefit of individuals.

     ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
               MARKET RISK
     -------------------------------------------------------

            The Company intends to implement an energy trading risk management program in 1999 to manage the price risks associated with fuel purchases for generation, natural gas purchases for native load customers, and wholesale power transactions. The Company may utilize various financial instruments, such as, futures, options, swaps, caps, floors and collars to stabilize the price volatility of these commodities. At this time, the Company cannot assess the impact that this proposed hedging program would have on its financial position or results of operations.

     ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     -----------------------------------------------------

I - Index to Financial Statements:                               PAGE
                                                                 ----
       Report of Independent Accountants                          52
       Statement of Management's Responsibility                   53
       Consolidated Balance Sheet at
         December 31, 1998 and 1997                               54
       Consolidated Statement of Income for the
         three years ended December 31, 1998                      56
       Consolidated Statement of Retained Earnings
         for the three years ended December 31, 1998              58
       Consolidated Statement of Cash Flows for the
         three years ended December 31, 1998                      59
       Notes to Consolidated Financial Statements                 61
       Selected Quarterly Financial Data (Unaudited)              98

II - Schedule II - Reserves

            All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

SUPPLEMENTARY DATA

            Supplementary data is included in "Selected Quarterly Financial Data (Unaudited)" referred to in I above and reference is made thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Central Hudson Gas
& Electric Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

New York, New York
January 29, 1999

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Central Hudson Gas & Electric Corporation and its subsidiaries (collectively, the Company) as well as all other information contained in this Form 10-K Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, in some cases, reflect amounts based on the best estimates and judgements of the Company's Management, giving due consideration to materiality.

The Company maintains adequate systems of internal control to provide reasonable assurance, that, among other things, transactions are executed in accordance with Management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the Company are properly safeguarded. The systems of internal control are documented, evaluated and tested by the Company's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. Management believes that the Company has maintained an effective system of internal control over the preparation of its financial information including the consolidated financial statements of the Company as of December 31, 1998.

Independent  accountants  were  engaged  to  audit  the  consolidated  financial statements of the Company and issue their report thereon. The Report of Independent Accountants, which is presented above, does not limit the responsibility of Management for information contained in the consolidated financial statements and elsewhere in this Form 10-K Report.

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

John E. Mack III                             DONNA S. DOYLE
Chairman of the Board                        Controller

                                        January 29, 1999

CONSOLIDATED BALANCE SHEET
(In Thousands)
                                                        December 31,
ASSETS                                                1998            1997
                                                      ----            ----
Utility Plant
  Electric...............................          $1,222,743     $1,193,735
  Gas....................................             158,165        151,222
  Common.................................              94,271         91,522
  Nuclear fuel...........................              42,317         37,262
                                                    ---------      ---------
                                                    1,517,496      1,473,741

  Less: Accumulated depreciation.........             597,383        560,304
        Nuclear fuel amortization........              35,381         33,059
                                                    ---------      ---------
                                                      884,732        880,378

  Construction work in progress..........              43,512         52,413
                                                    ---------      ---------
    Net Utility Plant....................             928,244        932,791
                                                    ---------      ---------

Other Property and Plant.................              19,059          1,089
                                                    ---------      ---------

Investments and Other Assets
  Prefunded pension costs................              40,218         23,536
  Other..................................              18,209         13,869
                                                    ---------      ---------
    Total Investments and Other Assets...              58,427         37,405
                                                    ---------      ---------
Current Assets
  Cash and cash equivalents..............              10,499          9,054
  Accounts receivable from customers -
   net of allowance for doubtful accounts;
   $2.4 million in 1998 and $2.8 million
   in 1997...............................              45,564         49,643
  Accrued unbilled utility revenues......              15,233         16,229
  Other receivables......................               4,555          2,073
  Materials and supplies, at average cost:
    Fuel.................................              11,797         11,920
    Construction and operating...........              11,790         12,180
  Special deposits and prepayments.......              34,823         14,210
                                                    ----------     ---------
    Total Current Assets.................             134,261        115,309
                                                    ----------     ---------
Deferred Charges
  Regulatory assets (Note 2).............             149,261        139,236
  Unamortized debt expense...............               5,062          5,002
  Other..................................              21,724         21,258
                                                   ----------     ----------
    Total Deferred Charges...............             176,047        165,496
                                                   ----------     ----------

           TOTAL ASSETS                            $1,316,038     $1,252,090
                                                    =========      =========


The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                          December 31,
CAPITALIZATION AND LIABILITIES                        1998           1997
                                                      ----           ----
Capitalization
 Common Stock Equity
   Common stock, $5 par value (Note 6)...          $   87,775     $   87,775
   Paid-in capital (Note 6)..............             284,465        284,465
   Retained earnings.....................             133,287        120,540
   Reacquired capital stock (Note 6).....             (27,143)       (9,398)
   Capital stock expense.................              (6,204)       (6,278)
                                                    ---------      --------
    Total Common Stock Equity............             472,180        477,104
                                                    ---------      ---------
 Cumulative Preferred Stock (Note 6)
   Not subject to mandatory redemption...              21,030         21,030
   Subject to mandatory redemption.......              35,000         35,000
                                                    ---------      ---------
    Total Cumulative Preferred Stock.....              56,030         56,030
                                                    ---------      ---------

 Long-term Debt (Note 7).................             356,918        361,829
                                                    ---------      ---------

    Total Capitalization.................             885,128        894,963
                                                    ---------      ---------

Current Liabilities
 Current maturities of long-term debt....              39,507          1,317
 Notes payable...........................              18,000              -
 Accounts payable........................              23,591         24,368
 Dividends payable.......................               9,913         10,052
 Accrued taxes and interest..............               6,334          3,240
 Accrued vacation .......................               4,400          4,339
 Customer deposits.......................               4,248          4,001
 Other...................................               7,932          6,545
                                                    ---------      ---------
    Total Current Liabilities............             113,925         53,862
                                                    ---------      ---------

Deferred Credits and Other Liabilities
 Regulatory liabilities (Note 2).........              81,065         81,271
 Operating reserves......................               5,995          6,582
 Other...................................              27,251         10,019
                                                    ---------      ---------
  Total Deferred Credits and
   Other Liabilities.....................             114,311         97,872
                                                    ---------      ---------

Deferred Income Tax (Note 4).............             202,674        205,393
                                                    ---------      ---------
Commitments and contingencies
  (Notes 2, 3 and 9).....................

 TOTAL CAPITALIZATION AND LIABILITIES              $1,316,038     $1,252,090
                                                    =========      =========

The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF INCOME
(In Thousands)


                                                 Year ended December 31,
                                            1998          1997           1996
                                            ----          ----           ----
Operating Revenues
  Electric.........................      $418,507       $416,429       $418,761
  Gas..............................        84,962        103,848         95,210
                                          -------        -------        -------
    Total Operating Revenues.......       503,469        520,277        513,971
                                          -------        -------        -------

Operating Expenses
 Operation:
  Fuel used in electric
   generation.......................       84,688         66,117         58,874
  Purchased electricity.............       40,573         55,864         55,523
  Purchased natural gas.............       44,964         61,514         50,636
  Other expenses of operation              96,247        101,219        102,746
 Maintenance........................       26,904         27,574         28,938
 Depreciation and amortization
 (Note 1)...........................       45,560         43,864         42,580
 Taxes, other than income
  tax...............................       63,458         64,879         66,145
 Federal income tax
 (Note 4)............................      29,775         29,190         32,700
                                          -------        -------        -------
    Total Operating Expenses.........     432,169        450,221        438,142
                                          -------        -------        -------

Operating Income.....................      71,300         70,056         75,829
                                          -------        -------        -------
Other Income
  Allowance for equity funds
   used during construction
   (Note 1)..........................         585            387            466
  Federal income tax (Note 4)               1,148          2,953          1,632
  Other - net........................       6,865          8,079          4,815
                                          -------        -------        -------
    Total Other Income...............       8,598         11,419          6,913
                                          -------        -------        -------
Income before Interest
  Charges............................      79,898         81,475         82,742
                                          -------        -------        -------











The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                  Year ended December 31,
                                            1998          1997          1996
                                            ----          ----          ----
Interest Charges
 Interest on long-term debt..........      23,115         23,097        23,617
 Other interest......................       3,639          2,647         2,626
 Allowance for borrowed
  funds used during
  construction (Note 1)..............        (324)          (261)         (523)
 Amortization of expense on
  debt...............................         924            906           940
                                          -------        -------       -------
   Total Interest Charges............      27,354         26,389        26,660
                                          -------        -------       -------

Net Income...........................      52,544         55,086        56,082

Premium on Preferred Stock
  Redemptions-Net....................           -              -           378
Dividends Declared on Cumul-
 ative Preferred Stock...............       3,230          3,230         3,230
                                          -------        -------       -------
Income Available for
 Common Stock........................    $ 49,314       $ 51,856      $ 52,474
                                          =======        =======       =======
Common Stock:
  Average shares outstanding
  (000s).............................      17,034         17,435         17,549
  Earnings per share on
   average shares outstanding........       $2.90          $2.97          $2.99














The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(In Thousands)
                                                   Year ended December 31,
                                             1998          1997           1996
                                             ----          ----           ----

Balance at beginning of year.........    $120,540       $105,821       $ 90,475

Net Income...........................      52,544         55,086         56,082
Premium on preferred stock
  redemption-net.....................        -              -               378

Dividends declared:
  On cumulative preferred
   stock.............................       3,230          3,230          3,230
  On common stock ($2.155 per
   share 1998; $2.135 per
   share 1997 $2.115 per
   share 1996).......................      36,567         37,137         37,128
                                          -------        -------        -------

     Total dividends declared........      39,797         40,367         40,358
                                          -------        -------        -------

Balance at end of year...............    $133,287       $120,540       $105,821
                                          =======        =======        =======












The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                                  Year ended December 31,
                                           1998           1997          1996
                                           ----           ----          ----
Operating Activities
  Net Income ........................    $ 52,544      $ 55,086       $ 56,082
  Adjustments to reconcile net
      income to net cash provided
      by operating activities:
       Depreciation and amortization
         including nuclear fuel
         amortization................      49,011        48,348         47,073
     Deferred income taxes...........        (116)       14,077         17,848
     Allowance for equity funds used
       during construction...........        (585)         (387)          (466)
     Nine Mile 2 Plant deferred
       finance charges, net..........      (4,855)       (4,855)        (4,855)
     Provisions for uncollectibles...       2,639         3,493          4,336
     Accrued pension costs...........     (12,277)       (8,555)        (6,757)
      Deferred gas costs.............       1,072          3,475        (4,861)
      Deferred gas refunds...........      (1,640)         1,695        (1,556)
     Other - net.....................       4,888          7,233         4,039
  Changes in current assets and
   liabilities, net:
     Accounts receivable and unbilled
       utility revenues..............         (46)        (4,420)       (6,338)
     Materials and supplies..........         513          3,995          (505)
     Special deposits and
       prepayments...................     (20,613)          (770)         (781)
     Accounts payable................        (777)        (1,769)        1,704
     Accrued taxes and interest......       3,094         (2,107)       (2,477)
     Other current liabilities.......       1,695            (61)          602
                                         --------        --------       -------
  Net cash provided by operating
   activities........................      74,547        114,478       103,088
                                         --------        -------       -------
















The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)                             1998            1997          1996
                                           ----            ----          ----
Investing Activities
  Additions to plant.................   (45,661)         (43,868)      (49,860)
  Allowance for equity funds used
   during construction...............       585              387           466
                                       --------          -------       -------
  Net additions to plant.............   (45,076)         (43,481)      (49,394)
  Subsidiaries' fixed asset
   additions.........................   (19,460)             -             -
  Nine Mile 2 Plant decommissioning
   trust fund........................      (868)            (868)       (1,008)
  Other - net........................      (801)             396          (526)
                                       --------          -------       -------
  Net cash used in investing
   activities........................   (66,205)         (43,953)      (50,928)
                                       --------          -------       -------
Financing Activities
  Proceeds from issuance of:
    Long-term debt...................    35,250            2,000         3,090
    Common stock.....................       -                -           1,817
  Net borrowings (repayments) of
   short-term debt...................    18,000          (15,600)       15,600
  Retirement & redemption
   of long-term debt.................    (2,466)          (2,282)      (30,779)
  Retirement & redemption of
   cumulative preferred stock........       -                -         (13,000)
  Premium on preferred stock
   redemption........................       -                -            (378)
  Dividends paid on cumulative
   preferred and common stock........   (39,936)        (40,426)       (40,489)
  Issuance and redemption costs......       -               -              736
  Reacquired capital stock...........   (17,745)         (9,398)           -
                                       --------         -------        -------
  Net cash used in financing
   activities........................    (6,897)        (65,706)       (63,403)
                                       --------         -------        -------


Net Change in Cash and Cash
 Equivalents.........................     1,445           4,819         (11,243)
Cash and Cash Equivalents at
 Beginning of Year...................     9,054           4,235          15,478
                                       --------         -------         -------
Cash and Cash Equivalents at End
 of Year.............................  $ 10,499        $  9,054        $  4,235
                                        =======         =======         =======
Supplemental Disclosure of Cash
 Flow Information
    Interest paid....................  $ 24,002        $ 24,309        $ 25,184
    Federal income taxes paid........    26,900          17,111          15,875


The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Central Hudson Gas & Electric Corporation (the "Company"), and its subsidiaries. Intercompany balances and transactions have been eliminated.

            The Company's subsidiaries are each directly or indirectly wholly owned and are comprised of landholding, cogeneration, fuel oil, electric generating or energy management companies. The net income of the Company's subsidiaries is reflected in the Consolidated Statement of Income as other non-operating income.

            Effective April 24, 1998, the Company formed a wholly-owned subsidiary named CH Energy Group, Inc., which, after a one-for-one share exchange, will become the holding company parent of the Company and its existing subsidiaries (with the exception of Phoenix Development Company, Inc.). See Note 2 - "Regulatory Matters," under the caption "Holding Company Restructuring" for further details.

RATES, REVENUES AND COST ADJUSTMENT CLAUSES

            Electric and gas retail rates are regulated by the Public Service Commission of the State of New York ("PSC"). Transmission rates, facilities charges and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

            Revenues are recognized on the basis of cycle billings rendered monthly or bimonthly. Estimated revenues are accrued for those customers billed bimonthly whose meters are not read in the current month.

            The Company's tariff for retail electric service includes a fuel cost adjustment clause pursuant to which electric rates are adjusted to reflect changes in the average cost of fuels used for electric generation and in certain purchased power costs, from the average of such costs included in base rates. The Company's tariff for gas service contains a comparable clause to adjust gas rates for changes in the price of purchased natural gas.

UTILITY PLANT

            The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. The Company's share of the costs of Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2") Plant are capitalized at original cost, less the disallowed investment of

$169.3 million which was recorded in 1987. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits, and Allowance for the Cost of Funds Used During Construction ("AFDC"), a non-cash item. Replacement of minor items of property is included in maintenance expenses.

            The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation at such time as the property is retired and removed from service.

JOINTLY OWNED FACILITIES

            The Company has a 9%, or 103 megawatt ("MW"), undivided interest in the 1,143 MW Nine Mile 2 Plant (see Note 3 - "Nine Mile 2 Plant") and a 35%, or 420 MW, undivided interest in the 1,200 MW Roseton Electric Generating Station ("Roseton Plant").

            The Company's share of the respective investments in the Nine Mile 2 Plant and the Roseton Plant, as included in its Consolidated Balance Sheet at December 31, 1998 and 1997, were:

                                                  1998               1997
                                                  ----               ----
                                                       (In Thousands)
      Nine Mile 2 Plant
       Plant in service...................     $315,358           $316,123
       Accumulated depreciation...........      (77,178)           (70,202)
       Construction work in progress......        2,132              1,032
     Roseton Plant
       Plant in service...................     $135,197           $134,555
       Accumulated depreciation...........      (80,486)           (77,438)
       Construction work in progress......          213                571

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

            The Company's regulated utility plant includes AFDC, which is defined in applicable regulatory systems as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFDC rate was 8.5% in 1998 and 8.0% in 1997 and 7.5% in 1996.

            For a discussion of the effect of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), as issued by the Financial Accounting Standards Board ("FASB"), on the Company's fossil-fueled generating plants, see Note 2 "Regulatory Matters," under the caption "Impact of Amended Settlement Agreement on Accounting Policies." Accordingly, beginning in 1998, significant capital projects relating to the fossil-fueled generating plants include capitalized interest instead of AFDC. For 1998 no such projects met the criteria for capitalized interest.

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

            The Company's composite rates for depreciation were 3.2% in 1998, 3.16% in 1997 and 3.13% in 1996 of the original cost of average depreciable property. The ratio of the amount of accumulated depreciation to the cost of depreciable property at December 31 was 39.6% in 1998, 38.2% in 1997 and 36.5% in 1996.

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

FEDERAL INCOME TAX

            The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Federal income taxes are allocated to operating expenses and other income and deductions in the Consolidated Statement of Income. Federal income taxes are deferred under the liability method in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under the liability method, deferred income taxes are provided for all differences between financial statement and tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that income taxes will be recoverable or refundable through future revenues.

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

NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

            Derivatives and Hedging Accounting: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. The Company currently does not own any derivative instruments; however, the Company intends to implement an energy trading risk management program in 1999 to manage the price risks associated with fuel purchases for generation, natural gas purchases for native load customers, and wholesale power transactions. The Company may utilize various financial instruments, such as futures, options, swaps, caps, floors, and collars to stabilize the price volatility of these commodities. At this time, the Company cannot assess the impact that the proposed hedging program would have on its financial position or results of operations.

            Plant Decommissioning: In February 1996, the FASB issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. Over the past two years, this exposure draft has been the source of continual debate. The FASB has committed to completing the project and is proceeding toward issuance of another exposure draft (expected in the second quarter of 1999). If the accounting standard proposed in such exposure draft were adopted, it could result in higher annual provisions for removal or decommissioning to be recognized earlier in the operating life of nuclear and other generating units and an accelerated recognition of the decommissioning obligation. The FASB is continuing to explore various issues associated with this project including liability measurement and recognition issues. In addition, an effective date for the new exposure draft has not yet been determined. The FASB is deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. The Company can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of the Company.

NOTE 2 - REGULATORY MATTERS

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

            In response to the May 1996 Order of the PSC issued in its generic Competitive Opportunities Proceeding ("Proceeding"), the Company, the PSC Staff and certain other parties entered into an Amended and Restated Settlement Agreement, dated January 2, 1998, ("Agreement"). The PSC approved the Agreement by its final Order issued and effective June 30, 1998.

            Shortly after the PSC issued its May 1996 Order, the Company and other electric utilities filed a court challenge to such Order. In addition, the Public Utility Law Project ("PULP") filed a similar appeal. Both appeals are stayed at this time. Subsequently, in December 1998, PULP filed an additional appeal with respect to such Order approving the Company's restructuring settlement. The Company has moved to dismiss this second appeal. The matter remains pending at this time and the Company can make no prediction as to the potential outcome of these matters.

            The Agreement generally includes the following provisions: (i) continuation of a basic electric rate freeze, along with a phase-in of retail access, for residential, commercial and small industrial customers through June 2001; (ii) a 5% reduction in base electric rates for large industrial customers;
(iii) a 10.6% return on equity ("ROE") cap with excess earnings, if any, deferred for stranded cost mitigation (at December 31, 1998, the Company recorded an estimated regulatory liability of $651,000 due to excess earnings);
(iv) a reasonable opportunity to recover all prudently incurred strandable costs, defined as "production expenditures of the company made in fulfilling its obligation to serve and provide safe, reliable electric service to customers within its franchise territory which are not expected to be recoverable in a competitive electricity market"; (v) functional separation of the Company's Danskammer Steam Generating Station ("Danskammer Plant") and its interest in the Roseton Plant in 1998; (vi) transfer of title by an auction of the Company's Danskammer Plant and its interest in the Roseton Plant to be completed by June 30, 2001, (an affiliate of the Company can bid, and the PSC reserved its authority to require an auction and transfer of the Company's fossil-fueled electric generating assets prior to June 30, 2001 if such action is found by the PSC to be in the public interest); (vii) approval to effect a holding company restructuring not later than June 30,

2001, which holding company initially would own the Company and all but one of the Company's existing wholly-owned subsidiaries; and (viii) permission for the Company to transfer up to $100 million of equity from the Company to unregulated affiliates prior to such holding company restructuring.

            In addition, the PSC directed the PSC Staff to provide assurance that the Company does not incur imprudent generation costs which could be avoided by divestiture of fossil-fueled electric generating assets prior to June 30, 2001, and added a provision dealing with mergers and acquisitions; namely, pursuant to a petition filed jointly or individually by the Company, the Company will have the flexibility to retain, on a cumulative basis, all savings associated with an acquisition or merger with another utility for a period of five years from the date of closing of any merger or acquisition up to the amount of the acquisition premium paid over the lesser of book value or fair market value of assets merged or acquired, and savings in excess of the recovery will be disposed of by the PSC.

            The consideration received by the Company in an auction, referred to in (vi) of the second preceding paragraph above, would, up to the net book value of the assets sold, be available for investment in unregulated operations without PSC approval. Any excess over such net book value will be required to be used to offset the Company's fossil-fueled generation related regulatory assets and, to the extent of any remaining consideration, to reduce the book cost of the Company's investment in the Nine Mile 2 Plant. In the event that the sale price of any such assets is below the Company's then current net book value, the difference will be preserved for recovery as strandable costs. The Company's potential strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive energy market. Examples include any unrecovered cost of the Company's fossil-fueled generating plants (resulting from the auction process) and net generation related regulatory assets. During the period ending June 30, 2001, the Company will continue to recover its potential electric strandable costs in the rates it charges its transmission and distribution customers. Following June 2001, the Company will be given a reasonable opportunity to recover, through a non- bypassable charge to customers, all prudently incurred, verifiable and appropriately mitigated electric strandable costs. The net book value of the Company's fossil generating assets at December 31, 1998, represented approximately 18% of net utility plant.

            In the event that no Company affiliate elects to bid in its auction, the Company will retain, prior to application of the consideration described in the immediately preceding paragraph, 10% of the proceeds in excess of the book value of the Company's fossil-fueled generation assets, not to exceed in the aggregate $17.5 million.

          After such divestiture, the Company expects to be obligated to continue to serve a portion of its electric customers. The Company cannot predict the amount of such service which it will be obligated to provide or the cost or availability of electricity to satisfy its service obligations.

HOLDING COMPANY RESTRUCTURING

            Effective April 24, 1998, the Company formed a wholly-owned subsidiary named CH Energy Group, Inc. which, after a one-for-one share exchange, will become the holding company parent of the Company and its then existing subsidiary companies (with the exception of Phoenix Development Company, Inc.). The Company has received approval from its shareholders, the PSC, the FERC, and the Nuclear Regulatory Commission ("NRC") to form such holding company. While no specific date has been established, it is expected that the holding company restructuring will occur some time during the first half of 1999. This will allow the Company to coordinate closely with such restructuring the transfer of up to $100 million in equity (as authorized by the PSC under the Agreement) from the Company to unregulated operations, of which approximately $25.5 million has been transferred as of December 31, 1998. Initially, the holding company (CH Energy Group, Inc.) will own, as first tier subsidiaries, the Company and its existing subsidiaries, as described in the subcaption "Affiliates" under the caption in Item 1 "Other Matters", with one exception: Phoenix Development Company, Inc., which holds real property for future use, will remain a wholly-owned subsidiary of the Company. CH Energy Group, Inc., following the share exchange, may also establish other subsidiaries over time.

IMPACT OF AMENDED SETTLEMENT AGREEMENT ON ACCOUNTING POLICIES

            The Agreement created certain changes to the Company's accounting policies. The Company's accounting policies conform to generally accepted accounting principles, which, for regulated public utilities, include SFAS 71. Under SFAS 71, regulated companies apply AFDC to the cost of construction projects. Because the Company's fossil-fueled generating plants are no longer subject to SFAS 71, capitalized interest will be applied instead of AFDC. Under SFAS 71, regulated companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in rates. If some of an enterprise's operations are regulated and meet the appropriate criteria, SFAS 71 is applied only to the regulated portion of the enterprise's operations.

            During 1997, the FASB Emerging Issues Task Force ("EITF") concluded that an entity should discontinue application of SFAS 71, to any portion of its business when a deregulation transition plan is in place and the terms are known. However, the EITF further qualified, in its Issue No. 97-4, that regulatory assets and liabilities should be evaluated based on where the cash flows are to be derived in the determination of the applicability of SFAS 71. When the cash flows are from rates to be charged to customers of the regulated business for recovery and settlement, respectively, of regulatory assets and liabilities, they should not be eliminated until: a) they are recovered or settled through the regulated cash flows, or b) they are individually impaired or the regulator eliminates the individual obligation or c) the portion of the business providing the regulated cash flows no longer meets the criteria of SFAS 71. None of these conditions has occurred as it applies to the Company's fossil-fueled generation regulatory assets and liabilities even though the Agreement put into place a deregulation transition plan with the ultimate goal of divesting the Company's fossil-fueled generating plant assets. Therefore, these balances continue to be reflected in the total for regulatory assets and liabilities in the Company's consolidated balance sheet. At December 31, 1998, and 1997, net regulatory assets associated with the fossil-fueled generating assets totalled $6.5 million and $7.6 million, respectively.

SUMMARY OF REGULATORY ASSETS AND LIABILITIES

            The following table sets forth the Company's regulatory assets and liabilities:

At December 31,                                        1998         1997
Regulatory Assets (Debits):                            ----         ----
---------------------------                              (In Thousands)
Deferred finance charges -
  Nine Mile 2 Plant......................           $  67,326     $  68,470
Income taxes recoverable
  through future rates....................             35,221        49,220
Deferred Newburgh Gas Site (Note 9).......             22,679         2,195
Other.....................................             24,035        19,351
                                                     --------      --------
  Total Regulatory Assets.................          $ 149,261     $ 139,236
                                                     --------      --------
Regulatory Liabilities (Credits):
---------------------------------
Deferred finance charges -
  Nine Mile 2 Plant.......................          $  10,431     $  16,431
Income taxes refundable...................             17,574        28,516
Deferred Nine Mile 2 Plant costs..........             15,790        11,296
Deferred pension costs overcollection
 (Note 8).................................             11,693         8,306
Deferred OPEB costs overcollection
 (Note 8).................................              9,796         6,824
Customer benefits account.................              5,447          -
Other.....................................             10,334         9,898
                                                     --------      --------
  Total Regulatory Liabilities............             81,065        81,271
                                                     --------      --------
     Net Regulatory Assets................          $  68,196     $  57,965
                                                     ========      ========

            Some of the significant regulatory assets and liabilities include:

            Deferred Finance Charges - Nine Mile 2 Plant: During the construction of the Nine Mile 2 Plant, the PSC authorized the inclusion in rate base of increasing amounts of the Company's investment in that Plant. The Company did not accrue AFDC on any of the Nine Mile 2 Plant construction work in progress ("CWIP") which was included in rate base and for which a cash return was being allowed; however, the PSC ordered, effective January 1, 1983, that amounts be accumulated in deferred debit and credit accounts equal to the amount of AFDC which was not being accrued on the CWIP included in rate base ("Mirror CWIP"). The balance in the deferred credit account is available to reduce future revenue requirements by amortizing portions of the deferred credit to other income or by the elimination through writing off other deferred balances as directed by the PSC. The Company expects such application of the deferred credit will occur over a period substantially shorter than the life of the Nine Mile 2 Plant. When amounts of such deferred credit are applied in order to reduce revenue requirements, amortization is started for a corresponding amount of the deferred debit, which amortization continues on a level basis over the remaining life of the Nine Mile 2 Plant resulting in recovery of such corresponding amount through rates. Mirror CWIP is expected to be exhausted by the end of the useful life of the Nine Mile 2 Plant either through the amortization or write-off procedures described above or through the write-off of the remaining debit and credit as directed by the PSC. The net effect of this procedure is that at the end of the amortization period for the deferred credit, the accounting and rate-making treatment will be the same as if the Nine Mile 2 Plant CWIP had not been included in rate base during the construction period.

            Pursuant to a PSC Order issued and effective February 11, 1994, in an electric rate proceeding, the Company was authorized to amortize $6 million annually of the deferred credit beginning in December 1993.

            The $6 million amortization of the deferred credit will be continued unless changed by a future PSC rate order or until it is exhausted. Under provisions of the Agreement, this amortization will be replaced with other deferred credits to the extent necessary to provide for full replacement of the expiring Mirror CWIP credits. The current level of the deferred debit amortization of $1.1 million is based on the level of deferred credits that have been utilized through the most recent rate year. Credit amounts utilized subsequently are included in the deferred debit amortization level at the time of the next PSC rate order for the new rate year based on the then remaining life of the Nine Mile 2 Plant.

            Income Taxes Recoverable/refundable: The adoption of SFAS 109 in 1993 increased the Company's net deferred tax obligation. As it is probable that the increase will be recovered from customers, the Company established a net regulatory asset for the recoverable future taxes.

            Deferred Nine Mile 2 Plant Costs: The existing rate-making for the Nine Mile 2 Plant, as directed by the PSC in its Order on Nine Mile 2 Operating and Capital Forecast for 1996 ("Supplement No. 5"), provides for the deferral of the difference between actual and authorized operating and maintenance expense. Supplement No. 5 continues in effect until changed by a subsequent rate order. For 1998 and 1997, the Nine Mile 2 Plant incurred less actual expense than authorized, and the Company's share has been recorded as a regulatory liability in accordance with Supplement No. 5.

            Customer Benefits Account: The Agreement requires that the Company set aside $10.0 million per calendar year in a Customer Benefits Account to fund rate reductions and retail access options. Funding sources include $3.0 million from shareholder sources, $3.5 million from fuel cost savings generated by the installation of the Company's coal dock unloading facility at its Danskammer Plant and $3.5 million from deferred credits related to the reconciliation of pension and OPEB costs. The Agreement also stipulates that unused funding accumulated to the end of the Agreement term is to be used for offsetting strandable costs or providing other ratepayer benefits.

AUCTION OF FOSSIL GENERATION PLANTS

            Under the Agreement, the Company is required to sell its fossil generation plants and transfer title by June 30, 2001. The Company has provided for the necessary internal and external resources to carry out the auction that is called for in the Agreement. An auction plan is being developed for approval by the PSC. The plan is intended to maximize the value received for the assets and provide for an orderly process and objective bid evaluation. Approval of the auction plan is expected during 1999 and selection of the winning bidder(s) is anticipated in 2000.

INDEPENDENT SYSTEM OPERATOR

            The Company is a member of the New York Power Pool ("NYPP") whose members, major investor-owned State electric utility companies, Long Island Lighting Company ("LILCO"), as a subsidiary of the Long Island Power Authority ("LIPA"), and the Power Authority of the State of New York ("PASNY"), by agreement, provide for coordinated operation of their bulk power electric systems. In a filing with the FERC, dated January 31, 1997, the member systems of the NYPP proposed a new market structure that would include as a key element the establishment of an Independent System Operator ("ISO") and certain other entities to supersede the NYPP. The ISO's principal mission would be to maintain the reliability of the New York State bulk power systems and to provide transmission service on a comparable and non-discriminatory basis. By Order, dated June 24, 1998, the FERC conditionally authorized the establishment of an ISO by the member systems of the NYPP. Said Order made an interim finding that the member systems' conditional proposal to restructure the New York electric wholesale market satisfied the principles set forth in FERC Order 888. The FERC deferred action on other aspects of such proposal including the rates, terms and conditions of the ISO's open access tariff. By order dated June 30, 1998, FERC conditionally authorized the establishment of the ISO and by order dated January 27, 1999, FERC conditionally accepted, with modifications, the proposed ISO tariff and the proposed market rules of the ISO and granted the request for market-based rates. The January 27, 1999, order called for public hearings on certain aspects of the proposed rates and provided for settlement judge proceedings. Future filings with FERC will be required to obtain FERC approval of the transfer of control of all necessary facilities to the ISO; any such transfer would not involve the transfer of ownership of such assets.

            Significant changes to pricing procedures now in effect within NYPP are expected, but it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of the Company.

NOTE 3 - NINE MILE 2 PLANT

GENERAL

            The Nine Mile 2 Plant is located in Oswego County, New York, and is operated by Niagara Mohawk Power Corporation ("Niagara Mohawk"). The Nine Mile 2 Plant is owned as tenants- in- common by the Company (9% interest), Niagara Mohawk (41% interest), New York State Electric & Gas Corporation ("NYSE&G") (18% interest), LILCO, as a subsidiary of the LIPA (18% interest), and Rochester Gas and Electric Corporation ("Rochester") (14% interest). The output of the Nine Mile 2 Plant, which has a rated net capability of 1,143 MW, is shared and the operating expenses of the Plant are allocated to the cotenants in the same proportions as the cotenants' respective ownership interests. The Company's share of direct operating expense for the Nine Mile 2 Plant is included in the appropriate expense classifications in the accompanying Consolidated Statement of Income.

            Under the Operating Agreement entered into by the cotenants, Niagara Mohawk acts as operator of the Nine Mile 2 Plant, and all five cotenants share certain policy, budget and managerial oversight functions. The Operating Agreement remains in effect subject to termination on six months notice.

RADIOACTIVE WASTE

            Niagara Mohawk has contracted with the U.S. Department of Energy ("DOE") for disposal of high-level radioactive waste ("spent fuel") from the Nine Mile 2 Plant. Despite a court order reaffirming the DOE's obligation to accept spent nuclear fuel by January 31, 1998, the DOE has forecasted the start of operations of its high-level radioactive waste repository to be no earlier than 2010. The Company has been advised by Niagara Mohawk that the Nine Mile 2 Plant spent fuel storage pool has a capacity for spent fuel that is adequate until 2012. If DOE schedule slippage should occur, facilities that extend the on-site storage capability for spent fuel at the Nine Mile 2 Plant beyond 2012 would need to be acquired.

NUCLEAR PLANT DECOMMISSIONING COSTS

            The Company's 9% share of costs to decommission the Nine Mile 2 Plant is estimated to be approximately $209.6 million ($80.4 million in 1998 dollars) and assumes that decommissioning will begin shortly after the operating license expires in the year 2026. This estimate is based upon a site-specific study completed in December 1995.

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

            The qualified external decommissioning trust fund at December 31, 1998 and 1997, amounted to $13.9 million and $11 million, respectively, including net reinvested earnings to date of $6.4 million. The qualified external decommissioning trust fund is reflected in the Company's Consolidated Balance Sheet in "Investments and Other Assets-Other." At December 31, 1998, the external decommissioning trust fund investments carrying value approximated fair market value. The amount of accumulated decommissioning costs recovered through rates and the net earnings of the external decommissioning trust fund are reflected in accumulated depreciation in the Company's Consolidated Balance Sheet and amount to $15.6 million and $12.6 million at December 31, 1998 and 1997, respectively.

            Reference is made to the subcaption "New Accounting Standards and Other FASB Projects - Plant Decommissioning" in Note 1 - "Summary of Significant Accounting Policies" for details of the proposed changes in accounting for nuclear decommissioning costs.

            The Company believes that if decommissioning costs are greater than currently estimated, such revised costs would be recovered in rates. However, future developments in the utility industry, including the effects of deregulation and increasing competition, could change this conclusion.

NOTE 4 - FEDERAL INCOME TAX

COMPONENTS OF FEDERAL INCOME TAX

            The following is a summary of the components of federal income tax as reported in the Consolidated Statement of Income:

                                            1998       1997        1996
                                          -------     ------      ------
                                                (In Thousands)

Charged to operating expense:
  Federal income tax.................    $28,408      $19,004     $18,936
  Deferred income tax................      1,367       10,186      13,764
                                          ------       ------      ------
    Income tax charged to
      operating expense..............     29,775       29,190      32,700
                                          ------       ------      ------
 Charged (credited) to other
 income and deductions:
  Federal income tax.................        335       (6,844)     (5,716)
  Deferred income tax................     (1,483)       3,891       4,084
                                          ------       ------      ------
    Income tax (credited)
      to other income and
       deductions....................     (1,148)      (2,953)     (1,632)
                                          ------       ------      ------
    Total federal income tax.........    $28,627      $26,237     $31,068
                                          ======       ======      ======

RECONCILIATION: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Consolidated Statement of Income:

                                        1998         1997        1996
                                      --------     --------    -------
                                             (In Thousands)

Net income.......................     $52,544      $55,086     $56,082
Federal income tax...............      28,743       12,160      13,220
Deferred income tax..............        (116)      14,077      17,848
                                       ------       ------      ------
  Income before taxes............     $81,171      $81,323     $87,150
                                       ======       ======      ======
Computed tax @ 35%
 statutory rate..................     $28,410      $28,463     $30,503
Increase (decrease) to computed
 tax due to:
  Pension expense................      (4,486)      (2,855)     (2,424)
  Deferred finance charges -
   Nine Mile 2 Plant.............      (1,700)      (1,699)     (1,699)
  Alternative minimum tax........      (1,048)      (7,350)     (2,262)
  Tax depreciation...............       4,248       (4,225)    (10,499)
  Customer Benefits Account......       1,906          -           -
  Nine Mile 2 settlement costs          1,282        1,567       1,043
  Deferred gas costs.............         375        1,216      (1,703)
  Deferred storm costs...........         -         (2,257)        -
  Other..........................        (244)        (700)        261
                                       ------       ------      ------
Federal income tax...............      28,743       12,160      13,220
Deferred income tax..............        (116)      14,077      17,848
                                       ------       ------      ------
  Total federal income tax.......     $28,627      $26,237     $31,068
                                       ======       ======      ======
 Effective tax rate..............       35.3%        32.3%       35.6%
                                       ======       ======      ======

            The following is a summary of the components of deferred taxes at December 31, 1998 and 1997, as reported in the Consolidated Balance Sheet:

                                                   1998          1997
                                                  ------        ------
                                                     (In Thousands)
Accumulated Deferred Income
   Tax Assets:
      Future tax benefits on
        investment tax credit basis
        difference...................             $ 14,033    $ 14,837
      Unbilled revenues..............                5,261       5,675
      Alternative minimum tax........                  -         1,048
      Other..........................               32,938      29,047
                                                   -------     -------
 Accumulated Deferred Income
   Tax Assets........................             $ 52,232    $ 50,607
                                                   -------     -------
Accumulated Deferred Income
   Tax Liabilities:
      Tax depreciation...............             $180,339    $181,314
      Accumulated deferred investment
        tax credit...................               26,062      27,555
      Future revenues - recovery of
        plant basis differences......               11,319      17,475
      Other..........................               37,186      29,656
                                                   -------     -------
 Accumulated Deferred Income
   Tax Liabilities...................              254,906     256,000
                                                   -------     -------
 Net Accumulated Deferred Income
   Tax Liability.....................             $202,674    $205,393
                                                   =======     =======

NOTE 5 - SHORT-TERM BORROWING ARRANGEMENTS

            The Company has in effect a revolving credit agreement with four commercial banks which allows it to borrow up to $50 million through October 23, 2001, ("Borrowing Agreement"). The Borrowing Agreement gives the Company the option of borrowing at either the higher of the prime rate or the sum of the federal funds rate plus 1/2 of 1%, or three other money market rates, if such rates are lower. Compensating balances are not required under the Borrowing Agreement. In addition, the Company maintains confirmed lines of credit totaling $1.5 million with regional banks. There were no outstanding loans under the Borrowing Agreement or the line of credit at December 31, 1998 or 1997. In order to diversify its sources of short-term financing, the Company has entered into short-term credit facilities agreements with several commercial banks. At December 31, 1998, the Company had outstanding short-term debt of $18 million under such facilities with a weighted average interest rate of 5.5%. The Company had no short-term debt outstanding at December 31, 1997.

            Authorization from the PSC limits the amount the Company may have outstanding, at any time, under all of its short-term borrowing arrangements to $52 million in the aggregate.

            As part of its establishing a holding company structure, CH Energy Group, Inc., the proposed holding company, has established a $50 million revolving credit agreement with three commercial banks through December 4, 2001. No borrowings are permitted under such agreement until the share exchange establishing CH Energy Group, Inc. as a holding company is effected.


NOTE 6 - CAPITALIZATION  - CAPITAL STOCK COMMON STOCK, $5 par value;  30,000,000 shares authorized:
                                                                                                                Reacquired
                                                           Common Stock                     Paid-In              Capital
                                                    Shares            Amount                Capital               Stock
                                                  Outstanding         ($000)                ($000)                ($000)
                                                  -----------         ------               --------             ----------
January 1, 1996.....................               17,496,051         $87,480              $282,942             $    -
 Issued under dividend
  reinvestment plan("DRP")(a).......                   49,023             245                 1,278                  -
 Issued under customer stock
  purchase plan ("CSPP")(a).........                    9,913              50                   245                  -
                                                   ----------          ------               -------              -------
December 31, 1996...................               17,554,987          87,775               284,465                  -
 Repurchased under common
  stock repurchase plan.............                 (275,200)            -                     -                 (9,398)
                                                   ----------          ------               -------              -------
December 31, 1997...................               17,279,787          87,775               284,465               (9,398)
 Repurchase under common
  stock repurchase plan.............                 (417,700)            -                     -                (17,745)
                                                   ----------          ------               -------              -------
December 31, 1998...................               16,862,087         $87,775              $284,465             $(27,143)
                                                   ==========          ======               =======              =======

(a) In May 1996, the Company converted its DRP and its CSPP from original issue to open market purchase of common shares.

CUMULATIVE PREFERRED STOCK, $100 par value; 1,200,000 shares authorized:

                         Final         Redemption        Shares Outstanding
                       Redemption        Price               December 31,
            Series       Date           12/31/98          1998         1997
            ------    ----------       ----------         ----         ----
Not Subject to Mandatory
 Redemption:

            4 1/2%                      $107.00          70,300       70,300
            4.75%                        106.75          20,000       20,000
            4.35%                        102.00          60,000       60,000
            4.96%                        101.00          60,000       60,000
                                                        -------      -------
                                                        210,300      210,300
                                                        -------      -------

Subject to Mandatory
 Redemption:

            6.20%       10/1/08 (a)                     200,000      200,000
            6.80%       10/1/27 (a)                     150,000      150,000
                                                        -------      -------
                                                        350,000      350,000
                                                        -------      -------
                    Total                               560,300      560,300
                                                        =======      =======

(a) Cannot be redeemed prior to October 1, 2003.

            The Company had no cumulative preferred stock redemptions or issuances during 1998 and 1997; however, on January 1, 1996, the Company optionally redeemed its 7.72% Series Cumulative Preferred Stock (par value $100 per share) at a redemption price of $101.00 per share. The $13.1 million redemption price paid and associated costs were funded through internal sources.

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

            That Order authorizes the Company, through December 31, 1999, to: 1) issue and sell up to $40 million of new securities comprised of common stock and/or medium term notes, 2) acquire not more than 2.5 million shares of its issued and outstanding common stock, of which the Company repurchased 692,900 shares through December 31, 1998, and 3) effective January 1, 1997, combine its existing DRP, its CSPP and its Employee Stock Purchase Plan into a single plan called the Stock Purchase Plan. The Stock Purchase Plan became effective January 1, 1997, superseded such other plans and operates as an original issue or open market purchase plan.

NOTE 7 - CAPITALIZATION - LONG-TERM DEBT

  Details of long-term debt are as follows:

                                                          December 31,
                                                      --------------------
                                                      1998            1997
                                                      ----            ----
                                                         (In Thousands)
      Series                 Maturity Date
      ------                 -------------
First Mortgage Bonds:

 6.10% (a)                   April 28, 2000        $ 10,000         $ 10,000
 7.70% (a)                   June 12, 2000           25,000          25,000
 7.97% (a)                   June 11, 2003            8,000            8,000
 7.97% (a)                   June 13, 2003            8,000            8,000
 6.46% (a)                   August 11, 2003         10,000           10,000
 6 1/4%(b)                   June 1, 2007             4,325            4,415
 9 1/4%                      May 1, 2021             70,000           70,000
 8.12% (a)                   August 29, 2022         10,000           10,000
 8.14% (a)                   August 29, 2022         10,000           10,000
 8.375%(b)(d)                December 1, 2028        16,700           16,700
                                                    -------          -------
                                                    172,025          172,115

Promissory Notes:

1984 Series A (7 3/8%)(c)    Oct. 1, 2014            16,700           16,700
1984 Series B (7 3/8%)(c)    Oct. 1, 2014            16,700           16,700
1985 Series A (Var. rate)(c) Nov. 1, 2020            36,250           36,250
1985 Series B (Var. rate)(c) Nov. 1, 2020            36,000           36,000
1987 Series A (Var. rate)(c) June 1, 2027            33,700           33,700
1987 Series B (Var. rate)(c) June 1, 2027             9,900            9,900
1998 Series A (4.20%)(c)     Dec. 1, 2028            16,700             -
 5.38% (a)                   Jan. 15,1999            20,000           20,000
 5.93% (a)                   Sept.10,2001            15,000             -
 7.85% (a)                   July 2, 2004            15,000           15,000
                                                    -------          -------
                                                    215,950          184,250

Secured Notes Payable of Subsidiary                   9,023            7,379
Unamortized Discount on Debt                           (573)            (598)
                                                    -------          -------
                Total long-term debt                396,425          363,146
                                                    -------          -------
Less Current Portion                                (39,507)          (1,317)
                                                    -------          -------
                                                   $356,918         $361,829
                                                    =======          =======

(a)  Issued under the Company's Medium Term Note Program.
(b) First Mortgage Bonds issued in connection with the sale by the New York State Energy Research and Development Authority ("NYSERDA") of tax-exempt pollution control revenue bonds.
(c) Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.
(d)  To be redeemed March 1, 1999.

LONG-TERM DEBT MATURITIES

            The aggregate principal amounts of long-term debt maturing for the next five years and thereafter are as follows: $39.5 million in 1999, $36.4 million in 2000, $16.4 million in 2001, $1.1 million in 2002, $26.7 million in 2003 and $276.3 million thereafter.

FIRST MORTGAGE BONDS

            The Company, on December 2, 1998, refinanced the 8.375% series of pollution control bonds, issued on its behalf by NYSERDA in 1988 in the aggregate principal amount of $16.7 million, which bonds are supported by the Company's First Mortgage Bonds of like principle amount. Such bonds were refinanced with lower cost NYSERDA pollution control bonds, which bonds are supported by the Company's Promissory Note of like principal amount, at a fixed rate of 4.20% for their initial term of five years and thereafter are subject to repricing. The 8.375% series will be redeemed on March 1, 1999, in order to coordinate with the Article XXI Mortgage Indenture requirements noted below under the subcaption "Mortgage Indenture Covenant." Accordingly, these bonds have been included in the "Current Maturities of Long-Term Debt" on the Company's Balance Sheet. The Company did not issue or redeem any First Mortgage Bonds during 1997; however, on May 1, 1996, the Company redeemed $30 million of its 8 3/4% Series due 2001 at a redemption price of 102.07% of their principal amount.

MEDIUM TERM NOTES

            On September 8, 1998, the Company issued and sold a $15 million tranche of its unsecured Medium-Term Notes, Series B, under its medium term note program. Such notes bear a fixed annual interest rate of 5.93%, mature on September 10, 2001, and are not redeemable at the option of the Company prior to maturity. The net proceeds to the Company from the sale of such notes were $14,947,500 or 99.65% (before deducting expenses).

            On January 15, 1999, the Company issued and sold a $20 million tranche of its unsecured Medium-Term Notes, Series C, under its medium term note program. Such notes bear a fixed annual interest rate of 6.00%, mature on January 15, 2009, and are not redeemable at the option of the Company prior to maturity. The net proceeds to the Company from the sale of such notes were $19,875,000 or 99.875% (before deducting expenses). Such proceeds were applied to the payment at maturity on January 15, 1999, of a $20,000,000 tranche of the Company's unsecured Medium-Term Notes, Series A, that bore interest at a fixed annual interest rate of 5.38%.

AMENDED SETTLEMENT AGREEMENT

            Under the terms of the Agreement described in Note 2 "Regulatory Matters," the Company may transfer up to $100 million from its regulated utility business to its unregulated businesses prior to completing the holding company restructuring. As of December 31, 1998, approximately $25.5 million has been transferred. The Company may, pursuant to this authorization, issue up to $100 million of new securities prior to June 30, 2001. The Company expects to issue medium term notes; however, the amount and timing of any such issuance is not determinable at this time.

NYSERDA

            The NYSERDA Pollution Control Revenue Bonds issued in 1985 (Series A and B) and 1987 (Series A and B) (collectively, the "1985 and 1987 NYSERDA Bonds") are variable rate obligations subject to weekly repricing and investor tender. The Company has the right, exercisable independently with respect to each series of the 1985 and 1987 NYSERDA Bonds, to convert those Bonds of each such series to a fixed rate for the remainder of their term. In its rate orders, the PSC has authorized deferred accounting for the interest costs on the Company's 1985 and 1987 Series A and B Promissory Notes which were issued in connection with the sale of the 1985 and 1987 NYSERDA Bonds. The authorization provides for full recovery of the variance between that portion of the actual interest costs supporting utility operations and the interest costs allowed in rates. The percent of interest costs supporting utility operations represents approximately 95% of the total costs. The deferred balances under such accounting were $4.9 million and $3.8 million at December 31, 1998 and 1997, respectively, and were included in "Regulatory Assets" in the Company's Consolidated Balance Sheet. Such deferred balances are to be addressed in future rate cases. By Order, issued and effective December 4, 1996, the PSC authorized the Company to issue up to $132.55 million of tax-exempt NYSERDA Pollution Control Revenue Bonds for refunding purposes or for the purpose of refinancing, if economical, a like amount of such bonds presently outstanding.

LETTERS OF CREDIT

            The Company has in place irrevocable letters of credit which support certain payments required to be made on the 1985 and 1987 NYSERDA Bonds. Such letters of credit, which expire in 1999 and 2000, will be renewed prior to expiration. The Company anticipates being able to extend such letters of credit if the interest rate on the related series of such Bonds is not converted to a fixed interest rate. If the Company were unable to extend the letter of credit that is related to a particular series of such Bonds, that series would have to be redeemed unless a fixed rate of interest became effective. Payments made under the letters of credit in connection with purchases of tendered 1985 and 1987 NYSERDA Bonds are repaid with the proceeds from the remarketing of such Bonds. To the extent the proceeds are not sufficient, the Company would be required to reimburse the bank that issued the letter of credit for the amount of any resulting draw under that letter prior to its expiration date.

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

MORTGAGE INDENTURE COVENANT

            Article XXI of the Company's Indenture of Mortgage, pursuant to which the Company's first mortgage bonds are outstanding (the "Mortgage"), requires generally that, to the extent that the cost of property additions (as defined in the Mortgage) acquired by the Company during a calendar year is less than the allowance for depreciation on property subject to the Mortgage (calculated pursuant to the Mortgage) for such calendar year, the Company must deposit cash with the Mortgage Trustee in the amount of such deficiency, less certain credits available to the Company under the Mortgage (the "Article XXI Deficiency").

            Any cash  deposited  with the  Mortgage  Trustee  as a result  of an
Article XXI Deficiency may be withdrawn by the Company in an amount equal to the cost of property additions acquired by the Company subsequent to such calendar year, or may be applied by the Mortgage Trustee, at the request of the Company, to redeem or purchase outstanding mortgage bonds in accordance with the provisions of the Mortgage. If any such cash left on deposit with the Mortgage Trustee for 12 consecutive months or more is in excess of $350,000, the amount of such cash in excess of $250,000 must be applied by the Mortgage Trustee to redeem or purchase mortgage bonds, subject to certain exceptions set forth in the Mortgage. Article XXI of the Mortgage will remain in effect so long as any of the Company's mortgage bonds of any series created prior to 1994 are outstanding under the Mortgage.

            For calendar year 1997, the Company experienced an Article XXI Deficiency in the amount of $722,226, in satisfaction of which, on March 24, 1998, it deposited with the Mortgage Trustee cash in that amount. For calendar year 1998, the Company experienced an Article XXI Deficiency in the approximate amount of $16.3 million, in satisfaction of which it deposited with the Mortgage Trustee cash in that amount received by the Company from the proceeds of the 1998 NYSERDA Bonds. Such cash deposited will be applied by the Mortgage Trustee, at the request of the Company, to the redemption, on March 1, 1999, of the Company's First Mortgage Bonds, 8.375% Series due 2028.

NOTE 8 - POSTEMPLOYMENT BENEFITS

PENSION BENEFITS

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

            The 1998 and 1997 accounting for pension benefits reflects adoption of PSC-prescribed provisions which, among other things, requires ten-year amortization of actuarial gains and losses and deferral of differences between actual pension expense and rate allowances.

            In  addition  to  the  Retirement   Plan,  the  Company  sponsors  a
non-qualified plan for eligible officers (the "EDCP") and a non-qualified pension restoration plan.

OTHER POSTRETIREMENT BENEFITS

            The Company provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plan ("Benefit Plan"). Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company. These and similar benefits for active employees are provided through insurance companies whose premiums are based on the benefits paid during the year. In order to reduce the total costs of these benefits, the Company requires employees who retired on or after October 1, 1994, to contribute toward the cost of such benefits.

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

            Reconciliations of Pension and OPEB Plans' benefit obligation, plan assets and funded status, as well as the components of net periodic pension cost and the weighted average assumptions are as follows:

                                    Pension Benefits                  Other Benefits
                                 ----------------------           -------------------------
                                   1998           1997             1998              1997
                                   ----           ----             ----              ----
                                       In Thousands                     In Thousands
                                       ------------                     ------------
Change in Benefit
 Obligation:
  Benefit obligation
   at beginning of
   year                          $225,038       $201,779          $78,953         $ 71,481
    Service cost                    5,205          4,578            2,076            1,745
    Interest cost                  16,234         15,504            5,610            5,264
    Plan amendments                14,439           -                -                -
    Benefits paid                 (12,433)       (11,750)          (2,973)          (2,606)
    Actuarial (gain)
     or loss                       22,021         14,927            9,805            3,069
                                 --------       --------          -------         --------
  Benefit Obligation
   at End of Year                $270,504       $225,038          $93,471         $ 78,953
                                 --------       --------          -------         --------
Change in Plan
Assets:
  Fair value of plan
   assets at begin-
   ning of year                  $316,852       $268,615          $45,109         $ 31,402

    Actual return on
     plan assets                    6,040         60,842           10,607           10,004
    Employer
     contributions                     72             48            5,489            6,431
    Benefits paid                 (12,433)       (11,750)          (3,569)          (2,606)
    Administrative
     Expenses                      (1,494)          (903)            (456)            (122)
                                 --------       --------          -------         --------
  Fair Value of Plan
   Assets at End of
   Year                          $309,037       $316,852          $ 57,180        $ 45,109
                                 --------       --------          -------         --------


                                    Pension Benefits                  Other Benefits
                                 ----------------------           -------------------------
                                   1998           1997             1998              1997
                                   ----           ----             ----              ----
                                       In Thousands                     In Thousands
                                       ------------                     ------------
Reconciliation of
 Funded status
  Funded status                  $ 38,533       $ 91,814          $(36,291)      $(33,844)
   Unrecognized
   actuarial (gain)               (18,985)       (73,949)           (9,800)       (14,716)
  Unrecognized
   transition (asset)
   or obligation                   (2,065)        (2,700)           43,579         46,693
  Unamortized prior
   service cost                    20,179          6,292              (129)          (139)
                                 --------       --------          --------       --------
Accrued Benefit Cost             $ 37,662       $ 21,457          $ (2,641)      $ (2,006)
                                 --------       --------          --------       --------
Components of Net
 Periodic Benefit
 Cost
  Service cost                   $  5,205       $  4,578          $  2,076       $  1,745
  Interest cost                    16,234         15,504             5,610          5,264
  Expected return on
   plan assets                    (27,325)       (24,373)           (2,867)        (1,886)
  Amortization of
   prior service cost                 552            355               (10)           (10)
  Amortization of
   transitional
   (asset) or
   obligation                        (635)          (635)            3,114          3,114
  Recognized
   actuarial
   (gain) or loss                 (10,162)        (7,846)           (1,789)        (1,504)
                                 --------       --------          --------       --------
Net Periodic Benefit
 Cost                            $(16,131)      $(12,417)         $  6,134       $  6,723
                                 --------       --------          --------       --------
Weighted-average
 assumptions as of
 December 31
  Discount rate                      6.50%          7.25%             6.50%         7.25%
  Expected long-term
   rate of return on
   plan assets                       8.50%          9.25%             6.80%         6.80%
  Rate of compen-
  sation increase                    4.00%          4.50%             4.00%         4.50%

            For measurement purposes, a 9.5% (9.9% for participants over age 65) annual rate of increase in the per capita cost of covered health benefits is assumed for 1999. The rate is assumed to decrease gradually to 5.5% for 2008 and remain at that level thereafter.

            Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one- percentage-point change in assumed health care cost trend rates would have the following effects:

                                   One-Percentage-         One-Percentage-
                                   Point Decrease          Point Increase
                                   --------------          --------------

Effect on total of service
 and interest cost compo-
 nents for 1998                     $ 1,138,000             $  (987,000)

Effect on year-end 1998
 postretirement benefit
 obligation                         $12,245,000             $(10,826,000)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

NUCLEAR LIABILITY INSURANCE

            The Price-Anderson Act is a federal law which limits the public liability which can be imposed with respect to a nuclear incident at a licensed nuclear electric generating facility. Such Act also provides for assessment of owners of all licensed nuclear units in the United States for losses in excess of certain limits in the event of a nuclear incident at any such licensed unit. Under the provisions of the Price-Anderson Act, the Company's potential assessment (based on its 9% ownership interest in the Nine Mile 2 Plant and assuming that the other Nine Mile 2 Plant cotenants were to contribute their proportionate shares of the potential assessments) would be $7.6 million (subject to adjustment for inflation) and the Company could be assessed $378,000 (subject to adjustment for inflation) as an additional surcharge, but would be limited to a maximum assessment of $900,000 in any year with respect to any nuclear incident. The public liability insurance coverage of $200 million required under the Price-Anderson Act for the Nine Mile 2 Plant is provided through Niagara Mohawk.

            The Company also carries insurance to cover the additional costs of replacement power (under a Business Interruption and/or Extra Expense Insurance Policy) incurred by the Company in the event of a prolonged accidental outage of the Nine Mile 2 Plant. This insurance arrangement provides for payments of up to $276,000 per week if the Nine Mile 2 Plant experiences a continuous accidental outage which extends beyond 21 weeks. Such payments will continue for 52 weeks after expiration of the 21-week deductible period, and thereafter the insurer shall pay 80% of the weekly indemnity for a second and third 52-week period. Subject to certain limitations, the Company may request prepayment, in a lump sum amount, of the insurance payments which would otherwise be paid to it with respect to said third 52-week period, calculated on a net present value basis.

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

           Clean Water Act Compliance: In 1992 the Company filed renewal applications for the State Pollution Discharge Elimination System ("SPDES") permits for its Roseton and Danskammer Plants. Such permits are required to operate the Plants' cooling water systems and wastewater treatment systems. The Company is a party to an active proceeding before the New York State Department of Environmental Conservation ("NYSDEC") related to the processing of the application for the Roseton Plant. The utility participants in the proceeding agreed to prepare and submit a revised Draft Environmental Impact Statement ("DEIS") with a target date of December 31, 1999. NYSDEC has indicated that draft SPDES permits will be issued after the revised DEIS is filed. At this stage of the proceeding, the Company can make no determination as to the outcome of the proceeding or the impact, if any, on the Company's financial position.

          Clean Air Act Amendments: The Clean Air Act Amendments of 1990 ("CAA Amendments") added several new programs which address attainment and maintenance of national ambient air quality standards. These include control of emissions from fossil-fueled electric generating plants that affect "acid rain" and ozone. At December 15, 1998, the Company believes it was in full compliance with regulations promulgated to date under the CAA Amendments. Ongoing federal and state clean air initiatives may require the Company to reduce its emissions in the future.

            The Company's emissions of nitrogen oxides ("NOx") were subject to additional controls, effective May 31, 1995, under Title I of the CAA Amendments. The Company has installed appropriate controls in compliance with this requirement. The Northeast Ozone Transport Commission ("OTC"), of which New York State is a member, has agreed that additional reductions of NOx emissions will be required in 1999 and, possibly, in the year 2003. The NYSDEC has proposed regulations intended to implement the 1999-2002 NOx emissions reduction contemplated by OTC. The Company is developing plans to comply with the NYSDEC proposal and believes that it can do so by fuels and operation management not requiring the use of additional back-end emissions controls.

            In July 1997, the Environmental Protection Agency ("EPA") promulgated proposed revisions to the National Ambient Air Quality Standards for ozone and particulates. These regulations may result in the need for additional reductions of sulfur dioxide and NOx emissions, depending on the results of ongoing ambient air monitoring programs. Should monitoring determine that counties in the vicinity of the Company's electric generating stations exceed the new standards, emissions reductions could be required. However, ambient air monitoring for particulates will not be completed until 2002, at which time the EPA also intends to complete a reassessment of health risks associated with particulate emissions. Additional controls of NOx emissions that are associated with ozone formation are required in 2003 under rules promulgated by the EPA in September 1998. EPA has established limits on NOx emissions for each of 22 states in the midwest, southeast and northeast.

            While it is not presently possible to determine the additional emissions reductions, if any, required at the Company's facilities under this EPA rule, the Company expects that they can be achieved by conventional control technologies, in combination with prudent operational management.

            Beginning in 1997 the NYSDEC, began an initiative seeking penalties from all New York electric utilities for past opacity variances and requiring various opacity reduction measures and stipulated penalties for future excursions after execution of a consent order. Each New York State electric utility, including the Company, is in the process of negotiating, or has negotiated, the various terms and conditions of a draft consent order with the NYSDEC. The Company's facilities, which are the subject of these negotiations, are in its Danskammer Plant and its Roseton Plant. The outcome of this matter is uncertain at this time; however, the Company believes that the amount of any civil penalty payment and implementation of an opacity reduction program, in the aggregate, will not be material.

FORMER MANUFACTURED GAS PLANT FACILITIES

            In October 1995, the Company and the NYSDEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for the Company's former coal gasification plant ("Central Hudson Site"), the City of Newburgh, New York's ("City") adjacent and nearby property and the adjoining areas of the Hudson River. Remedial investigations were completed in September 1997. A draft report on the investigations was provided to the NYSDEC for its review and comment on October 31, 1997. The investigations revealed the presence of contaminants in the soil in portions of the study area. In the majority of the study area contaminants were found deep within the ground and are not a threat to the public. Contaminated ground water is associated with the contaminated soil but it is not used as a drinking water supply. Impacted sediments were also present within the Hudson River adjacent to the City's property which is the location of its sewage treatment plant. There are several possible sources of the contaminants due to the long industrial history and current uses of the area.

            The Company is conducting additional studies as part of the remedial investigation required by the Order on Consent with NYSDEC. The results of these studies will be provided as part of a revised final report on the remedial investigation to the NYSDEC in early 1999.

            Following NYSDEC's approval of the report and its determination whether or not the contaminants found in the investigation may pose a significant threat to human health or the environment, a risk assessment will be completed by the Company, if required. Remedial alternatives addressing any unacceptable risks identified in the risk assessment will be evaluated. It is currently anticipated that the risk assessment and remedial alternatives report will be completed in 1999.

            In May 1995, the City filed suit against the Company in the United States District Court for the Southern District of New York. The City alleges that the Company has released certain allegedly hazardous substances without a permit from the Central Hudson Site in Newburgh, New York into the ground at the Central Hudson Site and into adjacent and nearby property of the City, in violation of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") and the federal Emergency Planning and Community Right to Know Act ("EPCRA"). The City also alleges a number of nuisance, trespass, damage and indemnification claims pursuant to New York State law.

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

            The trial on this matter began November 30, 1998, and on December 18, 1998, the jury made its determination that the proper cost of environmental remediation on the City's property is $20 million and the Company's share is 80% (or $16 million). In addition, the jury awarded the City $435,000 of damages for increased costs of future operations of the City's sewage treatment plant due to the existence of contamination.

            The Court reserved to itself decision on the City's allegations that the Company violated certain provisions of the federal RCRA and the EPCRA. The extent of exposure to the Company under these allegations cannot be estimated. In addition, the City's request for attorney's and consultant's fees (estimated to be approximately $5 million) also is yet to be determined by the Court.

            The Court is expected to issue a decision on the matters referred to in the immediately preceding paragraph in the Spring of 1999. Upon issuance of such decision either party will have 30 days to appeal the jury's decision and/or the Court's decision.

            The Company and the City have stipulated that the damages for clean-up costs awarded by the jury will be deposited by the City into an interest earning account ("Clean-up Fund") which, upon Court approval, shall be applied to the costs of the environmental clean-up of the City's properties pursuant to the said Order on Consent. Any excess funds in the Clean-up Fund shall be retained by the City. Within 45 days after any appeals become final in this matter, the City may apply to the NYSDEC to assume the responsibilities of the Company under said Order on Consent. If the City does not so apply to NYSDEC, or does apply and is not accepted for substitution by the NYSDEC, the Company shall continue to be responsible for the clean-up under said Order on Consent. In the event the amount in the Clean-up Fund is not sufficient to satisfy the clean-up responsibilities under said Order on Consent, the party responsible for the clean-up will be responsible for any excess required to comply with said Order on Consent.

            In July 1998, the City and the Company entered into an agreement ("Newburgh Agreement") which allowed the City to recommence construction at its sewage treatment plant. The Newburgh Agreement provides for the City to construct a clarifier at the sewage treatment plant and to deal appropriately with any contaminants that may be encountered during the construction activities and for the Company to fund these construction and related activities. The Company estimates that the cost of such construction and other related activity is approximately $2.8 million. The Company's obligation to fund the costs of constructing the clarifier at the City's sewage treatment plant is in addition to the jury award, discussed above.

            As of December 31, 1998, the Company recorded liabilities of $16.4 million and $2.4 million regarding this matter which are included in "Deferred Credits and Other Liabilities - Other" and "Current Liabilities - Other," respectively, in the Company's Consolidated Balance Sheet.

            By letter dated June 3, 1997, the Company received authorization from the PSC to defer costs related to this matter, including legal defense costs, but excluding the Company's labor, related to environmental site investigation and remediation actions. The Company has deferred costs expended to date that it expects to be recovered in future rates. The cumulative deferred costs for 1998 amounted to $22.7 million and were included in "Deferred Charges-Regulatory Assets" in the Company's Consolidated Balance Sheet.

            The Company can make no prediction as to the full financial effect this matter will have on it, including the extent, if any, of insurance reimbursement and including implementation of environmental clean-up under said Order on Consent.

ASBESTOS LITIGATION

            Since 1987, the Company, along with many other parties, has been joined as a defendant or third-party defendant in 1,576 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at Company facilities.

            To date, of the 1,576 cases that had been brought against the Company, 642 remained pending against the Company. The 934 cases that were no longer pending against the Company, as of December 31, 1998, were resolved as follows: (i) the Company negotiated voluntary dismissals in 685 cases and won summary judgement dismissals in 10 cases; (ii) 113 third-party claims were extinguished with respect to the Company when the third party plaintiff, Owens Corning Fiberglas settled the cases with the plaintiffs; and (iii) the Company settled 126 cases. The Company is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Company at this time, including its experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Company believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

            The Company is insured under successive comprehensive general liability policies issued by a number of insurers, has put such insurers on notice of the asbestos lawsuits and has demanded reimbursement for its defense costs and liability.

PURCHASED POWER COMMITMENTS

            Under federal and New York State laws and regulations, the Company is required to purchase the electrical output of unregulated cogeneration facilities ("IPPs") which meet certain criteria for Qualifying Facilities, as such term is defined in the appropriate legislation. Purchases are made under long-term contracts which require payment at rates higher than what can be purchased on the wholesale market. These costs are currently fully recoverable through the Company's electric fuel adjustment clause, with one exception, for which the impaired portion of the contract has been recognized as a reduction to income. IPPs with which the Company has contracts represent 6% of the Company's energy purchases in 1998.

OTHER MATTERS

            The Company is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a material adverse effect on the Company's financial position or results of operations.

            Included in such proceedings are lawsuits against the Company arising from a November 1992 explosion in a dwelling in Catskill, New York. One lawsuit in this matter alleging personal injuries, the death of an occupant, and property damage and recovery of an unspecified amount of compensatory and punitive damages was settled in January 1999 in an amount that is not material to the Company; and one lawsuit remains, alleging personal injuries and property damage and compensatory and punitive damages in the sum of $4 million.

            In addition to the above, on February 12, 1994, a fire and an explosion destroyed a residence in the Village of Wappingers Falls, New York, in the Company's service territory. A short time later, a second explosion and fire destroyed a nearby commercial facility. Lawsuits commenced against the Company arising out of the Wappingers Falls incident include one alleging property damage and seeking recovery of $250,000 in compensatory damages and one alleging personal injuries and property damage and seeking an unspecified amount of damages against the Company. All such lawsuits have been consolidated; however, no trial date has been set.

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

NOTE 10 - SEGMENTS AND RELATED INFORMATION

            The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group includes the senior executive officers.

            The Company's reportable operating segments are its electric and gas operations. The Company's "Other Segment" consists primarily of Central Hudson Enterprises Corporation and CH Resources, Inc., both of which are non-regulated energy businesses. All of the segments currently operate in the northeast region of the United States.

            Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with practice established for regulatory purposes.

                         Central Hudson Gas & Electric
                         Segment Disclosure - FAS 132
                            Year Ended December 31,

                                                      1998
                                -----------------------------------------------
                                Electric      Gas          Other         Total
                                --------      ---          -----         -----

Net revenues from
 external customers          $  418,426     $ 84,898      $  -        $  503,324
Intersegment net
 revenues                            80           65         -               145
                             ----------     --------      -------     ----------
   Total net revenues           418,506       84,963         -           503,469
                             ----------     --------      -------     ----------
Depreciation and
 amortization                    40,996        4,564         -            45,560
Interest expense                 23,803        3,875         -            27,678
Interest income                     695           87         -               782
Income tax (credit)
 expense                         24,646        3,981         -            28,627
Earnings per share                 2.51         0.35         0.04           2.90
Segment assets                1,093,455      169,587       52,996      1,316,038
Construction
 Expenditures                    39,183        6,478         -            45,661


                                                      1997
                                -----------------------------------------------
                                Electric      Gas          Other         Total
                                --------      ---          -----         -----
Net revenues from
 external customers          $  416,346     $103,835      $  -        $  520,181
Intersegment net
 revenues                            83           13         -                96
                             ----------     --------      -------     ----------
   Total net revenues           416,429      103,848         -           520,277
                             ----------     --------      -------     ----------
Depreciation and
 amortization                    39,480        4,384         -            43,864
Interest expense                 23,186        3,464         -            26,650
Interest income                   1,970          290         -             2,260
Income tax (credit)
 expense                         21,405        4,832         -            26,237
Earnings per share                 2.58         0.37         0.02           2.97
Segment assets                1,067,042      163,021       22,027      1,252,090
Construction
 Expenditures                    36,685        7,183         -            43,868

                         Segment Disclosure - FAS 132
                            Year Ended December 31,

                                                      1996
                                -----------------------------------------------
                                Electric      Gas          Other         Total
                                --------      ---          -----         -----
Net revenues from
 external customers         $  418,673      $ 95,228      $  -        $  513,901
Intersegment net                                             -
 revenues                          88            (18)                         70
                             ----------     --------      -------     ----------
  Total net revenues           418,761        95,210         -           513,971
                             ----------     --------      -------     ----------
Depreciation and
 amortization                   38,401         4,179         -            42,580
Interest expense                23,649         3,534         -            27,183
Interest income                263,426        36,748         -           300,174
Income tax (credit)
 expense                        27,103         3,965         -            31,068
Earnings per share                2.67          0.27         0.05           2.99
Segment assets               1,066,185       160,764       22,157      1,249,106
Construction
 Expenditures                   43,359         6,501         -            49,860


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

            The estimated fair values of the Company's financial instruments are as follows:

                                                   December 31, 1998
                                                ------------------------
                                                Carrying           Fair
                                                 Amount            Value
                                                --------           -----
                                                     (In Thousands)

Cumulative preferred stock subject
  to mandatory redemption.............          $ (35,000)       $ (37,083)
Long-term debt (including
  current maturities).................           (396,425)        (413,905)


                                                   December 31, 1997
                                                ------------------------
                                                Carrying           Fair
                                                 Amount            Value
                                                --------           -----
Cumulative preferred stock subject
  to mandatory redemption.............          $ (35,000)       $ (39,100)
Long-term debt (including
  current maturities).................           (363,146)        (382,837)


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

            Selected financial data for each quarterly period within 1998 and 1997 are presented below:

                                                                                 Earnings Per
                                                                   Income           Average
                                                                 Available          Share of
                                                                    for             Common
                               Operating        Operating          Common            Stock
                               Revenues          Income            Stock         Outstanding
                               --------         ---------        ---------       ------------
                                              (In Thousands)                       (Dollars)
                               -------------------------------------------       ------------
Quarter Ended:

       1998
       ----

  March 31............        $143,882          $24,003           $18,360           $1.06
  June 30.............         112,106           14,404             9,234             .54
  September 30........         125,723           18,350            13,003             .77
  December 31.........         121,758           14,543             8,717             .53

       1997
       ----

  March 31............        $151,875          $25,802           $20,678           $1.18
  June 30.............         118,604           14,842             9,657            .55
  September 30........         123,507           17,911            12,561            .72
  December 31.........         126,291           11,501             8,963            .52



SCHEDULE II  - RESERVES

                                                            Additions
                                                   ----------------------------
                                                                                    Payments          Balance
                                    Balance At     Charged to        Charged to     Charged           At End
                                    Beginning      Cost and            Other           to               of
Description                         of Period      Expenses          Accounts       Reserves          Period
-----------                         ---------      --------          --------       --------          ------
YEAR ENDED DECEMBER 31, 1998

Operating Reserves........          $6,581,614     $7,474,979       $  103,700     $8,165,693      $5,994,600
                                     =========      =========        =========      =========       =========
Reserve for Uncollectible
 Accounts.................          $2,800,000     $2,638,719       $    -         $3,038,719      $2,400,000
                                     =========      =========        =========      =========       =========

YEAR ENDED DECEMBER 31, 1997

Operating Reserves........          $4,755,264     $2,142,391       $  334,700     $  650,741      $6,581,614
                                     =========      =========        =========      =========       =========
Reserve for Uncollectible
 Accounts.................          $3,200,000     $3,493,405       $    -         $3,893,405      $2,800,000
                                     =========      =========        =========      =========       =========

YEAR ENDED DECEMBER 31, 1996

Operating Reserves........          $6,024,101     $2,665,136       $  195,608     $4,129,581      $4,755,264
                                     =========      =========        =========      =========       =========
Reserve for Uncollectible
 Accounts.................          $2,500,000     $4,335,676       $    -         $3,635,676      $3,200,000
                                     =========      =========        =========      =========       =========


      ITEM 9 -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE
      ------------------------------------------------------------

      None.

                                   PART III
                                   --------

      ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
      -----------------------------------------------------------

            The information with respect to the Directors of the Company required hereunder is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement, to be dated March 1, 1999, and to be used in connection with its Annual Meeting of Shareholders to be held on April 27, 1999, which proxy statement will be submitted to the Securities and Exchange Commission pursuant to that Commission's Regulation S-T.

            The information with respect to the executive officers of the Company required hereunder is incorporated by reference to Item 1 herein, under the caption "Executive Officers of the Company."

      ITEM 11 -   EXECUTIVE COMPENSATION
      ----------------------------------

            The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement, to be dated March 1, 1999, and to be used in connection with its Annual Meeting of Shareholders to be held on April 27, 1999.

      ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT
      -----------------------------------------------------------

            The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement, to be dated March 1, 1999, and to be used in connection with its Annual Meeting of Shareholders to be held on April 27, 1999.

      ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      ----------------------------------------------------------

            There were no relationships or transactions of the type required to be described by this Item.

                                    PART IV

      ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
                REPORTS ON FORM 8-K
      -----------------------------------------------------

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

      Description in the Exhibit List and Exhibit Nos. for this
      ---------------------------------------------------------
      Report
      ------

      Directors' Deferred Compensation Plan, effective October 1, 1980. (Exhibit
      (10)(iii)1)

      Executive Deferred Compensation Plan of the Company, effective March 1, 1992, together with Amendments thereto effective December 17, 1993 and December 1, 1998. (Exhibits (10)(iii)2, 5 and 17)

      Retirement Benefit Restoration Plan of the Company, effective May 1, 1993, together with Amendments thereto effective July 23, 1993 and December 1, 1998. (Exhibits (10)(iii)3, 4 and 18)

      Agreement, made March 14, 1994, by and between Registrant and Mellon Bank, N.A., amending and restating, effective April 1, 1994, Registrant's Savings Incentive Plan and related Trust Agreement with The Bank of New York, together with amendments dated July 22, 1994, and December 16, 1994. (Exhibits (10)(iii)7, 8 and 9)

      Executive Incentive Compensation Plan of the Company, effective January 3, 1993, as amended and restated, effective April 4, 1995. (Exhibits
      (10)(iii)6 and 10)

      Stock Plan for Outside Directors of the Company, dated November 17, 1995. (Exhibit (10)(iii)11)

      Management Incentive Program of the Company, effective April 1, 1994, together with Amendment thereto dated July 25, 1997. (Exhibits (10)(iii)12 and 13)

      Change-of-Control Severance Policy, as approved by the Board of Directors October 23, 1998 and, effective December 1, 1998, for all management employees of the Company.

      Form of Employment Agreement, dated October 23, 1998, effective December 1, 1998, for all officers of the Company.

      Employment Agreement, dated October 23, 1998, effective December 1, 1998, for the President and Chief Executive Officer of the Company.

(b)   REPORTS ON FORM 8-K

      During the last quarter of the period covered by this Report and including the period to the date hereof, the following Reports on Form 8-K were filed by the Company:

      1) Report dated October 9, 1998, relating to a special shareholders meeting held on September 25, 1998, at which more than the required two-thirds of outstanding shares of the Company were voted in favor of establishing a holding company, CH Energy Group, Inc., which holding company is more fully described under the caption "Competition/Deregulation" in Item 7 of Part I of this Annual Report on Form 10-K and the Company's Registration Statement, on Form S-4, Registration No. 333-52797 filed with the SEC.

      2) Report dated December 22, 1998, relating to the jury decision in the lawsuit filed by the City of Newburgh against the Company as reported under the caption "Former Manufactured Gas Plant Facilities" in Note 9 - "Commitments and Contingencies" to the Company's Consolidated Financial Statements made a part of this Annual Report on Form 10-K.

      3) Report dated January 15, 1999, relating to the Company's sale of a tranche of Medium Term Notes in the aggregate principal amount of $20 million, such sale being authorized under the Company's shelf registration statement on Form S-3 (Registration No. 333-65597) as filed with the SEC.

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

      Incorporated herein by reference to subpart (a)-3 of Item 14, above.

(d)   Financial  Statement Schedule required by Regulation S-X which is excluded
      --------------------------------------------------------------------------
      from the Company's Annual Report to Shareholders for the fiscal year ended
      --------------------------------------------------------------------------
      December 31, 1998
      -----------------

      Not applicable, see Item 8 hereof.

                                  SIGNATURES
                                  ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                        By (SGD.) John E. Mack III
                        --------------------------
                             (John E. Mack III,
                             Chairman of the Board

Dated:  March 1, 1999

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated:

      SIGNATURE                        TITLE                DATE
      ---------                        -----                ----

(a) Principal Executive
      Officer or Officers:

(SGD.) John E. Mack III
-----------------------
(John E. Mack III)                   Chairman of
                                     the Board            March 1, 1999

(SGD.) Paul J. Ganci
-----------------------
(Paul J. Ganci)                      President and
                                     Chief Executive
                                     Officer              March 1, 1999

(b) Principal Accounting
      Officer:

(SGD.) Donna S. Doyle
-----------------------
(Donna S. Doyle)                     Controller           March 1, 1999

(c) Chief Financial
      Officer:

(SGD.) Steven V. Lant
-----------------------
(Steven V. Lant)                    Chief Financial
                                    Officer, Treasurer
                                    and Corporate
                                    Secretary             March 1, 1999

(d) A majority of Directors:

Jack Effron*, Frances D. Fergusson*,
Heinz K. Fridrich*, Edward F.X.Gallagher*,
Paul J. Ganci*, Charles LaForge* and
John E. Mack III*, Directors

By  (SGD.) John E. Mack III
---------------------------
          (John E. Mack III)                              March 1, 1999

-----------------
*John E. Mack III, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission as Exhibit 24 hereof.