Form 10-Q
period 1999-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1999-05-06
CIK 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................March 31, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to....................
Commission file number....................................1-3268

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                       14-0555980
-----------------------------                      -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or oranization)                      Identification No.)


284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK                 12601-4879
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (914) 452-2000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] ______ NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 16,862,087 shares outstanding as of March 31, 1999.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

      PART I - FINANCIAL INFORMATION                                    PAGE

Item 1 -    Consolidated Financial Statements

            Consolidated Statement of Income -
             Three Months Ended March 31, 1999 and 1998                   1

            Consolidated Balance Sheet - March 31, 1999
             and December 31, 1998                                        2

            Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 1999 and 1998                   4

            Notes to Consolidated Financial Statements                    5

Item 2 -    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                   8

      PART II - OTHER INFORMATION

Item 1 -    Legal Proceedings                                            14

Item 4 -    Submission of Matters to a Vote of
             Security Holders                                            16

Item 6 -    Exhibits and Reports on Form 8-K                             18

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                                                          For the 3 Months Ended
                                                                 March 31,
                                                             1999         1998
                                                             ----         ----
                                                          (Thousands of Dollars)
Operating Revenues
  Electric................................................ $100,743    $101,312
  Gas.....................................................   38,955      35,490
                                                           --------    --------
    Total - own territory.................................  139,698     136,802
  Electric Sales to other utilities.......................    6,651       6,854
  Gas Sales to other utilities............................      122         226
                                                           --------    --------
                                                            146,471     143,882
                                                           --------    --------
Operating Expenses
  Operation:
    Fuel used in electric generation......................   21,988      20,233
    Purchased electricity.................................    7,794      11,364
    Purchased natural gas.................................   21,985      19,147
    Other expenses of operation...........................   23,338      24,297
  Maintenance.............................................    6,636       5,543
  Depreciation and amortization...........................   11,701      11,248
  Taxes, other than income tax............................   16,714      17,208
  Federal income tax......................................   11,285      10,839
                                                           --------    --------
                                                            121,441     119,879
                                                           --------    --------
Operating Income..........................................   25,030      24,003
                                                           --------    --------
Other Income and Deductions
  Equity Earnings-Subcos..................................     (922)        (45)
  Allowance for equity funds used during construction.....       62         106
  Federal income tax......................................      122         280
  Other - net.............................................    1,895       1,450
                                                           --------    --------
                                                              1,157       1,791
                                                           --------    --------

Income before Interest Charges............................   26,187      25,794
                                                           --------    --------
Interest Charges
  Interest on mortgage bonds..............................    3,440       3,559
  Interest on other long-term debt........................    2,377       2,082
  Interest on short-term debt.............................      103
  Other interest..........................................      994         889
  Allowance for borrowed funds used during construction...      (67)       (129)
  Amortization of (premium) and expense on debt - net.....      236         226
                                                           --------    --------
                                                              7,083       6,627
                                                           --------    --------
Net Income................................................   19,104      19,167

Dividends Declared on Cumulative Preferred Stock..........      807         807
                                                           --------    --------
Income Available for Common Stock.........................   18,297      18,360
Dividends Declared on Common Stock........................    9,106       9,161
                                                           --------    --------
Balance Retained in the Business.......................... $  9,191    $  9,199
                                                           ========    ========
Common Stock:
  Average Shares Outstanding (000s).......................   16,862      17,232

  Earnings Per Share on Average Shares Outstanding........    $1.09       $1.06

  Dividends Declared......................................   $0.540      $0.535

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                   March 31,       December 31,
                                                     1999             1998
                                                  (Unaudited)       (Audited)
                                                  -----------      ------------
                    ASSETS                           (Thousands of Dollars)
  Electric...................................     $1,224,776       $1,222,743
  Gas........................................        158,894          158,165
  Common.....................................         95,188           94,271
  Nuclear fuel...............................         42,320           42,317
                                                  ----------       ----------
                                                   1,521,178        1,517,496

  Less:  Accumulated depreciation............        608,644          597,383
         Nuclear fuel amortization...........         36,205           35,381
                                                  ----------       ----------
                                                     876,329          884,732

  Construction work in progress..............         47,107           43,512
                                                  ----------       ----------
     Net Utility Plant.......................        923,436          928,244
                                                  ----------       ----------
Other Property and Plant.....................         19,362           19,059
                                                  ----------       ----------
Investments and Other Assets
     Prefunded Pension Costs.................         41,673           40,218
     Other...................................         18,859           18,209
                                                  ----------       ----------
     Total Investments and Other Assets......         60,532           58,427
                                                  ----------       ----------


Current Assets
  Cash and cash equivalents..................         13,202           10,499
  Accounts receivable from customers-net of
   allowance for doubtful accounts...........         54,368           45,564
  Accrued unbilled utility revenues..........         14,918           15,233
  Other receivables..........................          2,897            4,555
  Fuel, materials and supplies, at average
   cost......................................         23,440           23,587
  Special deposits and prepayments...........         21,854           34,823
                                                  ----------       ----------
     Total Current Assets....................        130,679          134,261
                                                  ----------       ----------


Deferred Charges
  Regulatory assets .........................        139,452          149,261
  Unamortized debt expense...................          5,401            5,062
  Other......................................         24,848           21,724
                                                  ----------       ----------
     Total Deferred Charges..................        169,701          176,047
                                                  ----------       ----------

           TOTAL ASSETS......................     $1,303,710       $1,316,038
                                                  ==========       ==========


                 See Notes to Consolidated Financial Statements.


                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                   March 31,              December 31,
                                                                     1999                    1998
                                                                  (Unaudited)              (Audited)
                                                                  -----------             ------------
                    LIABILITIES AND CAPITALIZATION                      (Thousands of Dollars)
Capitalization
  Common Stock Equity:
    Common stock, 30,000,000 shares authorized;
     shares issued ($5 par value):
     1999 - 17,554,987
     1998 - 17,554,987..................................         $   87,775               $   87,775
   Paid-in capital......................................            284,465                  284,465
   Retained earnings....................................            142,478                  133,287
   Reacquired Capital Stock.............................            (27,143)                 (27,143)
   Capital stock expense................................             (6,185)                  (6,204)
                                                                 ----------               ----------
       Total Common Stock Equity........................            481,390                  472,180
                                                                 ----------               ----------

   Cumulative Preferred Stock
     Not subject to mandatory redemption................             21,030                   21,030
     Subject to mandatory redemption....................             35,000                   35,000
                                                                 ----------               ----------
       Total Cumulative Preferred Stock.................             56,030                   56,030
                                                                 ----------               ----------
   Long-term Debt.......................................            377,132                  356,918
                                                                 ----------               ----------
       Total Capitalization.............................            914,552                  885,128
                                                                 ----------               ----------
Current Liabilities
   Current maturities of long-term debt.................              3,308                   39,507
   Notes payable........................................               -                      18,000
   Accounts payable.....................................             22,324                   23,591
   Accrued taxes and interest...........................             23,724                    6,334
   Dividends payable....................................              9,913                    9,913
   Accrued vacation.....................................              4,344                    4,400
   Customer deposits....................................              4,288                    4,248
   Other................................................              6,357                    7,932
                                                                 ----------               ----------
       Total Current Liabilities........................             74,258                  113,925
                                                                 ----------               ----------

Deferred Credits and Other Liabilities
   Regulatory liabilities...............................             81,528                   81,065
   Operating reserves...................................              6,333                    5,995
   Other................................................             27,670                   27,251
                                                                 ----------               ----------
       Total Deferred Credits and Other Liabilities.....            115,531                  114,311
                                                                 ----------               ----------
Accumulated Deferred Income Tax ........................            199,369                  202,674
                                                                 ----------               ----------
             TOTAL CAPITALIZATION AND LIABILITIES.......         $1,303,710               $1,316,038
                                                                 ==========               ==========


                 See Notes to Consolidated Financial Statements.



                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                For the 3 Months Ended
                                                                                                        March 31,
                                                                                            1999                     1998
                                                                                            ----                     ----
OPERATING ACTIVITIES:                                                                           (Thousands of Dollars)

  Net Income....................................................................          $ 19,104                 $ 19,167

    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation, amortization & nuclear fuel amortization..................            12,856                   12,148
        Deferred income taxes, net..............................................            (1,111)                  (2,081)
        Allowance for equity funds used during construction.....................               (62)                    (106)
        Nine Mile 2 Plant deferred finance charges, net.........................            (1,214)                  (1,214)
        Provision for uncollectibles............................................               450                      825
        Accrued pension costs...................................................            (3,119)                  (3,181)
        Deferred gas costs......................................................             6,160                    4,620
        Deferred gas refunds....................................................               (48)                  (1,010)
        Other, net..............................................................             2,636                     (465)

    Changes in current assets and liabilities, net:
        Accounts receivable and unbilled revenues...............................            (7,281)                    (448)
        Fuel, materials and supplies............................................               147                    2,094
        Special deposits and prepayments........................................            12,969                   (4,859)
        Accounts payable........................................................            (1,267)                  (6,663)
        Accrued taxes and interest..............................................            17,390                   18,779
        Other current liabilities...............................................            (1,591)                  (1,544)
                                                                                          --------                 --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...................................            56,019                   36,062
                                                                                          --------                 --------
INVESTING ACTIVITIES:

        Additions to plant......................................................            (8,234)                  (8,751)
        Allowance for equity funds used during construction.....................                62                      106
                                                                                          --------                  -------
             Net additions to plant.............................................            (8,172)                  (8,645)
        Nine Mile 2 Plant decommissioning trust fund............................              (217)                    (217)
        Other, net..............................................................              (563)                    (103)
                                                                                          --------                 --------

        NET CASH USED IN INVESTING ACTIVITIES...................................            (8,952)                  (8,965)
                                                                                          --------                 --------

FINANCING ACTIVITIES:

        Proceeds from issuance of long-term debt................................            22,114                     -
        Net borrowings (repayments) of short-term debt..........................           (18,000)                    -
        Retirement and redemption of long-term debt.............................           (38,106)                    (364)
        Dividends paid on cumulative preferred and common stock.................            (9,913)                 (10,047)
        Issuance and redemption costs...........................................              (459)                    -
        Reacquired capital stock................................................              -                      (5,681)
                                                                                          --------                 --------

        NET CASH USED IN FINANCING ACTIVITIES...................................           (44,364)                 (16,092)
                                                                                          --------                 --------

NET CHANGE IN CASH AND CASH EQUIVALENTS.........................................             2,703                   11,005

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR...................................            10,499                    9,054
                                                                                          --------                 --------
CASH AND CASH EQUIVALENTS - END OF PERIOD.......................................          $ 13,202                 $ 20,059
                                                                                          ========                 ========


Supplemental Disclosure of Cash Flow Information

        Interest paid (net of amounts capitalized)..............................          $  2,116                 $  1,212

        Federal income tax paid.................................................              -                        -



                 See Notes to Consolidated Financial Statements

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

      The accompanying consolidated financial statements of Central Hudson Gas & Electric Corporation (herein the Company) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1998 (Company's 10-K Report).

      Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

      Reference is made to Note 2 - Regulatory Matters to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Impact of Amended Settlement Agreement on Accounting Policies."

      At March 31, 1999, net regulatory assets (liabilities) associated with the fossil-fueled generating assets totaled ($429,000). The reduction from that reported at December 31, 1998 was due primarily to the receipt of an asbestos litigation settlement. The Company did not charge against income any of these net regulatory assets because recovery of such assets is considered probable under the Amended Settlement Agreement.

HOLDING COMPANY RESTRUCTURING

      As reported in the Company's 10-K Report, the Company has received approval from its shareholders and regulators to form a holding company. It is expected that the holding company restructuring will occur by October 1999. The timing will be coordinated with the transfer of up to $100 million in equity (as authorized by the Public Service Commission of the State of New York, hereinafter the "PSC") from the Company to unregulated operations. As of March 31, 1999, $25.5 million has been transferred.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company during the fourth quarter of 1998 (see
Note 10 to the Consolidated Financial Statements included in the Company's 10-K Report).

      The Company's reportable operating segments are its electric and gas operations. The Company's "Other Segment" consists primarily of Central Hudson Enterprises Corporation and CH Resources, Inc., both of which are non-regulated energy businesses and which are currently accounted for under the equity method of accounting. All of the segments currently operate in the northeast region of the United States.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with practice established for regulatory purposes.


Central Hudson Gas & Electric Segment Disclosure - FAS 131 Quarter Ended March 31,

                                                                           1999
                                                   Electric         Gas          Other          Total
                                                   --------         ---          -----          -----

Revenues from external customers                $  107,374     $  38,845      $   -        $  146,219
Intersegment revenues                                   20           232          -               252
   Total revenues                                  107,394        39,077          -           146,471
Depreciation and amortization                       10,537         1,164                       11,701
Interest expense                                     6,149         1,001                        7,150
Interest income                                        422            62                          484
Income tax (credit) expense                          8,143         3,020                       11,163
Earnings per share                                    0.81          0.33        (0.05)           1.09
Segment assets                                   1,065,578       185,935       52,197       1,303,710
Construction Expenditures                            6,943         1,291                        8,234


                                                                           1998
                                                   Electric         Gas          Other          Total
                                                   --------         ---          -----          -----

Revenues from external customers                $  108,135     $  35,377      $   -        $  143,512
Intersegment revenues                                   31           339          -               370
   Total revenues                                  108,166        35,716          -           143,882
Depreciation and amortization                       10,129         1,119                       11,248
Interest expense                                     5,878           878                        6,756
Interest income                                        247            24                          271
Income tax (credit) expense                          7,613         2,946                       10,559
Earnings per share                                    0.74          0.32          -              1.06
Segment assets                                   1,056,093       173,932       21,358       1,251,383
Construction Expenditures                            8,226           526                        8,752


NOTE 4 - NEW ACCOUNTING STANDARDS - DERIVATIVE AND HEDGING
         ACCOUNTING

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Company's 10-K Report. During the first quarter of 1999, the Company purchased natural gas futures contracts to hedge a portion of the price risk associated with its gas supply portfolio. These financial instruments did not have a material impact on the Company's financial position or results of operation. In addition, the PSC, in a Memorandum and Resolution recently issued and effective April 13, 1999, authorized the inclusion of risk management costs as a legitimate component of the Gas Adjustment Clause. The Memorandum and Resolution defines risk management costs as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with transactions made in commodities exchanges and with other risk management entities."

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - Commitments and Contingencies to the Consolidated Financial Statements included in the Company's 10-K Report. Except for what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1999, and all documents previously filed with the Securities and Exchange Commission in 1999, there have been no material changes in the subject matters discussed in said Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      For the three months ended March 31, 1999, cash expenditures related to the construction program of the Company amounted to $8.2 million. Construction expenditures during the quarter ended March 31, 1999, were primarily for normal extensions and improvements of the Company's electric and natural gas systems. The cash requirements for such expenditures were funded from internal sources.

      The growth of retained earnings in the first three months of 1999 contributed to the increase in the book value of common stock from $28.00 at December 31, 1998 to $28.55 at March 31, 1999 and the increase in the common equity ratio from 51.0% at December 31, 1998 to 52.4% at March 31, 1999. The increase in the common equity ratio was also impacted by the absence of short-term debt at March 31, 1999.

      The Company has $52 million of committed short-term credit facilities available. In order to diversify its sources of short-term financing, the Company has also entered into short-term credit facilities with several commercial banks. At March 31, 1999, the Company had no short-term debt outstanding. Authorization from the PSC limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate. Investments in short-term securities were $13.2 million at the end of March 1999.

      The Company, on March 1, 1999, redeemed its 8.375% $16.7 million pollution control bonds issued by the New York State Energy Research Development Authority (NYSERDA) due December 1, 2028. The bonds were refinanced with lower cost NYSERDA pollution control bonds supported by the Company's Promissory Note of $16.7 million at a fixed rate of 4.20% for their initial term of five years and thereafter, are subject to repricing. (See caption "First Mortgage Bonds" included in Note 7 to the Consolidated Financial Statements of the Company's 10-K Report.)

EARNINGS PER SHARE

      Earnings per share of common stock were $1.09 for the first quarter of 1999, as compared to $1.06 for the first quarter of 1998, an increase of 3%.

      The increase in earnings per share for the quarter ended March 31, 1999, as compared to the same period in 1998, resulted primarily from an increase in electric and gas net operating revenues (which includes fuel costs and purchased electricity). The increase in electric net revenues resulted largely from an increase in services to all customer classes, combined with a reduction in purchased electricity costs for own territory sales. Gas net operating revenues increased due to increased residential and commercial sales. The total increase in net operating revenues is also reflective of a 5% increase in billing degree days. Also contributing to this increase was the favorable impact of the Company's common stock repurchase program and the non-recurring effect of a favorable settlement related to asbestos litigation. These increases were partially offset by increased costs incurred for the expansion and startup operations of one of the Company's unregulated affiliates; the net increase in operation and maintenance costs primarily resulting from increased costs related to tree trimming operations; the increased depreciation on the Company's plant and equipment; and the net effect of various other items, including increased interest expense and a decrease in Allowance for Funds Used During Construction on capital expenditures.

RESULTS OF OPERATIONS

      The following table reports the variation in the results of operations for the three months ended March 31, 1999 compared to the same period in 1998:

                                              3 MONTHS ENDED MARCH 31,
                                                                   INCREASE
                                            1999        1998      (DECREASE)
                                            ----        ----      ----------
                                                (Thousands of Dollars)

Operating Revenues...............         $146,471    $143,882    $  2,589
Operating Expenses...............          121,441     119,879       1,562
                                           -------     -------     -------
Operating Income.................           25,030      24,003       1,027
Other Income.....................            1,157       1,791        (634)
                                           -------     -------     -------
Income before Interest
 Charges.........................           26,187      25,794         393
Interest Charges.................            7,083       6,627         456
                                           -------     -------     -------

Net Income.......................           19,104      19,167         (63)
Dividends Declared on Cumulative
 Preferred Stock.................              807         807         -
                                           -------     -------     -------
Income Available for Common
 Stock...........................         $ 18,297    $ 18,360    $    (63)
                                           =======     =======     =======

OPERATING REVENUES

      Operating revenues increased $2.6 million (2%) for the first quarter of 1999 as compared to the first quarter of 1998. Details of these revenue changes by electric and gas departments are as follows:

                              INCREASE (DECREASE) FROM PRIOR PERIOD
                                           FIRST QUARTER
                                    ELECTRIC                   GAS
                                          (Thousands of Dollars)

Customer Sales...........           $  (139)                $1,950*
Sales to Other
 Utilities...............              (203)                  (104)
Fuel and Gas Cost
 Adjustment..............              (247)                 1,970
Deferred Revenues........            (1,424)**                (525)
Miscellaneous............              (374)                  (132)
Energy Delivery
 Service.................             1,615                    202
                                     ------                  -----
                                    $  (772)                $3,361
                                     ======                  =====

 *Both firm and interruptible revenues.

**Includes the deferral and  restoration  of revenues  related to the  Company's
  Retail Access Program under its Amended and Restated Settlement Agreement as described under the caption "Competitive Opportunities Proceeding Settlement Agreement" of Note 2 to the Notes to Consolidated Financial Statements in
  Item 8 of the Company's 10-K Report.

SALES

      The Company's sales vary seasonally in response to weather conditions. Generally electric sales peak in the summer and gas sales peak in the winter.

      Sales of electricity to full service customers within the Company's service territory were essentially flat and firm sales of natural gas increased 9% in the first quarter of 1999 as compared to the first quarter of 1998. Changes in sales from last year by major customer classifications are set forth below. Also indicated are the changes related to electric and gas energy delivery service:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                              FIRST QUARTER
                                      ELECTRIC                   GAS

Residential................                4 %                     6 %
Commercial.................               (4)                      9
Industrial.................               (2)                     (3)
Interruptible..............               N/A                     15

Energy Delivery
 Service...................                *                      16

*Delivery service for electric retail access customers was first recorded in the quarter ended March 31, 1998. The volume of electricity delivered was 4.5% of total own territory sales for the quarter ended March 31, 1999 as compared to .1% last year.

      Billing heating degree days were 5% higher for the three months ended March 31, 1999 when compared to the same period in 1998.

      Sales of electricity to residential customers in the first quarter of 1999 increased 4% from the comparable prior year period resulting from a 3% increase in usage per customer and a 1% increase in the number of customers. Commercial sales in the first quarter of 1999 decreased 4% as compared to last year due to the net effect of a 6% decrease in usage per customer and a 2% increase in the number of customers. Electric sales to industrial customers decreased 2%. The reduction in commercial and industrial sales was also impacted by the migration of these customers to retail access service. Total sales to full service and retail access commercial customers increased 4% compared to the first quarter of 1998 while total industrial sales increased 3%.

      Sales of gas to residential customers for the first quarter of 1999 increased 6% due to a 5% increase in usage per customer and a 1% increase in the number of customers. Sales of gas to commercial customers for the first quarter of 1999 increased 9% due to a 6% increase in usage per customer and a 3% increase in the number of customers. Industrial gas sales decreased 3% for the comparative quarters due primarily to a decrease in the gas used for boiler ignition by one of the Company's generating plants.

      Interruptible gas sales increased 15% in the first quarter of 1999 due largely to an increase in boiler gas usage for electric generation.

OPERATING EXPENSES

      The following table reports the variation in the operating expenses for the three months ended March 31, 1999 compared to the same period in the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                              FIRST QUARTER
                                          AMOUNT               PERCENT
                                          (Thousands of Dollars)

Operating Expenses
 Fuel and Purchased
  Electricity..............               $(1,815)                (6)%
Purchased Natural
 Gas.......................                 2,838                 15
Other Expenses of
 Operation.................                  (959)                (4)
Maintenance................                 1,093                 20
Depreciation and
 Amortization..............                   453                  4
Taxes, Other than Income
 Tax.......................                  (494)                (3)
Federal Income tax.........                   446                  4
                                           ------                 --
            Total............             $ 1,562                  1%
                                           ======

      The cost of fuel and purchased electricity decreased $1.8 million (6%) for the first quarter ended March 31, 1999 resulting from a 1% decrease in total system output combined with a lower average price of fuel used in electric generation.

      Purchased natural gas costs increased $2.8 million (15%) for the first quarter of 1999 resulting from an increase in sales, primarily to residential and commercial customers (and an increase in the restoration of deferred gas costs related to the Company's gas cost adjustment.)

      Maintenance expenses increased $1.1 million (20%) primarily due to increased costs related to tree trimming operations.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Company's 10-K Report, for a discussion of the Company's dividend payments. On March 26, 1999, the Board of Directors of the Company declared a quarterly dividend of $.54 per share, payable May 1, 1999 to shareholders of record as of April 9, 1999.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q and the documents incorporated by reference contain statements which, to the extent they are not recitations of historical fact, constitute "forward- looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery and certain environmental matters as well as such other factors as set forth in the Company's 10-K Report and all documents subsequently filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

THE YEAR 2000 ISSUE

      Reference is made to the caption "The Year 2000 Issue" of Item 7 of the Company's 10-K Report for a discussion related to the Year 2000 issue with the following updates noted:

      The Year 2000 problem project is still currently on schedule with implementation projected to be completed by June 30, 1999. This is also the date that the Company's remediation is scheduled for completion under the NERC Guidelines.

      Regarding total project costs, of a total estimate of $3.0 million, approximately $1.7 million has been expended through March 1999, including $927,762 of internal labor charges. The Company does not expect final costs to exceed this estimate; however, no assurances can be given.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      (a) ASBESTOS LITIGATION. For a discussion of lawsuits against the Company involving asbestos, see Note 9 - Commitments and Contingencies, under the caption "Asbestos Litigation," in Part II, Item 8 of the Company's 10-K Report.

      Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for death and injuries allegedly caused by exposure to asbestos. As of April 30, 1999, the Company has been a defendant in approximately 1,623 such individual lawsuits. Many of these lawsuits have been disposed of without any payment by the Company, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company's insurance does not extend to punitive damages.

      The Company is insured under successive comprehensive general liability policies issued by a number of insurers, has put such insurers on notice of the asbestos lawsuits and has demanded indemnification and reimbursement for its defense costs. In December 1994, the Company commenced a lawsuit against eight such insurers in the New York State Supreme Court, Dutchess County. By order dated October 2, 1998, the Court granted a motion by Central Hudson against one insurer, Travelers Casualty and Surety Company (f/k/a The Aetna Casualty and Surety Company) (Travelers), seeking a declaration that Travelers owed Central Hudson the cost of defense in the underlying asbestos litigation. Travelers has since paid Central Hudson $3,181,029.94, consisting of the undisputed portion of Central Hudson's past defense costs together with prejudgment interest. Travelers has made this payment subject to the October 2, 1998 order of the Court and without prejudice to its rights to appeal or to seek contribution from the other insurers and from Central Hudson.

      (b) CITY OF NEWBURGH LITIGATION. For a discussion of the lawsuit by the City of Newburgh, New York (City) against the Company involving allegations that the Company had violated certain laws, including environmental laws, see Note 9 Commitments and Contingencies, under the caption "Former Manufactured Gas Plant Facilities," in Part II, Item 8 of the Company's 10-K Report.

      Subsequent to the December 18, 1998 jury award referred to under said caption, the Company and the City entered into a Settlement Agreement, dated March 4, 1999, which received court approval on the same date.

      Under the Settlement Agreement (i) said lawsuit was disposed of and the City's claims were dismissed with prejudice, (ii) the City waived its right to have the $16 million awarded by the jury for the cost of environmental remediation on the City's property (as described under said caption) paid to or for the benefit of the City and the Company agreed to remediate the City's property at the Company's costs pursuant to the New York State Department of Environmental Conservation's (NYSDEC) October 1995 Order on Consent (described under said caption), (iii) the Company paid the City $2 million and will pay the City $500,000 in the future on the occurrence of certain events (iv) if the total cost of such remediation is less than $16 million, the Company will pay the City an additional amount on a formula basis up to $500,000 depending on the extent to which the cost of remediation is less than $16 million, and (v) the Company agreed to indemnify and hold harmless the City against claims or lawsuits by any third party against the City alleging injury, damages or violation of law caused by or arising from the alleged contamination in said lawsuit having migrated from the Company's to the City's property.

      The Company can make no prediction as to the full financial effect this matter will have on it, including the extent, if any, of insurance reimbursement and including implementation of environmental clean-up under said Order on Consent.

     (c) ORDER ON CONSENT. Reference is made to the negotiations of the Company with the NYSDEC of the terms and conditions of a consent order relating to alleged opacity variances of its Danskammer Plant and Roseton Plant (owned as tenants-in-common by the Company, Consolidated Edison Company of New York, Inc. and Niagara Mohawk Power Corporation) as described in Part I, Item 1, under the caption "Business - Environmental Quality - Air" of the Company's 10-K Report. The Company and the NYSDEC entered into an Order on Consent, effective April 26, 1999 (DEC Index No. D3-900-97-08), pursuant to which the Company, in settlement of a claim by the NYSDEC that emissions from said Plants exceeded applicable opacity emissions standards, agreed to a civil penalty of $1.5 million for both plants, of which $500,000 is to be paid to the NYSDEC within 30 days of the effective date of such Order, and the remaining $1.0 million of such penalty is suspended if the Company causes certain environmental projects in Dutchess and Orange Counties, New York to be implemented, as set forth in said Order. Said Order also provides for (i) a new level of stipulated penalty provisions for future opacity exceedences and (ii) an Opacity Reduction Program, all with respect to said Plants.

      (d) ENVIRONMENTAL LITIGATION. By letter dated April 13, 1999, the Company was advised that Riverkeeper, Inc., Robert H. Boyle and John J. Cronin had commenced a citizen suit, in the United States District Court for the Southern District of New York (99 Civ. 2536), against the Company under ss.11 of the Endangered Species Act, 16 U.S.C. ss.1540, seeking injunctive relief from the Company's alleged unpermitted takings of the endangered shortnose sturgeon through the Company's Roseton and Danskammer Plants on the Hudson River. The Company does not believe it has violated such Act and intends to vigorously defend this action. The Company can make no prediction as to the outcome of this litigation.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Annual  Meeting  of   Shareholders.   The  Company's   Annual  Meeting  of
Shareholders was held on April 27, 1999. The following matters were voted upon at such meeting:

      (a) ELECTION OF DIRECTORS. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The number of shares voted for each such director, and the number of shares withheld for each such director, out of a total number of shares voted of 14,735,845 are as follows:

Name of Director              Shares For              Shares Withheld
----------------              ----------              ---------------

Jack Effron                   14,591,953                    143,892
Frances D. Fergusson          14,579,525                    156,320
Heinz K. Fridrich             14,583,804                    152,041
Edward F. X. Gallagher        14,594,664                    141,181
Paul J. Ganci                 14,600,024                    135,821
Charles LaForge               14,587,933                    147,912
John E. Mack III              14,595,089                    140,756
Edward P. Swyer               14,597,330                    138,515

      (b) INDEPENDENT ACCOUNTANTS. The appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's Independent Accountants for the year 1999 was ratified by a vote of the shareholders as follows:

Shares For              Shares Against                Shares Abstaining
----------              --------------                -----------------
14,570,623                  55,036                          110,186

      (c) APPOINTMENT OF OFFICERS. Immediately following the Company's Annual Meeting of Shareholders, the Company's Board of Directors appointed Mr. Paul J. Ganci as Chairman of the Board and Chief Executive Officer. Previously, Mr. Ganci was President and Chief Executive Officer. The Board of Directors appointed Mr. Carl E. Meyer as President and Chief Operating Officer of the Company; previously Mr. Meyer was Executive Vice President Operations. The Board of Directors also appointed Mr. Allan R. Page as Executive Vice President of Administration and Transition; previously Mr. Page was Executive Vice President Energy Resources and Development. The Board also directed that Mr. Page be appointed President and Chief Operating Officer of the Company's subsidiaries, Central Hudson Enterprises Corporation, CH Resources, Inc. and Greene Point Development Corporation. Mr. Ganci is Chairman of the Board and Chief Executive Officer of those subsidiaries.

Item 6.     Exhibits and Reports of Form 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

 Exhibit No.
Regulation S-K
  Item 601
 Designation            Exhibit Description
 -----------            -------------------

(3)   Articles of Incorporation and Bylaws:

      (ii) 1--    Bylaws in effect on the date of this Report.

(12)        --    Statement Showing Computation of the Ratio of
                  Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred
                  Stock Dividends.

(27)        --    Financial Data Schedule, pursuant to Item 601(c)
                  of Regulation S-K.

      (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed the following Current Report on Form 8-K:

(i)  A  Report  dated  January  15,  1999  which   described  the  creation  and
establishment, on January 8, 1999, of a series of debt securities in connection with the Company's medium-term note program.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                        (Registrant)

                        By: _____________________________________
                                       Donna S. Doyle
                                        Controller
                                 Authorized Officer and Chief
                                       Accounting Officer

Dated:  May 6, 1999