Form 10-Q
period 1999-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1999-08-05
CIK 18647

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................June 30, 1999
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 16,862,087 shares outstanding as of June 30, 1999.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX



      PART I - FINANCIAL INFORMATION                                    PAGE

Item 1 -    Consolidated Financial Statements

            Consolidated Statement of Income -
             Three Months Ended June 30, 1999 and 1998                    1

            Consolidated Statement of Income -
             Six Months Ended June 30, 1999 and 1998                      2

            Consolidated Balance Sheet - June 30, 1999
             and December 31, 1998                                        3

            Consolidated Statement of Cash Flows -
             Six Months Ended June 30, 1999 and 1998                      5

            Notes to Consolidated Financial Statements                    6

Item 2 -    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  10

      PART II - OTHER INFORMATION

Item 1 -    Legal Proceedings                                            18

Item 5 -    Other Information                                            19

Item 6 -    Exhibits and Reports on Form 8-K                             20

Signatures                                                               21

                       PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                         For the 3 Months Ended
                                                                 June 30,
                                                            1999         1998
                                                         ---------    ----------
                                                         (Thousands of Dollars)
Operating Revenues
  Electric............................................    $91,200       $90,319
  Gas.................................................     18,507        16,681
                                                          -------       -------
    Total - own territory.............................    109,707       107,000
  Electric Sales to other utilities...................      7,317         4,717
  Gas Sales to other utilities........................         11           389
                                                          -------       -------
                                                          117,035       112,106
                                                          -------       -------
Operating Expenses
  Operation:
    Fuel used in electric generation..................     18,797        16,642
    Purchased electricity.............................     11,570        11,286
    Purchased natural gas.............................      8,026         6,896
    Other expenses of operation.......................     23,299        23,836
  Maintenance.........................................      8,414         6,792
  Depreciation and amortization.......................     11,700        11,413
  Taxes, other than income tax........................     15,346        15,329
  Federal income tax..................................      5,444         5,508
                                                          -------       -------
                                                          102,596        97,702
                                                          -------       -------
Operating Income......................................     14,439        14,404
                                                          -------       -------
Other Income and Deductions
  Equity Earnings-Subcos..............................         85            93
  Allowance for equity funds used during construction.         50            83
  Federal income tax..................................        (21)          293
  Other - net.........................................      1,839         2,001
                                                          -------       -------
                                                            1,953         2,470
                                                          -------       -------
Income before Interest Charges........................     16,392        16,874
                                                          -------       -------
Interest Charges
  Interest on mortgage bonds..........................      3,206         3,559
  Interest on other long-term debt....................      2,541         2,268
  Other interest......................................      1,036           881
  Allowance for borrowed funds used during
   construction ......................................        (56)         (101)
  Amortization of (premium) and expense on
   debt - net.........................................        228           226
                                                          -------       -------
                                                            6,955         6,833
                                                          -------       -------
Net Income............................................      9,437        10,041


Dividends Declared on Cumulative Preferred Stock......        807           807
                                                          -------       -------

Income Available for Common Stock.....................      8,630         9,234
Dividends Declared on Common Stock....................      9,106         9,172
                                                          -------       -------
Balance Retained in the Business......................      ($476)          $62
                                                          =======       =======
Common Stock:
  Average Shares Outstanding (000s)...................     16,862        17,060

  Earnings Per Share on Average Shares Outstanding....      $0.51         $0.54

  Dividends Declared..................................      $0.54         $0.54

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                            For the 6 Months
                                                              Ended June 30,
                                                             1999        1998
                                                            ------      ------
                                                          (Thousands of Dollars)
Operating Revenues
  Electric...............................................  $191,945    $191,631
  Gas....................................................    57,462      52,171
                                                           --------    --------
    Total - own territory................................   249,407     243,802
  Electric Sales to other utilities......................    13,966      11,571
  Gas Sales to other utilities...........................       133         614
                                                           --------    --------
                                                            263,506     255,987
                                                           --------    --------
Operating Expenses
  Operation:
    Fuel used in electric generation.....................    40,786      36,875
    Purchased electricity................................    19,364      22,649
    Purchased natural gas................................    30,011      26,044
    Other expenses of operation..........................    46,637      48,132
  Maintenance............................................    15,050      12,335
  Depreciation and amortization..........................    23,400      22,662
  Taxes, other than income tax...........................    32,060      32,537
  Federal income tax.....................................    16,729      16,346
                                                           --------    --------
                                                            224,037     217,580
                                                           --------    --------
Operating Income.........................................    39,469      38,407
                                                           --------    --------
Other Income and Deductions
  Equity Earnings-Subcos.................................      (837)         48
  Allowance for equity funds used during construction....       112         190
  Federal income tax.....................................       101         573
  Other - net............................................     3,735       3,452
                                                           --------    --------
                                                              3,111       4,263
                                                           --------    --------

Income before Interest Charges...........................    42,580      42,670
                                                           --------    --------

Interest Charges
  Interest on mortgage bonds.............................     6,646       7,118
  Interest on other long-term debt.......................     4,918       4,350
  Other interest.........................................     2,134       1,772
  Allowance for borrowed funds used during construction..      (123)       (231)
  Amortization of (premium) and expense on debt - net....       464         453
                                                           --------    --------
                                                             14,039      13,462
                                                           --------    --------

Net Income...............................................    28,541      29,208

Dividends Declared on Cumulative Preferred Stock.........     1,615       1,615
                                                           --------    --------

Income Available for Common Stock........................    26,926      27,593
Dividends Declared on Common Stock.......................    18,211      18,333
                                                           --------    --------

Balance Retained in the Business.........................  $  8,715    $  9,260
                                                           ========    ========

Common Stock:
  Average Shares Outstanding (000s)......................    16,862      17,146

  Earnings Per Share on Average Shares Outstanding.......     $1.59       $1.61

  Dividends Declared.....................................     $1.08      $1.075

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                         June 30,   December 31,
                                                           1999         1998
                   ASSETS                              (Unaudited)    (Audited)
                                                       -----------  ------------
                                                         (Thousands of Dollars)
 Utility Plant
    Electric..........................................  $1,242,168    $1,222,743
    Gas...............................................     162,946       158,165
    Common............................................      97,754        94,271
    Nuclear fuel......................................      42,319        42,317
                                                        ----------    ----------
                                                         1,545,187     1,517,496

    Less:  Accumulated depreciation...................     618,216       597,383
           Nuclear fuel amortization..................      36,869        35,381
                                                        ----------    ----------
                                                           890,102       884,732

    Construction work in progress.....................      33,261        43,512
                                                        ----------    ----------
        Net Utility Plant.............................     923,363       928,244
                                                        ----------    ----------

 Other Property and Plant.............................      25,568        19,059
                                                        ----------    ----------
 Investments and Other Assets
        Prefunded Pension Costs.......................      43,128        40,218
        Other.........................................      18,458        18,209
                                                        ----------    ----------
            Total Investments and Other Assets........      61,586        58,427
                                                        ----------    ----------


 Current Assets
        Cash and cash equivalents.....................       5,270        10,499
        Accounts receivable from customers-net of
          allowance for doubtful accounts.............      54,134        45,564
        Accrued unbilled utility revenues.............       9,511        15,233
        Other receivables.............................       2,160         4,555
        Fuel, materials and supplies, at average cost.      26,382        23,587
        Special deposits and prepayments..............      14,845        34,823
                                                        ----------    ----------
            Total Current Assets......................     112,302       134,261
                                                        ----------    ----------


 Deferred Charges
        Regulatory assets ............................     142,091       149,261
        Unamortized debt expense......................       5,467         5,062
        Other.........................................      24,327        21,724
                                                         ---------    ----------
            Total Deferred Charges....................     171,885       176,047

                  Total Assets........................  $1,294,704    $1,316,038
                                                        ==========    ==========





                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                        June 30,    December 31,
                                                          1999          1998
     CAPITALIZATION AND LIABILITIES                   (Unaudited)    (Audited)
                                                      -----------   ------------
                                                       (Thousands of Dollars)
Capitalization
 Common Stock Equity:
   Common stock, 30,000,000 shares authorized;
    shares issued ($5 par value):
     1999 - 17,554,987
     1998 - 17,554,987............................... $   87,775     $   87,775
 Paid-in capital.....................................    284,465        284,465
 Retained earnings...................................    142,002        133,287
 Reacquired Capital Stock............................    (27,143)       (27,143)
 Capital stock expense...............................     (6,167)        (6,204)
                                                       ----------    ----------
     Total Common Stock Equity.......................    480,932        472,180
                                                      ----------     ----------
 Cumulative Preferred Stock
   Not subject to mandatory redemption...............     21,030         21,030
   Subject to mandatory redemption...................     35,000         35,000
                                                      ----------     ----------
    Total Cumulative Preferred Stock.................     56,030         56,030
                                                      ----------     ----------
 Long-term Debt......................................    382,547        356,918
                                                      ----------     ----------
     Total Capitalization............................    919,509        885,128
                                                      ----------     ----------
Current Liabilities
  Current maturities of long-term debt...............      3,313         39,507
  Notes payable......................................        750         18,000
  Accounts payable...................................     27,617         23,591
  Accrued taxes and interest.........................      3,663          6,334
  Dividends payable..................................      9,913          9,913
  Accrued vacation...................................      4,344          4,400
  Customer deposits..................................      4,331          4,248
  Other..............................................      5,421          7,932
                                                      ----------     ----------
     Total Current Liabilities.......................     59,352        113,925
                                                      ----------     ----------
Deferred Credits and Other Liabilities
  Regulatory liabilities.............................     79,597         81,065
  Operating reserves.................................      6,787          5,995
  Other..............................................     28,244         27,251
                                                      ----------     ----------
  Total Deferred Credits and Other Liabilities.......    114,628        114,311
                                                      ----------     ----------
Accumulated Deferred Income Tax .....................    201,215        202,674
                                                      ----------     ----------
  Total Capitalization and Liabilities............... $1,294,704     $1,316,038
                                                      ==========     ==========


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                          For the 6 Months Ended
                                                                  June 30,
                                                              1999        1998
                                                           ---------    --------
Operating Activities:                                     (Thousands of Dollars)


Net Income.................................................. $28,541    $29,208

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, amortization & nuclear fuel amortization. 25,503     24,067
      Deferred income taxes, net.............................  3,624       (308)
      Allowance for equity funds used during construction....   (112)      (190)
      Nine Mile 2 Plant deferred finance charges, net........ (2,428)    (2,428)
      Provision for uncollectibles...........................  1,200      1,300
      Accrued pension costs.................................. (5,763)    (5,850)
      Deferred gas costs.....................................  6,019      3,148
      Deferred gas refunds...................................    (82)    (1,410)
      Other, net.............................................   (554)      (549)

   Changes in current assets and liabilities, net:
      Accounts receivable and unbilled revenues.............. (1,653)     8,431
      Fuel, materials and supplies........................... (2,795)     3,001
      Special deposits and prepayments....................... 19,978      1,660
      Accounts payable.......................................  4,026     (8,435)
      Accrued taxes and interest............................. (2,671)     2,026
      Other current liabilities.............................. (2,484)    (1,370)
                                                             -------     -------

   Net Cash Provided by Operating Activities................. 70,349     52,301
                                                             -------     -------
   Investing Activities:
   Additions to plant........................................(20,512)   (24,692)
   Allowance for equity funds used during construction.......    112        190
                                                             -------     -------
      Net additions to plant.................................(20,400)   (24,502)
   Subsidiaries fixed asset additions.........................(5,888)      (179)
   Nine Mile 2 Plant decommissioning trust fund...............  (434)      (434)
   Other, net.................................................  (563)      (270)
                                                              -------    -------
   Net Cash Used in Investing Activities.....................(27,285)   (25,385)
                                                             --------    -------
   Financing Activities:
   Proceeds from issuance of long-term debt.................. 27,029        -
   Net borrowings (repayments) of short-term debt............(17,250)       -
   Retirement and redemption of long-term debt...............(37,607)      (817)
   Dividends paid on cumulative preferred and common stock...(19,826)   (20,017)
   Reacquired capital stock..................................   -       (11,841)
   Debt Issuance costs.......................................   (639)       -
                                                              -------   -------
   Net Cash Used in Financing Activities.....................(48,293)   (32,675)
                                                              -------    -------
   Net Change in Cash and Cash Equivalents................... (5,229)    (5,759)

   Cash and Cash Equivalents - Beginning of Year............. 10,499      9,054
                                                             -------     -------
   Cash and Cash Equivalents - End of Period.................  5,270    $ 3,295
                                                             =======    =======

Supplemental Disclosure of Cash Flow Information

    Interest paid (net of amounts capitalized).............  $11,740    $11,872

    Federal income tax paid................................  $16,800    $14,700



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

      At June 30, 1999, net regulatory assets associated with the fossil-fueled generating assets totaled $593,000. The Company did not charge against income any of these net regulatory assets because recovery of such assets is considered probable under the Amended Settlement Agreement.

Holding Company Restructuring

      As reported in the Company's 10-K Report, the Company has received approval from its shareholders and regulators to form a holding company. It is expected that the holding company restructuring will occur by October 1999. The timing will be coordinated with the transfer of up to $100 million in equity (as authorized by the Public Service Commission of the State of New York, hereinafter the "PSC") from the Company to unregulated operations. As of June 30, 1999, $25.5 million has been transferred.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company during the fourth quarter of 1998 (see
Note 10 to the Consolidated Financial Statements included in the Company's 10-K Report).

      The Company's reportable operating segments are its electric and gas operations. The Company's "Other Segment" consists primarily of Central Hudson Enterprises Corporation and CH Resources, Inc., both of which are non-regulated energy businesses and which are currently accounted for under the equity method of accounting for subsidiaries. The results of operations influence earnings per share but not revenues as reflected in the following table. All of the segments currently operate in the northeast region of the United States.

      Certain additional information regarding these segments is set forth in the following table.

Central Hudson Gas & Electric Segment Disclosure - FAS 131



                                             Quarter Ended                                Six Months Ended
                                              June 30, 1999                                 June 30,1999
                                         (Thousands of Dollars)                        (Thousands of Dollars)



                                Elect.     Gas       Other       Total        Elect.      Gas       Other       Total


Revenues from external        $98,500    $18,300     $ -      $116,800     $205,873     $57,145     $ -      $263,018
 customers
Intersegment revenues              17        218       -           235           38         450       -           488
     Total revenues            98,517     18,518       -       117,035      205,911      57,595       -       263,506
Earnings per share                .40        .10      .01          .51         1.21         .43    (.05)         1.59




                                              Quarter Ended                               Six Months Ended
                                              June 30, 1998                                 June 30, 1998
                                         (Thousands of Dollars)                        (Thousands of Dollars)


                                Elect.     Gas       Other       Total        Elect.      Gas       Other       Total
Revenues from external        $95,026    $16,839     $ -      $111,865     $203,161     $52,215     $ -      $255,376
 customers
Intersegment revenues              10        231       -           241           41         570       -           611
     Total revenues            95,036     17,070       -       112,106      203,202      52,785       -       255,987


Earnings per share                .40        .13      .01          .54         1.16         .45       -          1.61




                                      - 8 -

NOTE 4 - NEW ACCOUNTING STANDARDS - DERIVATIVE AND HEDGING
         ACCOUNTING

      Reference is made to the subcaption "Derivatives and Hedging Accounting" under the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Company's 10-K Report. The Financial Accounting Standards Board issued FASB Statement No. 137 in June 1999 amending FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to defer the effective date by one year to all fiscal quarters of all fiscal years beginning after June 15, 2000. This proposed change is made in response to requests to consider delaying the effective date to provide more time to study, understand and implement the provisions of the Statement. Entities had also requested more time to complete information system modifications, particularly those related to the year 2000 issue. The Company anticipates that it will implement this Statement sometime before the required implementation date of January 1, 2001.

      The Company had no outstanding energy trading derivative instruments as of the end of the quarter. Efforts are ongoing with regard to full implementation of an energy trading risk management program. During the first six months of the year, the Company purchased some natural gas futures contracts to hedge a portion of the price risk associated with its gas supply portfolio; however, these financial instruments did not expose the Company to a high level of risk or have a material impact on the Company's financial position or results of operation.

      The Company's exposure to commodity price risks related to its purchases of natural gas, fuel for electric generation and other power supplies are mitigated by its electric and gas cost adjustment clauses. These adjustment mechanisms provide for the return or collection of costs to/from customers for costs below or in excess of base costs included in rates. In addition, the PSC, in a Memorandum and Resolution effective April 13, 1999, authorized the inclusion of risk management costs as a recoverable component of the Gas Adjustment Clause. The Memorandum and Resolution defines risk management costs as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with transactions made in commodities exchanges and with other risk management entities."

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - Commitments and Contingencies to the

Consolidated Financial Statements included in the Company's 10-K Report. Except for what is disclosed in Part II of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and all documents previously filed with the Securities and Exchange Commission in 1999, there have been no material changes in the subject matters discussed in said Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      The growth of retained earnings in the first six months of 1999 contributed to the increase in the book value of common stock from $28.00 at December 31, 1998 to $28.52 at June 30, 1999 and the increase in the common equity ratio from 51.0% at December 31, 1998 to 52.4% at June 30, 1999.

      For the six months ended June 30, 1999, cash expenditures related to the construction program of the Company amounted to $20.4 million. The cash requirements for such expenditures were funded from internal sources.

      The Company has $52 million of committed short-term credit facilities available. In order to diversify its sources of short-term financing, the Company has also entered into short-term credit facilities with several commercial banks. At June 30, 1999, the Company had $750,000 of short-term debt outstanding and had cash and cash equivalents totaling $5.3 million. Authorization from the PSC limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate.

      The Company, on March 1, 1999, redeemed its 8.375% $16.7 million tax exempt pollution control bonds issued by the New York State Energy Research Development Authority (NYSERDA) due December 1, 2028. The bonds were refinanced with lower cost NYSERDA tax exempt pollution control bonds supported by the Company's Promissory Note of $16.7 million at a fixed rate of 4.20% for their initial term of five years and thereafter, are subject to repricing. (See caption "First Mortgage Bonds" included in Note 7 to the Consolidated Financial Statements of the Company's 10-K Report.)

      The Company, on August 3, 1999, refinanced its fixed rate 7-3/8% series 1984 tax exempt pollution control bonds issued by NYSERDA, $33.4 million principal amount, by the issuance through NYSERDA of a new series of tax exempt pollution control bonds at a fixed rate of 5.45% (discounted to 99.75% to yield 5.468%). The maturity of these bonds, which are supported by the Company's promissory note of $33.4 million, was extended from October 1, 2014 to August 1, 2027 but they may be redeemed any time after

August 1, 2009, at the Company's option. The 7-3/8% series will be redeemed on October 1, 1999.

      The Company, on August 3, 1999, refinanced its 1985 tax exempt pollution control bonds ($72.25 million principal amount) and its 1987 tax exempt NYSERDA pollution control bonds ($43.60 million principal amount) by the issuance, through NYSERDA, of several series of tax exempt pollution control bonds, in an aggregate principal amount of $115.85 million, in multi-modal form, and supported by the Company's promissory note of $115.85 million. The new bonds will be set in a form of variable rate known as "Dutch Auction" mode. A Dutch Auction is an offering of a certain amount of short-term, tax exempt debt (generally 35 days) to investors on an auction-bid basis. Prospective investors' bids are reviewed by an auction agent who determines the rate that will place or clear all of the offered debt. The maturity of these new bonds reflects effectively an extension of the maturity of the 1985 pollution control bonds from November 1, 2020 to August 1, 2028, and an extension of the maturity of the 1987 pollution control bonds from June 1, 2027 to August 1, 2028 (except that the maturity of those 1987 pollution control bonds subject to the federal alternative minimum tax effectively will be extended from June 1, 2027 to July 1, 2034). The 1985 refinanced pollution control bonds will be redeemed on November 1, 1999 and the 1987 refinanced pollution control bonds will be redeemed on September 1, 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Note 4 of the Notes to Financial Statements regarding commodity price risk.

      The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities and through economic refundings of debt through optional refunding. A portion of the Company's long-term debt consists of variable rate debt for which interest is reset on a periodic basis reflecting current market conditions. The difference between costs associated with actual interest rates and costs embedded in current tariffs are deferred for eventual passback or recovery to or from customers.

EARNINGS PER SHARE

      Earnings per share of common stock were $.51 for the second quarter of 1999, as compared to $.54 for the second quarter of 1998, a decrease of 6%. Earnings per share of common stock were $1.59 for the first six months ended June 30, 1999, as compared to $1.61 for the six months ended June 30, 1998, a decrease of 1%.

      Earnings per share for the quarter ended June 30, 1999 decreased $.03 per share as compared to the same quarter last year. The decrease in earnings results from a net increase in operating expenses and a reduction in other income. Operating expenses increased due primarily to increased maintenance costs related to a scheduled major outage at one of the Company's electric generating plants in preparation for anticipated high electric usage during the summer and to the costs of the Company's tree trimming operations which are designed to improve overall electric reliability. The reduction in other income is due largely to a decrease in federal income tax credits. Earnings from subsidiary operations (also included in other income) were unchanged from last year even with start-up costs incurred for generating plant acquisitions. These increases were moderated by a reduction in other expenses, notably workers' compensation insurance and employee benefits and in addition, a 6% reduction in labor expenses reflecting the Company's continuing efforts to improve employee productivity. Moreover, operating revenues increased 4% due largely to incentive amounts earned by the Company from sales for resale, increased revenues from electric and gas sales to residential customers and amounts related to the Company's fuel and gas cost adjustment.

      The reduction in earnings for the six months ended June 30, 1999 as compared to the same period in 1998 results primarily from an increase in expenses, other than fuel and purchased electricity costs; an increase in amortization and depreciation on the Company's plant and equipment and a reduction in other income. As with the comparative results for the quarter ended June 30, 1999, the increase in expenses is reflective of costs incurred for electric generating plant maintenance and tree trimming operations. The decrease in other income results largely from costs incurred for the expansion and startup operations of one of the Company's unregulated affiliates and from a reduction in federal income tax credits. These reductions to earnings were partially offset by an increase in electric and gas net operating revenues (less fuel and purchased electricity costs) due to an increase in sales, particularly to residential and commercial customers. Earnings were also favorably impacted by the Company's common stock repurchase program.

RESULTS OF OPERATIONS

      The following table reports the variation in the results of operations for the three months and the six months ended June 30, 1999 compared to the same periods in 1998:

                                             3 MONTHS ENDED JUNE 30,
                                                                 INCREASE
                                            1999        1998    (DECREASE)
                                               (Thousands of Dollars)
Operating Revenues...............         $117,035    $112,106    $  4,929
Operating Expenses...............          102,596      97,702       4,894
                                           -------     -------     -------
Operating Income.................           14,439      14,404          35
Other Income.....................            1,953       2,470        (517)
                                           -------     -------     -------
Income before Interest
 Charges.........................           16,392      16,874        (482)
Interest Charges.................            6,955       6,833         122
                                           -------     -------     -------

Net Income.......................            9,437      10,041        (604)
Dividends Declared on Cumulative
 Preferred Stock.................              807         807           0
                                           -------     -------     -------
Income Available for Common
 Stock...........................         $  8,630    $  9,234    $   (604)
                                           =======     =======     =======



                                             6 MONTHS ENDED JUNE 30,
                                                                 INCREASE
                                            1999        1998    (DECREASE)
                                               (Thousands of Dollars)
Operating Revenues...............         $263,506    $255,987    $  7,519
Operating Expenses...............          224,037     217,580       6,457
                                           -------     -------     -------
Operating Income.................           39,469      38,407       1,062
Other Income.....................            3,111       4,263      (1,152)
                                           -------     -------     -------
Income before Interest
 Charges.........................           42,580      42,670         (90)
Interest Charges.................           14,039      13,462         577
                                           -------     -------     -------

Net Income.......................           28,541      29,208        (667)
Dividends Declared on Cumulative
 Preferred Stock.................            1,615       1,615           0
                                           -------     -------     -------
Income Available for Common
 Stock...........................         $ 26,926    $ 27,593    $   (667)
                                           =======     =======     =======


OPERATING REVENUES

      Operating revenues increased $4.9 million (4%) for the second quarter of 1999 as compared to the second quarter of 1998 and increased $7.5 million (3%) for the six months ended June 30, 1999. Details of these revenue changes by electric and gas segments are as follows:

                               INCREASE (DECREASE) FROM PRIOR PERIOD
                                SECOND QUARTER        SIX MONTHS
                              Electric     Gas    Electric        Gas
                                        (Thousands of Dollars)
Customer Sales*........       $   74      $1,037**    $1,134    $3,189**
Sales to Other
 Utilities..............       2,600        (378)      2,394      (481)
Fuel and Gas Cost
 Adjustment.............         912         928         665     2,898
Deferred Revenues.......         506***     (258)       (918)***  (783)
Miscellaneous...........        (611)        119        (566)      (13)
                               -----       -----       -----     -----
                              $3,481      $1,448      $2,709    $4,810
                               =====       =====       =====     =====

  *Includes Energy Delivery Service revenues.
 **Both firm and interruptible revenues.
***Includes the deferral and  restoration  of revenues  related to the Company's
   Retail Access Program under its Amended and Restated Settlement Agreement as described under the caption "Competitive Opportunities Proceeding Settlement Agreement" of Note 2 to the Notes to Consolidated Financial Statements in
   Item 8 of the Company's 10-K Report.

SALES

      The Company's sales vary seasonally in response to weather conditions. Generally electric sales peak in the summer and gas sales peak in the winter.

      Total kilowatt-hour sales of electricity within the Company's service territory increased 2%, and sales of natural gas to firm customers increased 8%, for the second quarter of 1999 as compared to the second quarter of 1998. For the six months ended June 30, 1999, electric sales increased 4% and gas sales to firm customers increased 10% compared to the same period last year. Changes in sales by major customer classifications, including energy supplied by others, are set forth below.

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                  SECOND QUARTER          SIX MONTHS
                                 Electric     Gas      Electric   Gas
Residential..............           4%         9%          4%      7%
Commercial...............           3          7           4      10
Industrial...............           -          4           1       5
Interruptible............          N/A        31          N/A     21

      As indicated, interruptible gas sales increased in both periods, resulting primarily from an increase in boiler gas usage for electric generation.

      Billing heating degree days were 9% higher for the quarter ended June 30, 1999 and 7% higher for the six months ended June 30, 1999 when compared to the same periods in 1998 which increased usage in both periods related to colder weather.

OPERATING EXPENSES

      The following table reports the variation in the operating expenses for the three months and six months ended June 30, 1999 compared to the same periods in the prior year:

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                  SECOND QUARTER           SIX   MONTHS
                                 Amount   Percent         Amount  Percent
                                        (Thousands of Dollars)
Operating Expenses
 Fuel and Purchased
  Electricity............  $2,439            9%       $   626        1%
Purchased Natural
 Gas.....................   1,130           16          3,967       15
Other Expenses of
 Operation...............    (537)          (2)        (1,495)      (3)
Maintenance..............   1,622           24          2,715       22
Depreciation and
 Amortization............     287            3            738        3
Taxes, Other than Income
 Tax.....................      17            -           (477)      (2)
Federal Income tax.......     (64)          (1)           383        2
                            -----           --          ------      --
            Total.......... 4,894            5        $ 6,457        3
                            =====                      ======

      Fuel and purchased electricity costs increased $2.4 million (9%) for the second quarter of 1999 largely attributable to an increase in sales for resale.

      Purchased natural gas costs increased $1.1 million (16%) for the second quarter of 1999 resulting primarily from an increase in deferred gas costs related to the gas cost adjustment. Purchased natural gas costs increased $4.0 million (15%) for the six months ended June 30, 1999 due both to an increase in sales, primarily to residential and commercial customers, and an increase in the restoration of deferred gas costs related to the Company's gas cost adjustment.

      Other expenses of operation decreased $1.5 million (3%) for the six months ended June 30, 1999, primarily due to a reduction in labor expense reflecting the Company's continuing efforts to improve employee productivity and the receipt of dividends related to workers' compensation insurance and employee benefits.

      Maintenance expenses increased $1.6 million (24%) for the second quarter of 1999 and $2.7 million (22%) for the six months ended June 30, 1999 primarily due to increased costs related to tree trimming operations and scheduled maintenance performed on one of the Company's electric generating plants for a major outage.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Company's 10-K Report, for a discussion of the Company's dividend payments. On June 25, 1999, the Board of Directors of the Company declared a quarterly dividend of $.54 per share, payable August 2, 1999 to shareholders of record as of July 9, 1999 maintaining the $.54 per share level established one year ago.

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

LABOR RELATIONS

      Reference is made to the subcaption "Labor Relations" under the caption "Other Matters" of Item 1 - Business, of the Company's 10-K Report. The Company has agreements with the International Brotherhood of Electrical Workers ("IBEW") Locals 2218 and 320 for its unionized employees, representing production and maintenance employees, customer representatives, service workers and clerical employees (excluding persons in managerial, professional or supervisory positions), which agreements were renegotiated effective July 1, 1998.

      Local 2218 and Local 320 merged on August 1, 1999, and will continue as Local 320. There will be no impact to the Company as a result of the merger. The contracts remain in effect for Non- Production Plant Workers through April 30, 2003 and Production
Plant Workers through August 31, 2003.

CH RESOURCES, INC.

      Reference is made to the subcaption "CH Resources, Inc." under the caption "Other Matters" of Item 1 - Business, of the Company's 10-K Report.

      In June 1999, CH Resources acquired a 50 megawatt coal- burning fluidized bed electric cogeneration plant in Niagara Falls, New York.

THE YEAR 2000 ISSUE

      Reference is made to the caption "The Year 2000 Issue" of Item 7 of the Company's 10-K Report for a discussion related to the Year 2000 issue with the following updates noted:

      Regarding the Year 2000 problem project, on June 1, 1999, Company officials reported to NERC and announced that they believe that all of the utility's computerized components considered to be "mission critical" to the safe and reliable flow of energy and to the protection of the environment have been remediated and are Year 2000 ready, but the Company plans to continue its vigilance to be sure that it is prepared for the unexpected on New Year's Eve 1999 and beyond.

      As part of the Y2K readiness plan, the Company employees will be on duty at key customer service locations on New Year's Eve 1999 and, if necessary, thereafter. The Company will also continue testing of its computerized systems to ensure that all remediations perform properly within a coordinated environment, as well as taking part in industry readiness drills. The Company is also developing a comprehensive Contingency Plan. Response to Y2K-related emergencies will be also coordinated with local emergency services agencies, as is done during storms and other emergencies.

      The Company also has established a hot-line for more information, available toll-free to customers, and has additional data available on its website.

      Regarding total project costs, of a total estimate of $3.0 million, approximately $2.2 million has been expended through June 1999, including $1.1 million of internal labor charges. The Company does not expect final costs to exceed this estimate; however, no assurances can be given.

DIRECTORS OF THE COMPANY

      Reference is made to the caption "Directors and Executive Officers of the Company," Part III, Item 10, of the Company's 10-K Report.

      Effective May 28, 1999, Stanley J. Grubel was appointed to the Board of Directors of the Company. He will also serve on the Committee on Compensation and Succession. He is the Chief Executive Officer of MiCRUS, an advanced semiconductor manufacturing company located in East Fishkill, New York, since January 1, 1995.

      MiCRUS, which was formed as a joint venture between IBM and Cirrus Logic, Inc., began operations on January 1, 1995, currently employs 1,000 workers, and is a major customer of the Company.

      Prior to his present position with MiCRUS, he was with IBM since 1965, including his 1990 appointment as IBM East Fishkill's Semiconductor Plant Manager.

      He is currently a member of the Boards of Directors of the New York Business Council, Mid-Hudson Pattern for Progress, Asyst Technologies, and also serves as Chairman of the Marist College
School of Management's Advisory Council.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Asbestos Litigation. For a discussion of lawsuits against the Company involving asbestos, see Note 9 - Commitments and Contingencies, under the caption "Asbestos Litigation," in Part II, Item 8 of the Company's Annual Report, on Form 10-K, for the fiscal year ended December 31, 1998 ("10-K Annual Report").

      Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for death and injuries allegedly caused by exposure to asbestos. As of June 30, 1999, the Company has been a defendant in approximately 1,665 such individual lawsuits. Many of these lawsuits have been disposed of without any payment by the Company, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company's insurance does not extend to punitive damages.

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

Item 5.     Other Information

      (a) Nine Mile 2 Plant. Reference is made to Item 7 of the 10-K Annual Report and to the subcaption "Nuclear Operations" thereunder for the announcement of Niagara Mohawk Power Corporation ("Niagara Mohawk") and New York State Electric and Gas Corporation ("NYSEG") that they plan to pursue the sale of their nuclear assets, including the Nine Mile 2 Plant, which Plant is described in Note 3 of the Notes to Financial Statements referred to in Item 8 of the 10-K Annual Report, in which Plant the Company has a co-tenancy interest.

      Both Niagara Mohawk and NYSEG, on or about June 28, 1999, advised the Company that each has entered into an agreement to sell its interest in the Nine Mile 2 Plant to AmerGen Energy Company, L.L.C. ("Amergen").

      The Company can make no prediction as to whether such sales will be completed and, if completed, what effect same will have on the Company's interest and rights related to the Nine Mile 2 Plant. The Company, at its election, has superior contractual rights to acquire the Nine Mile 2 Plant interests of Niagara Mohawk and/or NYSEG proposed to be sold on the same terms and conditions as set forth in the Amergen Agreements. The Company has not made any determination with respect to whether or not it will make such elections.

      (b) Hazardous Waste. Reference is made to Item 1 of the 10-K Annual Report and the subcaption thereunder "Environmental Quality - Toxic Substances and Hazardous Wastes" for a discussion of sites at which gas manufacturing plants owned or operated by the Company or its predecessors were once located.

      In February 1999, Registrant was notified by the New York State Department of Environmental Conservation ("NYSDEC") that it had received information as to three (3) of such sites which led the NYSDEC to suspect that hazardous waste has been disposed of at such sites (located in Beacon and Poughkeepsie, New York) and that the NYSDEC would perform a Preliminary Site Assessment ("PSA") at each such site. Such studies would be supplemental to earlier studies performed at such sites, as described under such subcaption.

      The Company expects that it will perform the PSA's itself under consent orders, currently being discussed with the NYSDEC. The Company can make no prediction as to the outcome of this matter.

Item 6.     Exhibits and Reports of Form 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

 Exhibit No.
Regulation S-K
  Item 601
 Designation            Exhibit Description

(12)          --  Statement Showing Computation of the Ratio of
                  Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)          --  Financial Data Schedule, pursuant to Item 601(c)
                  of Regulation S-K.

(10)  Material contracts

      (i)   89--  Agreement, dated as of April 1, 1999, between
                  Registrant and Arch Coal Sales Company, Inc. for
                  the Sale and Purchase of Coal.  Certain portions
                  of said Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.

      (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed the following Current Report on Form 8-K:

            None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                        (Registrant)



                        By:        /s/ Donna S. Doyle
                                       Donna S. Doyle
                                         Controller
                                 Authorized Officer and Chief
                                       Accounting Officer

Dated:  August 5, 1999