Form 10-Q
period 1999-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 1999-11-08
CIK 18647

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................September 30, 1999
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

284  SOUTH  AVENUE,POUGHKEEPSIE NEW YORK                12601-4879
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (914) 452-2000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Common stock, par value $5.00 per share; 16,862,087 shares outstanding as of September 30, 1999.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX



      PART I - FINANCIAL INFORMATION                              PAGE

Item 1 -  Consolidated Financial Statements

            Consolidated Statement of Income -
             Three Months Ended September 30, 1999
             and 1998                                               1

            Consolidated Statement of Income -
             Nine Months Ended September 30, 1999
             and 1998                                               2

            Consolidated Balance Sheet - September 30, 1999
             and December 31, 1998                                  3

            Consolidated Statement of Cash Flows -
             Nine Months Ended September 30, 1999
             and 1998                                               5

            Notes to Consolidated Financial Statements              6

Item 2 -    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                             9

Item 3 -    Quantitative and Qualitative Disclosure about
             Market Risk                                           18

      PART II - OTHER INFORMATION

Item 1 -    Legal Proceedings                                      19

Item 5 -    Other Information                                      20

Item 6 -    Exhibits and Reports on Form 8-K                       22

Signatures                                                         23

Exhibit Index                                                      24

                         PART I - FINANCIAL INFORMATION

Item I - Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                            For the 3 Months Ended September 30,
                                                  1999                   1998
                                                --------               --------
                                                      (Thousands of Dollars)
Operating Revenues
  Electric....................................  $113,944               $108,262
  Gas.........................................    12,415                 10,569
                                                --------               --------
    Total - own territory.....................   126,359                118,831
  Electric Sales to other utilities...........     7,921                  6,886
  Gas Sales to other utilities................        43                      6
                                                --------               --------
                                                 134,323                125,723
                                                --------               --------
Operating Expenses
  Operation:
    Fuel used in electric generation..........    27,935                 25,856
    Purchased electricity.....................    13,521                 10,906
    Purchased natural gas.....................     7,960                  4,479
    Other expenses of operation...............    25,338                 24,467
  Maintenance.................................     6,325                  6,766
  Depreciation and amortization...............    11,699                 11,413
  Taxes, other than income tax................    16,294                 15,538
  Federal income tax..........................     7,151                  7,948
                                                --------                -------
                                                 116,223                107,373
                                                --------                -------
Operating Income..............................    18,100                 18,350
                                                --------                -------
Other Income and Deductions
  Equity Earnings-Subcos......................       925                    (26)
  Allowance for equity funds used during
     construction.............................        41                     95
  Federal income tax..........................      (260)                   159
  Other - net.................................     2,968                  1,973
                                                --------                -------
                                                   3,674                  2,201
                                                --------                -------
Income before Interest Charges................    21,774                 20,551
                                                --------                -------

Interest Charges
  Interest on mortgage bonds..................     3,205                  3,559
  Interest on other long-term debt............     3,392                  2,174
  Other interest..............................     1,099                    896
  Allowance for borrowed funds used during
     construction.............................       (44)                  (115)
  Amortization of (premium) and expense on
     debt - net...............................       251                    227
                                                --------                -------
                                                   7,903                  6,741
                                                --------               --------

Net Income....................................    13,871                 13,810

Dividends Declared on Cumulative Preferred
   Stock......................................       807                    807
                                                --------               --------

Income Available for Common Stock.............     13,064                13,003
Dividends Declared on Common Stock............      9,106                 9,129
                                                ---------              --------

Balance Retained in the Business..............     $3,958                $3,874
                                                =========              ========

Common Stock:
  Average Shares Outstanding (000s)...........     16,862                16,961

  Earnings Per Share on Average Shares
     Outstanding..............................      $0.77                 $0.77

  Dividends Declared..........................      $0.54                 $0.54

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                            For the 9 Months Ended September 30,
                                                  1999                   1998
                                                --------               --------
                                                     (Thousands of Dollars)
Operating Revenues
  Electric.................................... $305,889                $299,893
  Gas.........................................   69,877                  62,740
                                                --------               --------
    Total - own territory.....................  375,766                 362,633
  Electric Sales to other utilities...........   21,887                  18,458
  Gas Sales to other utilities................      176                     620
                                                -------                --------
                                                397,829                 381,711
                                                -------                --------
Operating Expenses
  Operation:
    Fuel used in electric generation..........   68,720                  62,731
    Purchased electricity.....................   32,885                  33,556
    Purchased natural gas.....................   37,971                  30,523
    Other expenses of operation...............   71,975                  72,600
  Maintenance.................................   21,375                  19,101
  Depreciation and amortization...............   35,100                  34,075
  Taxes, other than income tax................   48,353                  48,075
  Federal income tax..........................   23,880                  24,294
                                                -------                --------
                                                340,259                 324,955
                                                -------                --------

Operating Income..............................   57,570                  56,756
                                                -------                --------

Other Income and Deductions
  Equity Earnings-Subcos......................       88                      22
  Allowance for equity funds used during
     construction.............................      152                     284
  Federal income tax..........................     (159)                    733
  Other - net.................................    6,702                   5,425
                                                -------                --------
                                                  6,783                   6,464
                                                -------                --------

Income before Interest Charges................   64,353                  63,220
                                                -------                --------

Interest Charges
  Interest on mortgage bonds..................    9,852                  10,678
  Interest on other long-term debt............    8,309                   6,524
  Other interest..............................    3,232                   2,667
  Allowance for borrowed funds used during
     construction.............................     (167)                   (346)
  Amortization of (premium) and expense on
     debt - net...............................      715                     679
                                                -------                --------
                                                 21,941                  20,202
                                                -------                --------

Net Income....................................   42,412                  43,018


Dividends Declared on Cumulative Preferred
   Stock......................................    2,422                   2,422
                                                -------                --------

Income Available for Common Stock.............   39,990                  40,596
Dividends Declared on Common Stock............   27,317                  27,462
                                                -------                --------

Balance Retained in the Business..............  $12,673                 $13,134
                                                =======                ========

Common Stock:
  Average Shares Outstanding (000s)...........   16,862                  17,084

  Earnings Per Share on Average Shares
     Outstanding..............................    $2.37                   $2.38

  Dividends Declared..........................    $1.62                  $1.615

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                September 30,      December 31,
                                                    1999               1998
             ASSETS                              (Unaudited)        (Audited)
                                                ------------       ------------
                                                     (Thousands of Dollars)
Utility Plant
   Electric...................................    $1,245,331         $1,222,743
   Gas........................................       163,712            158,165
   Common.....................................        98,727             94,271
   Nuclear fuel...............................        42,322             42,317
                                                ------------       ------------
                                                   1,550,092          1,517,496

   Less:  Accumulated depreciation............       627,457            597,383
          Nuclear fuel amortization...........        37,500             35,381
                                                ------------       ------------
                                                     885,135            884,732

   Construction work in progress..............        36,812             43,512
                                                ------------       ------------
         Net Utility Plant....................       921,947            928,244
                                                ------------       ------------

Other Property and Plant......................        26,768             19,059
                                                ------------       ------------
Investments and Other Assets
   Prefunded Pension Costs....................        44,582             40,218
   Other......................................        18,371             18,209
                                                ------------       ------------
         Total Investments and Other Assets...        62,953             58,427
                                                ------------       ------------


Current Assets
   Cash and cash equivalents..................         7,177             10,499
   Accounts receivable from customers-net of
      allowance for doubtful accounts.........        56,261             45,564
   Accrued unbilled utility revenues..........         9,956             15,233
   Other receivables..........................         4,271              4,555
   Fuel, materials and supplies, at average
      cost....................................        26,358             23,587
   Special deposits and prepayments...........       131,729             34,823
                                                ------------       ------------
         Total Current Assets.................       235,752            134,261
                                                ------------       ------------


Deferred Charges
   Regulatory assets .........................       143,430            149,261
   Unamortized debt expense...................         6,508              5,062
   Other......................................        32,062             21,724
                                                ------------       ------------
         Total Deferred Charges...............       182,000            176,047
                                                ------------       ------------

              Total Assets....................    $1,429,420         $1,316,038
                                                ============       ============



                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                               September 30,       December 31,
                                                   1999                1998
         CAPITALIZATION AND LIABILITIES         (Unaudited)          (Audited)
                                                -----------        ------------
                                                     (Thousands of Dollars)

Capitalization
 Common Stock Equity:
   Common stock, 30,000,000 shares authorized;
      shares issued($5 par value):
                 1999 - 17,554,987
                 1998 - 17,554,987............    $87,775               $87,775
 Paid-in capital..............................    284,465               284,465
 Retained earnings............................    145,960               133,287
 Reacquired Capital Stock.....................    (27,143)              (27,143)
 Capital stock expense........................     (6,149)               (6,204)
                                                ----------             ---------
    Total Common Stock Equity.................    484,908               472,180
                                                ----------             ---------

 Cumulative Preferred Stock
   Not subject to mandatory redemption........     21,030                21,030
   Subject to mandatory redemption............     35,000                35,000
                                                ----------             ---------
    Total Cumulative Preferred Stock..........     56,030                56,030
                                                ----------             ---------

 Long-term Debt...............................    347,151               356,918
                                                ----------             ---------
    Total Capitalization......................    888,089               885,128
                                                ----------             ---------

Current Liabilities
 Current maturities of long-term debt.........    144,718                39,507
 Notes payable................................      4,300                18,000
 Accounts payable.............................     32,965                23,591
 Accrued taxes and interest...................      6,316                 6,334
 Dividends payable............................      9,913                 9,913
 Accrued vacation.............................      4,344                 4,400
 Customer deposits............................      4,313                 4,248
 Other........................................     12,577                 7,932
                                                ----------             ---------
    Total Current Liabilities.................    219,446               113,925
                                                ----------             ---------

Deferred Credits and Other Liabilities
 Regulatory liabilities.......................     84,430                81,065
 Operating reserves...........................      6,247                 5,995
 Other........................................     28,863                27,251
                                                ----------             ---------
    Total Deferred Credits and Other Liabilities  119,540               114,311
                                                ----------             ---------

Accumulated Deferred Income Tax ..............    202,345               202,674
                                                ----------             ---------


       Total Capitalization and Liabilities... $1,429,420            $1,316,038
                                               ===========           ===========


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                          For the 9 Months Ended
                                                               September 30,
                                                          1999             1998
                                                         ------           ------
Operating Activities:                                    (Thousands of Dollars)

 Net Income...........................................  $42,412         $43,018

  Adjustments to reconcile  net income to net
     cash provided by operating activities:
      Depreciation, amortization & nuclear fuel
         amortization.................................   38,165          36,503
      Deferred income taxes, net......................    5,902          (1,195)
      Allowance for equity funds used during
         construction.................................     (152)           (284)
      Nine Mile 2 Plant deferred finance charges,
         net..........................................   (3,642)         (3,642)
      Provision for uncollectibles....................    1,950           2,125
      Accrued pension costs...........................   (8,471)         (8,106)
      Deferred gas costs..............................    3,285            (489)
      Deferred gas refunds............................      (95)         (1,465)
      Other, net......................................      715            (616)

  Changes in current assets and liabilities, net:
      Accounts receivable and unbilled revenues.......   (7,086)         14,759
      Fuel, materials and supplies....................   (2,771)         (1,075)
      Special deposits and prepayments................  (96,906)         (5,036)
      Accounts payable................................    9,374          (5,675)
      Accrued taxes and interest......................      (18)         11,957
      Other current liabilities.......................    4,654             (79)
                                                        --------        --------
 Net Cash Provided by (Used in) Operating Activities..  (12,684)         80,700
                                                        --------        --------

Investing Activities:

 Additions to plant...................................  (31,163)        (34,082)
 Allowance for equity funds used during construction..      152             284
                                                        --------        --------
    Net additions to plant............................  (31,011)        (33,798)
 Subsidiaries fixed asset additions...................   (7,290)           (827)
 Nine Mile 2 Plant decommissioning trust fund.........     (651)           (651)
 Other, net...........................................     (666)           (652)
                                                        --------        --------

 Net Cash Used in Investing Activities................  (39,618)        (35,928)
                                                        --------        --------

Financing Activities:

 Proceeds from issuance of long-term debt.............  177,300          16,502
 Net borrowings (repayments) of short-term debt.......  (13,700)            -
 Retirement and redemption of long-term debt..........  (81,877)         (1,233)
 Dividends paid on cumulative preferred and common
    stock.............................................  (29,739)        (30,000)
 Reacquired capital stock.............................      -           (15,688)
 Debt Issuance costs..................................   (3,004)            -
                                                        --------        --------
 Net Cash Provided by (Used in) Financing Activities..   48,980         (30,419)
                                                        --------        --------

Net Change in Cash and Cash Equivalents...............   (3,322)         14,353

Cash and Cash Equivalents - Beginning of Year.........   10,499           9,054
                                                        --------        --------
Cash and Cash Equivalents - End of Period.............   $7,177         $23,407
                                                        ========        ========


Supplemental Disclosure of Cash Flow Information

 Interest paid (net of amounts capitalized)...........  $14,490         $13,100

 Federal income tax paid..............................  $22,825         $17,900



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

NOTE 2 - REGULATORY MATTERS

      Reference is made to Note 2 - Regulatory Matters to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Impact of Amended Settlement Agreement on Accounting Policies," hereinafter the (Settlement Agreement).

      At September 30, 1999, net regulatory assets associated with the fossil-fueled generating assets totaled $500,000. The Company did not charge against income any of these net regulatory assets because recovery of such assets is considered probable under the Settlement Agreement.

Holding Company Restructuring

      As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Company's 10-K Report, the Company has received approval from its shareholders and regulators to form a holding company. It is expected that the holding company restructuring will occur in December 1999. Prior to the restructuring date, additional equity may be transferred from the Company to unregulated operations. As of September 30, 1999, $25.5 million of the $100 million authorized by the Public Service Commission of the State of New York, hereinafter the (PSC), has been transferred.

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

Central Hudson Gas & Electric Segment Disclosure - FAS 131




                                             Quarter Ended                                Nine Months Ended
                                           September 30, 1999                              September 30,1999
                                         (Thousands of Dollars)                         (Thousands of Dollars)
                                Elect.        Gas      Other      Total        Elect.        Gas      Other     Total


Revenues from                $121,842     $12,142     $ -      $133,984     $327,715     $69,287     $ -      $397,002
 external customers
Intersegment revenues              23         316       -           339           61         766       -           827
     Total revenues           121,865      12,458       -       134,323      327,776      70,053       -       397,829
Earnings per share                .83       (.11)      .05          .77         2.04         .32      .01         2.37




                                             Quarter Ended                                Nine Months Ended
                                           September 30, 1998                              September 30, 1998
                                         (Thousands of Dollars)                         (Thousands of Dollars)
                              Elect.        Gas       Other     Total        Elect.        Gas       Other     Total


Revenues from                $115,126     $10,289     $ -      $125,415     $318,288     $62,504     $ -      $380,792
 external customers
Intersegment revenues              22         286       -           308           63         856       -           919
     Total revenues           115,148      10,575       -       125,723      318,351      63,360       -       381,711
Earnings per share                .83        (.06)      -           .77         1.98         .40       -          2.38




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

      For information about market risk and Company activities relating to derivative financial instruments and other financial instruments, see Item 3 "Quantitative and Qualitative Disclosure about Market Risk."

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 Commitments and Contingencies to the Consolidated Financial Statements included in the Company's 10-K Report. Except for what is disclosed in Part II of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and all documents previously filed with the Securities and Exchange Commission in 1999, there have been no material changes in the subject matters discussed in said Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      The growth of retained earnings in the first nine months of 1999 contributed to the increase in the book value of common stock from $28.00 at December 31, 1998 to $28.76 at September 30, 1999 and the increase in the common equity ratio from 51.0% at December 31, 1998 to 52.1% at September 30, 1999.

      For the nine months ended September 30, 1999, cash expenditures related to the construction program of the Company amounted to $31.0 million. The cash requirements for such expenditures were funded from internal sources.

      The Company has $51.5 million of committed short-term credit facilities available. In order to diversify its sources of short-term financing, the Company has also entered into short-term credit facilities with several commercial banks. At September 30, 1999, the Company had $4.3 million of short-term debt outstanding and had cash and cash equivalents totaling $7.2 million. Authorization from the New York State Public Service Commission (PSC) limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate.

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

      The Company, on August 3, 1999, refinanced its fixed rate 7-3/8% series 1984 tax exempt pollution control bonds issued by NYSERDA, $33.4 million principal amount, by the issuance through NYSERDA of a new series of tax exempt pollution control bonds at a fixed rate of 5.45% (discounted to 99.75% to yield 5.468%). The maturity of these bonds, which are supported by the Company's promissory note of $33.4 million, was extended from October 1, 2014 to August 1, 2027 but these bonds may be redeemed any time after August 1, 2009, at the Company's option. The 7-3/8% series was redeemed on October 1, 1999.

      The Company, on August 3, 1999, refinanced its 1985 tax exempt pollution control bonds ($72.25 million principal amount) and its 1987 tax exempt NYSERDA pollution control bonds ($43.6 million principal amount) by the issuance, through NYSERDA, of several series of tax exempt pollution control bonds, in an aggregate principal amount of $115.85 million, in multi-modal form, and supported by the Company's promissory note of $115.85 million. The new bonds will be set in a form of variable rate known as "Dutch Auction" mode. A Dutch Auction is a periodic offering of a certain amount of short-term, tax exempt debt to investors by broker/dealers on an auction-bid basis. Prospective investors' bids are reviewed by an independent auction agent who determines the rate that will place or clear all of the offered debt. The maturity of these new bonds reflects effectively an extension of the maturity of the 1985 pollution control bonds from November 1, 2020 to August 1, 2028, and an extension of the maturity of the 1987 pollution control bonds from June 1, 2027 to August 1, 2028 (except that the maturity of those 1987 pollution control bonds subject to the federal alternative minimum tax effectively will be extended from June 1, 2027 to July 1, 2034). The 1985 refinanced pollution control bonds were redeemed on November 1, 1999 and the 1987 refinanced pollution control bonds were redeemed on September 1, 1999.

EARNINGS PER SHARE

      Earnings per share of common stock were $.77 for the third quarter of 1999, remaining the same as the third quarter of 1998. Earnings per share of common stock were $2.37 for the first nine months ended September 30, 1999, as compared to $2.38 for the nine months ended September 30, 1998.

      Increased revenue resulting from a warm summer and an increase in earnings from expanded subsidiary operations helped to hold third quarter earnings at last year's level. Operating revenues increased 7%. The increase was actually higher, but under the Company's Settlement Agreement with the PSC (described under the caption "Competitive Opportunities Proceeding Settlement Agreement" in
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Company's 10-K Report)), the Company deferred $3.7 million of electric revenues, or $.14 per share, in excess of the 10.6% rate of return cap set forth in said Settlement Agreement and described under said caption. In addition to an increase in sales of electricity due to the warmer weather, the higher revenues include increases in amounts collected under the Company's electric fuel cost adjustment, sales of electricity for resale and interruptible gas sales for electric generation. The increase in revenues was largely offset by an increase in operating expenses of 8%, relating primarily to increases in the cost of fuel used in electric generation, purchased electricity and purchased natural gas caused by the higher electric sales (including sales for resale) and interruptible gas sales.
Earnings were also enhanced by an increase in earnings from subsidiary operations (other income), primarily from the operations by an affiliate of newly acquired electric generating facilities. The increase in other income also includes interest earned on proceeds held in escrow from debt issued for the refinancing of debt as discussed in the "Capital Resources and Liquidity" section of Item 2. This interest earned on the escrow balance serves to offset, in the interim, that portion of the increase in interest charges related to the new issuances.

      In September 1999, the Company incurred an estimated $8 million of incremental storm expenses for Tropical Storm Floyd.

These expenses were deferred in anticipation that they will be offset by electric earnings in excess of said rate of return cap which are deferred under the Company's Settlement Agreement with the PSC. Reported earnings per share for the third quarter were not affected by the storm.

      Earnings for the nine months ended September 30, 1999 decreased by $.01 per share as compared to the same period in 1998. An increase in operating expenses (excluding fuel used in electric generation, purchased electricity and natural gas costs) and a reduction in gas net operating revenues (less purchased gas costs) were offset largely by an increase in electric net operating revenues (less fuel and purchased electricity costs) due to increased sales and the net favorable impact of non-recurring adjustments recorded in both time periods. Earnings were also enhanced by the reduction in the number of shares of common stock. The increase in operating expenses is primarily due to increases in the cost of maintenance for electric generating plant and overhead lines and increased depreciation expense and property taxes. As with the results for the quarter, the nine month change in electric net operating revenues also reflects the deferral of revenues in excess of the rate of return cap. A total of $4.7 million or $.18 per share was deferred.

RESULTS OF OPERATIONS

      The following table reports the variation in the results of operations for the three months and the nine months ended September 30, 1999 compared to the same periods in 1998:

                                       3 MONTHS ENDED SEPTEMBER 30,
                                                             INCREASE
                                      1999        1998      (DECREASE)
                                          (Thousands of Dollars)
Operating Revenues...............   $134,323    $125,723    $  8,600
Operating Expenses...............    116,223     107,373       8,850
                                     -------     -------     -------
Operating Income.................     18,100      18,350        (250)
Other Income.....................      3,674       2,201       1,473
                                     -------     -------     -------
Income before Interest
 Charges.........................     21,774      20,551       1,223
Interest Charges.................      7,903       6,741       1,162
                                     -------     -------     -------

Net Income.......................     13,871      13,810          61
Dividends Declared on Cumulative
 Preferred Stock.................        807         807           0
                                     -------     -------     -------
Income Available for Common
 Stock...........................   $ 13,064    $ 13,003    $     61
                                     =======     =======     =======

                                       9 MONTHS ENDED SEPTEMBER 30,
                                                           INCREASE
                                      1999        1998    (DECREASE)
                                          (Thousands of Dollars)
Operating Revenues...............   $397,829    $381,711    $ 16,118
Operating Expenses...............    340,259     324,955      15,304
                                     -------     -------     -------
Operating Income.................     57,570      56,756         814
Other Income.....................      6,783       6,464         319
                                     -------     -------     -------
Income before Interest
 Charges.........................     64,353      63,220       1,133
Interest Charges.................     21,941      20,202       1,739
                                     -------     -------     -------

Net Income.......................     42,412      43,018        (606)
Dividends Declared on Cumulative
 Preferred Stock.................      2,422       2,422           0
                                     -------     -------     -------
Income Available for Common
 Stock...........................   $ 39,990    $ 40,596    $   (606)
                                     =======     =======     =======

OPERATING REVENUES

      Operating revenues increased $8.6 million (7%) for the third quarter of 1999 as compared to the third quarter of 1998 and increased $16.1 million (4%) for the nine months ended September 30, 1999. Details of these revenue changes by electric and gas segments are as follows:

                               INCREASE (DECREASE) FROM PRIOR PERIOD
                                THIRD QUARTER           NINE MONTHS
                              Electric    Gas      Electric        Gas
                                          (Thousands of Dollars)
Customer Sales*........       $3,969    $2,402**    $4,543      $ 5,591**
Sales to Other
 Utilities..............       1,035        37       3,429         (444)
Fuel and Gas Cost
 Adjustment.............       5,243       (54)      5,908        2,844
Deferred Revenues.......      (3,162)***  (779)     (4,080)***   (1,562)
Miscellaneous...........        (368)      277        (375)         264
                               -----     -----       -----        ------
                              $6,717    $1,883      $9,425      $ 6,693
                               =====     =====       =====       ======

  *Including electricity and gas supplied by others.
 **Both firm and interruptible revenues.
***Includes the deferral and  restoration  of revenues  related to the Company's
   Retail Access Program and earnings in excess of the rate of return cap under said Settlement Agreement with the PSC.

SALES

      The Company's sales vary seasonally in response to weather conditions. Generally electric sales peak in the summer and gas sales peak in the winter.

      Total kilowatt-hour sales of electricity within the Company's service territory increased 5%, and sales of natural gas to firm customers increased 1%, for the third quarter of 1999 as compared to the third quarter of 1998. For the nine months ended September 30, 1999, electric sales increased 4% and gas sales to firm customers increased 9% compared to the same period last year. Changes in sales by major customer classifications, including energy supplied by others, are set forth below.

                                 INCREASE (DECREASE) FROM PRIOR PERIOD
                                  THIRD QUARTER         NINE MONTHS
                            Electric       Gas       Electric     Gas
Residential..............     10%          (1)%         6%         6%
Commercial...............      5            2           4          9
Industrial...............      1           14           1          6
Interruptible............     N/A          35          N/A        20

      As indicated, interruptible gas sales increased in both periods, resulting primarily from an increase in boiler gas usage for electric generation.

      Cooling degree days were 37% higher for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. For the comparable nine months ended September 30 in 1999 and 1998, favorable weather also contributed to the increase in electric and gas sales. Cooling degree days were 32% higher and heating degree days increased by 6%.

OPERATING EXPENSES

      The following table reports the variation in the operating expenses for the three months and nine months ended September 30, 1999 compared to the same periods in the prior year:

                               INCREASE (DECREASE) FROM PRIOR PERIOD
                               THIRD QUARTER              NINE MONTHS
                            Amount     Percent         Amount     Percent
                                        (Thousands of Dollars)
Operating Expenses
 Fuel and Purchased
  Electricity............  $4,694         13%         $ 5,318        6%
Purchased Natural
 Gas.....................   3,481         78            7,448       24
Other Expenses of
 Operation...............     871          4             (625)      (1)
Maintenance..............    (441)        (7)           2,274       12
Depreciation and
 Amortization............     286          3            1,025        3
Taxes, Other than Income
 Tax.....................     756          5              278        1
Federal Income tax.......    (797)       (10)            (414)      (2)
                            -----        ---            ------      --
            Total......... $8,850          8%          $15,304       5%
                            =====                       ======

      Fuel and purchased electricity costs increased $4.7 million (13%) for the third quarter of 1999 and $5.3 million (6%) for the nine months ended September 30, 1999 both largely attributable to an increase in electric sales including sales for resale.

      Purchased natural gas costs increased $3.5 million (78%) for the third quarter of 1999 resulting primarily from an increase in interruptible gas sales due to an increase in boiler gas usage for electric generation. Purchased natural gas costs increased $7.4 million (24%) for the nine months ended September 30, 1999 due both to an increase in residential, commercial and industrial sales as well as interruptible gas sales due to an increase in boiler gas usage for electric generation.

      Maintenance expenses increased $2.3 million (12%) for the nine months ended September 30, 1999 primarily due to increased costs related to tree trimming operations and scheduled maintenance performed on one of the Company's electric generating plants for a major outage.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Company's 10-K Report, for a discussion of the Company's dividend payments. On September 24, 1999, the Board of Directors of the Company declared a quarterly dividend of $.54 per share, payable November 1, 1999 to shareholders of record as of October 11, 1999 maintaining the $.54 per share level established in June 1998.

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

      Local 2218 and Local 320 merged on August 1, 1999, and will continue as Local 320. There will be no impact to the Company as a result of the merger. The contracts remain in effect for Non-Production Plant Workers through April 30, 2003 and Production Plant Workers through August 31, 2003.

CH RESOURCES, INC.

      Reference is made to the subcaption "CH Resources, Inc." under the caption "Other Matters" of Item 1 - Business, of the Company's 10-K Report.

      In June 1999, CH Resources acquired a 50 megawatt coal-burning fluidized bed electric cogeneration plant in Niagara Falls, New York.

THE YEAR 2000 ISSUE

      Reference is made to the caption "The Year 2000 Issue" of Item 7 of the Company's 10-K Report for a discussion related to the Year 2000 issue with the following updates noted:

      On June 1, 1999, Company officials reported to the Northeast Reliability Council (NERC) and announced that they believe all of the utility's computerized components considered to be "mission critical" to the safe and reliable flow of energy and to the protection of the environment have been remediated and are Year 2000 (Y2K) ready; however, the Company plans to continue its vigilance to be sure that it is prepared for the unexpected on New Year's Eve 1999 and beyond.

      As part of the Y2K readiness plan, Company employees will be on duty at key customer service locations on New Year's Eve 1999 and, if necessary, thereafter. The Company will also continue testing of its computerized systems to ensure that all remediations perform properly within a coordinated environment. In August, the Company participated in the successful Year 2000 Interoperability Verification Tests of the telecommunications network and electric utility power control systems. The Company has also developed a comprehensive Contingency Plan. On September 9, 1999 the Company participated in a successful North America-wide drill to test the readiness of the electric power industry for the Year 2000, including its Contingency Plan. Response to Y2K-related emergencies will also be coordinated with local emergency services agencies, as is done during storms and other emergencies.

      The Company has also established a hot-line for more information, available toll-free to customers, and has additional data available on its website.

      Regarding total project costs, of a total estimate of $3.0 million, approximately $2.3 million has been expended through September 1999, including $1.1 million of internal labor charges. The Company does not expect final costs to exceed this estimate; however, no assurances can be given.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to commodity price risks related to its purchases of natural gas, fuel for electric generation and other power supplies is mitigated by its electric and gas cost adjustment clauses. These adjustment mechanisms provide for the return or collection of costs to or from customers for costs below or in excess of base costs included in rates. Addi-tionally, variations in electric fuel costs are subject to a fuel costs incentive mechanism with an annual exposure of up to $3.0 million in additional revenues or costs.

      The Company has also implemented its energy risk management program with its primary goal being to further manage, through the use of defined risk management practices, price risk associated with commodity purchases in its operations. The Company's written policy and procedures for this program allows for the use of derivative financial instruments to hedge price risk and prohibits the use of these instruments for speculative purposes. Additionally, the PSC, in a Memorandum and Resolution (Resolution) effective April 13, 1999, authorized the inclusion of risk management costs as a recoverable component of the Gas Adjustment Clause (GAC). The Resolution defines them as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with transactions made in commodities exchanges and with other risk management entities."

      In September 1999, the Company purchased NYMEX gas futures contracts and entered into a basis swap contract with a counterparty to hedge the cost of gas purchases for its Fixed Price Gas Program for the period November 1999 through October 2000. The fair value of these derivative financial instruments at September 30, 1999 is not material to the Company's financial position or results of operations. Transaction costs and resultant gains or losses will be included in the Company's GAC, as indicated in the preceding paragraph.

      The Company manages it interest rate risk through the issuance of fixed-rate debt with varying maturities and through economic refundings of debt through optional refunding. A portion of the Company's long-term debt consists of variable rate debt for which interest is reset on a periodic basis reflecting current market conditions. The difference between costs associated with actual interest rates and costs embedded in current tariffs are deferred for eventual passback or recovery to or from customers.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Asbestos Litigation. For a discussion of lawsuits against the Company involving asbestos, see Note 9 - Commitments and Contingencies, under the caption "Asbestos Litigation," in Part II, Item 8 of the Company's Report.

      Since 1987, the Company has been involved as a defendant in the "mass tort" asbestos litigation in the United States District Courts for the Southern and Eastern Districts of New York and the New York State Supreme Court, County of New York. This litigation involves thousands of plaintiffs who seek large amounts of compensatory and punitive damages from numerous defendants for death and injuries allegedly caused by exposure to asbestos. As of September 30, 1999, the Company has been a defendant in approximately 1,800 such individual lawsuits. Many of these lawsuits have been disposed of without any payment by the Company, or for immaterial amounts. While the amounts demanded in all the remaining lawsuits total several billions of dollars, it is the Company's opinion, based on its experience in such litigation and on information and relevant circumstances known to it at this time, that these lawsuits will not have a material adverse effect on the Company's financial position. However, if the Company were ultimately held liable under these lawsuits and insurance coverage were not available, the cost thereof could have a material adverse effect (a reasonable estimate of which cannot be made at this time) on the financial condition of the Company if the Company could not recover all or a substantial portion thereof in rates. The Company's insurance does not extend to punitive damages.

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

      In December 1994, the Company commenced a lawsuit against eight such insurers in the New York State Supreme Court, Dutchess County. By order dated

October 2, 1998, the Court granted a motion by the Company against one insurer, Travelers Casualty and Surety Company (f/k/a The Aetna Casualty and Surety Company) (Travelers), seeking a declaration that Travelers owed the Company the cost of defense in the underlying asbestos litigation. Travelers has since paid the Company approximately $3.2 million consisting of a portion of the Company's past defense costs together with prejudgment interest. Travelers has made this payment subject to the October 2, 1998 order of the Court and without prejudice to its rights to appeal or to seek contribution from the other insurers and from the Company.

Item 5.     Other Information

      (a) Independent System Operator. Reference is made to the caption "New York Power Pool/Independent System Operator" referred to in Item 2 of Part I of the Company's 10-K Report for a discussion of the member systems of the New York Power Pool (NYPP) proposal to establish an Independent System Operator (ISO), and a New York State Reliability council (Reliability Council) to supersede the NYPP. On September 15, 1999, the Federal Energy Regulatory Commission gave its final approval for the ISO and the Reliability Council. The Company expects the ISO and the Reliability Council to begin operation in November 1999 at which time the NYPP would terminate. The Company does not expect such restructuring to have a material adverse effect on its financial position or results of operations.

      (b) Environmental Litigation. Reference is made to Part II, Item 1(d) of the Company's Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 1999 for a discussion of the Citizen suit commenced against the Company under Section 11 of the Endangered Species Act, 16 U.S.C. Section 1540.

      Although the Company continues to believe it has not violated such Act, if the court were to grant the relief requested by plaintiffs, the Company could be required temporarily to cease operations of the Roseton Steam Electric Generating Plant ("Roseton Plant," described in Item 2 of the Company's 10-K Report, under the captions "Electric - General" and "Electric - Roseton Plant") and the Danskammer Plant Steam Electric Generating Station ("Danskammer Plant", described in Item 2 of the Company's 10-K Report under the caption "Electric - General"). If the Company were required to cease such operations for a substantial period of time, it would have a material adverse effect on the Company's financial position and results of operations.

      (c) Auction of the Roseton and Danskammer Plants. Reference is made to the caption "Auction of Fossil Generation Plants," in Note 2 of the Notes to Financial Statements referred to in Item 8 of the Company's 10-K Report for a discussion of the required sale of the Danskammer and the Roseton Plants by auction. The Company now expects approval by the PSC of the auction plan early in 2000 and sale of these Plants in early 2001.

      (d) Environmental Quality. Reference is made to the caption "Environmental Quality - Air" in Item 1 of the Company's 10-K Report for a discussion of the federal and state regulations of air emissions from the Danskammer and Roseton Plants. Published reports on October 14 and 15, 1999 indicate that New York State Governor Pataki will order electric generation plants in New York State to reduce dramatically sulfur dioxide and nitrogen dioxide emissions beyond the reductions mandated by federal law. Until the issuance and analysis of any such order, the Company can make no predication as to the effect of such order on the operation of the Danskammer and Roseton Plants; however, the effect of such Order, if legally binding, would be to increase the costs of operating such Plants and could require capital improvements.

      Such published reports also indicate that the New York State Attorney General is investigating eight (8) New York State older power plants for possible violations of federal and state air emission rules. By letter, dated October 12, 1999, from the Office of said Attorney General, the Company was notified that such investigation indicates that the Company, "may have constructed, and continues to operate, major modifications to its Danskammer [Plant...] without obtaining [certain] requisite pre-construction permits." Such letter requests that the Company provide certain information with respect to such investigation. The Company is in the process of reviewing this matter in depth, but believes any required permits were obtained.

      (e) Nine Mile 2 Plant. Reference is made (i) to the description of the Nine Mile 2 Plant (in which the Company has a 9% interest as a tenant-in-common) contained in Note 3 of the Notes to Financial Statements referred to in Item 8 of the 10-K Report and (ii) to the proposed sale of the cotenancy interests thereon of Niagara Mohawk Power Corporation (Niagara Mohawk) and New York State Electric and Gas Corporation, as described in the subcaption "Nuclear Operations" of Item 7 of the 10-K Report and in Item 5(a) of the Company's Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 1999.


      On September 30, 1999, the Nuclear Regulatory Commission (NRC) issued a Plant Performance Review on the Nine Mile 2 and Nine Mile 1 (wholly owned by Niagara Mohawk) plants. The NRC stated that it will increase its scrutiny of the operation of the Nine Mile plants over the next six months as a result of a decline in the performance of those plants due to weaknesses in areas such as plant maintenance, work planning and scheduling, and engineering support. Niagara Mohawk has announced significant management changes at the Nine Mile plants, including the reassignment of several experienced PECO Energy employees to the site.

      If operating performance of the Nine Mile 2 Plant deteriorates further, significant expenditures may be required to improve performance, the impact of which on the Company cannot now be predicted.


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

                        CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                        (Registrant)



                        By:        /s/ Donna S. Doyle

                                       Donna S. Doyle
                                         Controller
                               Authorized Officer and Chief
                                     Accounting Officer

Dated:  November 8, 1999

                                 EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

 Exhibit No.
Regulation S-K
  Item 601
 Designation            Exhibit Description

(12)    --  Statement Showing Computation of the Ratio of Earnings to Fixed
            Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)    --  Financial Data Schedule, pursuant to Item 601(c) of Regulation S-K.