Form 10-K/A
period 1999-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2000-03-23
CIK 18647

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                ---------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended......................December 31, 1999

                        Commission file number: 1-3268

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             ------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New York                               14-0555980
-------------------------------                 -------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

284 South Avenue, Poughkeepsie, New York                12601-4879
----------------------------------------              ------------
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

                          Cumulative Preferred Stock
                                  4 1/2% Series

                                 4.75% Series

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            No                     Yes   X
               -----                   -----

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

      The number of shares outstanding of Registrant's Common Stock, as of March 1, 2000 was 16,862,087. All shares are owned by CH Energy Group, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

THESE CASH FLOW STATEMENTS ARE BEING SUBMITTED DUE TO A TYPOGRAPHICAL ERROR ON THE ORIGINAL FORM 10-K FILED ON 3/20/00.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                                  Year ended December 31,
                                             1999        1998        1997
                                             ----        ----        ----
Operating Activities

  Net Income.......................        $ 51,881    $ 52,544   $ 55,086
  Adjustments to reconcile net
      income to net cash provided
      by operating activities:
       Depreciation and amortization
         including nuclear fuel
         amortization...............         51,186      49,011     48,348
     Deferred income taxes, net....           4,219        (116)    14,077
     Allowance for equity funds used
       during construction..........              -        (585)      (387)
     Nine Mile 2 Plant deferred
       finance charges, net.........         (4,855)     (4,855)    (4,855)
     Provisions for uncollectibles.           2,930       2,639      3,493
     Net accrued/deferred pension
      costs........................         (10,968)    (12,277)    (8,555)
      Deferred gas costs...........           3,080       1,072      3,475
      Deferred gas refunds..........            (19)     (1,640)     1,695
     Other - net...................           9,297       4,888      7,233
  Changes in current assets and
   liabilities, net:
     Accounts receivable and unbilled
       utility revenues.............        (10,385)        (46)    (4,420)
     Materials and supplies........          (6,975)        513      3,995
     Special deposits and
       prepayments..................         17,746     (20,613)      (770)
     Accounts payable..............           8,784        (777)    (1,769)
     Accrued taxes and interest....          (6,715)      3,094     (2,107)
     Other current liabilities.....            (221)      1,695        (61)
                                            -------    --------    -------
  Net cash provided by operating
   activities......................         108,985      74,547    114,478
                                            -------    --------    -------








The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)                               1999       1998        1997
                                             ----       ----        ----
Investing Activities
  Additions to plant...............       (46,495)    (45,661)    (43,868)
  Allowance for equity funds used
   during construction.............             -         585         387
                                          -------    --------     -------
  Net additions to plant...........       (46,495)    (45,076)    (43,481)
  Competitive Business Affiliates
   fixed asset additions...........       (38,381)    (19,460)          -

  Nine Mile 2 Plant decommissioning
   trust fund......................          (868)       (868)       (868)
  Other - net......................          (589)       (801)        396
                                          -------    --------     -------
  Net cash used in investing
   activities......................       (86,333)    (66,205)    (43,953)
                                          -------    --------     -------

Financing Activities
  Proceeds from issuance of:
    Long-term debt.................       176,250      35,250       2,000
  Net borrowings (repayments) of
   short-term debt.................        32,000      18,000     (15,600)
  Retirement & redemption
   of long-term debt...............      (185,462)     (2,466)     (2,282)
  Dividends paid on cumulative
   preferred and common stock......       (39,652)    (39,936)    (40,426)
  Debt issuance costs..............        (4,531)          -           -
  Reacquired capital stock.........             -     (17,745)     (9,398)
                                         --------    --------     -------
  Net cash used in financing
   activities......................       (21,395)     (6,897)    (65,706)
                                         --------    --------     -------

Net Change in Cash and Cash
 Equivalents.......................         1,257       1,445       4,819
Cash and Cash Equivalents at
 Beginning of Year.................        10,499       9,054       4,235
                                         --------    --------     -------
Cash and Cash Equivalents at End
 of Year...........................      $ 11,756    $ 10,499    $  9,054
                                          =======     =======     =======

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

                              CENTRAL HUDSON GAS & ELECTRIC
                                      CORPORATION


                              By    /s/ Paul J. Ganci
                                ------------------------------
                                   Paul J. Ganci
                                   Chairman of the Board and
                                    Chief Executive Officer

Dated:  March 23, 2000