Form 10-Q
period 2000-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2000-05-12
CIK 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended.............................March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from......................to..........................
Commission file number....................................................1-3268

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                      14-0555980
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK                 12601-4879
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

     Common stock, par value $5.00 per share; and the number of shares outstanding of Registrant's Common Stock, as of March 31, 2000, was 16,862,087. All shares are owned by CH Energy Group, Inc.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

         PART I - FINANCIAL INFORMATION                                PAGE
         ------------------------------                                ----

Item 1 - Consolidated Financial Statements                               1

         Consolidated Statement of Income -
          Three Months Ended March 31, 2000 and 1999                     1

         Consolidated Balance Sheet - March 31, 2000
          and December 31, 1999                                          2

         Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 2000 and 1999                     4

         Notes to Consolidated Financial Statements                      5

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7

Item 3 - Quantitative and Qualitative Disclosure
           about Market Risk                                            10

         PART II - OTHER INFORMATION
         ---------------------------

Item 1 - Legal Proceedings                                              11

Item 4 - Submission of Matters to a Vote of
           Security Holders                                             12

Item 5 - Other Information                                              12

Item 6 - Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                       For the 3 Months Ended
                                                             March 31,
                                                       2000             1999
                                                     --------         --------
                                                       (Thousands of Dollars)
Operating Revenues
  Electric ......................................    $107,421         $100,743
  Gas ...........................................      40,131           38,955
                                                     --------         --------
    Total - own territory .......................     147,552          139,698
  Electric Sales to other utilities .............      10,719            6,651
  Gas Sales to other utilities ..................         709              122
                                                     --------         --------
                                                      158,980          146,471
                                                     --------         --------
Operating Expenses
  Operation:
    Fuel used in electric generation ............      19,326           21,988
    Purchased electricity .......................      23,115            7,794
    Purchased natural gas .......................      22,809           21,985
    Other expenses of operation .................      25,255           23,338
   Maintenance ..................................       6,999            6,636
  Depreciation and amortization .................      12,008           11,701
  Taxes, other than income tax ..................      15,852           16,714
  Federal income tax ............................       9,084           11,285
                                                     --------         --------
                                                      134,448          121,441
                                                     --------         --------

Operating Income ................................      24,532           25,030
                                                     --------         --------

Other Income and Deductions
  Allowance for equity funds used
    during construction .........................          --               62
  Federal income tax ............................         (28)             122
  Other - net ...................................       2,274              973
                                                     --------         --------
                                                        2,246            1,157
                                                     --------         --------

Income before Interest Charges ..................      26,778           26,187
                                                     --------         --------
Interest Charges
  Interest on mortgage bonds ....................       3,205            3,440
  Interest on other long-term debt ..............       2,702            2,377
  Other interest ................................       2,125            1,333
  Allowance for borrowed funds used
    during construction .........................        (152)             (67)
                                                     --------         --------
                                                        7,880            7,083
                                                     --------         --------
Net Income ......................................      18,898           19,104

Dividends Declared on Cumulative
  Preferred Stock ...............................         807              807
                                                     --------         --------

Income Available for Common Stock ...............    $ 18,091         $ 18,297
                                                     --------         --------


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                    March 31,       December 31,
                                                      2000              1999
                           ASSETS                  (Unaudited)       (Audited)
                                                   ----------       ----------
                                                      (Thousands of Dollars)
Utility Plant
  Electric ......................................  $1,250,840       $1,250,456
  Gas ...........................................     166,691          164,767
  Common ........................................     100,965          100,659
  Nuclear fuel ..................................      46,587           42,847
                                                   ----------       ----------
                                                    1,565,083        1,558,729

  Less:  Accumulated depreciation ...............     647,459          638,910
             Nuclear fuel amortization ..........      38,938           38,354
                                                   ----------       ----------
                                                      878,686          881,465

  Construction work in progress .................      44,210           39,951
                                                   ----------       ----------
          Net Utility Plant .....................     922,896          921,416
                                                   ----------       ----------

Other Property and Plant ........................         974              975
                                                   ----------       ----------
Investments and Other Assets
   Prefunded Pension Costs ......................      50,376           46,038
   Other ........................................      19,242           17,611
                                                   ----------       ----------
           Total Investments and Other Assets ...      69,618           63,649
                                                   ----------       ----------


Current Assets
  Cash and cash equivalents .....................       3,653           11,756
  Accounts receivable from customers-net of
        allowance for doubtful accounts .........      55,970           46,483
  Accrued unbilled utility revenues .............      15,982           16,327
  Other receivables .............................       2,533            4,123
  Fuel, materials and supplies, at average cost .      28,975           30,285
  Special deposits and prepayments ..............      21,507           14,574
                                                   ----------       ----------
           Total Current Assets .................     128,620          123,548
                                                   ----------       ----------

Deferred Charges
  Regulatory assets .............................     135,785          137,487
  Unamortized debt expense ......................       4,915            5,016
  Other .........................................       8,023            7,299
                                                   ----------       ----------
           Total Deferred Charges ...............     148,723          149,802
                                                   ----------       ----------

                     TOTAL ASSETS ...............  $1,270,831       $1,259,390
                                                   ----------       ----------


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                         March 31,  December 31,
                                                         2,000         1999
               CAPITALIZATION AND LIABILITIES           Unaudited)   (Audited)
                                                        ----------   ----------
                                                         (Thousands of Dollars)
Capitalization
  Common Stock Equity:
       Common stock, 30,000,000 shares
         authorized; shares issued ($5
         par value):
           2000 - 16,862,087
           1999 - 16,862,087 .........................   $ 84,311     $ 84,311
  Paid-in capital ....................................    273,238      273,238
  Retained earnings ..................................    113,371       69,281
  Capital stock expense ..............................     (5,920)      (5,939)
                                                        ----------   ----------
      Total Common Stock Equity ......................    465,000      420,891
                                                        ----------   ----------

  Cumulative Preferred Stock
    Not subject to mandatory redemption ..............     21,030       21,030
    Subject to mandatory redemption ..................     35,000       35,000
                                                        ----------   ----------
      Total Cumulative Preferred Stock ...............     56,030       56,030
                                                        ----------   ----------

  Long-term Debt .....................................    342,948      335,451
                                                        ----------   ----------
      Total Capitalization ...........................    863,978      812,372
                                                        ----------   ----------

Current Liabilities
  Current maturities of long-term debt ...............     35,110       35,100
  Notes payable ......................................      7,500       50,000
  Accounts payable ...................................     22,273       26,825
  Accrued taxes and interest .........................     12,193           --
  Dividends payable ..................................        807        7,808
  Accrued vacation ...................................      4,472        4,344
  Customer deposits ..................................      4,444        4,471
  Other ..............................................      5,437        7,545
                                                        ----------   ----------
      Total Current Liabilities ......................     92,236      136,093
                                                        ----------   ----------

Deferred Credits and Other Liabilities
  Regulatory liabilities .............................     92,760       87,039
  Operating reserves .................................      3,393        6,294
  Other ..............................................     19,943       18,351
                                                        ----------   ----------
      Total Deferred Credits and Other Liabilities ...    116,096      111,684
                                                        ----------   ----------

Accumulated Deferred Income Tax ......................    198,521      199,241
                                                        ----------   ----------


          TOTAL CAPITALIZATION AND LIABILITIES .......  $1,270,831   $1,259,390
                                                        ----------   ----------


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the 3 Months Ended
                                                                                    March 31,
                                                                                 2000        1999
                                                                              ----------   ---------
OPERATING ACTIVITIES:                                                         (Thousands of Dollars)

    Net Income .............................................................   $ 18,898    $ 19,104

       Adjustments to reconcile net income to net cash provided by operating activities:

            Depreciation, amortization & nuclear fuel amortization .........     12,955      12,856
            Deferred income taxes, net .....................................       (542)     (1,111)
            Allowance for equity funds used during construction ............         --          62)
            Nine Mile 2 Plant deferred finance charges, net ................     (1,214)     (1,214)
            Provision for uncollectibles ...................................        625         450
            Net accrued/deferred  pension costs ............................     (3,700)     (3,119)
            Deferred gas costs .............................................      3,851       6,160
            Deferred gas refunds ...........................................        (67)        (48)
            Other, net .....................................................        942       2,636

         Changes in current assets and liabilities, net:

            Accounts receivable and unbilled revenues ......................     (8,177)     (7,281)
            Fuel, materials and supplies ...................................      1,310         147
            Special deposits and prepayments ...............................     (6,932)     12,969
            Accounts payable ...............................................     (5,753)     (1,267)
            Accrued taxes and interest .....................................     13,394      17,390
            Other current liabilities ......................................     (2,007)     (1,591)
                                                                               --------    --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................     23,583      56,019
                                                                               --------    --------

INVESTING ACTIVITIES:

       Additions to plant ..................................................    (14,419)     (8,234)
       Allowance for equity funds used during construction .................         --          62
                                                                               --------    --------
         Net additions to plant ............................................    (14,419)     (8,172)
       Return of equity from affiliate .....................................     26,000         --
       Nine Mile 2 Plant decommissioning trust fund ........................       (217)       (217)
       Other, net ..........................................................       (231)       (563)
                                                                               --------    --------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .................     11,133      (8,952)
                                                                               --------    --------

FINANCING ACTIVITIES:

       Proceeds from issuance of long-term debt ............................      7,500      22,114
       Net borrowings (repayments) of short-term debt ......................    (42,500)    (18,000)
       Retirement and redemption of long-term debt .........................         --     (38,106)
       Dividends paid on cumulative preferred and common stock..............     (7,808)     (9,913)
       Issuance and Redemption Costs .......................................        (11)       (459)
                                                                               --------    --------
       NET CASH USED IN FINANCING ACTIVITIES ...............................    (42,819)    (44,364)
                                                                               --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................     (8,103)      2,703

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ..............................     11,756      10,499
                                                                               --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..................................   $  3,653    $ 13,202
                                                                               --------    --------
Supplemental Disclosure of Cash Flow Information

       Interest paid (net of amounts capitalized) ..........................   $  2,947    $  2,116

       Federal income tax paid .............................................         --          --


                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

         The accompanying consolidated financial statements of Central Hudson Gas & Electric Corporation (herein the Company) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 1999, as amended by Amendment No. 1, on Form 10K-A (Company's 10-K Report).

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

         At March 31, 2000, net regulatory assets (liabilities) associated with the fossil-fueled generating assets totaled $583,000. The Company did not charge against income any of these net regulatory assets because recovery of such assets is considered probable under the "Settlement Agreement," described under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 10-K Report.

HOLDING COMPANY RESTRUCTURING

         As reported under the caption "Competitive Opportunities Proceeding Agreement" in Note 2 to the Consolidated Financial Statements included in the Company's 10-K Report, the Company had received approval from its shareholders and regulators to form a holding company. The holding company restructuring took place on December 15, 1999 at which time the Company became the wholly-owned subsidiary of CH Energy Group, Inc. (Energy Group). As of March 31, 2000, $25.5 million of the $100 million authorized by the Public Service Commission of the State of New York, hereinafter the (PSC), has been transferred from the Company to its competitive affiliates.

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

Central Hudson Gas & Electric Segment Disclosure - FAS 131 Quarter Ended
March 31,

                                                      2000
                                       --------------------------------
                                       ELECTRIC        GAS       TOTAL
                                       --------       ----      -------
Revenues from external
  customers                            $118,117      $40,423    $158,540
Intersegment revenues                        23          417         440
                                       --------      -------    --------

         Total revenues                $118,140      $40,840    $158,980

Income Available for Common Stock      $ 12,165      $ 5,926    $ 18,091


                                                      1999
                                       --------------------------------
                                       ELECTRIC        GAS       TOTAL
                                       --------       ----      -------
Revenues from external
  customers                            $107,374      $38,845    $146,219
Intersegment revenues                        20          232         252
                                       --------      -------    --------

         Total revenues                $107,394      $39,077    $146,471

Income Available for Common Stock      $ 12,710      $ 5,587    $ 18,297


NOTE 4 - NEW ACCOUNTING STANDARDS

DERIVATIVE AND HEDGING ACCOUNTING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Company's 10-K Report. In March 2000, the Financial Accounting Standards Board (FASB) issued an exposure draft proposing to amend FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Amendment provisions potentially affecting the Company relate to the normal purchases and sales exception and interest rate risk. The Company believes that, in its final form, Statement 133 will not have a material impact on its financial position or results of operations upon implementation.

         PLANT DECOMMISSIONING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of the Company's 10-K Report. In February 2000, the FASB issued an exposure draft proposing to amend the initial FASB exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." The title of the February 17, 2000 exposure draft is "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," and the FASB is proposing that the statement be effective for financial statements for fiscal years beginning after June 15, 2001. The Company can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - Commitments and Contingencies, to the Consolidated Financial Statements included in the Company's 10-K Report. Except for what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 2000, and all documents previously filed with the Securities and Exchange Commission in 2000, there have been no material changes in the subject matters discussed in said
Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

         For the three months ended March 31, 2000, cash expenditures related to the construction program of the Company amounted to $14.4 million. Construction expenditures during the quarter ended March 31, 2000, were primarily for normal extensions and improvements of the Company's electric and natural gas systems. The cash requirements for such expenditures were funded from internal sources.

         Central Hudson has $50 million of committed short-term credit facilities available, and has also entered into a revolving credit agreement with several commercial banks. Authorization from the PSC limits the short-term borrowing amount Central Hudson may have outstanding, at any time, to $52 million in the aggregate.

         At March 31, 2000, the Company had $7.5 million of short-term debt outstanding. Investments in short-term securities, including cash and cash equivalents, were $3.7 million at the end of March 2000.

RESULTS OF OPERATIONS

         The following table reports the variation in the results of operations for the three months ended March 31, 2000 compared to the same period in 1999:

                                                  3 MONTHS ENDED MARCH 31,
                                              ----------------------------------
                                                                       INCREASE
                                                2000         1999     (DECREASE)
                                                ----         ----      --------
                                                   (Thousands of Dollars)

Operating Revenues .....................     $158,980     $146,471     $ 12,509
Operating Expenses .....................      134,448      121,441       13,007
                                             --------     --------     --------
Operating Income .......................       24,532       25,030         (498)
Other Income ...........................        2,246        1,157        1,089
                                             --------     --------     --------
Income before Interest
 Charges ...............................       26,778       26,187          591
Interest Charges .......................        7,880        7,083          797
                                             --------     --------     --------

Net Income .............................       18,898       19,104         (206)
Dividends Declared on Cumulative
 Preferred Stock .......................          807          807           --
                                             --------     --------     --------
Income Available for Common
 Stock .................................     $ 18,091     $ 18,297     $   (206)
                                             ========     ========     ========

OPERATING REVENUES

         Operating revenues increased $12.5 million (9%) for the first quarter of 2000 as compared to the first quarter of 1999. Details of these revenue changes by electric and gas departments are as follows:


                                     INCREASE (DECREASE) FROM PRIOR PERIOD
                                     -------------------------------------
                                                 FIRST QUARTER
                                     -------------------------------------
                                      ELECTRIC                     GAS
                                      --------                     ---
                                            (Thousands of Dollars)

Customer Sales* .................     $ 1,621                     $2,113**
Sales to Other
 Utilities ......................       4,071                       586
Fuel and Gas Cost
 Adjustment .....................       6,073                      (980)
Deferred Revenues ...............        (725)***                  (118)
Miscellaneous ...................        (294)                      162
                                      -------                    ------
                                      $10,746                    $1,763
                                      =======                    ======

  *Includes electricity and gas supplied by others.
 **Both firm and interruptible revenues.
***Includes the deferral and restoration of revenues related to the Company's
   Retail Access Program and earnings in excess of rate of return cap under the Settlement Agreement.

SALES

         The Company's sales vary seasonally in response to weather conditions. Generally electric sales peak in the summer and gas sales peak in the winter.

         Total Kilowatt-hour sales of electricity within the Company's service territory increased 3% and firm sales of natural gas increased 4% in the first quarter of 2000 as compared to the first quarter of 1999. Changes in sales from last year by major customer classifications including energy supplied by others are set forth below.

                                     INCREASE (DECREASE) FROM PRIOR PERIOD
                                     -------------------------------------
                                                 FIRST QUARTER
                                     -------------------------------------
                                      ELECTRIC                     GAS
                                      --------                     ---

Residential ....................         3 %                        5 %
Commercial .....................         4                          6
Industrial .....................         4                          5
Interruptible ..................        N/A                       (23)

         Billing heating degree days were 2% higher for the three months ended March 31, 2000 when compared to the same period in 1999, but were 3% below normal.

         Interruptible gas sales decreased 23% in the first quarter of 2000 due largely to a reduction in gas sales for electric generation.

OPERATING EXPENSES

         The following table reports the variation in the operating expenses for the three months ended March 31, 2000 compared to the same period in the prior year:

                                     INCREASE (DECREASE) FROM PRIOR PERIOD
                                     -------------------------------------
                                                 FIRST QUARTER
                                     -------------------------------------
                                       AMOUNT                    PERCENT
                                       ------                    -------
                                            (Thousands of Dollars)

Operating Expenses
 Fuel and Purchased
  Electricity .....................   $12,659                       42 %
Purchased Natural
 Gas ..............................       824                        4
Other Expenses of
 Operation ........................     1,917                        8
Maintenance .......................       363                        5
Depreciation and
 Amortization .....................       307                        3
Taxes, Other than Income
 Tax ..............................      (862)                      (5)
Federal Income tax ................    (2,201)                     (19)
                                      -------                      ---
      Total .......................   $13,007                       11 %
                                      =======                      ===

         The cost of fuel and purchased electricity increased $12.7 million (42%) for the first quarter ended March 31, 2000 resulting from an increase in electric sales combined with a higher average price of fuel used in electric generation.

DIVIDENDS TO CH ENERGY GROUP

         Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Company's 10-K Report, for a discussion of the Company's dividend payments. On April 18, 2000 the Board of Directors of the Company declared a dividend of $9.2 million, payable May 1, 2000 to CH Energy Group, Inc., its sole shareholder.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Reference is made to Part II, Item 7A of the Company's 10-K Report for a discussion of market risk. During the first quarter of 2000, the exposure continues to not be material to the Company's financial position or results of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         (a) ASBESTOS LITIGATION. For a discussion of lawsuits against the Company involving asbestos, see Note 9 - Commitments and Contingencies, under the caption "Asbestos Litigation," in Part II, Item 8 of the Company's 10-K Report.

         As of April 30, 2000, 127 new cases involving asbestos have been brought against the Company of the type described under such caption and subject to the insurance coverage described under such caption (which insurance does not extend to punitive damages). As of that date, of the 2,099 cases brought against the Company, 1,154 remain pending. Of the 945 cases no longer pending against the Company, 817 have been dismissed or discontinued, and the Company has settled 128 cases. The Company is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Company at this time, including the Company's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Company believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

         (b) ENVIRONMENTAL LITIGATION. For a discussion of the citizen suit commenced in 1999 against the Company under ss.11 of the Endangered Species Act, 16 U.S.C. ss.1540 (First Citizen Suit), see the caption "Environmental Litigation - Roseton and Danskammer Plants," in Item 3 of the Company's 10-K Report.

         Riverkeeper, Inc., (the same plaintiff as in the First Citizen Suit) commenced a citizen suit, on March 28, 2000, in the United States District Court for the Southern District of New York (00 Civ 2346), against the Company under ss.11 of said Endangered Species Act seeking injunctive relief from the Company's alleged unpermitted takings of the endangered shortnose sturgeon through the Company's Roseton and Danskammer Plants on the Hudson River (Second Citizen Suit).

         The Complaint in the Second Citizen Suit makes substantially the same allegations as in the Complaint in the First Citizen Suit based on a purported notice letter sent to the Company in January 2000. The Company believes that the Second Citizen Suit was commenced to correct defects in the notice relied upon by plaintiffs in the First Citizen Suit.

         Although the Company believes that it has not violated such Act, if the court were to grant the relief requested by plaintiffs in either of such Suits, the Company could be required temporarily to cease operations of the Roseton and Danskammer Plants. If the Company were required to cease such operations for a substantial period of time, it could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

         Annual Meeting of Shareholder. The Company's Annual Shareholder Meeting was held on April 18, 2000. The following matters were voted upon at such meeting:

         ELECTION OF DIRECTORS. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The sole shareholder of the Company, CH Energy Group, Inc., voted all of its shares of Common Stock for the nominees. Such directors are Paul J. Ganci, Carl E. Meyer, Arthur R. Upright and Steven V. Lant.

Item 5.  Other Information

         (a) APPOINTMENT OF OFFICERS. Immediately following the Company's Annual Meeting of Shareholders, the Company's Board of Directors made the following appointments: Paul J. Ganci as Chairman of the Board and Chief Executive Officer; Carl E. Meyer, President and Chief Operating Officer; Arthur R. Upright, Senior Vice President - Regulatory Affairs, Financial Planning and Accounting; Allan R. Page, Vice President Transition; Steven V. Lant, Chief Financial Officer and Treasurer; Ronald P. Brand, Senior Vice President - Special Projects; Joseph J. DeVirgilio, Senior Vice President - Corporate Services and Administration; James P. Lovette, Vice President - Fossil Production; Donna S. Doyle, Vice President - Accounting and Controller; Charles
A. Freni, Assistant Vice President - Engineering and Environmental Affairs; John
C. Checklick, Assistant Vice President Customer Services and Marketing; Gladys
L. Cooper, Corporate Secretary and Assistant Vice President Governmental Relations; Denise D. VanBuren, Assistant Vice President - Corporate Communications; Christopher M. Capone, Assistant Treasurer - Investor Relations, and John E. Gould, Assistant Secretary.

         (b) NINE MILE 2 PLANT. Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General," to the Consolidated Financial Statements included in the Company's 10-K Report for a discussion of the July 1999 petitions of Niagara Mohawk Power Corporation (Niagara Mohawk), New York State Electric & Gas Corporation (NYSEG) and AmerGen Energy Company, LLC (AmerGen) to the PSC under
Section 70 of the Public Service Law seeking the PSC's consent for the transfer of Niagara Mohawk's and NYSEG's respective interests in Unit 1 and Unit 2 of the Nine Mile Point nuclear generation facilities to AmerGen. By Order, issued and effective April 25, 2000, the PSC authorized the withdrawal of such petitions principally on the basis that a disposition of these facilities would best be accomplished through a competitive bidding process.

         The PSC in such Order observed that participation in such a competitive bidding process would constitute appropriate mitigation of stranded costs related to the Nine Mile 2 Plant and that determination of stranded cost recovery would be made for each cotenant owner of the Nine Mile 2 Plant pursuant to settlement agreements or rate case orders applicable to each such cotenant.

         Reference is also made to Note 3 - Nine Mile 2 Plant under the caption "General," for a discussion of the Nuclear Regulatory Commission (NRC) Plant Performance Review (PPR) issued September 30, 1999 in which the NRC stated it would increase scrutiny of the operation of the Nine Mile Plants (Units 1 and 2) over the next six months. On March 31, 2000, the NRC issued a letter to Niagara Mohawk indicating completion of a PPR on February 24, 2000 covering the period January 16, 1999 through January 31, 2000. The letter states that although some performance issues were noted, the NRC observed that the Nine Mile Plants continued to operate in a safe manner. Improvement was noted in reactor safety performance, however, some performance problems continue to occur in the areas of human performance, equipment reliability and material condition, and the corrective action program. No significant performance issues were identified in the radiation safety or safeguards strategic performance areas. The NRC plans to continue inspections for the period April 2000 through March 2001.

Item 6.  Exhibits and Reports of Form 8-K

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

 Exhibit No.
Regulation S-K
  Item 601

 Designation         Exhibit Description
 -----------         -------------------
(12)    --           Statement Showing Computation of the Ratio of Earnings to
                     Fixed Charges and the Ratio of Earnings to Combined Fixed
                     Charges and Preferred Stock Dividends.

(27)    --           Financial Data Schedule, pursuant to Item 601(c) of
                     Regulation S-K.

         (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed the following Current Report on Form 8-K:

                  (i) A Report, dated February 1, 2000, which described the issuance and sale, on January 31, 2000, of a tranche of Notes, in the aggregate principal amount of $7.5 million, under the Company's medium-term note program.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                   (Registrant)

                                    By:          /s/ Arthur R. Upright
                                       -------------------------------------
                                                    Arthur R. Upright
                                                  Senior Vice President -
                                         Regulatory Affairs, Financial Planning
                                                      and Accounting

Dated:  May 12, 2000

                                                   EXHIBIT INDEX

Exhibit No.
Regulation S-K
  Item 601
 Designation          Exhibit Description
-------------         -------------------
(12)    --            Statement Showing Computation of the Ratio of Earnings to
                      Fixed Charges and the Ratio of Earnings to Combined Fixed
                      Charges and Preferred Stock Dividends.

(27)    --            Financial Data Schedule, pursuant to Item 601(c) of
                      Regulation S-K.