Form 10-Q
period 2000-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2000-08-11
CIK 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................to..............................
Commission file number...................................................1-3268

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

Registrant's telephone number, including area code (845) 452-2000
                                                   --------------

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

         Common stock, par value $5.00 per share; and the number of shares outstanding of Registrant's common stock, as of June 30, 2000, was 16,862,087. All shares are owned by CH Energy Group, Inc.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

     PART I - FINANCIAL INFORMATION                                        PAGE
     ------------------------------                                        ----
     Item 1 - Consolidated Financial Statements                              1

              Consolidated Statement of Income -
               Three Months Ended June 30, 2000 and 1999                     1

              Consolidated Statement of Income -
                Six Months Ended June 30, 2000 and 1999                      2

              Consolidated Balance Sheet - June 30, 2000
               and December 31, 1999                                         3

              Consolidated Statement of Cash Flows -
               Six Months Ended June 30, 2000 and 1999                       5

              Notes to Consolidated Financial Statements                     6

     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                   11

     Item 3 - Quantitative and Qualitative Disclosure
               about Market Risk                                            16

          PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                             16

     Item 5 - Other Information                                             17

     Item 6 - Exhibits and Reports on Form 8-K                              18

     Signatures                                                             19

     Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)

                                                            For the 3 Months
                                                              Ended June 30,
                                                         2000            1999
                                                       -------         -------
                                                        (Thousands of Dollars)
Operating Revenues

  Electric ..........................................  $107,324       $91,200
  Gas ...............................................    20,581        18,507
                                                       --------       -------
    Total - own territory ...........................   127,905       109,707
  Electric Sales to other utilities .................    16,860         7,317
  Gas Sales to other utilities ......................     1,373            11
                                                       --------       -------
                                                        146,138       117,035
                                                       --------       -------
Operating Expenses
  Operation:
    Fuel used in electric generation ................    20,682        18,797
    Purchased electricity ...........................    30,340        11,570
    Purchased natural gas ...........................    11,141         8,026
    Other expenses of operation .....................    28,180        23,299
  Maintenance .......................................     9,434         8,414
  Depreciation and amortization .....................    11,991        11,700
  Taxes, other than income tax ......................    15,066        15,346
  Federal income tax ................................     4,911         5,444
                                                       --------       -------
                                                        131,745       102,596
                                                       --------       -------

Operating Income ....................................    14,393        14,439
                                                       --------       -------

Other Income and Deductions
  Allowance for equity funds used
    during construction .............................        --            50
  Federal income tax ................................      (120)          (21)
  Other - net .......................................     2,741         1,924
                                                       --------       -------
                                                          2,621         1,953
                                                       --------       -------

Income before Interest Charges ......................    17,014        16,392
                                                       --------       -------

Interest Charges
  Interest on mortgage bonds ........................     2,997         3,206
  Interest on other long-term debt ..................     2,974         2,541
  Other interest ....................................     1,655         1,264
  Allowance for borrowed funds used
    during construction .............................      (172)          (56)
                                                       --------       -------
                                                          7,454         6,955
                                                       --------       -------

Net Income ..........................................     9,560         9,437

Dividends Declared on Cumulative Preferred Stock ....       807           807
                                                       --------       -------

Income Available for Common Stock ...................    $8,753        $8,630
                                                       ========       =======

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)

                                                           For the 6 Months
                                                            Ended June 30,
                                                         2000            1999
                                                       -------------------------
                                                        (Thousands of Dollars)
Operating Revenues

  Electric ........................................    $214,745        $191,945
  Gas .............................................      60,712          57,462
                                                       --------        --------
    Total - own territory .........................     275,457         249,407
  Electric Sales to other utilities ...............      27,579          13,966
  Gas Sales to other utilities ....................       2,081             133
                                                       --------        --------
                                                        305,117         263,506
                                                       --------        --------
Operating Expenses
  Operation:
    Fuel used in electric generation ..............      40,008          40,786
    Purchased electricity .........................      53,455          19,364
    Purchased natural gas .........................      33,950          30,011
    Other expenses of operation ...................      53,436          46,637
  Maintenance .....................................      16,433          15,050
  Depreciation and amortization ...................      23,998          23,400
  Taxes, other than income tax ....................      30,918          32,060
  Federal income tax ..............................      13,995          16,729
                                                       --------        --------
                                                        266,193         224,037
                                                       --------        --------

Operating Income ..................................      38,924          39,469
                                                       --------        --------

Other Income and Deductions
  Allowance for equity funds used
    during construction ...........................          --             112
  Federal income tax ..............................        (147)            101
  Other - net .....................................       5,016           2,898
                                                       --------        --------
                                                          4,869           3,111
                                                       --------        --------

Income before Interest Charges ....................      43,793          42,580
                                                       --------        --------

Interest Charges

  Interest on mortgage bonds ......................       6,202           6,646
  Interest on other long-term debt ................       5,677           4,918
  Other interest ..................................       3,781           2,598
  Allowance for borrowed funds used
    during construction ...........................        (325)           (123)
                                                       --------        --------
                                                         15,335          14,039
                                                       --------        --------

Net Income ........................................      28,458          28,541


Dividends Declared on Cumulative
  Preferred Stock .................................       1,615           1,615
                                                       --------        --------

Income Available for Common Stock .................     $26,843         $26,926
                                                       ========        ========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                         June 30,   December 31,
                                                           2000         1999
                ASSETS                                  (Unaudited)   (Audited)
                                                        ----------    ----------
                                                         (Thousands of Dollars)

Utility Plant

  Electric .........................................    $1,254,644    $1,250,456
  Gas ..............................................       167,891       164,767
  Common ...........................................        97,413       100,659
  Nuclear fuel .....................................        46,692        42,847
                                                        ----------    ----------
                                                         1,566,640     1,558,729

  Less: Accumulated depreciation ...................       652,378       638,910
        Nuclear fuel amortization ..................        39,411        38,354
                                                        ----------    ----------
                                                           874,851       881,465

  Construction work in progress ....................        48,758        39,951
                                                        ----------    ----------
    Net Utility Plant ..............................       923,609       921,416
                                                        ----------    ----------

Other Property and Plant ...........................           974           975
                                                        ----------    ----------

Investments and Other Assets

  Prefunded Pension Costs ..........................        54,714        46,038
  Other ............................................        18,891        17,611
                                                        ----------    ----------
    Total Investments and Other Assets .............        73,605        63,649
                                                        ----------    ----------


Current Assets

  Cash and cash equivalents ........................         4,990        11,756
  Accounts receivable from customers-net of
    allowance for doubtful accounts ................        60,778        46,483
  Accrued unbilled utility revenues ................         9,709        16,327
  Other receivables ................................         2,444         4,123
  Fuel, materials and supplies, at average cost ....        25,300        30,285
  Special deposits and prepayments .................        11,292        14,574
                                                        ----------    ----------
    Total Current Assets ...........................       114,513       123,548
                                                        ----------    ----------

Deferred Charges

  Regulatory assets ................................       134,761       137,487
  Unamortized debt expense .........................         5,085         5,016
  Other ............................................         8,904         7,299
                                                        ----------    ----------
    Total Deferred Charges .........................       148,750       149,802
                                                        ----------    ----------


        TOTAL ASSETS ...............................    $1,261,451    $1,259,390
                                                        ==========    ==========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                        June 30,    December 31,
                                                          2000          1999
            CAPITALIZATION AND LIABILITIES             (Unaudited)    (Audited)
                                                       ----------    ----------
                                                        (Thousands of Dollars)

Capitalization
  Common Stock Equity:
    Common stock, 30,000,000 shares authorized;
      shares issued ($5 par value):
        2000 - 16,862,087
        1999 - 16,862,087 .........................       $84,311       $84,311
  Paid-in capital .................................       273,238       273,238
  Retained earnings ...............................       110,424        69,281
  Capital stock expense ...........................        (5,902)       (5,939)
                                                       ----------    ----------
      Total Common Stock Equity ...................       462,071       420,891
                                                       ----------    ----------

  Cumulative Preferred Stock

    Not subject to mandatory redemption ...........        21,030        21,030
    Subject to mandatory redemption ...............        35,000        35,000
                                                       ----------    ----------
      Total Cumulative Preferred Stock ............        56,030        56,030
                                                       ----------    ----------

  Long-term Debt ..................................       335,355       335,451
                                                       ----------    ----------
      Total Capitalization ........................       853,456       812,372
                                                       ----------    ----------

Current Liabilities

  Current maturities of long-term debt ............        47,610        35,100
  Notes payable ...................................         4,500        50,000
  Accounts payable ................................        29,430        26,825
  Dividends payable ...............................           808         7,808
  Accrued vacation ................................         4,472         4,344
  Customer deposits ...............................         4,416         4,471
  Other ...........................................         6,381         7,545
                                                       ----------    ----------
      Total Current Liabilities ...................        97,617       136,093
                                                       ----------    ----------

Deferred Credits and Other Liabilities

  Regulatory liabilities ..........................        89,613        87,039
  Operating reserves ..............................         2,635         6,294
  Other ...........................................        20,505        18,351
                                                       ----------    ----------
      Total Deferred Credits and
        Other Liabilities .........................       112,753       111,684
                                                       ----------    ----------

Accumulated Deferred Income Tax ...................       197,625       199,241
                                                       ----------    ----------


          TOTAL CAPITALIZATION AND LIABILITIES ....    $1,261,451    $1,259,390
                                                       ==========    ==========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                         For the 6 Months Ended
                                                                June 30,
                                                            2000        1999
                                                          --------    --------
Operating Activities:                                    (Thousands of Dollars)

  Net Income ...........................................   $28,458     $28,541

    Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation, amortization & nuclear
          fuel amortization ............................    25,785      25,503
        Deferred income taxes, net .....................     2,767       3,624
        Allowance for equity funds used
          during construction ..........................        --        (112)
        Nine Mile 2 Plant deferred finance
          charges, net .................................    (2,428)     (2,428)
        Provision for uncollectibles ...................     1,250       1,200
        Net accrued/deferred pension costs .............    (7,040)     (5,763)
        Deferred gas costs .............................     2,314       6,019
        Deferred gas refunds ...........................       (87)        (82)
        Other, net .....................................    (4,683)       (554)

      Changes in current assets and liabilities, net:

        Accounts receivable and unbilled revenues ......    (7,247)     (1,653)
        Fuel, materials and supplies ...................     4,985      (2,795)
        Special deposits and prepayments ...............     3,282      19,978
        Accounts payable ...............................     2,505       4,026
        Accrued taxes and interest .....................       100      (2,671)
        Other current liabilities ......................    (1,092)     (2,484)
                                                          --------    --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES ..........    48,869      70,349
                                                          --------    --------

INVESTING ACTIVITIES:

    Additions to plant .................................   (27,172)    (20,512)
    Allowance for equity funds used
      during construction ..............................        --         112
                                                          --------    --------
      Net additions to plant ...........................   (27,172)    (20,400)
    Net return of equity from affiliate ................    23,500          --
    Subsidiaries fixed asset additions .................        --      (5,888)
    Nine Mile 2 Plant decommissioning trust fund .......      (434)       (434)
    Other, net .........................................      (307)       (563)
                                                          --------    --------

    NET CASH USED IN INVESTING ACTIVITIES ..............    (4,413)    (27,285)
                                                          --------    --------

FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt ...........    47,500      27,029
    Net borrowings (repayments) of short-term debt .....   (45,500)    (17,250)
    Retirement and redemption of long-term debt ........   (35,100)    (37,607)
    Dividends paid on cumulative preferred
      and common stock .................................   (17,815)    (19,826)
    Issuance and Redemption Costs ......................      (307)       (639)
                                                          --------    --------

    NET CASH USED IN FINANCING ACTIVITIES ..............   (51,222)    (48,293)
                                                          --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................    (6,766)     (5,229)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ..........    11,756      10,499
                                                          --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..............    $4,990      $5,270
                                                          ========    ========


Supplemental Disclosure of Cash Flow Information

    Interest paid (net of amounts capitalized) .........   $12,093     $11,740

    Federal income tax paid ............................   $12,000     $16,800

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The accompanying Consolidated Financial Statements of Central Hudson Gas & Electric Corporation (herein Central Hudson) are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the notes thereto) included in Central Hudson's Annual Report, on Form 10-K, as amended by Amendment No. 1, on Form 10K-A, for the year ended December 31, 1999, (Central Hudson's 10-K Report).

     Due to the seasonal nature of Central Hudson's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

     Reference is made to the caption "Impact of Settlement Agreement on Accounting Policies," hereinafter the (Settlement Agreement), of Note 2 - Regulatory Matters, to the Consolidated Financial Statements of Central Hudson's 10-K Report.

     At June 30, 2000, net regulatory assets associated with Central Hudson's fossil-fueled generating assets were not material.

REGULATORY FILING

     Reference is made to the caption "Impact of Settlement Agreement on Accounting Policies," of Note 2 - Regulatory Matters, to the Consolidated Financial Statements of Central Hudson's 10-K Report.

     On August 1, 2000 Central Hudson filed with the Public Service Commission of the State of New York (PSC) a Competitive Transition Filing (Filing) to succeed the Settlement Agreement of 1998 reached with the PSC. The Filing addresses Central Hudson's transition from a vertically-integrated utility to a transmission and distribution utility and will restructure delivery prices. Central Hudson also proposes to invest some portion of the premium received from the sale of its interests in the Roseton Electric Generating Plant (Roseton Plant) and the Danskammer Point Electric Steam Generating Station (Danskammer Plant) to accelerate the rebuilding of portions of the electric delivery network to provide customers with even greater levels of reliability than achieved to date. The Filing also addresses the unbundling of gas prices into delivery and natural gas components. New electric and gas delivery prices would go into effect on June 30, 2001 at the expiration of the Settlement Agreement.

HOLDING COMPANY RESTRUCTURING

     As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in Central Hudson's 10-K Report, Central Hudson received approval from its shareholders and regulators to form a holding company, which restructuring occurred on December 15, 1999. At that time, Central Hudson became the wholly-owned affiliate of CH Energy Group, Inc. (Energy Group). As of June 30, 2000, $28.0 million of the $100 million authorized by the PSC under the Settlement Agreement has been transferred from Central Hudson to its competitive business affiliate. By Order issued and effective March 7, 2000, the PSC amended the Settlement Agreement with respect to an extension of the time by which Central Hudson can transfer up to $100 million, through its holding company parent corporation, Energy Group, to its competitive business affiliate.

NEW YORK STATE INDEPENDENT SYSTEM OPERATOR (NY ISO)

     As reported under the caption "Independent System Operator" in Note 2 to the Consolidated Financial Statements included in Central Hudson's 10-K Report, the newly-established NY ISO, successor to the New York Power Pool, began operations in November 1999. The combination of a tight market for generating capacity in New York State and increasing fuel costs has caused prices for electricity on the wholesale market to increase. Neighboring utilities have projected price increases to their customers of 20% or more during the summer. Continued ownership of the Danskammer and Roseton Plants through the summer period may help Central Hudson to moderate price increases to its customers. The tight market may not only present an opportunity for Central Hudson to sell excess capacity from its regulated power plants, but also for Energy Group's competitive business subsidiary, CH Resources, Inc., to sell the output of its generating plants on better terms.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by Central Hudson during the fourth quarter of 1998 (see Note 10 to the Consolidated Financial Statements included in Central Hudson's 10-K Report).

     Central Hudson's reportable operating segments are its electric and gas operations. All of the segments currently operate in the northeast region of the United States.

     Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with practices established for regulatory purposes.

Central Hudson Gas & Electric Segment Disclosure - FAS 131


                                                               Quarter Ended                            Six Months Ended
                                                               June 30, 2000                              June 30, 2000
                                                   -------------------------------------       -------------------------------------
                                                   Electric         Gas          Total         Electric         Gas          Total
                                                   --------       -------       --------       --------       -------       --------
Revenues from external
  customers                                        $124,157       $21,443       $145,600       $242,273       $61,865       $304,138
Intersegment revenues                                    27           511            538             51           928            979
                                                   --------       -------       --------       --------       -------       --------

         Total revenues                            $124,184       $21,954       $146,138       $242,324       $62,793       $305,117

Income Available for Common Stock                  $  7,049       $ 1,704       $  8,753       $ 19,214       $ 7,629       $ 26,843

                                                               Quarter Ended                            Six Months Ended
                                                               June 30, 1999                              June 30, 1999
                                                   -------------------------------------       -------------------------------------
                                                   Electric         Gas          Total         Electric         Gas          Total
                                                   --------       -------       --------       --------       -------       --------
Revenues from external
  customers                                        $ 98,500       $18,300       $116,800       $205,873       $57,145       $263,018
Intersegment revenues                                    17           218            235             38           450            488
                                                   --------       -------       --------       --------       -------       --------

         Total revenues                            $ 98,517       $18,518       $117,035       $205,911       $57,595       $263,506

Income Available for Common Stock                  $  6,968       $ 1,662       $  8,630       $ 19,677       $ 7,249       $ 26,926

NOTE 4 - NEW ACCOUNTING STANDARDS

     DERIVATIVE AND HEDGING ACCOUNTING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of Central Hudson's 10-K Report. In June 2000, the Financial Accounting Standards Board
(FASB) issued Statement No. 138 which amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Amendment provisions potentially affecting Central Hudson relate to the normal purchases and sales exception and interest rate risk. The normal purchases and sales exception may now be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument (e.g., fuel, electric and gas purchases) that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Central Hudson believes that the implementation of FASB 133, as amended by FASB 137 (which amended the effective date to fiscal years beginning after June 15, 1999) and FASB 138, will not have a material impact on its financial position or results of operations. The implementation of FASB 133 for Central Hudson is required by January 1, 2001 or sooner.

     PLANT DECOMMISSIONING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of Central Hudson's 10-K Report. On February 17, 2000, the FASB issued an exposure draft proposing to amend the initial FASB exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." The February 17, 2000 exposure draft, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," is proposed to be effective for financial statements for fiscal years beginning after June 15, 2001. In the third quarter of 2000, FASB will begin redeliberations of certain issues raised in the comment letters received to date and a Final Statement is expected to be issued in the first quarter of 2001. Central Hudson can make no prediction at this time as to the ultimate form of this proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of Central Hudson.

     Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of Central Hudson's 10-K Report. On June 30, 2000, FASB issued a proposed statement entitled "Accounting for the Impairment or Disposal of Long-Lived Assets and for Obligations Associated with

Disposal Activities." The proposed statement would establish accounting standards for the impairment of long-lived assets to be held and used and for the long-lived assets to be disposed of, including segments of a business previously covered by Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Comments are due back to FASB by October 13, 2000 which proposes the statement be effective for financial statements for fiscal years beginning after December 15, 2001. Central Hudson can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of Central Hudson.

NOTE 5 - NEW YORK STATE TAX CHANGES

     On May 15, 2000 changes to the New York State tax laws were signed into law, effective January 1, 2000. The tax law repealed the .75 percent tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced it with an income-based tax under Article 9-A. The tax under Section 186-a, on the furnishing of utility services, was restructured and reduced. Preliminary estimates indicate that the new tax law will increase state tax expense $1.4 million in the year 2000 and $.7 million in 2001, with a reduction of $.7 million in 2002, and a cumulative reduction in 2003. The net effect of all these tax changes will be deferred for future rate treatment.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Central Hudson faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - Commitments and Contingencies, to the Consolidated Financial Statements included in Central Hudson's 10-K Report. Except for what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 2000 and all documents previously filed with the Securities and Exchange Commission in 2000, there have been no material changes in the subject matters discussed in said
Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     For the six months ended June 30, 2000, cash expenditures related to the construction program of Central Hudson amounted to $27.2 million. Construction expenditures during the six months ended June 30, 2000, were primarily for normal extensions and improvements of Central Hudson's electric and natural gas systems. The cash requirements for such expenditures were funded from internal sources.

     On June 13, 2000, Central Hudson issued $40 million of unsecured Medium Term Notes, bearing a coupon of 7.32% and maturing on June 13, 2001. The proceeds from the sale of these Notes was used to finance maturing First Mortgage Bonds and for general corporate purposes.

     Central Hudson has $50 million of committed short-term credit facilities available, and has also entered into a revolving credit agreement with several commercial banks. Authorization from the PSC limits the short-term borrowing amount Central Hudson may have outstanding, at any time, to $52 million in the aggregate.

     At June 30, 2000, Central Hudson had $4.5 million of short-term debt outstanding. Investments in short-term securities, including cash and cash equivalents, were $5.0 million at the end of June 2000.

RESULTS OF OPERATIONS

     The following table reports the variation in the results of operations for the three months and six months ended June 30, 2000 compared to the same periods in 1999:

                                                   3 MONTHS ENDED JUNE 30,
                                             ----------------------------------
                                                                        INCREASE
                                               2000         1999      (DECREASE)
                                             --------     --------     --------
                                                   (Thousands of Dollars)

Operating Revenues .......................   $146,138     $117,035     $ 29,103
Operating Expenses .......................    131,745      102,596       29,149
                                             --------     --------     --------
Operating Income .........................     14,393       14,439          (46)
Other Income .............................      2,621        1,953          668
                                             --------     --------     --------
Income before Interest
 Charges .................................     17,014       16,392          622
Interest Charges .........................      7,454        6,955          499
                                             --------     --------     --------

Net Income ...............................      9,560        9,437          123
Dividends Declared on Cumulative
 Preferred Stock .........................        807          807           --
                                             --------     --------     --------
Income Available for Common
 Stock ...................................   $  8,753     $  8,630     $    123
                                             ========     ========     ========

                                                   6 MONTHS ENDED JUNE 30,
                                             ----------------------------------
                                                                        INCREASE
                                               2000         1999      (DECREASE)
                                             --------     --------     --------
                                                   (Thousands of Dollars)

Operating Revenues .......................   $305,117     $263,506     $ 41,611
Operating Expenses .......................    266,193      224,037       42,156
                                             --------     --------     --------
Operating Income .........................     38,924       39,469         (545)
Other Income .............................      4,869        3,111        1,758
                                             --------     --------     --------
Income before Interest
 Charges .................................     43,793       42,580        1,213
Interest Charges .........................     15,335       14,039        1,296
                                             --------     --------     --------

Net Income ...............................     28,458       28,541          (83)
Dividends Declared on Cumulative
 Preferred Stock .........................      1,615        1,615           --
                                             --------     --------     --------
Income Available for Common
 Stock ...................................   $ 26,843     $ 26,926     $    (83)
                                             ========     ========     ========

OPERATING REVENUES

         Operating revenues increased $29.1 million (25%) for the second quarter of 2000 as compared to the second quarter of 1999 and increased $41.6 million (16%) for the six months ended June 30, 2000. Details of these revenue changes by electric and gas departments are as follows:

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                                      SECOND QUARTER
                                                  Electric         Gas
                                                  --------       ------
                                                  (Thousands of Dollars)

Customer Sales* ..........................        $  4,201       $1,971**
Sales to Other
 Utilities ...............................           9,543        1,362
Fuel and Gas Cost
 Adjustment ..............................           6,703           37
Deferred Revenues ........................           5,346***        54
Miscellaneous ............................            (126)          12
                                                  --------       ------
                                                  $ 25,667       $3,436
                                                  ========       ======

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                               SIX MONTHS ENDED JUNE 30, 2000
                                                  Electric         Gas
                                                  --------       ------
                                                  (Thousands of Dollars)

Customer Sales* ..........................        $  5,822       $4,085**
Sales to Other
 Utilities ...............................          13,613        1,948
Fuel and Gas Cost
 Adjustment ..............................          12,776         (943)
Deferred Revenues ........................           4,622***       (64)
Miscellaneous ............................            (420)         172
                                                  --------       ------
                                                  $ 36,413       $5,198
                                                  ========       ======

  * Includes electricity and gas supplied by others.

 ** Both firm and interruptible revenues.

*** Includes the deferral and restoration of revenues related to Central
    Hudson's Retail Access Program and earnings in excess of rate of return cap under the Settlement Agreement.

SALES

     Central Hudson's sales vary seasonally in response to weather conditions. Generally electric sales peak in the summer and gas sales peak in the winter.

     Total kilowatthour sales of electricity within Central Hudson's service territory increased 4% and firm sales of natural gas increased 6% in the second quarter of 2000 as compared to the second quarter of 1999. For the first six months ended June 30, 2000, electric sales increased 4% and gas sales to firm customers increased 5% compared to the same period last year. Changes in sales from last year by major customer classifications, including energy supplied by others, are set forth below.

                                   INCREASE (DECREASE) FROM PRIOR PERIOD
                                 -----------------------------------------
                                                          SIX MONTHS ENDED
                                   SECOND QUARTER           JUNE 30, 2000
                                 ------------------       ----------------
                                 Electric       Gas       Electric     Gas
                                 --------       ---       --------     ---

Residential................          4 %         3%           3%        4%
Commercial.................          5           4            5         6
Industrial.................          3          --            3         3
Interruptible..............         N/A         (4)          N/A      (15)

     Billing heating degree days were 4% lower for the quarter ended June 30, 2000 and flat for the six months ended June 30, 2000 when compared to the same period in 1999, but during the first six months of 2000 were 5% below what is considered normal for this time of year. Cooling degree days were 1% lower for both the quarter and six months ended June 30, 2000 when compared to the same periods in 1999.

     Interruptible gas sales decreased both in the second quarter and the first six months of 2000 due largely to a reduction in gas sales for electric generation.

OPERATING EXPENSES

         The following table reports the variation in the operating expenses for the three and six months ended June 30, 2000 compared to the same periods in the prior year:

                                        INCREASE (DECREASE) FROM PRIOR PERIOD
                                      ------------------------------------------
                                                               SIX MONTHS ENDED
                                        SECOND QUARTER           JUNE 30, 2000
                                      ------------------      ------------------
                                      AMOUNT     PERCENT      AMOUNT     PERCENT
                                      ------     -------      ------     -------
                                                 (Thousands of Dollars)
Operating Expenses
 Fuel and Purchased
  Electricity ..................     $ 20,655       68%      $ 33,313       55%
Purchased Natural
 Gas ...........................        3,115       39          3,939       13
Other Expenses of
 Operation .....................        4,881       21          6,799       15
Maintenance ....................        1,020       12          1,383        9
Depreciation and
 Amortization ..................          291        3            598        3
Taxes, Other than Income
 Tax ...........................         (280)      (2)        (1,142)      (4)
Federal Income tax .............         (533)     (10)        (2,734)     (16)
                                     --------      ---       --------      ---
                  Total ........     $ 29,149       28%      $ 42,156       19%
                                     ========                ========

     The cost of fuel and purchased electricity increased $20.7 million (68%) for the second quarter and $33.3 million (55%) for the first six months and the cost of purchased natural gas increased $3.1 million (39%) for the second quarter and increased $3.9 million (13%) for the six months resulting from an increase in electric and gas sales, including sales for resale, combined with an increase in the price of fuel. Also reflected in other expenses of operation for both periods is an approximate $3.8 million of storm restoration costs related to damage inflicted by the severe storms occurring from mid-May to early June.

DIVIDENDS TO CH ENERGY GROUP

     Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of Central Hudson's 10-K Report, for a discussion of Central Hudson's dividend payments. On July 18, 2000 the Board of Directors of Central Hudson declared a dividend of $9.2 million, payable August 1, 2000 to Energy Group, its sole shareholder.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q and the documents incorporated by reference contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The statements will contain words such as "believes," "expects," "intends," "plans," and other similar words or expressions. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. A number of important factors affecting Central Hudson's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery and certain environmental matters as well as such other factors as set forth in Central Hudson's 10-K Report and all documents subsequently filed with the Securities and Exchange Commission. Central Hudson undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to Part II, Item 7A of Central Hudson's 10-K Report for a discussion of market risk. Central Hudson's balance sheet at June 30, 2000 reflects amounts for the change in the fair value of derivative financial instruments which were used to hedge commodity transactions. The amounts recorded are not material to Central Hudson's financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     (a) ASBESTOS LITIGATION. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 9 - Commitments and Contingencies, under the caption "Asbestos Litigation," in Part II, Item 8 of Central Hudson's 10-K Report.

     As of August 8, 2000, 282 new cases involving asbestos have been brought against Central Hudson of the type described under such caption and subject to the insurance coverage described under such caption (which insurance does not extend to punitive damages). As of that date, of the 2,254 cases brought against Central Hudson, 1,308 remain pending. Of the 946 cases no longer pending against Central Hudson, 818 have been dismissed or discontinued, and Central Hudson has settled 128 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Central Hudson's financial position or results of operations.

Item 5.  Other Information

     (a) NINE MILE 2 PLANT. Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General," to the Consolidated Financial Statements included in Central Hudson's 10-K Report and the Part II Item 5(b) of Central Hudson's Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 2000, for a discussion of the possible sale of the interests of some of the cotenant owners in the Nine Mile 2 Plant.

     On June 1, 2000, Central Hudson issued a press release announcing that its interest in the Nine Mile 2 Plant would be included in an auction of the interests of certain of the other cotenant owners of that Plant, which press release is filed herewith as Exhibit 99(i)8 and incorporated herein by reference.

     (b) ROSETON/DANSKAMMER PLANTS AUCTION. Reference is made to the caption "Competitive Opportunities Proceeding Settlement Agreement" and to the caption "Auction of Fossil Generation Plants" both in Note 2 - Regulatory Matters, to the Consolidated Financial Statements of Central Hudson's 10-K Report for a discussion of the pending auction by Central Hudson of its interests in the Roseton and Danskammer Plants.

     On August 8, 2000, Central Hudson announced in a press release that it, along with Roseton Plant cotenants Consolidated Edison Company of New York, Inc. (Consolidated Edison) and Niagara Mohawk Power Corporation (Niagara Mohawk), have agreed to sell their interests in the Danskammer and Roseton electric generating plants to Dynegy Inc. for $903 million. The plants are located in the town of Newburgh and have a combined capacity of 1700 megawatts. The press release is filed herewith as Exhibit 99(i)9 and incorporated herein by reference.

     (c) ENVIRONMENTAL REGULATION. Reference is made to the caption "Environmental Quality Regulation - Central Hudson - Toxic Substance and Hazardous Wastes" in Item 1 of Central Hudson's 10-K Report for a discussion of the regulations to which Central Hudson is subject with respect to the disposal of industrial, hazardous and toxic wastes.

     By letter, dated June 2, 2000, from the New York State Department of Environmental Conservation (DEC), Division of Environmental Enforcement, Central Hudson was requested to provide information regarding the Orange County Landfill
(Site) located in the Township of Goshen, New York. The Site is listed on the New York State's Inactive Hazardous Waste Disposal site Registry and the DEC is obtaining information about disposal of wastes at the Site.

     The DEC, in its letter, states that its records indicate that Central Hudson or a predecessor entity, did dispose or may have disposed of wastes at the Site, or that Central Hudson transported wastes to the Site for disposal.

     Central Hudson responded to the request for information on June 30, 2000. Documents submitted with that response indicate that at least three (3) shipments of waste may have been disposed of by Central Hudson at the Site, one of construction waste, one of office and commercial waste and one of asbestos rubble.

     (d) ENVIRONMENTAL MATTERS. Reference is made to Note 9 - Commitments and Contingencies under the caption "Environmental Matters," subcaption "Air," to the Consolidated Financial Statements included in Central Hudson's 10-K Report, for a discussion of the investigation by the New York State Attorney General and the DEC of power plants in New York State for possible violations of federal and state air emissions rules on the grounds that major modifications may have been made to the power plants without obtaining requisite pre-construction permits.

     Central Hudson has been informed by the DEC and by the United States Environmental Protection Agency (EPA) that the EPA has assumed responsibility for the investigation with respect to Central Hudson, that the investigation relates to the coal-fired generating units of Central Hudson at the Danskammer Plant, i.e., Unit No. 3 and Unit No. 4, and that documents previously provided to the DEC by Central Hudson in connection with this investigation have been delivered by the DEC to the EPA. By letter dated July 14, 2000, the EPA wrote to Central Hudson requesting additional documents and other information to assist the EPA in its investigation. The request from the EPA seeks documents and information for the period from 1982 to the present. Central Hudson believes that any required permits were obtained.

Item 6.  Exhibits and Reports of Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

 Exhibit No.
Regulation S-K
  Item 601
 Designation               Exhibit Description
 -----------               -------------------

(10) (iii) 28 -- Amendment and Restatement, dated June 23, 2000, of the Central
                 Hudson Executive Deferred Compensation Plan, as amended and renamed the Supplementary Retirement Plan, effective December 15, 1999. (Exhibit 10 (iii) 28)

(10) (iii) 29 -- Amendment and Restatement, dated June 23, 2000, of the Central
                 Hudson Retirement Benefit Restoration Plan. (Exhibit 10 (iii)
                 29)

(12)          -- Statement Showing Computation of the Ratio of Earnings to Fixed
                 Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)          -- Financial Data Schedule, pursuant to Item 601(c) of Regulation
                 S-K.

(99) (i) 8    -- Press release of Central Hudson, issued on June 1, 2000, relating to the proposed auction of Central Hudson's interest in the Nine Mile 2 Plants.

(99) (i) 9    -- Press release of Central Hudson, issued on August 8, 2000, relating to the sale of its interests in the Roseton and Danskammer Plants.

     (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Corporation filed the following Current Report on Form 8-K:

(1) A Report, dated June 14, 2000, which describes the issuance and sale, on June 13, 2000, of a tranche of Notes, in the aggregate principal amount of $40 million, under the Corporation's medium-term note program.

(2) A Report, dated August 8, 2000, which describes that Central Hudson, along with Roseton Plant cotenants, Consolidated Edison and Niagara Mohawk, have agreed to sell their interests in the Danskammer and Roseton Plants to Dynegy Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Central Hudson has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                           CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                  (Registrant)



                           By:          /s/ Donna S. Doyle
                               ------------------------------------------
                                            Donna S. Doyle
                               Vice President - Accounting and Controller

Dated:  August 11, 2000

                                  EXHIBIT INDEX

Exhibit No.
Regulation S-K
  Item 601
 Designation               Exhibit Description
 -----------               -------------------

(10) (iii) 28 -- Amendment and Restatement, dated June 23, 2000, of the Central
                 Hudson Executive Deferred Compensation Plan, as amended and renamed the Supplementary Retirement Plan, effective December 15, 1999. (Exhibit 10 (iii) 28)

(10) (iii) 29 -- Amendment and Restatement, dated June 23, 2000, of the Central
                 Hudson Retirement Benefit Restoration Plan. (Exhibit 10 (iii)
                 29)

(12)          -- Statement Showing Computation of the Ratio of Earnings to Fixed
                 Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(27)          -- Financial Data Schedule, pursuant to Item 601(c) of Regulation
                 S-K.

(99) (i) 8    -- Press release of Central Hudson, issued on June 1, 2000, relating to the proposed auction of Central Hudson's interest in the Nine Mile 2 Plants.

(99) (i) 9    -- Press release of Central Hudson, issued on August 8, 2000, relating to the sale of its interests in the Roseton and Danskammer Plants.