Form 10-Q
period 2000-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2000-11-13
CIK 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to...........................
Commission file number....................................1-3268

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                    14-0555980
----------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK               12601-4879
----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

        Common stock, par value $5.00 per share; and the number of shares outstanding of Registrant's common stock, as of September 30, 2000, was 16,862,087. All shares are owned by CH Energy Group, Inc.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

        PART I - FINANCIAL INFORMATION                               PAGE

Item 1 -  Consolidated Financial Statements                            1

          Consolidated Statement of Income -
           Three Months Ended September 30, 2000
           and 1999                                                    1

          Consolidated Statement of Income -
            Nine Months Ended September 30, 2000
            and 1999                                                   2

          Consolidated Balance Sheet - September 30, 2000
           and December 31, 1999                                       3

          Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 2000
           and 1999                                                    5

          Notes to Consolidated Financial Statements                   6

Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                 12

Item 3 -  Quantitative and Qualitative Disclosure
           about Market Risk                                          17

        PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                           17

Item 5 -  Other Information                                           18

Item 6 -  Exhibits and Reports on Form 8-K                            19

Signatures                                                            20

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                        For the 3 Months Ended September 30,
                                                               2000             1999
                                                             --------         --------
                                                                (Thousands of Dollars)
Operating Revenues
  Electric ...............................................   $ 126,982       $ 113,944
  Gas ....................................................      11,971          12,415
                                                             ---------       ---------
    Total - own territory ................................     138,953         126,359
  Electric Sales to other utilities ......................      13,644           7,921
  Gas Sales to other utilities ...........................       1,769              43
                                                             ---------       ---------
                                                               154,366         134,323
                                                             ---------       ---------
Operating Expenses
  Operation:
    Fuel used in electric generation .....................      24,331          27,935
    Purchased electricity ................................      36,623          13,521
    Purchased natural gas ................................       8,221           7,960
    Other expenses of operation ..........................      25,251          25,338
  Maintenance ............................................       6,625           6,325
  Depreciation and amortization ..........................      11,991          11,699
  Taxes, other than income tax ...........................      14,505          16,294
  Federal income tax .....................................       7,875           7,151
                                                             ---------       ---------
                                                               135,422         116,223
                                                             ---------       ---------

Operating Income .........................................      18,944          18,100
                                                             ---------       ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ....          --              41
  Federal income tax .....................................         (69)           (260)
  Other - net ............................................       2,544           3,893
                                                             ---------       ---------
                                                                 2,475           3,674
                                                             ---------       ---------

Income before Interest Charges ...........................      21,419          21,774
                                                             ---------       ---------

Interest Charges
  Interest on mortgage bonds .............................       2,570           3,205
  Interest on other long-term debt .......................       3,591           3,392
  Other interest .........................................       1,665           1,350
  Allowance for borrowed funds used during construction ..        (202)            (44)
                                                             ---------       ---------
                                                                 7,624           7,903
                                                             ---------       ---------

Net Income ...............................................      13,795          13,871

Dividends Declared on Cumulative Preferred Stock .........         807             807
                                                             ---------       ---------

Income Available for Common Stock ........................   $  12,988       $  13,064
                                                             =========       =========



                             See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                        For the 9 Months Ended September 30,
                                                                2000            1999
                                                             --------         --------
                                                                (Thousands of Dollars)
Operating Revenues
  Electric ................................................. $ 341,727       $ 305,889
  Gas ......................................................    72,683          69,877
                                                             ---------       ---------
    Total - own territory ..................................   414,410         375,766
  Electric Sales to other utilities ........................    41,222          21,887
  Gas Sales to other utilities .............................     3,850             176
                                                             ---------       ---------
                                                               459,482         397,829
                                                             ---------       ---------
Operating Expenses
  Operation:
    Fuel used in electric generation .......................    64,339          68,720
    Purchased electricity ..................................    90,078          32,885
    Purchased natural gas ..................................    42,171          37,971
    Other expenses of operation ............................    78,685          71,975
  Maintenance ..............................................    23,058          21,375
  Depreciation and amortization ............................    35,989          35,100
  Taxes, other than income tax .............................    45,424          48,353
  Federal income tax .......................................    21,870          23,880
                                                             ---------       ---------
                                                               401,614         340,259
                                                             ---------       ---------

Operating Income ...........................................    57,868          57,570
                                                             ---------       ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ......        --             152
  Federal income tax .......................................      (216)           (159)
  Other - net ..............................................     7,560           6,790
                                                             ---------       ---------
                                                                 7,344           6,783
                                                             ---------       ---------

Income before Interest Charges .............................    65,212          64,353
                                                             ---------       ---------

Interest Charges
  Interest on mortgage bonds ...............................     8,772           9,852
  Interest on other long-term debt .........................     9,267           8,309
  Other interest ...........................................     5,447           3,947
  Allowance for borrowed funds used during construction ....      (527)           (167)
                                                             ---------       ---------
                                                                22,959          21,941
                                                             ---------       ---------

Net Income .................................................    42,253          42,412

Dividends Declared on Cumulative Preferred Stock ...........     2,422           2,422
                                                             ---------       ---------

Income Available for Common Stock ..........................    39,831          39,990
                                                             =========       =========

                See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                         September 30,   December 31,
                                                              2000           1999
                            ASSETS                        (Unaudited)      (Audited)
                                                          -----------      ---------
                                                            (Thousands of Dollars)

Utility Plant
       Electric .......................................   $1,259,678      $1,250,456
       Gas ............................................      169,345         164,767
       Common .........................................       98,659         100,659
       Nuclear fuel ...................................       46,663          42,847
                                                          ----------      ----------
                                                           1,574,345       1,558,729

       Less:  Accumulated depreciation ................      661,987         638,910
                  Nuclear fuel amortization ...........       40,071          38,354
                                                          ----------      ----------
                                                             872,287         881,465

       Construction work in progress ..................       52,465          39,951
                                                          ----------      ----------
               Net Utility Plant ......................      924,752         921,416
                                                          ----------      ----------

Other Property and Plant ..............................          973             975
                                                          ----------      ----------

Investments and Other Assets
        Prefunded Pension Costs .......................       59,052          46,038
        Other .........................................       19,212          17,611
                                                          ----------      ----------
                Total Investments and Other Assets ....       78,264          63,649
                                                          ----------      ----------

Current Assets
       Cash and cash equivalents ......................        3,998          11,756
       Accounts receivable from customers-net of
             allowance for doubtful accounts ..........       50,763          46,483
       Accrued unbilled utility revenues ..............       10,169          16,327
       Other receivables ..............................        2,582           4,123
       Fuel, materials and supplies, at average cost ..       28,497          30,285
       Special deposits and prepayments ...............       23,457          14,574
                                                          ----------      ----------
                Total Current Assets ..................      119,466         123,548
                                                          ----------      ----------

Deferred Charges
       Regulatory assets ..............................      142,794         137,487
       Unamortized debt expense .......................        4,939           5,016
       Other ..........................................        5,458           7,299
                                                          ----------      ----------
                Total Deferred Charges ................      153,191         149,802
                                                          ----------      ----------

                          TOTAL ASSETS ................   $1,276,646      $1,259,390
                                                          ==========      ==========


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                    September 30,       December 31,
                                                                        2000               1999
                  CAPITALIZATION AND LIABILITIES                     (Unaudited)         (Audited)
                                                                     -----------         ---------
                                                                        (Thousands of Dollars)


Capitalization
        Common Stock Equity:
              Common stock, 30,000,000 shares authorized; shares
               issued ($5 par value):
                 2000 - 16,862,087
                 1999 - 16,862,087 .............................      $    84,311       $    84,311
        Paid-in capital ........................................          273,238           273,238
        Retained earnings ......................................          114,211            69,281
        Capital stock expense ..................................           (5,883)           (5,939)
                                                                      -----------       -----------
                Total Common Stock Equity ......................          465,877           420,891
                                                                      -----------       -----------

        Cumulative Preferred Stock

             Not subject to mandatory redemption ...............           21,030            21,030
             Subject to mandatory redemption ...................           35,000            35,000
                                                                      -----------       -----------
                Total Cumulative Preferred Stock ...............           56,030            56,030
                                                                      -----------       -----------

        Long-term Debt .........................................          320,362           335,451
                                                                      -----------       -----------
                Total Capitalization ...........................          842,269           812,372
                                                                      -----------       -----------

Current Liabilities
        Current maturities of long-term debt ...................           62,610            35,100
        Notes payable ..........................................            5,000            50,000
        Accounts payable .......................................           31,806            28,026
        Accrued interest .......................................            7,464             4,405
        Dividends payable ......................................              807             7,808
        Accrued vacation .......................................            4,472             4,344
        Customer deposits ......................................            4,478             4,471
        Other ..................................................            2,636             1,939
                                                                      -----------       -----------
                Total Current Liabilities ......................          119,273           136,093
                                                                      -----------       -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities .................................           99,388            87,039
        Operating reserves .....................................            3,173             6,294
        Other ..................................................           18,696            18,351
                                                                      -----------       -----------
                Total Deferred Credits and Other Liabilities ...          121,257           111,684
                                                                      -----------       -----------

Accumulated Deferred Income Tax ................................          193,847           199,241
                                                                      -----------       -----------

                         TOTAL CAPITALIZATION AND LIABILITIES ..      $ 1,276,646       $ 1,259,390
                                                                      ===========       ===========


                See Notes to Consolidated Financial Statements.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                      For the 9 Months Ended
                                                                           September 30,
                                                                        2000         1999
                                                                      --------     ---------
OPERATING ACTIVITIES:                                                 (Thousands of Dollars)

  Net Income .....................................................    $ 42,253     $  42,412

    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, amortization & nuclear fuel amortization ...      38,770        38,165
        Deferred income taxes, net ...............................       4,457         5,902
        Allowance for equity funds used during construction ......          --          (152)
        Nine Mile 2 Plant deferred finance charges, net ..........      (3,572)       (3,642)
        Provision for uncollectibles .............................       1,725         1,950
        Net accrued/deferred  pension costs ......................     (10,302)       (8,471)
        Deferred gas costs .......................................      (1,338)        3,285
        Deferred gas refunds .....................................         (96)          (95)
        Other, net ...............................................      (2,289)          715

      Changes in current assets and liabilities, net:
         Accounts receivable and unbilled revenues ...............       1,695        (7,086)
         Fuel, materials and supplies ............................       1,787        (2,771)
         Special deposits and prepayments ........................      (8,882)      (96,906)
         Accounts payable ........................................       3,780         9,374
         Accrued taxes and interest ..............................       5,750           (18)
         Other current liabilities ...............................      (1,861)        4,654
                                                                      --------     ---------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........      71,877       (12,684)
                                                                      --------     ---------

INVESTING ACTIVITIES:

    Additions to plant ...........................................     (41,198)      (31,163)
    Allowance for equity funds used during construction ..........          --           152
                                                                      --------     ---------
      Net additions to plant .....................................     (41,198)      (31,011)
    Net return of equity from affiliate ..........................      23,500            --
    Subsidiaries fixed asset additions ...........................          --        (7,290)
    Nine Mile 2 Plant decommissioning trust fund .................        (651)         (651)
    Other, net ...................................................        (551)         (666)
                                                                      --------     ---------

    NET CASH USED IN INVESTING ACTIVITIES ........................     (18,900)      (39,618)
                                                                      --------     ---------

FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt .....................      47,500       177,300
    Net borrowings (repayments) of short-term debt ...............     (45,000)      (13,700)
    Retirement and redemption of long-term debt ..................     (35,100)      (81,877)
    Dividends paid on cumulative preferred and common stock ......     (27,822)      (29,739)
    Issuance and Redemption Costs ................................        (313)       (3,004)

                                                                      --------     ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........     (60,735)       48,980
                                                                      --------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..........................      (7,758)       (3,322)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ....................      11,756        10,499
                                                                      --------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ........................    $  3,998     $   7,177
                                                                      ========     =========


Supplemental Disclosure of Cash Flow Information

    Interest paid (net of amounts capitalized) ...................    $ 15,656     $  14,490

    Federal income tax paid ......................................    $ 17,800     $  22,825

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

NOTE 2 - REGULATORY MATTERS

     Reference is made to the caption "Competitive Opportunities Proceeding," of
Note 2 - Regulatory Matters, to the Consolidated Financial Statements of Central Hudson's 10-K Report and to the Amended and Restated Settlement Agreement, dated January 2, 1998, (Settlement Agreement) as described in said Note 2.

     At September 30, 2000, net regulatory assets associated with Central Hudson's fossil-fueled generating assets were not material.

REGULATORY FILING

     The Settlement Agreement, as approved by the New York State Public Service Commission (PSC) in June 1998, required Central Hudson to divest itself of its fossil-fueled generating plants and to establish rates for electric service based on the cost of delivering electricity to its customers. On August 1, 2000, as reported in Note 2 to the Notes to Consolidated Financial Statements contained in Central Hudson's 10-Q report for the quarterly period ended June 30, 2000, Central Hudson filed a Competitive Transition Filing (Filing) with the PSC to unbundle its rates for electric service to provide for delivery of electricity separately from electricity supply, effective July 1, 2001, and to reflect the contemplated sale of its interests in its fossil-fueled generating plants, the Roseton Electric Generating Station (Roseton Plant) and the Danskammer Point Steam Electric Generating Station (Danskammer Plant).

     On October 6, 2000, Central Hudson made a supplemental filing with the PSC to reflect the then known results of the proposed sale of its fossil-fueled generating plants to Dynegy Power Corp. (Dynegy), which sale is subject to approval by the PSC. Central Hudson's Filing, as supplemented, requests that the portion of its current rates for electric service attributable to the costs of delivering electric service be increased by approximately $7.7 million, or 4.2%. Along with establishing rates for delivery service, the Filing includes proposals to recover the full cost of electric energy purchases made by Central Hudson to supply such energy to its full service customers and to use the net cash proceeds and gains from the sale of its fossil-fueled generating plants to reduce outstanding debt; recover its investment in the Nine Mile Point Unit No. 2 generating station (Nine Mile 2 Plant); accelerate the rebuilding of portions of its electric delivery network to provide customers with greater levels of reliability than achieved to date; offset various regulatory assets; enhance earnings by increasing the PSC's allowed return on equity, specifically removing the current hard cap on such allowed return and by providing incentives to improve reliability and customer service; and to establish a fund for use in providing benefits to its customers as may be directed by the PSC. The Filing also addresses the unbundling of gas prices into delivery and natural gas supply components. The Filing requests that Central Hudson's rates for natural gas delivery to its customers be increased by approximately $2.6 million, or 6.7%, and that the full commodity cost of purchased gas for delivery to customers be recovered through a charge separate from its delivery service rates. New electric and gas delivery prices would go into effect on July 1, 2001 at the expiration of the Settlement Agreement.

HOLDING COMPANY RESTRUCTURING

     As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in Central Hudson's 10-K Report, Central Hudson received approval from its shareholders and regulators to form a holding company, which restructuring occurred on December 15, 1999. At that time, Central Hudson became the wholly-owned affiliate of CH Energy Group, Inc. (Energy Group). By Order issued and effective March 7, 2000, the PSC amended the Settlement Agreement with respect to an extension of the time by which Central Hudson can transfer up to $100 million, through its holding company parent corporation, Energy Group, to one or more of its competitive business affiliates. Transfers can be made until the earlier of (i) receipt of the proceeds by Central Hudson from the auction of the Danskammer and Roseton Plants or (ii) June 30, 2001, the expiration date of the Settlement Agreement. As of September 30, 2000, $28 million of the $100 million authorized by the PSC under the Settlement Agreement has been transferred from Central Hudson to subsidiaries of Central Hudson Energy Services, Inc. (Services), Services being a wholly-owned subsidiary of Energy Group.

NEW YORK STATE INDEPENDENT SYSTEM OPERATOR (NY ISO)

     As reported under the caption "Independent System Operator" in Note 2 to the Consolidated Financial Statements included in Central Hudson's 10-K Report, the newly established NY ISO, successor to the New York Power Pool, began operations in November 1999. The combination of a tight market for generating capacity in New York State and increasing fuel costs has caused prices for electricity on the wholesale market to increase. Continued ownership of the Danskammer and Roseton Plants helped Central Hudson to moderate price increases to its customers this past summer and may continue to do so for the balance of the year. When the proposed sale of these fossil-fueled generating plants to Dynegy (see aforementioned caption Regulatory Filing) is consummated, Central Hudson customers will benefit from a Transition Power Agreement with Dynegy that will enable Central Hudson to purchase varying amounts of electricity from these plants for three to four years and, thereby continue to have the capability to moderate price increases for full-service electric energy supply.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by Central Hudson during the fourth quarter of 1998 (see Note 10 to the Consolidated Financial Statements included in Central Hudson's 10-K Report).

     Central Hudson's reportable operating segments are its electric and gas operations. All of the segments currently operate in New York State.

     Certain additional information regarding these segments is set forth in the following table. In the determination of income available for common stock by segment, general corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with practices established for regulatory purposes.

Central Hudson Gas & Electric Segment Disclosure - FAS 131

                                                   Quarter Ended                           Nine Months Ended
                                                 September 30, 2000                        September 30, 2000
                                       -----------------------------------        ---------------------------------
                                       ELECTRIC         GAS          TOTAL        ELECTRIC        GAS         TOTAL
                                       --------         ---          -----        --------        ---         -----
Revenues from external
  customers .........................  $140,612      $ 13,294       $153,906      $382,884      $75,159      $458,043
Intersegment revenues ...............        14           446            460            65        1,374         1,439
                                       --------      --------       --------      --------      -------      --------

        Total revenues ..............  $140,626      $ 13,740       $154,366      $382,949      $76,533      $459,482

Income Available for Common Stock ...  $ 14,284      $ (1,296)      $ 12,988      $ 33,498      $ 6,333      $ 39,831



                                                    Quarter Ended                          Nine Months Ended
                                                 September 30, 1999                        September 30, 1999
                                      -----------------------------------        ---------------------------------
                                       ELECTRIC         GAS          TOTAL        ELECTRIC        GAS         TOTAL
                                       --------         ---          -----        --------        ---         -----
Revenues from external
  customers .........................  $121,842      $ 12,142       $133,984      $327,715      $69,287      $397,002
Intersegment revenues ...............        23           316            339            61          766           827
                                       --------      --------       --------      --------      -------      --------

        Total revenues ..............  $121,865      $ 12,458       $134,323      $327,776      $70,053      $397,829

Income Available for Common Stock ...  $ 14,844      $ (1,780)      $ 13,064      $ 34,520      $ 5,470      $ 39,990

NOTE 4 - NEW ACCOUNTING STANDARDS

     DERIVATIVE AND HEDGING ACCOUNTING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of Central Hudson's 10-K Report. In June 2000, the Financial Accounting Standards Board
(FASB) issued Statement No. 138 which amends FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities," (FASB 133). Amendment provisions potentially affecting Central Hudson relate to the normal purchases and sales exception from FASB 133 applicability and interest rate risk as it relates to the hedging of same. The normal purchases and sales exception may now be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. Contracts which qualify for the normal purchases and normal sales exception from FASB 133 are those that provide for the purchase or sale of something other than a financial or derivative instrument (e.g., fuel, electric and gas purchases) that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business.

     The implementation of FASB 133 for Central Hudson is required by January 1, 2001 or sooner with the option of earlier implementation. Efforts are underway by Central Hudson to establish procedures to satisfy the extensive accounting, disclosure and documentation requirements specified by the provisions of FASB 133 and it is expected that the necessary actions to implement this Statement will be taken by December 31, 2000 for implementation effective January 1, 2001. Central Hudson, on the basis of a preliminary review of its contracts, is of the opinion that the majority of its contracts will qualify for the normal purchases and sales exception. Central Hudson believes that the implementation of FASB 133, as amended by FASB 137 which amended the effective date to fiscal years beginning after June 15, 1999 and FASB 138, will not have a material impact on its financial position or results of operations. This belief is based on Central Hudson's conservjative risk management policy currently in effect regarding the use of derivative instruments and hedging activities; the present as well as the expected future use of derivatives; and the fact that with respect to its operations, all gains and losses arising from the use of derivatives along with the related fuel or purchased electricity costs, flow through its electric and gas fuel adjustment clauses, further minimizing Central Hudson's exposure to off-balance sheet risk.

     PLANT DECOMMISSIONING: Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of Central Hudson's 10-K Report. On February 17, 2000, the FASB issued an exposure draft proposing to amend the initial FASB exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-lived Assets." The February 17, 2000 exposure draft, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," is proposed to be effective for financial statements for fiscal years beginning after June 15, 2001. In the fourth quarter of 2000, FASB will redeliberate issues raised in the comment letters received to date and a Final Statement is now expected to be issued in the second quarter of 2001. Central Hudson can make no prediction at this time as to the ultimate form of this proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of Central Hudson.

     Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements of Central Hudson's 10-K Report. On June 30, 2000, FASB issued a proposed statement entitled Accounting for the Impairment or Disposal of Long-Lived Assets and for Obligations Associated with Disposal Activities that would supersede Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The proposed statement would establish accounting standards for the impairment of long-lived assets to be held and used and for the long-lived assets to be disposed of, including segments of a business previously covered by Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Comments were due back to FASB by October 13, 2000 which proposes the statement be effective for financial statements for fiscal years beginning after December 15, 2001. Central Hudson can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of Central Hudson.

NOTE 5 - NEW YORK STATE TAX CHANGES

        On May 15, 2000 changes to the New York State Tax Law were signed into law, effective January 1, 2000. These changes repealed the .75 percent tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced both with an income-based tax under Article 9-A of such Law. The tax under Section 186-a of such Law, on the furnishing of utility services, was also restructured and reduced. Preliminary estimates indicate that the new tax law will increase state tax expense to Central Hudson by $1.4 million in the year 2000 and $.7 million in 2001, with a reduction of $.7 million in 2002, and a cumulative reduction in 2003. The net effect of all these tax changes will be deferred for future rate treatment.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Central Hudson faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - Commitments and Contingencies, to the Consolidated Financial Statements included in Central Hudson's 10-K Report. Except for what is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended September 30, 2000 and all documents previously filed with the Securities and Exchange Commission in 2000, there have been no material changes in the subject matters discussed in said
Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     For the nine months ended September 30, 2000, cash expenditures related to the construction program of Central Hudson amounted to $41.2 million. Construction expenditures during the nine months ended September 30, 2000, were primarily for normal extensions and improvements of Central Hudson's electric and natural gas systems. The cash requirements for such expenditures were funded from internal sources.

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

     At September 30, 2000, Central Hudson had $5.0 million of short-term debt outstanding. The balance of cash and cash equivalents was $4.0 million at the end of September 2000.

RESULTS OF OPERATIONS

        The following table reports the variation in the results of operations for the three months and nine months ended September 30, 2000 compared to the same periods in 1999:

                                             3 MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------
                                                                   INCREASE
                                        2000          1999        (DECREASE)
                                        ----          ----        ----------
                                              (Thousands of Dollars)

Operating Revenues .................  $154,366      $134,323      $ 20,043
Operating Expenses .................   135,422       116,223        19,199
                                      --------      --------      --------
Operating Income ...................    18,944        18,100           844
Other Income .......................     2,475         3,674        (1,199)
                                      --------      --------      --------
Income before Interest
 Charges ...........................    21,419        21,774          (355)
Interest Charges ...................     7,624         7,903          (279)
                                      --------      --------      --------

Net Income .........................    13,795        13,871           (76)
Dividends Declared on Cumulative
 Preferred Stock ...................       807           807            --
                                      --------      --------      --------
Income Available for Common
 Stock .............................  $ 12,988      $ 13,064      $    (76)
                                      ========      ========      ========

                                            9 MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------
                                                                   INCREASE
                                         2000         1999        (DECREASE)
                                         ----         ----        ----------
                                              (Thousands of Dollars)

Operating Revenues .................  $459,482      $397,829      $ 61,653
Operating Expenses .................   401,614       340,259        61,355
                                      --------      --------      --------
Operating Income ...................    57,868        57,570           298
Other Income .......................     7,344         6,783           561
                                      --------      --------      --------
Income before Interest
 Charges ...........................    65,212        64,353           859
Interest Charges ...................    22,959        21,941         1,018
                                      --------      --------      --------

Net Income .........................    42,253        42,412          (159)
Dividends Declared on Cumulative
 Preferred Stock ...................     2,422         2,422            --
                                      --------      --------      --------
Income Available for Common
 Stock .............................  $ 39,831      $ 39,990      $   (159)
                                      ========      ========      ========


     As reported under the caption "Regulatory Matters" in Note 2 to the Consolidated Financial Statements of this report, Central Hudson filed a Competitive Transition Filing with the PSC on August 1, 2000 to succeed the Settlement Agreement and a supplemental filing on October 6, 2000 to reflect the results of the auction of the Danskammer Electric Generating Plant and the Roseton Steam Electric Generating Plant to Dynegy, as described in Item 5 to Central Hudson's Form 8-K Current Report, dated

August 8, 2000. As a result of the sale of these generating plants (expected to close in December 2000 or early 2001), the related electric operating revenues, operating expenses and asset and liability balances will be eliminated from Central Hudson's financial results. In addition, as reflected in the Filing supplement, Central Hudson proposes to use a portion of the proceeds from the sale of these plants to write down its investment in the Nine Mile 2 Plant, which would result in a further reduction of its operating revenues, operating expenses, and asset and liability balances related to this plant.

     Central Hudson is unable to estimate the net impact of the foregoing on its financial results because it cannot predict (i) the action the PSC will take on the Filing, as supplemented, (ii) the action the PSC will take on Central Hudson's petition for approval of the sale of its fossil-fueled generating plants to Dynegy, and (iii) the return on investment that may be realized by the redeployment of a part of the proceeds of such sale into new investments.

OPERATING REVENUES

     Operating revenues increased $20.0 million (15%) for the third quarter of 2000 as compared to the third quarter of 1999 and increased $61.7 million (16%) for the nine months ended September 30, 2000. Details of these revenue changes by electric and gas departments are as follows:

                        INCREASE (DECREASE) FROM PRIOR PERIOD
                        -------------------------------------
                                    THIRD QUARTER
                        -------------------------------------
                            Electric           Gas
                            --------           ---
                              (Thousands of Dollars)

Customer Sales* ......     $ (3,162)        $(1,386)**
Sales to Other
 Utilities ...........        5,163           1,726
Fuel and Gas Cost
 Adjustment ..........       11,834           1,143
Deferred Revenues ....        5,046***          217
Miscellaneous ........         (120)           (418)
                           --------         -------
                           $ 18,761         $ 1,282
                           ========         =======

                      INCREASE (DECREASE) FROM PRIOR PERIOD
                      --------------------------------------
                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                      --------------------------------------
                            Electric             Gas
                            --------             ---
                               (Thousands of Dollars)

Customer Sales* ......     $  2,660           $ 2,699**
Sales to Other
 Utilities ...........       18,775             3,675
Fuel and Gas Cost
 Adjustment ..........       24,610               200
Deferred Revenues ....        9,668***            153
Miscellaneous ........         (541)             (246)
                           --------           -------
                           $ 55,172           $ 6,481
                           ========           =======

  *Includes electricity and gas supplied by others.
 **Both firm and interruptible revenues.
***Includes the deferral and restoration of revenues related to Central Hudson's Retail Access Program and earnings in excess of rate of return cap under the Settlement Agreement.

SALES

     Central Hudson's sales vary seasonally in response to weather conditions. Generally electric sales peak in the summer and gas sales peak in the winter.

     Total kilowatthour sales of electricity within Central Hudson's service territory decreased 5% and firm sales of natural gas increased 13% in the third quarter of 2000 as compared to the third quarter of 1999. For the first nine months ended September 30, 2000, electric sales increased 1% and gas sales to firm customers increased 6% compared to the same period last year. Changes in sales from last year by major customer classifications, including energy supplied by others, are set forth below.

                              INCREASE (DECREASE) FROM PRIOR PERIOD
                              -------------------------------------
                                                    NINE MONTHS ENDED
                               THIRD QUARTER        SEPTEMBER 30, 2000
                              ----------------      ------------------
                              Electric     Gas      Electric      Gas
                              --------     ---      --------      ---

Residential................     (9)%       15%         (1)%        5%
Commercial.................     (3)        12           2          6
Industrial.................     (1)        (1)          2          2
Interruptible..............     N/A       (50)         N/A       (29)

     Billing heating degree days were 56% higher for the quarter ended September 30, 2000 and 1% higher for the nine months ended September 30, 2000 when compared to the same period in 1999, but during the first nine months of 2000 were 5% below normal. Cooling degree days were 44% lower for the quarter and 35% lower for the nine months ended September 30, 2000 when compared to the same periods in 1999, and were 23% below normal for the quarter and 13% below normal for the nine months ended September 30, 2000.

     Interruptible gas sales for the third quarter and the first nine months of 2000, as compared to the same periods in 1999, decreased by 50% and 29%, respectively, due largely to a reduction in gas sales for electric generation.

OPERATING EXPENSES

     The following table reports the variation in the operating expenses for the three and nine months ended September 30, 2000 compared to the same periods in the prior year:

                                   INCREASE (DECREASE) FROM PRIOR PERIOD
                                   -------------------------------------
                                                        NINE MONTHS ENDED
                                   THIRD QUARTER        SEPTEMBER 30, 2000
                                   -------------        ------------------
                                Amount     Percent       Amount    Percent
                                ------     -------       ------    -------
                                            (Thousands of Dollars)
Operating Expenses
 Fuel and Purchased
  Electricity ..............  $ 19,498       47%       $ 52,812      52%
Purchased Natural
 Gas .......................       261        3           4,200      11
Other Expenses of
 Operation .................       (87)      --           6,710       9
Maintenance ................       300        5           1,683       8
Depreciation and
 Amortization ..............       292        3             889       3
Taxes, Other than Income
 Tax .......................    (1,789)     (11)         (2,929)     (6)
Federal Income tax .........       724       10          (2,010)     (8)
                              --------      ---        --------     ---
               Total .......  $ 19,199       17%       $ 61,355      18%
                              ========                  ========

     Total operating expenses for the third quarter in 2000 increased $19.2 million or 17%. The increase was largely driven by an increase in the cost of fuel and purchased electricity due to increased sales to other utilities and marketers and the price of fuel. A reduction in taxes other than income taxes partially offset the increase and was due to property tax refunds received as the result of a reassessment settlement.

     Operating expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 increased $61.4 million or 18%. As with the results for the quarter, the increase is largely due to an increase in the cost of fuel and purchased electricity due to increased sales, primarily sales to other utilities and marketers, and increased fuel prices. Increases in the cost of purchased natural gas are due to increased sales and gas prices while the increase in other expenses of operation reflects $3.8 million of storm restoration costs for damages inflicted by severe storms occurring from mid-May to early June. These increases were partially offset by a reduction in taxes other than income taxes primarily due to the receipt of property tax refunds related to the aforementioned reassessment settlement and a reduction in federal income taxes due to increased tax benefits for increased tax depreciation.

DIVIDENDS TO CH ENERGY GROUP

     Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of Central Hudson's 10-K Report, for a discussion of Central Hudson's dividend payments. In October 2000, the Board of Directors of Central Hudson declared a dividend of $9.2 million, payable November 1, 2000 to Energy Group, its sole shareholder.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q and the documents incorporated by reference contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The statements will contain words such as "believes," "expects," "intends," "plans," and other similar words or expressions. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. A number of important factors affecting Central Hudson's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery and certain environmental matters as well as such other factors as set forth in Central Hudson's 10-K Report and all documents subsequently filed with the Securities and Exchange Commission. Central Hudson undertakes no obligation to update publicly any forward-looking statements, as a result of new information, future events or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Reference is made to Part II, Item 7A of Central Hudson's 10-K Report for a discussion of market risk. Central Hudson's balance sheet at September 30, 2000 reflects amounts for the change in the fair value of derivative financial instruments which were used to hedge commodity transactions. The amounts recorded are not material to Central Hudson's financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     (a) Asbestos Litigation. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 9 - Commitments and Contingencies, under the caption "Asbestos Litigation," in Part II, Item 8 of Central Hudson's 10-K Report.

        As of September 30, 2000, 338 new cases involving asbestos have been brought against Central Hudson of the type described under such caption and subject to the insurance coverage described under such caption (which insurance does not extend to punitive damages). As of that date, of the 2,310 cases brought against Central Hudson, 761 remain pending. Of the 1,549 cases no longer pending against Central Hudson, 1,412 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Central Hudson's financial position or results of operations.

Item 5.     Other Information

     (a) Nine Mile 2 Plant. Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General" to the Consolidated Financial Statements included in Central Hudson's 10-K Report, and to Part II Item 5(b) of Central Hudson's Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 2000, and to Part II Item 5(a) of Central Hudson's Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 2000, for a discussion of the possible sale of the interests of some of the cotenant owners in the Nine Mile 2 Plant.

     On September 28, 2000, Central Hudson, Niagara Mohawk Power Corporation and Rochester Gas and Electric Corporation publicly solicited bids for the sale of their interests in the Nine Mile 2 Plant. Thereafter, New York State Electric and Gas Corporation determined to include the sale of its interest in the Nine Mile 2 Plant in such solicitation. The initial bids are to be returned in November 2000. Long Island Lighting Company did not participate in such solicitation. If a bidder were selected, Central Hudson can make no prediction when the Nine Mile 2 Plant would be sold.

     (b) Environmental Regulation. Reference is made to the caption "Environmental Quality Regulation - Toxic Substance and Hazardous Wastes" in
Item 1 of Central Hudson's 10-K Report for a discussion of the regulations to which Central Hudson is subject with respect to the disposal of industrial, hazardous and toxic wastes and to Item 5(c) of Part II of Central Hudson's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, for a discussion of the June 2, 2000 letter to Central Hudson from the New York Department of Environmental Conservation ("DEC"), Division of Environmental Enforcement.

     By that letter, Central Hudson was requested to provide information regarding the Orange County Landfill (Site) located in the Township of Goshen, New York. The Site is listed on the New York State's Inactive Hazardous Waste Disposal site Registry and the DEC is obtaining information about disposal of wastes at the Site.

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

Item 6.     Exhibits and Reports of Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

     Exhibit No.
  Regulation S-K
      Item 601
    Designation                     Exhibit Description
------------------                  -------------------

 (10) (i)      92     - -    Asset Purchase and Sales Agreement, dated August 7,
                             2000, among Central Hudson, Consolidated Edison
                             Company of New York, Inc., Niagara Mohawk Power
                             Corporation and Dynegy Power Corp. for the sale of the Roseton Electric Generating Station and related assets.(1)

(10) (i)       93     - -    Asset Purchase and Sales Agreement, dated August 7,
                             2000, by and between Central Hudson and Dynegy
                             Power Corp. for the sale of the Danskammer Point
                             Steam Electric Generating Station and related assets.(1)

(10) (i)       94     - -    Purchase Price Agreement, dated August 7, 2000,
                             among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. relating to the sale of the Roseton Electric Generating Station and the
                             Danskammer Point Steam Electric Generating
                             Station.(1)

(10) (i)       95     - -    Guarantee Agreement, dated August 7, 2000, among
                             Central Hudson, Consolidated Edison Company of New
                             York, Inc., Niagara Mohawk Power Corporation and
                             Dynegy Holdings, Inc., relating to the sale of the Roseton Electric Generating Station and the
                             Danskammer Point Steam Generating Station.(1)

(10) (iii)     30     - -    Amendment Number One to the Central Hudson Savings
                             Incentive Plan.

(12)                  - -    Statement Showing Computation of the Ratio of
                             Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock
                             Dividends.

(27)                  - -    Financial Data Schedule, pursuant to Item 601(c) of
                             Regulation S-K.

     (1) Incorporated herein by reference to the Exhibits furnished with the Quarterly Report Form 10-Q, for the quarterly period ended September 30, 2000, of CH Energy Group, Inc. (SEC File No. 30512), which Exhibits are designated, respectively, (10)(i) 93, (10)(i) 94, (10)(i) 95 and (10)(i) 96.

     (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Central Hudson filed the following Current Report on Form 8-K:

     (i) A Report, dated August 8, 2000, containing a copy of the press release announcing that Central Hudson, along with Roseton Plant cotenants, Consolidated Edison Company of New York, Inc. and Niagara Mohawk Power Corporation, had agreed to sell their respective interests in the Danskammer and Roseton Plants to Dynegy Power Corp.

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

                      CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                  (Registrant)

                      By:          /s/ Donna S. Doyle
                          ------------------------------------------
                                       Donna S. Doyle
                          Vice President - Accounting and Controller

Dated:  November 13, 2000

                                  EXHIBIT INDEX

Exhibit No.
Regulation S-K
  Item 601
 Designation                 Exhibit Description
--------------               -------------------

(10) (i)       92     - -    Asset Purchase and Sales Agreement, dated August 7,
                             2000, among Central Hudson, Consolidated Edison
                             Company of New York, Inc., Niagara Mohawk Power
                             Corporation and Dynegy Power Corp. for the sale of the Roseton Electric Generating Station and related assets.(1)

(10) (i)       93     - -    Asset Purchase and Sales Agreement, dated August 7,
                             2000, by and between Central Hudson and Dynegy
                             Power Corp. for the sale of the Danskammer Point
                             Steam Electric Generating Station and related assets.(1)

(10) (i)       94     - -    Purchase Price Agreement, dated August 7, 2000,
                             among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. relating to the sale of the Roseton Electric Generating Station and the
                             Danskammer Point Steam Electric Generating
                             Station.(1)

(10) (i)       95     - -    Guarantee Agreement, dated August 7, 2000, among
                             Central Hudson, Consolidated Edison Company of New
                             York, Inc., Niagara Mohawk Power Corporation and
                             Dynegy Holdings, Inc., relating to the sale of the Roseton Electric Generating Station and the
                             Danskammer Point Steam Generating Station.(1)

(10) (iii)     30     - -    Amendment Number One to the Central Hudson Savings
                             Incentive Plan.

(12)                  - -    Statement Showing Computation of the Ratio of
                             Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock
                             Dividends.

(27)                  - -    Financial Data Schedule, pursuant to Item 601(c) of
                             Regulation S-K.

     (1) Incorporated herein by reference to the Exhibits furnished with the Quarterly Report Form 10-Q, for the quarterly period ended September 30, 2000, of CH Energy Group, Inc. (SEC File No. 30512), which Exhibits are designated, respectively, (10)(i) 93, (10)(i) 94, (10)(i) 95 and (10)(i) 96.