Form 10-K
period 2000-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2001-03-29
CIK 18647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
                                 ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended......................................December 31, 2000

                         Commission file number: 1-3268

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
  ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                14-0555980
---------------------------------------         -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

284 South Avenue, Poughkeepsie, New York                            12601-4879
----------------------------------------                          --------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (845) 452-2000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:   None

                                                       Name of each exchange
Title of each class                                     on which registered
-----------------------------------------             -----------------------
Common Stock, $5.00 par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                           Cumulative Preferred Stock
                                  4 1/2% Series
                                  4.75% Series

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes                                          No    X
                     ------                                      --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 2001, was zero.

     The number of shares outstanding of Registrant's Common Stock, as of March 15, 2001 was 16,862,087. All shares are owned by CH Energy Group, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
         None.

                                TABLE OF CONTENTS
                                                              Page
                                                              ----
                                     PART I
                                     ------
ITEM 1       BUSINESS                                          1
------

ITEM 2       PROPERTIES                                       13
------

ITEM 3       LEGAL PROCEEDINGS                                19
------

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
------       HOLDERS                                          20

                                     PART II

ITEM 5       MARKET FOR CENTRAL HUDSON'S COMMON EQUITY
------       AND RELATED STOCKHOLDER MATTERS                  20

ITEM 6       SELECTED FINANCIAL DATA OF CENTRAL HUDSON        21
------

ITEM 7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------       FINANCIAL CONDITION AND RESULTS OF OPERATIONS    23

ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
-------      MARKET RISK                                      34

ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA      36
------

ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------       ON ACCOUNTING AND FINANCIAL DISCLOSURE           83

                                    PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF
-------      CENTRAL HUDSON                                   83

ITEM 11      EXECUTIVE COMPENSATION                           83
-------

ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------      OWNERS AND MANAGEMENT                            92

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   92
-------
                                     PART IV

ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
-------      REPORTS ON FORM 8-K                              92

SIGNATURES                                                    95
                                       (i)

                                     PART I
                                     ------
FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K for the fiscal year ended December 31, 2000 ("Form 10-K Annual Report") and the documents incorporated by reference may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 ("Reform Act"). These statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting Central Hudson Gas & Electric Corporation ("Central Hudson") business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include, but are not limited to, weather, energy supply and demand, fuel prices, interest rates, potential future acquisitions, developments in the legislative, regulatory and competitive environments, electric and gas industry restructuring and cost recovery, future market prices for energy, capacity and ancillary services, nuclear industry regulation, the outcome of pending litigation, and certain environmental matters, particularly industrial waste site remediation requirements.

ITEM 1 - BUSINESS

HOLDING COMPANY

         After a one-for-one common stock share exchange on December 15, 1999 ("Holding Company Restructuring"), CH Energy Group, Inc. ("Energy Group") became the holding company parent corporation of, among others, Central Hudson and its existing subsidiary company. Central Hudson's preferred stock and debt remain securities of Central Hudson. The Consolidated Financial Statements prior to December 15, 1999 represent the accounts of Central Hudson prior to the Holding Company Restructuring.

         For further information regarding the Holding Company Restructuring and/or the Amended and Restated Settlement Agreement, dated January 2, 1998, and thereafter amended ("Agreement"), among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC") and certain others entered into in the PSC's Competitive Opportunities Proceeding, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 - "Regulatory Matters" of the Notes to the Financial Statements contained in Item 8 of this Form 10-K Annual Report (each Note being hereinafter called a "Note"). The Agreement permitted the Holding Company Restructuring and may affect future operations of Central Hudson.

         Because of its ownership of Central Hudson, Energy Group is a "public utility holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). However, Energy Group is exempt from the provisions of PUHCA under the intrastate exemption provisions of ss.3(a)(1) of PUHCA, except that, under ss.9(a)(2) of PUHCA, the approval of the Securities and Exchange Commission ("SEC") is required for a direct or indirect acquisition by a public utility holding company of five percent (5%) or more of the voting securities of any electric or gas utility company subject to PUHCA.

         Energy Group is not an operating company, but merely holds stock either directly or indirectly in its affiliates.

         For a discussion of Central Hudson's capital structure, financing program and short-term borrowing arrangements, see Notes 5, 6 and 7 "Short-Term Borrowing Arrangements," "Capitalization - Capital Stock" and "Capitalization - Long-Term Debt," respectively, and Item 7 hereof under the subcaptions "Capital Structure," "Financing Program" and "Short-Term Debt" of the caption "Capital Resources and Liquidity." For information concerning revenues, certain expenses, earnings per share and information regarding assets for Central Hudson's Electric and Gas segments, see Note 10 - "Segments and Related Information," hereof.

CENTRAL HUDSON

         GENERALLY: Central Hudson is a New York gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. Central Hudson generates, purchases, sells at wholesale and distributes electricity, and purchases and distributes gas in New York State.

         Central Hudson, in the opinion of its general counsel, has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from the Hudson River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 624,800. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston, New York and in certain outlying and intervening territories. The number of Central Hudson employees, at December 31, 2000, was 1,075.

         Central Hudson's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts and wholesale and retail trade operations.

         In 2000, the competitive marketplace continued to develop for electric utilities, and certain Central Hudson electric customers were given the opportunity to purchase energy and related services from other sources. These opportunities also exist for Central Hudson natural gas customers.

         SALES OF PRINCIPAL GENERATING FACILITIES

         On January 30, 2001 ("Closing"), Central Hudson, after a competitive bidding process, sold its Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and its interest in the Roseton Steam Electric Generating Plant ("Roseton Plant") to affiliates of Dynegy Power Corp. (collectively, "Dynegy"). Central Hudson has also contracted to sell its interest in Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant") to Constellation Energy Inc. ("Constellation"). The closing of that sale is expected to occur by mid-2001, subject to receipt of regulatory approvals. For information regarding the sales of the Roseton and Danskammer Plants to Dynegy, see Item 2 hereof under the subcaptions "Electric," "Roseton Plant" and "Danskammer Plant" and
Note 2 - "Regulatory Matters" hereof under the caption

"Sale of Generating Plants." For further information on the sale of the Nine Mile 2 Plant, see Note 3 - "Nine Mile 2 Plant" hereof.

         RATES

         GENERALLY: The electric and gas rates of Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by the Federal Energy Regulatory Commission ("FERC").

         Central Hudson's present full-service retail rate structure consists of various service classifications covering residential, commercial and industrial customers. During 2000, the average price of electricity to these customers was
8.95 cents per kilowatthour ("kWh"), representing a 5.2% increase from the 1999 average price.

         RATE PROCEEDINGS - ELECTRIC AND GAS: For information regarding Central Hudson's most recent electric and gas cases filed with the PSC, see Note 2 - "Regulatory Matters" hereof under the caption "Rate Proceedings - Electric and Gas."

         COST ADJUSTMENT CLAUSES: For information regarding Central Hudson's electric and gas cost adjustment clauses, see Note 1 - "Summary of Significant Accounting Policies" hereof under the caption "Rates, Revenues and Cost Adjustment Clauses."

         REGULATION

         GENERALLY: Central Hudson is subject to regulation by the PSC regarding, among other things, service rendered (including the rates charged), major transmission facility siting, accounting procedures and issuance of securities. For certain restrictions on Central Hudson's activities imposed by the Agreement, see Note 2 - "Regulatory Matters" hereof under the caption "Competitive Opportunities Proceeding Settlement Agreement."

         Certain activities of Central Hudson including accounting and the acquisition and disposition of certain property, are subject to regulation by the FERC, under the Federal Power Act, by reason of Central Hudson's transmission facilities and Central Hudson's sales of wholesale electric energy in interstate commerce.

         Central Hudson is not subject to the provisions of the Natural Gas Act.

         In the opinion of general counsel for Central Hudson, with the exception of the recently acquired Groveville Hydroelectric Facility in Beacon, New York, Central Hudson's hydroelectric facilities are not required to be licensed under the Federal Power Act.

         CONSTRUCTION PROGRAM AND FINANCING

         For estimates of 2001 construction expenditures, internal funds available, mandatory and optional redemption of long-term securities, and working capital requirements of Central Hudson, see the subcaption "Construction Program in Item 7 hereof under the caption "Capital Resources and Liquidity."

         Central Hudson's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock or unsecured short-term debt.

         Central Hudson's various debt instruments include limitations on the amounts of additional funded indebtedness which Central Hudson can issue. Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the subcaption "Financing Program" of
Item 7 hereof.

         FUEL SUPPLY AND COST

         As indicated above in the caption "Sales of Principal Generating Facilities," Central Hudson has sold its Danskammer Plant and its interest in the Roseton Plant to Dynegy.

         Units 1 and 2 of the Roseton Plant are fully equipped to burn both residual oil and natural gas. Units 1 and 2 of the Danskammer Plant, which are equipped to burn residual oil or natural gas, were operated during 2000 when economical. Units 3 and 4 of the Danskammer Plant, which were operated as base load units during 2000, are capable of burning coal, natural gas, or residual oil.

         For the 12 months ended December 31, 2000, the sources and related costs of electric generation for Central Hudson were as follows:

                               Aggregate
Sources of                  Percentage of        Costs in 2000
Generation                Energy Generated          ($000)
----------                ----------------     ------------------

Purchased Power                27.8%                $129,899
Coal                           38.5                   38,254
Gas                             4.2                    9,132
Nuclear                        11.5                    3,146
Oil                            16.0                   45,821
Hydroelectric                   2.0                      246
                            -------
                              100.0%
                            =======
Nitrogen Oxide ("NOx") Allowances                        245
Fuel Handling Costs                                    1,466
Deferred Fuel Cost                                    (4,617)
                                                   ---------
                                                    $223,592
                                                   =========

         RESIDUAL OIL: At December 31, 2000, there were 445,275 barrels of fuel oil in inventory in tanks for use at the Danskammer and Roseton Plants, which aggregate amount represented an average daily supply for 14 days. The total oil storage capacity as of December 31, 2000, for these Plants was 16,251 and 1,079,000 barrels, respectively, and Central Hudson's share of the Roseton Plant oil storage capacity was 377,650 barrels.

         During 2000, the Roseton Plant's fuel oil requirements were supplied by spot market purchases. The prices of these spot market purchases were determined on the basis of published market indices in effect at the time of delivery. During 2000, Central Hudson purchased just over 3.8 million barrels of fuel oil for the Roseton
Plant and 154,901 barrels of fuel oil for the Danskammer Plant. The oil inventories at the Roseton and Danskammer Plants were acquired by Dynegy upon the Closing.

         COAL: Central Hudson had three supply contracts for the purchase of an aggregate of 912,000 tons per year of low-sulfur (0.7% maximum) coal to be burned in Units 3 and 4 of the Danskammer Plant.

         Two contracts provided for the delivery of coal by water from sources in Venezuela and Colombia, South America. The third contract provided for the delivery of domestic coal by water. The base price of purchases under all three contracts was renegotiated by the parties on an annual basis. These contracts, as last renegotiated, cover the term through December 31, 2001. As authorized under the terms of the contract, one of these three contracts was terminated, effective December 31, 2000. The remaining two coal contracts were acquired by Dynegy upon the Closing.

         In 2000, Central Hudson purchased 858,688 tons of coal, pursuant to these supply contracts. Central Hudson did not purchase any coal on the spot market during 2000.

         OTHER CENTRAL HUDSON MATTERS:

         LABOR RELATIONS: Central Hudson has agreements with the International Brotherhood of Electrical Workers ("IBEW") for its 750 unionized employees, representing production and maintenance employees, customer representatives, service workers and clerical employees (excluding persons in managerial, professional or supervisory positions), which agreements were renegotiated, effective July 1, 1998. An agreement with Local 320 of the IBEW Non-Production Plant Workers continues through April 30, 2003, and an agreement with IBEW Local 320 Production Plant Workers, which expires on August 31, 2003, was assumed by Dynegy upon the Closing. The agreements provide for an average annual general wage increase of 3.0% and certain additional fringe benefits.

          PHOENIX DEVELOPMENT COMPANY, INC.: Phoenix Development Company, Inc. ("Phoenix"), a New York corporation, is a wholly-owned subsidiary of Central Hudson. Phoenix was established to hold or lease real property for the future use of Central Hudson and to participate in energy-related ventures. Currently, the assets held by Phoenix are not material.

          NUCLEAR: For information regarding the proposed sale of the Nine Mile 2 Plant, see Note 3 - "Nine Mile 2 Plant."


OTHER AFFILIATES OF CENTRAL HUDSON

          Central Hudson Energy Services, Inc. ("CH Services"), a New York corporation, is wholly-owned by Energy Group and, in turn, is the holding company parent for Energy Group's competitive business subsidiaries described below and hereinafter referred to as "competitive business subsidiaries". CH Services is not an operating company.

         The following are the directly or indirectly owned competitive business subsidiaries of CH Services:

         CENTRAL HUDSON ENTERPRISES CORPORATION: Central Hudson Enterprises Corporation ("CHEC"), a New York corporation, is a wholly-owned subsidiary of CH Services. CHEC is engaged in the business of marketing electricity, gas, oil and related services to retail and wholesale customers; conducting energy audits; providing services including, but not limited to, the design, financing, installation and maintenance of energy conservation measures and generation systems for private businesses, institutional organizations and governmental entities; and participating in cogeneration, small hydroelectric, alternate fuel and energy production projects and services.

         GRIFFITH ENERGY SERVICES, INC.: Griffith Energy Services, Inc. ("Griffith"), a New York corporation, is a wholly-owned subsidiary of CHEC. On November 1, 2000, Griffith acquired the assets of AllEnergy Marketing Company, L.L.C.'s Griffith Consumers Company, Inc. Griffith is an energy services company engaged in the distribution of fuel oil, gasoline, diesel, kerosene, propane, natural gas and the installation and maintenance of HVAC equipment in the mid-Atlantic areas of Virginia, West Virginia, Maryland, Delaware and Washington, D.C. On March 1, 2001, Griffith acquired Community Oil Company, Inc., an energy service, fuel oil distribution company operating in West Virginia.

          PRIME INDUSTRIAL ENERGY SERVICES, INC.: Prime Industrial Energy Services, Inc. ("Prime"), a New York corporation, a wholly-owned subsidiary of CHEC, is engaged in project construction and providing services for electric generators installed on customers' property, as well as for HVAC equipment.

         SCASCO, INC.: SCASCO, Inc. ("SCASCO"), a Connecticut corporation, is a wholly-owned subsidiary of CHEC. SCASCO is an energy services company engaged in the distribution of fuel oil, gasoline, diesel, kerosene, propane and natural gas and the installation and maintenance of electrical services and HVAC equipment throughout the states of Connecticut, Massachusetts and Rhode Island. During 2000, SCASCO purchased the assets of ARC Mechanical and Electrical Contractors, Inc. ("ARC"), Capitol Fuel Co., Inc. ("Capitol"), The Seymour Oil Company ("Seymour") and Sharon Oil Company ("Sharon"). ARC is a mechanical and electrical contracting and HVAC company operating throughout the state of Connecticut. Capitol, Seymour and Sharon Companies are all energy services companies engaged in the distribution of fuel oil, gasoline, diesel, kerosene, propane and natural gas and the installation and maintenance of electrical services and HVAC equipment throughout the state of Connecticut.

         CH RESOURCES, INC.: CH Resources, Inc. ("CH Resources"), a New York corporation, is a wholly-owned subsidiary of CH Services established for the purpose of acquiring, developing and operating electric generation facilities, the output of which is sold at the wholesale level to CHEC and other energy services companies, as well as through the New York State Independent System Operator ("NYS ISO") described under the caption "Independent System Operator" of Note 2 - "Regulatory Matters". CH Resources owns a 100 megawatt ("MW") combined cycle gas turbine facility in Solvay, New York ("CH Syracuse Plant"), a 100 MW combined cycle gas turbine facility in Beaver Falls, New York ("Beaver Falls Plant"), and a 50 MW fluidized bed, coal-fired plant in Niagara County, New York ("CH Niagara Falls Plant").

          CH SYRACUSE PROPERTIES, INC. and CH Niagara Properties, Inc.: CH Syracuse Properties, Inc. ("CH Syracuse") and CH Niagara Properties, Inc. ("CH Niagara") are New York corporations and wholly-owned subsidiaries of CH Resources used to lease real property for the CH Syracuse Plant and CH Niagara Falls Plants.

         GREENE POINT DEVELOPMENT CORPORATION: Greene Point Development Corporation ("Greene Point"), a New York corporation, is a wholly-owned subsidiary of CH Services which develops and evaluates business opportunities for CH Services' competitive business subsidiaries. The current assets held by this subsidiary are not material.

ENVIRONMENTAL QUALITY REGULATION

         Central Hudson is subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. Environmental matters may expose Central Hudson to potential liability which, in certain instances, may be imposed without regard to fault or historical activities which were lawful at the time they occurred. Central Hudson continually monitors its activities in order to determine the impact of their activities on the environment and to ensure compliance with various environmental requirements.

         Generally, during 2000, the principal environmental areas and requirements to which Central Hudson were subject were as follows:

         Air: State regulations relating to fossil-fueled generating plants govern the sulfur content of fuel used, the emission of particulate matter and certain other pollutants and the visibility of these emissions. In addition, emissions from fossil-fueled generating plants are required to meet federal and state ambient air quality standards for sulfur dioxide ("SO2"), NOx and suspended particulates in the areas surrounding the plants.

         The Danskammer Plant burns coal having a maximum sulfur content of 0.7%, fuel oil having a maximum sulfur content of 1% and natural gas. The sulfur content of the oil burned at the Roseton Plant is limited by stipulation with, among others, the New York State Department of Environmental Conservation ("NYSDEC"), to an amount not exceeding 1.5% maximum and 1.3% weighted annual average. Natural gas is also burned at the Roseton Plant.

         Based on the operation of continuous emission stack monitoring systems, Central Hudson believes that during 2000 air quality standards for NOx, SO2 and particulates were satisfied in the areas surrounding the Roseton and Danskammer Plants.

         For information on the impact of the (i) Clean Air Act Amendments of 1990 ("CAA Amendments") on efforts to attain and maintain national ambient air quality standards for emissions from fossil-fueled electric power plants, (ii) the proposal of the federal Environmental Protection Agency ("EPA") to modify emission standards for ozone and suspended particulates, (iii) the New York State Governor's initiatives relating to air quality standards, and a proposal of the NYSDEC to modify NOx and SO2 standards for generating facilities operating in New York State, and (iv) an investigation by the New York State Attorney General regarding air emissions from coal-fired generating plants, see Note 9 - "Commitments and Contingencies," hereof under the caption, "Environmental Matters - Air."

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

         Central Hudson has SPDES permits for its Eltings Corners maintenance and warehouse facility and its Rifton Recreation and Training Center in New York. The SPDES permits for the Roseton and Danskammer Plants expired on October 1 and November 1, 1992, respectively, and permit renewal applications are pending before the NYSDEC. The SPDES permits subject to the renewal proceedings for the Roseton and Danskammer Plants were assigned to Dynegy at the Closing.

         For further discussion regarding renewal of the SPDES permits for the Roseton and Danskammer Plants, see Note 9 - "Commitments and Contingencies," hereof under the caption "Environmental Matters - Water."

         For a description of litigation commenced against Central Hudson for alleged violation of the Endangered Species Act at the Roseton and Danskammer Plants, see Item 3 hereof under the caption - "Environmental Litigation, Roseton and Danskammer Plants."

         TOXIC SUBSTANCES AND HAZARDOUS WASTES: Central Hudson is subject to state and federal laws and regulations relating to the use, handling, storage, treatment, transportation and disposal of industrial, hazardous and toxic wastes.

         For a discussion of (i) environmental litigation filed by the City of Newburgh, New York against Central Hudson involving one of Central Hudson's eight former manufactured gas sites and a related court ruling, and (ii) issues raised by the NYSDEC relating to (a) site investigations at other former Central Hudson manufactured gas facilities, (b) Central Hudson's offices at Little Britain Road in New Windsor, New York, and (c) the Orange County Landfill in Goshen, New York and Central Hudson, see Note 9 - "Commitments and Contingencies," hereof under the subcaptions "Environmental Matters - Former Manufactured Gas Plant Facilities - City of Newburgh," "Other Former Manufactured Gas Plant Sites," "Little Britain Road," and "Orange County Landfill."

         OTHER: Central Hudson expenditures attributable in whole or in substantial part, to environmental considerations totaled $11.2 million in 2000, of which approximately $1.6 million related to capital projects and $9.6 million were charged to expense. It is estimated that in 2001 the total of these expenditures will be approximately $3.2 million.

         Central Hudson is not involved as a defendant in any other court litigation regarding environmental matters and, to the best of its knowledge, no other environmental litigation against it is threatened, except with respect to the litigation described in
Item 3 "Legal Proceedings" hereof under the subcaption "Environmental Litigation
- Roseton and Danskammer Plants," and as described in Note 9 - "Commitments and Contingencies," hereof under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

EXECUTIVE OFFICERS

         All executive officers of Central Hudson are elected or appointed annually by the Central Hudson Board of Directors. There are no family relationships existing among any of the executive officers of Central Hudson or Energy Group. The names of the current Central Hudson Board of Directors and the executive officers of Central Hudson, their positions held and business experience during the past five (5) years and ages (at December 31, 2000) are as follows:



                         Age at
         Executive       12/31/00            Current and Prior Positions                                      Date Commenced
-----------------------------------------------------------------------------------------------------------------------------------
Paul J. Ganci(1)      62               Chairman of the Board and Chief  Executive Officer(a)(b)               November 2000
                                       Director(a)(b)                                                         November 1999
                                       Chairman of the Board, President and Chief Executive Officer(a)(b)     November  1999
                                       Chairman of the Board and Chief Executive Officer(c)                   April 1999
                                       President and Chief Executive Officer(c)                               August 1998
                                       President and Chief Operating Officer(c)                               December 1995
                                       Director(c)                                                            December 1995

Allan R. Page(3)      53               President(a)                                                           November 2000
                                       President and Chief Operating Officer(b)                               December 1999
                                       Executive Vice President(a)                                            November 1999
                                       Vice President(c)                                                      November 1999
                                       Director(b)                                                            November 1999
                                       Executive Vice President(c)                                            April 1998
                                       Senior Vice President - Corporate Services(c)                          April 1996
                                       Vice President - Corporate Services(c)                                 December 1995

Carl E. Meyer(2)      53               Director(c)                                                            December 1999
                                       Executive Vice President(a)                                            November 1999
                                       President and Chief Operating Officer(c)                               April 1999
                                       Executive Vice President(c)                                            April 1998
                                       Senior Vice President - Customer Services(c)                           April 1996
                                       Vice President - Customer Services(c)                                  December 1995




                         Age at
         Executive       12/31/00            Current and Prior Positions                                      Date Commenced
-----------------------------------------------------------------------------------------------------------------------------------
Arthur R. Upright(2)  57               Director(b)(c)                                                         November 1999
                                       Senior Vice President(a)                                               November 1999
                                       Senior Vice President(c)                                               November 1998
                                       Assistant Vice President - Cost & Rate/ Financial Planning(c)          December 1995

Steven V. Lant(1)     43               Chief Financial Officer and Treasurer(a)(b)(c)                         November 1999
                                       Director(b)(c)                                                         November 1999
                                       Chief Financial Officer, Treasurer and Corporate Secretary(c)          November 1998
                                       Treasurer and Assistant Corporate Secretary(c)                         December 1995

Ronald P. Brand       62               Senior Vice President, Special Projects(c)                             April 2000
                                       Senior Vice President - Engineering, Environmental Affairs
                                       and Special Projects(c)                                                November 1998
                                       Vice President - Engineering and Environmental Affairs(c)              December 1995

Joseph J. DeVirgilio, 49               Senior Vice President - Corporate Services and Administration(c)       November 1998
  Jr.                                  Vice President - Human Resources and Administration(c)                 December 1995

Donna S. Doyle(2)     52               Vice President - Accounting and Controller(a)(c)                       November 1999
                                       Controller(c)                                                          December 1995

James P. Lovette      51               Vice President(b)                                                      January 2001
                                       Vice President - Production(c)                                         November 1998
                                       Assistant Vice President - Fossil Production(c)                        October 1997
                                       Plant Superintendent(c)                                                December 1995

Denise D. VanBuren(2) 39               Vice President - Corporate Communications and Community
                                       Relations(a)(c)                                                        November 2000
                                       Assistant Vice President - Corporate Communications(c)                 November 1999
                                       Manager - Corporate Communications(c)                                  October 1998
                                       Director - Media Relations (c)                                         December 1995

                                       11



                         Age at
         Executive       12/31/00            Current and Prior Positions                                      Date Commenced
-----------------------------------------------------------------------------------------------------------------------------------
Charles A. Freni            41         Vice President - Engineering and Environmental Affairs(c)              November 2000
                                       Assistant Vice President - Engineering and Environmental Affairs(c)    March 2000
                                       Customer Accounts Services Division Manager(c)                         December 1995

Gladys L. Cooper(1)         49         Corporate Secretary(a)(b)(c)                                           July 2000
                                       Corporate Secretary and Assistant Vice President -
                                       Governmental Relations(a)(c)                                           November 1999
                                       Assistant Vice President - Governmental Relations(c)                   December 1995

John C. Checklick           52         Vice President - Customer Services and Marketing(c)                    November 2000
                                       Assistant Vice President - Customer Services and Marketing(c)          March 2000
                                       Assistant Vice President - Customer Services(c)                        November 1998
                                       Manager - Customer Services(c)                                         December 1995

Christopher M. Capone(2)    38         Assistant Treasurer                                                    March 2000
                                       Assistant Treasurer - Investor Relations(a)                            March 2000
                                       Vice President/Division Head, Personal Fixed Income Division           December 1995
                                       Bank of New York

(1)  Executive is an officer of Central Hudson, Energy Group and CH Services
(2)  Executive is an officer of Central Hudson and Energy Group
(3)  Executive is an officer of Energy Group and CH Services
(a)  For Energy Group
(b)  For CH Services
(c)  For Central Hudson

         ITEM 2 - PROPERTIES

         ELECTRIC: The net capability of Central Hudson's electric generating plants as of December 31, 2000, the net output of each plant for the year ended December 31, 2000, and the year each plant was placed in service or rehabilitated are as set forth below:


                                                                        Megawatt ("MW")*
Electric                                              Year Placed         Net Capability         2000 Unit
Generating                                            In Service/     (2000)       (99-2000)     Net Output
Plant                      Type of Fuel              Rehabilitated    Summer        Winter        (MWh)
----------                 ------------             --------------    ------     ----------   --------------
Danskammer               Residual Oil, Natural        1951-1967         500         493         2,715,855
Plant**                  Gas and Coal

Roseton Plant            Residual Oil                 1974              417         409         1,023,232
(35% share)**            and Natural Gas

Neversink                Water                        1953               21          22            49,827
Hydro Station

Dashville                Water                        1920                4           4             6,575
Hydro Station

Sturgeon Pool            Water                        1924               16          16            63,417
Hydro Station

High Falls               Water                        1986                3           3             6,755
Hydro Station

Coxsackie Gas            Kerosene or                  1969               19          19             2,068
Turbine ("GT")           Natural Gas

So. Cairo GT             Kerosene                     1970               18          22             1,425

Nine Mile 2              Nuclear                      1988              103         103           734,554
Plant (9%
share)***

Groveville               Water                        2000              N/A         N/A              --
Hydro St.****                                                         -------     -------    ------------

                         Total                                         1,101       1,091        4,603,708
                                                                      =======     =======    ============

* Reflects maximum one-hour net capability of Central Hudson's ownership of generation resources and, therefore, does not include firm purchases or sales.

** Plants sold on January 30, 2001; see Item 1, under the caption "Central Hudson - Sales of Principal Generating Facilities."

*** Plant expected to be sold to Constellation as described in Note 3 - "Nine Mile 2 Plant."

**** Acquired in October 2000.

          Central Hudson has a contract with the Power Authority of the State of New York ("PASNY") which entitles Central Hudson to 49 MW net capability from the Blenheim-Gilboa Pumped Storage Hydroelectric Plant through 2002.

         Central Hudson owns 86 substations having an aggregate transformer capacity of 5.1 million kVa. The transmission system consists of 588 pole miles of line and the distribution system of 7,387 pole miles of overhead lines and 905 trench miles of underground lines.

         LOAD AND CAPACITY: Central Hudson's maximum one-hour demand within its own territory, for the year ended December 31, 2000, occurred on June 26, 2000, and amounted to 945 MW. Central Hudson's maximum one-hour demand within its own territory, for that part of the 2000-2001 winter capability period, through January 9, 2001, occurred on January 2, 2001 and amounted to 844 MW.

         As of the Closing, Central Hudson no longer owned sufficient capacity to serve the peak demands of its transmission and distribution customers and now will need to rely on purchased capacity from third-party providers to meet these demands. To partially supply its full service customers, Central Hudson entered into a transition power agreement with another Dynegy affiliate for a period from January 30, 2001 to and including October 31, 2003, subject to a one-year extension option at the election of Central Hudson, to provide for the purchase of energy and capacity from that affiliate. Central Hudson has entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant for a ten-year period after that Plant is sold to Constellation. In the case of both contracts, the energy will be purchased at defined prices which escalate over the life of the contracts. These defined price contracts will provide a measure of stability to the prices Central Hudson will charge its full service electric customers.

         See Note 2 under the caption "Independent System Operator" for information regarding the termination of the New York Power Pool ("NYPP") and the formation of the NYS ISO and the New York State Reliability Council ("Reliability Council") to coordinate reliability and operation of New York State's bulk power transmission systems.

The following table sets forth the amounts of any excess capacity of Central Hudson by summer and winter capability periods for 2001 and 2002:





                           Forecasted      Forecasted
                              Peak -          Peak -       Peak Plus                     Excess of Capacity
                              Total           Full         Installed     Availabe     Over Peak Plus NYS ISO
                             Delivery       Service        Reserve of    Capacity      Installed Reserve
   Capability               Rqts. (MW)     Rqts. Only      18% (MW)        (MW)           Requirements
     Period                    (1)            (2)           (2) (3)       (4) (5)       (MW)(3)   Percent (3)
------------------       -------------    -----------     -----------    --------     -----------------------
  2001      Summer             975             972             1,147       1,151            4          0.3
  2001-2002 Winter             870             867             1,147*        949         (198)       (17.3)

* Summer period peak plus reserve requirements carry over to the following winter period.

(1) Total delivery requirements include requirements for both full service (delivery and energy) and retail access (delivery only) customers.

(2) Excludes retail access customer requirements.

(3) Based on full service requirements.

(4) Owned capacity of 180 MW plus firm contract capacity of 971 MW as of January 31, 2001 for the summer 2001 period.

(5) Owned capacity of 180 MW plus firm contract capacity of 769 MW as of January 31, 2001 for the winter 2001/2002 period.

         ROSETON PLANT:: See the above caption in Item 1 "Sales of Principal Generating Facilities" and Note 2 - "Regulatory Matters", under the caption "Sale of Generating Plants" regarding the sale, on January 30, 2001, of Central Hudson's interest in the Roseton Plant which is located in Roseton, New York. The Roseton Plant was owned by Central Hudson, Consolidated Edison Company of New York, Inc. ("Con Edison") and Niagara Mohawk Power Corporation ("Niagara Mohawk") as tenants-in-common and was sold to Dynegy. The Roseton Plant, placed in commercial operation in 1974, has a generating capacity of 1,200 MW, consisting of two 600 MW generating units, both of which are capable of being fired either by residual oil or natural gas (see also the subcaption below entitled "Gas"). Central Hudson acted as agent for the cotenant owners with respect to the operation of the Roseton Plant. Generally, these owners shared the costs and expenses of the operation of that Plant in accordance with their respective ownership interests.

         The 345 kV transmission lines and related facilities to connect the Roseton Plant with other points in the system of Central Hudson and with the systems of Con Edison and Niagara Mohawk to the north and west of the Roseton Plant prior to and after the Closing are 100%-owned by Central Hudson. The share of each of the cotenant owners of the Plant in the output of the Roseton Plant was transmitted over these lines under a transmission agreement relating to the Plant, which provided, among other things, for compensation to Central Hudson for use of the facilities and lines by these other parties. In addition, Central Hudson has contract rights which entitle it to the lesser of 300 MW, or one quarter of the capacity in a 345 kV transmission line owned by PASNY which connects the Roseton Plant with a Con Edison substation in East Fishkill, New York. In exchange for these rights, Central Hudson has agreed to provide PASNY capacity in the 345 kV transmission lines Central Hudson owns from the Roseton Plant.

         DANSKAMMER PLANT: The Danskammer Plant consists of four generating units placed into operation over the thirteen-year period 1954 through 1967. Units 3 and 4 of the Danskammer Plant have generating capacities of 135 MW and 235 MW, respectively, while Units 1 and 2 have generating capacities of 63 MW each.

         NINE MILE 2 PLANT: For a discussion of Central Hudson's contract to sell its ownership interest in and certain operating matters relating to the Nine Mile 2 Plant, see Item 7 hereof under the subcaption "Nuclear Operations,"
Note 3 - "Nine Mile 2 Plant," and Note 1 - "Summary of Significant Accounting Policies," under the subcaption "Jointly-Owned Facilities."

          GAS: Central Hudson's gas system consists of 161 miles of transmission pipelines and 1,012 miles of distribution pipelines.


          For the year ended December 31, 2000, the total amount of gas purchased by Central Hudson from all sources was 15,938,968 thousand cubic feet ("Mcf."), which includes 914,760 Mcf. purchased directly for use as a boiler fuel at the Roseton Plant.

          Central Hudson also owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and Newburgh, New York. Each facility is capable of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

         The peak daily demand for natural gas by Central Hudson's customers for the year ended December 31, 2000, occurred on January 27, 2000, and amounted to 107,964 Mcf. Central Hudson's firm peak-day gas capability in 2000 was 124,491 Mcf. The peak daily demand for natural gas by Central Hudson's customers for that part of the 2000-2001 heating season through January 9, 2001, occurred on January 2, 2001, and amounted to 92,012 Mcf.

         OTHER GAS MATTERS: FERC permits non-discriminatory access to the pipeline facilities of interstate gas pipeline transmission companies subject to the jurisdiction of FERC under the Natural Gas Act. This rule allows access to these pipelines by the pipeline transmission company's customers, enabling them to transport gas purchased directly from third parties and spot sources. This access also permits industrial customers of gas distribution utilities to connect directly and contract directly with the pipeline transmission companies to transport gas, thereby bypassing the distribution utility. None of Central Hudson's customers has elected this bypass option.

         The PSC has authorized New York State gas distribution utilities to transport customer-owned gas through their facilities upon request of a customer. Currently, interstate pipeline transmission companies are located in certain areas where Central Hudson provides retail gas service (the Towns of Carmel, Pleasant Valley, Coxsackie, and LaGrange in New York State).

         OTHER MATTERS:: All of Central Hudson's generating plants and important property units are held by it in fee simple, except (1) certain rights-of-way, and (2) a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to rights-of-way and easements which do not interfere with operations. In the case of certain distribution lines, Central Hudson owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone companies. Certain electric transmission facilities owned by others are used by Central Hudson under long-term contractual arrangements.

         All of the physical properties of Central Hudson, other than property such as material and supplies excluded in Central Hudson's First Mortgage Bond Indenture ("Mortgage") and its franchises, are subject to the lien of the Mortgage under which all of its Mortgage Bonds are outstanding. These properties are, from time to time, subject to liens for current taxes and assessments which Central Hudson pays regularly as and when due.

         During the three-year period ended December 31, 2000, Central Hudson made gross property additions of $150.8 million and property retirements and adjustments of $37.2 million, resulting in a net increase (including Construction Work in Progress or "CWIP") in utility plant of $113.6 million, or 7.5%.

         ITEM 3 - LEGAL PROCEEDINGS

ASBESTOS LITIGATION

         For a discussion of litigation against Central Hudson involving asbestos, see Note 9 - "Commitments and Contingencies," hereof under the caption "Asbestos Litigation."

ENVIRONMENTAL LITIGATION

            ROSETON PLANT: Compliance with a Consent Order, approved by the Supreme Court of the State of New York, Albany County in 1992, in an action against the NYSDEC and Central Hudson brought in 1991 by the Natural Resources Defense Council, Inc., the Hudson River Fisherman's Association and Scenic Hudson, Inc. was assumed by Dynegy upon the Closing. The Consent Order provides for certain operating restrictions at the Roseton Plant regarding the use of river water for plant cooling purposes.

            ROSETON AND DANSKAMMER PLANTS: In January 2001, a citizen suit brought against Central Hudson in 1999 by Riverkeeper, Inc., in the United States District Court for the Southern District of New York, under ss.11 of the Endangered Species Act, 16 U.S.C. ss.1540, seeking injunctive relief from Central Hudson's alleged unpermitted takings of the endangered shortnose sturgeon through the Roseton and Danskammer Plants, was dismissed by the Court on January 23, 2001, as a result of the issuance of a permit, in November 2000, by the United States Marine Fisheries Service which allows these takings.

         For a description of the NYSDEC proceeding involving the renewal of the SPDES permits for the Roseton and Danskammer Plants and the assignment of the applications for the permits at the Closing to Dynegy, see Item 1 hereof under the subcaption "Environmental Quality Regulation - Water," and Note 9 - "Commitments and Contingencies," under the caption "Environmental Matters - Water."

         NEWBURGH MANUFACTURED GAS SITE: For a discussion of litigation filed against Central Hudson by the City of Newburgh, New York, on May 26, 1995, in the United States District Court, Southern District of New York, and Central Hudson's response, see Note 9 - "Commitments and Contingencies," under the subcaption "Environmental Matters - Former Manufactured Gas Plant Facilities."

WAPPINGERS FALLS INCIDENT

         For information regarding a lawsuit filed against Central Hudson for an explosion and fire in Wappingers Falls, New York, see Note 9 - "Commitments and Contingencies", hereof.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 18, 2000, by unanimous written consent of Energy Group as sole shareholder, Paul J. Ganci, Carl E. Meyer, Steven V. Lant and Arthur R. Upright were appointed directors of Central Hudson until the next annual meeting of shareholders of Central Hudson or until their successors are elected and qualified.

                                     PART II

ITEM 5 - MARKET FOR CENTRAL HUDSON'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         For information regarding the market for Energy Group's Common Stock and related stockholder matters, see Item 7 hereof under the captions "Capital Resources and Liquidity - Financing Program" and "Dividends to Energy Group" and
Note 6 - "Capitalization - Capital Stock."

         Under applicable statutes and their respective Certificates of Incorporation, Energy Group may pay dividends on shares of its Common Stock and Central Hudson may pay dividends on its Common Stock and its Preferred Stock only out of surplus.

         ITEM 6 - SELECTED FINANCIAL DATA OF CENTRAL HUDSON*

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA (In Thousands)



                                     2000         1999         1998       1997          1996
                                     ----         ----         ----       ----          ----
Operating Revenues
  Electric ....................    $531,820     $427,809     $418,507    $416,429    $418,761
  Gas .........................     107,039       94,131       84,962     103,848      95,210
                                   --------      -------     --------    --------    --------
     Total ....................     638,859      521,940      503,469     520,277     513,971
                                   --------      -------      -------    --------    --------
Operating Expenses
  Operations ..................     425,319      312,277      293,376     312,288     296,717
  Depreciation and amortization      47,914       46,913       45,560      43,864      42,580
  Taxes, other than income tax       53,993       63,986       63,458      64,879      66,145
  Federal/State income tax ....      36,374       27,852       29,775      29,190      32,700
                                   --------      -------      -------    --------    --------
     Total ....................     563,600      451,028      432,169     450,221     438,142

Operating Income ..............      75,259       70,912       71,300      70,056      75,829
                                   --------      -------      -------    --------    --------
Other Income
  Allowance for equity funds
   used during construction ...           -            -          585         387         466
  Federal/State income tax ....        (776)        (292)       1,148       2,953       1,632
  Other - net .................       8,960       10,875        6,865       8,079       4,815
                                   --------      -------      -------    --------    --------
        Total .................       8,184       10,583        8,598      11,419       6,913
                                   --------      -------      -------    --------    --------
Income before Interest Charges       83,443       81,495       79,898      81,475      82,742
Interest Charges ..............      30,848       29,614       27,354      26,389      26,660
                                   --------      -------      -------    --------    --------


FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND
SELECTED FINANCIAL DATA*, (CONT'D)
(In Thousands)



                                                         2000           1999             1998       1997         1996
                                                         ----           ----             ----       ----         ----

Net Income .....................................       $52,595        $51,881        $52,544       $55,086       $56,082
Premium on Pref. Stock Redemption - Net ........             -              -              -
                                                                                                         -           378
 Dividends Declared on Cumulative Pref. Stock ..         3,230          3,230          3,230         3,230         3,230
                                                     ---------      ---------     ----------     ---------    ----------
Income Available for Common Stock ..............        49,365         48,651         49,314        51,856        52,474
Dividend Declared on Common Stock ..............             -         27,317         36,567        37,137        37,128
Dividends Declared to Parent-Energy Group ......        27,600          7,000              -             -             -
                                                     ---------      ---------     ----------     ---------    ----------
Amount Retained in the Business ................        21,765         14,334         12,747        14,719        15,346
Reverse Equity Transfer ........................        26,000              -              -             -             -
Common Stock Retirement ........................             -        (12,642)             -
                                                                                                         -             -
Transfer of Business Affiliates to Energy Group         (2,500)       (65,698)             -
                                                                                                         -             -
Retained Earnings - beginning of year ..........        69,281        133,287        120,540       105,821        90,475
                                                     ---------      ---------     ----------    ----------    ----------
Retained Earnings - end of year ................      $114,546        $69,281       $133,287      $120,540      $105,821
                                                     ========       =========     ==========    ==========    ==========
Total Assets ...................................    $1,332,298     $1,259,390     $1,316,038    $1,252,090    $1,249,106
Long-term Debt .................................       320,370        335,451        356,918
                                                                                                   361,829       362,040
Cumulative Preferred Stock .....................        56,030         56,030         56,030        56,030        56,030
Common Equity ..................................       466,230        420,891        472,180       477,104       471,709

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K Annual Report.

         ITEM 7 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPETITION/DEREGULATION

Energy Group

         Energy Group is the holding company parent corporation of Central Hudson and CH Services and its competitive business subsidiaries, as described in Item 1 hereof. Energy Group is not an operating entity, and its operations are conducted through Central Hudson and CH Services. Energy Group trades on the New York Stock Exchange under the symbol "CHG."

         The holding company structure was formed to permit quick response to changes in the evolving competitive energy industry. The structure permits the use of financing techniques that are better suited to the particular requirements, characteristics and risks of competitive operations without affecting the capital structure or creditworthiness of Energy Group and its affiliates. This increases Energy Group's financial flexibility by allowing it to establish different capital structures for each of its individual lines of business.

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

         For a discussion of the Agreement approved by the PSC in its Competitive Opportunities Proceeding and a discussion of the impact of the Agreement on Central Hudson's Accounting Policies, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 - "Regulatory Matters" hereof.

DIVESTITURE OF FOSSIL-FUELED GENERATION

         For information regarding the sale, on January 30, 2001, of Central Hudson's Danskammer Plant and its interest in the Roseton Plant to Dynegy, see
Item 1 hereof under the caption "Sales of Principal Generating Facilities" and
Note 2 - "Sale of Generating Plants." Central Hudson received cash proceeds from the sale of these Plants of approximately $713 million, subject to possible post-Closing adjustments. For further information on the proposed disposition of the proceeds from the sale, see Note 7 - "Capitalization - Long-Term Debt" hereof, under the caption "Use of Proceeds from Sale of Generating Plants."

FERC - ELECTRIC

         For information with respect to the establishment of the NYS ISO and Reliability Council and termination of the NYPP, see the caption "Independent System Operator" of Note 2 - "Regulatory Matters" herein.

RATE PROCEEDINGS - ELECTRIC AND GAS

         For information regarding Central Hudson's most recent electric and gas rate restructuring request to the PSC, see Note 2 - "Regulatory Matters" under the caption "Rate Proceedings - Electric and Gas."

CAPITAL RESOURCES AND LIQUIDITY

CONSTRUCTION PROGRAM

         As shown in the Consolidated Statement of Cash Flows, the cash expenditures related to Central Hudson's construction program amounted to $58.7 million in 2000, a $12.2 million increase from the $46.5 million expended in 1999. Cash construction expenditures for 2001 are estimated to be $51.5 million, a decrease of $7.2 million compared to 2000 expenditures.

         Central Hudson's estimates of construction expenditures, internal funds available, mandatory and optional redemption or repurchase of long-term securities, and working capital requirements for 2001 are set forth in the following table:

                                                              2001
                                                              ----
                                                         (In Thousands)
Construction Expenditures*
  Cash Construction Expenditures .......................    $51,500
Internal Funds Available ...............................     31,100
                                                           --------
Balance of Construction Requirements to be Financed ....     20,400
                                                           --------
Mandatory and Optional Refunding of Long-Term Securities    217,500
Other Cash Requirements ................................      9,000
                                                           --------
    Total Cash Requirements ............................   $246,900
                                                           ========

*Excluding the equity portion of Allowance for Funds Used During Construction
 ("AFDC"), a noncash item.

         Estimates of construction expenditures are subject to continuous review and adjustment, and actual expenditures may vary from estimates. These construction expenditures include capitalized overheads, nuclear fuel and the debt portion of AFDC.

        It is presently estimated that funds available from internal sources will finance 60% of Central Hudson's cash construction expenditures in 2001. During this same period, total external financing of construction expenditure requirements of Central Hudson are projected to amount to $20.4 million.

        The external financing requirements for construction expenditures are greater than in past years because of a reduction in depreciation which will occur due to the sale of the Roseton, Danskammer and Nine Mile 2 Plants. Central Hudson's retained earnings will also decrease as Central Hudson expects to pay 100% of its net income as a dividend to Energy Group.

         Following changes to its capital structure through the disbursement of funds described in Note 7 - "Capitalization - Long-Term Debt," hereof, Central Hudson may issue securities from time to time as needed to fund its working capital requirements and construction budget.

         In 2001, Central Hudson expects to satisfy its external funding requirements, either through short-term borrowings or issuances of Medium-Term Notes.

CAPITAL STRUCTURE

        Since 1996, Central Hudson has maintained its common equity ratio between 50% and 53%, which range was targeted in order to maintain a solid A senior debt rating. Central Hudson's senior debt ratings are A2 by Moody's Investors Service and A by Standard and Poor's Corporation and Fitch, Duff & Phelps Credit Rating Company.

        As described under the caption "Use of Proceeds from Sale of Generating Plants" in Note 7 - "Capitalization - Long-Term Debt," hereof, a portion of the proceeds from the sale of the Roseton and Danskammer Plants is planned to be used to redeem a portion of the existing debt and preferred stock of Central Hudson, and Central Hudson intends to redeem sufficient debt to maintain a strong investment grade bond rating. The capital structure required to realize this goal will depend on the evolving policies of the credit rating agencies, the perceived risk profile of Central Hudson following the sale of the Plants, and its prospective financial ratios.

        Central Hudson's capital structure is set forth below at the end of 2000, 1999 and 1998:

                              Year-end Capital Structure
                             ----------------------------
                                2000      1999     1998
                                ----      ----     ----
Long-term debt...............   41.2%     41.3%     41.0%(a)
Short-term debt..............    2.7%      5.6%      1.9%
Preferred stock..............    6.0%      6.2%      6.1%
Common equity................   50.1%     46.9%     51.0%
                               -----     -----     -----
                               100.0%    100.0%    100.0%
                               =====     =====     =====

(a) Excludes $16.7 million of bonds issued through the New York Energy Research and Development Authority ("NYSERDA") on December 2, 1998, see
      Note 7 - "Capitalization - Long-Term Debt."

         In 2001, Central Hudson expects to redeem or repurchase a significant percentage of its long-term debt and preferred stock and expects a reduction in debt expense and effective rate. The amount of the reduction depends on the outcome of Central Hudson's pending regulatory proceeding before the PSC, described above under the caption "Rate Proceedings - Electric and Gas" in Note 2 - "Regulatory Matters" hereof.

FINANCING PROGRAM

        Central Hudson may, pursuant to PSC authorization, issue, not later than June 30, 2001, up to $100 million of new securities, including up to one million shares of Common Stock for its business plan. Central Hudson has requested authority from the PSC to issue, after June 30, 2001, up to $125 million of unsecured Medium-Term Notes during the three years ending June 30, 2004. Central Hudson issued unsecured Medium-Term Notes, Series C, in January and June 2000, and during 2000 two Central Hudson debt series totaling $35 million matured. During 2001, Central Hudson will be required to finance a portion of its planned construction expenditures externally, as discussed above. These cash requirements will be financed by a combination of temporary cash reserves, short-term borrowing and the issuance of Medium-Term Notes.

        For more information with respect to Central Hudson's financing program in general, see Note 6 - "Capitalization - Capital Stock" and Note 7 - "Capitalization - Long-Term Debt."

SHORT-TERM DEBT

        As more fully discussed in Note 5 - "Short-Term Borrowing Arrangements" hereof, Central Hudson has a revolving credit agreement with four commercial banks for borrowing up to $50 million through October 23, 2001. Central Hudson has requested authority from the PSC to enter into a $75 million revolving agreement, effective upon the expiration of the existing $50 million revolving credit agreement. In addition, Central Hudson maintains confirmed lines of credit totaling $1.5 million with regional banks. These agreements give Central Hudson competitive options to minimize its cost of short-term borrowing. Authorization from the PSC limits the amount Central Hudson may have outstanding at any time under all of its short-term borrowing arrangements to $52 million in the aggregate.

RESULTS OF OPERATIONS

        The following discussion and analysis includes an explanation of the significant changes in revenues and expenses when comparing the 1999 results to the 2000 results and the 1998 results to the 1999 results. Additional information relating to changes between these years is provided in the Notes.

EARNINGS

         Earnings in 2000, when compared to 1999, increased substantially from an increase in Central Hudson electric net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes). The increase, despite a drop in cooling degree days, is due primarily to increases in electric sales to own-territory commercial and industrial customers and an increase in the profits retained from sales of electricity to other utilities and marketers. Commercial sales increased due primarily to an increase in the number of customers while the increase in industrial sales resulted from increased usage by existing customers. Actual cooling degree days were 35% lower than last year and 13% lower than normal. An increase in non-recoverable fuel costs related to Central Hudson's fuel cost incentive partially offset the total increase to electric net revenues. Another reason for the increase in earnings was the increase in Central Hudson gas net operating revenues (net of the cost of gas and revenue taxes), largely due to an overall increase in own territory sales. Increases in residential and commercial gas sales reflect increased heating sales due to an increase in heating degree days. Actual heating degree days approximated normal for 2000 and were 10% higher than in 1999.

         The above increases in earnings were partially offset by an increase in operation and maintenance costs incurred by Central Hudson. That increase reflects increases in the cost of normal storm restoration efforts, gas site remediation, routine and scheduled generating plant maintenance, maintenance of gas mains and workers compensation insurance. The increase in workers compensation insurance is due to the elimination of substantial dividends received in 1999. Other items impacting earnings unfavorably were non-recurring items; primarily the activity of Energy Group prior to the Holding Company Restructuring on December 15, 1999; increased depreciation on Central Hudson's utility plant and equipment; and, the net effect of various other items, including increases in taxes other than income taxes and Central Hudson's cost of capital.

        Earnings in 1999, when compared to 1998, decreased primarily from increased employee welfare costs due to a favorable insurance premium adjustment recorded in 1998, plus an increase in 1999 in labor costs charged to operations expense instead of capital construction costs. In addition, the decrease was due to increased depreciation on Central Hudson's plant and equipment and an increase in maintenance costs due largely to scheduled maintenance performed on one of the electric generating plants.

        The decreased earnings in 1999 were partially offset by the net effect of various nonrecurring items; primarily the activity of Energy Group prior to the Holding Company Restructuring on December 15, 1999; and, in 1998, the write-off of nonrecoverable purchased power expenses. Additional offsets include increases in electric net operating revenues from an increase in own-territory sales due largely to warmer summer weather (cooling degree days were 32% higher than 1998) and from sales of electricity for resale. These increases were reduced, in accordance with the Agreement's return on equity cap provision, by the deferral of revenues in excess of the cap. Gas net operating revenues remained flat compared to 1998. Firm gas sales increased by 8%; however, the resulting increase in net operating revenues in 1999 was offset by the effect of a favorable reconciling gas cost adjustment recorded in 1998.

OPERATING REVENUES

        Total operating revenues increased $116.9 million (22%) in 2000, as compared to 1999, and increased $18.5 million (4%) in 1999, as compared to 1998.

        See the table below for details of the variations:

                                                     Increase or (Decrease) from Prior Year
                             ------------------------------------------------------------------------------
                                            2000                                          1999
                             ------------------------------------------------------------------------------
                             Electric        Gas          Total      Electric         Gas         Total
                             --------        ---          -----      --------         ---         -----
Operating Revenues                                             (In Thousands)
  Customer sales .........   $  5,058     $  2,731     $   7,789     $  7,527      $  8,432    $ 15,959
  Sales to other utilities     38,803        4,873        43,676        2,254          (436)      1,818
  Fuel cost adjustment ...     44,567        5,061        49,628        8,473         2,727      11,200
  Deferred revenues ......     16,985          819        17,804      (10,195)       (1,844)    (12,039)
  Miscellaneous ..........     (1,402)        (576)       (1,978)       1,243           290       1,533
                             --------     --------     ---------     --------      --------    --------
            Total ........    104,011       12,908       116,919        9,302         9,169      18,471
                             --------     --------     ---------     --------      --------    --------


SALES

        Central Hudson's sales vary seasonally in response to weather. Generally, electric revenues peak in the summer, and gas revenues peak in the winter.

        Utility sales of electricity within Central Hudson's service territory, plus delivery of electricity supplied by others, increased 1% in 2000 compared to 1999. The slight improvement in sales, despite the 35% decrease in the number of cooling degree days, is due primarily to an increase in the average number of customers.

        Electric sales increased 4% in 1999 versus 1998 primarily due to the hotter weather in 1999. Cooling degree days in 1999 were 32% higher than in 1998.

        Utility sales of firm natural gas within Central Hudson's service territory, plus transportation of gas supplied by others, increased by 9% from 1999 to 2000 resulting, in part, from a 5% increase in heating degree days. Residential and commercial sales increased 7% and 9%, respectively. The increases are primarily driven by an increase in demand from space heating customers due to somewhat colder weather. The increases also resulted from an increase in the average number of customers. Industrial sales increased by 5% partially due to increased usage by existing customers. Interruptible sales decreased by 34% due to a reduction in boiler gas usage for electric generation.

        Sales of firm natural gas increased 8% from 1998 to 1999, resulting, in part, from a 3% increase in heating degree days due to colder weather experienced in 1999.

        Changes in sales from the prior year by major customer classification, including interruptible gas sales are set forth below. Also included are the changes related to energy delivery service.



                                  % Increase (Decrease) from Prior Year
                             ---------------------------------------------
                              Electric (MWh)                  Gas (Mcf)
                             ----------------              ---------------
                               2000    1999                2000     1999
                             -------  ------               -----   ------
Residential ................    --       6                   7       6
Commercial .................      2      5                   9       7
Industrial .................      2      1                   5      11
Interruptible...............    N/A    N/A                 (34)     14

        Due to sharing arrangements, as described in the caption "Incentive Arrangements" below that are in place for interruptible gas sales and interruptible transportation of customer-owned gas, variations from year to year typically have a minimal impact on earnings.

INCENTIVE ARRANGEMENTS

        Under certain incentive formulas approved by the PSC, Central Hudson either shares with its customers certain revenues and/or cost savings exceeding defined predetermined levels, or is penalized in some cases for shortfalls from the targeted levels or defined performance standards.

        Incentive formulas are in place for fuel cost variations, sales of electricity to other utilities, interruptible gas sales, gas capacity release transactions and customer satisfaction, electric reliability and keeping customer appointments.

        The net results of these incentive formulas were to increase pretax earnings by $4.8 million, $2.3 million and $1.0 million during 2000, 1999, and 1998, respectively.

        As part of its pending regulatory proceeding before the PSC, described under the caption "Rate Proceedings - Electric and Gas," in Note 2 - "Regulatory Matters," Central Hudson is seeking new incentive provisions related to service quality and reliability; however, the outcome of the proceeding relative to the requested new incentive provisions cannot be predicted at this time.

OPERATING EXPENSES

         The most significant elements of operating expenses are fuel and purchased electricity in Central Hudson's electric department and purchased natural gas in Central Hudson's gas department. Approximately 42% in 2000, and 31% in 1999 of every revenue dollar billed by Central Hudson's electric department was expended for the combined cost of fuel used in electric generation and purchased electricity. The corresponding figures in Central Hudson's gas department for the cost of purchased gas were 60% and 57%, respectively.

         In an effort to keep the cost of electricity at the lowest reasonable level, Central Hudson purchases energy from sources such as the NYS ISO, Canadian hydro sources and energy marketers whenever energy can be purchased at a unit cost lower than the incremental cost of generating the energy in Central Hudson's plants.

         For information regarding agreements entered into by Central Hudson effective upon the sales of the Roseton and Danskammer Plants and the Nine Mile 2 Plant for the purchase by Central Hudson of capacity and energy, see Note 2 - "Regulatory Matters," hereof, under the caption "Sale of Generating Plants" and
Note 3 - "Nine Mile 2 Plant."

         Fuel and purchased electricity increased $92.0 million (70%) in 2000 due to the increase in electric sales as well as sales of electricity for resale. The rise in costs reflects increasing fossil fuel prices and also the impact of changing market conditions brought about by the formation of the NYS ISO in November 1999.

         Purchased natural gas costs increased $10.3 million (19%) in 2000 and $9.0 million (20%) in 1999, largely due to higher firm and interruptible gas sales, including the use of natural gas as a boiler fuel.

         All other expenses increased $10.3 million, reflecting an increase in costs for normal storm restoration, gas site remediation, workers compensation insurance and routine and scheduled generating plant maintenance.

         See Note 4 - "Income Tax," hereof for an analysis and reconciliation of the federal and state income tax.

OTHER INCOME AND INTEREST CHARGES

         Other income and deductions decreased $2.4 million in 2000 as compared to 1999. The decrease results primarily from the non-operating income reported last year. In 1999 other income and deductions increased $2.0 million (23%), again reflecting activities of Energy Group prior to the Holding Company Restructuring on December 15, 1999.

         Total interest charges (excluding AFDC) increased $1.6 million (5%) in 2000 and increased $2.3 million (8%) in 1999 because of an increase in financing activity.

          The following table sets forth some of the pertinent data on Central Hudson's outstanding debt:


                                         2000              1999              1998
                                         ----              ----              ----
                                                      (In Thousands)
Long-term debt:
  Debt retired .......................     $ 35,100      $ 25,818      $     90
  Outstanding at year-end:*
   Amount (including current
    portion) .........................      382,979       370,551       396,425
   Effective rate ....................         6.54%         6.43%         6.56%
Short-term debt:
  Average daily amount
   outstanding .......................     $ 13,490      $ 10,274      $  1,171
  Weighted average interest rate .....         6.55%         6.22%         5.51%



*Including debt of competitive business subsidiaries of $9.0 million in 1998.

         In 2001, Central Hudson expects to redeem or repurchase a significant percentage of its long-term debt and preferred stock and expects a reduction in debt expense and effective rate. The amount of the reduction depends on the outcome of Central Hudson's pending regulatory proceeding before the PSC, described above under the caption "Rate Proceedings - Electric and Gas" in Note 2 - "Regulatory Matters" hereof.

        See Note 5 - "Short-Term Borrowing Arrangements" and Note 7 - "Capitalization - Long-Term Debt" hereof for additional information on short-term and long-term debt of Central Hudson.

NUCLEAR OPERATIONS

        NINE MILE 2 PLANT: Central Hudson owns a 9% interest in the Nine Mile 2 Plant. For information regarding Central Hudson's plans to sell its ownership interest in the Nine Mile 2 Plant, see Note 3 - "Nine Mile 2 Plant."

        Central Hudson's share of operating expenses, taxes and depreciation pertaining to the operation of the Nine Mile 2 Plant are included in the financial results. In both 2000 and 1999, underruns in costs of operations and maintenance expenses were entirely deferred for the future benefit of customers. For further information, see Note 2 - "Regulatory Matters".

        NUCLEAR DECOMMISSIONING: For information regarding exposure drafts of the Financial Accounting Standards Board ("FASB"), a Nuclear Regulatory Commission ("NRC") policy statement, and estimates for nuclear decommissioning costs relating to the Nine Mile 2 Plant, see Note 1 - "Summary of Significant Accounting Policies" and Note 3 - "Nine Mile 2 Plant" hereof.

OTHER MATTERS

        New Accounting Standards: For information about market risk and activities relating to derivative financial instruments and other financial instruments, see Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" and Note 1 - "Summary of Significant Accounting Policies" under the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement."

FINANCIAL INDICES

        Selected financial indices for the last five years are set forth in the following table:



                                               2000      1999      1998      1997     1996
                                              ------   -------    -------  -------   -------
Pretax coverage of total interest charges:
     Including AFDC ......................     3.55x     3.58x     3.83x     3.94x    4.08x
     Excluding AFDC ......................     3.26x     3.29x     3.54x     3.69x    3.83x
     Funds from Operations ...............     4.32x     4.34x     4.39x     5.18x    5.29x

Pretax coverage of total interest
 charges and preferred stock dividends ...     3.08x     3.09x     3.27x     3.37x    3.47x

Percent of construction expenditures
 financed from internal funds ............      100%      100%      100%      100%    100%

AFDC and Mirror CWIP* as a percentage
 of income available for common stock ....       19%       19%       17%       13%     13%

Effective tax rate .......................       41%       35%       35%       32%     36%

*Refer to Note 2 - "Regulatory Matters" under the caption "Summary of Regulatory Assets and Liabilities" and the subcaption "Deferred Finance Charges - Nine Mile 2 Plant" for a definition of Mirror CWIP.

         The effective tax rate for 2000 consists of a 36.6% effective rate for federal income taxes and a 4.8% effective rate for state income taxes. The effective tax rates for prior years are solely the effective tax rates for federal income tax.

DIVIDENDS TO ENERGY GROUP

        Energy Group and/or Central Hudson and its principal predecessors have paid dividends on common stock in each year commencing in 1903, which common stock has been listed on the New York Stock Exchange since 1945. Since the formation of the Holding Company on December 15, 1999, the Board of Directors of Central Hudson has declared quarterly dividends payable to its sole shareholder, Energy Group, per the Agreement.

        The Agreement provides certain dividend payment restrictions on Central Hudson, including the following: in the event of a downgrade of Central Hudson senior debt rating below BBB+ by more than one credit rating agency, if the stated reason(s) for the downgrade is the performance of, or concerns about, the financial condition of Central Hudson or any affiliate other than Central Hudson, dividends will be limited to a rate of not more than 75% of the average annual income available for dividends on a two-year rolling average basis. In the event that Central Hudson's senior debt is placed on "Credit Watch" (or the equivalent) for a rating below BBB by more than one credit rating agency, if the stated reason(s) for the downgrade is the performance of, or concerns about, the financial condition of Central Hudson or any affiliate other than Central Hudson, dividends will be limited to a rate of not more than 50% of the average annual income available for dividends on a two-year rolling average basis. In the event of a downgrade of Central Hudson's senior debt rating below BBB- by more than one credit rating agency, if the action is stated as being due in substantial part to the performance of, or concerns about, the financial condition of Central Hudson or any affiliate other than Central Hudson, no dividends will be paid by Central Hudson until Central Hudson's senior debt rating has been restored to BBB- or higher by all credit rating agencies then rating Central Hudson.

        The number of registered holders of Common Stock of Central Hudson as of December 31, 2000, was one, which was Energy Group.

        ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK

         The Central Hudson's primary market risks are commodity price risk and interest rate risk. Exposure to commodity price risk related to its purchases and/or sales of natural gas, fuel for electric generation and power supplies is mitigated in several different ways. Depending on market conditions, Central Hudson enters into long-term fixed supply and long-term forward supply contracts for the purchase and/or sale of these commodities. Central Hudson also uses storage gas facilities to purchase blocks of natural gas at preheating season prices for use during the heating season. Central Hudson also enters into derivative transactions to hedge market price fluctuations.

         Central Hudson has in place an energy risk management program with the primary goal to further manage, through the use of defined risk management practices, price risk associated with commodity purchases in its operations. Central Hudson's written policy and procedures for this program permit the use of derivative financial instruments to hedge price risk but prohibit their use for speculative purposes. Central Hudson has entered into either exchange-traded futures contracts and over-the-counter contracts with third parties to hedge commodity price risk associated with the purchase and/or sale of natural gas and electricity and derivative contracts to hedge a small portion of its total gas supply requirements as well as some purchased electric and electric sales for resale transactions. The fair value of open positions at December 31, 2000, as well as the resultant net transaction gains related to derivative transactions, were not material to Central Hudson's financial position or results of operation. Derivative transactions occurring in 1999 were not material to Central Hudson's financial position or results of operation. All hedge transactions were accounted for under the deferral method (SFAS 80, "Accounting for Futures Contracts") with gains and losses from the hedging activity included in either the cost of the commodity or as an adjustment to revenues.

         Central Hudson's exposure to commodity price risk related to its purchases of natural gas, fuel for electric generation, and other power sales is also mitigated by its electric and gas cost adjustment clauses. These adjustment clauses provide for the return or collection of costs, including risk management costs, to or from customers for costs below or in excess of base costs included in rates charged to customers. Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with other risk management entities." Variations in Central Hudson electric fuel costs are also subject to a fuel cost incentive mechanism with an annual exposure of up to $3.0 million in either additional revenues or costs.

        Central Hudson manages its interest rate risk through the issuance of fixed-rate debt with varying maturities and through economic refunding of debt through optional refundings. A portion of Central Hudson's long-term debt consists of variable rate debt for which interest is reset on a periodic basis reflecting current market conditions. The difference between costs associated with actual variable interest rates and costs embedded in customer rates is deferred for eventual passback or recovery to or from customers.

        ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----

I - Index to Financial Statements:

          Report of Independent Accountants                                37
          Statement of Management's Responsibility                         38
          Consolidated Statement of Income for the three years
              ended December 31, 2000                                      39
          Consolidated Statement of Retained Earnings for the
              three years ended December 31, 2000                          41
          Consolidated Balance Sheet at December 31, 2000 and 1999         42
          Consolidated Statement of Cash Flows for the three years
              ended December 31, 2000                                      44
          Notes to Consolidated Financial Statements                       46
          Selected Quarterly Financial Data (Unaudited)                    81

II - Schedule II - Reserves

        All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

SUPPLEMENTARY DATA

        Supplementary data are included in "Selected Quarterly Financial Data (Unaudited)" referred to in I above, and reference is made thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Central Hudson Gas & Electric Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation ("Central Hudson") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Central Hudson's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether or not the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







/s/ PRICEWATERHOUSECOOPERS LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP
New York, New York
March 26, 2001

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

        Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Central Hudson Gas & Electric Corporation ("Central Hudson"), as well as all other information contained in this Form 10-K Annual Report for the fiscal year ended December 31, 2000. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, in some cases, reflect amounts based on the best estimates and judgments of Central Hudson's Management, giving due consideration to materiality.

        Central Hudson maintains adequate systems of internal control to provide reasonable assurance, that, among other things, transactions are executed in accordance with Management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of Central Hudson are properly safeguarded. The systems of internal control are documented, evaluated and tested by Central Hudson's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. Management believes that Central Hudson has maintained an effective system of internal control over the preparation of its financial information, including the consolidated financial statements of Central Hudson as of December 31, 2000.

        Independent accountants were engaged to audit the consolidated financial statements of Central Hudson and issue their report thereon. The Report of Independent Accountants, which is presented herein, does not limit the responsibility of Management for information contained in the consolidated financial statements and elsewhere in this Form 10-K Annual Report.

        The Board of Directors of CH Energy Group, Inc. the sole shareholder and holding company parent of Central Hudson, maintains a Committee on Audit which is composed of Directors who are not employees of Energy Group or Central Hudson. The Committee on Audit meets with Management, the Internal Auditing Manager, and Central Hudson's independent accountants several times a year to discuss internal controls and accounting matters, Central Hudson's financial statements, the scope and results of the audits performed by the independent accountants and the Internal Auditing Department.

        The independent accountants and the Internal Auditing Manager have direct access to the Committee on Audit.




PAUL J. GANCI                               DONNA S. DOYLE
Chairman of the Board and                   Vice President - Accounting
Chief Executive Officer                     and Controller

                                                                January 26, 2001

CONSOLIDATED STATEMENT OF INCOME
 (In Thousands)
                                              Year ended December 31,
                                         2000         1999          1998
                                         ----         ----          ----
Operating Revenues
  Electric .......................    $ 531,820     $ 427,809     $ 418,507
  Gas ............................      107,039        94,131        84,962
                                      ---------     ---------     ---------
      Total - own territory ......      638,859       521,940       503,469
Operating Expenses
 Operation:
  Fuel used in electric generation      100,305        85,848        84,688
  Purchased electricity ..........      123,287        45,731        40,573
  Purchased natural gas ..........       64,212        53,957        44,964
  Other expenses of operation ....      137,515       126,741       123,151
Depreciation and amortization
 (Note 1) ........................       47,914        46,913        45,560
 Taxes, other than income tax ....       53,993        63,986        63,458
 Federal/State income tax
  (Note 4) .......................       36,374        27,852        29,775
                                      ---------     ---------     ---------
    Total Operating Expenses .....      563,600       451,028       432,169
                                      ---------     ---------     ---------

Operating Income .................       75,259        70,912        71,300
                                      ---------     ---------     ---------
Other Income
  Allowance for equity funds
   used during construction
   (Note 1) ......................           --            --           585
  Federal/State income tax
   (Note 4) ......................         (776)         (292)        1,148
  Other - net ....................        8,960        10,875         6,865
                                      ---------     ---------     ---------
    Total Other Income ...........        8,184        10,583         8,598
                                      ---------     ---------     ---------

Income before Interest
  Charges ........................       83,443        81,495        79,898
                                      ---------     ---------     ---------


   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)
                                            Year ended December 31,
                                        2000         1999         1998
                                        ----         ----         ----
Interest Charges
 Interest on other long-term debt      24,206       24,151       23,115
 Other interest .................       7,421        5,853        4,563
 Allowance for borrowed
  funds used during
  construction (Note 1) .........        (779)        (390)        (324)
                                     --------     --------     --------
  Total Interest Charges ........      30,848       29,614       27,354
                                     --------     --------     --------
Net Income ......................    $ 52,595     $ 51,881     $ 52,544
                                     ========     ========     ========
Dividends Declared on Cumulative
  Preferred Stock ...............       3,230        3,230        3,230
                                     --------     --------     --------

Income Available for Common
  Stock .........................    $ 49,365     $ 48,651     $ 49,314
                                     ========     ========     ========



   The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(In Thousands)
                                             Year ended December 31,
                                        2000         1999          1998
                                        ----         ----         ----

Balance at beginning of  year ..    $  69,281     $ 133,287     $ 120,540

Net Income .....................       52,595        51,881        52,544

Reverse Equity Transfer ........       26,000            --            --

Common Stock Retirement
  (cancellation) ...............           --       (12,642)           --

Transfer of Competitive Business
   Subsidiaries to Energy Group        (2,500)      (65,698)           --

Dividends declared:
  On cumulative preferred
    stock ......................       (3,230)       (3,230)       (3,230)
  On common stock ..............           --       (27,317)      (36,567)
  To parent - Energy Group .....      (27,600)       (7,000)           --
                                    ---------     ---------     ---------
  Total Dividends Declared .....      (30,830)      (37,547)      (39,797)
                                    ---------     ---------     ---------

Balance at end of year .........    $ 114,546     $  69,281     $ 133,287
                                    =========     =========     =========



   The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED BALANCE SHEET
(In Thousands)
                                                        December 31,
ASSETS                                              2000          1999
                                                    ----          ----
Utility Plant
  Electric ..................................    $1,277,617    $1,250,456
  Gas .......................................       172,242       164,767
  Common ....................................        99,353       100,659
  Nuclear fuel ..............................        46,688        42,847
                                                 ----------    ----------
                                                  1,595,900     1,558,729

  Less: Accumulated depreciation ............       668,168       638,910
        Nuclear fuel amortization ...........        40,762        38,354
                                                 ----------    ----------
                                                    886,970       881,465
  Construction work in progress .............        43,882        39,951
                                                 ----------    ----------
    Net Utility Plant .......................       930,852       921,416
                                                 ----------    ----------

Other Property and Plant ....................           973           975
                                                 ----------    ----------

Prefunded Pension Costs and Other Investments
  Prefunded pension costs ...................        63,390        46,038
  Other Investments .........................        18,199        17,611
                                                 ----------    ----------
    Total Prefunded Pension Costs and Other
       Investments ..........................        81,589        63,649
                                                 ----------    ----------

Current Assets
  Cash and cash equivalents .................        17,279        11,756
  Accounts receivable from customers -
   net of allowance for doubtful accounts;
   $2.5 million in 2000 and $2.9 million
   in 1999 ..................................        70,072        46,483
  Accrued unbilled utility revenues .........        19,751        16,327
  Other receivables .........................         4,377         4,123
  Fuel, materials and supplies, at average
    cost ....................................        27,460        30,285
  Special deposits and prepayments ..........        14,379        14,574
                                                 ----------    ----------
    Total Current Assets ....................       153,318       123,548
                                                 ----------    ----------

Deferred Charges and Other Assets
  Regulatory assets (Note 2) ................       155,230       137,487
  Unamortized debt expense ..................         4,869         5,016
  Other Assets ..............................         5,467         7,299
                                                 ----------    ----------
    Total Deferred Charges ..................       165,566       149,802
                                                 ----------    ----------

           TOTAL ASSETS .....................    $1,332,298    $1,259,390
                                                 ==========    ==========

   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

CAPITALIZATION AND LIABILITIES                        December 31,
                                                2000                1999
                                                ----                ----
Capitalization
 Common Stock Equity
   Common stock, $5 par value (Note 6) .    $    84,311     $    84,311
   Paid-in capital (Note 6) ............        273,238         273,238
   Retained earnings ...................        114,546          69,281
   Capital stock expense ...............         (5,865)         (5,939)
                                            -----------     -----------
    Total Common Stock Equity ..........        466,230         420,891
                                            -----------     -----------

 Cumulative Preferred Stock (Note 6)
   Not subject to mandatory redemption .         21,030          21,030
   Subject to mandatory redemption .....         35,000          35,000
                                            -----------     -----------
    Total Cumulative Preferred Stock ...         56,030          56,030
                                            -----------     -----------

 Long-term Debt (Note 7) ...............        320,370         335,451
                                            -----------     -----------
    Total Capitalization ...............        842,630         812,372
                                            -----------     -----------

Current Liabilities
 Current maturities of long-term debt ..         62,610          35,100
 Notes payable .........................         25,000          50,000
 Accounts payable ......................         36,719          28,026
 Accrued interest ......................         11,307           4,405
 Dividends payable .....................            807           7,808
 Accrued vacation ......................          4,472           4,344
 Customer deposits .....................          4,637           4,471
 Other .................................          7,703           1,939
                                            -----------     -----------
    Total Current Liabilities ..........        153,255         136,093
                                            -----------     -----------

Deferred Credits and Other Liabilities
 Regulatory liabilities (Note 2) .......        118,574          87,039
 Operating reserves ....................          4,755           6,294
 Other .................................         18,636          18,351
                                            -----------     -----------
    Total Deferred Credits and
      Other Liabilities ................        141,965         111,684
                                            -----------     -----------

Accumulated Deferred Income Tax (Note 4)        194,448         199,241
                                            -----------     -----------

 TOTAL CAPITALIZATION AND LIABILITIES ..    $ 1,332,298     $ 1,259,390
                                            ===========     ===========



   The Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)



                                                            Year ended December 31,
                                                       2000              1999        1998
                                                       ----              ----         ----
Operating Activities
  Net Income ....................................    $  52,595     $  51,881     $  52,544
  Adjustments to reconcile net
         income to net cash provided
         by operating activities:
       Depreciation and amortization
            including nuclear fuel
            amortization ........................       51,757        51,186        49,011
     Deferred income taxes, net .................        2,940         4,219          (116)
     Allowance for equity funds used
          during construction ...................           --            --          (585)
     Nine Mile 2 Plant deferred
          finance charges, net ..................       (3,286)       (4,855)       (4,855)
     Provisions for uncollectibles ..............        3,350         2,930         2,639
     Net accrued deferred pension
      costs .....................................      (13,789)      (10,968)      (12,277)
     Deferred gas costs .........................       (4,652)        3,080         1,072
     Deferred gas refunds .......................         (117)          (19)       (1,640)
     Other - net ................................       10,380         9,297         4,888
  Changes in current assets and liabilities, net:
     Accounts receivable and unbilled
          utility revenues ......................      (30,617)      (10,385)          (46)
     Fuel, materials and supplies ...............        2,825        (6,975)          513
     Special deposits and
          prepayments ...........................          195        17,746       (20,613)
     Accounts payable ...........................        8,693         8,784          (777)
     Accrued taxes and interest .................       12,508        (6,715)        3,094
     Other current liabilities ..................          452          (221)        1,695
                                                     ---------     ---------     ---------
  Net cash provided by operating
   activities ...................................       93,234       108,985        74,547
                                                     ---------     ---------     ---------




   The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)


                                                     2000         1999         1998
                                                     ----         ----         ----
Investing Activities
  Additions to plant ..........................     (58,656)     (46,495)     (45,661)
  Allowance for equity funds used
   during construction ........................          --           --          585
                                                   --------     --------     --------
  Net additions to plant ......................     (58,656)     (46,495)     (45,076)
  Net return of equity from affiliates ........      26,000           --           --
  Investment activity of unregulated
   affiliate ..................................          --      (38,381)     (19,460)
  Equity contributions to affiliates ..........      (2,500)          --           --
  Nine Mile 2 Plant decommissioning
   trust fund .................................        (868)        (868)        (868)
  Other - net .................................        (854)        (589)        (801)
                                                   --------     --------     --------
  Net cash used in investing
   activities .................................     (36,878)     (86,333)     (66,205)
                                                   --------     --------     --------

Financing Activities
  Proceeds from issuance of:
    long-term debt ............................      47,500      176,250       35,250
  Net borrowings (repayments) of
   short-term debt ............................     (25,000)      32,000       18,000
  Retirement & redemption
   of long-term debt ..........................     (35,100)    (185,462)      (2,466)
  Dividends paid on common
   stock ......................................     (37,830)     (39,652)     (36,936)
  Issuance and redemption costs ...............        (403)      (4,531)          --
  Reacquired capital stock ....................          --           --      (17,745)
                                                   --------     --------     --------
  Net cash used in financing
   activities .................................     (50,833)     (21,395)      (6,897)
                                                   --------     --------     --------

Net Change in Cash and Cash
 Equivalents ..................................       5,523        1,257        1,445
Cash and Cash Equivalents at
 Beginning of Year ............................      11,756       10,499        9,054
                                                   --------     --------     --------
Cash and Cash Equivalents at End
 of Year ......................................    $ 17,279     $ 11,756     $ 10,499
                                                   ========     ========     ========

Supplemental Disclosure of Cash
 Flow Information
    Interest paid (net of amounts
    capitalized) ..............................    $ 22,922     $ 26,236     $ 24,002
    Federal income taxes paid .................      22,300       29,025       26,900

   The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

          After a one-for-one common stock share exchange on December 15, 1999 ("Holding Company Restructuring"), Central Hudson Gas & Electric Corporation ("Central Hudson") became a wholly-owned subsidiary of CH Energy Group, Inc. ("Energy Group"). Phoenix Development Company, Inc. is a wholly-owned subsidiary of Central Hudson. See Note 2 - "Regulatory Matters," under the caption "Competitive Opportunities Proceeding Settlement Agreement" for further details.

          PHOENIX DEVELOPMENT COMPANY, INC.: Phoenix Development Company, Inc. ("Phoenix"), a New York corporation, is a wholly-owned subsidiary of Central Hudson. Phoenix was established to hold or lease real property for the future use of Central Hudson and to participate in energy-related ventures. Currently, the assets held by Phoenix are not material.

         The fully consolidated financial statements include the accounts of Central Hudson and its subsidiary. Intercompany balances and transactions have been eliminated.

RATES, REVENUES AND COST ADJUSTMENT CLAUSES

         Central Hudson's electric and gas retail rates are regulated by the Public Service Commission of the State of New York ("PSC"). Transmission rates, facilities charges and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

         Central Hudson's tariff for retail electric service includes a fuel cost adjustment clause by which electric rates are adjusted to reflect changes in the average cost of fuels used for electric generation and in certain purchased power costs from the average of these costs included in base rates. Central Hudson's tariff for gas service contains a comparable clause to adjust gas rates for changes in the price of purchased natural gas.

         For Central Hudson revenue is recognized at the point of delivery for electricity, natural gas and oil delivery.

UTILITY PLANT

         The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Central Hudson's share of the costs of Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant") are capitalized at original cost, less the disallowed investment of $169.3 million which was recorded in 1987. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits and Allowance for the Cost of Funds Used During Construction ("AFDC"), a noncash item, or capitalized interest. Replacement of minor items of property is included in maintenance expenses.

         The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service.

         Central Hudson accrues in advance for planned maintenance and nuclear fuel reloadings performed at the Nine Mile 2 Plant. All other maintenance is expensed as incurred.

JOINTLY-OWNED FACILITIES

         Central Hudson has a 9%, or 103 megawatt ("MW"), undivided interest in the 1,143 MW Nine Mile 2 Plant (see Note 3 - "Nine Mile 2 Plant") and a 35%, or 420 MW, undivided interest in the 1,200 MW Roseton Electric Generating Station ("Roseton Plant"). For information on Central Hudson's sale of its interest in the Roseton Plant and the proposed sale of its interest in the Nine Mile 2 Plant, see Note 2 - "Regulatory Matters - Sale of Generating Plants" and Note 3
- "Nine Mile 2 Plant," respectively.

         Central Hudson's share of the respective interests in the Nine Mile 2 Plant and the Roseton Plant, as included in its Consolidated Balance Sheet at December 31, 2000 and 1999, were:

                                    2000             1999
                                    ----             ----
                                       (In Thousands)
Nine Mile 2 Plant
  Plant in service ............    $ 315,210     $ 314,844
  Accumulated depreciation ....      (91,197)      (84,263)
                                   ---------     ---------
    Net Plant .................      224,013       230,581
  Construction work in progress        2,197         2,204

Roseton Plant
  Plant in service ............    $ 135,711     $ 135,561
  Accumulated depreciation ....      (86,688)      (83,754)
                                   ---------     ---------
    Net Plant .................       49,023        51,807
  Construction work in progress          656           325

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

         Central Hudson's regulated utility plant includes AFDC, which is defined in applicable regulatory systems as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFDC rate was 6.5% in 2000, 6.25% in 1999 and 8.5% in 1998.

         For a discussion of the effect of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), as issued by the Financial Accounting Standards Board ("FASB"), on Central Hudson's fossil-fueled generating plants, see Note 2 - "Regulatory Matters," under the caption "Impact of Settlement Agreement on Accounting Policies." Accordingly, beginning in 1998, significant capital projects relating to the fossil-fueled generating plants included capitalized interest instead of AFDC. For 2000 and 1999, none of these projects met the criteria for capitalized interest.

DEPRECIATION AND AMORTIZATION

         For financial statement purposes, Central Hudson's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties, with the exception of the Nine Mile 2 Plant, which is depreciated on a remaining life amortization method. The year 2026, the year in which the Nine Mile 2 Plant operating license expires, is used as the end date in the development of the remaining life amortization. Central Hudson performs depreciation studies on a continuing basis and, upon approval by the PSC, periodically adjusts the rates of its various classes of depreciable property.

         Central Hudson's composite rates for depreciation were 3.21% in 2000, 3.22% in 1999 and 3.21% in 1998 of the original cost of average depreciable property. The ratio of the amount of accumulated depreciation to the cost of depreciable property at December 31 was 42.1% in 2000, 41.0% in 1999 and 39.6% in 1998.

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

INCOME TAX

         Central Hudson and its affiliates file a consolidated federal income tax return. In 2000, New York State law was changed so that Central Hudson and other New York State utilities are now subject to a state income tax. Central Hudson and its affiliates will file a consolidated state income tax return. Federal and state income taxes are allocated to operating expenses and other income and deductions in the Consolidated Statement of Income. Income taxes are deferred under the liability method in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under the liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recoverable or refundable through future revenues. For federal income tax purposes, Central Hudson uses an accelerated method of depreciation and generally uses the shortest life permitted for each class of assets. For state income tax purposes, Central Hudson uses the same method of depreciation as for federal income taxes for all property placed in service after

1999. For property placed in service in 1999 or earlier, Central Hudson uses book depreciation in accordance with transition property rules under Article 9-A of the New York State Tax Law.

USE OF ESTIMATES

         Preparation of the financial statements in accordance with generally accepted accounting principles includes the use of estimates and assumptions by Management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimated.

NEW ACCOUNTING STANDARDS, OTHER FASB PROJECTS AND NRC POLICY STATEMENT

         In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which standard was subsequently amended in June 2000 by FASB Statement No. 138. SFAS 133 establishes accounting and reporting requirements for derivative instruments and for hedging activities. The standard requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities in the balance sheet with the offsetting gains or losses recognized in earnings. The standard permits the deferral of hedge gains and losses, under stringent hedge accounting provisions, until the hedged transaction is realized. SFAS 133 also provides an exception for certain derivative transactions that meet the criteria of "normal purchases and normal sales." Transactions that can be excepted from SFAS 133 are those that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business.

         Central Hudson implemented SFAS 133 on January 1, 2001. A contract review system for the ongoing identification of derivative transactions (freestanding and embedded in host transactions) was implemented during the fourth quarter of 2000 and Central Hudson believes that all contracts that contain derivative transactions have been identified. The majority of the transactions reviewed qualify for the "normal purchases and normal sales" exception and include commodity transactions for the purchase and/or sale of natural gas, electricity and petroleum products. The derivative transactions that do not qualify for the exception are those resulting from hedging activities consistent with Central Hudson's risk management policy relating to the use of derivative instruments. Hedge instruments for Central Hudson were not redesignated under the provisions of SFAS 133 because the related gains and losses are included as part of Central Hudson's total commodity costs reconciled in its gas and fuel adjustment clauses and thus, deferrable under these mechanisms. The implementation of SFAS 133 will not have a significant impact on the financial results of Central Hudson since the majority of its transactions are either excluded under the "normal purchases and normal sales" exception or qualify for hedge accounting. Had Central Hudson implemented SFAS 133 as of December 31, 2000, it would have recognized a negative $3.2 million deferral to Other Comprehensive Income, the current fair value of hedges that would be redesignated under SFAS 133 provisions.

         In February 1996, the FASB issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. Over the past four years, this exposure draft has been the source of continual debate. On February 17, 2000, the FASB issued an exposure draft entitled "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," to amend its initial draft and which proposed that the exposure draft be effective for financial statements for fiscal years beginning after June 15, 2001. During the first quarter of 2001, the FASB will continue to redeliberate issues raised in comment letters received and a final statement is expected to be issued during the second quarter of 2001. If the accounting standard proposed in this exposure draft were adopted, it could result in higher annual provisions for removal or decommissioning to be recognized earlier in the operating life of nuclear and other generating units and an accelerated recognition of the decommissioning obligation. The FASB is continuing to explore various issues associated with this project, including liability measurement and recognition issues, and the resulting final pronouncement could be different from that proposed in the exposure draft. Central Hudson can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of Central Hudson.

        The Nuclear Regulatory Commission ("NRC") issued a policy statement on the Restructuring and Economic Deregulation of the Electric Utility Industry ("Policy Statement") in 1997. The Policy Statement addresses the NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety and reserves. It gives the NRC the right, in highly unusual situations where adequate protection of public health and safety would be compromised, to consider imposing joint and several liability on minority co-owners when one or more co-owners have defaulted on their contractual obligations. On January 5, 1999, the NRC commenced review of a petition for rulemaking filed by a group of utilities which are non-operating joint owners of nuclear plants. These utilities requested that the enforcement provisions of the NRC regulations be amended to clarify NRC policy regarding the potential liability of joint owners if other joint owners become financially incapable of bearing their share of the burden for safe operation or decommissioning of a nuclear power plant. On July 25, 2000, the NRC denied the petition and reaffirmed its position recognizing joint and several regulatory responsibility on co-owners. Central Hudson is unable to predict how this increased stringency may affect the results of operations or financial condition of the Nine Mile 2 Plant.

NOTE 2 - REGULATORY MATTERS

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

         In response to the May 1996 Order of the PSC issued in its generic Competitive Opportunities Proceeding ("Proceeding"), Central Hudson, the PSC Staff and certain other parties entered into an Amended and Restated Settlement Agreement, dated January 2, 1998. The PSC approved the Amended and Restated Settlement Agreement by its final Order issued and effective June 30, 1998, which Order was subsequently amended (hereinafter called the "Agreement").

         Shortly after the PSC issued its May 1996 Order, Central Hudson and other electric utilities filed a court challenge to the Order, which was later denied. Central Hudson, the other electric utilities and the Public Utility Law Project ("PULP"), which had intervened in the proceeding, appealed the denial. PULP subsequently filed court challenges to the PSC's Order approving the Agreement of Central Hudson and of other electric utilities. Central Hudson subsequently moved to dismiss PULP's challenge to the Agreement. In August 1999, Central Hudson and other electric utilities filed with the court a request to withdraw their appeal of the denial of their challenge to the PSC's May 1996 Order without prejudice, subject to restoration of the appeal should PULP's challenge to the restructuring agreement of any of the electric utilities be successful. The request to withdraw the appeal without prejudice was granted by the Appellate Court on January 12, 2000. The appeal of PULP remains pending at this time, and Central Hudson can make no prediction as to the potential outcome.

         The Agreement generally includes the following major provisions: (i) continuation of a basic electric rate freeze, along with a phase-in of retail access, for residential, commercial and small industrial customers through June 2001; (ii) a 5% reduction in base electric rates for large industrial customers;
(iii) a 10.6% return on equity ("ROE") cap with excess earnings, if any, deferred for stranded cost mitigation (as of December 31, 2000, Central Hudson has recorded an estimated regulatory liability of $7.7 million due to excess earnings); (iv) a reasonable opportunity to recover all prudently incurred strandable costs, defined as "production expenditures made by Central Hudson in fulfilling its obligation to serve and provide safe, reliable electric service to customers within its franchise territory which are not expected to be recoverable in a competitive electricity market"; (v) functional separation of Central Hudson's Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and its interest in the Roseton Plant in 1998; (vi) transfer of title by an auction of Central Hudson's Danskammer Plant and its interest in the Roseton Plant to be completed by June 30, 2001 (a subsidiary of Central Hudson was given the option to bid, and the PSC reserved its authority to require an auction and transfer of Central Hudson's fossil-fueled electric generating assets prior to June 30, 2001, if this action was found by the PSC to be in the public interest); (vii) approval to effect a holding company restructuring not later than June 30, 2001; (viii) certain regulation of Central Hudson's operations;
(ix) standards of conduct in transactions between Central Hudson and the competitive business subsidiaries of Energy Group; (x) prohibitions against Central Hudson making loans to Energy Group or any other affiliate or Central Hudson guaranteeing debt of Energy Group or any other affiliate; (xi) limitations on the transfer of Central Hudson employees to subsidiaries and on the use of Central Hudson officers in common with subsidiaries and (xii) permission for Central Hudson to transfer up to $100 million of equity to the competitive business subsidiaries up to the earlier of (a) receipt by Central Hudson of the proceeds of the sale of the Roseton and Danskammer Plants or (b) June 30, 2001.

In addition, the PSC directed the PSC Staff to provide assurance that Central Hudson did not incur imprudent generation costs which could be avoided by divestiture of fossil-fueled electric generating assets prior to June 30, 2001, and a provision dealing with mergers and acquisitions; namely, that Central Hudson will have the flexibility to retain, on a cumulative basis, all savings associated with an acquisition or merger with another utility for a period of five years from the date of closing of any merger or acquisition, up to the amount of the acquisition premium paid over the lesser of book value or fair market value of assets merged or acquired. Savings in excess of the recovery of this premium will be disposed of by the PSC for the benefit of customers.

         Under the Agreement, the consideration received by Central Hudson in an auction, referred to in (vi) of the second preceding paragraph above, will, up to the net book value of the assets sold, be available for disposition for the benefit of shareholders without PSC approval. Any excess over net book value will be required to be used to offset Central Hudson's fossil-fueled generation related regulatory assets and, to the extent of any remaining consideration, to reduce the book cost of Central Hudson's investment in the Nine Mile 2 Plant.

         Also under the Agreement, Central Hudson could retain for Unregulated Investments, an additional amount of consideration equal to 10% of the consideration of the sale in excess of the net book value of its interest in the Plants (the "Earned Auction Incentive"), and the aggregate of all consideration to be available to Central Hudson was not to exceed $17.5 million ("Cap").

         On February 23, 2000, the PSC approved the auction plan ("Auction Plan") filed by Central Hudson for a combined auction of the Roseton Plant and the Danskammer Plant and Central Hudson's request for PSC approval of certain accounting and rate-making proposals relating to the Agreement, including the following: (i) an increase in the Cap, on a formula basis, not to exceed $18.5 million; (ii) to have any Earned Auction Incentive recognized as income over a period of three to five years and (iii) to have the Earned Auction Incentive apply not just to Central Hudson's interest in the Roseton and Danskammer Plants, but also to the gross consideration received from a combined auction of the Plants, less the gross proceeds to be provided to the other owners of the Roseton Plant.

SALE OF GENERATING PLANTS

         Based on the competitive bidding processes approved in the Auction Plan, Central Hudson entered into an agreement, dated August 7, 2000, with affiliates of Dynegy Power Corp. (collectively "Dynegy") to sell the Danskammer Plant and, together with the other cotenant owners, entered into an agreement with Dynegy, also dated August 7, 2000, to sell the Roseton Plant. The PSC, by order issued and effective on December 20, 2000, and thereafter clarified, approved these sales.

         On January 30, 2001 ("Closing") Central Hudson, after a competitive bidding process, sold its Danskammer Plant and its interest in the Roseton Plant to Dynegy. Although provided for in the Agreement, Central Hudson's right for a subsidiary to participate in the auction process of the Plants was not exercised.

         The approximately $713 million proceeds to Central Hudson from the sale will be applied to recover the book value of these Plants and the net related regulatory assets of Central Hudson's interest in these Plants, and the excess is expected to be sufficient to recover the net plant costs and deferred finance charges for the Nine Mile 2 Plant.

         Central Hudson, together with Niagara Mohawk, New York State Electric & Gas Corporation ("NYSEG") and Rochester Gas and Electric Corporation ("Rochester"), has contracted to sell its interest in the Nine Mile 2 Plant to Constellation Energy Corporation ("Constellation"). The closing of that sale is expected to occur by mid-2001, subject to receipt of all regulatory approvals. Long Island Lighting Company ("LILCO"), d/b/a Long Island Power Authority ("LIPA"), will not participate in the sale.

         After the Closing, and after the sale of Central Hudson's interest in the Nine Mile 2 Plant, Central Hudson remains obligated to continue to serve its electric customers. Central Hudson cannot predict the amount of service that it will be obligated to provide or the cost or availability of electricity to satisfy its customer service obligations. To partially supply its full service customers, Central Hudson has entered into an agreement with Dynegy to purchase capacity and energy from January 30, 2001 through October 31, 2003 (with the right of Central Hudson to extend that period to October 31, 2004). Central Hudson has also entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant during the ten-year period beginning on the sale of that Plant. In the case of each of these contracts, the energy will be purchased at defined prices which escalate over the life of the contract. These defined price contracts were entered into to provide a measure of stability to the prices Central Hudson will charge its full service electric customers.

IMPACT OF SETTLEMENT AGREEMENT ON ACCOUNTING POLICIES

         The Agreement created certain changes to Central Hudson's accounting policies. Central Hudson's accounting policies conform to generally accepted accounting principles, which, for regulated public utilities, include SFAS 71. Under SFAS 71, regulated companies apply AFDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in rates. If some of an enterprise's operations are regulated and meet the appropriate criteria, SFAS 71 is applied only to that regulated portion of the enterprise's operations. However, if cash flows from the regulated business are for recovery of regulatory assets of the fossil-fueled generating plants, those regulatory assets may remain on the balance sheet. The requirement of Central Hudson to divest its fossil-fueled generating plants resulted in SFAS 71 no longer applying to those assets and instead of applying AFDC to construction projects at the fossil-fueled generating plants, capitalized interest is now applied to qualifying projects.

         At December 31, 2000 and 1999, net regulatory assets associated with the fossil-fueled generating assets, including asbestos litigation costs and Clean Air Act credits, totaled $1.9 million and $2.5 million, respectively. The fossil-fueled net regulatory assets were offset at the Closing by the fossil auction sale proceeds in excess of the net book value of the Danskammer Plant and Central Hudson's interest in the Roseton Plant.

Summary of Regulatory Assets and Liabilities

         The following table sets forth Central Hudson's regulatory assets and liabilities:

At December 31,                            2000        1999
--------------------------------------------------------------
REGULATORY ASSETS (DEBITS):                 (In Thousands)

Deferred finance charges -
  Nine Mile 2 Plant .................    $ 65,036    $ 66,181
Income taxes recoverable
  through future rates ..............      26,129      26,426
Deferred Newburgh Gas Site (Note 9) .      15,612      15,114
Other ...............................      48,453      29,766
                                         --------    --------
  Total Regulatory Assets ...........    $155,230    $137,487
                                         --------    --------

REGULATORY LIABILITIES (CREDITS):

Deferred finance charges -
  Nine Mile 2 Plant .................    $     --    $  4,431
Income taxes refundable .............      23,414      15,978
Deferred Nine Mile 2 Plant costs ....      22,534      20,895
Deferred pension costs overcollection
 (Note 8) ...........................      10,108       6,545
Deferred OPEB costs overcollection
 (Note 8) ...........................      19,049      13,035
Customer benefits account ...........      14,418       9,158
Other ...............................      29,051      16,997
                                         --------    --------
  Total Regulatory Liabilities ......    $118,574    $ 87,039
                                         --------    --------

     Net Regulatory Assets ..........    $ 36,656    $ 50,448
                                         ========    ========

       Some of the significant regulatory assets and liabilities include:

         DEFERRED FINANCE CHARGES - NINE MILE 2 PLANT: During the construction of the Nine Mile 2 Plant, the PSC authorized the inclusion in rate base of increasing amounts of Central Hudson's investment in that Plant. Central Hudson did not accrue AFDC on any of the Nine Mile 2 Plant construction work in progress ("CWIP") which was included in rate base and for which a cash return was being allowed; however, the PSC ordered, effective January 1, 1983, that amounts be accumulated in deferred debit and credit accounts equal to the amount of AFDC which was not being accrued on the CWIP included in rate base ("Mirror CWIP"). The balance in the deferred credit account was available to reduce future revenue requirements by amortizing portions of the deferred credit to other income or by the elimination through writing off other deferred balances as directed by the PSC. When amounts of the deferred credit were applied in order to reduce revenue requirements, amortization was started for a corresponding amount of the deferred debit, which amortization was to continue on a level basis over the remaining life of the Nine Mile 2 Plant and result in recovery of the corresponding amount through rates. The net effect of this procedure was to be that at the end of the amortization period for the deferred credit, the accounting and rate-making treatment was the same as if the Nine Mile 2 Plant CWIP had not been included in rate base during the construction period.

         As authorized by PSC Order issued and effective February 11, 1994 in an electric rate proceeding, a $6 million deferred Mirror CWIP credit was to be amortized annually. The Mirror CWIP credit was fully amortized in 2000, and under provisions of the Agreement, the amortization was replaced with amortization of other deferred credits. The current level of the deferred debit amortization of $1.1 million is based on the level of deferred credits that have been used through the most recent rate year. The remaining deferred debit will be written off in 2001 as part of the sale of the Roseton and Danskammer Plants and amortization of the deferred debit will be discontinued. Other deferred credits will continue to be amortized until new rates are established pursuant to the restructuring petition discussed under "Rate Proceedings - Electric and Gas" below.

         INCOME TAXES RECOVERABLE/REFUNDABLE: The adoption of SFAS 109 in 1993 increased Central Hudson's net deferred tax obligation. As it is probable that the increase will be recovered from customers, Central Hudson established a net regulatory asset for the recoverable future taxes. The SFAS 109 amounts related to the sale of the Roseton and Danskammer Plants and the Nine Mile 2 Plant were eliminated at the time of the Closing, with no impact on earnings.

         DEFERRED NINE MILE 2 PLANT COSTS: The existing rate-making for the Nine Mile 2 Plant, as directed by the PSC in its Order on Nine Mile 2 Operating and Capital Forecast for 1996 ("Supplement No. 5"), provides for the deferral of the difference between actual and authorized operating and maintenance expenses. Supplement No. 5 continues in effect until changed by a subsequent rate order. For 2000 and 1999, the Nine Mile 2 Plant incurred less actual expense than authorized, and Central Hudson's share has been recorded as a regulatory liability in accordance with Supplement No. 5.

         CUSTOMER BENEFITS ACCOUNT:: The Agreement requires that Central Hudson set aside $10.0 million per calendar year in a Customer Benefits Account to fund rate reductions and retail access options. Funding sources include $3.0 million from shareholder sources, $3.5 million from fuel cost savings generated by the installation of Central Hudson's coal dock unloading facility at the Danskammer Plant and $3.5 million from deferred credits related to the reconciliation of pension and other post-employment benefit costs. The Agreement also stipulates that unused funding accumulated to the end of the Agreement term is to be used for offsetting strandable costs or providing other ratepayer benefits.

RATE PROCEEDINGS - ELECTRIC AND GAS

         On August 1, 2000, Central Hudson filed a major rate and restructuring request with the PSC which proposes, among other things: (a) unbundled gas and electric delivery rates, (b) purchased power and gas cost recovery mechanisms,
(c) retail choice for all customers, (d) to increase its return on equity to 12%, (e) removal of all fossil production costs, (f) enhanced electric reliability programs, and (g) a performance incentive and penalty system to reflect Central Hudson's performance on meeting important customer service objectives. New electric and gas delivery prices resulting from this filing would go into effect on July 1, 2001 at the expiration of the Agreement. Also pursuant to the Agreement, interim electric delivery rates reflecting the sale of Central Hudson's interests in the Roseton and Danskammer Plants became effective on February 1, 2001. Central Hudson can made no prediction as to what determinations the PSC will make with respect to this filing. The PSC is expected to act on this request by July 1, 2001.

INDEPENDENT SYSTEM OPERATOR

         Central Hudson was a member of the New York Power Pool ("NYPP"), whose members, major investor-owned New York State electric utility companies, LILCO, d/b/a LIPA, and the Power Authority of the State of New York ("PASNY"), by agreement, provided for coordinated operation of their bulk power electric systems.

         As part of the ongoing discussions regarding the restructuring of the electric industry in New York State referred to under the caption "Competitive Opportunities Proceeding Settlement Agreement" of this Note 2, proposals were made to terminate the NYPP and establish the following: a new market structure that included as its key elements the establishment of an Independent System Operator ("NYS ISO") and the New York State Reliability Council ("Reliability Council"), collectively to replace the NYPP. On September 15, 1999, FERC gave its final approval for the NYS ISO and the Reliability Council. In November 1999, the NYPP was terminated and the NYS ISO and Reliability Council began operations.

         The NYS ISO is open to buyers, sellers, consumers and transmission providers; each of these groups is represented on the Board of Directors of the NYS ISO, which is a not-for-profit New York corporation. The Reliability Council's mission is to promote and preserve the reliability of the bulk power system within New York State through its primary responsibility for the promulgation of reliability rules; the NYS ISO developed the procedures necessary to operate the system within these reliability rules. The Reliability Council is governed by a committee comprised of transmission providers and representatives of buyers, sellers and consumer and environmental groups.

NOTE 3 - NINE MILE 2 PLANT

GENERAL

         The Nine Mile 2 Plant is located in Oswego County, New York, and is operated by Niagara Mohawk. The Nine Mile 2 Plant is owned as tenants-in-common by Central Hudson (9% interest), Niagara Mohawk (41% interest), NYSEG (18% interest), LILCO, d/b/a LIPA (18% interest) and Rochester (14% interest). Central Hudson, together with Niagara Mohawk, NYSEG and Rochester, has contracted to sell its interest in the Nine Mile 2 Plant to Constellation. The closing of that sale is expected to occur by mid-2001, subject to receipt of all regulatory approvals. LILCO, d/b/a LIPA, will not participate in the sale.

         In addition to the Nine Mile 2 Plant, Niagara Mohawk also contracted with Constellation to sell the Unit No. 1 of the Nine Mile Point Nuclear Station ("Nine Mile 1 Plant"). Under the contract to sell the Nine Mile 2 Plant, Constellation is not required to close unless it simultaneously has closed on the Nine Mile 1 Plant.

         Upon the sale of the Nine Mile 2 Plant, Central Hudson will receive $74 million, including $32 million to be paid at closing and another $42 million in principal and interest payments in five annual installments. As part of a purchase power agreement with Constellation, Central Hudson will also buy, at negotiated competitive prices, 90 percent of the electricity currently received from the Nine Mile 2 Plant for the next ten years. After the completion of the purchase power agreement, a revenue sharing agreement begins which will provide a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021. Both the purchase power agreement and revenue sharing agreement are based on plant output.

         The output of the Nine Mile 2 Plant, which has a rated net capability of 1,143 MW, is shared, and the operating expenses of the Plant are allocated to the cotenants in the same proportions as the cotenants' respective ownership interests. Central Hudson's share of direct operating expense for the Nine Mile 2 Plant is included in the appropriate expense classifications in the accompanying Consolidated Statement of Income.

RADIOACTIVE WASTE

         Niagara Mohawk has contracted with the U.S. Department of Energy ("DOE") for disposal of high-level radioactive waste ("spent fuel") from the Nine Mile 2 Plant. Despite a court order reaffirming the DOE's obligation to accept spent nuclear fuel by January 31, 1998, the DOE has forecast the start of operations of its high-level radioactive waste repository to be no earlier than 2010. Central Hudson has been advised by Niagara Mohawk that the Nine Mile 2 Plant spent fuel storage pool has a capacity for spent fuel that is adequate until 2012. If the DOE schedule slippage should occur, facilities that extend the on-site storage capability for spent fuel at the Nine Mile 2 Plant beyond 2012 would need to be acquired, should the sale of that Plant not occur.

NUCLEAR PLANT DECOMMISSIONING COSTS

         Central Hudson's 9% share of costs to decommission the Nine Mile 2 Plant is estimated to be approximately $209.6 million ($86.2 million in 2000 dollars) and assumes that decommissioning will begin shortly after the operating license expires in the year 2026. This estimate is based upon a site-specific study completed in December 1995.

         Central Hudson makes annual contributions of $868,000 to a qualified external decommissioning trust fund. The total annual amount allowed in rates is $999,000, but the maximum annual tax deduction allowed is $868,000. Currently, the difference between the rate allowance and the amount contributed to the external qualified fund is recorded as an internal reserve, and the funds are held by Central Hudson.

         The qualified external decommissioning trust fund at December 31, 2000 and 1999, amounted to $16.6 million and $17.4 million, respectively, including net reinvested earnings to date of $7.3 million. The qualified external decommissioning trust fund is reflected in the

Consolidated Balance Sheet in "Other Investments." The internal reserve held by Central Hudson at December 31, 2000 and 1999, amounted to $2.0 million and $1.8 million, respectively.

         As part of the sale of the Nine Mile 2 Plant, the external decommissioning fund and the obligation of the selling owners for decommissioning will be transferred to Constellation.

NOTE 4 - INCOME TAX

         Central Hudson and its affiliates file a consolidated federal income tax return.

         In 2000, New York State law was changed so that Central Hudson and other New York State utilities are now subject to a state income tax. The tax law repealed the .75 percent tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced it with an income-based tax under Article 9-A of the New York State Tax Law. Central Hudson and its affiliates will also file a consolidated state income tax return. See
Note 2 - "Regulatory Matters - Summary of Regulatory Assets and Liabilities" for additional information regarding Central Hudson's income taxes.

COMPONENTS OF INCOME TAX

         The following is a summary of the components of state and federal income tax as reported in the Consolidated Statement of Income:



                                                     2000             1999         1998
                                                   -------           ------       ------
                                                               (In Thousands)

Charged to operating expense:
  Federal income tax .............................    $ 27,297     $ 22,254     $ 28,408
  State income tax ...............................       5,582         --           --
  Deferred federal income tax ....................       2,725        5,598        1,367
  Deferred state income tax ......................         770         --           --
                                                      --------     --------     --------
    Income tax charged to
      operating expense ..........................      36,374       27,852       29,775
                                                      --------     --------     --------
Charged (credited) to other income and deductions:
  Federal income tax .............................       1,142        1,670          335
  State income tax ...............................         189         --           --
  Deferred federal income tax ....................        (731)      (1,378)      (1,483)
  Deferred state income tax ......................         176         --           --
                                                      --------     --------     --------
    Income tax (credited)
      to other income and
          deductions .............................         776          292       (1,148)
                                                      --------     --------     --------

    Total income tax .............................    $ 37,150     $ 28,144     $ 28,627
                                                      ========     ========     ========


RECONCILIATION: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the Consolidated Statement of Income:


                                          2000               1999             1998
                                         --------           --------         --------
                                                      (In Thousands)
Net income ............................    $ 49,365      $ 48,651      $ 49,314
Preferred Stock Dividend of Central
  Hudson ..............................       3,230         3,230         3,230
Federal income tax ....................      28,437        23,924        28,743
State income tax ......................       5,771            --            --
Deferred federal income tax ...........       1,994         4,220          (116)
Deferred state income tax .............         946            --            --
                                           --------      --------      --------
  Income before taxes .................    $ 89,743      $ 80,025      $ 81,171
                                           ========      ========      ========

Computed federal tax @ 35%
 statutory rate .......................    $ 31,410      $ 28,008      $ 28,396
SIT net of federal tax benefit ........       4,958            --            --
Increase (decrease) to computed
 tax due to:
  Pension expense .....................      (5,822)       (3,697)       (4,486)
  Deferred finance charges -
    Nine Mile 2 Plant .................      (2,480)       (1,699)       (1,700)
  Alternative minimum tax .............          --            --        (1,048)
  Tax depreciation ....................       2,786          (550)        4,248
  Customer Benefits Account ...........       2,288         1,299         1,906
  Deferred gas costs ..................      (2,140)        1,078           375
  NYPP Assessment - NYS ISO
    Transition Cost ...................       1,892          (798)         (405)
  Deferred Fossil Generation Separation
    Cost ..............................      (2,251)         (507)         (245)
  Deferred Excess Earnings ............       2,099           982           228
  Unbilled Revenue ....................       3,803           315          (414)
  OPEB Expense ........................       1,886         1,587         1,306
  Deferred Electric Fuel Costs ........      (2,011)         (897)          100
  Other ...............................      (2,208)       (1,197)          482
                                           --------      --------      --------
Subtotal income tax ...................      34,210        23,924        28,743
Deferred income tax ...................       2,940         4,220          (116)
                                           --------      --------      --------
  Total income tax ....................    $ 37,150      $ 28,144      $ 28,627
                                           ========      ========      ========

Effective tax rate ....................        41.4%         35.0%         35.2%
                                           ========      ========      ========



         The effective tax rate for 2000 consists of a 36.6% effective rate for federal income taxes and a 4.8% effective rate for state income taxes. The effective tax rates for 1999 and 1998 are solely the effective tax rates for federal income tax.

         The following is a summary of the components of deferred taxes at December 31, 2000 and 1999, as reported in the Consolidated Balance Sheet:

                                              2000        1999
                                             ------      -------
                                              (In Thousands)
Accumulated Deferred Income
   Tax Assets:
         Future tax benefits on
           investment tax credit basis
           difference ..................    $ 12,426    $ 13,229
         Unbilled revenues .............       9,521       5,718
         Other .........................      57,838      37,844
                                            --------    --------
 Accumulated Deferred Income
   Tax Assets ..........................    $ 79,785    $ 56,791
                                            --------    --------

Accumulated Deferred Income
   Tax Liabilities:
         Tax depreciation ..............    $179,120    $179,927
         Accumulated deferred investment
           tax credit ..................      23,076      24,569
         Future revenues - recovery of
           plant basis differences .....      11,825       8,787
         Other .........................      60,212      42,749
                                            --------    --------
 Accumulated Deferred Income
   Tax Liabilities .....................    $274,233    $256,032
                                            --------    --------

 Net Accumulated Deferred Income
   Tax Liability .......................    $194,448    $199,241
                                            ========    ========

NOTE 5 - SHORT-TERM BORROWING ARRANGEMENTS

         Central Hudson has in effect a revolving credit agreement with four commercial banks which allows it to borrow up to $50 million through October 23, 2001 ("Borrowing Agreement"). Compensating balances are not required under the Borrowing Agreement. In addition, Central Hudson maintains confirmed lines of credit totaling $1.5 million with regional banks. There were no outstanding loans under the Borrowing Agreement or the line of credit at December 31, 2000 or 1999. In order to diversify its sources of short-term financing, Central Hudson has entered into short-term credit facilities agreements with several commercial banks. At December 31, 2000, Central Hudson had outstanding short-term debt of $25 million. Authorization from the PSC limits the amount Central Hudson may have outstanding, at any time, under all of its short-term borrowing arrangements to $52 million in the aggregate.

NOTE 6 - CAPITALIZATION - CAPITAL STOCK
Common Stock, $5.00 par value; 30,000,000 shares authorized:



                                           Common Stock                             Reacquired
                                    ----------------------------     Paid-In          Capital
                                       Shares          Amount        Capital           Stock
                                    Outstanding        ($000)         ($000)           ($000)
                                    -----------     ------------   ------------     ------------
January 1, 1998 ................     17,279,787     $    87,775     $   284,465     $    (9,398)
 Repurchased under common
  stock repurchase plan ........       (417,700)             --              --         (17,745)
                                    -----------     -----------     -----------     -----------
December 31, 1998 ..............     16,862,087          87,775         284,465         (27,143)
 Cancellation - Reacquired Stock             --          (3,464)        (11,227)         27,143
                                    -----------     -----------     -----------     -----------
December 31, 1999 ..............     16,862,087          84,311         273,238              --
                                    -----------     -----------     -----------     -----------
December 31, 2000 ..............     16,862,087     $    84,311     $   273,238     $        --
                                    ===========     ===========     ===========     ===========


CUMULATIVE PREFERRED STOCK, Central Hudson, $100 par value; 1,200,000 shares authorized:

                                                    Shares Outstanding
                        Final      Redemption       ------------------
                      Redemption     Price             December 31,
          Series        Date        12/31/00         2000       1999
          ------     -----------  ------------       ----       ----

Not Subject to Mandatory Redemption:
        4 1/2%                      $107.00          70,300     70,300
         4.75%                       106.75          20,000     20,000
         4.35%                       102.00          60,000     60,000
         4.96%                       101.00          60,000     60,000
                                                    -------    -------
                                                    210,300    210,300
                                                    -------    -------
Subject to Mandatory Redemption:
         6.20%      10/1/08 (a)(c)                  200,000    200,000
         6.80%      10/1/27 (b)(c)                  150,000    150,000
                                                    -------    -------
                                                    350,000    350,000
                                                    -------    -------
                          Total ........            560,300    560,300
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

(c) Planned to be repurchased with proceeds from the sale of fossil generation plants.


         Central Hudson had no cumulative preferred stock redemptions or issuances during 2000 and 1999.

         In 2001, Central Hudson expects to redeem or repurchase a significant percentage of its long-term debt and preferred stock and expects a reduction in debt expense and effective rate. The amount of the reduction depends on the outcome of Central Hudson's pending regulatory proceeding before the PSC, described above under the caption "Rate Proceedings - Electric and Gas" in Note 2 - "Regulatory Matters" hereof.

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

NOTE 7 - CAPITALIZATION - LONG-TERM DEBT

         Details of long-term debt are as follows:



         Series                      Maturity Date                           December 31,
         ------                      -------------                  ----------------------------
First Mortgage Bonds:                                                2000                 1999
                                                                     ----                 ----
                                                                             (In Thousands)
 6.10% (a)(d)                            April 28, 2000         $      --                $  10,000
 7.70% (a)(e)                             June 12, 2000                --                   25,000
 7.97% (a)                                June 11, 2003             8,000                    8,000
 7.97% (a)                                June 13, 2003             8,000                    8,000
 6.46% (a)                                Aug. 11, 2003            10,000                   10,000
 6 1/4%(b)                                June  1, 2007             4,130                    4,230
 9 1/4%                                   May   1, 2021            70,000                   70,000
 8.12% (a)                                Aug. 29, 2022            10,000                   10,000
 8.14% (a)                                Aug. 29, 2022            10,000                   10,000
                                                                ---------                ---------
                                                                  120,130                  155,230
Promissory Notes:
1998 Series A (4.20%)(c)                   Dec.  1, 2028           16,700                   16,700
5.93% (a)                                 Sept. 10, 2001           15,000                   15,000
7.85% (a)                                 July   2, 2004           15,000                   15,000
1999 Series C (7.32%)(a)                  June  13, 2001           40,000                       --
1999 Series C (7.05%)(a)                  June  30, 2001            7,500                       --
1999 Series C (6%)(a)                     Jan.  15, 2009           20,000                   20,000
1999 Series A (5.45%)(c)                  Aug.   1, 2027           33,400                   33,400
1999 Series B (Var. rate)(c)              July   1, 2034           33,700                   33,700
1999 Series C (Var. rate)(c)              Aug.   1, 2028           41,150                   41,150
1999 Series D (Var. rate)(c)              Aug.   1, 2028           41,000                   41,000
                                                                ---------                ---------
                                                                  263,450                  215,950
Unamortized Discount on Debt                                         (601)                    (629)
                                                                ---------                ---------
                      Total long-term debt                      $ 382,979                $ 370,551
                                                                ---------                ---------
Less Current Portion                                              (62,610)                 (35,100)
                                                                ---------                ---------
                                                                $ 320,369                $ 335,451
                                                                =========                =========


(a)       Issued under Central Hudson's Medium-Term Note Program.

(b) First Mortgage Bonds issued in connection with the sale by the New York State Energy Research and Development Authority ("NYSERDA") of tax-exempt pollution control revenue bonds.

(c) Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.

(d)       Redeemed April 28, 2000.

(e)       Redeemed June 12, 2000.

LONG-TERM DEBT MATURITIES

         The aggregate principal amounts of Central Hudson long-term debt maturing for the next five years, including sinking fund requirements, and thereafter are as follows: $62.6 million in 2001, $.1 million in 2002, $26.1 million in 2003, $15.1 million in 2004 and $279.7 million thereafter.

MEDIUM-TERM NOTES

         On January 15, 1999, Central Hudson issued and sold a $20 million tranche of its unsecured Medium-Term Notes, Series C, under its Medium-Term Note program. The notes bear a fixed annual interest rate of 6.00%, mature on January 15, 2009, and are not redeemable at the option of Central Hudson prior to maturity. The net proceeds to Central Hudson from the sale of these notes were $19.875 million or 99.875% (before deducting expenses). The proceeds were applied to the payment at maturity on January 15, 1999, of a $20 million tranche of Central Hudson's unsecured Medium- Term Notes, Series A, that bore interest at a fixed annual interest rate of 5.38%.

         On January 31, 2000, Central Hudson issued and sold a $7.5 million tranche of its unsecured Medium-Term Notes, Series C, under its Medium-Term Note program. The notes bear a fixed annual interest rate of 7.05%, mature June 30, 2001, and are not redeemable prior to maturity. The net proceeds to Central Hudson from the sale of the notes were $7.489 million or 99.85% (before deducting expenses). The proceeds were applied to the payment of working capital requirements of Central Hudson.

         On June 13, 2000, Central Hudson issued and sold a $40 million tranche of its unsecured Medium-Term Notes, Series C, under its Medium-Term Note program. The notes bear a fixed annual interest rate of 7.32%, mature on June 13, 2001, and are not redeemable prior to maturity. The net proceeds to Central Hudson from the sale of the notes were $39.94 million or 99.85% (before deducting expenses). The proceeds were applied to redeem maturing debt.

Use of Proceeds from Sale of Generating Plants

         On January 30, 2001, Central Hudson sold its Danskammer Plant and its interest in the Roseton Plant to Dynegy and received cash proceeds of approximately $713 million, subject to possible post-Closing adjustments. The following disposition of the approximately $713 million cash proceeds by Central Hudson is anticipated:

                                                                    $ Million
                                                                    ---------
Payment of transaction related costs                                    35
Payment of state and federal income taxes                              247
Redemption and repurchase of long-term debt of Central Hudson          188
Repurchase of preferred stock of Central Hudson                         36
Payment of dividend to Energy Group (this amount has been paid)        207
                                                                      ----
                            Total                                     $713

         The amounts shown above are estimated. In particular, the amounts shown as redemption and repurchase of long-term debt and preferred stock depend on the outcome of Central Hudson's pending rate and restructuring proceeding before the PSC, described in the caption "Rate Proceedings - Electric and Gas" in Note 2 - "Regulatory Matters" hereof. As a result, the amounts ultimately agreed to by settlement among the parties to that proceeding and/or approved by the PSC could differ from the amounts shown.

         Pending disposition for the purposes shown above, cash balances will be invested in highly-liquid, high-quality marketable securities.

NYSERDA

         On August 3, 1999, Central Hudson refinanced its 7 3/8% Series Pollution Control Bonds issued on its behalf in 1984 in the aggregate principal amount of $33.4 million by NYSERDA by refunding the bonds with the proceeds of the issuance and sale on that date of $33.4 million aggregate principal amount of a new series of NYSERDA bonds (the "1999 NYSERDA Bonds, Series A"). The 1999 NYSERDA Bonds, Series A, carry an effective interest rate of 5.47%, are unsecured and are insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. As a part of the refinancing, the maturity of these bonds was extended from October 1, 2014 to August 1, 2027.

         On August 3, 1999, Central Hudson refinanced its 1985 Series A and B and its 1987 Series A and B NYSERDA Bonds, $115.85 million aggregate principal amount, all of which series were subject to weekly repricing, with three new series of NYSERDA Bonds: 1999 Series B, $33.7 million principal amount, 1999 Series C, $41.15 million principal amount and 1999 Series D, $41.0 million principal amount (the "1999 NYSERDA Bonds, Series B, C, D"). The 1999 NYSERDA Bonds, Series B, C, D are in multi-modal form, which allows Central Hudson to convert these series to various variable rate modes as well as to fix the rate of interest for periods of time up to the remaining life of the bonds. The 1999 NYSERDA Bonds, Series B, C, D were initially issued in Dutch Auction mode, under which the rate of interest is determined every 35 days by an auction process. The 1999 NYSERDA Bonds, Series B, C, D are unsecured and insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. As part of the refinancing, the maturities of the refinanced series were extended to August 1, 2028, except that the maturity date of the 1987 Series B, which is subject to alternative minimum tax, was extended to July 1, 2034. In its rate orders, the PSC has authorized deferred accounting for the interest costs on Central Hudson's variable rate NYSERDA Bonds. The authorization provides for full recovery of the actual interest costs supporting utility operations.

         The percent of interest costs supporting utility operations represents approximately 95% of the total costs. The deferred balances under this accounting were $8.2 million and $5.9 million at December 31, 2000 and 1999, respectively, and were included in "Regulatory Assets" in Central Hudson's Consolidated Balance Sheet. These deferred balances are to be addressed in future rate cases.

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

MORTGAGE INDENTURE COVENANT

         Article XXI of Central Hudson's Indenture of Mortgage, pursuant to which Central Hudson's First Mortgage Bonds are outstanding (the "Mortgage"), requires generally that, to the extent that the cost of property additions (as defined in the Mortgage) acquired by Central Hudson during a calendar year is less than the allowance for depreciation on property subject to the Mortgage (calculated pursuant to the Mortgage) for that calendar year, Central Hudson must deposit cash with the Mortgage Trustee in the amount of the deficiency, less certain credits available to Central Hudson under the Mortgage (the "Article XXI Deficiency").

         Any cash deposited with the Mortgage Trustee as a result of an Article XXI Deficiency may be withdrawn by Central Hudson in an amount equal to the cost of property additions acquired by Central Hudson subsequent to that calendar year, or may be applied by the Mortgage Trustee, at the request of Central Hudson, to redeem or purchase outstanding mortgage bonds in accordance with the provisions of the Mortgage. If any cash left on deposit with the Mortgage Trustee for 12 consecutive months or more is in excess of $350,000, the amount of the cash in excess of $250,000 must be applied by the Mortgage Trustee to redeem or purchase mortgage bonds, subject to certain exceptions set forth in the Mortgage. Article XXI of the Mortgage will remain in effect as long as any of Central Hudson's mortgage bonds of any series created prior to 1994 are outstanding under the Mortgage.

         For calendar year 1999, Central Hudson experienced an Article XXI Deficiency in the approximate amount of $7.6 million, in satisfaction of which it deposited with the Mortgage Trustee cash in that amount. The cash deposited was applied by the Mortgage Trustee, at the request of Central Hudson, to the redemption, on April 28, 2000, of its 6.10% Series Mortgage Bonds.

         For calendar year 2000, Central Hudson experienced an Article XXI Deficiency in an amount that is not material, in satisfaction of which it deposited with the Mortgage Trustee cash for the purpose of satisfying the deficiency.

NOTE 8 - POST-EMPLOYMENT BENEFITS

PENSION BENEFITS

         Central Hudson has a non-contributory retirement income plan ("Retirement Plan") covering substantially all of its employees and certain employees of Central Hudson Enterprises Corporation and CH Resources, Inc. The Retirement Plan provides pension benefits that are based on the employee's compensation and years of service. It has been Central Hudson's practice to provide periodic updates to the benefit formula stated in the Retirement Plan.

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

         The pension asset and liability transferred to Dynegy as a result of the sale of the Danskammer and Roseton Plants will be reflected in the amount recorded in 2001 for net periodic pension cost. As authorized by the PSC, any difference between the amount collected in rates and the actual amount recorded as net periodic pension cost will be deferred as either a regulatory asset or liability, as appropriate.

         In addition to the Retirement Plan, Central Hudson's officers and executives are covered under Energy Group's Directors and Executives Deferred Compensation Plan and Supplementary Retirement Plan, effective January 1, 2000. Central Hudson also sponsors a nonqualified Retirement Benefit Restoration Plan.

OTHER POST-RETIREMENT BENEFITS

         Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plan ("Benefit Plan"), including certain retirees of certain affiliates. Substantially all of Central Hudson's employees may become eligible for these benefits if they reach retirement age while working for Central Hudson. These and similar benefits for active employees are provided through insurance companies whose premiums are based on the benefits paid during the year. In order to reduce the total costs of these benefits, Central Hudson requires employees who retired on or after October 1, 1994 to contribute toward the cost of these benefits.

         Central Hudson is fully recovering its net periodic post-retirement costs in accordance with PSC guidelines. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by the actuary under SFAS 106, "Employers Accounting for Post-retirement Benefits Other Than Pensions," is deferred as either a regulatory asset or liability, as appropriate.

         Reconciliations of Pension and OPEB Plans' benefit obligation, plan assets and funded status, as well as the components of net periodic pension cost and the weighted average assumptions (excluding Central Hudson Energy Services, Inc. employees not covered by these plans) are as follows:


                                                         Pension Benefits               Other Benefits
                                                    ---------------------------  ------------------------
                                                      2000              1999        2000          1999
                                                     --------------------------  ------------------------
                                                           In Thousands                 In Thousands
Change in Benefit Obligation:
  Benefit obligation at beginning of year              $ 253,127        $ 270,504      $ 79,997   $ 93,471
    Service cost                                           5,168            6,417         1,826      2,525
    Interest cost                                         19,404           17,546         5,753      5,832
    Participant contributions                               --               --             202        206
    Plan amendments                                          325           10,633          (503)      --
    Benefits paid                                        (16,008)         (13,344)       (2,040)    (3,396)
    Actuarial (gain) or loss                               2,142          (38,629)       (5,103)   (18,641)
                                                       ---------        ---------      --------   --------
Benefit Obligation at End of Year                      $ 264,158        $ 253,127      $ 80,132   $ 79,997
                                                       ---------        ---------      --------   --------

Change in Plan Assets:
  Fair value of plan assets at beginning of year       $ 341,373        $ 309,037      $ 64,008   $ 57,180
    Actual return on plan assets                          34,543           46,487         2,277      5,166
    Employer contributions                                   230              188         3,503      4,448
    Participant contributions                               --               --             202        206
    Benefits paid                                        (16,008)         (13,344)       (2,040)    (2,733)
    Administrative Expenses                               (1,673)            (995)         (314)      (259)
                                                       ---------        ---------      --------   --------
Fair Value of Plan Assets at end of Year               $ 358,465        $ 341,373      $ 67,636   $ 64,008
                                                       ---------        ---------      --------   --------

                                       68


                                                         Pension Benefits               Other Benefits
                                                    ---------------------------  ------------------------
                                                      2000              1999        2000          1999
                                                     --------------------------  ------------------------
                                                           In Thousands                 In Thousands

Reconciliation of Funded Status:
  Funded Status                                        $  94,307        $  88,246      $(12,496)  $(15,989)
  Unrecognized actuarial (gain)                          (61,062)         (73,051)      (27,343)   (28,862)
  Unrecognized transition (asset) or obligation             (794)          (1,430)       36,886     40,465
  Unamortized prior service cost                          27,571           29,309          (109)      (119)
                                                       ---------        ---------      --------   --------
Accrued Benefit Cost                                   $  60,022        $  43,074      $ (3,062)  $ (4,505)
                                                       ---------        ---------      --------   --------
Components of Net Periodic Benefit Cost:
  Service cost                                         $   5,168        $   6,417      $  1,826   $  2,525
  Interest cost                                           19,404           17,546         5,753      5,832
  Expected return on plan assets                         (30,988)         (24,314)       (4,219)    (3,756)
  Amortization of prior service cost                       2,062            1,503           (10)       (10)
  Amortization of transitional (asset) or obligation        (635)            (635)        3,075      3,114
  Recognized actuarial (gain) or loss                    (11,729)          (5,742)       (3,911)    (1,686)
                                                       ---------        ---------      --------   --------
Net Periodic Benefit Cost                              $ (16,718)       $  (5,225)     $  2,514   $  6,019
                                                       ---------        ---------      --------   --------
Weighted-average assumptions of December 31:
  Discount rate                                             7.75%            7.75%         7.75%      7.75%
  Expected long-term rate of return on plan assets          9.75%            9.75%         6.80%      6.80%
  Rate of compensation increase                             4.00%            4.00%         4.00%      4.00%
                                                       ---------        ---------      --------   --------


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

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                          One-Percentage-    One-Percentage-
                                          Point Decrease     Point Increase
                                          --------------     --------------

Effect on total of service
 and interest cost components
 for 2000                                  $  1,108,000       $   (963,000)

Effect on year-end 2000
 postretirement benefit obligation          $10,497,000       $ (9,281,000)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

NUCLEAR LIABILITY INSURANCE

         The Price-Anderson Act is a federal law which limits the public liability which can be imposed with respect to a nuclear incident at a licensed nuclear electric generating facility. The Act also provides for assessment of owners of all licensed nuclear units in the United States for losses in excess of certain limits in the event of a nuclear incident at any such licensed unit. Under the provisions of the Price-Anderson Act, Central Hudson's potential assessment (based on its 9% ownership interest in the Nine Mile 2 Plant and assuming that the other Nine Mile 2 Plant cotenants were to contribute their proportionate shares of the potential assessments) would be $7.6 million (subject to adjustment for inflation), and Central Hudson could be assessed $380,000 (subject to adjustment for inflation) as an additional surcharge, but would be limited to a maximum assessment of $900,000 in any year with respect to any nuclear incident. The public liability insurance coverage of $200 million required under the Price-Anderson Act for the Nine Mile 2 Plant is provided through Niagara Mohawk.

         Central Hudson also carries insurance to cover the additional costs of replacement power (under a Business Interruption and/or Extra Expense Insurance Policy) incurred by Central Hudson in the event of a prolonged accidental outage of the Nine Mile 2 Plant. This insurance arrangement provides for payments of up to $343,000 per week if the Nine Mile 2 Plant experiences a continuous accidental outage which extends beyond 12 weeks. These payments will continue for 52 weeks after expiration of the 12-week deductible period, and thereafter the insurer shall pay 80% of the weekly indemnity for a second and third 52-week period. Subject to certain limitations, Central Hudson may request prepayment, in a lump sum amount, of the insurance payments which would otherwise be paid to it for the third 52-week period, calculated on a net present value basis.

         Central Hudson is insured for its respective interest in the Nine Mile 2 Plant under property damage insurance provided through Niagara Mohawk. The insurance coverage provides $500 million of primary property damage coverage for both Units of the Nine Mile Point Nuclear Station and $2.25 billion of excess property damage coverage solely for the Nine Mile 2 Plant. The insurance covers decontamination costs, debris removal and repair and/or replacement of property.

         Central Hudson intends to maintain, or cause to be maintained, insurance against these risks at the Nine Mile 2 Plant, provided this coverage can be obtained at an acceptable cost until the proposed sale of the Plant is finalized.

PURCHASED POWER COMMITMENTS

         Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of unregulated cogeneration facilities ("IPPs") which meet certain criteria for Qualifying Facilities, as this term is defined in the appropriate legislation. Purchases are made under long-term contracts which require payment at rates higher than what can be purchased on the wholesale market. These costs are currently fully recoverable through Central Hudson's electric fuel adjustment clause, with one exception, for which the impaired portion of the contract has been recognized as a reduction to income in 1998. Central Hudson has contracts with IPPs which represent 6% of Central Hudson's energy purchases in 2000.

ENVIRONMENTAL MATTERS

         Central Hudson is subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. Environmental matters may expose Central Hudson to potential liability which, in certain instances, may be imposed without regard to fault or historical activities which were lawful at the time they occurred. Central Hudson continually monitors its activities in order to determine the impact on the environment and to ensure compliance with various environmental requirements.

         In connection with this regulation, certain permits required for Central Hudson's operation of the Roseton and Danskammer Plants were assigned to Dynegy upon the Closing.

         WATER: In 1992 Central Hudson filed renewal applications for the State Pollution Discharge Elimination System ("SPDES") permits for the Roseton and Danskammer Plants. These permits are required to operate those Plants' cooling water systems and wastewater treatment systems. Central Hudson was a party to a proceeding with other New York utilities before the New York State Department of Environmental Conservation ("NYSDEC") related to the processing of the SPDES permit renewal application for the Roseton Plant. Meetings between the parties were continued in 2000. The NYSDEC intends to take up the SPDES permit renewal for the Danskammer
                                       71

Plant after the Roseton Plant renewal is addressed. The SPDES permits for the Roseton and Danskammer Plants that are subject to the permit renewal proceeding were transferred to the plants' new owner, Dynegy, upon the Closing.

         A citizen suit brought in 1999 by Riverkeeper, Inc., in the United States District Court for the Southern District of New York, against Central Hudson under ss.11 of the Endangered Species Act, 16 U.S.C. ss.1540, seeking injunctive relief from Central Hudson's alleged unpermitted takings of the endangered shortnose sturgeon through the Roseton and Danskammer Plants was dismissed by the Court on January 23, 2001, as a result of the issuance of a permit, on November 29, 2000, by the United States Marine Fisheries Service which allows these takings.

         AIR: The Clean Air Act Amendments of 1990 ("CAA Amendments") added several new programs which address attainment and maintenance of national ambient air quality standards. These include control of particulate emissions from fossil-fueled electric generating plants and emissions that affect "acid rain" and ozone.

         Emissions of nitrogen oxides ("NOx") from fossil generating plants are subject to additional controls, effective May 31, 1995 and May 1, 1999, under Title I of the CAA Amendments. Central Hudson installed appropriate controls in compliance with the May 31, 1995 requirements and the 1999 requirements were addressed by fuels and operation management. Backend controls were not required. The NYSDEC also promulgated regulations requiring a third round of NOx reductions to go into effect in 2003.

         Emissions of sulfur dioxide ("SO2") from fossil generating plants were also subject to reductions imposed by the CAA Amendments. These reductions were imposed in two phases, Phase 1, beginning January 1, 1995 and Phase 2, beginning January 1, 2000. Central Hudson's fossil generating plants were subject to the Phase 2 reductions. Central Hudson achieved the Phase 2 reductions for SO2 by fuels and operations management.

         In July 1997, the Environmental Protection Agency ("EPA") promulgated proposed revisions to the National Ambient Air Quality Standards for ozone and particulates. These regulations have been stayed by the courts, and further action by the EPA is pending.

         In October 1999, New York State Governor Pataki indicated he would cause a rulemaking proceeding to be initiated intended to lead to regulations requiring electric generation plants in New York State to reduce SO2 and NOx emissions beyond the reductions mandated by federal law. Until the issuance and analysis of any new regulations Central Hudson can make no prediction of the effect of these regulations, or whether or not capital improvements will be required.

         In October 1999, the New York State Attorney General indicated he is investigating eight older coal-fired New York State power plants for possible violations of federal and state air emission rules. Central Hudson was notified by the Attorney General's office that the investigation indicates Central Hudson, "may have constructed, and continues to operate, major modifications to its Danskammer [Plant...] without obtaining [certain] requisite preconstruction permits." Further information covering the period of 1990 to the present regarding the Danskammer Plant was requested. The NYSDEC, by subpoena dated January 13, 2000, has requested substantially the same information from Central Hudson covering the period of 1987 to the present. In March 2000, Central Hudson was informed by the NYSDEC and EPA that the EPA had assumed responsibility for the investigation. During 2000, Central Hudson subsequently received additional requests from the EPA under Section 114 of the Clean Air Act for substantially the same information requested by the NYSDEC covering the period of 1980 to 2000 and seeking specific information related to approximately 40 projects conducted at the Danskammer Plant during the period of 1985 to 2000. In January 2001, Central Hudson received an additional request from the EPA for information related to three projects conducted at the Danskammer Plant between 1980 and 1986. Central Hudson is currently in the process of producing documents in connection with these requests, is reviewing this matter in depth, and believes any required permits were obtained.

         As a result of the Closing of the sale of the Roseton and Danskammer Plants to Dynegy, only Central Hudson's South Cairo and Coxsackie combustion turbines remain subject to the Clean Air Act requirements. These facilities are believed to fully comply with the Clean Air Act.

         FORMER MANUFACTURED GAS PLANT FACILITIES

         The NYSDEC, in 1986, added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six locations, including the site in Newburgh, New York, discussed below, at which gas manufacturing plants owned or operated by Central Hudson or its predecessors were once located. Two additional former gas manufacturing plants, were identified by Central Hudson but not placed on the Registry. Three of the eight sites identified are in Poughkeepsie, New York, (at Laurel Street, North Water Street and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The NYSDEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods.

         CITY OF NEWBURGH: In October 1995, Central Hudson and the NYSDEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Central Hudson's former coal gasification plant in Newburgh, New York ("Central Hudson Site"), the City of Newburgh's ("City") adjacent and nearby property and the adjoining areas of the Hudson River. Initial remediation investigations were completed in September 1997. In the majority of the study area, contaminants were found deep within the ground and are not a threat to the public. Contaminated ground water is associated with the contaminated soil but the site is not used as a drinking water supply. Impacted sediments were also present within the Hudson River adjacent to the City's property which is the location of the City's sewage treatment plant ("STP").

         In May 1995, the City filed suit against Central Hudson in the United States District Court for the Southern District of New York. The City alleged that Central Hudson released certain allegedly hazardous substances without a permit from the Central Hudson Site into the ground and into adjacent and nearby property of the City, in violation of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the federal Resources Conservation and Recovery Act ("RCRA") and the federal Emergency Planning and Community Right to Know Act ("EPCRA"). The City also alleged a number of nuisance, trespass, damage and indemnification claims pursuant to New York State law.

         The City sought injunctive relief against the alleged disposal, storage or release of hazardous substances at the Central Hudson Site, remediation and abatement of the conditions alleged to lead to endangerment of the City's property, payment of restitution of clean-up costs and monetary damages of at least $70 million, assessment of certain civil penalties under RCRA, CERCLA and EPCRA, and recovery of the City's costs and attorneys' fees in the action.

         Among the City's allegations was that the presence of contamination was preventing it from making required improvements to its STP on the site. In partial settlement of the City's claims against Central Hudson, the City and Central Hudson entered into an agreement in July 1998 whereby the City would construct a clarifier at the STP and deal appropriately with any contaminants that were encountered during the construction, and Central Hudson would fund these construction and related activities. Construction of the clarifier was completed in July 1999 at a cost of approximately $2.9 million.

         The trial on this matter began in November 1998, and in December 1998, the jury made its determination that the proper cost of environmental remediation on the City's property is $20 million and that Central Hudson's share is 80% (or $16 million). In addition, the jury awarded the City $435,000 in damages for increased costs of future operations of the City's STP due to the existence of contaminants.

         Subsequent to the December 1998 jury award, Central Hudson and the City entered into a court-approved Settlement Agreement, dated May 4, 1999. Under the Settlement Agreement (i) the lawsuit was disposed of and the City's claims were dismissed with prejudice, (ii) the City waived its right to have the $16 million awarded by the jury for the cost of the environmental remediation on the City's property and Central Hudson agreed to remediate the City's property at Central Hudson's cost pursuant to the NYSDEC's October 1995 Order on Consent, (iii) Central Hudson paid the City $2.5 million, (iv) if the total cost of the remediation is less than $16 million, Central Hudson agreed to pay the City an additional amount up to $500,000 depending on the extent to which the cost of remediation is less than $16 million, and (v) Central Hudson agreed to indemnify and hold the City harmless against claims or lawsuits by any third party against the City alleging injury, damages or violation of law caused by or arising from the alleged contamination having migrated from Central Hudson's to the City's property.

         The results of further studies of the site by Central Hudson were provided to the NYSDEC, which determined that the contaminants found in the investigation may pose a significant threat to human health or the environment. As a result, Central Hudson developed a draft Feasibility Study Report ("Report") which was filed with the NYSDEC and given to the City in December 1999. The Report summarizes the nature and location of the contamination at and around the City's property, evaluates the potential ecological and human health risks associated with that contamination and discusses clean-up alternatives. The Report recommends (1) limited soil removal from the southern portion of the City's property where there is elevated contamination and (2) capping of contaminated sediments in the Hudson River. The estimated costs for the proposed remediation activities are $3 million for the soil removal and $2.5 million for the capping of sediment in the Hudson River. As requested by the NYSDEC and the New York State Department of Health ("DOH"), additional sampling has been conducted by Central Hudson and the results are expected to be provided to the NYSDEC, DOH and the City during the first quarter of 2001. Subject to anticipated additional negotiations among Central Hudson, the City and the NYSDEC, it is expected that the NYSDEC will issue a Proposed Remedial Action Plan for public review and comment in the second quarter of 2001. Following the public review, the NYSDEC will issue a Record of Decision which will specify a remediation plan for Central Hudson's implementation. This remediation plan is not expected to be issued until late 2001.

         By letter dated June 3, 1997, Central Hudson received authorization from the PSC to defer costs expected to be recoverable in future rates related to this matter, including legal defense costs but excluding Central Hudson's labor, related to environmental site investigation and remediation actions. The cumulative deferred costs through 2000 amount to $15.6 million and are included in "Deferred Charges - Regulatory Assets" in Central Hudson's Consolidated Balance Sheet.

         As of December 31, 2000, Central Hudson recorded liabilities of $6.5 million regarding this matter which are included in "Deferred Credits and Other Liabilities - Other" in Central Hudson's Consolidated Balance Sheet.

         Central Hudson can make no prediction as to the full financial effect this matter will have on it, including the extent, if any, of insurance reimbursement and including implementation of environmental clean-up under the Order on Consent. However, Central Hudson has put its insurers on notice of this matter and intends to seek reimbursement from its insurers for the cost of any liability. Two of the insurers have denied coverage.

         OTHER FORMER MANUFACTURED GAS PLANT SITES: In February 1999 the NYSDEC informed Central Hudson of its intention to perform site assessments at three of the other previously identified manufactured gas plant sites, namely, the Poughkeepsie Laurel Street and North Water Street sites and the Beacon site. Central Hudson conducted site assessments for each site under agreements negotiated with the NYSDEC to determine if there are any significant quantities of residues from the manufactured gas operations on the sites. Draft reports on the site assessments have been submitted to the NYSDEC for review. If the NYSDEC determines that significant quantities of residues are present or that the residues pose a threat to public health or the environment given the current uses of the sites, the NYSDEC may require additional investigations and/or remediation by Central Hudson at the respective sites.

         In October 2000, Central Hudson was notified by the NYSDEC that it had determined that the Poughkeepsie North Perry Street site and the Catskill site posed little or no significant threat to the public and that no additional investigation or action was necessary. The NYSDEC also notified Central Hudson that additional information is necessary for the previously identified sites in Kingston and Saugerties. Central Hudson intends to pursue agreements with the NYSDEC under which additional information on these two sites will be provided.

         If remedial actions are ultimately required at any of the five sites (Poughkeepsie Laurel Street and North Water Street, Beacon, Kingston and Saugerties) for which additional information has been requested by the NYSDEC, there could be a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Central Hudson if it is unable to recover all, or a substantial portion of these costs, through insurance and rates. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its carriers for amounts for which it may become liable.

         In 2000, Central Hudson withdrew a request for permission from the PSC filed in 1999 to defer the incremental costs of the investigations and potential remediation of these sites, as the costs were not material. However, this request may be resubmitted if the estimates for these costs increase.

         LITTLE BRITAIN ROAD: In August 1992, the NYSDEC notified Central Hudson that it suspected Central Hudson's offices at Little Britain Road in New Windsor, New York may constitute an inactive hazardous waste disposal site. As a result of the NYSDEC's review of a site assessment report prepared by Central Hudson's consultant and submitted to the NYSDEC in 1996, Central Hudson agreed to perform testing of the site, which testing detected a limited amount of soil and groundwater contamination beneath the site. Operations conducted on the site by Central Hudson since it purchased the property in 1978 are not believed to have contributed to either the soil or the groundwater contamination. In November 2000, Central Hudson and the NYSDEC entered into a Consent Order in which Central Hudson agreed to conduct a voluntary clean-up of the site on terms negotiated between the parties. Central Hudson believes that the cost of the site assessment and remediation will not be material.

         ORANGE COUNTY LANDFILL: In June 2000, the NYSDEC sent a letter to Central Hudson requesting that it provide information about disposal of wastes at the Orange County Landfill ("Site") located in the Township of Goshen, New York, which is listed on the New York State Inactive Hazardous Waste Disposal Site Registry.

         The NYSDEC states that its records indicate Central Hudson or a predecessor entity did dispose, or may have disposed of, wastes at the Site or that Central Hudson transported wastes to the Site for disposal.

         Documents submitted by Central Hudson in response to the request of the NYSDEC indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Site; one of construction waste, one of office and commercial waste and one of asbestos waste.

         Central Hudson cannot predict the outcome of this investigation at this time.

ASBESTOS LITIGATION

         Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 2,454 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton and Danskammer Plants.

         As of March 14, 2001, of the 2,548 cases brought against Central Hudson, 997 remain pending. Of the 1,551 cases no longer pending against Central Hudson, 1,414 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on its financial position or results of operations.

OTHER CENTRAL HUDSON MATTERS

         On February 12, 1994, two separate fires and explosions destroyed a residence and nearby commercial facility in the Village of Wappingers Falls, New York. Lawsuits commenced against Central Hudson arising out of the incident include one alleging property damage and seeking recovery of $250,000 in compensatory damages and one alleging personal injuries and property damage and seeking an unspecified amount of damages. Both of these lawsuits have been consolidated and a trial date has been set for October 30, 2001.

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

NOTE 10 - SEGMENTS AND RELATED INFORMATION

         Central Hudson's reportable operating segments are its regulated electric and gas operations. Each of the segments currently operate in New York State.

         For 1999, "Other" includes the activity of Energy Group prior to the Holding Company Restructuring on December 15, 1999.

         Starting with 2000, "Other" represents only the activity of Phoenix, Central Hudson's wholly-owned subsidiary.

         Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and gas segments and depreciation of the common property have been allocated to those segments in accordance with practice established for regulatory purposes.

                    Central Hudson Gas & Electric Corporation
                          Segment Disclosure - FAS 131
                             Year Ended December 31,




                                                                              2000
                                           ---------------------------------------------------------------------------------------
(In Thousands)                              Electric                  Gas                Other                      Total
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                                 $  531,732               $105,353               $   --               $  637,085
Intersegment revenues                               88                  1,686                   --                    1,774
                                            -----------             ---------               ------               ----------
   Total revenues                              531,820                107,039                    0                  638,859
                                            -----------             ---------               ------               ----------
Depreciation and amortization                   42,973                  4,941                   --                   47,914
Interest expense                                27,201                  4,426                   --                   31,627
Interest income                                    425                     56                   --                      481
Income tax (credit) expense                     31,600                  5,550                   --                   37,150
Income Avail. for  Common Stk                   43,109                  6,255                    1                   49,365
Segment assets                               1,135,485                196,854                   89                1,332,298
Construction Expenditures                       50,446                  8,210                   --                   58,656
----------------------------------------------------------------------------------------------------------------------------------



                                                                               1999
                                           ---------------------------------------------------------------------------------------
(In Thousands)                              Electric                  Gas                Other                      Total
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                                 $  427,729               $ 93,099               $   --               $  520,828
Intersegment revenues                               80                  1,032                   --                    1,112
                                            -----------             ---------               ------               ----------
   Total revenues                              427,809                 94,131                    0                  521,940
                                            -----------             ---------               ------               ----------
Depreciation and amortization                   42,157                  4,756                   --                   46,913
Interest expense                                25,803                  4,201                   --                   30,004
Interest income                                  2,133                    314                   --                    2,447
Income tax (credit) expense                     24,170                  3,974                   --                   28,144
Income Avail. for Common Stk                    41,605                  5,613                1,433                   48,651
Segment assets                               1,078,945                180,357                   88                1,259,390
Construction Expenditures                       38,346                  8,149                    0                   46,495
----------------------------------------------------------------------------------------------------------------------------------


                   Central Hudson Gas & Electric Corporation
                          Segment Disclosure - FAS 131
                            Year Ended December 31,




                                                                               1998
                                           ---------------------------------------------------------------------------------------
(In Thousands)                              Electric                  Gas                Other                      Total
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external
 customers                                  $  418,427               $ 83,899               $    --               $  502,326
Intersegment revenues                               80                  1,063                    --                    1,143
                                            ----------              ---------               -------               ----------
   Total revenues                              418,507                 84,962                     0                  503,469
                                            ----------              ---------               -------               ----------

Depreciation and amortization                   40,996                  4,564                    --                   45,560
Interest expense                                23,803                  3,875                    --                   27,678
Interest income                                    695                     87                    --                      782
Income tax (credit) expense                     24,944                  3,683                    --                   28,627
Income Avail. for Common Stk                    42,669                  5,962                   683                   49,314
Segment assets                               1,093,455                169,587                52,996                1,316,038
Construction expenditures                       39,183                  6,478                    --                   45,661
----------------------------------------------------------------------------------------------------------------------------------

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

        The estimated fair values of Central Hudson's financial instruments are as follows:

                                        December 31, 2000
                                     ------------------------
                                      Carrying         Fair
                                       Amount         Value
                                      ---------     ---------
                                          (In Thousands)
Cumulative preferred stock subject
  to mandatory redemption ........     $ 35,000     $ 33,690
Long-term debt (including
  current maturities) ............      382,979      384,728

                                        December 31, 1999
                                     ------------------------
                                       Carrying        Fair
                                        Amount        Value
                                     -----------    --------
Cumulative preferred stock subject
  to mandatory redemption ........     $ 35,000     $ 34,455
Long-term debt (including
  current maturities) ............      370,551      365,741

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected financial data for each quarterly period within 2000 and 1999 are presented below:
                                                               Income
                                                              Available
                                                                For
                     Operating            Operating           Common
                      Revenues              Income             Stock
                      ---------           ---------         -----------
                                      (In Thousands)
                      -------------------------------------------------
Quarter Ended:

       2000
       -----
March 31 ............   $158,980            $24,532            $18,091
June 30 .............    146,138             14,393              8,753
September 30 ........    154,366             18,944             12,988
December 31 .........    179,375             17,390              9,533

       1999
       ----
March 31 ............   $146,471            $25,030            $18,297
June 30 .............    117,035             14,439              8,630
September 30 ........    134,323             18,100             13,064
December 31 .........    124,111             13,343              8,660

SCHEDULE II  - RESERVES


                                                          Additions
                                                      ------------------
                                                                                    Payments       Balance
                                        Balance at      Charged to     Charged to   Charged         at End
                                        Beginning       Cost and          Other       to              of
Description                             of Period       Expenses        Accounts    Reserves        Period
------------------------------          ----------     ----------      ---------   ---------     ------------
YEAR ENDED DECEMBER 31,  2000

Operating Reserves .........            $6,293,658     $2,752,777      $585,500    $5,877,152     $3,754,783
                                        ==========     ==========      ========    ==========     ==========
Reserve for Uncollectible
 Accounts ..................            $2,900,000     $3,350,000      $     --    $3,750,000     $2,500,000
                                        ==========     ==========      ========    ==========     ==========
YEAR ENDED DECEMBER 31, 1999

Operating Reserves .........            $5,994,600     $2,158,546      $520,700    $2,380,188     $6,293,658
                                        ==========     ==========      ========    ==========     ==========
Reserve for Uncollectible
 Accounts ..................            $2,400,000     $2,972,556      $     --    $2,472,556     $2,900,000
                                        ==========     ==========      ========    ==========     ==========
YEAR ENDED DECEMBER 31, 1998

Operating Reserves .........            $6,581,614     $7,474,979      $103,700    $8,165,693     $5,994,600
                                        ==========     ==========      ========    ==========     ==========
Reserve for Uncollectible
 Accounts ..................            $2,800,000     $2,638,719      $     --    $3,038,719     $2,400,000
                                        ==========     ==========      ========    ==========     ==========


ITEM  9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM  10 - DIRECTORS AND EXECUTIVE OFFICERS OF CENTRAL HUDSON

         The information on the directors and executive officers of Central Hudson required hereunder is incorporated by reference to Item 1 herein, under the caption "Executive Officers."

ITEM 11 - EXECUTIVE COMPENSATION

          REPORT OF THE COMPENSATION COMMITTEE

          COMPENSATION COMMITTEE/INTERLOCKS AND INSIDER PARTICIPATION

          Central Hudson has no Compensation Committee. The functions of a compensation committee for Central Hudson are performed by the Committee on Compensation and Succession/Retirement ("Compensation Committee") of Energy Group which makes recommendations to the Central Hudson Board of Directors. The members of the Energy Group Compensation Committee are Directors Jack Effron (Chairman), Frances D. Fergusson, Stanley J. Grubel, Charles LaForge, and Edward
P. Swyer.

         No Compensation Committee interlock relationships existed in 2000 between Central Hudson and Energy Group.

         REPORT ON EXECUTIVE COMPENSATION

         The following disclosure is made over the name of each member of the Compensation Committee, on the date hereof, and shall be considered a report of the Compensation Committee:

         It is the objective of the Compensation Committee to develop an executive compensation plan which will attract, retain and motivate directors and executive officers to create long-term shareholder value. For executives, the design of the executive compensation plan incorporates base salary, annual incentives and long-term incentives and retirement benefits which, together, result in total remuneration that is close to the median for comparably-sized electric and gas utilities and energy marketing companies in the United States.

         Specific annual incentives are developed which reward achievement of that year's business plan goals which are consistent with the strategy of Energy Group to create shareholder value. Long-term incentive opportunities, under Energy Group's

 Long-Term Performance-Based Incentive Plan, are provided as well, including two components of:

(1) Stock options, the value of which are directly tied to the long-term increase in the market value of Energy Group's Common Stock; and

(2) Performance shares, the number and value of which are directly tied to the total return of Energy Group's Common Stock relative to an industry index. The compensation of individual executives is determined by evaluating the responsibility level of the executive's position and the contribution of each executive to achievement of Energy Group's business plan. The Compensation Committee also reviews executive succession plans in the determination of executive compensation.

SECTION 162(m) OF THE CODE

         The Compensation Committee and the Energy Group Board of Directors have considered the qualifying compensation regulations established in Section 162(m) of the Code, which provide that, unless an appropriate exemption applies, a tax deduction for Energy Group for remuneration of any executive officer named in the above caption - "Executive Compensation" will not be allowed to the extent this remuneration in any taxable year exceeds $1 million. No executive officer of Energy Group or its affiliate companies received remuneration during 2000 fiscal year of $1 million; therefore, Energy Group has not as yet developed an executive compensation policy regarding this qualifying compensation regulation under the Code, except as may be provided in Energy Group's Long-Term Performance-Based Incentive Plan.

                                               Jack Effron, Chairman
                                               Frances D. Fergusson
                                               Stanley J. Grubel
                                               Charles LaForge
                                               Edward P. Swyer

                             EXECUTIVE COMPENSATION

         The Summary Compensation Table set forth below includes compensation information on the Chairman of the Board and Chief Executive Officer of Central Hudson and each of Central Hudson's four (4) most highly compensated executive officers, whose salary and any bonus in 2000 exceeded $100,000, for services rendered to Central Hudson:

SUMMARY COMPENSATION TABLE

                                                                 ANNUAL                 LONG-TERM
                                                              COMPENSATION             COMPENSATION
                                                        -------------------------    ----------------
                                                                                        SECURITIES
                                                                                        UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSTIONS(S)                 YEAR     SALARY(1)         BONUS        OPTIONS(#(2)    COMPENSATION(3)
------------------------------               --------   --------       ----------     -------------    ---------------
PAUL J. GANCI, Chairman of the Board           2000     $393,666       $ 15,583(4)       8,900          $5,250
and Chief Executive Officer of Energy          1999     $341,569       $ 20,100(4)                      $5,000
Group and Chairman of the Board and Chief      1998     $322,500       $ 22,800(4)                      $5,000
Executive Officer of Central Hudson and
CH Services

ALLAN R. PAGE, President of                    2000     $261,212       $      0          3,600          $5,250
Energy Group; Vice                             1999     $229,462       $  2,205(5)                      $5,000
President Central Hudson                       1998     $189,199       $  3,180(5)                      $5,000
through November 2000;
President and Chief
Operating Officer of CH
Services

CARL E. MEYER, Executive                       2000     $255,000       $  8,333(4)       3,600          $5,250
Vice President of Energy                       1999     $242,529       $  2,471(5)                      $5,000
Group and President                            1998     $212,000       $  3,582(5)                      $5,000
and Chief Operating
Officer of Central Hudson

JOSEPH J. DEVIRGILIO, Jr.,                     2000     $184,264       $      0          2,200          $5,250
Senior Vice President of                       1999     $177,436       $  1,897(5)                      $5,000
Central Hudson                                 1998     $162,870       $  2,925(5)                      $5,000

RONALD P. BRAND, Senior Vice President         2000     $179,000       $      0          2,200          $5,250
of Central Hudson                              1999     $170,174       $  1,826(5)                      $5,000
                                               1998     $153,822       $  2,817(5)                      $5,000



(1) This base salary amount includes amounts deferred under (i) Central Hudson's Flexible Benefits Plan, which Plan is established pursuant to
     Section 125 of the Code, which permits those electing to participate to defer salary, within specified limits, to be applied to qualified medical and/or child care benefit payments, (ii) Central Hudson's Savings Incentive Plan ("SIP"), a "defined contribution" plan which meets the requirements of the Code, including

     Code Section 401(k), which, among other things, permits, within limitations, participants to tax defer base salary, and, within limits, provides for Central Hudson contributions to participants, and
     (iii) Energy Group's Directors and Executives Deferred Compensation Plan (more fully described below under the sub-caption "Directors and Executives Deferred Compensation Plan").

(2) Indicates number of shares of Energy Group's Common Stock underlying stock options.


(3) These are amounts contributed by Central Hudson for the benefit of the named individual under the SIP.


(4) Compensation paid for years of service prior to 2000 pursuant to the terms of Central Hudson's Executive Incentive Plan, which Plan was terminated, effective January 1, 2000.

(5) Compensation paid for years of service prior to 2000 pursuant to the terms of Central Hudson's Management Incentive Plan ("MIP"), which Plan is no longer applicable to executive officers of Energy Group and its affiliates, effective January 1, 2000.

                    STOCK OPTION GRANTS IN FISCAL YEAR 2000


                                                       INDIVIDUAL GRANTS
                             --------------------------------------------------------------------

                                                                                                      POTENTIAL REALIZABLE
                                                 PERCENTAGE                                             VALUE AT ASSUMED
                                                  OF TOTAL                                               ANNUAL RATES OF
                                NUMBER OF          OPTIONS                                                 STOCK PRICE
                               SECURITIES        GRANTED TO         EXERCISABLE                           APPRECIATION
                               UNDERLYING         EMPLOYEES           OR BASE                          FOR OPTION TERM (2)
                                 OPTIONS          IN FISCAL            PRICE          EXPIRATION    -------------------------
           NAME               GRANTED # (1)         YEAR              ($/SH)             DATE          5% ($)       10% ($)
--------------------------   --------------------------------------------------------------------   ----------    -----------
Paul J. Ganci ..............      8,900              29%               $31.94           12/31/09      $163,582     $396,495
Allan R. Page ..............      3,600              12%               $31.94           12/31/09      $ 66,168     $160,380
Carl E. Meyer ..............      3,600              12%               $31.94           12/31/09      $ 66,168     $160,380
Joseph J. DeVirgilio, Jr. ..      2,200               7%               $31.94           12/31/09      $ 40,436     $ 98,010
Ronald P. Brand ............      2,200               7%               $31.94           12/31/09      $ 40,436     $ 98,010


(1) Under Energy Group's Long-Term Performance-Based Incentive Plan, Non-qualified Stock Options were granted to the named executives in this table. These Options were granted for a term of ten years from the date of grant. All Options were granted on January 1, 2000 and are exercisable as follows: 40% can be exercised on or after January 1, 2002 and an additional 20% can be exercised on or after each following January 1 for three (3) years. None of these Stock Options were exercisable in 2000.


(2) The hypothetical potential appreciation shown in these columns reflects the required calculations at annual rates of 5% and 10% set by the Securities and Exchange Commission ("SEC"), and therefore is not intended to represent either historical appreciation or anticipated future appreciation of Energy Group's Common Stock price. Energy Group's strategic objective is to increase its stock price by 5% per year, but no assurances can be given that this objective will be achieved.
                                       87

LONG-TERM INCENTIVE PLAN AWARDS (1) IN FISCAL YEAR 2000

         The following table sets forth the number of Performance Shares granted to each of the named Central Hudson executives in 2000 under Energy Group's Long-Term Performance-Based Incentive Plan:



                                           PERFORMANCE              ESTIMATED FUTURE  PAYOUT UNDER
                                           OR OTHER                  NON-STOCK PRICE-BASED PLANS
                           NUMBER OF       PERIOD UNTIL  ------------------------------------------------------
                           PERFORMANCE     MATURATION            THRESHOLD          TARGET            MAX
NAME                       SHARES          OR PAYOUT             SHARES (#)        SHARES (#)      SHARES (#)
--------------------      -------------   -------------  -----------------------  ------------   --------------
Paul J. Ganci..............  1,900         01/01/00-12/31/02        950              1,900           2,850
Allan R. Page..............    750         01/01/00-12/31/02        375                750           1,125
Carl E. Meyer..............    750         01/01/00-12/31/02        375                750           1,125
Joseph J. DeVirgilio, Jr...    460         01/01/00-12/31/02        230                460             690
Ronald P. Brand............    460         01/01/00-12/31/02        230                460             690


(1) Payment of these Performance Shares is based on achieving specified levels of designated performance objectives during a three-year performance cycle. Payout can range from 0% to 150% of Performance Shares granted, with 50% and 150% as the threshold and maximum payouts, respectively. In addition, cash dividends on Energy Group's Common Stock that is subject to Performance Shares were automatically deferred and reinvested in additional shares of Common Stock, which reinvested dividends are applied to the Performance Shares earned.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Energy Group's and its affiliates' officers and Directors and persons who own more than ten percent of a registered class of Energy Group's and Central Hudson's equity securities ("Reporting Persons") to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. These Reporting Persons are required by SEC regulations to furnish Energy Group and/or Central Hudson, as the case may be, with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these forms furnished to Central Hudson and written representations from the Central Hudson's officers and Directors, all of the Reporting Persons, made all requisite filings on a timely basis in 2000 with respect to shares of Energy Group and Central Hudson.

PENSIONS/DEFERRED COMPENSATION PLANS

DIRECTORS AND EXECUTIVES DEFERRED COMPENSATION PLAN

         Central Hudson's Directors' Deferred Compensation Plan was merged into a new plan of Energy Group, the Directors and Executives Deferred Compensation Plan ("Deferred Plan"), on January 1, 2000. The Deferred Plan applies to Directors and officers of Energy Group and its affiliate companies and permits the participants to elect at any time, or from time to time, to defer all or part of compensation for services rendered to Energy Group and/or its affiliate companies. Under the Deferred Plan, compensation is defined to include Base Salary, certain Bonuses, Change of Control Payments and Directors' fees for services rendered as a member of the Board of Directors and any Committee of the Board, for serving as an officer of the Board of Directors, for services rendered as an officer of Energy Group or its affiliate companies, and for any other services rendered individually by agreement with Energy Group or its affiliate companies. Compensation deferred in accordance with the Deferred Plan is paid to Directors and officers (adjusted to reflect investment earnings and losses) at the time the Director or officer ceases being a member of the Board of Directors or an officer of Energy Group or its affiliate companies, either in a lump sum or over a period of time depending on the circumstances of cessation and/or distribution elections.

CENTRAL HUDSON RETIREMENT INCOME PLAN

         Central Hudson's Retirement Income Plan ("Retirement Plan") is a "defined benefit" plan, which meets the requirements of the Code, and applies to all employees of Central Hudson and those affiliates which have adopted the Retirement Plan, including the individuals listed in the table under the above caption "Executive Compensation." In 2000, there were no contributions made to the Retirement Plan as a result of its full-funding status for federal income tax purposes. The Retirement Plan provides for retirement benefits related to the participant's annual base salary for each year of eligible employment. Retirement Plan benefits depend upon length of service, age at retirement and earnings during years of participation in the Retirement Plan and any predecessor plans. A participant's benefits under the Retirement Plan are determined as the accumulation, over that participant's career, of a percentage of each year's base salary. For periods on and after October 1, 1998, the percentage is 2% of base salary, except that for years in which the participant is over 50 years of age the percentage is increased to 2.5%. The Retirement Plan also provides a benefit for service prior to October 1, 1998 based on a percentage of a participant's average earnings at October 1, 1998 (being 50% of each of the base salaries at October 1, 1995 and 1998 and 100% of each of the base salaries at October 1, 1996 and 1997) and the number of years of service while a member of the Retirement Plan prior to October 1, 1998, all subject to certain limitations.

         A cash balance account benefit is also available upon retirement under the Retirement Plan, and provides for a credit to those participants in the Retirement Plan, on January 1, 1987, of 10% of their base salary on that date, a credit to those participants in the Retirement Plan on September 30, 1991, of 5% of their base salary on that date, a credit to those participants in the Retirement Plan on September 30, 1997, of 5% of their base salary on that date and a further credit to those participants in the Retirement Plan on September 30, 1999, of 5% of their base salary on that date with, in all four cases, annual interest earned thereon.

         While the amount of the contribution payment or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan, estimated annual benefits under the Retirement Plan upon retirement at age 65 for the individuals listed in the table under the above caption "Executive Compensation", assuming continuation of current annual salary levels and giving effect to applicable benefit limitations in the Code, are as follows: Mr. Ganci - $140,000; Mr. Page
- $128,923; Mr. Meyer - $131,998; Mr. DeVirgilio - $136,378 and Mr. Brand -
$104,107.

CENTRAL HUDSON RETIREMENT BENEFIT RESTORATION PLAN

         The Central Hudson Retirement Benefit Restoration Plan ("RBRP") is an unfunded, uninsured pension benefit plan for a select group of highly compensated
                                       89
management employees. The RBRP provides an annual retirement benefit to those participants in the Retirement Plan who hold the following offices with Energy Group and Central Hudson: Chairman of the Board and Chief Executive Officer, President, Vice President (including all levels thereof), Secretary, Treasurer, Controller and Assistant Vice President. This benefit is equal to the difference between (i) that received under the Retirement Plan, giving effect to applicable salary and benefit limitations under the Code and (ii) that which would have been received under the Retirement Plan, without giving effect to the limitations under the Code. The individuals listed in the table under the above caption "Executive Compensation" have a current salary level which, if continued to retirement at age 65, would provide a benefit under the RBRP. The estimated annual benefits under the RBRP upon retirement at age 65 for those individuals, assuming the continuation of current annual salary levels, are as follows: Mr. Ganci - $80,372; Mr. Page - $28,191; Mr. Meyer - $43,207; Mr. DeVirgilio -
$4,683 and Mr. Brand - $294.

EXECUTIVE DEFERRED COMPENSATION PLAN

         Central Hudson's Executive Deferred Compensation Plan was assumed by Energy Group and restated, effective June 23, 2000, retroactive to December 15, 1995, as the Supplementary Retirement Plan ("SRP"). The SRP covers a select group of highly compensated management employees as an incentive for them to remain with Energy Group and Central Hudson. Under the SRP, an annual benefit is payable for 10 years, commencing on retirement, to eligible participants (who retire at age 60 or older and with 10 or more years of service) of the following percentage of annual base compensation at retirement: 60 to 63 - 10%; 63 to 65 - 15%; 65 or over - 20%. The SRP provides that eligible participants who reached age 55 at December 31, 1993 are considered to have accrued benefits under the SRP as if they were age 60 and had 10 years of service with Central Hudson at December 31, 1993. No amounts were paid under the SRP for the individuals named in the table under the above caption "Executive Compensation" for the year 2000. Estimated annual benefits under the SRP upon retirement at age 65 for the named individuals, assuming continuation of current annual salary levels, are as follows: Mr. Ganci - $80,000; Mr. Page - $48,000; Mr. Meyer - $50,000; Mr.
DeVirgilio - $36,000 and Mr. Brand - $34,600.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         Energy Group has Employment Agreements (each, the "Agreement") with each of the individuals listed in the table under the above caption "Executive Compensation" ("Officers"). Until a Change of Control occurs, each Agreement is automatically renewed for one (1) year on each July 31, unless a notice not to extend is given.

           If a Change of Control (defined in the Agreement) occurs during the term of an Agreement, then the Agreement becomes operative for a fixed three (3) year period. Upon a Change of Control, each Agreement provides generally that the Officers' terms and conditions of employment (including position, location, base salary, bonus and benefits) will not be adversely changed during the three
(3) year period after a Change of Control. If the Officer's employment is terminated by Energy Group or an affiliates, for (i) reasons other than death, cause or disability (as those terms are defined in each

Agreement), (ii) by the Officer for good reason (as that term is defined in each Agreement), (iii) by the Officer regardless of reason (during the 30-day period beginning on the first anniversary of the Change of Control), (iv) upon certain terminations prior to a Change of Control, or (v) in connection with or in anticipation of a Change of Control, the Officer, in addition to all amounts accrued to the date of termination, will receive a lump-sum payment equal to the sum of (a) the Officer's base salary through the date of termination, (b) a proportionate bonus based on the higher of the Officer's most recent annual bonus and the Officer's annual bonus for the last fiscal year ("Highest Annual Bonus"), (c) accrued vacation and (d) three (3) times the sum of the Officer's base salary and the Officer's Highest Annual Bonus. In addition, the Officer would be entitled to continued employee welfare benefits and to a credit for pension purposes for the three (3) years from the date of the termination.

         Mr. Ganci's Agreement is substantially identical to the other Officers, except that it is modified to limit the term of his Agreement to his normal retirement date, May 1, 2003. In addition, Mr. Ganci will not receive a lump sum payment if his employment is terminated at any time on or after a Change of Control through May 1, 2003 (i) by Energy Group, or an affiliate company, for reasons other than for cause or disability, (ii) by Mr. Ganci for any reason,
(iii) upon certain terminations prior to a Change of Control or, (iv) in connection with or in anticipation of a Change of Control. In such case, he will receive all amounts accrued to the date of his termination and will be treated as if he had retired on May 1, 2003 for all employee welfare benefits of Energy Group or an affiliate company. If Mr. Ganci's employment is so terminated for any reason other than by Energy Group or an affiliate, for cause, Mr. Ganci or his beneficiaries, as the case may be, will receive collective benefits under the SRP, the RBRP and the Retirement Plan as if Mr. Ganci had continued to be employed through May 1, 2003, and as if his base salary and other cash compensation had increased by 10% annually on each October 1 from the date of his termination of employment to May 1, 2003.

         In the event any payments made to any of the Officers as a result of a Change of Control, whether under an Agreement or otherwise, would subject the Officer to the excise tax on certain "excess parachute payments" payable under Code Section 4999, or interest or penalties with respect to this tax, the Officer will be entitled to be made whole for the payment of any taxes, interest or penalties. Each Officer, while covered by an Agreement, is not entitled to participate in Energy Group's Change of Control Severance Policy. In the event of a Change of Control, the Agreements will supersede any individual employment and/or severance agreements entered into by Energy Group with the Officers, except in certain instances.

COMPENSATION OF DIRECTORS


         On and after the Holding Company Restructuring, there are no outside Directors of Central Hudson. Therefore, the current directors of Central Hudson receive no additional compensation for services rendered as a director.

         ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT

         No director or executive officer of Central Hudson, including the executive officers listed in the table under the caption "Executive Compensation" in Item 11 hereof, own any equity securities in Central Hudson.

         The following table lists the number of shares of equity securities of Energy Group beneficially owned by all the Directors of Central Hudson, and by all Directors and executive officers of Central Hudson as a group:


                                         NO. OF                   % OF THE
                                     SHARES OF THE              ENERGY GROUP'S
                                     ENERGY GROUP'S                COMMON
 NAME                                COMMON STOCK(1)               STOCK(2)
-----------                         ---------------           ---------------
Paul J. Ganci ....................         13,064(3)            Less than 1%

Allan R. Page ....................          3,068               Less than 1%

Carl E. Meyer ....................          2,114               Less than 1%

Joseph J. DeVirgilio, Jr .........          1,667               Less than 1%

Ronald P. Brand ..................          2,748               Less than 1%

All Directors and executive
   officers as a Group (13)
   persons .......................         26,354               Less than 1%

--------------------
(1) Based on information furnished to Central Hudson by the Directors and executive officers of Central Hudson as of December 31, 2000.

(2) The percentage ownership calculation for each owner has been made on the basis that there are outstanding 16,362,087 shares of Energy Group Common Stock on the record date.

(3) Includes shares owned by the spouse of Mr. Ganci in the amount of 2,024 shares. The shares owned by Mrs. Ganci are considered to be beneficially owned by Mr. Ganci only for the purpose of this Form 10K Annual Report and Mr. Ganci disclaims any beneficial interest in such shares for all other purposes.


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

         DESCRIPTION IN THE EXHIBIT LIST AND EXHIBIT NOS. FOR THIS REPORT

         Energy Group's Supplementary Retirement Plan. (Exhibits (10) (iii) 2, 5, 17, 20 and 27)

         Central Hudson's Retirement Benefit Restoration Plan. (Exhibits (10)
         (iii) 3, 4, 18 and 28)

         Form of Employment Agreement for all officers of Central Hudson. (Exhibits (10) (iii) 15, 22 and 29)

         Employment Agreement between Energy Group and Paul J. Ganci. (Exhibits
         (10) (iii) 16, 23 and 30)

         Energy Group's Change of Control Severance Policy. (Exhibits (10)
         (iii) 14, 21 and 32

         Central Hudson's Savings Incentive Plan. (Exhibits (10) (iii) 7, 8, 9 and 31

         Energy Group's Long-Term Performance-Based Incentive Plan. (Exhibit
         (10) (iii) 26

         Energy Group's Directors and Executive Deferred Compensation Plan. (Exhibits (10) (iii) 1, 19, 24 and 25)

 (b)     REPORTS ON FORM 8-K

         During the last quarter of the period covered by this Report and including the period to the date hereof, the following Reports on Form 8-K were filed by Central Hudson and/or Energy Group:

          1. Reports dated December 13, 2000 for Energy Group and Central Hudson relating to the proposed sale of the Nine Mile Point Unit No. 2 Nuclear Station.

          2. Reports dated January 31, 2001 for Energy Group and Central Hudson relating to the sale of Central Hudson's Danskammer Plant and its interest in the Roseton Plant to Dynegy, effective January 30, 2001.

 (c)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


         Incorporated herein by reference to subpart (a)-3 of Item 14, above.


(d) Financial Statement Schedule required by Regulation S-X which is excluded from Central Hudson's Annual Report to Shareholders for the fiscal year ended December 31, 2000

         Not applicable, see Item 8 hereof.

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

                                            CENTRAL HUDSON GAS & ELECTRIC
                                            CORPORATION


                                            By     /s/ Paul J. Ganci
                                              ---------------------------------
                                                        Paul J. Ganci
                                                 Chairman of the Board and
                                                   Chief Executive Officer


Dated:  March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Corporation and in the capacities and on the date indicated:

         Signature                     Title              Date
         ---------                     -----              ----
(a) Principal Executive
      Officer or Officers:



/s/ Paul J. Ganci
------------------------
(Paul J. Ganci)                   Chairman of the
                                  Board and Chief
                                  Executive Officer     March 29, 2001

(b) Principal Accounting
         Officer:


/s/ Donna S. Doyle
------------------------
(Donna S. Doyle)                  Vice President -
                                  Accounting and
                                  Controller            March 29, 2001

(c) Chief Financial
     Officer:


/s/ Steven V. Lant
--------------------------
(Steven V. Lant)                  Chief Financial
                                  Officer
                                  and Treasurer         March 29, 2001


(d) A majority of Directors:

Paul J. Ganci*, Carl E. Meyer*,
Steven V. Lant* and Arthur R. Upright*,
Directors


By  /s/ Paul J. Ganci
   ----------------------------------
    (Paul J. Ganci)                                     March 29, 2001

-------------------
*Paul J. Ganci, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24 hereof.

                                  EXHIBIT INDEX

         Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference (1):

  Exhibit No.
(Regulation S-K
   Item 601
  Designation)                Exhibits
----------------            ------------

(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession:

          (i) Certificate of Exchange of Shares of Central Hudson, subject corporation, for shares of CH Energy Group, Inc., acquiring corporation, under Section 913 of the Business Corporation Law of the State of New York. ((44); Exhibit (2)(i))

          (ii) Agreement a nd Plan of Exchange by and between Central Hudson and CH Energy Group, Inc. ((39; Exhibit 2.1)

(3)       Articles of Incorporation and Bylaws:

          (i)   1--     Restated Certificate of Incorporation of Central
                        Hudson under Section 807 of the Business
                        Corporation Law, filed August 14, 1989. ((1);
                        Exhibit (3)1)

                2-- Certificate of Amendment to the Certificate of Incorporation of Central Hudson under Section 805 of the Business Corporation Law, filed April 5, 1990. ((1); Exhibit (3)2)

                3-- Certificate of Amendment to the Certificate of Incorporation of Central Hudson under Section 805 of the Business Corporation Law, filed October 19, 1993. ((1); Exhibit (3)3)

          (ii) By-laws of Central Hudson in effect on the date of this Report. ((40); Exhibit (3)(ii)1)

(4) Instruments defining the rights of security holders, including indentures (see also Exhibit (3)(i) above):

--------------------

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

*(ii)   5-- Fourth Supplemental Indenture dated March 1, 1941 between Central
            Hudson and Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)5)

*(ii)   6-- Fifth Supplemental Indenture dated December 1, 1950 between
            Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit
            (4)(ii)6)

*(ii)   7-- Sixth Supplemental Indenture dated December 1, 1952 between
            Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit
            (4)(ii)7)

*(ii)   8-- Seventh Supplemental Indenture dated October 1, 1954 between
            Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit
            (4)(ii)8)

(ii)    9-- Eighth Supplemental Indenture dated May 15, 1958 between Central
            Hudson and Irving

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

            Prospectus Supplement Dated January 8, 1999 (To Prospectus Dated January 7, 1999) relating to $110,000,000 principal amount of Medium-Term Notes, Series C, and the Prospectus Dated January 7, 1999, relating to $110,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349. ((36)(a)), and, as applicable to a tranche of such Medium-Term Notes, one of the following:

            (a) Pricing Supplement No. 1, Dated January 12, 1999 (To Prospectus Dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999) filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349. ((36)(b))

            (b) Pricing Supplement No. 2, Dated January 26, 2000 (To Prospectus Dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 2000) filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349. (36(c))

            (c) Pricing Supplement No. 3, dated June 8, 2000 (to Prospectus dated January 7, 1999, as supplemented by a Prospectus Supplement, dated January 8, 1999) filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349 (36(d))

       (ii)  31-- Central Hudson has entered into certain other  instruments with respect to long-term debt of Central Hudson. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of Central Hudson and its other affiliates on a consolidated basis. Central Hudson agrees to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of

                  Central Hudson and other affiliates for which consolidated or unconsolidated financial statements are required to be filed with the Commission.

(10)              Material contracts:

            (i)     1-- Agreement dated October 31, 1968 between Central
                        Hudson and Consolidated Edison Company of New York, Inc. and Niagara Mohawk Power Corporation. ((3); Exhibit 5.1)

            (i)     2-- Agreement dated April 27, 1973 between Central
                        Hudson and the Power Authority of the State of New York. ((11); Exhibit 5.19)

            (i)     3-- Agreement dated as of September 22, 1975 between
                        Central Hudson, Niagara Mohawk Power Corporation, Long Island Lighting Company, New York State Electric & Gas Corporation, and Rochester Gas and Electric Corporation. ((12); Exhibit 5.21)

            (i)     4-- Agreement dated November 23, 1976 between Central
                        Hudson and Consolidated Edison Company of New York, Inc. ((13); Exhibit 5.29)

            (i)     5-- Memorandum of Understanding dated December 29, 1975
                        between Central Hudson and Niagara Mohawk Power Corporation, Long Island Lighting Company, New York State Electric & Gas Corporation, and Rochester Gas and Electric Corporation. ((14); Exhibit (10)(i)18)

            (i)     6-- Assignment and Assumption dated as of October 24,
                        1975 between Central Hudson and New York State Electric & Gas Corporation. ((12); Exhibit 5.25)

            (i)     7-- Amendment to Assignment and Assumption dated October
                        30, 1978 between Central Hudson and New York State Electric & Gas Corporation. ((3); Exhibit 5.34)

            (i)     8-- Letter Amendment Agreement, dated December 16, 1980,
                        by and between Central Hudson and

                        Niagara Mohawk Power
                        Corporation. ((16); Exhibit (10)(i)26)

            (i)     9-- Settlement Agreement, dated December 19, 1980, by
                        and among the United States Environmental Protection Agency, The Department of Environmental Conservation of the State of New York, The Attorney General of the State of New York, Hudson River Fisherman's Association, Inc., Scenic Hudson Preservation Conference, Natural Resources Defense Council, Inc., Central Hudson, Consolidated Edison Company of New York, Inc., Orange and Rockland Utilities, Inc., Niagara Mohawk Power Corporation and Power Authority of the State of New York. ((16); Exhibit
                        (10)(i)27)

            (i)    10-- Agreement dated April 2, 1980 by and between
                        Central Hudson and the Power Authority of the State of New York. ((2); Exhibit (10)(i)24)

            (i)    11-- Transmission Agreement, dated October 25, 1983,
                        between Central Hudson and Niagara Mohawk Power Corporation. ((2); Exhibit (10)(i)30)

            (i)    12-- Underground Storage Service Agreement, dated June
                        30, 1982, between Central Hudson and Penn-York Energy Corporation. ((2); Exhibit (10)(i)32)

            (i)    13-- Interruptible Transmission Service Agreement, dated
                        December 20, 1983, between Central Hudson and Power Authority of the State of New York. ((2); Exhibit
                        (10)(i)33)

            (i)    14-- Agreement, dated December 7, 1983, between Central
                        Hudson and the Power Authority of the State of New York. ((2); Exhibit (10)(i)34)

            (i)    15-- Specification of Terms and Conditions of Settlement
                        in State of New York Public Service Commission Proceeding - Case 29124, dated September 3, 1985. ((2); Exhibit (10)(i)35)

            (i)    16-- General Joint Use Pole Agreement between Central
                        Hudson and the New York Telephone Company effective January 1, 1986 (not including the Administrative and Operating Practices provisions thereof). ((2); Exhibit
                        (10)(i)37)

            (i)    17-- Agreement, dated June 3, 1985, between Central
                        Hudson, Consolidated Edison Company of New York, Inc. and the Power Authority of the State of New York relating to Marcy South Real Estate - East Fishkill, New York. ((2); Exhibit (10)(i)38)

            (i)    18-- Agreement, dated June 11, 1985, between Central
                        Hudson and the Power Authority of the State of New York relating to Marcy South Substation - East Fishkill, New York. ((2); Exhibit (10)(i)39)

            (i)    19-- Agreement, dated as of April 9, 1986, among Central
                        Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and the Power Authority of the State of New York relating to Real Estate - Roseton/ Danskammer. ((2); Exhibit (10)(i)40)

            (i)    20-- Agreement, dated as of April 9, 1986, between
                        Central Hudson, for itself and as agent for itself, Niagara Mohawk Power Corporation and Consolidated Edison Company of New York, Inc., and the Power Authority of the State of New York relating to Supplemental Land Use
                        - Roseton/Danskammer. ((2); Exhibit (10)(i)41)

            (i)    21-- Roseton Amendment Agreement, dated as of September
                        9, 1987, between Central Hudson and Niagara Mohawk Power Corporation, for the purchase of interests in the Roseton Steam Electric Generating Plant. ((17); Exhibit
                        (10)(i)76)

            (i)    22-- Memorandum of Understanding, dated as of March 22,
                        1988, by and among Central Hudson, Alberta Northeast Gas, Limited, the Brooklyn Union Gas Company, New Jersey Natural Gas Company and Connecticut Natural Gas Corporation. ((17); Exhibit (10)(i)98)

            (i)   23-- Agreement, effective as of November 1, 1989,
                       between Columbia Gas Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)75)

            (i)   24-- Agreement, dated as of November 1, 1989, between
                       Columbia Gas Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)77)

            (i)   25-- Agreement, dated as of November 1, 1989, between
                       Columbia Gas Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)78)

            (i)   26-- Agreement, dated as of November 1, 1989, between
                       Columbia Gulf Transmission Company and Central Hudson. ((19); Exhibit (10)(i)79)

            (i)   27-- Agreement, dated October 9, 1990, between Texas
                       Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)80)

            (i)   28-- Agreement, dated July 2, 1990, between Texas
                       Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)81)

            (i)   29-- Agreement, dated December 28, 1989, between Texas
                       Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)82)

            (i)   30-- Agreement, dated December 28, 1989, between Texas
                       Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)83)

            (i)   31-- Agreement, dated November 3, 1989, between Texas
                       Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)84)

            (i)   32-- Agreement, dated September 4, 1990, between
                       Algonquin Gas Transmission Company and Central Hudson. ((19); Exhibit (10)(i)87)

            (i)   33-- Storage Service Agreement, dated July 1, 1989,
                       between CNG Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)91)

            (i)   34-- Agreement dated as of February 7, 1991 between
                       Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ATCOR Ltd. to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)92)

            (i)   35-- Agreement dated as of February 7, 1991 between
                       Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from AEC Oil and Gas Company, a Division of Alberta Energy Company, Ltd. to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)93)

            (i)   36-- Agreement dated as of February 7, 1991 between
                       Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ProGas Limited to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)94)

            (i)   37-- Agreement No. 2 dated as of February 7, 1991
                       between Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent Agreement No. 2 to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)95)

            (i)   38-- Agreement No. 1 dated as of February 7, 1991
                       between Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent Agreement No. 1 to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit (10)(i)96)

            (i)   39-- Agreement dated as of February 7, 1991 between
                       Central Hudson and Iroquois Gas Transmission System to transport gas imported by Alberta Northeast Gas, Limited to Central Hudson. ((19); Exhibit (10)(i)97)

            (i)   40-- Service Agreement, dated September 30, 1986,
                       between Central Hudson and Algonquin

                       Gas Transmission Company, for firm storage transportation under Rate
                       Schedule SS-III. ((20); Exhibit (10)(i)95)

            (i)   41-- Service Agreement, dated March 12, 1991, between
                       Central Hudson and Algonquin Gas Transmission Company, for firm transportation of 5,056 dth. of Texas Eastern Transmission Corporation incremental volume. ((20); Exhibit (10)(i)99)

            (i)   42-- Agreement, dated December 28, 1990 and effective
                       February 5, 1991, between Central Hudson and National Fuel Gas Supply Corporation for interruptible transportation. ((20); Exhibit (10)(i)100)

            (i)   43-- Utility Services Contract, effective October 1,
                       1991, between Central Hudson and the U.S. Department of the Army, for the provision of natural gas service to the U.S. Military Academy at West Point and Stewart Army Subpost, together with an Amendment thereto, effective October 10, 1991. ((20); Exhibit (10)(i)101)

            (i)   44-- Service Agreement, effective December 1, 1990,
                       between Central Hudson and Texas Eastern Transmission Corporation, for firm transportation service under Rate Schedule FT-1. ((20); Exhibit (10)(i)103)

            (i)   45-- Service Agreement, dated February 25, 1991, between
                       Central Hudson and Texas Eastern Transmission Corporation, for incremental 5,056 dth. under Rate Schedule CD-1. ((20); Exhibit (10)(i)104)

            (i)   46-- Service Agreement, dated January 7, 1992, between
                       Central Hudson and Texas Eastern Transmission Corporation, for the firm transportation of 6,000 dth./day under Rate Schedule FTS-5. ((20); Exhibit
                       (10)(i)106)

            (i)   47-- Agreement dated as of July 1, 1992 between Central
                       Hudson and Tennessee Gas Pipeline Company for storage of natural gas. ((21); Exhibit (10)(i)114)

            (i)   48-- Agreement dated as of July 1, 1992 between Central
                       Hudson and Tennessee Gas Pipeline Company for firm transportation periods. ((21); Exhibit (10)(i)115)

            (i)   49-- Agreement, dated November 1, 1990, between
                       Tennessee Gas Pipeline and Central Hudson for transportation of third-party gas for injection into and withdrawal from Penn York storage. ((2); Exhibit
                       (10)(i)100)

            (i)   50-- Agreement, dated December 1, 1991, between Central
                       Hudson and Iroquois Gas Transmission System for interruptible gas transportation service. ((2); Exhibit
                       (10)(i)101)

            (i)   51-- Letter Agreement, dated August 24, 1992, between
                       Central Hudson and Iroquois Gas Transmission System amending that certain Agreement, dated December 1, 1991 between said parties for interruptible gas transportation service. ((19); Exhibit (10)(i)102)

            (i)   52-- Nine Mile Point Nuclear Station Unit 2 Operating
                       Agreement, effective January 1, 1993, between and among Central Hudson, Niagara Mohawk Power Corporation, Long Island Lighting Company, New York State Electric & Gas Corporation and Rochester Gas and Electric Corporation. ((2); Exhibit (10)(i)105)

            (i)    53-- Gas Transportation Agreement, dated as of September
                        1, 1993, by and between Tennessee Gas Pipeline Company and Central Hudson. ((1); Exhibit(10)(i)108)

            (i)    54-- Agreement, dated as of May 20, 1993, between
                        Central Hudson and New York State Electric & Gas Corporation. ((24); Exhibit (10)(i)93)

            (i)    55-- Agreement for the Sale and Purchase of Coal, dated
                        as of December 1, 1996, among Central Hudson, Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of the agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission] ((30); Exhibit (10)(i)107)

            (i)   56-- Credit Agreement, dated as of October 23, 1996,
                       among Central Hudson and The Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent. ((30); Exhibit (10)(i)110)

            (i)   57--Settlement Agreement, dated March 20, 1997, among
                      Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. ((31); Exhibit
                      (10)(i)111)

            (i)   58--Amended and Restated Settlement Agreement, dated
                      January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. ((32); Exhibit (10)(i)112)

            (i)   59--Amendment, dated as of March 20, 1994, to the
                      Agreement, dated as of September 9, 1987, between Central Hudson and Niagara Mohawk Power Corporation relating to the purchase of interests in the Roseton Electric Generating Plant (Exhibit (19)(10)(i)76) [Certain portions of said Amendment set forth and relate to confidential terms of said Amendment and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((33); Exhibit (10)(i)112)

            (i)   60--Amendment, dated as of November 1, 1997, to the
                      Agreement for the Sale and Purchase of Coal, dated December 1, 1996, among Central Hudson, Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((33); Exhibit (10)(i)113)


            (i)   61-- Modification to the Amended and Restated Settlement
                       Agreement, dated February 26, 1998, signed by Central Hudson, the Staff of the Public Service Commission of the State of New York, the New York State Consumer Protection Board and Pace Energy Project. ((34); Exhibit
                       (10)(i)115)

            (i)   62-- Amendment II, dated as of November 1, 1998, to the
                       Agreement for the Sale and Purchase of Coal, dated December 1, 1996, among Central Hudson, Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of said Amendment setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((37); Exhibit (10)(i)80)

            (i)   63-- Participation Agreement, dated as of June 1, 1977 by
                       and between New York State Energy Research and Development Authority and Central Hudson. ((44); Exhibit
                       (10)(i)63)

            (i)   64-- Agreement, dated as of November 1, 1998, between
                       Central Hudson and Glencore Ltd., for the Sale and Purchase of Coal. [Certain portions of said Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((37); Exhibit (10)(i)81)

            (i)   65-- Participation Agreement, dated as of December 1,
                       1998, by and between New York State Energy Research and Development Authority and Central Hudson. ((37); Exhibit
                       (10)(i)82)

            (i)   66-- Participation Agreement, dated as of July 15, 1999,
                       by and between New York State Energy Research and Development Authority and Central Hudson. ((44); Exhibit (10)(i)66)

            (i)   67-- Participation Agreement, dated as of August 1,
                       1999, by and between New York State Energy Research and Development Authority and Central Hudson. ((44); Exhibit
                       (10)(i)67)

            (i)   68-- Agreement, dated April 1, 1999, between Central
                       Hudson and Arch Coal Sales Company, Inc. for the Sale and Purchase of Coal. [Certain portions of the Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((38); Exhibit (10)(i)89)

            (i)   69-- Amendment No. 3, dated as of November 1, 1999, to
                       the Agreement for the Sale and Purchase of Coal, dated December 1, 1996, between Central Hudson and Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit (10)(i)88)

            (i)   70-- Amendment No. 1, dated as of November 1, 1999, to
                       the Agreement for the Sale and Purchase of Coal, dated November 1, 1998, between Central Hudson and Glencore, Ltd. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit (10)(i)89)

            (i)   71-- Amendment No. 1, dated as of November 1, 1999, to
                       the Agreement for the Sale and Purchase of Coal, dated April 1, 1999 between Central Hudson and Arch Coal. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the

                       Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((41); Exhibit (10)(i)90)

            (i)   72-- Instrument of Appointment and Acceptance of Agent
                       and Amended and Restated Credit Agreement, dated as of January 3, 2001, among Central Hudson and the Banks referred to thereon. ((44); Exhibit (10)(i)74)

            (i)   73-- Asset Purchase and Sale Agreement, dated August 7,
                       2000, by and among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. ((43); Exhibit
                       (10)(i)93)

            (i)   74-- Asset Purchase and Sale Agreement, dated August 7,
                       2000, by and between Central Hudson and Dynegy Power Corp. ((43); Exhibit (10)(i)94)

            (i)   75-- Purchase Price Agreement, dated August 7, 2000,
                       among Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Power Corp. ((43); Exhibit (10)(i)95)

            (i)   76-- Guarantee Agreement, dated August 7, 2000, among
                       Central Hudson, Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and Dynegy Holdings, Inc. ((43); Exhibit (10)(i)96)

            (i)   77-- Nine Mile Point Unit 2 Nuclear Generating Facility
                       Asset Purchase Agreement, dated as of December 11, 2000, by and among Central Hudson, Niagara Mohawk Power Corporation, New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Constellation Energy Group, Inc. and Constellation Nuclear LLC. ((44); Exhibit (10)(i)79)

            (i)   78-- Power Purchase Agreement, dated as of December 11,
                       2000, by and between Constellation Nuclear, LLC and Central Hudson. ((44); Exhibit (10)(i)80)

            (i)   79-- Revenue Sharing Agreement, dated as of December 11,
                       2000, by and between Constellation Nuclear LLC and Central Hudson. ((44); Exhibit (10)(i)81)

            (i)   80-- Transition Power Agreement, dated January 30, 2001,
                       by and between Central Hudson and Dynegy Power Marketing, Inc. ((44); Exhibit (10)(i)82)

            (i)   81-- Amendment II, dated as of December 22, 2000, to the
                       Agreement for the Sale and Purchase of Coal, dated April 1, 1999, between Central Hudson and Arch Coal Sales Company, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((44); Exhibit (10)(i)84)

            (i)   82-- Amendment IV, dated as of December 29, 2000, to the
                       Agreement for the Sale and Purchase of Coal made as of December 1, 1996, between Central Hudson and Inter-American Coal N.V. and Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((44); Exhibit (10)(i)85)

            (iii)  1-- Directors' Deferred Compensation Plan of Central
                       Hudson, effective October 1, 1980. ((16); Exhibit
                       (10)(iii)1)

            (iii)  2-- Executive Deferred Compensation Plan of Central
                       Hudson, effective March 1, 1992. ((20); Exhibit
                       (10)(iii)8)

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

            (iii) 14-- Change-of-Control Severance Policy of Central
                       Hudson, effective December 1, 1998. ((37); Exhibit
                       (10)(iii)14)

            (iii) 15-- Form of Employment Agreement, dated October 23,
                       1998, effective December 1, 1998, for all officers of Central Hudson. ((37); Exhibit (10)(iii)15)

            (iii) 16-- Employment Agreement, dated October 23, 1998,
                       effective December 1, 1998, between Central Hudson and Paul J. Ganci. ((37); Exhibit (10)(iii)16)

            (iii) 17-- Amendment, dated December 1, 1998, to the Executive
                       Deferred Compensation Plan of Central Hudson. ((37); Exhibit (10)(iii)17)

            (iii) 18-- Amendment, dated December 1, 1998, to the
                       Retirement Benefit Restoration Plan of Central Hudson. ((37); Exhibit (10)(iii)18)

            (iii) 19-- Amendment, dated October 1, 1999 to Central
                       Hudson's Directors Deferred Compensation Plan, effective October 1, 1980. ((41); Exhibit(10)(iii)19)

            (iii) 20-- Instrument of Assignment and Assumption, dated
                       December 15, 1999, assuming CH Energy Group, Inc. the Executive Deferred Compensation Plan of Central Hudson, dated March 1, 1992 and as amended, December 17, 1993 and December 1, 1998. ((41); Exhibit (10)(iii)20)

            (iii) 21-- Instrument of Assignment and Assumption, dated
                       December 15, 1999, by CH Energy Group, Inc. of the Change of Control Severance Policy of Central Hudson, dated December 1, 1998. ((41); Exhibit(10)(iii) 22)

            (iii) 22-- Assignment and Assumption, dated December 15, 1999, by CH Energy Group, Inc. of Central Hudson Employment Agreements, effective December 1, 1998, covering all officers of CH Energy Group, Inc. and Central Hudson. ((41); Exhibit (10)(iii)23)

            (iii)  23-- Assignment and Assumption, dated December 15, 1999, by CH Energy Group, Inc. of Central Hudson Employment Agreement, effective December 1, 1998, covering Paul J. Ganci. ((41); Exhibit (10)(iii)24)

            (iii)  24-- CH Energy Group, Inc. Directors and Executives
                        Deferred Compensation Plan, effective January 1, 2000. ((41); Exhibit (10)(iii)25)

            (iii)  25-- Trust and Agency Agreement, dated December 15, 1999 and effective January 1, 2000, between CH Energy Group, Inc. and First America Trust Company for Directors and Executives Deferred Compensation Plan of CH Energy Group, Inc. ((41); Exhibit (10)(iii)26)

            (iii)  26-- Long-Term Performance-Based Incentive Plan of CH
                        Energy Group, Inc., effective January 1, 2000. ((41); Exhibit (10)(iii)27)

            (iii)  27-- CH Energy Group, Inc. Supplementary Retirement
                        Plan, effective December 15, 1999, being an amendment and restatement of the Central Hudson Executive Deferred Compensation Plan as assigned to CH Energy Group, Inc. ((42); Exhibit (10)(ii)29)

            (iii)  28-- Amendment to and Restatement of Central Hudson's
                        Retirement Benefit Restoration Plan, effective as of January 1, 2000. ((42); Exhibit (10)(iii)30)

            (iii)  29-- Form of Employment Agreement, effective December
                        15, 1999, for all officers of CH Energy Group, Inc. and its affiliate companies. ((42); Exhibit (10)(iii)31);

            (iii)  30-- Employment Agreement, dated December 15, 1999, between CH Energy Group, Inc. and Paul J. Ganci. ((42); Exhibit (10)(iii)32)

            (iii)  31-- Amendment Number Three to the Central Hudson
                        Savings Incentive Plan, effective January 1, 2001. ((44); Exhibit (10)(iii)32)

            (iii) 32-- Amendment to the CH Energy Group, Inc.
                       Change-of-Control Severance Policy, effective August 1, 2000. ((44); Exhibit (10)(iii)33)

(12)    --   Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(21)    --   Affiliates of Central Hudson:


                                 State or other        Name under which
                                 Jurisdiction of      Affiliate conducts
Name of Affiliate                Incorporation            Business
-----------------                 --------------     ------------------
CH Energy Group, Inc.              New York           CH Energy Group, Inc.

Central Hudson Energy              New York           Central Hudson Energy
Services, Inc.                                        Services, Inc.

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

Greene Point                      New York              Greene Point
Development Corporation                                 Development Corporation

CH Resources, Inc.                New York              CH Resources, Inc.

CH Syracuse                       New York              CH Syracuse Properties,
Properties, Inc.                                        Inc.

CH Niagara                        New York              CH Niagara Properties,
Properties, Inc.                                        Inc.

Central Hudson                    New York             Central Hudson
Enterprises Corporation                                Enterprises Corporation

SCASCO, Inc.                      Connecticut           SCASCO, Inc.

Prime Industrial                  New York              Prime Industrial Energy
Energy Services, Inc.                                   Services, Inc.

Griffith Energy                   New York              Griffith Energy
Services, Inc.                                          Services, Inc.


(23) --           Consent of Experts:

                  The consents of PricewaterhouseCoopers LLP.

(24) --           Powers of Attorney:

                  Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci.

(99) --           Additional Exhibits:

                  (i)  1-- Stipulation and Order on Consent signed on behalf of the Department of Environmental Protection of the City of New York, Environmental Defense Fund, Inc., Department of Environmental Conservation of the State of New York, Central Hudson and Consolidated Edison
                            Company of New York, Inc. ((23); Exhibit 28.1)

                  (i)  2-- Settlement Agreement on Issues Related to Nine Mile
                           Two Nuclear Plant, dated June 6, 1990, among the Staff of the Department of Public Service, the Consumer Protection Board, the Attorney General of the State of New York, Assemblyman Maurice Hinchey, Multiple Intervenors, Central Hudson, Long Island

                        Lighting Company, New York State Electric & Gas Corporation, Niagara Mohawk Power Corporation and Rochester Gas and Electric Corporation. ((19); Exhibit
                        (28)(i)4)

            (i)     3-- Order on Consent signed on behalf of the New York
                        State Department of Environmental Conservation and Central Hudson relating to Central Hudson's former manufactured gas site located in Newburgh, New York. ((28); Exhibit (99)(i)5)

            (i)     4-- Summary of principal terms of the Amended and
                        Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. ((32); Exhibit 99(1))

            (i)     5-- Central Hudson's acceptance, dated February 26,
                        1998, of the Order of the Public Service Commission of the State of New York, issued and effective February 19, 1998, adopting the terms of Central Hudson's Amended and Restated Settlement subject to modifications and conditions. ((34); Exhibit 99(1))

            (i)     6-- Order of the Public Service Commission of the State
                        of New York, issued and effective February 19, 1998, adopting the terms of Central Hudson's Amended Settlement Agreement, subject to certain modifications and conditions. ((34); Exhibit (10)(1))

            (i)     7-- Order of the Public Service Commission of the State
                        of New York, issued and effective June 30, 1998, explaining in greater detail and reaffirming its Abbreviated Order, issued and effective February 19, 1998, which February 19, 1998 Order modified, and as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among Central Hudson, the PSC Staff and others as part of the PSC's "Competitive Opportunities" proceeding. ((35); Exhibit (10)(1))

            (i)     8-- Order of the Public Service Commission of the State
                        of New York, issued and effective December 20, 2000, authorizing the transfer of the Danskammer Plant and the Roseton Plant. ((44); Exhibit (99)(i)8)

            (i)    9 -- Order of the Public Service Commission of the State
                        of New York, issued and effective January 25, 2001, clarifying prior Order relating to the approval of the transfer of the Danskammer Plant and the Roseton Plant. ((44); Exhibit (99)(i)9)

The following are notes to the Exhibits listed above:

            (1) Incorporated herein by reference to Central Hudson's Quarterly report on Form 10-Q for fiscal quarter ended September 30, 1993 (File No. 1-3268).

            (2) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992 (File No. 1-3268).

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

                    (h) Incorporated herein by reference to Pricing Supplement
                        No. 7, Dated July 26, 1993 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connectio with Registration Statement No. 33-46624.

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

            (11) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-50276.

            (12) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-54690.

            (13) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-58500.

            (14) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File No. 1-3268).

            (15)        [Reserved]

            (16) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-3268).

            (17) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-3268).

            (18)        [Reserved]

            (19) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-3268).

            (20) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-3268).

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

            (34) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated February 10, 1998 (File No. 1-3268).

            (35) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated July 24, 1998 (File No. 1-3268).

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

                    (c) Incorporated herein by reference to Pricing Supplement
                        No. 2, Dated January 26, 2000 (To Prospectus dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement Nos. 333-65597 and 33-56349.

                    (d) Incorporated herein by reference to Pricing Supplement
                        No. 3, dated June 8, 2000 (To Prospectus dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement Nos. 333-65597 and 33-56349)

            (37) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-3268).

            (38) Incorporation herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 1-3268).

            (39) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K dated December 15, 1999 (File No. 1-3268)

            (40) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-3268).

            (41) Incorporated herein by reference to the Annual Report of CH Energy Group, Inc. on Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-52797).

            (42) Incorporated herein by reference to the Quarterly Report of CH Energy Group, Inc. on Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 0-30512).

            (43) Incorporated herein by reference to the Quarterly Report of CH Energy Group, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2000 (File No. 0-30512).

            (44) Incorporated herein by reference to the Annual Report of CH Energy Group, Inc. on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-30512).

* Exhibits preceded by an asterisk have heretofore been classified as basic documents under previous Rule 24(b) of the SEC Rules of Practice.