Form 10-Q
period 2001-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2001-05-11
CIK 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................March 31, 2001
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Common stock, par value $5.00 per share; and the number of shares outstanding of Registrant's Common Stock, as of March 31, 2001, was 16,862,087. All shares are owned by CH Energy Group, Inc.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


         PART I - FINANCIAL INFORMATION                                     PAGE

Item 1 -  Consolidated Financial Statements                                    1

                  Consolidated Statement of Income -
                   Three Months Ended March 31, 2001 and 2000                  1

                  Consolidated Balance Sheet - March 31, 2001
                   and December 31, 2000                                       2

                  Consolidated Statement of Cash Flows -
                   Three Months Ended March 31, 2001 and 2000                  4

                  Notes to Consolidated Financial Statements                   5

Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               9

Item 3 -  Quantitative and Qualitative Disclosure
                    about Market Risk                                         13

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    14

Item 4 - Submission of Matters to a Vote of
                   Security Holders                                           14

Item 5 -  Other Information                                                   14

Item 6 - Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    15

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                             For the 3 Months
                                                              Ended March 31,
                                                             2001        2000
                                                           --------    --------
                                                          (Thousands of Dollars)
Operating Revenues
  Electric .............................................   $107,700    $107,421
  Gas ..................................................     53,587      40,131
                                                           --------    --------
    Total - own territory ..............................    161,287     147,552
  Electric Sales to other utilities ....................      7,555      10,719
  Gas Sales to other utilities .........................         26         709
                                                           --------    --------
                                                            168,868     158,980
                                                           --------    --------
Operating Expenses
  Operation:
    Fuel used in electric generation ...................     13,083      19,326
    Purchased electricity ..............................     40,598      23,115
    Purchased natural gas ..............................     33,341      22,809
    Other expenses of operation ........................     31,320      32,254
  Depreciation and amortization ........................      8,197      12,008
  Taxes, other than income tax .........................     14,883      15,852
  Federal/State income tax .............................      7,995       9,084
                                                           --------    --------
                                                            149,417     134,448
                                                           --------    --------

Operating Income .......................................     19,451      24,532
                                                           --------    --------

Other Income and (Deductions)
  Allowance for equity funds used during construction ..         81          --
  Federal income tax ...................................     (1,261)        (28)
  Other - net ..........................................      3,791       2,274
                                                           --------    --------
                                                              2,611       2,246
                                                           --------    --------

Income before Interest Charges .........................     22,062      26,778
                                                           --------    --------

Interest Charges
  Interest on mortgage bonds ...........................      2,570       3,205
  Interest on other long-term debt .....................      3,348       2,702
  Other interest .......................................      3,594       2,126
  Allowance for borrowed funds used during construction         (64)       (153)
                                                           --------    --------
                                                              9,448       7,880
                                                           --------    --------

Net Income .............................................     12,614      18,898

Dividends Declared on Cumulative Preferred Stock .......        807         807
                                                           --------    --------

Income Available for Common Stock ......................   $ 11,807    $ 18,091
                                                           ========    ========


                 See Notes to Consolidated Financial Statements.

              CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                     CONSOLIDATED BALANCE SHEET


                                                         March 31,  December 31,
                                                            2001        2000
                                     ASSETS             (Unaudited)  (Audited)
                                                        ----------  ----------
                                                        (Thousands of Dollars)
Utility Plant
    Electric .........................................  $  565,563  $1,277,617
    Gas ..............................................     175,322     172,242
    Common ...........................................     101,203      99,353
    Nuclear fuel .....................................      46,698      46,688
                                                        ----------  ----------
                                                           888,786   1,595,900

    Less:  Accumulated depreciation ..................     324,003     668,168
            Nuclear fuel amortization ................      41,447      40,762
                                                        ----------  ----------
                                                           523,336     886,970

    Construction work in progress ....................      40,023      43,882

                                                        ----------  ----------
        Net Utility Plant ............................     563,359     930,852
                                                        ----------  ----------

Other Property and Plant .............................         972         973
                                                        ----------  ----------

Prefunded Pension Costs and Other Investments
    Prefunded Pension Costs ..........................      68,098      63,390
    Other Investments ................................     236,127      18,199
                                                        ----------  ----------
Total Prefunded Pension Costs and Other Investments ..     304,225      81,589
                                                        ----------  ----------


Current Assets
    Cash and cash equivalents ........................      37,562      17,279
    Accounts receivable from customers-net of
          allowance for doubtful accounts ............      58,275      70,072
    Accrued unbilled utility revenues ................      15,954      19,751
    Other receivables ................................       4,865       4,377
    Fuel, materials and supplies, at average cost ....      10,219      27,460
    Special deposits and prepayments .................      16,624      14,379
                                                        ----------  ----------
        Total Current Assets .........................     143,499     153,318
                                                        ----------  ----------


Deferred Charges
    Regulatory assets ................................      65,746     155,230
    Unamortized debt expense .........................       4,694       4,869
    Other ............................................       4,890       5,467
                                                        ----------  ----------
        Total Deferred Charges .......................      75,330     165,566
                                                        ----------  ----------

Accumulated Deferred Income Tax (Net) ................      37,518          --
                                                        ----------  ----------

                          TOTAL ASSETS ...............  $1,124,903  $1,332,298
                                                        ==========  ==========


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                         March 31,  December 31,
                                                           2001         2000
CAPITALIZATION AND LIABILITIES                          (Unaudited)   (Audited)
                                                        ----------   ----------
                                                         (Thousands of Dollars)
Capitalization
    Common Stock Equity:
        Common stock, 30,000,000 shares authorized;
          shares issued ($5 par value):
            2001 - 16,862,087
            2000 - 16,862,087 ........................  $   84,311   $   84,311
    Paid-in capital ..................................     174,980      273,238
    Retained earnings ................................       3,511      114,546
    Capital stock expense ............................      (5,846)      (5,865)
                                                        ----------   ----------
            Total Common Stock Equity ................     256,956      466,230
                                                        ----------   ----------

    Cumulative Preferred Stock
        Not subject to mandatory redemption ..........      21,030       21,030
        Subject to mandatory redemption ..............      35,000       35,000
                                                        ----------   ----------
            Total Cumulative Preferred Stock .........      56,030       56,030
                                                        ----------   ----------

    Long-term Debt ...................................     320,377      320,370
                                                        ----------   ----------
            Total Capitalization .....................     633,363      842,630
                                                        ----------   ----------

Current Liabilities
    Current maturities of long-term debt .............      62,610       62,610
    Notes payable ....................................          --       25,000
    Accounts payable .................................      33,479       36,719
    Accrued interest .................................      15,672       11,307
    Dividends payable ................................         807          807
    Accrued vacation .................................       3,900        4,472
    Customer deposits ................................       4,950        4,637
    Other ............................................       5,317        7,703
                                                        ----------   ----------
            Total Current Liabilities ................     126,735      153,255
                                                        ----------   ----------

Deferred Credits and Other Liabilities
    Regulatory liabilities ...........................     310,116      118,574
    Operating reserves ...............................       5,323        4,755
    Other ............................................      49,366       18,636
                                                        ----------   ----------
            Total Deferred Credits
              and Other Liabilities ..................     364,805      141,965
                                                        ----------   ----------

Accumulated Deferred Income Tax (Net) ................          --      194,448
                                                        ----------   ----------


            TOTAL CAPITALIZATION AND LIABILITIES .....  $1,124,903   $1,332,298
                                                        ==========   ==========


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                          For the 3 Months Ended
                                                                 March 31,
                                                            2001         2000
                                                          ---------    --------
OPERATING ACTIVITIES:                                     (Thousands of Dollars)

  Net Income ..........................................   $  12,614    $ 18,898
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation, amortization & nuclear
          fuel amortization ...........................       9,303      12,955
        Deferred income taxes, net ....................        (649)       (542)
        Nine Mile 2 Plant deferred finance
          charges, net ................................          95      (1,214)
        Provision for uncollectibles ..................         625         625
        Net accrued/deferred pension costs ............      (3,943)     (3,700)
        Deferred gas costs/gas refunds ................         695       3,784
        Deferred revenues per 1998 Settlement
          Agreement ...................................      10,080       3,886
        Other, net ....................................       4,440      (2,944)

      Changes in current assets and
          liabilities, net:
        Accounts receivable and unbilled revenues .....      14,481      (8,177)
        Fuel, materials and supplies ..................       2,921       1,310
        Special deposits and prepayments ..............      (2,245)     (6,932)
        Accounts payable ..............................      (3,241)     (5,753)
        Accrued taxes and interest ....................     (23,101)     13,394
        Deferred taxes related to sale of plants
          and NMP2 write-off ..........................    (233,876)         --
        Other, net ....................................      (2,643)     (2,007)
                                                          ---------    --------

    NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES ............................    (214,444)     23,583
                                                          ---------    --------

INVESTING ACTIVITIES:

    Proceeds from sale of fossil generation plants ....     713,202          --
    Investment of proceeds from sale of plants ........    (219,200)         --
    Additions to plant ................................     (15,972)    (14,419)
    Return of equity from affiliate ...................          --      26,000
    Nine Mile 2 Plant decommissioning trust fund ......        (217)       (217)
    Other, net ........................................       3,821        (231)
                                                          ---------    --------

    NET CASH PROVIDED BY INVESTING ACTIVITIES .........     481,634      11,133
                                                          ---------    --------

FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt ..........          --       7,500
    Repayments of short-term debt .....................     (25,000)    (42,500)
    Dividends paid on cumulative preferred
      and common stock ................................      (9,907)     (7,808)
    Special dividend to parent ........................    (212,000)         --
    Issuance and Redemption Costs .....................          --         (11)
                                                          ---------    --------

    NET CASH USED IN FINANCING ACTIVITIES .............    (246,907)    (42,819)
                                                          ---------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...............      20,283      (8,103)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR .........      17,279      11,756
                                                          ---------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD .............   $  37,562    $  3,653
                                                          =========    ========


Supplemental Disclosure of Cash Flow Information

    Interest paid (net of amounts capitalized) ........   $   5,302    $  2,947

        Federal & State income tax paid ...............   $   6,400          --

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

     The accompanying consolidated financial statements of Central Hudson Gas & Electric Corporation (herein the Company) are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 2000, (Company's 10-K Report).

     Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

     Reference is made to Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Impact of Settlement Agreement on Accounting Policies," hereinafter the "Settlement Agreement."

     At December 31, 2000, net regulatory assets of the Company associated with the fossil-fueled generating assets, including asbestos litigation costs and Clean Air Act credits, totaled $1.9 million. Since the fossil-fueled net regulatory assets were offset against the sale proceeds (from the sale, on January 30, 2001, of the Company's interests in the Danskammer and Roseton Plants) in excess of the net book value of the Company's interests in the Danskammer and Roseton Plants, the balance in these accounts at March 31, 2001 is zero. (See Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations 10-K Report under the caption "Sale of Generating Plants.")

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

     As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Company's 10-K Report, the Company had received approval from its shareholders and regulators to form a holding company. The holding company restructuring took place on December 15, 1999, at which time the Company became the wholly-owned subsidiary of CH Energy Group, Inc. (Energy Group). As of March 31, 2001, $28 million of the $100 million authorized by the Public Service Commission of the State of New York, hereinafter the PSC, has been transferred from the Company to the competitive business subsidiaries of Central Hudson Energy Services, Inc. (CH Services), which competitive business subsidiaries are described in Item 1 of the Company's 10-K Report under the caption "Other Affiliates of Central Hudson."

RATE PROCEEDINGS - ELECTRIC AND GAS

     Reference is made to Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Rate Proceedings - Electric and Gas." On August 1, 2000, the Company filed a major rate and restructuring proposal with the PSC. On April 24, 2001, the Administrative Law Judge (ALJ) assigned to this proceeding issued a recommended decision addressing the Company's and other parties' positions. The Company is reviewing the content of the ALJ's decision and will file its response on May 15, 2001. The Company can make no prediction as to what determinations the PSC will ultimately make with respect to this proceeding. The PSC is expected to act on this proceeding by July 1, 2001.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

     Reference is made to Note 10 - "Segments and Related Information" to the Consolidated Financial Statements included in the Company's 10-K Report.)

     The Company's reportable operating segments are its electric and gas operations. All of the segments currently operate in the northeast region of the United States.

     Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of the common property have been allocated to the segments in accordance with practice established for regulatory purposes.

     A material change occurred with the Company's total assets at March 31, 2001 as compared to total assets at December 31, 2000. The net reduction of $207.4 million related primarily to a decrease in net utility plant for the electric segment.

     Central Hudson Gas & Electric Segment Disclosure - FAS 131 Quarter Ended March 31,

                                                             2001
                                               ---------------------------------
                                               Electric       Gas         Total
                                               --------     -------     --------
                                                     (Thousands of Dollars)

Revenues from external customers               $115,229     $53,444     $168,673
Intersegment revenues                                26         169          195
                                               --------     -------     --------

     Total revenues                            $115,255     $53,613     $168,868

Income Available for Common Stock              $  5,183     $ 6,624     $ 11,807

                                                              2000
                                               ---------------------------------
                                               Electric       Gas         Total
                                               --------     -------     --------
                                                     (Thousands of Dollars)

Revenues from external customers               $118,117     $40,423     $158,540
Intersegment revenues                                23         417          440
                                               --------     -------     --------

     Total revenues                            $118,140     $40,840     $158,980

Income Available for Common Stock              $ 12,165     $ 5,926     $ 18,091

NOTE 4 - NEW ACCOUNTING STANDARDS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS 133

     Reference is made to Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" of the Company's 10-K Report and also, Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement." These sections of the Company's 10-K provide background information regarding its risk management policy and practices for minimizing price risk associated with commodity purchases and the development of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments with certain limited exceptions including the "normal purchases and sales exception," be recognized at fair value on the Company's balance sheet effective January 1, 2001, with offsetting gains or losses recognized in earnings. The standard also permits the deferral of gains or losses if stringent hedge accounting provisions are met. The Company implemented SFAS 133 on January 1, 2001.

     Central Hudson utilizes derivative instruments (natural gas futures, basis swaps and contracts for differences) to hedge the exposure to the variability in cash flows associated with forecasted sales of natural gas and forecasted purchases and sales of electricity. These derivatives have not been formally designated as hedges under the provisions of SFAS 133 because the related gains and losses are included as part of Central Hudson's commodity cost and/or price reconciled in its natural gas and electric service charge clauses and are, therefore, deferred for passback or recovery to customers under these adjustment mechanisms. The total net gain associated with settled and open derivatives was not material to the Company's financial position or results of operation.

PLANT DECOMMISSIONING

     Reference is made to the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Company's 10-K Report. In February 2000, the FASB issued an exposure draft proposing to amend the initial FASB exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." The title of the February 17, 2000 exposure draft is "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," and the FASB is proposing that the statement be effective for financial statements for fiscal years beginning after June 15, 2001. During the first quarter of 2001, the FASB continued to deliberate issues raised in comment letters received, and a final statement is expected to be issued during the second quarter of 2001. The Company can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Company.

PROPERTY, PLANT AND EQUIPMENT

     On April 25, 2001, the American Institute of Certified Public Accountants (AICPA) issued a proposed Statement of Position (SOP) called "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." The AICPA is developing the above SOP to enhance financial reporting consistency by establishing uniform criteria for when costs associated with property, plant and equipment (PP&E) in all industries should be capitalized or expensed. The SOP would apply to all PP&E costs reported in financial statements prepared under Generally Accepted Accounting Principles (GAAP). The proposal would increase expenses by requiring detailed component accounting, a charge for the remaining net book value of a replaced PP&E or a component, and the expensing of certain indirect and overhead costs currently permitted to be capitalized. The proposal also addresses the accounting for planned major maintenance activities and would prohibit the accrual of a liability for these costs prior to their being incurred. Comments are due on the SOP by July 25, 2001. This SOP is effective for financial statements for fiscal years beginning after December 15, 2001. The Company can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - "Commitments and Contingencies," to the Consolidated Financial Statements included in the Company's 10-K Report. Except for that which is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended March 31, 2001, and all documents previously filed with the Securities and Exchange Commission in 2001, there have been no material changes in the subject matters discussed in said Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     For the three months ended March 31, 2001, cash expenditures related to the construction program of the Company amounted to $16 million. Construction expenditures during the quarter ended March 31, 2001, were primarily for normal extensions and improvements of the Company's electric and natural gas systems as well as the transfer of substation and gas regulator station facilities from the Roseton Plant cotenants to Central Hudson as part of the sale of that Plant on January 30, 2001. The cash requirements for the expenditures were funded from internal sources.

     Central Hudson has $50 million of committed short-term credit facilities available and has also entered into a revolving credit agreement with several commercial banks. Authorization from the PSC limits the short-term borrowing amount Central Hudson may have outstanding, at any time, to $52 million in the aggregate.

     At March 31, 2001, the Company had no short-term debt outstanding. Investments in short-term securities, including cash and cash equivalents, were $37.6 million at the end of March 2001.

RESULTS OF OPERATIONS

     The following table reports the variation in the results of operations for the three months ended March 31, 2001 compared to the same period in 2000:

                                                   3 MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                                      INCREASE
                                                  2001       2000    (DECREASE)
                                                --------   --------   --------
                                                     (Thousands of Dollars)

Operating Revenues ..........................   $168,868   $158,980   $  9,888
Operating Expenses ..........................    149,417    134,448     14,969
                                                --------   --------   --------
Operating Income ............................     19,451     24,532     (5,081)
Other Income ................................      2,611      2,246        365
                                                --------   --------   --------
Income before Interest
 Charges ....................................     22,062     26,778     (4,716)
Interest Charges ............................      9,448      7,880      1,568*
                                                --------   --------   --------

Net Income ..................................     12,614     18,898     (6,284)
Dividends Declared on Cumulative
 Preferred Stock ............................        807        807         --
                                                --------   --------   --------
Income Available for Common
 Stock ......................................   $ 11,807   $ 18,091   $ (6,284)
                                                ========   ========   ========

* Interest charges increased due to carrying charges on deferred gain on the sale of the Company's interests in the Roseton and Danskammer Plants on January 30, 2001.

OPERATING REVENUES

     Operating revenues increased $9.9 million (6%) for the first quarter of 2001 as compared to the first quarter of 2000. Details of these revenue changes by electric and gas departments are as follows:

                                          INCREASE (DECREASE) FROM PRIOR PERIOD
                                                      FIRST QUARTER
                                          -------------------------------------
                                           Electric                     Gas
                                           --------                  --------
                                                 (Thousands of Dollars)

Customer Sales* .......................    $(23,142)                 $   (628)**
Sales to Other
 Utilities ............................      (3,164)                     (683)
Fuel and Gas Cost
 Adjustment ...........................      27,203                    12,700
Deferred Revenues .....................      (3,652)***                 1,466
Miscellaneous .........................        (130)                      (82)
                                           --------                  --------
                                           $ (2,885)                 $ 12,773
                                           ========                  ========

* Includes delivery of electricity and gas supplied by others. **Both firm and interruptible revenues.

*** Includes the deferral and restoration of revenues related to the Company's
    Retail Access Program and earnings in excess of rate of return cap under the Settlement Agreement.

     The reduction in revenues from electric sales was due to the interim electric rates effective February 1, 2001 following the sale of the Company's interests in the Danskammer and Roseton Plants on January 30, 2001.

SALES

     The Company's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

     Total kilowatthour sales of electricity within the Company's service territory increased 5% and firm sales of natural gas increased 10% in the first quarter of 2001 as compared to the first quarter of 2000. Changes in sales from last year by major customer classifications, including energy supplied by others, are set forth below.

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                                      FIRST QUARTER
                                           -------------------------------------
                                            Electric                 Gas
                                            --------                 ---

Residential ...........................          8%                   8%
Commercial ............................          5                   14
Industrial ............................         --                   (5)
Interruptible .........................        N/A                  (46)

     Billing heating degree days were 10% higher for the three months ended March 31, 2001 when compared to the same period in 2000.

     Interruptible gas sales decreased 46% in the first quarter of 2001 due largely to a reduction in gas sales for electric generation.

OPERATING EXPENSES

     The following table reports the variation in the operating expenses for the three months ended March 31, 2001 compared to the same period in the prior year:

                                                         INCREASE (DECREASE)
                                                          FROM PRIOR PERIOD
                                                            FIRST QUARTER
                                                     ---------------------------
                                                      Amount             Percent
                                                     --------            -------
                                                       (Thousands of Dollars)
Fuel and Purchased Electricity ..................    $ 11,240               27%
Purchased Natural Gas ...........................      10,532               46
Other Expenses of Operation .....................        (934)              (3)
Depreciation and Amortization ...................      (3,811)             (32)
Taxes, Other than Income Tax ....................        (969)              (6)
Federal Income tax ..............................      (1,089)             (12)
                                                     --------              ---
        Total ...................................    $ 14,969               11%
                                                     ========              ===

     Total operating expenses increased $15 million (11%), from $134.4 million in 2000 to $149.4 in 2001. The increase in operating expenses results from increases in the cost of fuel used in electric generation, purchased electricity and purchased natural gas. The rise in costs is due to increased fossil fuel prices, increased electric and gas own territory sales and, the impact of changing market conditions brought about by the restructuring of the New York State wholesale electricity market. The increases are partially offset by a $6.8 million reduction in other costs such as depreciation and amortization, taxes other than income taxes, income taxes and other expenses of operation. The reduction in these costs is largely due to the sale of the Company's interests in the Danskammer and Roseton Plants on January 30, 2001.

DIVIDENDS TO CH ENERGY GROUP

     Reference is made to the caption "Dividends to Energy Group" of Part II,
Item 7 of the Company's 10-K Report, for a discussion of the Company's dividend payments. On February 9, 2001 the Board of Directors of the Company declared a special dividend of $212 million payable February 9, 2001 to Energy Group, its sole shareholder. Also, on April 17, 2001 the Board of Directors of the Company declared a dividend of $4.8 million, payable May 1, 2001 to Energy Group.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

     Statements included in this Quarterly Report on Form 10Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipated," "believe," "intends," "estimates," "expect," and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time-to-time in the Company's reports filed with the SEC. All forward-looking statements are intended to be subject to the safe harbor protections provided by such Section 21E. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include weather, energy supply and demand, developments in the legislative, regulatory and competitive environment, electric and gas industry restructuring and cost recovery, future market prices for energy, capacity and ancillary services, nuclear industry regulation, the outcome of pending litigation, and certain environmental matters, particularly ongoing development of air quality regulations and industrial waste remediation requirements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Reference is made to Part II, Item 7A of the Company's 10-K Report for a discussion of market risk. During the first quarter of 2001, the Company's exposure to such market risk was not material to its financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     (a) Asbestos Litigation. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 9 - "Commitments and Contingencies," under the caption "Asbestos Litigation," in Part II, Item 8 of Central Hudson's 10-K Report.

     As of April 30, 2001, 31 new cases involving asbestos have been brought against Central Hudson of the type described under such caption. As of that date, of the 2,579 cases brought against Central Hudson, 1,027 remain pending. Of the 1,552 cases no longer pending against Central Hudson, 1,415 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Central Hudson's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Annual Meeting of Shareholder. Central Hudson's Annual Meeting of Shareholder was held on April 17, 2001. The following matters were voted upon at such meeting:

     Election of Directors. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The sole shareholder of the Company, Energy Group, voted all of its shares of Common Stock for the nominees. The directors are Paul J. Ganci, Carl E. Meyer, Arthur
R. Upright and Steven V. Lant.

Item 5.   Other Information

     APPOINTMENT OF OFFICERS. Immediately following Central Hudson's Annual Meeting of Shareholder, Central Hudson's Board of Directors made the following appointments: Paul J. Ganci as Chairman of the Board and Chief Executive Officer; Carl E. Meyer, President and Chief Operating Officer; Arthur R. Upright, Senior Vice President - Regulatory Affairs, Financial Planning and Accounting; Steven V. Lant, Chief Financial Officer and Treasurer; Ronald P. Brand, Senior Vice President - Special Projects; Joseph J. DeVirgilio, Jr., Senior Vice President - Corporate Services and Administration; Donna S. Doyle, Vice

President - Accounting and Controller; Charles A. Freni, Vice President - Engineering and Environmental Affairs; John C. Checklick, Vice President - Customer Services and Marketing; Gladys L. Cooper, Corporate Secretary; Denise
D. VanBuren, Vice President - Corporate Communications and Community Relations; Christopher M. Capone, Assistant Treasurer - Investor Relations, and John E. Gould, Assistant Secretary.

Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

     Exhibit No.
  Regulation S-K
      Item 601
    Designation                          Exhibit Description
 -----------------                       -------------------

       (12)         -- Statement Showing Computation of the Ratio of Earnings to
                       Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

     (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Central Hudson filed the following Current Report on Form 8-K:

(i) A Report, dated January 31, 2001, which reports the consummation of the sale of Central Hudson's interests in the Roseton and the Danskammer Generating Plants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                       CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                     (Registrant)


                                       By:        /s/ Donna S. Doyle
                                          ----------------------------------
                                                      Donna S. Doyle
                                               Vice President - Accounting
                                                      and Controller


Dated:  May 11, 2001

                                  EXHIBIT INDEX

     Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

    Exhibit No.
  Regulation S-K
      Item 601
    Designation                             Exhibit Description
  --------------                            -------------------

       (12)         -- Statement Showing Computation of the Ratio of Earnings to
                       Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.