Form 10-Q
period 2001-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2001-08-09
CIK 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Common stock, par value $5.00 per share; and the number of shares outstanding of Registrant's Common Stock, as of June 30, 2001, was 16,862,087. All shares are owned by CH Energy Group, Inc.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX



          PART I - FINANCIAL INFORMATION                                    PAGE
          ------------------------------                                    ----

Item 1 -  Consolidated Financial Statements                                   1

          Consolidated Statement of Income -
           Three Months Ended June 30, 2001 and 2000                          1

          Consolidated Statement of Income -
           Six Months Ended June 30, 2001 and 2000                            2

          Consolidated Balance Sheet - June 30, 2001
           and December 31, 2000                                              3

          Consolidated Statement of Cash Flows -
           Three Months Ended June 30, 2001 and 2000                          5

          Notes to Consolidated Financial Statements                          6

Item 2 -  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    12

Item 3 -  Quantitative and Qualitative Disclosure
            about Market Risk                                                17

          PART II - OTHER INFORMATION
          ---------------------------

Item 1 -  Legal Proceedings                                                  17

Item 5 -  Other Information                                                  17

Item 6 -  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                   19

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                            For the 3 Months
                                                             Ended June 30,
                                                           2001          2000
                                                        ---------     ---------
                                                        (Thousands of Dollars)
Operating Revenues
  Electric .........................................    $ 104,196     $ 107,324
  Gas ..............................................       25,292        20,581
                                                        ---------     ---------
    Total - own territory ..........................      129,488       127,905
  Electric Sales to other utilities ................          100        16,860
  Gas Sales to other utilities .....................           26         1,373
                                                        ---------     ---------
                                                          129,614       146,138
                                                        ---------     ---------
Operating Expenses
  Operation:
    Fuel used in electric generation ...............          574        20,682
    Purchased electricity ..........................       57,295        30,340
    Purchased natural gas ..........................       13,361        11,141
    Other expenses of operation ....................       29,878        37,614
  Depreciation and amortization ....................        6,248        11,991
  Taxes, other than income tax .....................       12,328        15,066
  Federal/State income tax .........................        1,263         4,911
                                                        ---------     ---------
                                                          120,947       131,745
                                                        ---------     ---------

Operating Income ...................................        8,667        14,393
                                                        ---------     ---------

Other Income and (Deductions)
  Allowance for equity funds used
    during construction ............................           96            --
  Federal/State income tax .........................         (553)         (120)
  Other - net ......................................        3,107         2,741
                                                        ---------     ---------
                                                            2,650         2,621
                                                        ---------     ---------

Income before Interest Charges .....................       11,317        17,014
                                                        ---------     ---------

Interest Charges
  Interest on mortgage bonds .......................        1,302         2,997
  Interest on other long-term debt .................        3,138         2,974
  Other interest ...................................        4,028         1,655
  Allowance for borrowed funds used
    during construction ............................          (76)         (172)
                                                        ---------     ---------
                                                            8,392         7,454
                                                        ---------     ---------

Net Income .........................................        2,925         9,560

Dividends Declared on Cumulative
  Preferred Stock ..................................          807           807
                                                        ---------     ---------

Income Available for Common Stock ..................    $   2,118     $   8,753
                                                        =========     =========


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                            For the 6 Months
                                                             Ended June 30,
                                                           2001         2000
                                                        ---------     ---------
                                                        (Thousands of Dollars)
Operating Revenues
  Electric .........................................    $ 211,896     $ 214,745
  Gas ..............................................       78,879        60,712
                                                        ---------     ---------
    Total - own territory ..........................      290,775       275,457
  Electric Sales to other utilities ................        7,655        27,579
  Gas Sales to other utilities .....................           52         2,081
                                                        ---------     ---------
                                                          298,482       305,117
                                                        ---------     ---------
Operating Expenses
  Operation:
    Fuel used in electric generation ...............       13,658        40,008
    Purchased electricity ..........................       97,893        53,455
    Purchased natural gas ..........................       46,702        33,950
    Other expenses of operation ....................       61,197        69,869
  Depreciation and amortization ....................       14,445        23,998
  Taxes, other than income tax .....................       27,211        30,918
  Federal/State income tax .........................        9,258        13,995
                                                        ---------     ---------
                                                          270,364       266,193
                                                        ---------     ---------

Operating Income ...................................       28,118        38,924
                                                        ---------     ---------

Other Income and (Deductions)
  Allowance for equity funds used
    during construction ............................          177            --
  Federal/State income tax .........................       (1,814)         (147)
  Other - net ......................................        6,897         5,016
                                                        ---------     ---------
                                                            5,260         4,869
                                                        ---------     ---------

Income before Interest Charges .....................       33,378        43,793
                                                        ---------     ---------

Interest Charges
  Interest on mortgage bonds .......................        3,872         6,202
  Interest on other long-term debt .................        6,487         5,677
  Other interest ...................................        7,619         3,781
  Allowance for borrowed funds used
    during construction ............................         (140)         (325)
                                                        ---------     ---------
                                                           17,838        15,335
                                                        ---------     ---------

Net Income .........................................       15,540        28,458

Dividends Declared on Cumulative Preferred Stock ...        1,615         1,615
                                                        ---------     ---------

Income Available for Common Stock ..................    $  13,925     $  26,843
                                                        =========     =========


                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                         June 30,   December 31,
                                                           2001         2000
                          ASSETS                        (Unaudited)   (Audited)
                                                         ----------  -----------
                                                         (Thousands of Dollars)
Utility Plant
   Electric ..........................................   $  569,364   $1,277,617
   Gas ...............................................      177,165      172,242
   Common ............................................      102,101       99,353
   Nuclear fuel ......................................       46,697       46,688
                                                         ----------   ----------
                                                            895,327    1,595,900

   Less:  Accumulated depreciation ...................      329,766      668,168
          Nuclear fuel amortization ..................       42,088       40,762
                                                         ----------   ----------
                                                            523,473      886,970

   Construction work in progress .....................       45,733       43,882
                                                         ----------   ----------
          Net Utility Plant ..........................      569,206      930,852
                                                         ----------   ----------

Other Property and Plant .............................          972          973
                                                         ----------   ----------

Prefunded Pension Costs and Other Investments
   Prefunded Pension Costs ...........................       71,646       63,390
   Other Investments .................................       17,113       18,199
                                                         ----------   ----------
Total Prefunded Pension Costs and Other Investments ..       88,759       81,589
                                                         ----------   ----------


Current Assets
   Cash and cash equivalents .........................      118,623       17,279
   Accounts receivable from customers-net of
         allowance for doubtful accounts .............       49,490       70,072
   Accrued unbilled utility revenues .................        9,913       19,751
   Other receivables .................................        9,479        4,377
   Fuel, materials and supplies, at average cost .....       12,207       27,460
   Special deposits and prepayments ..................       11,900       14,379
                                                         ----------   ----------
          Total Current Assets .......................      211,612      153,318
                                                         ----------   ----------


Deferred Charges and Other Assets
   Regulatory assets .................................       69,506      155,230
   Unamortized debt expense ..........................        4,582        4,869
   Fair value of derivative instruments ..............       87,351           --
   Other Assets ......................................        7,897        5,467
                                                         ----------   ----------
          Total Deferred Charges and Other Assets ....      169,336      165,566
                                                         ----------   ----------

Accumulated Deferred Income Tax (Net) ................       46,444           --
                                                         ----------   ----------

                          TOTAL ASSETS ...............   $1,086,329   $1,332,298
                                                         ==========   ==========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                       June 30,     December 31,
                                                         2001           2000
              CAPITALIZATION AND LIABILITIES         (Unaudited)      (Audited)
                                                     -----------    -----------
                                                       (Thousands of Dollars)
Capitalization
   Common Stock Equity:
      Common stock, 30,000,000 shares authorized;
        shares issued ($5 par value):
          2001 - 16,862,087
          2000 - 16,862,087 ......................   $    84,311    $    84,311
   Paid-in capital ...............................       174,980        273,238
   Retained earnings .............................           754        114,546
   Capital stock expense .........................        (5,828)        (5,865)
                                                     -----------    -----------
           Total Common Stock Equity .............       254,217        466,230
                                                     -----------    -----------

   Cumulative Preferred Stock
        Not subject to mandatory redemption ......        21,030         21,030
        Subject to mandatory redemption ..........        35,000         35,000
                                                     -----------    -----------
           Total Cumulative Preferred Stock ......        56,030         56,030
                                                     -----------    -----------

   Long-term Debt ................................       235,360        320,370
                                                     -----------    -----------
      Total Capitalization .......................       545,607        842,630
                                                     -----------    -----------

Current Liabilities
   Current maturities of long-term debt ..........        22,500         62,610
   Notes payable .................................            --         25,000
   Accounts payable ..............................        29,314         36,719
   Accrued interest ..............................         7,561         11,307
   Dividends payable .............................           807            807
   Accrued vacation ..............................         3,900          4,472
   Customer deposits .............................         4,830          4,637
   Other .........................................         5,240          7,703
                                                     -----------    -----------
      Total Current Liabilities ..................        74,152        153,255
                                                     -----------    -----------

Deferred Credits and Other Liabilities
   Regulatory liabilities ........................       409,998        118,574
   Operating reserves ............................         6,200          4,755
   Other .........................................        50,372         18,636
                                                     -----------    -----------
      Total Deferred Credits and
        Other Liabilities ........................       466,570        141,965
                                                     -----------    -----------

Accumulated Deferred Income Tax (Net) ............            --        194,448
                                                     -----------    -----------


      TOTAL CAPITALIZATION AND LIABILITIES .......   $ 1,086,329    $ 1,332,298
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                          For the 6 Months Ended
                                                                 June 30,
                                                             2001        2000
                                                          ---------    --------
OPERATING ACTIVITIES:                                     (Thousands of Dollars)

  Net Income ..........................................   $  15,540    $ 28,458

    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation, amortization & nuclear
          fuel amortization ...........................      16,453      25,785
        Deferred income taxes, net ....................        (375)      2,767
        Nine Mile 2 Plant deferred finance
          charges, net ................................       1,311      (2,428)
        Provision for uncollectibles ..................       1,250       1,250
        Net accrued/deferred pension costs ............      (7,492)     (7,040)
        Net deferred gas costs/gas refunds ............       1,778       2,227
        Deferred revenues per 1998
          Settlement Agreement ........................      10,080       3,213
        Other, net ....................................         802      (7,896)

      Changes in operating assets and liabilities, net:
        Accounts receivable and unbilled revenues .....      24,068      (7,247)
        Fuel, materials and supplies ..................         932       4,985
        Special deposits and prepayments ..............       2,479       3,282
        Accounts payable ..............................      (7,405)      2,505
        Accrued taxes and interest ....................     (31,212)        100
        Deferred taxes related to sale of plants
          and NMP2 write-off ..........................    (233,876)         --
        Other, net ....................................      (2,842)     (1,092)
                                                          ---------    --------

    NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES ............................    (208,509)     48,869
                                                          ---------    --------

INVESTING ACTIVITIES:

    Proceeds from sale of fossil generation plants ....     713,202          --
    Additions to plant ................................     (29,357)    (27,172)
    Net return of equity from affiliate ...............          --      23,500
    Nine Mile 2 Plant decommissioning trust fund ......        (434)       (434)
    Other, net ........................................       4,101        (307)
                                                          ---------    --------

    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES ............................     687,512      (4,413)
                                                          ---------    --------

FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt ..........          --      47,500
    Repayments of short-term debt .....................     (25,000)    (45,500)
    Retirement and redemption of long-term debt .......    (125,130)    (35,100)
    Dividends paid on cumulative preferred
      and common stock ................................     (15,515)    (17,815)
    Special dividend to parent ........................    (212,000)         --
    Issuance and redemption costs .....................         (14)       (307)
                                                          ---------    --------

    NET CASH USED IN FINANCING ACTIVITIES .............    (377,659)    (51,222)
                                                          ---------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...............     101,344      (6,766)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR .........      17,279      11,756
                                                          ---------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD .............   $ 118,623    $  4,990
                                                          =========    ========


Supplemental Disclosure of Cash Flow Information

     Interest paid ....................................   $  13,617    $ 12,093

     Federal & State income tax paid ..................   $ 260,208    $ 12,000

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The accompanying consolidated financial statements of Central Hudson Gas & Electric Corporation (herein the Company) are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These condensed unaudited quarterly consolidated financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual consolidated financial statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the Company's Annual Report, on Form 10-K, for the year ended December 31, 2000 (Company's 10-K Report).

     Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - REGULATORY MATTERS

     Reference is made to Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Impact of Settlement Agreement on Accounting Policies," (hereinafter the "Settlement Agreement").

     At December 31, 2000, the net regulatory assets of the Company associated with the fossil-fueled generating assets, including asbestos litigation costs and Clean Air Act credits, totaled $1.9 million. On January 30, 2001, the Company sold its interests in the Danskammer and Roseton Generating Plants. The proceeds in excess of the net book value were offset against the related fossil-fueled net regulatory assets. The balance in these accounts at June 30, 2001 is zero. (See Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Sale of Generating Plants.")

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

     As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Company's 10-K Report, the Company had received approval from its shareholders and regulators to form a holding company. The holding company restructuring took place on December 15, 1999, at which time the Company became the wholly-owned subsidiary of CH Energy Group, Inc. (Energy Group). As of June 30, 2001, $28 million of the $100 million authorized by the Public Service Commission of the State of New York (PSC), has been transferred from the Company to the competitive business subsidiaries of Central Hudson Energy Services, Inc. (CH Services). These competitive business subsidiaries are described in Item 1 of the Company's 10-K Report under the caption "Other Affiliates of Central Hudson."

RATE PROCEEDINGS - ELECTRIC AND GAS

     Reference is made to Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Rate Proceedings - Electric and Gas." On August 1, 2000, the Company filed a major rate and restructuring proposal with the PSC. On April 24, 2001, the Administrative Law Judge (ALJ) assigned to this proceeding issued a recommended decision addressing the Company's and other parties' positions. The Company filed its response to the ALJ's decision on May 15, 2001. It was expected that new electric and gas delivery prices resulting from this filing would go into effect on July 1, 2001; however, by Order of the PSC issued and effective June 25, 2001, the suspension period for these new prices has been extended through August 31, 2001. The Company can make no prediction as to what determinations the PSC will ultimately make with respect to this proceeding.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

     Reference is made to Note 10 - "Segments and Related Information" to the Consolidated Financial Statements included in the Company's 10-K Report.

     The Company's reportable operating segments are its electric and gas operations. All of the segments currently operate in New York State.

     Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of the common property have been allocated to the segments in accordance with the practice established for regulatory purposes.

     A material change occurred with the Company's total assets at March 31, 2001 as compared to total assets at December 31, 2000. The net reduction of $207.4 million related primarily to a decrease in net utility plant for the electric segment due to the sale of the Company's interests in the Danskammer and Roseton Generating Plants as follows:

                         Electric         Gas        Subsidiary        Total
                       -----------      --------     ----------     -----------
3/31/01                $   914,799      $210,015         $89        $ 1,124,903

12/31/00                 1,135,484       196,725          89          1,332,298
                       -----------      --------         ---        -----------
                       $  (220,685)       13,290         $--        $  (207,395)
                       ===========      ========         ===        ===========

     The gas segment increased by $13.3 million since the gas regulator station at these Plants remained the Company's property and was reclassified from electric to gas.

         Central Hudson Gas & Electric Segment Disclosure - FAS 131


------------------------------------------------------------------------------------------------------------------------------------
                                                       Quarter Ended June 30, 2001                Six Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                 Electric           Gas          Total         Electric         Gas          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                 $ 104,284        $25,241       $129,525       $219,513       $78,686       $298,199
------------------------------------------------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES                                   12             77             89             38           245            283
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                   $ 104,296        $25,318       $129,614       $219,551       $78,931       $298,482
------------------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                $    (425)       $ 2,543       $  2,118       $  4,758       $ 9,167       $ 13,925
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                                       Quarter Ended June 30, 2000                Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                 Electric           Gas          Total         Electric         Gas          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                 $ 124,157        $21,443       $145,600       $242,273       $61,865       $304,138
------------------------------------------------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES                                   27            511            538             51           928            979
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                   $ 124,184        $21,954       $146,138       $242,324       $62,793       $305,117
------------------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                $   7,049        $ 1,704       $  8,753       $ 19,214       $ 7,629       $ 26,843
------------------------------------------------------------------------------------------------------------------------------------

NOTE 4 - NEW ACCOUNTING STANDARDS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS 133

     Reference is made to Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" of the Company's 10-K Report and also, Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement." These sections of the Company's 10-K provide background information regarding its risk management policy and practices for minimizing price risk associated with commodity purchases and the development of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments with certain limited exceptions including instruments that meet the "normal purchases and sales" exception, as defined, be recognized at fair value on the Company's balance sheet, effective January 1, 2001, with offsetting gains or losses recognized in earnings. The standard also permits the deferral of these gains or losses if stringent hedge accounting provisions are met.

     The Company uses derivative instruments to hedge the exposure to the variability in cash flows associated with forecasted sales of gas and forecasted sales and purchases of electricity. These derivatives are not formally designated as hedges under the provisions of SFAS 133 because the related gains and losses are included as part of the Company's commodity cost and/or price reconciled in its natural gas and electric service charge clauses. The earnings offset to these derivatives are therefore, deferred for pass-back to or recovery from customers under these adjustment mechanisms. The total fair value of the Company derivatives at June 30, 2001 is $87.4 million due largely to the conversion, effective July 1, 2001, of a multi-year transition purchase power agreement (TPA) (see Item 2 of the Company's 10-K Report under the caption "Load and Capacity") from a physical to a financial agreement. Under the terms of the modified agreement, the Company will purchase electric energy volumes covered by the TPA at market and financially net settle with the TPA counter-party for differences between market prices and the fixed prices stipulated in the TPA. The total net gain (realized and unrealized) year-to-date associated with settled and open derivatives is $87.6 million, comprised largely of unrealized gains associated with the TPA derivative, through October 2004.

PLANT DECOMMISSIONING

     Reference is made to the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Company's 10-K Report. On July 5, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Initially started in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is reviewing this new accounting standard and cannot make any prediction at this time as to its ultimate effect(s) on its financial condition, results of operations and cash flows.

PROPERTY, PLANT AND EQUIPMENT

     In April, FASB agreed to issue an Exposure Draft that would amend certain APB Opinions and FASB Statements to incorporate changes that would result from issuance of a proposed AICPA Statement of Position (SOP), ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT. The FASB also agreed that the Exposure Draft would propose to amend APB Opinion No. 28, INTERIM FINANCIAL REPORTING, so the provisions of the proposed SOP that would require certain costs to be charged to expense as incurred would apply also to interim periods. In June, FASB approved for issuance FASB Exposure Draft, ACCOUNTING IN INTERIM AND ANNUAL FINANCIAL STATEMENTS FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT, which was issued contemporaneously in July 2001 with the issuance of the proposed SOP by the Accounting Standards Executive Committee (AcSEC).

     AcSEC drafted the proposed SOP to address diversity in accounting for expenditures related to property, plant and equipment (PP&E), including improvements, replacements, betterments, additions, repairs and maintenance. The proposed

SOP addresses accounting and disclosure issues related to determining which PP&E costs should be capitalized versus those that should be charged to expense as incurred. The proposed SOP also addresses capitalization of indirect and overhead costs and component accounting for PP&E.

     If adopted as a final Statement, the FASB proposal would be effective for annual and interim financial statements for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The comment period ends October 15, 2001.

     The Company can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on its financial condition, results of operations and cash flows.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - "Commitments and Contingencies," to the Consolidated Financial Statements included in the Company's 10-K Report. Except for that which is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 2001, and all documents previously filed with the Securities and Exchange Commission
(SEC) in 2001, there have been no material changes in the subject matters discussed in Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     For the six months ended June 30, 2001, cash expenditures related to the construction program of the Company amounted to $29.4 million. Construction expenditures during the six months ended June 30, 2001 were primarily for normal extensions and improvements of the Company's electric and natural gas systems, as well as the transfer of substation and gas regulator station facilities from the Roseton Generating Plant cotenants to the Company as part of the sale of that Plant on January 30, 2001. The cash requirements for the expenditures were funded from internal sources.

     During the quarter, a portion of the proceeds from the January 30, 2001 divestiture of the Roseton and Danskammer Generating Plants was used to call the entire $70 million issue of 9.25% First Mortgage Bonds due May 1, 2021. During the quarter, the Company made open market purchases and retired additional debt of $4.1 million of 6.25% First Mortgage Bonds due June 1, 2007, and 7.32% Medium Term Notes came due on their normal maturity date of June 13, 2001 in the amount of $40 million. In the future, the Company may repurchase debt in the open market.

     The Company has $50 million of committed short-term credit facilities available and has also entered into a revolving credit agreement with several commercial banks. Authorization from the PSC limits the short-term borrowing amount the Company may have outstanding, at any time, to $52 million in the aggregate.

     At June 30, 2001, the Company had no short-term debt outstanding. Investments in short-term securities, including cash and cash equivalents, were $118.6 million at June 30, 2001.

RESULTS OF OPERATIONS

     The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for the Company comparing the three-month and six-month periods between June 30, 2001 to the three-month and six-month periods ended June 30, 2000.

OPERATING REVENUES

     Operating revenues decreased $16.5 million (11%) for the second quarter of 2001 as compared to the second quarter of 2000 and decreased $6.6 million (2%) for the six months ended June 30, 2001. Details of these revenue changes by electric and gas departments are as follows:

                                                        INCREASE (DECREASE)
                                                         FROM PRIOR PERIOD
                                                     ------------------------
                                                          SECOND QUARTER
                                                     ------------------------
                                                     ELECTRIC          GAS
                                                     --------        --------
                                                      (Thousands of Dollars)

Customer Sales* .................................    $(55,663)       $ (1,594)**
Sales to Other
  Utilities .....................................     (16,760)         (1,347)
Fuel and Gas Cost
  Adjustment ....................................      54,563           6,233
Deferred Revenues ...............................      (2,088)***         156
Miscellaneous ...................................          60             (84)
                                                     --------        --------
                                                     $(19,888)       $  3,364
                                                     ========        ========

                                                        INCREASE (DECREASE)
                                                         FROM PRIOR PERIOD
                                                     ------------------------
                                                          SIX MONTHS ENDED
                                                           JUNE 30, 2001
                                                     ------------------------
                                                     ELECTRIC          GAS
                                                     --------        --------
                                                      (Thousands of Dollars)

Customer Sales* .................................    $(78,805)       $ (2,222)**
Sales to Other
  Utilities .....................................     (19,924)         (2,029)
Fuel and Gas Cost
  Adjustment ....................................      81,766          18,933
Deferred Revenues ...............................      (5,740)***       1,622
Miscellaneous ...................................         (70)           (166)
                                                     --------        --------
                                                     $(22,773)       $ 16,138
                                                     ========        ========
   * Includes delivery of electricity and gas supplied by others.

  ** Both firm and interruptible revenues.

 *** Includes the deferral and restoration of revenues related to the Company's
     Retail Access Program and earnings in excess of the rate of return cap under the Settlement Agreement.

     The reduction in revenues from electric sales was due largely to the interim electric rates reflecting the reduction of rate base effective February 1, 2001 following the sale of the Company's interests in the Danskammer and Roseton Generating Plants on January 30, 2001 and the recovery of its share of NMP-2 investment.

     The increase in gas revenues is due primarily to an increase in amounts collected under the Company's gas cost adjustment, attributable to higher gas costs plus higher revenues from firm gas sales. The increases are partially offset by decreases in revenues from interruptible sales and from sales to other utilities and marketers.

SALES

     The Company's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

     Total kilowatt-hour sales of electricity within the Company's service territory increased 3% and firm sales of natural gas increased 4% in the second quarter of 2001 as compared to the second quarter of 2000. For the first six months ended June 30, 2001, electric sales increased 4% and gas sales to firm customers increased 8% compared to the same period last year. Changes in sales from last year by major customer classifications, including energy supplied by others, are set forth below.

                                       INCREASE (DECREASE) FROM PRIOR PERIOD
                                    -------------------------------------------
                                         SECOND                 6 MOS. ENDED
                                         QUARTER                  6/30/01
                                    ------------------        -----------------
                                    ELECTRIC       GAS        ELECTRIC      GAS
                                    --------       ---        --------      ---

Residential ......................     3%           12%          6%           9%
Commercial .......................     5             8           5           12
Industrial .......................     2             5           1           (1)
Interruptible ....................     N/A         (36)          N/A        (41)

     Billing heating degree days were 7% higher for the quarter ended June 30, 2001 and 9% higher for the six months ended June 30, 2001 when compared to the same periods in 2000. Cooling degree days were 6% higher for both the quarter and six months ended June 30, 2001 when compared to the same periods in 2000.

     Interruptible gas sales decreased both in the second quarter and the first six months of 2001 due largely to the cost of gas compared to residual oil and a reduction in boiler gas sales for electric generation.

OPERATING EXPENSES

     Total operating expenses decreased $10.8 million (8%), from $131.7 million in 2000 to $120.9 in the second quarter of 2001. Total operating expenses increased $4.2 million (2%) from $266.2 million in 2000 to $270.4 million in the first six months of 2001.

     In both periods, the reductions in other expenses, depreciation and amortization, and taxes result from the elimination of all operating costs associated with the fossil generating plants that were sold and a reduction in depreciation expense for the Company's share of the NMP-2 plant, the remaining cost of which was recovered using sale proceeds. Partially offsetting the reductions is a net increase of $9.1 million in the second quarter and $30.8 million in the six months ended June 30, 2001 as compared to the same periods in the year 2000 in purchased electricity and purchased natural gas costs mitigated by a decrease in the cost of fuel used in electric generation resulting from the sale of the fossil generating plants. The net increase in energy costs reflects increased fossil fuel prices, an increase in electric and gas own territory sales and also, the impact of changing market conditions brought about by the restructuring of the New York State wholesale electricity market.

DIVIDENDS TO CH ENERGY GROUP

     Reference is made to the caption "Dividends to Energy Group" of Part II,
Item 7 of the Company's 10-K Report, for a discussion of the Company's dividend payments. On July 17, 2001, the Board of Directors of the Company declared a dividend of $9.0 million, payable August 1, 2001 to Energy Group.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to Part II, Item 7A of the Company's 10-K Report for a discussion of market risk. During the second quarter of 2001, the Company's exposure to market risk was not material to its financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     (a) ASBESTOS LITIGATION. For a discussion of lawsuits against the Company involving asbestos, see Note 10 - "Commitments and Contingencies," under the caption "Asbestos Litigation," in Part II, Item 8 of the Company's 10-K Report.

          As of July 25, 2001, 73 new cases involving asbestos have been brought against the Company of the type described under the caption. As of that date, of the 2,652 cases brought against the Company, 1,099 remain pending. Of the 1,553 cases no longer pending against the Company, 1,416 have been dismissed or discontinued, and the Company has settled 137 cases. The Company is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Company at this time, including the Company's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, the Company believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Item 5.   Other Information

     (a) NINE MILE 2 PLANT. Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General" to the Consolidated Financial Statements included in the Company's 10-K Report, for a discussion of the sale of the interests of the cotenant owners in the Nine Mile 2 Plant. Closing of the sale is now expected to occur before the end of 2001.

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




Dated: August 9, 2001

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
                    Fixed Charges and the Ratio of Earnings to Combined Fixed
                    Charges and Preferred Stock Dividends.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES                     EXHIBIT 12
 AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                                 2001                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------   ---------------------------------------------
                                                    3 Months   6 Months   12 Months
                                                      Ended      Ended      Ended                                            (*)
                                                     June 30    June 30    June 30      2000        1999        1998        1997
                                                    --------   --------   ---------   ---------   ---------   ---------   ---------
    Earnings:
A.    Net Income                                    $  2,925   $ 15,540   $  39,679   $  52,595   $  51,881   $  52,544   $  55,086
B.    Federal & State Income Tax                         710      7,444      29,194      35,598      28,144      28,627      26,237
                                                    --------   --------   ---------   ---------   ---------   ---------   ---------
C.    Earnings before Income Taxes                  $  3,635   $ 22,984   $  68,873   $  88,193   $  80,025   $  81,171   $  81,323
                                                    ========   ========   =========   =========   =========   =========   =========
D.    Fixed Charges
        Interest on Mortgage Bonds                     1,302      3,872       9,012      11,342      13,057      14,225      14,237
        Interest on Other Long-Term Debt               3,138      6,487      13,674      12,864      11,094       8,890       8,860
        Other Interest                                 4,028      7,619      11,259       5,363       4,860       3,639       2,647
        Interest Portion of Rents                        186        403         886         962         993       1,004       1,020
        Amortization of Premium & Expense on Debt        273        620       1,224       1,170         993         924         906
                                                    --------   --------   ---------   ---------   ---------   ---------   ---------
                   Total Fixed Charges              $  8,927   $ 19,001   $  36,055   $  31,701   $  30,997   $  28,682   $  27,670
                                                    ========   ========   =========   =========   =========   =========   =========

E.    Total Earnings                                $ 12,562   $ 41,985   $ 104,928   $ 119,894   $ 111,022   $ 109,853   $ 108,993
                                                    ========   ========   =========   =========   =========   =========   =========


    Preferred Dividend Requirements:
F.    Allowance for Preferred Stock Dividends
                Under IRC Sec 247                   $    807   $  1,615   $   3,230   $   3,230   $   3,230   $   3,230   $   3,230
G.    Less Allowable Dividend Deduction                  (32)       (64)       (127)       (127)       (127)       (127)       (127)
                                                    --------   --------   ---------   ---------   ---------   ---------   ---------
H.    Net Subject to Gross-up                            775      1,551       3,103       3,103       3,103       3,103       3,103
I.    Ratio of Earnings before Income
           Taxes to Net Income (C/A)                   1.243      1.479       1.736       1.677       1.542       1.545       1.476
                                                    --------   --------   ---------   ---------   ---------   ---------   ---------
J.    Pref. Dividend (Pre-tax) (H x L)                   963      2,294       5,387       5,204       4,785       4,794       4,580
K.    Plus Allowable Dividend Deduction                   32         64         127         127         127         127         127
                                                    --------   --------   ---------   ---------   ---------   ---------   ---------
L.    Preferred Dividend Factor                          995      2,358       5,514       5,331       4,912       4,921       4,707
M.    Fixed Charges (D)                                8,927     19,001      36,055      31,701      30,997      28,682      27,670
                                                    --------   --------   ---------   ---------   ---------   ---------   ---------
N.    Total Fixed Charges and Preferred Dividends   $  9,922   $ 21,359   $  41,569   $  37,032   $  35,909   $  33,603   $  32,377
                                                    ========   ========   =========   =========   =========   =========   =========

O.    Ratio of Earnings to Fixed Charges (E/D)          1.41       2.21        2.91        3.78        3.58        3.83        3.94
                                                    ========   ========   =========   =========   =========   =========   =========
P.    Ratio of Earnings to Fixed Charges and
      Preferred Dividends (E/N)                         1.27       1.97        2.52        3.24        3.09        3.27        3.37
                                                    ========   ========   =========   =========   =========   =========   =========


  (*) Restated to properly reflect the exclusion of AFUDC from fixed charges.