Form 10-Q
period 2001-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2001-11-09
CIK 18647

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2001
                               -----------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------------

Commission file number                                      1-3268
                       ------------------------------------
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                             14-0555980
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK                       12601-4879
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

          Common stock, par value $5.00 per share; and the number of shares outstanding of Registrant's Common Stock, as of September 30, 2001, was 16,862,087. All shares are owned by CH Energy Group, Inc.

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX


     PART I - FINANCIAL INFORMATION                                         PAGE
     ------------------------------                                         ----

Item 1 -  Consolidated Financial Statements                                   1

          Consolidated Statement of Income -
           Three Months Ended September 30, 2001 and 2000                     1

          Consolidated Statement of Income -
           Nine Months Ended September 30, 2001 and 2000                      2

          Consolidated Balance Sheet - September 30, 2001
           and December 31, 2000                                              3

          Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 2001 and 2000                      5

          Notes to Consolidated Financial Statements                          6

Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     14

Item 3 -  Quantitative and Qualitative Disclosure
           about Market Risk                                                 19

     PART II - OTHER INFORMATION
     ---------------------------

Item 1 -  Legal Proceedings                                                  19

Item 6 -  Exhibits and Reports on Form 8-K                                   20

Signatures                                                                   20

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                           For the 3 Months
                                                          Ended September 30,
                                                          2001           2000
                                                       ---------      ---------
                                                        (Thousands of Dollars)
Operating Revenues
  Electric .........................................   $ 118,388      $ 126,982
  Gas ..............................................      11,121         11,971
                                                       ---------      ---------
    Total - own territory ..........................     129,509        138,953
  Electric Sales to other utilities ................         651         13,644
  Gas Sales to other utilities .....................         151          1,769
                                                       ---------      ---------
                                                         130,311        154,366
                                                       ---------      ---------
Operating Expenses
  Operation:
    Fuel used in electric generation ...............       1,108         24,331
    Purchased electricity ..........................      65,438         36,623
    Purchased natural gas ..........................       5,345          8,221
    Other expenses of operation ....................      23,502         31,876
  Depreciation and amortization ....................       6,325         11,991
  Taxes, other than income tax .....................      10,358         14,505
  Federal/State income tax .........................       5,894          7,875
                                                       ---------      ---------
                                                         117,970        135,422
                                                       ---------      ---------

Operating Income ...................................      12,341         18,944
                                                       ---------      ---------

Other Income and (Deductions)
  Allowance for equity funds used
    during construction ............................         104             (4)
  Federal/State income tax .........................         427            (69)
  Other - net ......................................       2,429          2,548
                                                       ---------      ---------
                                                           2,960          2,475
                                                       ---------      ---------

Income before Interest Charges .....................      15,301         21,419
                                                       ---------      ---------

Interest Charges
  Interest on mortgage bonds .......................         670          2,570
  Interest on other long-term debt .................       2,162          3,591
  Other interest ...................................       2,499          1,665
  Allowance for borrowed funds used
    during construction ............................         (82)          (202)
                                                       ---------      ---------
                                                           5,249          7,624
                                                       ---------      ---------

Net Income .........................................      10,052         13,795

Dividends Declared on Cumulative Preferred Stock ...         807            807
                                                       ---------      ---------

Income Available for Common Stock ..................   $   9,245      $  12,988
                                                       =========      =========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                          For the 9 Months
                                                         Ended September 30,
                                                         2001           2000
                                                       ---------      ---------
                                                        (Thousands of Dollars)
Operating Revenues
  Electric .........................................   $ 330,283      $ 341,727
  Gas ..............................................      90,000         72,683
                                                       ---------      ---------
    Total - own territory ..........................     420,283        414,410
  Electric Sales to other utilities ................       8,307         41,222
  Gas Sales to other utilities .....................         203          3,850
                                                       ---------      ---------
                                                         428,793        459,482
                                                       ---------      ---------
Operating Expenses
  Operation:
    Fuel used in electric generation ...............      14,765         64,339
    Purchased electricity ..........................     163,332         90,078
    Purchased natural gas ..........................      52,047         42,171
    Other expenses of operation ....................      84,700        101,743
  Depreciation and amortization ....................      20,771         35,989
  Taxes, other than income tax .....................      37,569         45,424
  Federal/State income tax .........................      15,151         21,870
                                                       ---------      ---------
                                                         388,335        401,614
                                                       ---------      ---------

Operating Income ...................................      40,458         57,868
                                                       ---------      ---------

Other Income and (Deductions)
  Allowance for equity funds used
    during construction ............................         281           --
  Federal/State income tax .........................      (1,387)          (216)
  Other - net ......................................       9,326          7,560
                                                       ---------      ---------
                                                           8,220          7,344
                                                       ---------      ---------

Income before Interest Charges .....................      48,678         65,212
                                                       ---------      ---------

Interest Charges
  Interest on mortgage bonds .......................       4,541          8,772
  Interest on other long-term debt .................       8,648          9,267
  Other interest ...................................      10,118          5,447
  Allowance for borrowed funds used
    during construction ............................        (222)          (527)
                                                       ---------      ---------
                                                          23,085         22,959
                                                       ---------      ---------

Net Income .........................................      25,593         42,253

Dividends Declared on Cumulative Preferred Stock ...       2,422          2,422
                                                       ---------      ---------

Income Available for Common Stock ..................   $  23,171      $  39,831
                                                       =========      =========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                    September 30,   December 31,
                                                         2001           2000
                          ASSETS                     (Unaudited)     (Audited)
                                                     ----------      ----------
                                                       (Thousands of Dollars)
Utility Plant
    Electric ......................................  $  574,092      $1,277,617
    Gas ...........................................     178,582         172,242
    Common ........................................     104,192          99,353
    Nuclear fuel ..................................      46,701          46,688
                                                     ----------      ----------
                                                        903,567       1,595,900

    Less:  Accumulated depreciation ...............     375,869         668,168
           Nuclear fuel amortization ..............      42,782          40,762
                                                     ----------      ----------
                                                        484,916         886,970

    Construction work in progress .................      47,914          43,882
                                                     ----------      ----------
        Net Utility Plant .........................     532,830         930,852
                                                     ----------      ----------

Other Property and Plant ..........................         971             973
                                                     ----------      ----------

Prefunded Pension Costs and Other Investments
    Prefunded Pension Costs .......................      75,194          63,390
    Other Investments .............................      16,199          18,199
                                                     ----------      ----------
Total Prefunded Pension Costs and
  Other Investments ...............................      91,393          81,589
                                                     ----------      ----------

Current Assets
    Cash and cash equivalents .....................      82,035          17,279
    Accounts receivable from customers-net
      of allowance for doubtful accounts ..........      45,120          70,072
    Accrued unbilled utility revenues .............       9,893          19,751
    Other receivables .............................       4,441           4,377
    Fuel, materials and supplies,
      at average cost .............................      14,156          27,460
    Special deposits and prepayments ..............      18,850          14,379
                                                     ----------      ----------
        Total Current Assets ......................     174,495         153,318
                                                     ----------      ----------


Deferred Charges and Other Assets
    Regulatory assets .............................      35,201         155,230
    Unamortized debt expense ......................       3,593           4,869
    Fair value of derivative instruments ..........      55,076              --
    Other Assets ..................................       5,012           5,467
                                                     ----------      ----------
        Total Deferred Charges and Other Assets ...      98,882         165,566
                                                     ----------      ----------

Accumulated Deferred Income Tax (Net) .............      17,503              --
                                                     ----------      ----------

            TOTAL ASSETS ..........................  $  916,074      $1,332,298
                                                     ==========      ==========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                     September 30,  December 31,
                                                          2001           2000
               CAPITALIZATION AND LIABILITIES         (Unaudited)     (Audited)
                                                      ----------     ----------
                                                        (Thousands of Dollars)
Capitalization
    Common Stock Equity:
        Common stock, 30,000,000 shares authorized;
          shares issued ($5 par value):
            2001 - 16,862,087
            2000 - 16,862,087 ....................    $   84,311     $   84,311
    Paid-in capital ..............................       174,980        273,238
    Retained earnings ............................           999        114,546
    Capital stock expense ........................        (5,809)        (5,865)
                                                      ----------     ----------
            Total Common Stock Equity ............       254,481        466,230
                                                      ----------     ----------

    Cumulative Preferred Stock
        Not subject to mandatory redemption ......        21,030         21,030
        Subject to mandatory redemption ..........        35,000         35,000
                                                      ----------     ----------
            Total Cumulative Preferred Stock .....        56,030         56,030
                                                      ----------     ----------

    Long-term Debt ...............................       235,873        320,370
                                                      ----------     ----------
            Total Capitalization .................       546,384        842,630
                                                      ----------     ----------

Current Liabilities
    Current maturities of long-term debt .........            --         62,610
    Notes payable ................................         8,000         25,000
    Accounts payable .............................        24,642         36,719
    Accrued interest .............................         3,142          6,315
    Dividends payable ............................           807            807
    Accrued vacation .............................         3,900          4,472
    Customer deposits ............................         4,912          4,637
    Other ........................................        (3,116)        12,695
                                                      ----------     ----------
            Total Current Liabilities ............        42,287        153,255
                                                      ----------     ----------
Deferred Credits and Other Liabilities
    Regulatory liabilities .......................       271,192        118,574
    Operating reserves ...........................         5,744          4,755
    Other ........................................        50,467         18,636
                                                      ----------     ----------
            Total Deferred Credits and
              Other Liabilities ..................       327,403        141,965
                                                      ----------     ----------

Accumulated Deferred Income Tax (Net) ............            --        194,448
                                                      ----------     ----------


            TOTAL CAPITALIZATION
              AND LIABILITIES ....................    $  916,074     $1,332,298
                                                      ==========     ==========

                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                          For the 9 Months Ended
                                                              September 30,
                                                            2001         2000
                                                          ---------    --------
OPERATING ACTIVITIES:                                     (Thousands of Dollars)

  Net Income ..........................................   $  25,593    $ 42,253

    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation, amortization & nuclear
          fuel amortization ...........................      23,737      38,770
        Deferred income taxes, net ....................       2,485       4,457
        Nine Mile 2 Plant deferred finance
          charges, net ................................       1,311      (3,572)
        Provision for uncollectibles ..................       1,875       1,725
        Net accrued/deferred pension costs ............     (11,498)    (10,302)
        Net deferred gas costs/gas refunds ............         237      (1,434)
        Other, net ....................................      16,567      (2,289)

      Changes in operating assets and
        liabilities, net:
        Accounts receivable and unbilled revenues .....      32,873       1,695
        Fuel, materials and supplies ..................      (1,017)      1,787
        Special deposits and prepayments ..............      (4,471)     (8,882)
        Accounts payable ..............................     (12,080)      3,780
        Accrued taxes and interest ....................     (43,613)      5,750
        Deferred taxes related to sale of plants
          and NMP2 write-off ..........................    (233,876)         --
        Other, net ....................................      (3,135)     (1,861)
                                                          ---------    --------

    NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES .............................   (205,012)     71,877
                                                          ---------    --------

INVESTING ACTIVITIES:

    Proceeds from sale of fossil generation plants ....     713,202          --
    Additions to plant ................................     (40,829)    (41,198)
    Net return of equity from affiliate ...............          --      23,500
    Payments to Nine Mile 2 Plant decommissioning
      trust fund ......................................        (651)       (651)
    Other, net ........................................       3,339        (551)
                                                          ---------    --------

    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES ............................     675,061     (18,900)
                                                          ---------    --------

FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt ..........          --      47,500
    Repayments of short-term debt .....................     (17,000)    (45,000)
    Retirement and redemption of long-term debt .......    (147,630)    (35,100)
    Dividends paid on cumulative preferred
      and common stock ................................     (25,322)    (27,822)
    Special dividend to parent ........................    (212,000)         --
    Issuance and redemption costs of long-term debt ...      (3,341)       (313)
                                                          ---------    --------

    NET CASH USED IN FINANCING ACTIVITIES .............    (405,293)    (60,735)
                                                          ---------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...............      64,756      (7,758)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR .........      17,279      11,756
                                                          ---------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD .............   $  82,035    $  3,998
                                                          =========    ========


Supplemental Disclosure of Cash Flow Information

    Interest paid .....................................   $  16,712    $ 15,656

    Federal & State income tax paid ...................   $ 266,876    $ 17,800

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

     At December 31, 2000, the net regulatory assets of the Company associated with the fossil-fueled generating assets, including asbestos litigation costs and Clean Air Act credits, totaled $1.9 million. On January 30, 2001, the Company sold its interests in the Danskammer and Roseton Generating Plants. The proceeds in excess of the net book value were offset against the related fossil-fueled net regulatory assets. The balance in these accounts at September 30, 2001 is zero. (See Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Company's 10-K Report under the caption "Sale of Generating Plants.")

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

     As reported under the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 to the Consolidated Financial Statements included in the Company's 10-K Report, the Company had received approval from its shareholders and regulators to form a holding company. The holding company restructuring took place on December 15, 1999, at which time the Company became the wholly-owned subsidiary of CH Energy Group, Inc. (Energy Group). The competitive business subsidiaries of Energy Group are described in Item 1 of the Company's 10-K Report under the caption "Other Affiliates of Central Hudson."

PSC PROCEEDINGS

     NINE MILE 2 PLANT: Reference is made to Note 3 - Nine Mile 2 Plant under the caption "General" to the Consolidated Financial Statements included in the Company's 10-K Report for a discussion of the proposed sale of the interests of certain cotenant owners, including the Company, in the Nine Mile 2 Plant.

     On October 24, 2001, the Public Service Commission of the State of New York
(PSC) authorized the sale of such interests which authorization is set forth in an Order of the PSC issued and effective October 26, 2001 (Nine Mile 2 Order). The sale of the Company's interest in the Nine Mile 2 Plant took place on November 7, 2001, as described in Item 2 below under the caption "Other Matters
- Nine Mile 2 Plant Sale."

     RATE CASE PROCEEDING: Reference is made to Note 2 of the Company's 10-K Report under the caption "Regulatory Matters" under the caption "Rate Proceedings - Electric and Gas" and to Note 2 to the Notes to Consolidated Financial Statements, under the caption "Rate Proceedings - Electric and Gas" contained in the Company's Quarterly Report, on Form 10-Q, for the quarterly period ended June 30, 2001 for information with respect to the Company's major rate and restructuring proposal filed with the PSC.

     Effective October 25, 2001, the PSC issued its Order Establishing Rates in that Proceeding (Rate Order), the significant terms and conditions of which are:

     TERM: Three years, beginning July 1, 2001, with a Company option to extend the Rate Order for two (2) years.

     RATES: Electric delivery rates will be reduced by 1.2% and then frozen for the remainder of the term of the Rate Order. Natural gas delivery rates will be frozen for the term of the Rate Order.

     PURCHASED ELECTRICITY AND NATURAL GAS: The Company will continue to purchase electric energy and natural gas for its full service customers and will recover 100% of such costs from customers through energy adjustment mechanisms.

     RATE STRUCTURE: Customer charges will be increased and volumetric delivery charges will be reduced.

     Customer bills will be formatted to show the market price of electricity in order to encourage competition and enhance customer migration to third party energy suppliers.

     Customers will receive refunds of $25 million annually for each of the first three (3) years the Rate Order is effective.

     RETURN ON EQUITY: The Company will be allowed a base return on equity (ROE) of 10.3% on the equity portion of its rate base (approximately $250 million). The common equity ratio will be capped at 47% in the first year of the settlement period and decline 1% per year in each of the next 2 years. Earnings above the 10.3% base ROE will be retained by the Company up to 11.3%, with a 50-50 sharing between customers and the Company between 11.3% and 14%. Earnings above 14.0% will be reserved for customer benefits.

     CUSTOMER BENEFITS: Excess proceeds from power plant sales and deferred regulatory accounts approximating $164 million (net of tax) are available for customer benefit. The Rate Order provides for the following customer benefit uses, unused amounts to remain available for future disposition:

     1)   Customer refunds                   $45 million (after tax)
     2)   Rate Base reduction                $42 million (after tax)
     3)   Reliability Program                $13 million (after tax)
     4)   Offset of manufactured gas
          plant site remediation costs       $12.6 million (after tax)

     The Rate Order also establishes customer service "incentives," enhanced low income and customer education programs.

     OTHER MATTERS RELATED TO THE RATE ORDER AND THE NINE MILE 2 ORDER: Also included in these Orders were approval of the Company to recognize $19.8 million of tax benefits related to its 2001 power plant sales, offset by $11.4 million of after tax contributions by the Company to the customer benefit fund, or a net benefit to shareholders of $8.4 million. The Company will additionally recognize net income for shareholders under a prior regulatory settlement, as follows:
$3.2 million in 2001, $2.9
million in 2001, $2.0 million in 2002, $5.9 million in 2003 and $5.9 million in 2004. These tax benefits and prior settlement-related amounts are excluded from the ROE sharing calculation described above.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

     Reference is made to Note 10 - "Segments and Related Information" to the Consolidated Financial Statements included in the Company's 10-K Report.

     The Company's reportable operating segments are its electric and gas operations. All of the segments operate in New York State.

     Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of the common property have been allocated to the segments in accordance with the practice established for regulatory purposes.

     A material change occurred with the Company's total assets at March 31, 2001 as compared to total assets at December 31, 2000. The net reduction of $207.4 million related primarily to a decrease in net utility plant for the electric segment, including the Company's investment in the Nine Mile 2 Plant, due to the sale of the Company's interests in the Danskammer and Roseton Generating Plants as follows:

                   ELECTRIC           GAS         SUBSIDIARY            TOTAL
                 -----------        --------      ----------        -----------

3/31/01          $   914,799        $210,015       $      89        $ 1,124,903

12/31/00           1,135,484         196,725              89          1,332,298
                 -----------        --------       ---------        -----------
                 $  (220,685)         13,290       $      --        $  (207,395)
                 ===========        ========       =========        ===========

     The gas segment increased by $13.3 million because the gas regulator station at these Plants remained the Company's property and was reclassified from electric to gas.

     Central Hudson Gas & Electric Segment Disclosure - FAS 131

------------------------------------------------------------------------------------------------------------------------------------
                                                     Quarter Ended September 30, 2001         Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                  Electric         Gas          Total         Electric         Gas          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                  $119,020       $11,182       $130,202       $338,534       $89,868       $428,402
------------------------------------------------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES                                   19            90            109             56           335            391
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                    $119,039       $11,272       $130,311       $338,590       $90,203       $428,793
------------------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                 $  9,067       $   178       $  9,245       $  9,346       $13,825       $ 23,171
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                     Quarter Ended September 30, 2000         Nine Months Ended September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                  Electric         Gas          Total         Electric         Gas          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                  $140,612       $13,294       $153,906       $382,884       $75,160       $458,044
------------------------------------------------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES                                   14           446            460             65         1,374          1,439
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                    $140,626       $13,740       $154,366       $382,949       $76,534       $459,483
------------------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                 $ 14,284       $(1,296)      $ 12,988       $ 33,498       $ 6,333       $ 39,831
------------------------------------------------------------------------------------------------------------------------------------

NOTE 4 - NEW ACCOUNTING STANDARDS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS 133

     Reference is made to Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" of the Company's 10-K Report and also, Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements under the caption "New Accounting Standards, Other FASB Projects and NRC Policy Statement." These sections of the Company's 10-K provide background information regarding its risk management policy and practices for minimizing price risk associated with commodity purchases and the development of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments with certain limited exceptions, including instruments that meet the "normal purchases and sales" exception, as defined, be recognized at fair value on the Company's balance sheet, effective January 1, 2001, with offsetting gains or losses recognized in earnings. The standard also permits the deferral of these gains or losses if stringent hedge accounting provisions are met.

     The Company uses derivative instruments to hedge the exposure to the variability in cash flows associated with forecasted sales of gas and forecasted sales and purchases of electricity. These derivatives are not formally designated as hedges under the provisions of SFAS 133 because the related gains and losses are included as part of the Company's commodity cost and/or price reconciled in its natural gas and electric service charge clauses. The earnings offset to these derivatives are, therefore, deferred for pass-back to or recovery from customers under these adjustment mechanisms. The total fair value of the Company derivatives at September 30, 2001 is $55.1 million due largely to the conversion, effective July 1, 2001, of a multi-year transition purchase power agreement (TPA) (see Item 2 of the Company's 10-K Report under the caption "Load and Capacity") from a physical to a financial agreement. Under the terms of the modified agreement, the Company will purchase electric energy volumes covered by the TPA at market and financially net settle with the TPA counter-party for differences between market prices and the fixed prices stipulated in the TPA. The total net gain (realized and unrealized) year-to-date associated with settled and open derivatives is $71.0 million, comprised largely of unrealized gains associated with the TPA derivative, through October 2004.

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

     If adopted as a final Statement, the FASB proposal would be effective for annual and interim financial statements for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The comment period has been extended to November 15, 2001.

     The Company can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on its financial condition, results of operations and cash flows.

LONG-LIVED ASSETS

     In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144).

     Statement 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Impairment occurs when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss will be recognized and will represent the amount of which the carrying amount of the long-lived asset exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2001, to be applied prospectively.

     It is expected that the change in accounting will have no impact on the Company's results of operations when implemented; however, until this new accounting standard has been thoroughly reviewed by the Company, it cannot make any prediction as to is ultimate effect(s) on the financial condition, results of operations and cash flows of the Company and/or its affiliates.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company faces a number of contingencies which arise during the normal course of business and which have been discussed in Note 9 - "Commitments and Contingencies," to the Consolidated Financial Statements included in the Company's 10-K Report. Except for that which is disclosed in Part II of this Quarterly Report, on Form 10-Q, for the quarterly period ended September 30, 2001, and all documents previously filed with the

Securities and Exchange Commission in 2001, there have been no material changes in the subject matters discussed in Note 9.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     For the nine months ended September 30, 2001, cash expenditures related to the construction program of the Company amounted to $40.8 million. Construction expenditures during the nine months ended September 30, 2001 were primarily for normal extensions and improvements of the Company's electric and natural gas systems, as well as the transfer of substation and gas regulator station facilities from the Roseton Generating Plant cotenants to the Company as part of the sale of that Plant on January 30, 2001. The cash requirements for the expenditures were funded from internal sources.

     During the second quarter, a portion of the proceeds from the January 30, 2001 divestiture of the Roseton and Danskammer fossil generating Plants was used to call the entire $70 million issue of 9.25% First Mortgage Bonds due May 1, 2021. During the second quarter, the Company made open market purchases and retired additional debt of $4.1 million of 6.25% First Mortgage Bonds due June 1, 2007, and 7.32% Medium Term Notes came due on their normal maturity date of June 13, 2001 in the amount of $40 million. In the third quarter, the following Medium Term Notes came due on their normal maturity dates: On June 30, 2001, the 7.05% for $7.5 million and on September 10, 2001 the 5.93% for $15 million. In the future, the Company may repurchase debt in the open market.

     The Company, effective October 19, 2001, terminated its $50 million credit facility and entered into a $75 million credit facility with several commercial banks. The Company also continues to have short-term borrowing facilities with local banks for an aggregate of $2 million. Authorization from the PSC limits the short-term borrowing amount the Company may have outstanding, at any time, to $77 million in the aggregate, which authorization expires June 30, 2004.

     Effective November 6, 2001, the Company defeased its First Mortgage Bond Indenture, dated January 1, 1927 and thereafter amended and supplemented, by depositing approximately $39 million with the Trustee under such Indenture. Effective that date the Company is released of all obligations under such Indenture and the lien of such Indenture is released from the Company's property; but the Company can no longer issue secured debt under that Indenture.

     The Company's PSC authorization to issue medium-term notes (Series C) expired on June 30, 2001. The PSC, by Order issued and effective September 27, 2001, authorized the Company to issue up to $100 million in aggregate Principal amount of a new series of medium-term notes through June 30, 2004.

     At September 30, 2001, the Company had short-term debt outstanding of $8.0 million. Investments in short-term securities, including cash and cash equivalents, were $82.0 million at September 30, 2001.

RESULTS OF OPERATIONS

     The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for the Company comparing the three-month and nine-month periods between September 30, 2001 to the three-month and nine-month periods ended September 30, 2000.

OPERATING REVENUES

     Operating revenues decreased $24.1 million (16%) for the third quarter of 2001 as compared to the third quarter of 2000 and decreased $30.7 million (7%) for the nine months ended September 30, 2001. Details of these revenue changes by electric and gas departments are as follows:

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                                       THIRD QUARTER
                                             ELECTRIC                  GAS
                                             --------                -------
                                                 (Thousands of Dollars)

Customer Sales(a) ......................   $(62,193)(c)              $(2,193)(b)
Sales to Other
  Utilities ............................    (12,993)                  (1,618)
Fuel and Gas Cost
  Adjustment ...........................     52,206(d)                 1,042
Deferred Revenues ......................        869(e)                   295
Miscellaneous ..........................        524                        6
                                           --------                  -------
                                           $(21,587)                 $(2,468)
                                           ========                  =======

                                           INCREASE (DECREASE) FROM PRIOR PERIOD
                                           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                             ELECTRIC                 GAS
                                             --------               -------
                                                 (Thousands of Dollars)

Customer Sales(a) ......................   $(140,998)(c)            $ (4,415)(b)
Sales to Other
  Utilities ............................     (32,917)                 (3,647)
Fuel and Gas Cost
  Adjustment ...........................     133,972 (d)              19,975
Deferred Revenues ......................      (4,871)(e)               1,917
Miscellaneous ..........................         455                    (160)
                                           ---------                --------
                                           $ (44,359)               $ 13,669
                                           =========                ========

(a)  Includes delivery of electricity and gas supplied by others.

(b)  Both firm and interruptible revenues.

(c) Reduction in revenues is due primarily to change in rates due to sale of fossil plants, including elimination of recovery of fuel and purchased electricity costs in base rates.

(d) Increase in revenues is due primarily to addition of fuel and purchased electricity costs previously recovered in base rates.

(e) Includes the deferral and restoration of revenues related to Central Hudson's Retail Access Program and earnings in excess of the rate of return cap under the Settlement Agreement.


     The reduction in revenues from electric sales for both periods was due largely to the interim electric rates reflecting the reduction of rate base effective February 1, 2001 following the sale of the Company's interests in the Danskammer and Roseton generating Plants on January 30, 2001 and the recovery of its share of investment in the Nine Mile 2 Plant.

     The increase in gas revenues for the nine months ended September 30, 2001 is due primarily to an increase in amounts collected under the Company's gas cost adjustment, attributable to higher gas costs plus higher revenues from firm gas sales. The increases are partially offset by decreases in revenues from interruptible sales and from sales to other utilities and marketers.

SALES

     The Company's sales vary seasonally in response to weather conditions. Generally, electric sales peak in the summer and gas sales peak in the winter.

     Total kilowatthour sales of electricity within the Company's service territory increased 6% and firm sales of natural gas decreased 6% in the third quarter of 2001 as compared to the third quarter of 2000. For the first nine months ended September 30, 2001, electric sales increased 5% and gas sales to firm customers increased 7% compared to the same period last year. Changes in sales from last year by major customer classifications, including energy supplied by others, are set forth below.

                                INCREASE (DECREASE)          FROM PRIOR PERIOD
                                   THIRD QUARTER            9 MOS. ENDED 9/30/01
                                --------------------        --------------------
                                ELECTRIC         GAS        ELECTRIC        GAS
                                --------         ---        --------        ---

Residential ..................     11%           (8)%          7%            8%
Commercial ...................      8            (1)           6            10
Industrial ...................     --            (1)           -            (1)
Interruptible ................     N/A           43            N/A         (18)

     Billing heating degree days were 23% lower for the quarter ended September 30, 2001 and 8% higher for the nine months ended September 30, 2001 when compared to the same periods in 2000. Cooling degree days were 28% higher for the quarter and 21% higher for the nine months ended September 30, 2001 when compared to the same periods in 2000.

     Interruptible gas sales increased in the third quarter of 2001 reflecting increased transportation volumes of gas used by an electric generation customer. During the first nine months of 2001, interruptible gas sales decreased due largely to a reduction in boiler gas sales for electric generation resulting from the sale of the fossil plants.

OPERATING EXPENSES

     Total operating expenses decreased $17.4 million (13%), from $135.4 million in 2000 to $118.0 in the third quarter of 2001. Total operating expenses decreased $13.3 million (3%) from $401.6 million in 2000 to $388.3 million in the first nine months of 2001.

     In both periods, the reductions in other expenses, depreciation and amortization, and taxes result from the elimination of all operating costs associated with the fossil generating plants that were sold and a reduction in depreciation expense for the Company's share of the Nine Mile 2 Plant, the remaining cost of which was recovered using sale proceeds. Partially offsetting the reductions is a net increase of $5.6 million in the third quarter and $23.9 million in the nine months ended September 30, 2001 as compared to the same periods in the year 2000 in purchased electricity and fuel used in electric generation. Purchased natural gas costs decreased $2.9 million in the third quarter reflecting a reduction in the volume purchased and lower natural gas prices. Purchased natural gas costs increased $9.9 million in the nine months ended September 30, 2001 as compared to the same period in the year 2000. The net increase in energy costs reflects increased fossil fuel prices, an increase in electric and gas own territory sales and also, the impact of changing market conditions brought about by the restructuring of the New York State wholesale electricity market.

DIVIDENDS TO CH ENERGY GROUP

     Reference is made to the caption "Dividends to Energy Group" of Part II,
Item 7 of the Company's 10-K Report, for a discussion of the Company's dividend payments. On October 15, 2001, the Board of Directors of the Company declared a dividend of $9.0 million, payable November 1, 2001 to Energy Group. This raises the total year-to-date dividends paid to $244 million.

OTHER MATTERS

NINE MILE 2 PLANT SALE

     Effective November 7, 2001, the Company sold its 9% interest in the Nine Mile 2 Plant to an affiliate of Constellation Nuclear LLC for a total consideration of $66.2 million, of which $28.4 million was paid in cash and $37.8 million of principal and interest will be paid under a five (5) year promissory note, all subject to certain post-closing adjustments.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to Part II, Item 7A of the Company's 10-K Report for a discussion of market risk. During the third quarter of 2001, the Company's exposure to market risk was not material to its financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     (a) ASBESTOS LITIGATION. For a discussion of lawsuits against the Company involving asbestos, see Note 10 - "Commitments and Contingencies," under the caption "Asbestos Litigation," in Part II, Item 8 of the Company's 10-K Report.

          As of November 5, 2001, a total of 2,773 cases involving asbestos have been brought against the Company of the type described under the caption, of which 1,214 remain pending. Of the 1,559 cases no longer pending against the Company, 1,422 have been dismissed or discontinued, and the Company has settled 137 cases. The Company is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to the Company at this time, including the Company's experience in settling and in obtaining dismissals of asbestos cases, the Company believes that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

   Exhibit No.
 Regulation S-K
     Item 601
   Designation                   Exhibit Description
----------------                 -------------------

(12)  --     Statement Showing Computation of the Ratio of Earnings to Fixed
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


Dated: November 9, 2001

                                  EXHIBIT INDEX

     Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

    Exhibit No.
  Regulation S-K
      Item 601
    Designation                             Exhibit Description
------------------                          -------------------
(12)   --    Statement Showing Computation of the Ratio of Earnings to Fixed
             Charges and the Ratio of Earnings to Combined Fixed Charges and
             Preferred Stock Dividends.