Form 10-Q/A
period 2001-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2001-11-16
CIK 18647

FORM 10-Q/A

                                 AMENDMENT NO. 1

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................September 30, 2001
                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to....................
Commission file number....................................1-3268

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                 14-0555980
-------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

284 SOUTH AVENUE, POUGHKEEPSIE  NEW YORK     12601-4879
----------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

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

Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item I - Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                            For the 3 Months
                                                                           Ended September 30,
                                                                          2001           2000
                                                                        --------       --------
                                                                         (Thousands of Dollars)
Operating Revenues
  Electric....................................................          $118,388      $126,982
  Gas.........................................................            11,121        11,971
                                                                        ---------     ---------
    Total - own territory.....................................           129,509       138,953
  Electric Sales to other utilities...........................               651        13,644
  Gas Sales to other utilities................................               151         1,769
                                                                        ---------     ---------
                                                                         130,311       154,366
                                                                        ---------     ---------
Operating Expenses
  Operation:
    Fuel used in electric generation..........................             1,108        24,331
    Purchased electricity.....................................            65,438        36,623
    Purchased natural gas.....................................             5,345         8,221
    Other expenses of operation...............................            23,502        31,876
  Depreciation and amortization...............................             6,325        11,991
  Taxes, other than income tax................................            10,358        14,505
  Federal/State income tax....................................             5,894         7,875
                                                                        ---------     ---------

                                                                         117,970       135,422
                                                                        ---------     ---------

Operating Income..............................................            12,341        18,944
                                                                        ---------     ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction.........               104            (4)
  Federal/State income tax....................................               427           (69)
  Other - net.................................................             2,429         2,548
                                                                        ---------     ---------

                                                                           2,960         2,475
                                                                        ---------     ---------

Income before Interest Charges................................            15,301        21,419
                                                                        ---------     ---------

Interest Charges
  Interest on mortgage bonds..................................               670         2,570
  Interest on other long-term debt............................             2,162         3,591
  Other interest..............................................             2,499         1,665
  Allowance for borrowed funds used during construction.......               (82)         (202)
                                                                        ---------     ---------
                                                                           5,249         7,624
                                                                        ---------     ---------

Net Income....................................................            10,052        13,795

Dividends Declared on Cumulative Preferred Stock..............               807           807
                                                                        ---------     ---------

Income Available for Common Stock.............................            $9,245       $12,988
                                                                        =========     =========



                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                         For the 9 Months
                                                                        Ended September 30,
                                                                        2001          2000
                                                                     ---------     ---------
                                                                      (Thousands of Dollars)
Operating Revenues
  Electric....................................................       $330,283      $341,727
  Gas.........................................................         90,000        72,683
                                                                     ---------     ---------
    Total - own territory.....................................        420,283       414,410
  Electric Sales to other utilities...........................          8,307        41,222
  Gas Sales to other utilities................................            203         3,850
                                                                     ---------     ---------
                                                                      428,793       459,482
                                                                     ---------     ---------
Operating Expenses
  Operation:
    Fuel used in electric generation..........................         14,765        64,339
    Purchased electricity.....................................        163,332        90,078
    Purchased natural gas.....................................         52,047        42,171
    Other expenses of operation...............................         84,700       101,743
  Depreciation and amortization...............................         20,771        35,989
  Taxes, other than income tax................................         37,569        45,424
  Federal/State income tax....................................         15,151        21,870
                                                                     ---------     ---------

                                                                      388,335       401,614
                                                                     ---------     ---------

Operating Income..............................................         40,458        57,868
                                                                     ---------     ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction.........            281             -
  Federal/State income tax....................................         (1,387)         (216)
  Other - net.................................................          9,326         7,560
                                                                     ---------     ---------

                                                                        8,220         7,344
                                                                     ---------     ---------

Income before Interest Charges................................         48,678        65,212
                                                                     ---------     ---------

Interest Charges
  Interest on mortgage bonds..................................          4,541         8,772
  Interest on other long-term debt............................          8,648         9,267
  Other interest..............................................         10,118         5,447
  Allowance for borrowed funds used during construction.......           (222)         (527)
                                                                     ---------     ---------

                                                                       23,085        22,959
                                                                     ---------     ---------

Net Income....................................................         25,593        42,253

Dividends Declared on Cumulative Preferred Stock..............          2,422         2,422
                                                                     ---------     ---------

Income Available for Common Stock.............................        $23,171       $39,831
                                                                     =========     =========



                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                  September 30,   December 31,
                                                                     2001            2000
                                      ASSETS                       (Unaudited)     (Audited)
                                                                   ----------     ------------
                                                                     (Thousands of Dollars)
Utility Plant
       Electric...............................................      $574,092      $1,277,617
       Gas....................................................       178,582         172,242
       Common.................................................       104,192          99,353
       Nuclear fuel...........................................        46,701          46,688
                                                                   ----------     -----------
                                                                     903,567       1,595,900

       Less:  Accumulated depreciation........................       375,869         668,168
              Nuclear fuel amortization.......................        42,782          40,762
                                                                   ----------     -----------
                                                                     484,916         886,970

       Construction work in progress..........................        47,914          43,882
                                                                   ----------     -----------

               Net Utility Plant..............................       532,830         930,852
                                                                   ----------     -----------

Other Property and Plant......................................           971             973
                                                                   ----------     -----------

Prefunded Pension Costs and Other Investments
        Prefunded Pension Costs...............................        75,194          63,390
        Other Investments.....................................        16,199          18,199
                                                                   ----------     -----------

Total Prefunded Pension Costs and Other Investments...........        91,393          81,589
                                                                   ----------     -----------

Current Assets
       Cash and cash equivalents..............................        82,035          17,279
       Accounts receivable from customers-net of
             allowance for doubtful accounts..................        45,120          70,072
       Accrued unbilled utility revenues......................         9,893          19,751
       Other receivables......................................         4,441           4,377
       Fuel, materials and supplies, at average cost..........        14,156          27,460
       Special deposits and prepayments.......................        18,850          14,379
                                                                   ----------     -----------

                Total Current Assets..........................       174,495         153,318
                                                                   ----------     -----------

Deferred Charges and Other Assets
       Regulatory assets .....................................        35,201         155,230
       Unamortized debt expense...............................         3,593           4,869
       Fair value of derivative instruments...................        55,076               -
       Other Assets...........................................         5,012           5,467
                                                                   ----------     -----------

                Total Deferred Charges and Other Assets.......        98,882         165,566
                                                                   ----------     -----------

Accumulated Deferred Income Tax (Net).........................        17,503               -
                                                                   ----------     -----------

                          Total Assets........................      $916,074      $1,332,298
                                                                   ==========     ===========



                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                      September 30,   December 31,
                                                                          2001           2000
                       CAPITALIZATION AND LIABILITIES                  (Unaudited)     (Audited)
                                                                      -------------  -------------
                                                                         (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
              shares issued ($5 par value):
                 2001 - 16,862,087
                 2000 - 16,862,087................................      $ 84,311      $   84,311
        Paid-in capital...........................................       174,980         273,238
        Retained earnings.........................................           999         114,546
        Capital stock expense.....................................        (5,809)         (5,865)
                                                                        ---------     -----------

                Total Common Stock Equity.........................       254,481         466,230
                                                                        ---------     -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption..................        21,030          21,030
             Subject to mandatory redemption......................        35,000          35,000
                                                                        ---------     -----------
                Total Cumulative Preferred Stock..................        56,030          56,030
                                                                        ---------     -----------

        Long-term Debt............................................       235,873         320,370
                                                                        ---------     -----------

                Total Capitalization..............................       546,384         842,630
                                                                        ---------     -----------

Current Liabilities
        Current maturities of long-term debt......................             -          62,610
        Notes payable.............................................         8,000          25,000
        Accounts payable..........................................        24,642          36,719
        Accrued interest..........................................         3,142           6,315
        Dividends payable.........................................           807             807
        Accrued vacation..........................................         3,900           4,472
        Customer deposits.........................................         4,912           4,637
        Other.....................................................        (3,116)         12,695
                                                                        ---------     -----------

                Total Current Liabilities.........................        42,287         153,255
                                                                        ---------     -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities....................................       271,192         118,574
        Operating reserves........................................         5,744           4,755
        Other.....................................................        50,467          18,636
                                                                        ---------     -----------

                Total Deferred Credits and Other Liabilities......       327,403         141,965
                                                                        ---------     -----------

Accumulated Deferred Income Tax (Net).............................             -         194,448
                                                                        ---------     -----------


                Total Capitalization and Liabilities..............      $916,074      $1,332,298
                                                                        =========     ===========



                 See Notes to Consolidated Financial Statements.

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the 9 Months Ended
                                                                                       September 30,
                                                                                    2001            2000
                                                                                 ------------     --------
                                                                                   (Thousands of Dollars)
Operating Activities:
    Net Income............................................................          $ 25,593      $ 42,253

       Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation, amortization & nuclear fuel amortization..........           23,737        38,770
           Deferred income taxes, net......................................            2,485         4,457
           Nine Mile 2 Plant deferred finance charges, net.................            1,311        (3,572)
           Provision for uncollectibles....................................            1,875         1,725
           Net accrued/deferred pension costs..............................          (11,498)      (10,302)
           Net deferred gas costs/gas refunds..............................              237        (1,434)
           Other, net......................................................           16,567        (2,289)

         Changes in operating assets and liabilities, net:
           Accounts receivable and unbilled revenues.......................           32,873         1,695
           Fuel, materials and supplies....................................           (1,017)        1,787
           Special deposits and prepayments................................           (4,471)       (8,882)
           Accounts payable................................................          (12,080)        3,780
           Accrued taxes and interest......................................          (43,613)        5,750
           Deferred taxes related to sale of plants and NMP2 write-off.....         (233,876)            -
           Other, net......................................................           (3,135)       (1,861)
                                                                                 ------------    ----------

       Net Cash (Used In) Provided by Operating Activities.................         (205,012)       71,877
                                                                                 ------------    ----------

Investing Activities:

       Proceeds from sale of fossil generation plants......................          713,202             -
       Additions to plant..................................................          (40,829)      (41,198)
       Net return of equity from affiliate.................................                -        23,500
       Payments to Nine Mile 2 Plant decommissioning trust fund............             (651)         (651)
       Other, net..........................................................            3,339          (551)
                                                                                 ------------    ----------

       Net Cash Provided by (Used in) Investing Activities.................          675,061       (18,900)
                                                                                 ------------    ----------

Financing Activities:

       Proceeds from issuance of long-term debt............................                -        47,500
       Repayments of short-term debt.......................................          (17,000)      (45,000)
       Retirement and redemption of long-term debt.........................         (147,630)      (35,100)
       Dividends paid on cumulative preferred and common stock.............          (25,322)      (27,822)
       Special dividend to parent..........................................         (212,000)            -
       Issuance and redemption costs of long-term debt.....................           (3,341)         (313)
                                                                                 ------------    ----------

       Net Cash Used in Financing Activities...............................         (405,293)      (60,735)
                                                                                 ------------    ----------

Net Change in Cash and Cash Equivalents....................................           64,756        (7,758)

Cash and Cash Equivalents - Beginning of Year..............................           17,279        11,756
                                                                                 ------------    ----------

Cash and Cash Equivalents - End of Period..................................         $ 82,035      $  3,998
                                                                                 ============    ==========

Supplemental Disclosure of Cash Flow Information

       Interest paid.......................................................          $16,712       $15,656

       Federal & State income tax paid.....................................         $266,876       $17,800


                 See Notes to Consolidated Financial Statements

      ITEM 1 OF THE 10-Q IS BEING SUBMITTED DUE TO A TYPOGRAPHICAL ERROR IN NOTE 2 IN THE SUBCAPTION "OTHER MATTERS RELATED TO THE RATE ORDER AND THE NINE MILE 2 ORDER" THAT OCCURRED IN THE ELECTRONIC FILING OF NOVEMBER 9, 2001.


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

      OTHER MATTERS RELATED TO THE RATE ORDER AND THE NINE MILE 2 ORDER: Also included in these Orders were approval of the Company to recognize $19.8 million of tax benefits related to its 2001 power plant sales, offset by $11.4 million of after tax contributions by the Company to the customer benefit fund, or a net benefit to shareholders of $8.4 million. The Company will additionally recognize net income for shareholders under a prior regulatory settlement, as follows: $3.2 million in 2001, $2.9 million in 2002, $5.9 million in 2003 and $5.9 million in 2004. These tax benefits and prior settlement-related amounts are excluded from the ROE sharing calculation described above.

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

                   Electric     Gas       Subsidiary        Total

3/31/01           $  914,799  $210,015        $89         $1,124,903

12/31/00           1,135,484   196,725         89          1,332,298
                  ----------  --------        ---         ----------
                  $ (220,685)   13,290        $ -         $ (207,395)
                  ==========  ========        ===         ==========

      The gas segment increased by $13.3 million because the gas regulator station at these Plants remained the Company's property and was reclassified from electric to gas.

Central Hudson Gas & Electric Segment Disclosure - FAS 131

-------------------------------------------------------------------------------------------------------------------
                                Quarter Ended September 30, 2001         Nine Months Ended September 30, 2001
-------------------------------------------------------------------------------------------------------------------
                               Electric       Gas          Total         Electric          Gas          Total
-------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                      $119,020     $11,182      $130,202        $338,534         $89,868       $428,402
-------------------------------------------------------------------------------------------------------------------
Intersegment revenues                19          90           109              56             335            391
-------------------------------------------------------------------------------------------------------------------
Total Revenues                 $119,039     $11,272      $130,311        $338,590         $90,203       $428,793
-------------------------------------------------------------------------------------------------------------------
Income Available for Common
Stock                          $  9,067     $   178      $  9,245        $  9,346         $13,825       $ 23,171
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                Quarter Ended September 30, 2000         Nine Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------------------------
                               Electric       Gas          Total         Electric          Gas          Total
-------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                      $140,612     $13,294      $153,906        $382,884         $75,160       $458,044
-------------------------------------------------------------------------------------------------------------------
Intersegment revenues                14         446           460              65           1,374          1,439
-------------------------------------------------------------------------------------------------------------------
Total Revenues                 $140,626     $13,740      $154,366        $382,949         $76,534       $459,483
-------------------------------------------------------------------------------------------------------------------
Income Available for Common    $ 14,284     $(1,296)     $ 12,988        $ 33,498         $ 6,333       $ 39,831
Stock
-------------------------------------------------------------------------------------------------------------------


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


Dated: November 16, 2001