Form 10-K
period 2001-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2002-02-15
CIK 18647, 1061393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
                                 ---------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended....................................  December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission        Registrant, State of Incorporation          IRS Employer
File Number       Address and Telephone Number                Identification No.
-----------       ----------------------------                ------------------

0-30512           CH Energy Group, Inc.                           14-1804460
                  (Incorporated in New York)
                  284 South Avenue
                  Poughkeepsie, New York 12601-4879
                  (845) 452-2000

1-3268            Central Hudson Gas & Electric Corporation       14-0555980
                  (Incorporated in New York)
                  284 South Avenue
                  Poughkeepsie, New York 12601-4879
                  (845) 452-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of Each Class                            On Which Registered
         -------------------                      ------------------------------

CH Energy Group, Inc.
Common Stock, $0.10 par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                  Title of Each Class
                  -------------------

Central Hudson Gas & Electric Corporation Cumulative Preferred Stock

                  4 1/2%     Series
                  4.75%      Series

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   _X_                  NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-subsidiaries of CH Energy Group, Inc. ("Energy Group") as of February 1, 2002, was $760,837,045 based upon the lowest price at which Energy Group's Common Stock was traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

     The aggregate market value of the voting and non-voting common equity held by non-subsidiaries of Central Hudson Gas & Electric Corporation ("Central Hudson") as of February 1, 2002, was zero.

     The number of shares outstanding of Energy Group's Common Stock, as of February 1, 2002 was 16,362,087.

     The number of shares outstanding of Central Hudson's Common Stock, as of February 1, 2002 was 16,862,087. All such shares are owned by Energy Group.

          CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
     (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (I)(2).

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Energy Group's definitive Proxy Statement, dated March 1, 2002 and to be used in connection with its Annual Meeting of Shareholders to be held on April 23, 2002, is incorporated by reference in Part III hereof. Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I) (2) (c).

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1      BUSINESS                                                           1
------

ITEM 2      PROPERTIES                                                        11
------

ITEM 3      LEGAL PROCEEDINGS                                                 15
------

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
------      HOLDERS                                                           16

                               PART II

ITEM 5      MARKET FOR ENERGY GROUP'S COMMON EQUITY
------      AND RELATED STOCKHOLDER MATTERS                                   16

ITEM 6      SELECTED FINANCIAL DATA OF ENERGY GROUP AND
------      ITS SUBSIDIARIES                                                  17

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     21

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
-------     MARKET RISK                                                       36

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       39
------

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------      ON ACCOUNTING AND FINANCIAL DISCLOSURE                           104

                              PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP
-------     AND ITS SUBSIDIARIES                                             104

ITEM 11     EXECUTIVE COMPENSATION                                           105
-------

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------     OWNERS AND MANAGEMENT                                            105

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   105
-------

                               PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
-------     REPORTS ON FORM 8-K                                              106

SIGNATURES                                                                   108


                                       (i)

                                     PART I
                                     ------

FILING FORMAT

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2001 ("10-K Annual Report") is a combined report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"). Except where the content clearly indicates otherwise, any references in this 10-K Annual Report to Energy Group includes all subsidiaries of Energy Group, including Central Hudson. Energy Group's subsidiaries are each directly or indirectly wholly owned by Energy Group. Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to Energy Group and its subsidiaries other than Central Hudson. When this 10-K Annual Report is incorporated by reference into any filing with the Securities and Exchange Commission ("SEC") made by Central Hudson, the portions of this 10-K Annual Report that relate to Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

FORWARD-LOOKING STATEMENTS

     This 10-K Annual Report and the documents incorporated by reference may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21 E of the Securities Exchange Act of 1934. These statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. All forward-looking statements are intended to be subject to the safe harbor protection provided by said Section 21 E. A number of important factors affecting Energy Group's and its subsidiaries' business and financial results, including that of Central Hudson, could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include, but are not limited to, weather, energy supply and demand, fuel prices, interest rates, potential future acquisitions, developments in the legislative, regulatory and competitive environments and market risks, electric and gas industry restructuring and cost recovery, future market prices for energy, capacity and ancillary services, the ability to obtain adequate and timely rate relief, changes in fuel supply or costs and the success of strategies to satisfy power requirements now that Central Hudson's electric generation has been sold, the outcome of pending litigation, and certain environmental matters, particularly industrial waste site remediation requirements, and certain presently unknown or unforeseen factors.

ITEM 1 - BUSINESS
-----------------

HOLDING COMPANY RESTRUCTURING

     After a one-for-one common stock share exchange on December 15, 1999 ("Holding Company Restructuring"), Energy Group became the holding company parent corporation of Central Hudson and its existing subsidiary companies and Central Hudson Energy Services, Inc. ("CH Services"). Central Hudson's preferred stock and debt remain securities of Central Hudson. The Consolidated Financial Statements prior to December 15, 1999 represent the accounts of Central Hudson on a consolidated basis as predecessor of Energy Group.

     For further information regarding the Holding Company Restructuring and/or the Amended and Restated Settlement Agreement which permitted the Holding Company

Restructuring, dated January 2, 1998, and thereafter amended ("Agreement"), among Central Hudson, the Staff of the Public Service Commission of the State of New York ("PSC") and certain others entered into in the PSC's Competitive Opportunities Proceeding, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2 of the Notes to the Financial Statements contained in Item 8 of this 10-K Annual Report (each Note being hereinafter called a "Note"). The Agreement expired on June 30, 2001 and was superseded, in part, by the October 25, 2001 Order of the PSC discussed in Note 2 under the caption "Rate Proceedings - Electric and Gas;" however, surviving provisions of the Agreement discussed herein may affect future operations of Energy Group and its subsidiaries.

     Because of its ownership of Central Hudson, Energy Group is a "public utility holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). However, Energy Group is exempt from the provisions of PUHCA under the intrastate exemption provisions of ss.3(a)(1) of PUHCA, except that, under ss.9(a)(2) of PUHCA, the approval of the SEC is required for a direct or indirect acquisition by a public utility holding company of five percent (5%) or more of the voting securities of any electric or gas utility company subject to PUHCA.

     CH Services is a subsidiary of Energy Group and the holding company parent corporation for each of Energy Group's competitive business subsidiaries:
Central Hudson Enterprises Corporation; SCASCO, Inc.; Prime Industrial Energy Services, Inc.; CH Resources, Inc.; CH Syracuse Properties, Inc.; CH Niagara Properties, Inc.; Griffith Energy Services, Inc.; and Greene Point Development Corporation (hereinafter collectively the "competitive business subsidiaries").

     Energy Group's other subsidiary company, Central Hudson, wholly owns Phoenix Development Company, Inc.

     For a discussion of Energy Group's and its subsidiaries' capital structure, financing program and short-term borrowing arrangements, see Notes 5, 6 and 7, respectively, and Item 7 under the subcaptions "Capital Structure," "Financing Program of Energy Group and Its Subsidiaries" and "Short-Term Debt" under the caption "Capital Resources and Liquidity." For information concerning revenues, certain expenses, earnings per share and information regarding assets for Central Hudson's electric and gas segments, and the CH Services' competitive business subsidiaries' segments, see Note 11.

SUBSIDIARIES OF ENERGY GROUP

CENTRAL HUDSON

     GENERALLY: Central Hudson is a New York gas and electric corporation formed on December 31, 1926, as a consolidation of several operating utilities which had been accumulated under one management during the previous 26 years. Central Hudson generates, purchases, sells at wholesale and distributes electricity, and purchases and distributes gas in New York State.

     Central Hudson has, with minor exceptions, valid franchises, unlimited in duration, to serve a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west from the Hudson River. The southern end of the territory is about 25 miles north of New York City, and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 657,200. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh and Kingston, New York and in certain outlying and intervening territories.

     The number of Central Hudson employees, at December 31, 2001, was 902.

     Central Hudson's territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts and wholesale and retail trade operations.

     In 2001, the competitive marketplace continued to develop for electric utilities, and certain Central Hudson electric customers were given the opportunity to purchase energy and related services from other sources. These opportunities also exist for Central Hudson natural gas customers.

     SALES OF PRINCIPAL GENERATING FACILITIES

     For information with respect to the sales of Central Hudson's interests in its principal generating facilities during 2001, see the caption "Sales of Principal Generating Facilities" in Note 2. For information on the proposed disposition of the proceeds from these sales, see Note 7, under the caption "Use of Proceeds from Sales of Principal Generating Facilities."

     REGULATION

     Central Hudson is subject to regulation by the PSC regarding, among other things, service rendered (including the rates charged), major transmission facility siting, accounting procedures and issuance of securities. For certain restrictions on Central Hudson's activities imposed by the Agreement, see Note 2 under the caption "Competitive Opportunities Proceeding Settlement Agreement."

     Certain activities of (i) Central Hudson and (ii) certain of CH Services' competitive business subsidiaries, including accounting and the acquisition and disposition of property, are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), under the Federal Power Act.

     Central Hudson is not subject to the provisions of the Natural Gas Act.

     With the exception of the Groveville Hydroelectric Facility in Beacon, New York, Central Hudson's hydroelectric facilities are not required to be licensed under the Federal Power Act.

     RATES

     GENERALLY: The electric and gas rates of Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC. Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by the FERC.

     Central Hudson's present retail rate structure consists of various service classifications covering residential, commercial and industrial customers. During 2001, the average price of electricity to all of these customers was 7.71 cents per kilowatthour ("kWh"), representing a 13.8% decrease from the 2000 average price.

     RATE PROCEEDINGS - ELECTRIC AND GAS: For information regarding Central Hudson's most recent electric and gas cases filed with the PSC, see Note 2 under the caption "Rate Proceedings - Electric and Gas."

     COST ADJUSTMENT CLAUSES: For information regarding Central Hudson's electric and gas cost adjustment clauses, see Note 1 under the caption "Rates, Revenues and Cost Adjustment Clauses."

     CONSTRUCTION PROGRAM AND FINANCING

     For estimates of 2002 construction expenditures, internal funds available, mandatory and optional redemption of long-term securities, and working capital requirements of Central Hudson, see the subcaption "Construction Program - Central Hudson" in Item 7 under the caption "Capital Resources and Liquidity."

     Central Hudson's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, preferred stock or unsecured short-term debt.

     Central Hudson's $75 million credit facility includes limitations on the amounts of additional funded indebtedness which Central Hudson can issue. Central Hudson believes these limitations will not impair Central Hudson's ability to issue any or all of the debt described under the subcaption "Financing Program of Energy Group and Its Subsidiaries" of Item 7.

     FUEL SUPPLY AND COST

     In January 2001, Central Hudson's interests in the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and the Roseton Electric Generating Station ("Roseton Plant") were sold to affiliates of Dynegy Power Corp. (collectively, "Dynegy"). In November 2001, Central Hudson's interest in the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant") was sold to an affiliate of Constellation Nuclear LLC ("Constellation"). For information on these sales, see Note 2 under the caption "Sales of Principal Generating Facilities."

     For the 12 months ended December 31, 2001, the sources and related costs of electric generation for Central Hudson were as follows:

                                   Aggregate
     Sources of                  Percentage of            Costs in 2001
     Generation               Energy Requirements            ($000)
     ----------               -------------------         -------------

     Purchased Power                 78.9%                   $221,360
     Coal                             4.1                       3,668
     Gas                               .1                         231
     Nuclear                         11.9                       2,989
     Oil                              3.2                       8,439
     Hydroelectric                    1.8                         172
                                    -----
                                    100.0%
                                    =====
     Fuel Handling Costs                                          228
     Deferred Fuel Cost                                       (12,578)
                                                             --------
                                                             $224,509
                                                             ========

     OTHER CENTRAL HUDSON MATTERS:

     LABOR RELATIONS: Central Hudson has agreements with the International Brotherhood of Electrical Workers ("IBEW") for its 604 unionized employees, representing maintenance employees, customer representatives, service workers and clerical employees (excluding persons in managerial, professional or supervisory positions), which agreements were renegotiated, effective July 1, 1998. The agreement with Local 320 of the IBEW Non-Production Plant Workers continues through April 30, 2003 and provides for an average annual general wage increase of 3.0% and certain additional fringe benefits. An agreement with IBEW Local 320 Production Plant Workers, which expires on August 31, 2003, was assumed by Dynegy upon the sale of the Roseton and Danskammer Plants.

     SUBSIDIARY OF CENTRAL HUDSON - PHOENIX DEVELOPMENT COMPANY, INC.: Phoenix Development Company, Inc. ("Phoenix"), a New York corporation, is a wholly-owned subsidiary of Central Hudson. Phoenix was established to hold or lease real property for the future use of Central Hudson and to participate in energy-related ventures. Currently, the assets held by Phoenix are not significant.

CH SERVICES

     GENERALLY: CH Services, a New York corporation, is the holding company parent for each of Energy Group's competitive business subsidiaries. CH Services is not an operating company.

     CH Services is a full-service energy company in the Northeast and mid-Atlantic regions. CH Services' subsidiaries are primarily engaged in the distribution of fuel oil, gasoline, diesel, kerosene and propane; the sale of natural gas; the installation and maintenance of electrical systems and heating, ventilation and air conditioning ("HVAC") equipment; project construction; and providing services for electric generators installed on customers' property. During 2002 CH

Services intends to refocus its lines of business as described in Item 7 under the subcaption "Refocusing of CH Services' Business Plan."

     SUBSIDIARIES OF CH SERVICES

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

     GRIFFITH ENERGY SERVICES, INC.: Griffith Energy Services, Inc. ("Griffith"), a New York corporation, is a wholly-owned subsidiary of CHEC. Griffith is an energy services company engaged in the distribution of fuel oil, gasoline, diesel, kerosene, propane, natural gas and the installation and maintenance of HVAC equipment in the states of Virginia, West Virginia, Maryland, Delaware, and Pennsylvania and in Washington, D.C. During 2001, Griffith acquired Community Oil Company, Inc., an energy service, fuel oil distribution company, four fuel oil distribution companies: Consumers Fuel Company, Inc., R. S. Leitch Company, McMahan Oil Company, and Walker Oil Company, and one propane distribution company, Staats Gas, Inc.

     PRIME INDUSTRIAL ENERGY SERVICES, INC.: Prime Industrial Energy Services, Inc. ("Prime"), a New York corporation, a wholly-owned subsidiary of CHEC, is engaged in project construction and providing services for electric generators and HVAC equipment installed on customers' property.

     SCASCO, INC.: SCASCO, Inc. ("SCASCO"), a Connecticut corporation, is a wholly-owned subsidiary of CHEC. SCASCO is an energy services company engaged in the distribution of fuel oil, gasoline, diesel, kerosene, propane and natural gas and the installation and maintenance of electrical services and HVAC equipment in the states of Connecticut, Massachusetts and Rhode Island.

     CH RESOURCES, INC.: CH Resources, Inc. ("CH Resources"), a New York corporation, is a wholly-owned subsidiary of CH Services established for the purpose of acquiring, developing and operating electric generation facilities, the output of which is sold at the wholesale level to CHEC and other energy services companies, as well as through the New York State Independent System Operator ("NYS ISO") described under the caption "FERC Restructuring and Independent System Operator" of Note 2. CH Resources owns a 100 megawatt ("MW") combined cycle gas turbine facility in Solvay, New York ("CH Syracuse Plant"), a 100 MW combined cycle gas turbine facility in Beaver Falls, New York ("Beaver Falls Plant"), and a 50 MW fluidized bed, coal-fired plant in Niagara County, New York ("CH Niagara Falls Plant"). On December 21, 2001, CH Services entered into an agreement to sell all of its stock ownership interest in CH Resources and its subsidiaries, CH Syracuse Properties, Inc. ("CH Syracuse") and CH Niagara Properties, Inc. ("CH Niagara") to WPS Power Development, Inc., a Wisconsin corporation, for approximately $61 million. The closing on this sale is expected to occur during the second quarter of 2002, subject to obtaining regulatory approvals.

     CH SYRACUSE AND CH NIAGARA: CH Syracuse and CH Niagara are New York corporations and wholly-owned subsidiaries of CH Resources used to lease real property for the CH Syracuse Plant and the CH Niagara Falls Plant. Each of these subsidiaries will also be divested upon the sale of CH Services' stock ownership of CH Resources described in the preceding caption.

     GREENE POINT DEVELOPMENT CORPORATION: Greene Point Development Corporation ("Greene Point"), a New York corporation, is a wholly-owned subsidiary of CH Services which develops and evaluates business opportunities for CH Services' competitive business subsidiaries. The current assets held by this subsidiary are not significant.

     REGULATION

     Certain activities of CH Services' competitive business subsidiaries, including accounting and the acquisition and disposition of certain property, are subject to regulation by the FERC, under the Federal Power Act, because of their sales of wholesale electric energy in interstate commerce. Because the electric generating facilities of CH Resources are used exclusively for selling electricity at wholesale, CH Resources is an "exempt wholesale generator" under
Section 32(e) of PUHCA and, therefore, is exempt from the provisions of PUHCA.

ENVIRONMENTAL QUALITY REGULATION - CENTRAL HUDSON AND CH SERVICES

     Central Hudson and certain of the subsidiaries of CH Services are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. Environmental matters may expose both Central Hudson and the competitive business subsidiaries of CH Services to potential liability which, in certain instances, may be imposed without regard to fault or historical activities which were lawful at the time they occurred. Both Central Hudson and the competitive business subsidiaries of CH Services continually monitor their activities in order to determine the impact of their activities on the environment and to ensure compliance with various environmental requirements.

     Generally, during 2001, the principal environmental areas and requirements to which Central Hudson and certain of the competitive businesses subsidiaries of CH Services were subject were as follows:

     AIR: State regulations relating to fossil-fueled generating plants govern the sulfur content of fuel used, the emission of particulate matter and certain other pollutants and the visibility of these emissions. In addition, emissions from fossil-fueled generating plants are required to meet federal and state ambient air quality standards for sulfur dioxide ("SO(2)"), nitrogen oxide ("NOx") and suspended particulates in the areas surrounding the plants.

     Based on the operation of continuous emission stack monitoring systems, it is believed that during 2001 air quality standards for NOx, SO(2) and particulates were satisfied in the areas surrounding the Roseton, Danskammer, CH Syracuse, Beaver Falls and the CH Niagara Falls Plants. From time to time, the CH Syracuse, Beaver Falls and Niagara Plants have exceeded applicable emissions limitations, all of which exceedances have been reported to the New York

State Department of Environmental Conservation ("NYS DEC"). See also Note 10 under the caption, "Environmental Matters - Air."

     WATER: Central Hudson and CH Services are required to comply with applicable state and federal laws and regulations governing the discharge of pollutants into receiving waters.

     The discharge of any pollution into navigable waterways is prohibited except in compliance with a permit issued by the federal Environmental Protection Agency ("EPA") under the National Pollutant Discharge Elimination System ("NPDES") established under the Clean Water Act. Likewise, under the New York Environmental Conservation Law, pollutants cannot be discharged into state waters without a State Pollutant Discharge Elimination System ("SPDES") permit issued by the NYS DEC. Issuance of a SPDES permit satisfies the NPDES permit requirement.

     Central Hudson has SPDES permits for its Eltings Corners maintenance and warehouse facility and its Rifton Recreation and Training Center, both in New York.

     SPDES permits are in effect for the Beaver Falls and the CH Syracuse Plants and, as required, all applicable local permits have been obtained for the CH Niagara Falls Plant's discharge flows into the local municipal wastewater system. From time to time these Plants have exceeded applicable discharge limitations, all of which exceedances have been reported to the NYS DEC.

     See Note 10 under the caption "Environmental Matters - Water" regarding Central Hudson's application to the NYS DEC for a SPDES permit for its Neversink Hydroelectric Facility.

     TOXIC SUBSTANCES AND HAZARDOUS WASTES: Central Hudson and certain of the competitive business subsidiaries of CH Services are subject to state and federal laws and regulations relating to the use, handling, storage, treatment, transportation and disposal of industrial, hazardous and toxic wastes.

     OTHER: Central Hudson expenditures attributable, in whole or in substantial part, to environmental considerations totaled $4.1 million in 2001, of which approximately $1.3 million related to capital projects and $2.8 million were charged to expense. It is estimated that in 2002 the total of these expenditures will be approximately $3.4 million.

     CH Services expenditures attributable, in whole or in substantial part, to environmental considerations totaled $.4 million in 2001, of which approximately $.1 million related to capital projects and $.3 million were charged to expense. It is estimated that in 2002 the total of these expenditures will be approximately $.6 million.

     Neither Energy Group, Central Hudson nor CH Services and its competitive business subsidiaries are involved as defendants in any litigation, administrative proceedings, or investigations regarding environmental matters and, to the best of their knowledge, none are threatened against them, except with respect to the matters described in Note 10 under the subcaption "Environmental Matters."

EXECUTIVE OFFICERS

     All executive officers of Energy Group are elected or appointed annually by its Board of Directors. There are no family relationships existing among any of the executive officers of Energy Group or its subsidiaries. The names of the current executive officers of Energy Group, their positions held and business experience during the past five (5) years and ages (at December 31, 2001) are as follows:

                         Age at
   Executive            12/31/01                              Current and Prior Positions                             Date Commenced
------------------------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS OF ENERGY GROUP

Paul J. Ganci (1)          63      Chairman of the Board and Chief Executive Officer(a) (b) (c)                        November 2000
                                   Director, Chairman of the Board, President and Chief Executive Officer(a) (b) (c)   November 1999
                                   Director(a)                                                                         December 1996
                                   Chairman of the Board and Chief Executive Officer(a)                                April 1999
                                   President and Chief Executive Officer(a)                                            August 1998
                                   President and Chief Operating Officer(a)                                            December 1996

Allan R. Page(3)           54      President(c)                                                                        November 2000
                                   President and Chief Operating Officer(b)                                            December 1999
                                   Executive Vice President(c)                                                         November 1999
                                   Vice President(a)                                                                   November 1999
                                   Director(b)                                                                         November 1999
                                   Executive Vice President(a)                                                         April 1998
                                   Senior Vice President - Corporate Services(a)                                       December 1996
                                   Vice President - Corporate Services(a)                                              December 1996

Carl E. Meyer(2)           54      Director(a)                                                                         December 1999
                                   Executive Vice President(c)                                                         November 1999
                                   President and Chief Operating Officer(a)                                            April 1999
                                   Executive Vice President(a)                                                         April 1998
                                   Senior Vice President - Customer Services(a)                                        December 1996

                         Age at
   Executive            12/31/01                              Current and Prior Positions                             Date Commenced
------------------------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS OF ENERGY GROUP (Cont'd)

Arthur R. Upright(2)       58      Director(a)                                                                         December 1999
                                   Director(b)                                                                         November 1999
                                   Senior Vice President(a) (c)                                                        November 1999
                                   Senior Vice President - Regulatory Affairs, Financial Planning & Accounting(a)      November 1998
                                   Assistant Vice President - Cost & Rate/ Financial Planning(a)                       December 1996

Steven V. Lant(1)          44      Chief Financial Officer(a) (b) (c) (d)                                              June 2001
                                   Director(a) (b)                                                                     December 1999
                                   Chief Financial Officer and Treasurer(a) (b)                                        November 1999
                                   Chief Financial Officer, Treasurer and Corporate Secretary(a)                       November 1998
                                   Treasurer and Assistant Corporate Secretary(a)                                      December 1996

Donna S. Doyle(2)          53      Vice President - Accounting and Controller(a) (c)                                   November 1999
                                   Controller(a)                                                                       December 1996

Denise D. VanBuren(2)      40      Vice President - Corporate Communications and Community Relations(a) (c)            November 2000
                                   Assistant Vice President - Corporate Communications(a)                              November 1999
                                   Manager - Corporate Communications(a)                                               October 1998
                                   Director - Media Relations(a)                                                       December 1996

Gladys L. Cooper(1)        50      Corporate Secretary(a) (b) (c)                                                      July 2000
                                   Corporate Secretary and Assistant Vice President - Governmental Relations(a) (b)    November 1999
                                   Assistant Vice President - Governmental Relations(a)                                December 1996

                         Age at
   Executive            12/31/01                              Current and Prior Positions                             Date Commenced
------------------------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS OF ENERGY GROUP (Cont'd)

Christopher M. Capone(1)   39      Treasurer(a) (b) (c)                                                                June 2001
                                   Assistant Treasurer - Investor Relations(a) (c)                                     March 2000
                                   Vice President/Division Head, Personal Fixed Income Division, Bank of New York      December 1996


(1)  Executive is an officer of Energy Group, Central Hudson and CH Services

(2)  Executive is an officer of Energy Group and Central Hudson

(3)  Executive is an officer of Energy Group and CH Services

(a)  For Central Hudson

(b)  For CH Services

(c)  For Energy Group

(d) Effective February 1, 2002, Mr. Lant was appointed Chief Operating Officer of Energy Group.

     ITEM 2 - PROPERTIES
     -------------------

     Energy Group has no significant properties other than those of Central Hudson and the competitive business subsidiaries of CH Services.

CENTRAL HUDSON

     ELECTRIC: The net capability of Central Hudson's electric generating plants as of December 31, 2001, the net output of each plant for the year ended December 31, 2001, and the year each plant was placed in service or rehabilitated are as set forth below:

                                 Year Placed        MW*             2001 Unit
Electric                         In Service/    Net Capability      Net Output
Generating                        Rehabil-    (2001)  (2000-2001)  Megawatthour
Plant            Type of Fuel      itated     Summer    Winter        ("MWh")
--------------   ------------    -----------  ------    ------     ------------
Neversink**      Water              1953         21       22           49,827
Hydro Station

Dashville        Water              1920         5.5       4            6,575
Hydro Station

Sturgeon Pool    Water              1924         16       16           63,417
Hydro Station

High Falls       Water              1986          3        3            6,755
Hydro Station

Coxsackie Gas    Kerosene or        1969         19       24            2,068
Turbine ("GT")   Natural Gas

So. Cairo GT     Kerosene           1970         18       22            1,425

Groveville
Hydro St.        Water              2000         .8       .8              775
                                               ----     ----          -------
                             Total             83.3     91.8          130,842
                                               ====     ====          =======

* Reflects maximum one-hour net capability of Central Hudson's ownership of generation resources and, therefore, does not include firm purchases or sales.

** As provided for under contract, the ownership of the Neversink Hydro
   Station will be conveyed by Central Hudson to the New York City Board of Water Supply in December 2003.

     For a discussion of Central Hudson's sales of its ownership interests in the Roseton, Danskammer, and Nine Mile 2 Plants, see Note 1 under the subcaption "Jointly Owned Facilities," Note 2 under the caption "Sales of Principal Generating Facilities," and Note 3.

     Central Hudson has a contract with the Power Authority of the State of New York which entitles Central Hudson to 49 MW net capability from the Blenheim-Gilboa Pumped Storage Hydroelectric Plant through June 30, 2002.

     Central Hudson owns 86 substations having an aggregate transformer capacity of 4.1 million kilovolt amps. The transmission system consists of 588 pole miles of line and the distribution system of 7,385 pole miles of overhead lines and 934 trench miles of underground lines.

     LOAD AND CAPACITY: Central Hudson's maximum one-hour demand within its own territory, for the year ended December 31, 2001, occurred on August 9, 2001, and amounted to 1,049 MW. Central Hudson's maximum one-hour demand within its own territory, for that part of the 2001-2002 winter capability period, through January 17, 2002, occurred on December 27, 2001 and amounted to 815 MW.

     As a result of the sales of Central Hudson's interests in the Roseton, Danskammer and Nine Mile 2 Plants, Central Hudson no longer owns sufficient capacity to serve the peak demands of its transmission and distribution customers and needs to rely on purchased capacity from third-party providers to meet these demands. To partially supply its full service customers, Central Hudson entered into a transition power agreement with another Dynegy affiliate for a period from January 30, 2001, to, and including, October 31, 2003, subject to a one-year extension option at the election of Central Hudson, to provide for the purchase of energy and capacity from that affiliate. This contract is "financially firm" in that the Dynegy affiliate is required to supply power under the terms of the contract regardless of the operational status of the Danskammer and Roseton Plants. Central Hudson has also entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant for a ten-year period. That contract is "unit contingent" in that Constellation is only required to supply power if the Nine Mile 2 Plant is operating. In the case of both contracts, the energy will be purchased at defined prices which escalate over the lives of the contracts.

     See Note 2 under the caption "FERC Restructuring and Independent System Operator" for information regarding the NYS ISO and the New York State Reliability Council ("Reliability Council"), which coordinate reliability and operation of New York State's bulk power transmission systems.

     The following table sets forth the amounts of any excess capacity of Central Hudson by summer and winter capability periods for 2002 and 2003:

                        Forecasted    UCAP
                          Peak -     Reqmts.    Available        Excess of
                          Total     for Peak      UCAP           UCAP Over
                         Delivery     Loads     Capacity          NYS ISO
           Capability   Rqts. (MW)    (MW)        (MW)          Requirements
             Period         (1)      (2) (3)     (4) (5)    (MW)(3)   Percent(3)
           ----------   ----------  --------    --------    --------------------

2002       Summer           985        1062        1105        43        4.0
2002-2003  Winter           905        1062        1066         4         .3


(1) Total delivery requirements include requirements for both full service (delivery and energy) and retail access (delivery only) customers.

(2) Unforced capacity ("UCAP") is generation capacity adjusted for forced outages. Summer period UCAP requirements carry over to the following winter period.

(3)  Based on full service requirements.

(4) Owned capacity of 100 MW plus firm contract capacity of 1005 MW as of January 31, 2002 for the summer 2002 period.

(5) Owned capacity of 107 MW plus firm contract capacity of 959 MW as of January 31, 2002 for the winter 2002-2003 period.


     GAS: Central Hudson's gas system consists of 161 miles of transmission pipelines and 1,026 miles of distribution pipelines.

     For the year ended December 31, 2001, the total amount of gas purchased by Central Hudson from all sources was 11,494,252 thousand cubic feet ("Mcf.").

     Central Hudson also owns two propane-air mixing facilities for emergency and peak shaving purposes located in Poughkeepsie and Newburgh, New York. Each facility has the capability of supplying 8,000 Mcf. per day with propane storage capability adequate to provide maximum facility sendout for up to three consecutive days.

     The peak daily demand for natural gas by Central Hudson's customers for the year ended December 31, 2001 occurred on January 2, 2001, and amounted to 92,028 Mcf. Central Hudson's firm peak-day gas capability in 2001 was 124,491 Mcf. The peak daily demand for natural gas by Central Hudson's customers for that part of the 2001-2002 heating season through January 14, 2002, occurred on January 7, 2002, and amounted to 81,261 Mcf.

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

     The PSC has authorized New York State gas distribution utilities to transport customer-owned gas through their facilities upon request of a customer for a specified transportation charge. Currently, interstate pipeline transmission companies are located in certain areas where Central Hudson provides retail gas service (the Towns of Carmel, Pleasant Valley, Coxsackie, and LaGrange in New York State).

     OTHER CENTRAL HUDSON MATTERS: All of Central Hudson's generating plants and important property units are held by it in fee simple, except (1) certain rights-of-way, and (2) a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to rights-of-way and easements which do not interfere with operations. In the case of certain distribution lines, Central Hudson owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone companies. Certain electric and gas transmission facilities owned by others are used by Central Hudson under long-term contractual arrangements.

     All of the physical properties of Central Hudson, other than property such as material and supplies and Central Hudson franchises, are, from time to time, subject to liens for current taxes and assessments which Central Hudson pays regularly as and when due.

     During the three-year period ended December 31, 2001, Central Hudson made gross property additions of $174.7 million and property retirements and adjustments of $820.0 million, resulting in a net decrease (including Construction Work in Progress or "CWIP") in utility plant of $645.3 million, or 41.3%.

CH SERVICES

     For a description of the material properties owned by CH Services and its competitive business subsidiaries, see Item 1 under the caption "Subsidiaries of Energy Group - CH Services" and the caption "Acquisitions" in Note 1.

     ITEM 3 - LEGAL PROCEEDINGS
     --------------------------

WAPPINGERS FALLS MATTER

     On February 12, 1994, two fires destroyed a residence and a nearby commercial facility in the Village of Wappingers Falls, New York. Lawsuits arising out of this incident included one commenced by John DeLorenzo in August 1994 and another commenced by Cengiz Ceng in March 1995. These lawsuits were brought in the New York Supreme Court, County of Dutchess, against Central Hudson and the Village of Wappingers Falls, and the plaintiffs sought damages for personal injury and property damage. These suits were settled in November 2001 in amounts not material to Central Hudson. Confidentiality Agreements and Stipulations of Settlement with regard to each suit were filed with the Court in December 2001.

OTHER

     For a discussion of certain other legal proceedings and certain administrative matters involving Central Hudson, see Note 10, which other legal proceedings discussion is incorporated herein by reference.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

     ITEM 5 - MARKET FOR ENERGY GROUP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     For information regarding the market for Energy Group's Common Stock and related stockholder matters, see Item 7 under the captions "Capital Resources and Liquidity - Financing Program of Energy Group and Its Subsidiaries" and "Common Stock Dividends and Price Ranges" and Note 6.

     Under applicable statutes and their respective Certificates of Incorporation, Energy Group may pay dividends on shares of its Common Stock, and Central Hudson may pay dividends on its Common Stock and its Preferred Stock, only out of surplus.

     ITEM 6 - SELECTED FINANCIAL DATA OF ENERGY GROUP AND ITS SUBSIDIARIES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA*, (ENERGY GROUP)
(In Thousands)

                                         2001       2000        1999**       1998**       1997
                                       -------    --------     --------     --------    --------
Operating Revenues
  Electric ........................   $428,416    $531,820     $427,809     $418,507    $416,429
  Gas .............................    110,717     107,039       94,131       84,962     103,848
  Unregulated Subsidiary ..........    189,298     111,027       45,157        9,097          --
                                      --------    --------     --------     --------    --------
       Total ......................    728,431     749,886      567,097      512,566     520,277
                                      --------    --------     --------     --------    --------
Operating Expenses
  Operations ......................    573,669     528,590      356,052      302,639     312,288
  Depreciation and amortization ...     35,637      51,453       48,246       45,796      43,864
  Taxes other than income tax .....     50,402      54,151       64,510       63,591      64,879
  Federal/State income tax ........     21,043      37,229       27,772       30,108      29,190
                                      --------    --------     --------     --------    --------
    Total .........................    680,751     671,423      496,580      442,134     450,221
                                      --------    --------     --------     --------    --------
Operating Income ..................     47,680      78,463       70,517       70,432      70,056
                                      --------    --------     --------     --------    --------
Other Income
  Allowance for equity funds
    used during construction ......        429          --           --          585         387
  Federal/State income tax ........     24,381        (986)        (371)       1,149       2,953
  Other - net .....................     11,100      10,626       12,051        8,360       8,079
                                      --------    --------     --------     --------    --------
    Total .........................     35,910       9,640       11,680       10,094      11,419
                                      --------    --------     --------     --------    --------
Income before Interest Charges ....     83,590      88,103       82,197       80,526      81,475
Interest Charges ..................     29,525      33,900       30,394       27,982      26,389
Preferred Stock Dividends
  of Central Hudson ...............      3,230       3,230        3,230        3,230       3,230
                                      --------    --------     --------     --------    --------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA*, (ENERGY GROUP CONT'D)
(In Thousands)

                                                 2001          2000         1999**         1998**        1997
                                              ----------    ----------    ----------     ----------    ----------
Net Income ...............................    $   50,835    $   50,973    $   48,573     $   49,314    $   51,856
Dividends Declared on Common Stock .......        35,342        35,945        36,422         36,567        37,137
                                              ----------    ----------    ----------     ----------    ----------
Amount Retained in the Business ..........        15,493        15,028        12,151         12,747        14,719
Common Stock Retirement ..................            --            --       (12,642)            --            --
Retained Earnings - beginning of year ....       147,824       132,796       133,287        120,540       105,821
                                              ----------    ----------    ----------     ----------    ----------
Retained Earnings - end of year ..........    $  163,317    $  147,824    $  132,796     $  133,287    $  120,540
                                              ==========    ==========    ==========     ==========    ==========

Common Stock
  Average shares outstanding (000s) ......        16,362        16,716        16,862         17,034        17,435
  Earnings per share on average shares
    outstanding (basic and diluted) ......         $3.11         $3.05         $2.88          $2.90         $2.97
  Dividends declared per share ...........         $2.16         $2.16         $2.16         $2.155        $2.135
  Book value per share (at year-end) .....        $30.33        $29.38        $28.80         $28.00        $27.61

Total Assets .............................    $1,188,642    $1,530,973    $1,335,899     $1,316,038    $1,252,090
Long-term Debt ...........................       216,124       320,369       335,451        356,918       361,829
Cumulative Preferred Stock ...............        56,030        56,030        56,030         56,030        56,030
Common Equity ............................       496,309       480,742       484,406        472,180       477,104

* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K Annual Report.

** Holding company was formed November 1999; years 1999 and 1998 were restated to reflect fully consolidated results for comparative purposes.

     SELECTED FINANCIAL DATA OF CENTRAL HUDSON
     -----------------------------------------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (In Thousands)

                                         2001           2000           1999           1998          1997
                                      ----------     ----------     ----------     ----------    ----------
Operating Revenues
  Electric ........................   $  428,416     $  531,820     $  427,809     $  418,507    $  416,429
  Gas .............................      110,717        107,039         94,131         84,962       103,848
                                      ----------     ----------     ----------     ----------    ----------
     Total ........................      539,133        638,859        521,940        503,469       520,277
                                      ----------     ----------     ----------     ----------    ----------
Operating Expenses
  Operations ......................      395,072        425,319        312,277        293,376       312,288
  Depreciation and amortization ...       26,813         47,914         46,913         45,560        43,864
  Taxes, other than income tax ....       50,170         53,993         63,986         63,458        64,879
  Federal/State income tax ........       17,743         36,374         27,852         29,775        29,190
                                      ----------     ----------     ----------     ----------    ----------
     Total ........................      489,798        563,600        451,028        432,169       450,221
                                      ----------     ----------     ----------     ----------    ----------

Operating Income ..................       49,335         75,259         70,912         71,300        70,056
                                      ----------     ----------     ----------     ----------    ----------

Other Income
  Allowance for equity funds
   used during construction .......          429             --             --            585           387
  Federal/State income tax ........       25,380           (776)          (292)         1,148         2,953
  Other - net .....................       (2,458)         8,960         10,875          6,865         8,079
                                      ----------     ----------     ----------     ----------    ----------
     Total ........................       23,351          8,184         10,583          8,598        11,419
                                      ----------     ----------     ----------     ----------    ----------

Income before Interest Charges ....       72,686         83,443         81,495         79,898        81,475
Interest Charges ..................       28,508         30,848         29,614         27,354        26,389
                                      ----------     ----------     ----------     ----------    ----------

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA*, (CENTRAL HUDSON CONT'D)
(In Thousands)

                                                           2001           2000           1999           1998          1997
                                                        ----------     ----------     ----------     ----------    ----------
Net Income ..........................................   $   44,178     $   52,595     $   51,881     $   52,544    $   55,086

Dividends Declared on Cumulative Pref. Stock ........        3,230          3,230          3,230          3,230         3,230
                                                        ----------     ----------     ----------     ----------    ----------

Income Available for Common Stock ...................       40,948         49,365         48,651         49,314        51,856
Dividend Declared on Common Stock ...................           --             --         27,317         36,567        37,137
Dividends Declared to Parent-Energy Group ...........      145,642         27,600          7,000             --            --
                                                        ----------     ----------     ----------     ----------    ----------
Amount Retained in the Business .....................     (104,694)        21,765         14,334         12,747        14,719
Reverse Equity Transfer .............................           --         26,000             --             --            --
Common Stock Retirement .............................           --             --        (12,642)            --            --
Transfer of Business Subsidiaries to Energy Group ...           --         (2,500)       (65,698)            --            --
Transfer of Property to Energy Group ................          (75)            --             --             --            --
Retained Earnings - beginning of year ...............      114,546         69,281        133,287        120,540       105,821
                                                        ----------     ----------     ----------     ----------    ----------
Retained Earnings - end of year .....................   $    9,777     $  114,546     $   69,281     $  133,287    $  120,540
                                                        ==========     ==========     ==========     ==========    ==========

Total Assets ........................................   $  905,253     $1,332,298     $1,259,390     $1,316,038    $1,252,090
Long-term Debt ......................................      215,874        320,370        335,451        356,918       361,829
Cumulative Preferred Stock ..........................       56,030         56,030         56,030         56,030        56,030
Common Equity .......................................      263,277        466,230        420,891        472,180       477,104


* This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K Annual Report.

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following is Management's assessment of certain significant factors affecting the financial condition and operating results of Energy Group and its subsidiaries over the past three years. The Consolidated Financial Statements and the Notes thereto contain additional data. For the twelve months ended December 31, 2001, 59% of Energy Group's operating revenues were derived from Central Hudson's electric service, 15% from Central Hudson's natural gas service, and 26% from unregulated businesses.

COMPETITION/DEREGULATION

HOLDING COMPANY RESTRUCTURING

     Energy Group is the holding company parent corporation of Central Hudson and CH Services and its competitive business subsidiaries, as described under the caption "Subsidiaries of Energy Group" in Item 1. Energy Group's operations are conducted through Central Hudson and the competitive business subsidiaries. Energy Group common stock trades on the New York Stock Exchange under the symbol "CHG."

     The holding company structure was instituted to permit quick response to changes in the evolving competitive energy industry. The structure permits the use of financing techniques that are better suited to the particular requirements, characteristics and risks of competitive operations without affecting the capital structure or creditworthiness of Energy Group's regulated subsidiary, Central Hudson. This increases Energy Group's financial flexibility by allowing it to establish different capital structures for each of its individual lines of business.

REFOCUSING OF CH SERVICES' BUSINESS PLAN

     During 2002, CH Services intends to refocus its lines of business by divesting its CH Resources subsidiary and also assessing the possible discontinuation of certain activities conducted by its CHEC subsidiary; namely, cogeneration partnerships, energy efficiency projects and its limited partnership interest in the Nth Power - Fund II. The divestiture of CH Resources is expected to result in a net gain. Energy Group is unable to predict the net effect of discontinuing the activities noted above.

     The purpose of the steps described above is to discontinue operations which have resulted in lower than expected returns and increase focus on the energy distribution activities carried out through CH Services' subsidiaries, Griffith and SCASCO. It is the intent in 2002 to continue to expand these two subsidiaries through acquisitions, depending on performance and opportunities available.

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

     For a discussion of the Agreement approved by the PSC in its Competitive Opportunities Proceeding and a discussion of the impact of the Agreement on Energy Group's accounting policies, see the caption "Competitive Opportunities Proceeding Settlement Agreement" in Note 2.

PROCEEDS FROM SALES OF PRINCIPAL GENERATING FACILITIES

     On January 30, 2001, Central Hudson received cash proceeds of $713 million from the sale of the Danskammer Plant and its interest in the Roseton Plant to Dynegy. On November 7, 2001, Central Hudson received cash proceeds of $28.4 million as part of the consideration for selling its interest in the Nine Mile 2 Plant to an affiliate of Constellation. Additional cash proceeds of $37.8 million of principal and interest at the rate of 11% under a five year promissory note will be received from Constellation. For information on the proposed disposition of the proceeds from these sales, see Note 7 under the caption "Use of Proceeds from Sales of Principal Generating Facilities."

FERC RESTRUCTURING AND INDEPENDENT SYSTEM OPERATOR

     For information with respect to the NYS ISO, the Reliability Council and FERC rulings relating to electric restructuring, see the caption "FERC Restructuring and Independent System Operator" of Note 2.

RATE PROCEEDINGS - ELECTRIC AND GAS

     For information regarding Central Hudson's most recent electric and gas rate restructuring request and the Order of the PSC issued in that proceeding, see Note 2 under the caption "Rate Proceedings - Electric and Gas."

CAPITAL RESOURCES AND LIQUIDITY

CONSTRUCTION PROGRAM - CENTRAL HUDSON

     As shown in the Consolidated Statement of Cash Flows, the cash expenditures related to Central Hudson's construction program amounted to $60.5 million in 2001, a $1.8 million increase from the $58.7 million expended in 2000. Cash construction expenditures for 2002 are estimated to be $54.3 million, a decrease of $6.2 million compared to 2001 expenditures.

     Central Hudson's estimates of construction expenditures, internal funds available, mandatory and optional redemption or repurchase of long-term securities, and working capital requirements for 2002 are set forth in the following table:

                                                                       2002
                                                                  (In Thousands)

Construction Expenditures*
  Cash Construction Expenditures ..................................  $54,300

Internal Funds Available ..........................................   43,200
                                                                     -------

Balance of Construction Requirements to be Financed ...............   11,100
                                                                     -------

Dividend to Parent - Energy Group .................................   32,000
                                                                     -------

    Total Cash Requirements .......................................  $43,100
                                                                     =======

* Excluding the equity portion of Allowance for Funds Used During Construction ("AFDC"), a noncash item.

     Estimates of construction expenditures are subject to continuous review and adjustment, and actual expenditures may vary from estimates. These construction expenditures include capitalized overheads and the debt portion of AFDC.

     It is presently estimated that funds available from internal sources will finance 79.6% of Central Hudson's cash construction expenditures in 2002. During this same period, total external financing of construction expenditure requirements of Central Hudson are projected to amount to $11.1 million.

     Internal funds available to fund construction expenditures are less than in past years because of the reduction in depreciation which occurred due to the sales of Central Hudson's interests in the Roseton, Danskammer and Nine Mile 2 Plants, and the payment of dividends by Central Hudson to Energy Group.

     Following changes to its capital structure through the disbursement of funds described in Note 7, Central Hudson may issue securities from time to time as needed to fund its working capital requirements and construction budget.

     In 2002, Central Hudson expects to satisfy its external funding requirements, either through short-term borrowings or issuances of Medium-Term Notes.

CAPITAL STRUCTURE

     Under the terms of the recent order of the PSC in Central Hudson's rate restructuring proceeding (more fully described in Note 2 under the caption "Rate Proceedings - Electric and Gas"), Central Hudson's common equity ratio will be capped, for purposes of the allowed base return on equity ("ROE"), at 47% for the twelve months ending June 30, 2002 and at 46% and 45%, respectively, for the two subsequent twelve-month periods. It is expected that the capital structure of Central Hudson will allow it to maintain a strong investment grade rating for the next few years. Central Hudson's senior debt ratings are "A2" by Moody's Investors Service and "A" by Standard and Poor's Corporation and Fitch, Duff & Phelps Credit Rating Company.

     As described under the caption "Use of Proceeds from Sales of Principal Generating Facilities" in Note 7, a portion of the proceeds from the sales of the Roseton, Danskammer and Nine Mile 2 Plants was used to redeem a portion of Energy Group's existing debt, and other redemptions may be considered.

     Energy Group's capital structure is set forth below at the end of 2001, 2000 and 1999:

                                       YEAR-END CAPITAL STRUCTURE
                                    --------------------------------
                                     2001         2000         1999
                                    ------       ------       ------
Long-term debt ..................     30.0%        35.3%        38.6%
Short-term debt .................       --         15.2          5.2
Preferred stock .................      7.1          5.2          5.8
Common equity ...................     62.9         44.3         50.4
                                    ------       ------       ------
                                     100.0%       100.0%       100.0%
                                    ======       ======       ======

     Central Hudson's capital structure is set forth below at the end of 2001, 2000 and 1999:

                                       YEAR-END CAPITAL STRUCTURE
                                    --------------------------------
                                     2001         2000         1999
                                    ------       ------       ------
Long-term debt ..................     42.5%        41.2%        41.3%
Short-term debt .................       --          2.7          5.6
Preferred stock .................     10.1          6.0          6.2
Common equity ...................     47.4         50.1         46.9
                                    ------       ------       ------
                                     100.0%       100.0%       100.0%
                                    ======       ======       ======

     CH Services' capital structure is set forth below at the end of 2001, 2000 and 1999:

                                       YEAR-END CAPITAL STRUCTURE*
                                    --------------------------------
                                     2001         2000         1999
                                    ------       ------       ------
Long-term debt ..................     50.5%        73.6%         1.5%
Short-term debt .................       --           --           --
Preferred stock .................       --           --           --
Common equity ...................     49.5         26.4         98.5
                                    ------       ------       ------
                                     100.0%       100.0%       100.0%
                                    ======       ======       ======

* Based on stand-alone financial statements and includes intercompany balances which are eliminated in Consolidation.

FINANCING PROGRAM OF ENERGY GROUP AND ITS SUBSIDIARIES

     Energy Group's Stock Purchase Plan, which can be either an original issue plan or an open market purchase plan, is currently an open market purchase plan.

     In 2001, Energy Group reestablished a stock repurchase program of up to 500,000 shares; however, no repurchases of Common Stock were made under that program. The amount of stock to be repurchased in 2002 will be determined as conditions warrant.

     On June 30, 2001, PSC authorization for Central Hudson's Medium-Term Note (Series C) Program expired. Central Hudson has received authority from the PSC to issue up to $100 million of unsecured Medium-Term Notes during the three years ending June 30, 2004. Central Hudson expects to establish a new Series D Medium-Term Note Program in 2002.

     For more information with respect to the financing program in general, see the captions in Note 6 and Note 7.

     The competitive business subsidiaries funded their acquisitions in 2001 through funds received from Energy Group after a dividend was paid to Energy Group by Central Hudson from a portion of its proceeds from the sales of the fossil generating plants.

SHORT-TERM DEBT

     Energy Group's revolving credit agreement with several commercial banks for borrowing up to $170 million expired on December 4, 2001. Energy Group has determined that it has sufficient cash reserves to fund its cash requirements and determined not to renew this facility. Consideration to establish a new revolving credit facility will be given as conditions warrant.

     As more fully discussed in Note 5, in October, 2001, Central Hudson, pursuant to authority from the PSC, entered into a $75 million revolving credit facility to replace its existing $50 million revolving credit facility. In addition, Central Hudson maintains confirmed lines of credit totaling $1.5 million with regional banks. These agreements give Central Hudson competitive options to minimize its cost of short-term borrowing. Authorization from the PSC limits the amount Central Hudson may have outstanding at any time under all of its short-term borrowing arrangements to $77 million in the aggregate, which authorization expires on June 30, 2004.

     As of December 31, 2001, CH Services also has short-term lines of credit totaling $12.5 million.

RESULTS OF OPERATIONS

     The following discussion and analyses include explanations of the significant changes in revenues and expenses when comparing the 2000 and 2001 results of Energy Group and when comparing the 2000 and 1999 results of Central Hudson to the 2001 results of Central Hudson. Additional information relating to changes between these years is provided in the Notes hereto.

EARNINGS

     Earnings per share of Energy Group's Common Stock are shown after provision for dividends on preferred stock and are computed on the basis of the average number of common shares outstanding during the year. The number of shares of such Common Stock, the earnings per share and the rate of return earned on average common equity are as follows:

                                                2001         2000         1999
                                               ------       ------       ------
Average shares outstanding (000s) ........     16,362       16,716       16,862
Earnings per share (basic and diluted) ...     $ 3.11       $ 3.05       $ 2.88
Return earned on common equity
  per financial statements ...............      10.4%        10.4%        10.0%

     Earnings per share in 2001 (basic and diluted), when compared to 2000 (basic and diluted), increased $.06 per share. This increase resulted substantially from an increase in Central Hudson's electric net operating revenues (net of cost of fuel, purchased electricity and revenue taxes) due primarily to a 4% increase in own territory sales to residential and commercial customers. This increase in sales for the year results from an increase in the average number of customers and warmer weather during the summer months. The number of cooling degree days in 2001 was 22% higher than 2000 and 5% above normal. The increase in Central Hudson's net operating revenues was partially offset by a reduction in profits, permitted by the PSC to be retained from sales of electricity to other utilities and marketers due to the termination of this regulatory incentive effective in early 2001. Also contributing to the increase was an increase in Central Hudson's gas net operating revenues (net of the cost of gas and revenue taxes) primarily due to an increase in residential and commercial space heating sales, and an increase in the average number of customers. Earnings were also favorably impacted by Energy Group's favorable annualization effect on 2001 of the common stock repurchase program in 2000 and due to the recognition of an unrealized gain by Energy Group on a weather derivative contract. Other items which favorably impacted Central Hudson's earnings were the net effect of various items including cost of capital, income taxes, and Central Hudson's operating expenses.

     Partially offsetting these increases was the net effect on Central Hudson of regulatory actions in 2001 associated with the sales of Central Hudson's interests in its fossil generating plants and the Nine Mile 2 Plant, such as, reduction in rate base related to these generating Plants, the after tax contribution to Central Hudson's Customer Benefit Fund, described in Note 2 under the caption "Summary of Regulatory Assets and Liabilities - Customer Benefit Fund," recognition of tax benefits related to the sale of these Plants and recognition of net income for shareholders under a prior regulatory agreement. Also contributing to the decrease was a reduction in earnings from the Energy Group's unregulated subsidiary, CH Services, due primarily to losses incurred by CH Resources' generating plants resulting from reduced margins attributable to volatile gas prices and lower than expected power prices. The effect of milder weather also depressed sales of CH Services' oil distribution subsidiaries. This reduction in earnings was partially offset by the recording of unrealized gains by CH Services related to weather derivative contracts entered into as hedges against variations in heating degree days.

     Earnings per share in 2000 (basic and diluted), when compared to 1999 (basic and diluted), increased $.17 per share. This increase resulted substantially from an increase in Central Hudson's electric net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes). The increase, despite a drop in cooling degree days, was due primarily to increases in electric sales to own-territory commercial and industrial customers and an increase in the profits retained from sales of electricity to other utilities and marketers. Commercial sales increased due primarily to an increase in the number of customers while the increase in industrial sales resulted from increased usage by existing customers. Actual cooling degree days in 2000 were 35% lower than 1999 and 13% lower than normal. An increase in non-recoverable fuel costs related to Central Hudson's fuel cost incentive partially offset the total increase to electric net revenues. Also contributing to the increase in earnings per share in 2000 was an increase in earnings from operations of CH Services due primarily to the acquisition of Griffith in November 2000 and the increase in Central Hudson's gas net operating revenues (net of the cost of gas and revenue taxes), largely due to an overall increase in own territory sales. Increases in residential and commercial gas sales in 2000 reflected increased heating sales due to increased heating degree days. Actual heating degree days approximated normal for 2000 and were 10% higher than in 1999. Earnings per share for 2000 were also favorably impacted by Energy Group's common stock repurchase of 500,000 shares during 2000.

     The increases in revenues in 2000 were partially offset by an increase in operation and maintenance costs incurred by Central Hudson. That increase reflected increases in the cost of normal storm restoration efforts, gas site remediation, routine and scheduled generating plant maintenance, maintenance of gas mains and workers compensation insurance. The increase in workers compensation insurance was due to the elimination of substantial dividends received by Central Hudson in 1999. Other items impacting earnings unfavorably were non-recurring items, primarily the effect of income recorded in 1999 related to the sale of Energy Group's former New York Stock Exchange symbol; increased depreciation on Central Hudson's utility plant and equipment; and, the net effect of various other items, including increases in taxes other than income taxes and the cost of capital.

     Energy Group has established a projection for earnings in calendar year 2002 of $2.70 to $2.85 per share. This projected level, which is below the actual 2001 level of $3.11 per share, reflects the expected decrease in earnings of Central Hudson due to the removal of the Roseton, Danskammer and Nine Mile 2 Plants from Central Hudson's rate base. This decrease in Central Hudson earnings is expected to be partially offset by increased earnings from CH Services.

OPERATING REVENUES

        Total operating revenues of Energy Group decreased $21.5 million (3%) in 2001, as compared to 2000, and increased $182.8 million (32%) in 2000, as compared to 1999.

        See the table below for details of the variations:

                                                             INCREASE OR (DECREASE) FROM PRIOR YEAR
                                 --------------------------------------------------------------------------------------------
                                                      2001                                            2000
                                 --------------------------------------------    --------------------------------------------
                                  ELECTRIC       GAS       OTHER      TOTAL       ELECTRIC       GAS       OTHER     TOTAL
                                 ---------    --------    -------   ---------    ---------    --------    -------   ---------
                                                                      (In Thousands)
Operating Revenues
  Customer sales .............   $(211,330)   $(13,914)   $    --   $(225,244)   $   5,058    $  2,731    $    --   $   7,789
  Sales to other utilities ...     (54,423)     (4,106)        --     (58,529)      38,803       4,873         --      43,676
  Fuel cost adjustment .......     165,580      20,694         --     186,274       44,567       5,061         --      49,628
  Deferred revenues ..........      (3,399)      1,316         --      (2,083)      16,985         819         --      17,804
  Miscellaneous ..............         168        (312)        --        (144)      (1,402)       (576)        --      (1,978)
                                 ---------    --------    -------   ---------    ---------    --------    -------   ---------
      Subtotal ...............    (103,404)      3,678         --     (99,726)     104,011      12,908         --     116,919
                                 ---------    --------    -------   ---------    ---------    --------    -------   ---------
Competitive business
  subsidiary sales ...........          --          --     78,271      78,271           --          --     65,870      65,870
                                 ---------    --------    -------   ---------    ---------    --------    -------   ---------
       Total .................   $(103,404)   $  3,678    $78,271   $ (21,455)   $ 104,011    $ 12,908    $65,870   $ 182,789
                                 =========    ========    =======   =========    =========    ========    =======   =========

SALES - CENTRAL HUDSON

     Central Hudson's sales vary seasonally in response to weather and electric revenues peak in the summer while gas revenues peak in the winter.

     Utility sales of electricity within Central Hudson's service territory, plus delivery of electricity supplied by others, increased 4% in 2001 compared to 2000. Sales to residential and commercial customers increased 6% and 5%, respectively, with sales to industrial customers remaining unchanged. The increase in sales is due primarily to an increase in the average number of residential and commercial customers and increased usage due to warmer than normal weather. Cooling degree days in 2001 were 22% higher than 2000 and 5% above normal. Electric sales increased 1% in 2000 versus 1999. The slight improvement in sales, despite the 35% decrease in the number of cooling degree days, was due primarily to an increase in the average number of customers.

     Utility sales of firm natural gas within Central Hudson's service territory, plus transportation of gas supplied by others, decreased by 1% from 2000 to 2001; however, sales to residential and commercial customers each increased 3%. The increase in sales for these higher volume customers results primarily from an increase in the average number of customers. Industrial sales decreased 8% and interruptible sales decreased 4% as compared to last year due to a decrease in usage. Sales of firm natural gas increased 9% from 1999 to 2000, resulting, in part, from a 5% increase in heating degree days due to colder weather experienced in 2000.

     Changes in sales from the prior year by major customer classification, including interruptible gas sales are set forth below. Also included are the changes related to energy delivery service.

                                    % INCREASE (DECREASE) FROM PRIOR YEAR
                                ----------------------------------------------
                                  ELECTRIC (MWh)                 GAS (Mcf)
                                ------------------           -----------------
                                2001          2000           2001         2000
                                ----          ----           ----         ----
Residential ..............        6            --              3            7
Commercial ...............        5             2              3            9
Industrial ...............       --             2             (8)           5
Interruptible ............      N/A           N/A             (4)         (34)

     Due to sharing arrangements that are in place for interruptible gas sales and interruptible transportation of customer-owned gas, as described in the caption "Incentive Arrangements" below, variations in these sales from year to year typically have a minimal impact on earnings.

INCENTIVE ARRANGEMENTS

     Under certain incentive formulas approved by the PSC, Central Hudson either shares with its customers certain revenues and/or cost savings exceeding defined predetermined levels, or is penalized in some cases for shortfalls from the targeted levels or defined performance standards.

     Incentive formulas were in place for fuel cost variations and sales of electricity to other utilities through December 2000. Incentive formulas continue in place for interruptible gas sales, gas capacity release transactions and customer satisfaction, electric reliability and keeping customer appointments.

     See Note 2 under the caption "Rate Proceedings - Electric and Gas" for a description of new equity incentive and sharing formulas for Central Hudson approved by the PSC.

     The net results of these incentive formulas were to increase pretax earnings by $.2 million, $4.8 million and $2.3 million during 2001, 2000 and 1999, respectively.

SALES AND REVENUES - CH SERVICES

     Revenues for CH Services increased $78.3 million, from $111 million in 2000 to $189.3 million in 2001. Of the revenue increase in 2001, revenues from Griffith increased $81 million from $34 million in 2000 to $115 million in 2001, primarily due to the full year of ownership of Griffith, revenues from SCASCO increased $3.4 million, from $31.5 million in 2000 to $34.9 million in 2001 primarily due to a growth in sales resulting from additional acquisitions. Sales of wholesale energy of all three of CH Resources' generating plants' operations during 2001 decreased by $4.7 million, from $34.4 million in 2000 due to reduced wholesale electric prices in New York State.

     Revenues for CH Services increased $65.9 million from 1999 to 2000. Of the revenue increase in 2000, revenues from SCASCO increased $15.2 million primarily due to a growth in sales from additional acquisitions. Sales of wholesale energy of all three of CH Resources' generating plants' operation during 2000 increased by $15.6 million. Also included in the 2000 revenues are $34.0 million of revenues from Griffith, which was acquired in November 2000.

OPERATING EXPENSES

     The most significant elements of operating expenses are purchased electricity in Central Hudson's electric department and purchased natural gas in Central Hudson's gas department. Approximately 52% in 2001 and 42% in 2000 of every revenue dollar billed by Central Hudson's electric department was expended for the combined cost of fuel used in electric generation and purchased electricity. The corresponding figures in Central Hudson's gas department for the cost of purchased gas were 58% and 60%, respectively.

     In an effort to keep the cost of electricity at the lowest reasonable level, Central Hudson has negotiated multi-year purchased energy contracts ("Energy Contracts") with the new owners of the fossil and nuclear plants it divested in 2001. These purchases are supplemented by purchases from the NYS ISO. For information regarding the Energy Contracts, see Item 2 under the subcaption "Load and Capacity," Note 2 under the caption "Sales of Principal Generating Facilities" and Note 3.

     Total Central Hudson utility operating expenses decreased $73.8 million (13.1%) from 2000 to 2001. The reduction in these expenses largely reflects the effect of the sale of Central Hudson's interests in its fossil plants and in the Nine Mile 2 Plant.

     Fuel and purchased electricity for Central Hudson increased $917,000 (4%) in 2001 compared to 2000 due to an increase in sales to full service residential and commercial customers. In 2000, Central Hudson's utility fuel and purchased electricity increased $92 million (70%) due to the increase in electric sales, as well as sales of electricity for resale. The rise in costs reflected increasing fossil fuel prices and also the impact of changing market conditions brought about by the formation of the NYS ISO in November 1999.

     During 2001 Central Hudson purchased natural gas costs remained almost flat with a decrease of $461,000 (.7%), reflecting a reduction in the volume purchased and lower natural gas prices. In 2000, utility purchased natural gas costs increased $10.3 million (19%) due to higher firm and interruptible gas sales, including the use of natural gas as a boiler fuel.

     All other expenses of Central Hudson's utility operation decreased $74.3 million due to a reduction in depreciation and amortization, and taxes and other expenses resulting from the elimination of all operating costs associated with the fossil generating plants that were sold and the reduction in depreciation expense for Central Hudson's share of the Nine Mile 2 Plant, the remaining cost of which was recovered using sale proceeds.

     CH Services' operating expenses increased $80.0 million from $107.7 million in 2000 to $187.7 million in 2001, primarily due to fuel costs associated with CH Resources' generating plants and the cost of petroleum and natural gas for SCASCO and Griffith.

     Fuel costs for CH Resources decreased $1.1 million, from $20 million in 2000, to $19.5 million in 2001 due to decreased generation. Petroleum and natural gas costs increased by $50.8 million, from $46.9 million in 2000 to $97.7 million in 2001, due primarily to the full year of ownership of Griffith.

     CH Services' other expenses of operation, excluding energy supply costs, increased $30.5 million, including a $5.3 million increase in depreciation and amortization on related assets. The primary reasons for both the increase in energy supply costs and the increase in other expenses of operation are the full year ownership of Griffith, acquired in November 2000, and the additional acquisitions in 2001.

     In 2000, fuel costs for CH Resources increased $8.2 million and petroleum and natural gas costs for SCASCO and Griffith increased $35.0 million. All other expenses increased $19.0 million in 2000, due to the continued growth of CH Services through acquisitions.

     See Note 4 for an analysis and reconciliation of federal and state income taxes.

OTHER INCOME AND INTEREST CHARGES

     Energy Group's other income and deductions increased $26.3 million in 2001 as compared to 2000 resulting largely from the recognition of tax benefits related to the sales of Central Hudson's interests in its fossil-fueled and nuclear generating plants and the restoration of net income for Central Hudson shareholders under a prior regulatory agreement. The increase also reflects the recognition of unrealized gains related to weather derivative contracts entered into by Energy Group. Other income and deductions for Energy Group in 2000 decreased $2.0 million compared to 1999, primarily due to the non-operating income reported in 1999 from the sale of Energy Group's former New York Stock Exchange symbol.

     Total Central Hudson interest charges (excluding AFDC) decreased $4.8 million (14%) in 2001 primarily due to Central Hudson's redemption and repurchase of a number of its long-term debt obligations. This debt was eliminated using a portion of the proceeds from the sale of Central Hudson's interests in the fossil generating plants. Partially offsetting the decrease in interest charges are Central Hudson's carrying charges related to a number of regulatory obligations including the Customer Benefit Fund established in the electric rate proceeding concluded in October 2001 and referred to in Note 2 under the caption "Rate Proceedings - Electric and Gas." In 2000, Central Hudson's interest charges increased $3.9 million (13%) in 2000 because of an increase in financing activity.

     The following table sets forth some of the pertinent data on Energy Group's outstanding debt (unless noted otherwise, this debt related to Central Hudson):

                                               2001         2000         1999
                                             --------     --------     --------
                                                       (In Thousands)
Long-term debt:
  Debt retired ...........................   $147,630     $ 35,100     $ 25,818
  Outstanding at year-end:
    Amount (including current portion) ...    235,874      382,980      370,551
   Effective rate ........................       4.64%        6.54%        6.43%
Short-term debt:
  Average daily amount outstanding .......   $  1,922     $ 13,490     $ 10,274
  Weighted average interest rate .........       6.56%        6.55%        6.22%

     In 2001, Central Hudson redeemed, repurchased or defeased a significant percentage of its long-term debt and experienced a reduction in debt expense and effective rate.

     See Note 5 and Note 7 for additional information on short-term and long-term debt of Energy Group and/or Central Hudson.

NUCLEAR OPERATIONS

     NINE MILE 2 PLANT: For information regarding Central Hudson's sale of its 9% ownership interest in the Nine Mile 2 Plant on November 7, 2001, see Note 3.

     During 2001, Central Hudson's share of operating expenses, taxes and depreciation pertaining to the operation of the Nine Mile 2 Plant were included in Energy Group's financial results. In both 2001 and 2000, underruns in costs of operations and maintenance expenses for the Nine Mile 2 Plant, compared to the amount allowed in rates, were entirely deferred for the future benefit of customers. For further information regarding the Customer Benefit Fund, see Note 2.

     NUCLEAR DECOMMISSIONING: For nuclear decommissioning information relating to the Nine Mile 2 Plant, see Note 1 and Note 3.

OTHER MATTERS

     NEW ACCOUNTING STANDARDS: For information about market risk and activities relating to derivative financial instruments and other financial instruments, see Item 7A - "Quantitative and Qualitative Disclosure about Market Risk" and
Note 1 under the caption "New Accounting Standards and Other FASB Projects."

     SIGNIFICANT CHANGES - CONSOLIDATED BALANCE SHEETS: The sales of Central Hudson's interests in its fossil generating plants and the Nine Mile 2 Plant and regulatory actions related to the rate proceedings concluded in October 2001 are described in Note 2 under the captions "Sales of Principal Generating Facilities" and "Rate Proceedings - Electric and Gas," respectively. These actions resulted in significant changes with certain line item balances, as compared to the balances at December 31, 2000, in Energy Group's and Central Hudson's balance sheets. The sales of these interests reduced Net Utility Plant; increased Cash and Cash Equivalents, reduced Long-Term Debt due to the utilization of sale proceeds to redeem or repurchase a number of securities of Central Hudson and increased the Regulatory Liabilities balance due to the establishment of the Customer Benefit Fund with largely sale proceeds. In addition, Central Hudson's Retained Earnings balance was significantly reduced by the dividend paid and for additional unregulated investments to its parent, Energy Group, to meet tax obligations related to these sales. The balance in Regulatory Assets was reduced, in large measure, by the recovery of a number of balances at June 30, 2001 by offsetting them against Regulatory Liabilities balances, as authorized in the rate proceedings.

     The following chart presents selected Balance Sheet line items of Central Hudson to reflect the 2000 balances as if the sales of the generation facilities that occurred in 2001 had taken place as of December 31, 2000.

                                     December 31,         Generation    Proforma
                                  2001         2000       Adjustment      2000
                                --------    ----------    ----------    --------
Utility plant - electric        $584,831    $1,277,617    $(725,810)    $551,807
Nuclear fuel                          --        46,688      (46,688)          --
Accumulated depreciation         354,010       668,168     (373,128)     295,040
Nuclear fuel amortization             --        40,762      (40,762)          --
Construction work in progress     53,139        43,882       (4,219)      39,663
Other investments                  1,893        18,199      (16,621)       1,578
Fuel, materials and supplies      13,867        27,460      (15,201)      12,259
Regulatory assets                 35,094       155,230     (102,779)      52,451
Accumulated deferred Income Tax   20,199       194,448     (120,062)      74,386

FINANCIAL INDICES - ENERGY GROUP

     Selected financial indices for the last five years are set forth in the following table:

                                   2001     2000     1999*     1998*     1997**
                                   ----     ----     ----      ----      ----
Pretax coverage of total
  interest charges:
    Including AFDC ..............  2.66x    3.37x    3.59x     3.83x     3.94x
    Excluding AFDC ..............  2.46x    3.11x    3.30x     3.54x     3.69x
    Funds from Operations .......  3.99x    3.98x    4.34x     4.39x     5.18x

Pretax coverage of total
  interest charges and
  preferred stock dividends .....  2.41x    2.96x    3.09x     3.27x     3.37x

Percent of construction
  expenditures financed
  from internal funds ...........   100%     100%     100%      100%      100%

AFDC and Mirror CWIP(1) as
  a percentage of income
  available for common stock ....    12%      18%      19%       17%       13%

Effective tax rate(2) ...........    (7)%     41%      35%       35%       32%

(1) Refer to Note 2 under the caption "Summary of Regulatory Assets and Liabilities" and the subcaption "Deferred Finance Charges - Nine Mile 2 Plant" for a definition of Mirror CWIP.

(2) Refer to Note 4.

* Holding Company Restructuring became effective December 15, 1999, and 1999 and 1998 indices were restated to reflect fully consolidated results for comparative purposes.

**  Central Hudson only.

     The effective tax rate for 2001 consists of a (6.7)% effective rate for federal income taxes and a 0.1% effective rate for state income taxes. The negative effective tax rate in 2001 is primarily due to the recognition of Investment Tax Credits in the amount of $18.8 million upon the sale of Central Hudson's interests in its fossil and nuclear plants and $2.3 million of tax-exempt interest. The effective tax rate for 2000 consisted of a 36.6% rate for federal income taxes and a 4.8% effective rate for state income taxes. The effective tax rates for prior years are solely the effective tax rates for federal income tax. Prior to the year 2000 when the New York State law was changed, Central Hudson and other New York State utilities were not subject to an income-based state tax.

COMMON STOCK DIVIDENDS AND PRICE RANGES

     Energy Group and Central Hudson and its principal predecessors have paid dividends on common stock in each year commencing in 1903, which common stock has been listed on the New York Stock Exchange since 1945. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

                               2001                             2000
                  ----------------------------     -----------------------------
                   HIGH        LOW    DIVIDEND       HIGH       LOW     DIVIDEND
-                 ------     ------   --------     -------    -------   --------

1st Quarter       $45.88     $38.50     $.54        $33.125    $26.125    $.54
2nd Quarter        45.00      41.10      .54        35.125      28.75      .54
3rd Quarter        44.15      38.30      .54         41.00     31.875      .54
4th Quarter        43.97      39.77      .54        46.3125     37.25      .54


     In 2001, Energy Group maintained the quarterly dividend rate at $.54 per share. In making future dividend decisions, Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial and regulatory considerations.

     The Agreement contains certain dividend payment restrictions on Central Hudson, including limitations on the amount of dividends payable if Central Hudson's senior debt ratings were downgraded by more than one rating agency due to performance, or concerns about the financial condition of Energy Group or any Energy Group subsidiary other than Central Hudson. These limitations would result in a reduction of the average annual income available for dividends on a two-year rolling average basis as follows: (i) 75%, if the downgrade were below "BBB+," (ii) 50% if the senior debt were placed on "Credit Watch" (or the equivalent) because of a rating below "BBB," or (iii) no dividends payable if the downgrade were below "BBB-." These restrictions survived the June 30, 2001 expiration of the Agreement.

     The number of registered holders of Common Stock of Energy Group as of December 31, 2001, was 18,577. Of these, 17,811 were accounts in the names of individuals with total holdings of 4,248,177 shares, or an average of 239 shares per account. The 766 other accounts, in the names of institutional or other non-individual holders, for the most part, hold shares of Common Stock for the benefit of individuals.

     All of the outstanding Common Stock of Central Hudson and CH Services are held by Energy Group.

     ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary market risks for Energy Group and its subsidiaries are commodity price risk and interest rate risk. Exposure to commodity price risk related to purchases and/or sales of natural gas, power supplies and petroleum products is mitigated in several different ways. Depending on market conditions, Central Hudson and CH Services enter into long-term fixed supply and long-term forward supply contracts for the purchase and/or sale of these commodities. Central Hudson also uses gas storage facilities to purchase blocks of natural gas at pre-heating season prices for use during the heating season. Both Central Hudson and CH Services also enter into derivative transactions to hedge market price fluctuations.

     Energy Group and Central Hudson have in place a common energy risk management program with the primary goal to further manage, through the use of defined risk management practices, price and volume risks associated with commodity purchases in its operations. The written policy and procedures for this program permit the use of derivative financial instruments to hedge price risk. Both Central Hudson and CH Services have entered into either exchange-traded futures contracts or over-the-counter contracts with third parties to hedge commodity price risk associated with the purchase and/or sale of natural gas, electricity and petroleum products.

     Central Hudson has entered into derivative contracts to hedge a portion of its total gas supply requirements and the purchase of electricity. The fair value of open positions at December 31, 2001 was $25.6 million and a total of $14.3 million in realized net gains was recorded in 2001. These realized gains served to offset the differences between the expected price of the commodity and the actual price.

     Central Hudson's exposure to commodity price risk related to its purchases of natural gas, fuel for electric generation, and other power purchases is also mitigated by its electric and gas cost adjustment clauses. These adjustment clauses provide for the collection of costs, including risk management costs, from customers to reflect the actual costs incurred in obtaining supply. Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs, and gains and losses associated with other risk management instruments."

     Central Hudson manages its interest rate risk through the issuance of fixed-rate debt with varying maturities and variable rate debt for which interest is reset on a periodic basis reflecting current market conditions. The difference between costs associated with actual variable interest rates related to Central Hudson's bonds issued by the New York State Energy Research Development Authority ("NYSERDA") and costs embedded in customer rates is deferred for eventual passback to, or recovery from, customers. Central Hudson also repurchases or redeems existing debt at a lower cost when economical.

     CH Services has entered into derivative transactions to hedge the purchase and sale of electricity and the purchase of natural gas and heating oil. Open positions at December 31, 2001 reflected a fair value of $186,000 and an actual realized gain totaling $3.8 million was recorded in 2001 for settled derivatives which served to offset the change in the difference between the expected price of the commodity sold or purchased and the actual price.

     In order to hedge sales volume risk, Energy Group and certain of its subsidiaries entered into weather derivative contracts known as "costless collars" to economically hedge the effect on earnings due to significant variations in weather conditions from normal patterns and to reduce exposure to variations in heating degree days in the

November 1, 2001 through March 31, 2002 period. Unrealized gains totaling $2.8 million were recorded in 2001. Because the weather collar has a deadband, if weather patterns approximate normal for the remaining months of the weather contract, estimated losses would be recorded each month and likely result in realized gains less than the $2.8 million.

     In accordance with the approved guidelines set forth in Energy Group's and Central Hudson's risk management policy and procedures, over the counter ("OTC") derivative transactions are entered into only with counter-parties that meet certain approved credit criteria. The creditworthiness of these counter-parties is determined primarily by reference to published credit ratings.

     At December 31, 2001, CH Services' subsidiary, SCASCO, had open OTC put option positions extending through April 2002, with counter-parties covering approximately 21% of the anticipated oil supply requirements for the period January 2002 through April 2002. SCASCO generally enters into oil put derivative contracts to hedge firm oil purchase commitments covering approximately 20% of its total forecasted requirements.

     At December 31, 2001, Central Hudson had one open OTC derivative contract to hedge natural gas basis risk in 2002, which represents less than 1% of Central Hudson's projected total natural gas requirements. In 2001, OTC transactions were used to hedge 4.6% of Central Hudson's total natural gas supply requirements. In its electric operations, Central Hudson had open OTC derivatives at December 31, 2001 to hedge a portion of its required power supply through October 2004. In 2001, Central Hudson hedged approximately 35% of its total power supply requirements with OTC derivative contracts. The notional amounts hedged for 2002, 2003 and 2004 represent approximately 42%, 25% and 16%, respectively, of the forecasted total power supply requirements for each of those years.

     Derivative contracts are discussed in more detail in Note 1 under the caption "Accounting for Derivative Instruments and Hedging Activities."

     ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I - Index to Financial Statements:                                          PAGE
                                                                            ----

     Report of Independent Accountants                                        40

     Statement of Management's Responsibility                                 41

     Energy Group Consolidated Statement of Income for the three
       years ended December 31, 2001                                          42
     Energy Group Consolidated Statement of Comprehensive
       Income for the three years ended December 31, 2001                     44
     Energy Group Consolidated Balance Sheet at December 31, 2001
       and 2000                                                               45
     Energy Group Consolidated Statement of Cash Flows for the
       three years ended December 31, 2001                                    47
     Energy Group Consolidated Statement of Retained Earnings
       for the three years ended December 31, 2001                            49
     Central Hudson Consolidated Statement of Income for the three
       years ended December 31, 2001                                          50
     Central Hudson Consolidated Statement of Retained Earnings
       for the three years ended December 31, 2001                            52
     Central Hudson Consolidated Statement of Cash Flows for the
       three years ended December 31, 2001                                    53
     Central Hudson Consolidated Balance Sheet at December 31, 2001
       and 2000                                                               55

     Notes to Consolidated Financial Statements                               57

     Selected Quarterly Financial Data (Unaudited)                           100

II - Schedule II - Reserves                                                  102

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

SUPPLEMENTARY DATA

     Supplementary data are included in "Selected Quarterly Financial Data (Unaudited)" referred to in "I" above, and reference is made thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its directly or indirectly wholly-owned subsidiaries and Central Hudson Gas & Electric Corporation and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index in Item 8, Financial Statements and Supplementary Data, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of Energy Group's and Central Hudson's Management, respectively; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PRICEWATERHOUSECOOPERS LLP

New York, New York
January 25, 2002

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

     Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of CH Energy Group, Inc., and its subsidiaries Central Hudson Gas & Electric Corporation, Central Hudson Energy Services, Inc. and the competitive business subsidiaries (collectively, the "Corporation"), as well as all other information contained in this Form 10-K Annual Report for the fiscal year ended December 31, 2001. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, in some cases, reflect amounts based on the best estimates and judgments of Management, giving due consideration to materiality.

     The Corporation maintains adequate systems of internal control to provide reasonable assurance, that, among other things, transactions are executed in accordance with Management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the Corporation are properly safeguarded. The systems of internal control are documented, evaluated and tested by the Corporation's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. Management believes that the Corporation has maintained an effective system of internal control over the preparation of its financial information, including the consolidated financial statements of the Corporation for the year ended December 31, 2001.

     Independent accountants were engaged to audit the consolidated financial statements of the Corporation and issue their report thereon. The Report of Independent Accountants, which is presented herein, does not limit the responsibility of Management for information contained in the consolidated financial statements and elsewhere in this Form 10-K Annual Report.

     The Corporation's Board of Directors maintains an Audit Committee which is composed of Directors who are not employees of the Corporation. The Audit Committee meets with Management, the Internal Auditing Manager, and the Corporation's independent accountants several times a year to discuss internal controls and accounting matters, the Corporation's consolidated financial statements, and the scope and results of the audits performed by the independent accountants and the Internal Auditing Department.

     The independent accountants and the Internal Auditing Manager have direct access to the Audit Committee.




PAUL J. GANCI                                   DONNA S. DOYLE
Chairman of the Board and                       Vice President - Accounting
Chief Executive Officer                         and Controller

                                                                February 1, 2002

ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands)
                                                   Year ended December 31,
                                               2001         2000         1999
                                             --------     --------     --------
Operating Revenues
  Electric .............................     $428,416     $531,820     $427,809
  Gas ..................................      110,717      107,039       94,131
  Unregulated Subsidiary ...............      189,298      111,027       45,157
                                             --------     --------     --------
    Total Operating Revenues ...........      728,431      749,886      567,097
                                             --------     --------     --------
Operating Expenses
 Operation:
  Fuel used in electric
   generation and purchased
    electricity ........................      248,949      249,338      149,016
  Purchased natural gas ................       72,314       75,624       61,548
  Purchased petroleum ..................       89,173       35,485        4,347
  Other expenses of operation ..........      106,751      137,800      126,768
  Other expenses of operation -
    unregulated subsidiaries ...........       56,482       30,343       14,373
Depreciation and amortization
 (Note 1) ..............................       35,637       51,453       48,246
 Taxes, other than income tax ..........       50,402       54,151       64,510
 Federal/State income tax
  (Note 4) .............................       21,043       37,229       27,772
                                             --------     --------     --------
    Total Operating Expenses ...........      680,751      671,423      496,580
                                             --------     --------     --------

Operating Income .......................       47,680       78,463       70,517
                                             --------     --------     --------

Other Income
  Allowance for equity funds
   used during construction
   (Note 1) ............................          429           --           --
  Federal/State income tax
   (Note 4) ............................       24,381         (986)        (371)
  Other - net ..........................       11,100       10,626       12,051
                                             --------     --------     --------
    Total Other Income .................       35,910        9,640       11,680
                                             --------     --------     --------

Income before Interest Charges ........       83,590       88,103       82,197
                                             --------     --------     --------


  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                    Year ended December 31,
                                                2001         2000         1999
                                              -------      -------      -------
Interest Charges
  Interest on mortgage bonds ............     $ 5,211      $11,342      $13,057
  Interest on other long-term debt ......      10,446       12,864       11,094
  Other interest ........................      14,187       10,473        6,633
  Allowance for borrowed
    funds used during
    construction (Note 1) ...............        (319)        (779)        (390)
                                              -------      -------      -------
    Total Interest Charges ..............      29,525       33,900       30,394
                                              -------      -------      -------

Cumulative Preferred Stock Dividends
  of Central Hudson .....................       3,230        3,230        3,230
                                              -------      -------      -------

Net Income ..............................     $50,835      $50,973      $48,573
                                              =======      =======      =======
Dividends Declared on Common Stock ......      35,342       35,945       36,422

Balance Retained in the Business ........     $15,493      $15,028      $12,151
                                              =======      =======      =======

Common Stock:
  Average shares outstanding (000s) .....      16,362       16,716       16,862
  Earnings per share (basic
    and diluted) ........................     $  3.11      $  3.05      $  2.88

  Dividends Declared per share ..........     $  2.16      $  2.16      $  2.16


  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                   Year ended December 31,
                                               2001         2000         1999
                                             --------     --------     --------

Net Income .............................     $ 50,835     $ 50,973     $ 48,573

Other comprehensive income, net of tax:
  FAS 133 transition adjustment --
  cumulative effect of unrealized
  losses at implementation date of
  January 1, 2001 ......................       (1,896)          --           --

    Less: reclassification adjustment
          for gains realized in net
          income .......................          795           --           --
    Plus: change in fair value for
          transition adjustment amounts         2,691
                                             --------     --------     --------
    Balance of FAS 133 transition
    adjustment at December 31, 2001 ....           --           --           --
                                             --------     --------     --------

Comprehensive Income ...................     $ 50,835     $ 50,973     $ 48,573
                                             ========     ========     ========


  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)
                                                               December 31,
ASSETS ...........................................         2001           2000
                                                       ----------     ----------
Utility Plant
  Electric .......................................     $  584,831     $1,277,617
Gas ..............................................        180,673        172,242
  Common .........................................         97,124         99,353
  Nuclear fuel ...................................             --         46,688
                                                       ----------     ----------
                                                          862,628      1,595,900

  Less: Accumulated depreciation .................        354,010        668,168
        Nuclear fuel amortization ................             --         40,762
                                                       ----------     ----------
                                                          508,618        886,970
  Construction work in progress ..................         53,139         43,882
                                                       ----------     ----------
    Net Utility Plant ............................        561,757        930,852
                                                       ----------     ----------

Other Property and Plant .........................         48,202         42,979
                                                       ----------     ----------

Prefunded Pension Costs and Other Investments
  Prefunded pension costs ........................         78,743         63,390
  Other Investments ..............................          6,300         23,201
                                                       ----------     ----------
    Total Prefunded Pension Costs and Other
       Investments ...............................         85,043         86,591
                                                       ----------     ----------

Intangible Assets ................................         79,587         68,458
                                                       ----------     ----------

Current Assets
  Cash and cash equivalents ......................        132,395         28,318
  Accounts receivable from customers -
    net of allowance for doubtful accounts;
    $3.8 million in 2001 and $3.4 million
    in 2000 ......................................         61,540        109,403
  Accrued unbilled utility revenues ..............         11,765         19,751
  Other receivables ..............................          8,968          5,352
  Fuel, materials and supplies, at
    average cost .................................         18,402         30,629
  Special deposits and prepayments ...............         53,582         21,608
                                                       ----------     ----------
    Total Current Assets .........................        286,652        215,061
                                                       ----------     ----------

Deferred Charges and Other Assets
  Regulatory assets (Note 2) .....................         35,094        155,230
  Unamortized debt expense .......................          3,545          4,869
  Fair value of derivative instruments ...........         28,591             --
  Other Assets ...................................         60,171         26,933
                                                       ----------     ----------
    Total Deferred Charges and Other Assets ......        127,401        187,032
                                                       ----------     ----------

        TOTAL ASSETS .............................     $1,188,642     $1,530,973
                                                       ==========     ==========

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

CAPITALIZATION AND LIABILITIES                              December 31,
                                                        2001            2000
                                                     ----------      ----------
Capitalization
  Common Stock Equity
    Common stock, $.10 par value (Note 6) ......     $    1,686      $    1,686
    Paid-in capital (Note 6) ...................        351,230         351,230
    Retained earnings ..........................        163,317         147,824
    Treasury stock (Note 6) ....................        (18,766)        (18,766)
    Capital stock expense ......................         (1,158)         (1,232)
                                                     ----------      ----------
      Total Common Stock Equity ................        496,309         480,742
                                                     ----------      ----------

  Cumulative Preferred Stock (Note 6)
    Not subject to mandatory redemption ........         21,030          21,030
    Subject to mandatory redemption ............         35,000          35,000
                                                     ----------      ----------
      Total Cumulative Preferred Stock .........         56,030          56,030
                                                     ----------      ----------

  Long-term Debt (Note 7) ......................        216,124         320,369
                                                     ----------      ----------
      Total Capitalization .....................        768,463         857,141
                                                     ----------      ----------

Current Liabilities
  Current maturities of long-term debt .........         20,000          62,610
  Notes payable ................................            250         165,000
  Accounts payable .............................         62,535          63,845
  Accrued interest .............................          2,538           7,256
  Dividends payable ............................          9,643           9,643
  Accrued vacation .............................          3,900           4,472
  Customer deposits ............................          5,032           4,637
  Other ........................................         11,545          11,092
                                                     ----------      ----------
    Total Current Liabilities ..................        115,443         328,555
                                                     ----------      ----------

Deferred Credits and Other Liabilities
  Regulatory liabilities (Note 2) ..............        235,960         118,574
  Operating reserves ...........................          4,853           4,755
  Other ........................................         42,563          27,120
                                                     ----------      ----------
    Total Deferred Credits and

      Other Liabilities ........................        283,376         150,449
                                                     ----------      ----------

Accumulated Deferred Income Tax (Note 4) .......         21,360         194,828
                                                     ----------      ----------

 TOTAL CAPITALIZATION AND LIABILITIES ..........     $1,188,642      $1,530,973
                                                     ==========      ==========


  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                                    Year ended December 31,
                                                  2001       2000        1999
                                               ---------   --------   ---------
Operating Activities
  Net Income ................................  $  50,835   $ 50,973   $  48,573
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation, amortization and
        nuclear fuel amortization ...........     39,138     55,297      51,186
      Deferred income taxes, net ............      2,545      2,940       4,219
      Nine Mile 2 Plant deferred
        finance charges, net ................         22     (3,286)     (4,855)
      Provisions for uncollectibles .........      2,614      3,935       2,930
      Accrued/deferred pension
        costs ...............................    (17,304)   (13,789)    (10,968)
      Deferred gas costs/gas
        refunds .............................     (3,388)    (4,769)      3,061
      Other - net ...........................     16,043     10,231       9,423
  Changes in current assets and
    liabilities, net:
      Accounts receivable and unbilled
        utility revenues ....................     54,951    (60,422)    (15,474)
      Fuel, materials and supplies ..........     (6,034)       856      (7,898)
      Special deposits and
        prepayments .........................    (12,652)    (6,216)     17,291
      Accounts payable ......................     12,764     27,099      13,155
      Accrued taxes and interest ............    (61,628)    10,209      (6,665)
      Deferred taxes related to sale of
        plants and Nine Mile 2 Plant
        write-off ...........................   (259,494)        --          --
      Other, net ............................      3,666        780        (175)
                                               ---------   --------   ---------
  Net cash (used in) provided by
    operating activities ....................   (177,922)    73,838     103,803
                                               ---------   --------   ---------


  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                   2001       2000       1999
                                                 --------   --------   --------
Investing Activities
  Proceeds from sale of fossil generation
    plants and nuclear plant ..................   770,835         --         --
  Issuance of mortgage receivable - sale of
    Nine Mile 2 Plant .........................   (29,688)        --         --
  Additions to plant ..........................   (67,818)   (58,656)   (46,495)
  Acquisitions made by unregulated
    subsidiaries ..............................   (17,908)   (77,543)   (11,945)
  Nine Mile 2 Plant decommissioning
    trust fund (Note 3) .......................      (737)      (868)      (868)
  Other - net .................................    17,409       (855)      (589)
                                                 --------   --------   --------
  Net cash provided by (used in) investing
    activities ................................   672,093   (137,922)   (59,897)
                                                 --------   --------   --------

Financing Activities
  Proceeds from issuance of:
    long-term debt ............................        --     47,500    176,250
    (Repayments) borrowings of short-term
    debt, net .................................  (164,250)   115,000     32,000
  Repayment of long-term debt .................  (147,880)   (35,100)  (201,318)
  Dividends paid on common
    stock .....................................   (35,342)   (36,215)   (36,422)
  Issuance and redemption costs ...............    (3,341)      (403)    (4,530)
  Defeasance of long-term debt ................   (39,281)        --         --
  Purchase of treasury stock ..................        --    (18,765)        --
                                                 --------   --------   --------
  Net cash (used in) provided by
    financing activities ......................  (390,094)    72,017    (34,020)
                                                 --------   --------   --------

Net Change in Cash and Cash
  Equivalents .................................   104,077      7,933      9,886
Cash and Cash Equivalents at
  Beginning of Year ...........................    28,318     20,385     10,499
                                                 --------   --------   --------
Cash and Cash Equivalents at End
  of Year .....................................  $132,395   $ 28,318   $ 20,385
                                                 ========   ========   ========

Supplemental Disclosure of Cash
  Flow Information
   Interest paid ..............................  $ 22,144   $ 25,904   $ 26,307
   Federal/State income taxes paid ............   263,005     24,300     29,025

  The Notes to Consolidated Financial Statements are an integral part hereof.

ENERGY GROUP CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(In Thousands)

                                                 Year ended December 31,
                                             2001          2000          1999
                                          ---------     ---------     ---------

Balance at beginning of  year ........    $ 147,824     $ 132,796     $ 133,287

Net Income ...........................       50,835        50,973        48,573

Common Stock Retirement
  (cancellation) .....................           --            --       (12,642)

Dividends declared:
  On common stock ($2.16 per
  share in 2001, 2000 and 1999) ......      (35,342)      (35,945)      (36,422)
                                          ---------     ---------     ---------

Balance at end of year ...............    $ 163,317     $ 147,824     $ 132,796
                                          =========     =========     =========


  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME
 (In Thousands)

                                                   Year ended December 31,
                                               2001         2000         1999
                                            ---------    ---------    ---------
Operating Revenues
  Electric ..............................   $ 428,416    $ 531,820    $ 427,809
  Gas ...................................     110,717      107,039       94,131
                                            ---------    ---------    ---------
     Total Operating Revenues ...........     539,133      638,859      521,940
Operating Expenses
  Operation:
   Fuel used in electric generation .....      15,406      100,305       85,848
   Purchased electricity ................     209,103      123,287       45,731
   Purchased natural gas ................      63,751       64,212       53,957
   Other expenses of operation ..........     106,812      137,515      126,741
Depreciation and amortization
  (Note 1) ..............................      26,813       47,914       46,913
  Taxes, other than income tax ..........      50,170       53,993       63,986
  Federal/State income tax
    (Note 4) ............................      17,743       36,374       27,852
                                            ---------    ---------    ---------
      Total Operating Expenses ..........     489,798      563,600      451,028
                                            ---------    ---------    ---------

Operating Income ........................      49,335       75,259       70,912
                                            ---------    ---------    ---------
Other Income
  Allowance for equity funds
    used during construction
    (Note 1) ............................         429           --           --
  Federal/State income tax
    (Note 4) ............................      25,380         (776)        (292)
  Other - net ...........................      (2,458)       8,960       10,875
                                            ---------    ---------    ---------
      Total Other Income ................      23,351        8,184       10,583
                                            ---------    ---------    ---------

Income before Interest Charges ..........      72,686       83,443       81,495
                                            ---------    ---------    ---------


  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                   Year ended December 31,
                                               2001         2000         1999
                                             --------     --------     --------
Interest Charges
  Interest on mortgage bonds ............       5,211       11,342       13,057
  Interest on other long-term debt ......      10,446       12,864       11,094
  Other interest ........................      13,170        7,421        5,853
  Allowance for borrowed funds
    used during construction
    (Note 1) ............................        (319)        (779)        (390)
                                             --------     --------     --------
    Total Interest Charges ..............      28,508       30,848       29,614
                                             --------     --------     --------

Net Income ..............................    $ 44,178     $ 52,595     $ 51,881
                                             ========     ========     ========
Dividends Declared on Cumulative
  Preferred Stock .......................       3,230        3,230        3,230
                                             --------     --------     --------

Income Available for Common Stock .......    $ 40,948     $ 49,365     $ 48,651
                                             ========     ========     ========


  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(In Thousands)

                                                   Year ended December 31,
                                               2001         2000         1999
                                            ---------    ---------    ---------

Balance at beginning of  year ...........   $ 114,546    $  69,281    $ 133,287

Net Income ..............................      44,178       52,595       51,881

Reverse Equity Transfer .................          --       26,000           --

Common Stock Retirement
  (cancellation) ........................          --           --      (12,642)

Transfer of Competitive Business
  Subsidiaries to Energy Group ..........          --       (2,500)     (65,698)

Transfer of Property to Energy Group ....         (75)          --           --

Dividends declared:
  On cumulative preferred stock .........      (3,230)      (3,230)      (3,230)
  On common stock .......................          --           --      (27,317)
    To parent - Energy Group ............    (145,642)     (27,600)      (7,000)
                                            ---------    ---------    ---------
    Total Dividends Declared ............    (148,872)     (30,830)     (37,547)
                                            ---------    ---------    ---------

Balance at end of year ..................   $   9,777    $ 114,546    $  69,281
                                            =========    =========    =========


  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                    Year ended December 31,
                                                  2001       2000        1999
                                               ---------   --------   ---------
Operating Activities
  Net Income ................................. $  44,178   $ 52,595   $  51,881
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, amortization and
      nuclear fuel amortization ..............    30,315     51,757      51,186
    Deferred income taxes, net ...............     1,765      2,940       4,219
    Nine Mile 2 Plant deferred finance
      charges, net ...........................        22     (3,286)     (4,855)
    Provisions for uncollectibles ............     2,614      3,350       2,930
    Accrued/deferred pension costs ...........   (17,304)   (13,789)    (10,968)
    Deferred gas costs/gas refunds ...........    (3,388)    (4,769)      3,061
    Other - net ..............................    17,931     10,380       9,297
  Changes in current assets and
    liabilities, net:
    Accounts receivable and unbilled
      utility revenues .......................    39,003    (30,617)    (10,385)
    Fuel, materials and supplies .............    (4,668)     2,825      (6,975)
    Special deposits and prepayments .........     1,334        195      17,746
    Accounts payable .........................    (4,594)     8,693       8,784
    Accrued taxes and interest ...............   (57,857)    12,508      (6,715)
    Deferred taxes related to sale of plants
      and Nine Mile 2 Plant write-off ........  (259,494)        --          --
    Other current liabilities ................     3,666        452        (221)
                                               ---------   --------   ---------
  Net cash (used in) provided by operating
    activities ...............................  (206,477)    93,234     108,985
                                               ---------   --------   ---------

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

                                                 2001       2000        1999
                                               ---------   --------   ---------
Investing Activities
  Proceeds from sale of fossil generation
    plants and nuclear plant ................    770,835         --          --
  Issuance of mortgage receivable - sale of
    Nine Mile 2 Plant .......................    (29,688)        --          --
  Additions to plant ........................    (60,469)   (58,656)    (46,495)
  Net return of equity from subsidiaries ....        (76)    23,500          --
  Investment activity of unregulated
    subsidiary ..............................         --         --     (38,381)
  Nine Mile 2 Plant decommissioning
    trust fund (Note 3) .....................       (737)      (868)       (868)
  Other - net ...............................     19,579       (854)       (589)
                                               ---------   --------   ---------
  Net cash provided by (used in) investing
    activities ..............................    699,444    (36,878)    (86,333)
                                               ---------   --------   ---------

Financing Activities
  Proceeds from issuance of
    long-term debt ..........................         --     47,500     176,250
  (Repayments) borrowings of
    short-term debt, net ....................    (25,000)   (25,000)     32,000
  Repayment of long-term debt ...............   (147,630)   (35,100)   (185,462)
  Dividends paid on cumulative preferred
    and common stock ........................    (35,130)   (37,830)    (39,652)
  Defeasance of long-term debt ..............    (39,281)        --          --
  Special dividend to parent ................   (212,000)        --          --
  Issuance and redemption costs .............     (3,341)      (403)     (4,531)
                                               ---------   --------   ---------
  Net cash used in financing
    activities ..............................   (462,382)   (50,833)    (21,395)
                                               ---------   --------   ---------

Net Change in Cash and Cash Equivalents .....     30,585      5,523       1,257
Cash and Cash Equivalents at
  Beginning of Year .........................     17,279     11,756      10,499
                                               ---------   --------   ---------
Cash and Cash Equivalents at
  End of Year ...............................  $  47,864   $ 17,279   $  11,756
                                               =========   ========   =========

Supplemental Disclosure of
  Cash Flow Information
    Interest paid ...........................  $  19,817   $ 22,922   $  26,236
    Federal/State income taxes paid .........    269,567     22,300      29,025

  The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                              December 31,
ASSETS                                                    2001           2000
                                                       ----------     ----------
Utility Plant
  Electric .......................................     $  584,831     $1,277,617
  Gas ............................................        180,673        172,242
  Common .........................................         97,124         99,353
  Nuclear fuel ...................................             --         46,688
                                                       ----------     ----------
                                                          862,628      1,595,900

  Less: Accumulated depreciation .................        354,010        668,168
        Nuclear fuel amortization ................             --         40,762
                                                       ----------     ----------
                                                          508,618        886,970
  Construction work in progress ..................         53,139         43,882
                                                       ----------     ----------
    Net Utility Plant ............................        561,757        930,852
                                                       ----------     ----------

Other Property and Plant .........................            970            973
                                                       ----------     ----------

Prefunded Pension Costs and Other Investments
  Prefunded pension costs ........................         78,743         63,390
  Other Investments ..............................          1,893         18,199
                                                       ----------     ----------
    Total Prefunded Pension Costs and Other
      Investments ................................         80,636         81,589
                                                       ----------     ----------

Current Assets
  Cash and cash equivalents ......................         47,864         17,279
  Accounts receivable from customers - net of
    allowance for doubtful accounts; $2.3 million
    in 2001 and $2.5 million in 2000 .............         37,356         70,072
  Accrued unbilled utility revenues ..............         11,765         19,751
  Other receivables ..............................          9,145          4,377
  Fuel, materials and supplies, at average
    cost .........................................         13,867         27,460
  Special deposits and prepayments ...............         32,207         14,379
                                                       ----------     ----------
    Total Current Assets .........................        152,204        153,318
                                                       ----------     ----------

Deferred Charges and Other Assets
  Regulatory assets (Note 2) .....................         35,094        155,230
  Unamortized debt expense .......................          3,545          4,869
  Fair value of derivative instruments ...........         25,642             --
  Other Assets ...................................         45,405          5,467
                                                       ----------     ----------
    Total Deferred Charges and Other Assets ......        109,686        165,566
                                                       ----------     ----------

        TOTAL ASSETS .............................     $  905,253     $1,332,298
                                                       ==========     ==========

  The Notes to Consolidated Financial Statements are an integral part hereof.

(In Thousands)

CAPITALIZATION AND LIABILITIES                             December 31,
                                                       2001            2000
                                                    ----------      ----------
Capitalization
  Common Stock Equity
    Common stock, $5 par value (Note 6) ......      $   84,311      $   84,311
    Paid-in capital (Note 6) .................         174,980         273,238
    Retained earnings ........................           9,777         114,546
    Capital stock expense ....................          (5,791)         (5,865)
                                                    ----------      ----------
      Total Common Stock Equity ..............         263,277         466,230
                                                    ----------      ----------

  Cumulative Preferred Stock (Note 6)
    Not subject to mandatory redemption ......          21,030          21,030
    Subject to mandatory redemption ..........          35,000          35,000
                                                    ----------      ----------
      Total Cumulative Preferred Stock .......          56,030          56,030
                                                    ----------      ----------

  Long-term Debt (Note 7) ....................         215,874         320,370
                                                    ----------      ----------
    Total Capitalization .....................         535,181         842,630
                                                    ----------      ----------

Current Liabilities
  Current maturities of long-term debt .......          20,000          62,610
  Notes payable ..............................              --          25,000
  Accounts payable ...........................          32,125          36,719
  Accrued interest ...........................           2,538           6,315
  Dividends payable ..........................             807             807
  Accrued vacation ...........................           3,900           4,472
  Customer deposits ..........................           5,032           4,637
  Other ......................................           2,095          12,695
                                                    ----------      ----------
    Total Current Liabilities ................          66,497         153,255
                                                    ----------      ----------

Deferred Credits and Other Liabilities
  Regulatory liabilities (Note 2) ............         235,960         118,574
  Operating reserves .........................           4,853           4,755
  Other ......................................          42,563          18,636
                                                    ----------      ----------
    Total Deferred Credits and
    Other Liabilities ........................         283,376         141,965
                                                    ----------      ----------

Accumulated Deferred Income Tax (Note 4) .....          20,199         194,448
                                                    ----------      ----------

  TOTAL CAPITALIZATION AND LIABILITIES .......      $  905,253      $1,332,298
                                                    ==========      ==========


  The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     This is a combined report of CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"), a regulated wholly-owned subsidiary. The Notes to the Consolidated Financial Statements apply to the Consolidated Financial Statements of both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly-owned subsidiaries, including Central Hudson. Energy Group's Consolidated Financial Statements, following a one-for-one common stock share exchange with Central Hudson, effective as of December 15, 1999, ("Holding Company Restructuring") have been prepared from Central Hudson's prior period consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

     Upon the Holding Company Restructuring, Central Hudson became a wholly-owned subsidiary of Energy Group. In addition, Central Hudson Energy Services, Inc. ("CH Services") became a wholly-owned subsidiary of Energy Group for the purpose of becoming the holding company parent of Central Hudson Enterprises Corporation ("CHEC"), SCASCO, Inc. ("SCASCO"), Prime Industrial Energy Services, Inc., CH Resources, Inc. ("CH Resources"), CH Syracuse Properties, Inc. ("CH Syracuse"), CH Niagara Properties, Inc. ("CH Niagara") and Greene Point Development Corporation. In November 2000, CH Services formed Griffith Energy Services, Inc. ("Griffith") as a subsidiary of CHEC for the purpose of acquiring the assets of Griffith Consumers Company, Inc., a division of AllEnergy Marketing Company, L.L.C. All these subsidiaries of CH Services are hereinafter referred to as "competitive business subsidiaries." Phoenix Development Company, Inc. remains a wholly-owned subsidiary of Central Hudson. See Note 2 - "Regulatory Matters," under the caption "Competitive Opportunities Proceeding Settlement Agreement" for further details.

     Central Hudson and the competitive business subsidiaries are each directly or indirectly wholly owned by Energy Group and their businesses are comprised of an electric and gas utility, landholding, cogeneration, fuel oil distribution, electric generating, energy management companies and electric and gas sales.

     Energy Group's fully Consolidated Financial Statements include the accounts of Energy Group, Central Hudson and CH Services and its competitive business subsidiaries. Intercompany balances and transactions have been eliminated.

RATES, REVENUES AND COST ADJUSTMENT CLAUSES

     Central Hudson's electric and gas retail rates are regulated by the Public Service Commission of the State of New York ("PSC"). Transmission rates, facilities charges and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

     Central Hudson's tariff for retail electric service includes a purchased power cost adjustment clause by which electric rates are adjusted to collect actual purchased power costs incurred in providing service. Central Hudson's tariff for gas service contains a comparable clause to collect actual costs incurred in purchasing natural gas.

REVENUE RECOGNITION

     Revenue is recorded on the basis of meters read. In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers for thirty days subsequent to the meter-read date through the end of the accounting period.

     CH Services' revenues are recognized when products are delivered to customers or services have been rendered.

UTILITY PLANT - CENTRAL HUDSON

     The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits and Allowance for the Cost of Funds Used During Construction ("AFDC"), or capitalized interest. Replacement of minor items of property is included in maintenance expenses.

     The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service.

     Central Hudson accrued in advance for its share of the costs for planned maintenance and nuclear fuel reloadings performed at Unit No. 2 of the Nine Mile Point Nuclear Station ("Nine Mile 2 Plant"). All other maintenance is expensed as incurred.

JOINTLY OWNED FACILITIES

     In January 2001, Central Hudson sold its 35%, or 420 megawatt ("MW"), undivided interest in the 1,200 MW Roseton Electric Generating Station ("Roseton Plant") and in November 2001, sold its 9%, or 103 MW, undivided interest in the 1,143 MW Nine Mile 2 Plant (see Note 3 - "Nine Mile 2 Plant"). For information on Central Hudson's sales of its interests in the Roseton and Nine Mile 2 Plants, see Note 2 - "Regulatory Matters - Sales of Principal Generating Facilities" and Note 3 - "Nine Mile 2 Plant," respectively.

     Central Hudson's share of the respective interests in the Nine Mile 2 and the Roseton Plants, as included in its Consolidated Balance Sheet at December 31, 2001 and 2000, were:

                                                           2001          2000
                                                         --------     ---------
                                                             (In Thousands)
Nine Mile 2 Plant
  Plant in service ..................................        --       $ 315,210
  Accumulated depreciation ..........................        --         (91,197)
                                                           ----       ---------
    Net Plant .......................................        --         224,013
  Construction work in progress .....................        --           2,197

Roseton Plant
  Plant in service ..................................        --       $ 135,711
  Accumulated depreciation ..........................        --         (86,688)
                                                           ----       ---------
    Net Plant .......................................        --          49,023
  Construction work in progress .....................        --             656

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     Central Hudson's regulated utility plant includes AFDC, which is defined in applicable regulatory systems as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFDC rate was 8.25% in 2001, 6.5% in 2000 and 6.25% in 1999.

DEPRECIATION AND AMORTIZATION

     For financial statement purposes, Central Hudson's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties, with the exception of the Nine Mile 2 Plant, which was depreciated on a remaining life amortization method. The year 2026, the year in which the Nine Mile 2 Plant operating license expires, was used as the end date in the development of the remaining life amortization. Central Hudson performs depreciation studies on a continuing basis and, upon approval by the PSC, periodically adjusts the rates of its various classes of depreciable property.

     Central Hudson's composite rates for depreciation were 3.17% in 2001, 3.21% in 2000, and 3.22% in 1999 of the original cost of average depreciable property. The ratio of the amount of accumulated depreciation to the cost of depreciable property at December 31 was 41.2% in 2001, 42.1% in 2000 and 41.0% in 1999.

     The cost of the Nine Mile 2 Plant nuclear fuel assemblies and components was amortized to operating expense based on the quantity of heat produced for the generation of electric energy.

     For financial statement purposes, CH Services' depreciation provisions are computed on the straight-line method using rates based on the estimated useful lives. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected on the income statement.

INTANGIBLE ASSETS

     Goodwill included in Intangible Assets on the Energy Group Consolidated Balance Sheet represents the excess of cost over the net tangible and identifiable intangible assets of businesses acquired by CH Services. It is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (15 years). On an annual basis, CH Services reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization of intangible assets amounted to $7.3 million at December 31, 2001 and $2.2 million at December 31, 2000. See the subcaption "Business Combinations and Intangible Assets - Accounting for Goodwill" of this Note 1 for a discussion of the future accounting for goodwill.

ACQUISITIONS

     During 2001, certain of the subsidiaries of CH Services acquired the operating assets of several companies. The total amount paid for these assets was $18.6 million and all acquisitions have been accounted for using the purchase method of accounting. The amount charged to intangible assets including goodwill was $16.2 million The amount charged to goodwill totaled $8.9 million. The principal tangible assets acquired were vehicles, fuel storage tanks, buildings, fuel oil and gasoline inventory.

OTHER SALES OF PROPERTY

     On December 21, 2001, CH Services entered into an agreement to sell all of its stock ownership interest in CH Resources and its subsidiaries, CH Syracuse and CH Niagara to WPS Power Development, Inc., a Wisconsin corporation, for approximately $61 million. CH Resources is CH Services' business segment which acquires, develops and operates electric generation facilities and sells the output at the wholesale level. The sale, which is expected to close during the second quarter of 2002, will result in a modest gain, net of taxes and transaction costs. The assets and liabilities of CH Resources, primarily related to its investment in generating facilities, have not been separately disclosed on CH Energy's consolidated balance sheet. Total CH Resources assets included in the consolidated results are $47.9 million, of which $33.0 million is fixed assets.

     In accordance with Accounting Principles Board ("APB") Opinion No. 30 ("APB 30"), REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, and Emerging Issues Task Force ("EITF") Abstract 85-36, DISCONTINUED OPERATIONS WITH EXPECTED GAIN AND INTERIM OPERATING LOSSES, CH Services deferred a net operating loss of $293,000, for December 2001, for offset against the expected gain on the date of disposal. The Consolidated Income Statement for Energy Group does not include any operating results for CH Resources related to December 2001 operations. The deferred net income effect is reflected as part of the Special Deposits and Prepayments line item on Energy Group's Consolidated Balance Sheet.

Any subsequent losses from operations during the measurement period will also be deferred for offset against the expected gain. The measurement period, as defined by APB 30, is the period between December 1, 2001 and the actual date of disposal.

CASH AND CASH EQUIVALENTS

     For purposes of the Consolidated Statement of Cash Flows, Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

INCOME TAX

     Energy Group and its subsidiaries file consolidated federal and state income tax returns. Federal and state income taxes are allocated to operating expenses and other income and deductions in the Consolidated Statement of Income. Income taxes are deferred under the liability method in accordance with Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under the liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues. For federal income tax purposes, Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets. For state income tax purposes, Energy Group and its subsidiaries use the same method of depreciation as for federal income taxes. For property placed in service in 1999 or earlier, Central Hudson uses book depreciation in accordance with transition property rules under Article 9-A of the New York State Tax Law. For more information, see Note 4 - "Income Taxes."

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

RELATED TRANSACTIONS

     A partner in the law firm of Gould & Wilkie LLP, which serves as general counsel to Energy Group and Central Hudson, serves as Assistant Secretary of each corporation. This Assistant Secretary appointment serves to assist in closure of specified transactions in the ordinary course of business. This Assistant Secretary receives no compensation for such role. The combined fees paid by Energy Group and Central Hudson to such general counsel during 1999 through 2001 range from $2.8 to $3.1 million annually.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which standard was subsequently amended in June 2000 by FASB Statement No. 138, and which establishes accounting and reporting requirements for derivative instruments and hedging activities. The standard requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities in the balance sheet with the corresponding unrealized gains or losses recognized in earnings. The standard permits the deferral of unrealized hedge gains and losses, under stringent hedge accounting provisions, until the hedged transaction is realized. The standard also provides an exception for certain derivative transactions that meet the criteria of "normal purchases and normal sales." Transactions that can be excepted from SFAS 133 are those that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business.

     As part of the initial adoption process for SFAS 133, Energy Group recognized a net of tax transition adjustment of $(1.9) million to Other Comprehensive Income ("OCI") at January 1, 2001. This amount represents the cumulative effect of a change in accounting principle for unrealized losses related to derivatives redesignated as cash flow hedges. This adjustment was fully reversed by year-end as the actual related gains and losses were realized during the period from January 2001 to December 2001. The actual gains and losses served to offset the variability in cash flow related to the energy transactions hedged.

     Central Hudson uses derivative instruments to hedge the exposure to the variability in sales and purchases of gas and electricity. These derivatives are not formally designated as hedges under the provisions of SFAS 133 and were not redesignated under the provisions of SFAS 133 at January 1, 2001, as the related gains and losses are included as part of Central Hudson's commodity cost and/or price reconciled in its natural gas and electric energy cost charge clauses. The earnings impact from these derivatives are, therefore, deferred for pass-back to, or recovery from, customers under these regulatory adjustment mechanisms. The total fair value (net unrealized gain) of Central Hudson derivatives at December 31, 2001 was $25.6 million due largely to the conversion, effective July 1, 2001, of a multi-year transition purchase power agreement ("TPA") from a physical to a financial arrangement. Under the terms of the modified agreement, Central Hudson will purchase electric energy volumes covered by the TPA at market and reconcile with the TPA counter-party for differences between market prices and the fixed prices stipulated in the TPA. Actual net gains totaling $14.3 million were realized in 2001 which served to reduce energy costs recovered through Central Hudson's electric and gas energy cost adjustment clauses.

     In accordance with SFAS 133 implementation requirements, open hedge instruments for CH Services were redesignated at January 1, 2001 for eligibility under SFAS 133 hedge accounting. CH Services uses derivative instruments to hedge variability in the price of natural gas and fuel oil and as a means to sell electricity at fixed prices. These fair value and cash flow hedges have been highly effective and no gains or losses from ineffectiveness were recorded. The assessment of hedge effectiveness for fair value hedges excludes the change in the fair value of the premium paid for these derivative instruments. These premiums, which are not material, are expensed based on the change in their fair value. The earnings impact from the change in fair value of the cash flow hedges is deferred to OCI and is recognized in earnings when earnings are affected by the hedged transactions (forecasted purchase or sale). As amounts are transferred from OCI to earnings, the impact on earnings is offset by the recognition of the hedged transactions. Gains and losses restored to earnings are recorded as part of the cost or price of the related commodity. CH Services had no cash flow hedges outstanding at December 31, 2001. In 2001, CH Services realized actual net gains of $3.8 million which served to offset corresponding increases in the cost or price of the related commodity transactions at settlement. The fair value of fair value hedges at December 31, 2001 was $186,000.

     The implementation of SFAS 133 has not had a significant impact on the financial results of Energy Group and Central Hudson since the majority of their transactions are either excluded under the "normal purchases and normal sales" exception, qualify for hedge accounting or are subject to deferral accounting under the provisions of SFAS 71.

     In addition to the above, Energy Group and certain of its subsidiaries entered into weather derivative contracts to hedge the effect on earnings due to significant variances in weather conditions from normal patterns for the November 2001 through March 2002 time period. The weather derivative is structured based on put and call strike levels with a deadband and also, a settlement cap, in aggregate, of $3.8 million. In accordance with the accounting guidance provided in EITF 99-2, "Accounting for Weather Derivatives," estimated gains or losses are determined on a monthly basis and recorded in earnings. Unrealized gains totaling $2.8 million were recorded in 2001. If weather patterns approximate normal for the remaining months of the weather contract, estimated losses would be recorded each month and likely result in realized gains less than the $2.8 million. Final settlement of the weather derivative contracts is based on the difference between the cumulative actual heating degree-days and the cumulative strike levels established in the contracts for the five-month period.

NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

     BUSINESS COMBINATIONS AND INTANGIBLE ASSETS - ACCOUNTING FOR GOODWILL

     In July 2001, the FASB issued two statements related to its Business Combinations issues - Statement No. 141, BUSINESS COMBINATIONS ("SFAS 141"), and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. The use of the pooling-of-interests method is no longer permitted and this Statement will be applied as required.

     SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. The amortization of goodwill related to all acquisitions made by CH Services ceased upon adoption of SFAS 142 by Energy Group on January 1, 2002, which favorably impacts Energy Group's results of operations. The balance of goodwill will be tested for impairment prior to the end of the first quarter, 2002. It is expected that an impairment adjustment will not be required.

     ASSET RETIREMENT OBLIGATIONS

     On July 5, 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). Initially started in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is reflected in its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Energy Group and Central Hudson are reviewing this new accounting standard, and cannot make any prediction at this time as to its ultimate effect(s) on the financial condition, results of operations and cash flows of Energy Group and/or its subsidiaries.

     LONG-LIVED ASSETS

     In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. Whether reported in continuing or in discontinued operations, an impairment loss is the amount by which the carrying amount of the long-lived asset exceeds its fair value. SFAS 144 also contains specific accounting and financial reporting criteria for the disposal of a long-lived asset either by sale or other than by sale. The standard is effective for Energy Group's 2002 fiscal year. It is expected that the change in accounting will have no significant impact on Energy Group's or Central Hudson's results of operations when implemented.

     PROPERTY, PLANT AND EQUIPMENT

     During the second quarter of 2001, the FASB issued an Exposure Draft ACCOUNTING IN INTERIM AND ANNUAL FINANCIAL STATEMENTS FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT, that would amend certain APB Opinions and FASB Statements to incorporate changes resulting from the issuance of a proposed American Institute of Certified Public Accountants Statement of Position ("SOP"), ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT. The proposed SOP addresses diversity in accounting for expenditures related to property, plant and equipment ("PP&E"), including improvements, replacements, betterments, additions, repairs and maintenance, as well as, accounting and disclosure issues regarding which PP&E costs should be capitalized versus those that should be charged to expense as incurred. The proposed SOP also addresses capitalization of indirect and overhead costs and component accounting for PP&E. The FASB Exposure Draft proposes to amend APB Opinion No. 28, INTERIM FINANCIAL REPORTING, so the provisions of the proposed SOP requiring certain costs to be charged to expense as incurred would also apply to interim periods.

     If adopted as a final Statement, the FASB proposal would be effective for annual and interim financial statements for fiscal years beginning after June 15, 2002, with earlier adoption encouraged.

     Energy Group and Central Hudson can make no prediction at this time as to the ultimate form of the proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition, results of operations and cash flows of Energy Group and/or its subsidiaries.

NOTE 2 - REGULATORY MATTERS

COMPETITIVE OPPORTUNITIES PROCEEDING SETTLEMENT AGREEMENT

     In response to the May 1996 Order of the PSC issued in its generic Competitive Opportunities Proceeding, Central Hudson, the PSC Staff and certain other parties entered into an Amended and Restated Settlement Agreement, dated January 2, 1998. The PSC approved the Amended and Restated Settlement Agreement by its final Order issued and effective June 30, 1998, for which a final amendment was issued and approved as of March 7, 2000 (hereinafter called the "Agreement").

     The Agreement, which expired on June 30, 2001, included the following major provisions which survived its expiration date: (i) certain limitations on Central Hudson and its affiliates owning electric generation facilities/capability; (ii) standards of conduct in transactions between Central Hudson, Energy Group and the competitive business subsidiaries; (iii) prohibitions against Central Hudson making loans to Energy Group, or any other subsidiary of Energy Group or Central Hudson guaranteeing debt of Energy Group or any other subsidiary of Energy Group; (iv) limitations on the transfer of Central Hudson employees to Energy Group or any of the other Energy Group subsidiaries and on the use of Central Hudson officers in common with Energy Group or any of the other Energy Group subsidiaries; and (v) certain dividend payment restrictions on Central Hudson.

SALES OF PRINCIPAL GENERATING FACILITIES

     On January 30, 2001 Central Hudson, after a competitive bidding process, sold its Danskammer Point Steam Electric Generating Station ("Danskammer Plant") and its interest in the Roseton Plant to affiliates of Dynegy Power Corp. (collectively, "Dynegy"), for $713 million. By Order issued and effective October 26, 2001 ("Nine Mile 2 Order"), the PSC authorized the sale of Central Hudson's Nine Mile 2 Plant interest. On November 7, 2001, Central Hudson sold its interest in the Nine Mile 2 Plant to an affiliate of Constellation Nuclear LLC ("Constellation") for approximately $66.2 million, of which $28.4 million was paid in cash and $37.8 million of principal and interest at the rate of 11% will be paid under a five (5) year promissory note, all subject to certain post-closing adjustments. Central Hudson's net gain after tax resulting from these sales was used to recover the book value and the net regulatory assets related to Central Hudson's interest in these Plants.

     Central Hudson remains obligated to continue to serve its electric customers. No prediction can be made as to the amount of service that Central Hudson will be obligated to provide or the cost or availability of electricity to satisfy Central Hudson's retail customer load requirements. To partially supply its full service customers, Central Hudson entered into a TPA with Dynegy to purchase capacity and energy from January 30, 2001 through October 31, 2003 (with the right of Central Hudson to extend that period to October 31, 2004). Effective July 1, 2001, the TPA with Dynegy was converted from a physical to a financial arrangement. Under the terms of the modified arrangement, Central Hudson will purchase electric energy volumes covered by the TPA at market and financially net settle with Dynegy for differences between market prices and the fixed prices stipulated in the TPA. This financial arrangement qualifies as a derivative under SFAS 133 (See Note 1 - "Summary of Significant Accounting Policies," under the subcaption "Accounting for Derivative Instruments and Hedging Activities"). Central Hudson also entered into an agreement with Constellation to purchase capacity and energy from the Nine Mile 2 Plant during the ten-year period beginning on the sale of that Plant on November 7, 2001. In the case of each of these contracts, the energy will be purchased at defined prices which escalate over the lives of the contracts. It is expected that the capacity supplied under these two purchase agreements in 2002 will be sufficient to supply approximately 42% of Central Hudson's retail customer load requirements.

IMPACT OF SETTLEMENT AGREEMENT ON ACCOUNTING POLICIES

     The Agreement created certain changes to Energy Group's and Central Hudson's accounting policies. These accounting policies conform to generally accepted accounting principles, which, for regulated public utilities, include SFAS 71. Under SFAS 71, regulated companies apply AFDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the rate-making process in a period different from when they otherwise would have been reflected in income. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in rates. If some of an enterprise's operations are regulated and meet the appropriate criteria, SFAS 71 is applied only to that regulated portion of the enterprise's operations. The requirement of Central Hudson to divest its fossil-fueled generating plants resulted in SFAS 71 no longer applying to those assets. However, if cash flows from the regulated business are for recovery of regulatory assets of the fossil-fueled generating plants, those regulatory assets may remain on the balance sheet. Also, instead of applying AFDC to construction projects at the fossil-fueled generating plants, capitalized interest is applied to qualifying projects. For 2001 and 2000, none of these projects met the criteria for capitalized interest.

     At December 31, 2001 and December 31, 2000, net regulatory assets associated with the fossil-fueled generating assets, including asbestos litigation costs and Clean Air Act credits, totaled zero and $1.9 million, respectively. The fossil-fueled, generation-related net regulatory assets were offset by the fossil generating plant sale proceeds in excess of the net book value of the Danskammer Plant and Central Hudson's interest in the Roseton Plant.

SUMMARY OF REGULATORY ASSETS AND LIABILITIES

     The following table sets forth Central Hudson's regulatory assets and liabilities:

AT DECEMBER 31,                                              2001         2000
--------------------------------------------------------------------------------
REGULATORY ASSETS (DEBITS):                                   (In Thousands)

Deferred electric and gas purchased costs
  (Note 1) ...........................................    $  24,954     $  3,057
Deferred finance charges -
  Nine Mile 2 Plant ..................................           --       65,036
Income taxes recoverable
  through future rates ...............................       (2,987)      26,129
Deferred Newburgh Gas Site (Note 10) .................           --       15,612
Other ................................................       13,127       45,396
                                                          ---------     --------
  Total Regulatory Assets ............................    $  35,094     $155,230
                                                          ---------     --------

REGULATORY LIABILITIES (CREDITS):

FAS 133 - deferred change in fair value
 (Note 1) ............................................    $  25,642     $     --
Income taxes refundable ..............................        5,834       23,414
Deferred Nine Mile 2 Plant costs .....................        1,318       22,534
Deferred pension costs overcollection
 (Note 8) ............................................         (915)      10,108
Deferred OPEB costs overcollection
 (Note 8) ............................................          (25)      19,049
Customer benefits fund ...............................      195,746       14,418
Other ................................................        8,360       29,051
                                                          ---------     --------
  Total Regulatory Liabilities .......................    $ 235,960     $118,574
                                                          ---------     --------

    Net Regulatory (Liabilities) Assets ..............    $(200,866)    $ 36,656
                                                          =========     ========

     Some of the significant regulatory assets and liabilities include:

         DEFERRED FINANCE CHARGES - NINE MILE 2 PLANT: During the construction of the Nine Mile 2 Plant, the PSC authorized the inclusion in rate base of increasing amounts of Central Hudson's investment in that Plant construction work in progress ("CWIP"). Central Hudson did not accrue AFDC on any of the Nine Mile 2 Plant CWIP which was included in rate base and for which a cash return was being allowed; however, the PSC ordered, effective January 1, 1983, that amounts be accumulated in deferred debit and credit accounts equal to the amount of AFDC which was not being accrued on the CWIP included in rate base ("Mirror CWIP"). The balance in the deferred credit account was available to reduce future revenue requirements by amortizing portions of the deferred credit to other income or by the elimination through writing off other deferred balances as directed by the PSC. When amounts of the deferred credit were applied in order to reduce revenue requirements, amortization was started for a corresponding amount of the deferred debit, which amortization was to continue on a level basis over the remaining life of the Nine Mile 2 Plant and result in recovery of the corresponding amount through rates. The net effect of this procedure was to be that at the end of the amortization period for the deferred credit, the accounting and rate-making treatment was the same as if the Nine Mile 2 Plant CWIP had not been included in rate base during the construction period.

     As authorized by PSC Order, issued and effective February 11, 1994 in an electric rate proceeding, a $6 million deferred Mirror CWIP credit was amortized annually and was fully amortized in 2000, and under provisions of the Agreement, the amortization was replaced with amortization of other deferred credits. The deferred Mirror CWIP debit of $64.9 million was recovered in 2001 as part of the sales of Central Hudson's interests in the Roseton, Danskammer and Nine Mile 2 Plants and amortization of any deferred debit was discontinued. Deferred credits were continued to be amortized until new rates were established pursuant to the restructuring petition and settlement discussed under the caption "Rate Proceedings - Electric and Gas" below.

     INCOME TAXES RECOVERABLE/REFUNDABLE: The adoption of SFAS 109 in 1993 increased Central Hudson's net deferred tax obligation. As it is probable that the liability will be returned to customers, Central Hudson established a net regulatory liability for the future taxes. The SFAS 109 amounts related to the Roseton, Danskammer and Nine Mile 2 Plants were eliminated at the time of the sales, with no impact on earnings.

     DEFERRED NINE MILE 2 PLANT COSTS: The existing rate-making for the Nine Mile 2 Plant, as directed by the PSC in its Order on Nine Mile 2 Operating and Capital Forecast for 1996 ("Supplement No. 5"), provided for the deferral of the difference between actual and authorized operating and maintenance expenses and continued in effect through 2001. For 2001 and 2000, the Nine Mile 2 Plant incurred less actual expense than authorized, and Central Hudson's share was recorded as a regulatory liability in accordance with Supplement No. 5.

     CUSTOMER BENEFIT FUND: The Agreement required that Central Hudson set aside $10 million per calendar year in a Customer Benefit Fund to fund rate reductions and retail access options. Funding sources include $3 million from shareholder sources, $3.5 million from fuel cost savings generated by the installation of Central Hudson's coal dock unloading facility at the Danskammer Plant and $3.5 million from deferred credits related to the reconciliation of pension and other post-employment benefit costs. The Agreement also stipulated that unused funding accumulated to the end of the Agreement term be used for offsetting strandable costs or providing other ratepayer benefits. This Customer Benefit Fund was supplemented, as described in the following caption "Rate Proceedings - Electric and Gas."

RATE PROCEEDINGS - ELECTRIC AND GAS

     On August 1, 2000, Central Hudson filed a major rate and restructuring request with the PSC which proposed, among other things: (a) unbundled gas and electric delivery rates, (b) purchased power and gas cost recovery mechanisms,
(c) retail choice for all customers, (d) increasing its return on equity to 12%,
(e) removal of all fossil production costs from rates, (f) enhanced electric reliability programs, and (g) a performance incentive and penalty system to reflect Central Hudson's performance on meeting important customer service objectives. New electric and gas delivery prices resulting from this filing were to go into effect on July 1, 2001 at the expiration of the Agreement; however, Central Hudson agreed to extend the proceeding through November 1, 2001.

     On October 25, 2001 the PSC issued its Order Establishing Rates in that Proceeding ("Rate Order"). New rates became effective November 1, 2001. All accounting related to the rate proceeding and any offsetting balances which would have resulted if the new rates had been in effect on July 1, 2001 were reconciled.

     Significant terms and conditions of the Rate Order are: (i) a three (3) year term, beginning July 1, 2001, with a Central Hudson option to extend the Rate Order for up to two (2) years; (ii) electric delivery rates will be reduced by 1.2% and then frozen at rates in effect on June 30, 2001, for the remainder of the term of the Rate Order and natural gas delivery rates will be frozen for the term of the Rate Order; (iii) Central Hudson will continue to purchase electric energy and natural gas for its full service customers and will recover 100% of these costs from customers through energy adjustment mechanisms; (iv) customer charges will be increased and volumetric delivery charges will be reduced; (v) customer bills will be formatted to show the market price of electricity in order to encourage competition and enhance customer migration to third party energy suppliers; (vi) electric customers will receive refunds of $25 million annually for each of the first three (3) years the Rate Order is effective; (vii) Central Hudson will be allowed a base return on equity ("ROE") of 10.3% on the equity portion of its rate base (approximately $250 million);
(viii) the common equity ratio will be capped, for purposes of the ROE, at 47% in the first year of the Rate Order and decline 1% per year in each of the next two (2) years; (ix) earnings above the 10.3% base ROE will be retained by Central Hudson up to 11.3%, with a 50-50 sharing between customers and Central Hudson between 11.3% and 14%, and earnings above 14% will be reserved for the Customer Benefit Fund; (x) the establishment of customer service standards with associated penalties if standards are not met, and enhanced low income and customer education programs; and (xi) excess proceeds from the power plant sales and deferred regulatory accounts approximating $169 million (net of tax) will be available for the Customer Benefit Fund uses identified as:

          1)  Customer refunds                 $45    million (after tax)
          2)  Rate Base reduction              $42.5 million (after tax)
          3)  Reliability Program              $13    million (after tax)
          4)  Offset of manufactured gas
              plant site remediation costs     $12.6 million (after tax)

     Also included in the Rate Order and the Nine Mile 2 Order were approval for Central Hudson to recognize $19.8 million of tax benefits related to its 2001 power plant sales, offset by $11.4 million of after-tax contributions by Central Hudson to the Customer Benefit Fund, or a net benefit to shareholders of $8.4 million, which amount was recorded in the fourth quarter of 2001. Central Hudson will additionally recognize net income for shareholders under a prior regulatory settlement, as follows: $3.2 million in 2001, $2.9 million in 2002, $5.9 million in 2003 and $5.9 million in 2004. These tax benefits and prior settlement-related amounts are excluded from the ROE sharing calculation described above. Pursuant to the Agreement, interim electric delivery rates reflecting the sales of Central Hudson's interests in the Roseton and Danskammer Plants became effective on February 1, 2001.

FERC RESTRUCTURING AND INDEPENDENT SYSTEM OPERATOR

     In its Order No. 888, the FERC directed members of existing tight power pools to restructure their operations to promote open transmission access. As proposed in response to Order 888 and as approved by the FERC, on December 1, 1999, the New York State Independent System Operator, Inc. ("NYS ISO") became responsible for the operation of the New York State transmission system.

     The NYS ISO is a not-for-profit New York corporation open to buyers, sellers, consumers and transmission providers which are each represented on its Board of Directors. As part of the establishment of the NYS ISO, a New York State Reliability Council ("Reliability Council") was also established. The Reliability Council is governed by a committee comprised of transmission providers and representatives of buyers, sellers and consumer and environmental groups. The Reliability Council promotes and preserves the reliability of the bulk power system within New York State through its promulgation of reliability rules; the NYS ISO developed the procedures necessary to operate the system within these reliability rules. Central Hudson is a member of the NYS ISO and the Reliability Council.

     The FERC, in its Order No. 2000, directed all utilities subject to its jurisdiction under the Federal Power Act which belong to an ISO to make a filing on or before January 15, 2001 addressing the extent to which, and the plan for, the ISO to conform to the minimum characteristics and functions of a Regional Transmission Organization ("RTO") and to identify any obstacles to full compliance with the FERC's RTO requirements. A compliance filing was made by the six jurisdictional New York State transmission owners (including Central Hudson) and the NYS ISO which demonstrated that the NYS ISO would satisfy all of FERC's RTO requirements. Upon review of the compliance filing made, the FERC issued an order determining the NYS ISO does not satisfy the RTO requirements set forth in Order No. 2000, and directed the parties to participate in a mediation process with a goal of establishing a single northeast RTO.

     On November 7, 2001, the FERC issued an "Order Providing Guidance on Continued Processing of RTO Filings" under which the FERC intends to complete the RTO effort using two parallel tracks to resolve business and process issues relating to: (i) geographic scope and governance of qualifying RTOs across the nation, and (ii) transmission tariff and market design rulemaking for public utilities, including RTOs, to accomplish the functions of Order No. 2000.

     In concert with the FERC mediation process, a group of transmission owners in the Northeast (including Central Hudson) have agreed to develop a proposal for an Independent Transmission Company to function as an integral component of a hybrid northeastern RTO.

     No prediction can be made as to the outcome of the FERC electric restructuring effort, including whether or not Central Hudson will participate in forming an independent transmission company.

NOTE 3 - NINE MILE 2 PLANT

GENERAL

     The Nine Mile 2 Plant, formerly owned as tenants-in-common by Central Hudson (9% interest), Niagara Mohawk Power Corporation ("Niagara Mohawk") (41% interest), New York State Electric and Gas Corporation ("NYSEG") (18% interest), Long Island Lighting Company, d/b/a Long Island Power Authority (18% interest) and Rochester Gas and Electric Corporation ("Rochester") (14% interest), is located in Oswego County, New York and has a rated net capability of 1,143 MW. As described in Note 2 herein, Central Hudson, together with Niagara Mohawk, NYSEG and Rochester, sold its interest in the Nine Mile 2 Plant to an affiliate of Constellation on November 7, 2001.

     The output of the Nine Mile 2 Plant was shared, and the operating expenses of that Plant allocated to the cotenants in the same proportions as the cotenants' respective ownership interests. Central Hudson's share of direct operating expense for the Nine Mile 2 Plant was included in the appropriate expense classifications in the accompanying Consolidated Statement of Income.

     Central Hudson will receive a total of $66.2 million for its share of the Nine Mile 2 Plant, including $28.4 million paid in cash at closing on November 7, 2001, and will receive another $37.8 million in principal and interest payments in five annual installments under a promissory note, all subject to certain post-closing adjustments. As part of a Power Purchase Agreement with Constellation, Central Hudson will also buy, at negotiated prices, 90% of the electricity currently received from the Nine Mile 2 Plant over the next ten years. After the completion of the Power Purchase Agreement, a Revenue Sharing Agreement with Constellation begins which will provide a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021.

NUCLEAR PLANT DECOMMISSIONING COSTS

     Prior to the sale of Central Hudson's interest in the Nine Mile 2 Plant, Central Hudson made annual contributions of $868,000 to a qualified external nuclear decommissioning trust fund relating to the Nine Mile 2 Plant. The total annual amount allowed in rates was $999,000, but the maximum annual tax deduction allowed was $868,000. The difference between the rate allowance and the amount contributed to the external qualified fund was recorded as an internal reserve, and the funds were held by Central Hudson.

     The qualified external decommissioning trust fund at December 31, 2001 and December 31, 2000, amounted to zero and $16.6 million, respectively. The qualified external decommissioning trust fund was reflected in the Consolidated Balance Sheet in "Other Investments." There was a zero balance in the internal reserve held by Central Hudson at December 31, 2001 and $2.0 million at December 31, 2000.

     As part of the sale of the Nine Mile 2 Plant, the external decommissioning fund amounting to $14.7 million and the obligation of the selling owners for decommissioning were transferred to Constellation on November 7, 2001, subject to possible post-closing adjustments.

NOTE 4 - INCOME TAX

     Energy Group and its subsidiaries file a consolidated federal income tax return.

     In 2000, New York State law was changed so that Central Hudson and other New York State utilities are now subject to an income-based state income tax. The tax law repealed the .75 percent tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced it with an income-based tax under Article 9-A of the New York State Tax Law. The
Article 9-A state income tax is being recovered from Central Hudson customers as a revenue tax, and this treatment will continue until a future PSC rate order includes this tax in the base rates of Central Hudson in the same manner as federal income tax.

     See Note 2 - "Regulatory Matters - Summary of Regulatory Assets and Liabilities" for additional information regarding Energy Group and its subsidiaries' income taxes.

COMPONENTS OF INCOME TAX

     The following is a summary of the components of state and federal income taxes for ENERGY GROUP as reported in its Consolidated Statement of Income:

                                               2001         2000         1999
                                            ---------     --------     --------
                                                       (In Thousands)
Charged to operating expense:
  Federal income tax ...................    $ 227,732     $ 27,926     $ 22,174
  State income tax .....................       22,843        5,808           --
  Deferred federal income tax ..........     (207,867)       2,725        5,598
  Deferred state income tax ............      (21,665)         770           --
                                            ---------     --------     --------
    Income tax charged to
      operating expense ................       21,043       37,229       27,772
                                            ---------     --------     --------
Charged (credited) to other
  income and deductions:
   Federal income tax ..................        3,678        1,352        1,749
   State income tax ....................          (44)         189           --
   Deferred federal income tax .........      (26,963)        (731)      (1,378)
   Deferred state income tax ...........       (1,052)         176           --
                                            ---------     --------     --------
     Income tax (credited) charged to
       other income and deductions .....      (24,381)         986          371
                                            ---------     --------     --------
     Total income tax ..................    $  (3,338)    $ 38,215     $ 28,143
                                            =========     ========     ========

     The 2001 deferred federal income tax charged (credited) to other income and deductions includes recognition of Investment Tax Credit ("ITC") in the amount of $(18.8) million upon the sales of Central Hudson's interests in its fossil and nuclear plants.

RECONCILIATION: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the ENERGY GROUP Consolidated Statement of Income:

                                             2001          2000         1999
                                           ---------     --------     --------
                                                      (In Thousands)
Net income .............................   $  50,835     $ 50,973     $ 48,573
Preferred Stock Dividend of Central
  Hudson ...............................       3,230        3,230        3,230
Federal income tax .....................     231,410       29,278       23,923
State income tax ("SIT") ...............      22,799        5,997           --
Deferred federal income tax ............    (234,830)       1,994        4,220
Deferred state income tax ..............     (22,717)         946           --
                                           ---------     --------     --------
  Income before taxes ..................   $  50,727     $ 92,418     $ 79,946
                                           =========     ========     ========

Computed federal tax @ 35%
  statutory rate .......................   $  17,754     $ 32,346     $ 27,981
SIT net of federal tax benefit .........       2,638        5,106           --
Increase (decrease) to computed
  tax due to:
    Pension expense ....................      (5,569)      (5,424)      (3,697)
    Tax depreciation ...................      (1,711)       2,822         (550)
    Customer Benefits Account ..........      (2,178)       2,132        1,299
    Nine Mile 2 Plant write-off ........       7,638           --           --
    Amortization of shareholder's share
      of gain on plant sale ............      (2,168)          --           --
    Deferred gain on sale of Plants -
      Roseton and Danskammer ...........     230,620           --           --
    Deferred gain on sale of Plants -
      Nine Mile 2 Plant ................      12,171           --           --
    Deferred New York State taxes -
      Tax Law 2000 adjustment ..........       2,336         (343)          --
    Regulatory asset write-off .........      (1,766)          --           --
    Carrying Charge - Customer
      Benefit Account ..................       3,260           --           --
  Deferred Excess Earnings .............       3,235        1,890          982
  Unbilled Revenue .....................      (2,306)       3,543          315
  Deferred Electric Fuel Costs .........      (6,016)      (1,882)        (897)
  Other ................................      (3,729)      (4,915)      (1,510)
                                           ---------     --------     --------
Subtotal income tax ....................     254,209       35,275       23,923
Deferred income tax ....................    (257,547)       2,940        4,220
                                           ---------     --------     --------
  Total income tax .....................   $  (3,338)    $ 38,215     $ 28,143
                                           =========     ========     ========

  Effective tax rate ...................        (6.6%)       41.4%        35.2%
                                           =========     ========     ========

     The effective tax rate for 2001 consists of a (6.7)% effective rate for federal income taxes and a 0.1% effective rate for state income taxes, and the effective tax rate for 2000 consisted of a 36.6% effective rate for federal income taxes and a 4.8% effective rate for state income taxes. The effective tax rate for 1999 was solely the effective tax rate for federal income tax.

     The following is a summary of the components of deferred taxes at December 31, 2001 and December 31, 2000, as reported in ENERGY GROUP'S Consolidated Balance Sheet:

                                                              2001        2000
                                                            --------    --------
Accumulated Deferred Income                                    (In Thousands)
Tax Assets:
  Future tax benefits on investment
    tax credit basis difference ........................    $  2,063    $ 12,426
  Unbilled revenues ....................................       7,279       9,521
  Other ................................................     101,428      57,838
                                                            --------    --------
Accumulated Deferred Income
  Tax Assets ...........................................    $110,770    $ 79,785
                                                            --------    --------
Accumulated Deferred Income
  Tax Liabilities:
    Tax depreciation ...................................    $ 74,630    $179,120
    Accumulated deferred investment
      tax credit .......................................       3,832      23,076
    Future revenues - recovery of plant
      basis differences ................................       1,078      11,825
    Other ..............................................      52,590      60,592
                                                            --------    --------
Accumulated Deferred Income
  Tax Liabilities ......................................    $132,130    $274,613
                                                            --------    --------
Net Accumulated Deferred Income
  Tax Liability ........................................    $ 21,360    $194,828
                                                            ========    ========

     The following is a summary of the components of state and federal income taxes for CENTRAL HUDSON as reported in its Consolidated Statement of Income:

                                                2001         2000        1999
                                              ---------    --------    --------
                                                        (In Thousands)
Charged to operating expense:
  Federal income tax ......................   $ 225,240    $ 27,297    $ 22,254
  State income tax ........................      22,035       5,582          --
  Deferred federal income tax .............    (207,867)      2,725       5,598
  Deferred state income tax ...............     (21,665)        770          --
                                              ---------    --------    --------
    Income tax charged to
      operating expense ...................      17,743      36,374      27,852
                                              ---------    --------    --------
Charged (credited) to other
 income and deductions:
   Federal income tax .....................       2,679       1,142       1,670
   State income tax .......................         (44)        189          --
   Deferred federal income tax ............     (26,963)       (731)     (1,378)
   Deferred state income tax ..............      (1,052)        176          --
                                              ---------    --------    --------
     Income tax (credited) charged to
       other income and deductions ........     (25,380)        776         292
                                              ---------    --------    --------
     Total income tax .....................   $  (7,637)   $ 37,150    $ 28,144
                                              =========    ========    ========

     The 2001 deferred federal income tax charged (credited) to other income and deductions includes recognition of ITC in the amount of $(18.8) million upon the sales of Central Hudson's interests in its fossil and nuclear plants.

RECONCILIATION: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in the CENTRAL HUDSON Consolidated Statement of Income:

                                                2001         2000        1999
                                              ---------    --------    --------
                                                        (In Thousands)
Net income ................................   $  40,948    $ 49,365    $ 48,651
Preferred Stock Dividend of Central
  Hudson ..................................       3,230       3,230       3,230
Federal income tax ........................     227,919      28,437      23,924
State income tax ..........................      21,991       5,771          --
Deferred federal income tax ...............    (234,830)      1,994       4,220
Deferred state income tax .................     (22,717)        946          --
                                              ---------    --------    --------
  Income before taxes .....................   $  36,541    $ 89,743    $ 80,025
                                              =========    ========    ========

Computed federal tax @ 35%
  statutory rate ..........................   $  12,789    $ 31,410    $ 28,008
SIT net of federal tax benefit ............       1,900       4,958          --
Increase (decrease) to computed
  tax due to:
   Pension expense ........................      (5,569)     (5,424)     (3,697)
   Tax depreciation .......................      (1,711)      2,822        (550)
   Customer Benefits Account ..............      (2,178)      2,132       1,299
   Nine Mile 2 Plant write-off ............       7,638          --          --
   Amortization of shareholder's share of
     gain on plant sale ...................      (2,168)         --          --
   Deferred gain on sale of Plants -
     Roseton and Danskammer ...............     230,620          --          --
   Deferred gain on sale of Plants -
     Nine Mile 2 Plant ....................      12,171          --          --
   Deferred New York State taxes -
     Tax Law 2000 adjustment ..............       2,336        (343)         --
   Regulatory asset write-off .............      (1,766)         --          --
   Carrying Charge - Customer Benefit

     Account ..............................       3,260          --          --
  Deferred Excess Earnings ................       3,235       1,890         982
  Unbilled Revenue ........................      (2,306)      3,543         315
  Deferred Electric Fuel Costs ............      (6,016)     (1,882)       (897)
  Other ...................................      (2,325)     (4,896)     (1,536)
                                              ---------    --------    --------
Subtotal income tax .......................     249,910      34,210      23,924
Deferred income tax .......................    (257,547)      2,940       4,220
                                              ---------    --------    --------
  Total income tax ........................   $  (7,637)   $ 37,150    $ 28,144
                                              =========    ========    ========

  Effective tax rate.......................      (20.9%)      41.4%        35.2%
                                              =========    ========    ========

     The effective tax rate for 2001 consists of a (18.9)% effective rate for federal income taxes and a (2.0)% effective rate for state income taxes, and the effective tax rate for 2000 consisted of a 36.6% effective rate for federal income taxes and a 4.8% effective rate for state income taxes. The effective tax rate for 1999 was solely the effective tax rate for federal income tax.

     The following is a summary of the components of deferred taxes at December 31, 2001 and December 31, 2000, as reported in CENTRAL HUDSON'S Consolidated Balance Sheet:

                                                           2001           2000
                                                         --------       --------
Accumulated Deferred Income                                   (In Thousands)
  Tax Assets:
    Future tax benefits on investment
      tax credit basis difference ................       $  2,063       $ 12,426
    Unbilled revenues ............................          7,279          9,521
    Other ........................................        101,364         57,838
                                                         --------       --------
  Accumulated Deferred Income

    Tax Assets ...................................       $110,706       $ 79,785
                                                         --------       --------
  Accumulated Deferred Income
    Tax Liabilities:

      Tax depreciation ...........................       $ 74,630       $179,120
      Accumulated deferred investment
        tax credit ...............................          3,832         23,076
      Future revenues - recovery of
        plant basis differences ..................          1,078         11,825
      Other ......................................         51,365         60,212
                                                         --------       --------
  Accumulated Deferred Income
    Tax Liabilities ..............................       $130,905       $274,233
                                                         --------       --------
  Net Accumulated Deferred Income
    Tax Liability ................................       $ 20,199       $194,448
                                                         ========       ========

NOTE 5 - SHORT-TERM BORROWING ARRANGEMENTS

     Energy Group's $170 million revolving credit agreement with several commercial banks expired on December 4, 2001. Energy Group has determined that its cash reserves are sufficient to meet its needs for 2002, and the establishment of another revolving credit agreement will be reviewed in the future as conditions warrant. In early February 2001, the short-term debt under Energy Group's revolving credit agreement was prepaid in full with a portion of the proceeds from the sales of the Roseton and Danskammer Plants.

     Pursuant to PSC authorization, effective October 19, 2001, Central Hudson terminated its $50 million credit facility and entered into a $75 million credit facility with several commercial banks through June 30, 2004 ("Borrowing Agreement"). Compensating balances are not required under the Borrowing Agreement. In addition, Central Hudson maintains confirmed lines of credit totaling $1.5 million with regional banks. There were no outstanding loans under the Borrowing Agreement or the line of credit at December 31, 2001 or 2000. In order to diversify its sources of short-term financing, Central Hudson has entered into short-term credit facility agreements with several commercial banks. At December 31, 2001, Central Hudson had no outstanding short-term debt. Authorization from the PSC limits the amount Central Hudson may have outstanding, at any time, under all of its short-term borrowing arrangements to $77 million in the aggregate.

     Also in October 2001, the PSC approved the issuance by Central Hudson of up to $100 million of unsecured Medium-Term Notes prior to June 30, 2004.

     The competitive business subsidiaries of CH Services have lines of credit totaling $12.5 million. There were no borrowings against these lines of credit at December 31, 2001.

NOTE 6 - CAPITALIZATION - ENERGY GROUP CAPITAL STOCK COMMON STOCK, $.10 par value; 30,000,000 shares authorized:

                                                   COMMON STOCK
                                             ------------------------      Paid-In      Treasury
                                                Shares       Amount        Capital        Stock
                                             Outstanding      ($000)        ($000)        ($000)
                                             -----------     --------     ---------     --------
January 1, 1999 .........................     16,862,087     $ 87,775     $ 284,465     $(27,143)
  Cancellation - Treasury Stock .........             --       (3,465)      (11,227)      27,143
  Share Exchange - Capitalization
    of Holding Company
    Reduction in par value ..............             --      (82,624)       82,624           --
    Transfer of capital stock expense ...             --           --        (4,632)          --
                                             -----------     --------     ---------     --------
December 31, 1999 .......................     16,862,087        1,686       351,230           --
  Repurchased under common
    stock repurchase plan ...............       (500,000)          --            --      (18,766)
                                             -----------     --------     ---------     --------
December 31, 2000 .......................     16,362,087        1,686       351,230      (18,766)
                                             -----------     --------     ---------     --------
December 31, 2001 .......................     16,362,087     $  1,686     $ 351,230     $(18,766)
                                             -----------     --------     ---------     --------

CAPITALIZATION - CENTRAL HUDSON CAPITAL STOCK COMMON STOCK, $5.00 par value; 30,000,000 shares authorized:

                                                   COMMON STOCK
                                             ------------------------      Paid-In      Treasury
                                                Shares       Amount        Capital        Stock
                                             Outstanding      ($000)        ($000)        ($000)
                                             -----------     --------     ---------     --------
January 1, 1999 .........................     16,862,087     $ 87,775     $ 284,465     $(27,143)
  Cancellation - Treasury Stock .........             --       (3,464)      (11,227)      27,143
                                             -----------     --------     ---------     --------
December 31, 1999 .......................     16,862,087       84,311       273,238           --
                                             -----------     --------     ---------     --------
December 31, 2000 .......................     16,862,087       84,311       273,238           --
  Dividend to Parent - Energy Group .....             --           --       (98,258)          --
                                             -----------     --------     ---------     --------
December 31, 2001 .......................     16,862,087     $ 84,311     $ 174,980     $     --
                                             -----------     --------     ---------     --------

CUMULATIVE PREFERRED STOCK, Central Hudson, $100 par value; 1,200,000 shares authorized:

                                                              Shares Outstanding
                           Final        Redemption            ------------------
                        Redemption        Price                  December 31,
            Series         Date          12/31/01             2001        2000
            ------      ----------      ----------            ----        ----
Not Subject to Mandatory Redemption:

             4 1/2%                      $107.00             70,300      70,300
             4.75%                        106.75             20,000      20,000
             4.35%                        102.00             60,000      60,000
             4.96%                        101.00             60,000      60,000
                                                            -------     -------
                                                            210,300     210,300
                                                            -------     -------

Subject to Mandatory
 Redemption:

             6.20%      10/1/08 (a)                         200,000     200,000
             6.80%      10/1/27 (b)                         150,000     150,000
                                                            -------     -------
                                                            350,000     350,000
                                                            -------     -------
                   Total                                    560,300     560,300
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

     Central Hudson had no cumulative preferred stock redemptions or issuances during 2001 and 2000.

     REPURCHASE PROGRAM AND CAPITAL STOCK EXPENSE: Expenses incurred on issuance of capital stock are accumulated and reported as a reduction in common stock equity. These expenses are generally not amortized; however, as directed by the PSC, certain issuance and redemption costs and unamortized expenses associated with certain issues of preferred stock that were redeemed have been deferred and are being amortized over the remaining lives of the issues subject to mandatory redemptions.

     In 2001, Energy Group reestablished a stock repurchase program to repurchase up to 500,000 shares of its Common Stock; however, no shares were repurchased during the year. Future repurchases will be made as conditions warrant at Management's discretion.

NOTE 7 - CAPITALIZATION - LONG-TERM DEBT

     Details of Central Hudson's long-term debt are as follows:

         Series                    Maturity Date               December 31,
         ------                    -------------            -----------------
First Mortgage Bonds:                                       2001         2000
                                                            ----         ----
                                                              (In Thousands)
7.97% (a)(b)                      June 11, 2003           $  5,000    $  8,000
7.97% (a)(b)                      June 13, 2003                500       8,000
6.46% (a)(b)                      Aug. 11, 2003              9,500      10,000
6.25%(c)                          June 1, 2007                  --       4,130
9.25%                             May 1, 2021                   --      70,000
8.12% (a)(b)(d)                   Aug. 29, 2022             10,000      10,000
8.14% (a)(b)(d)                   Aug. 29, 2022             10,000      10,000
                                                          --------    --------
                                                            35,000     120,130
Promissory Notes:
1998 Series A (4.20%)(c)          Dec. 1, 2028               16,700      16,700
5.93% (b)                         Sept. 10, 2001                 --      15,000
7.85% (b)                         July 2, 2004               15,000      15,000
1999 Series C (7.32%)(b)          June 13, 2001                  --      40,000
1999 Series C (7.05%)(b)          June 30, 2001                  --       7,500
1999 Series C (6%)(b)             Jan. 15, 2009              20,000      20,000
1999 Series A (5.45%)(c)          Aug. 1, 2027               33,400      33,400
1999 Series B (Var. rate)(c)      July 1, 2034               33,700      33,700
1999 Series C (Var. rate)(c)      Aug. 1, 2028               41,150      41,150
1999 Series D (Var. rate)(c)      Aug. 1, 2028               41,000      41,000
                                                           --------    --------
                                                            200,950     263,450

Unamortized Discount on Debt                                    (76)       (600)
                                                           --------    --------
                                                           $235,874    $382,980
                                                           --------    --------
Less:  Current Portion                                      (20,000)    (62,610)
                                                           --------    --------
                           Total                           $215,874    $320,370
                                                           ========    ========

(a) Central Hudson's First Mortgage Bond Indenture was defeased on November 6, 2001.

(b)  Issued under Central Hudson's Medium-Term Note Program.

(c) First Mortgage Bonds or Promissory Notes issued in connection with the sale by New York State Energy Research and Development Authority ("NYSERDA") of tax-exempt pollution control revenue bonds.

(d)  To be redeemed in 2002 using defeasance funds held by the Mortgage Trustee.

     The competitive business subsidiaries of CH Services had long-term debt of $250,000 as of December 31, 2001 and $500,000 as of December 31, 2000.

LONG-TERM DEBT MATURITIES

     The aggregate principal amounts of Central Hudson long-term debt maturing or to be redeemed for the next five years and thereafter are as follows: $20 million in 2002, $15 million in 2003, $15 million in 2004, none in 2005 and 2006, and $186 million thereafter. Defeasance funds held by the Mortgage Trustee will be used for debt to be redeemed in 2002 or maturing in 2003.

USE OF PROCEEDS FROM SALES OF PRINCIPAL GENERATING FACILITIES

     On January 30, 2001, Central Hudson sold its Danskammer Plant and its interest in the Roseton Plant to Dynegy and received cash proceeds of $713 million. On November 7, 2001 Central Hudson sold its interest in the Nine Mile 2 Plant and received cash proceeds of $28.4 million. The major uses of the cash proceeds received at closing by Central Hudson are as follows:

                                                                       $ MILLION

Payment of state and federal income taxes                                  $231
Payment of dividend to Energy Group                                         212
Redemption, repurchase and defeasance of long-term
  debt of Central Hudson                                                    192
Payment of transaction related costs                                         25

     The remainder of the funds, including $23 million of the proceeds from the sale of Central Hudson's interest in the Nine Mile 2 Plant, were invested in highly-liquid, high-quality marketable securities or used for various internal requirements.

     Of the amount paid as a dividend to Energy Group, $140 million was used to fully repay Energy Group's outstanding debt. The remainder is available to further its business strategies, including expansion of its competitive business subsidiaries, making acquisitions and/or repurchasing common stock.

NYSERDA

     The 1999 NYSERDA Bonds, Series B, C, D are unsecured and insured as to payment of principal and interest as they become due by a municipal bond insurance policy issued by AMBAC Assurance Corporation. In its rate orders, the PSC has authorized deferred accounting for the interest costs on Central Hudson's variable rate NYSERDA Bonds. The authorization provides for full recovery of the actual interest costs supporting utility operations. The percent of interest costs supporting utility operations represents approximately 94% of the total costs. The deferred balances under this accounting were $(.2) million and $8.2 million at December 31, 2001 and at December 31, 2000, respectively, and are included in "Regulatory Assets" in Energy Group's and Central Hudson's Consolidated Balance Sheets. The deferred balances at June 30, 2001 were eliminated. The ongoing deferred balances are to be addressed in future rate cases. To further mitigate the risk of rising interest rates, Central Hudson, from time to time, purchases derivative instruments known as "interest rate caps" to limit its exposure to a defined cost ceiling.

DEBT EXPENSE

     Expenses incurred on debt issues and any discount or premium on debt are deferred and amortized over the lives of the related issues. Expenses incurred on debt redemptions prior to maturity have been deferred and are generally being amortized over the shorter of the remaining lives of the related extinguished issues or the new issues as directed by the PSC.

DEBT COVENANTS

     Central Hudson's $75 million credit facility requires the maintenance by Central Hudson of certain financial ratios and contains other restrictive covenants. Currently, Central Hudson is in compliance with all of its debt covenants. The only debt outstanding at CH Services is amounts borrowed from Energy Group. No amounts are outstanding on CH Services' line of credit with its commercial bank, and accordingly, it is in compliance with all of its debt covenants.

MORTGAGE INDENTURE

     Effective November 6, 2001, Central Hudson defeased its First Mortgage Bond Indenture, dated January 1, 1927 and thereafter amended and supplemented, by depositing approximately $39 million with the Mortgage Trustee under this Indenture. Central Hudson remains obligated under outstanding First Mortgage Bonds to the extent, if any, not covered by this deposit. Effective upon the defeasance, Central Hudson was released of all obligations under the Indenture, the lien of the Indenture was released from Central Hudson's property, and Central Hudson can no longer issue secured debt under that Indenture. The amount deposited with the Trustee is included in the Special Deposits and Prepayments line in Central Hudson's Balance Sheet.

     Article XXI of Central Hudson's Mortgage Indenture required generally that, to the extent that the cost of property additions (as defined in the Mortgage) acquired by Central Hudson during a calendar year was less than the allowance for depreciation on property subject to the Mortgage for that calendar year, Central Hudson deposit cash with the Mortgage Trustee in the amount of the deficiency, less certain credits available to Central Hudson under the Mortgage (the "Article XXI Deficiency"). For calendar year 2000, Central Hudson experienced an Article XXI Deficiency in an amount that was not material, in satisfaction of which it deposited with the Mortgage Trustee cash for the purpose of satisfying the deficiency. Central Hudson did not experience an
Article XXI Deficiency during 2001, and is no longer subject to the provisions of Article XXI.

NOTE 8 - POST-EMPLOYMENT BENEFITS

PENSION BENEFITS

     Central Hudson has a non-contributory retirement income plan ("Retirement Plan") covering substantially all of its employees and certain employees of CHEC and CH Resources. The Retirement Plan provides pension benefits that are based on the employee's compensation and years of service. It has been Central Hudson's practice to provide periodic updates to the benefit formula stated in the Retirement Plan.

     Central Hudson's funding policy is to make annual contributions equal to the amount of net periodic pension cost, but not in excess of the maximum allowable tax-deductible contribution under the federal income tax law nor less than the minimum requirement under the Employee Retirement Income Security Act of 1974.

     The accounting for pension benefits reflects adoption of PSC prescribed provisions which, among other things, requires ten-year amortization of actuarial gains and losses. As authorized by the PSC, any difference between the amount collected in rates and the actual amount recorded as net periodic pension cost was deferred as either a regulatory asset or liability, as appropriate. The pension assets and liabilities transferred to Dynegy as a result of the sale of the Danskammer and Roseton Plants were reflected in the amount recorded in 2001 for net periodic pension cost.

     In addition to the Retirement Plan, Central Hudson's and Energy Group's officers and executives are covered under a Directors and Executives Deferred Compensation Plan and a Supplementary Retirement Plan. Central Hudson also sponsors a nonqualified Retirement Benefit Restoration Plan.

OTHER POST-RETIREMENT BENEFITS

     Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plan, including certain retirees of CHEC and CH Resources. Substantially all of Central Hudson's employees may become eligible for these benefits if they reach retirement age while working for Central Hudson. These and similar benefits for active employees are provided through insurance companies whose premiums are based on the benefits paid during the year. In order to reduce the total costs of these benefits, Central Hudson requires employees who retired on or after October 1, 1994 to contribute toward the cost of these benefits.

     Central Hudson is fully recovering its net periodic post-retirement costs in accordance with PSC guidelines. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by the actuary under SFAS 106, EMPLOYERS ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS, is deferred as either a regulatory asset or liability, as appropriate.

         The only post-employment benefits provided to any of the CH Services competitive business subsidiaries are those offered to employees of CHEC and one former Central Hudson employee transferred to CH Resources, which allow participation in the same Central Hudson benefit plans. All other employees of CH Services' competitive business subsidiaries (except Greene Point Development Corporation) participate in company-sponsored 401(k) plans. No other post-employment benefits are provided.

     Reconciliations of Pension and OPEB Plans' benefit obligation, plan assets and funded status, as well as the components of net periodic pension cost and the weighted average assumptions (excluding CH Services employees not covered by these plans) are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                               Pension Benefits                        Other Benefits
------------------------------------------------------------------------------------------------------------------------------------
                                                          2001                 2000               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                 In Thousands                          In Thousands
------------------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:
  Benefit obligation at beginning of year               $ 264,158           $ 253,127           $ 80,132           $ 79,997
    Service cost                                            5,035               5,168              1,756              1,826
    Interest cost                                          19,251              19,404              5,833              5,753
    Participant contributions                                  --                  --                197                202
    Plan amendments                                           255                 325                 --               (503)
    Acquisitions/divestitures                             (15,340)                 --             (4,897)                --
    Benefits paid                                         (17,921)            (16,008)            (3,309)            (2,040)
    Actuarial (gain) or loss                               17,943               2,142              5,369             (5,103)
------------------------------------------------------------------------------------------------------------------------------------
Benefit Obligation at End of Year                       $ 273,381           $ 264,158           $ 85,081           $ 80,132
------------------------------------------------------------------------------------------------------------------------------------
Change in Plan Assets:
  Fair value of plan assets at beginning of year        $ 358,465           $ 341,373           $ 67,636           $ 64,008
    Actual return on plan assets                          (32,109)             34,543             (2,468)             2,277
    Acquisitions/divestitures                             (16,100)                 --                 --                 --
    Employer contributions                                    238                 230              2,725              3,503
    Participant contributions                                  --                  --                197                202
    Benefits paid                                         (17,921)            (16,008)            (3,309)            (2,040)
    Administrative Expenses                                (1,285)             (1,673)              (193)              (314)
------------------------------------------------------------------------------------------------------------------------------------
Fair Value of Plan Assets at end of Year                $ 291,288           $ 358,465           $ 64,588           $ 67,636
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                               Pension Benefits                        Other Benefits
------------------------------------------------------------------------------------------------------------------------------------
 (In Thousands)                                          2001                 2000               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Reconciliation of Funded Status:
  Funded Status                                         $  17,907           $  94,307           $(20,493)          $(12,496)
  Unrecognized actuarial (gain)                            35,501             (61,062)           (11,133)           (27,343)
  Unrecognized transition (asset) or obligation              (152)               (794)            28,209             36,886
  Unamortized prior service cost                           21,682              27,571                (83)              (109)
------------------------------------------------------------------------------------------------------------------------------------
Accrued Benefit Cost                                    $  74,938           $  60,022           $ (3,500)          $ (3,062)
------------------------------------------------------------------------------------------------------------------------------------
Amounts Recognized on Consolidated Balance Sheet:
  Prepaid benefit cost                                  $  78,743           $  63,390           $     --           $     --
  Accrued benefit liability                                (3,805)             (3,368)            (3,500)            (3,062)
------------------------------------------------------------------------------------------------------------------------------------
Net Amount Recognized at End of Year                    $  74,938           $  60,022           $ (3,500)          $ (3,062)
------------------------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost:
  Service cost                                          $   5,035           $   5,168           $  1,756           $  1,826
  Interest cost                                            19,251              19,404              5,833              5,753
  Expected return on plan assets                          (29,398)            (30,988)            (4,525)            (4,219)
  Amortization of prior service cost                        1,788               2,062                 (9)               (10)
  Amortization of transitional (asset) or obligation         (611)               (635)             2,608              3,075
  Recognized actuarial (gain) or loss                      (9,584)            (11,729)            (3,317)            (3,911)
  Recognized curtailment loss                                 493                  --              1,333                 --
  Recognized settlement gain                               (1,652)                 --                (55)                --
------------------------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                               $ (14,678)          $ (16,718)          $  3,624           $  2,514
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions of December 31:
  Discount rate                                              7.25%               7.75%              7.25%              7.75%
  Expected long-term rate of return on plan assets           9.25%               9.75%              6.80%              6.80%
  Rate of compensation increase                              4.00%               4.00%              4.00%              4.00%
------------------------------------------------------------------------------------------------------------------------------------
Additional Year-End Disclosure

------------------------------------------------------------------------------------------------------------------------------------
Plans with benefit obligations
  in excess of plan assets:
  Benefit obligation                                    $   4,541           $   4,164           $ 85,081           $ 27,841
  Fair value of plan assets                                    --                  --             64,588              9,936
------------------------------------------------------------------------------------------------------------------------------------
Pension plans with accumulated benefit obligations
  in excess of plan assets:
  Projected benefit obligation                          $   4,541           $   4,164           $     --           $     --
  Accumulated benefit obligation                            4,162               3,069                 --                 --
  Fair Value of plan assets                                    --                  --                 --                 --
------------------------------------------------------------------------------------------------------------------------------------

         For measurement purposes, an 8.2% (8.5% for participants over age 65) annual rate of increase in the per capita cost of covered health benefits was assumed for 2002. The rate is assumed to decrease gradually to 5.5% for 2008 and remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                    One-Percentage-         One-Percentage-
                                                    POINT DECREASE           POINT INCREASE
                                                    -----------------     -------------------
Effect on total of service
 and interest cost components
 for 2001                                           $  1,099,000            $    (956,000)

Effect on year-end 2001
 post-retirement benefit obligation                  $11,146,000            $  (9,855,000)


NOTE 9 - STOCK-BASED COMPENSATION INCENTIVE PLANS

         Energy Group's shareholders approved, at their annual meeting on April 25, 2000, a Long-Term Performance-Based Incentive Plan ("Incentive Plan") for executive officers and other key employees, effective January 1, 2000. The Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance shares and performance units. No participant may be granted total awards in excess of 150,000 shares over the life of the Incentive Plan. The aggregate number of shares available for the grant of awards is 500,000, subject to adjustment in the event of a change in Energy Group's capitalization. Shares awarded may be in the form of authorized but unissued shares, treasury shares, open market shares or any combination thereof. The Stock Options granted to officers of Energy Group and its subsidiaries are exercisable over a period of ten years, with 40% vesting after two years and 20% each year thereafter for the following three years; however, Stock Options granted to officers retiring prior to June 30, 2006 are immediately exercisable.

         The Incentive Plan was amended by shareholder vote on April 24, 2001 to: (i) revise the definition of Plan Participants to include Non-Employee Directors, and (ii) provide that (a) Non-qualified Stock Options, for a term of ten (10) years, be granted automatically to Non-Employee Directors of Energy Group on January 1 of each year under conditions as the Compensation and Succession Committee of Energy Group ("Compensation Committee") shall determine;
(b) 3,000 Options be granted initially to each such Director, effective January 1, 2001; (c) 1,000 Options be granted to each such Director each January 1 thereafter; (d) the Options' price be the Fair Market Value of Energy Group's underlying Common Stock on the date of the grant; (e) the Options be immediately exercisable; and (f) no other Awards under the Plan be granted to Non-Employee Directors. The Incentive Plan was further amended, effective January 1, 2002, to provide that Stock Option grants to Non-Employee Directors will be made only at the discretion of the Compensation Committee.

         Effective January 1, 2000, a total of 30,300 stock options were granted by the Energy Group Compensation Committee under the Incentive Plan. The exercise price is $31.94 per share and was established by the Compensation Committee based on the average market price (as traded on the New York Stock Exchange) on January 5, 2000.

         Further, effective as of January 1, 2001, the Compensation Committee granted 59,900 Stock Options under the Incentive Plan. The exercise price is $44.06 per share and was established by the Compensation Committee based on the average market price (as traded on the New York Stock Exchange) on January 2, 2001.

         Also under the Incentive Plan, the Compensation Committee has granted 6,380 performance shares, effective as of January 1, 2000, and 7,500 performance shares, effective as of January 1, 2001, on the basis of achieving superior total shareholder return over three-year periods ending December 31, 2002, and December 31, 2003, respectively, as measured against an industry Index.

         Energy Group, as permitted by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," has elected to account for stock-based employee compensation under the provisions of APB Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The amount of compensation cost related to the Incentive Plan that has been recorded through December 31, 2001 was not material to Energy Group's financial position, results of operations or liquidity. For accounting and disclosure purposes, Energy Group's grant dates of April 25, 2000 and April 24, 2001 are considered to be the dates of shareholder approval, as defined in FASB Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK
COMPENSATION: AN INTERPRETATION OF APB OPINION NO. 25."

         SFAS No. 123 requires a company to disclose pro forma net income and earnings per share as if the resulting stock-based compensation amounts were recorded in the Consolidated Statement of Earnings, and to determine the fair market value of all awards of stock-based compensation using an option-pricing model. The after-tax effect of these awards on net income, as well as basic and diluted earnings per share of Energy Group, was less than $140,000 and $79,000 for the years ended December 31, 2001 and 2000 and is considered immaterial. The Stock Options are considered to be anti-dilutive (no earnings per share impact) since it is expected that shares, when Stock Options are exercised, will be purchased in the open market.

         The fair market values of Energy Group Stock Options granted in 2001 and 2000 are $4.46 and $4.41 per share, respectively. They were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                    2001           2000
                                    ----           ----
Risk-free interest rate             4.78%           6.36%
Expected lives - in years           5               5
Expected stock volatility          20.06%          15.59%
Dividend yield                      5.4%          5.4%

         A summary of the status of Stock Options awarded to officers and Non-Employee Directors of Energy Group under the Incentive Plan as of December 31, 2001 and 2000 and changes during those years is as follows:


                                                    WEIGHTED
                                                    AVERAGE
                                            STOCK   EXERCISE    REMAINING
                                           OPTIONS   PRICE   CONTRACTUAL LIFE
-------------------------------------------------------------------------------
Outstanding at 1/1/00
                  Granted                  30,300     $31.94        8 years
                  Exercised                    --         --
                  Forfeited                    --         --
-------------------------------------------------------------------------------
Outstanding at 12/31/00                    30,300     $31.94
                  Granted 1/1/01           59,900     $44.06        9 years
                  Exercised                    --         --
                  Forfeited                 (800)     $44.06
-------------------------------------------------------------------------------
Total Outstanding at 12/31/01             89,400      $39.95
-------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

PURCHASED POWER COMMITMENTS

         Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of unregulated cogeneration facilities ("IPPs") which meet certain criteria for Qualifying Facilities, as this term is defined in the appropriate legislation. Purchases are made under long-term contracts which require payment at rates higher than what can be purchased on the wholesale market. These costs are currently fully recoverable through Central Hudson's electric fuel adjustment clause. Central Hudson had contracts with IPPs in 2001 which represented 2% of Central Hudson's energy purchases. These contracts are physical contracts that do not meet the definition of a derivative instrument under SFAS 133 and, accordingly, are not recorded at their fair value.

CITY OF POUGHKEEPSIE

         On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York, resulting in damage to nearby residences and several deaths. Five separate lawsuits arising out of this incident have been commenced in New York State Supreme Court, County of Dutchess, by approximately 19 plaintiffs against Central Hudson and other defendants, each lawsuit alleging that Central Hudson supplied the Taylor Avenue residence with gas service for cooking purposes at the time of the fire. The basis for Central Hudson's alleged liability in these actions is that it was negligent in the supply of such gas. The suits seek an aggregate of $438 million in compensatory damages for alleged property damage, personal injuries, wrongful death and loss of consortium or services. Central Hudson notified its insurance carrier, is investigating the incident, and presently has insufficient information on which to predict the outcome of these lawsuits.

ENVIRONMENTAL MATTERS

         Central Hudson and certain of the competitive business subsidiaries of CH Services are subject to regulation by federal, state and, to some extent, local authorities with respect to the environmental effects of their operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. Environmental matters may expose both Central Hudson and certain of CH Services' competitive business subsidiaries to potential liability which, in certain instances, may be imposed without regard to fault or historical activities which were lawful at the time they occurred. Both Central Hudson and the applicable competitive business subsidiaries of CH Services continually monitor their activities in order to determine their impact on the environment and to ensure compliance with various environmental requirements.

CENTRAL HUDSON:

         In connection with this regulation, certain permits required for Central Hudson's operation of the Roseton and Danskammer Plants were assigned to Dynegy upon the sales of those Plants.

         WATER: New York State Pollution Discharge Elimination System ("SPDES") permits for the Roseton and Danskammer Plants, required to operate those Plants' cooling water systems and wastewater treatment systems, were transferred to those Plants' new owner, Dynegy, upon their sales. The required SPDES permits are in effect for the generating facilities of CH Resources.

         In February 2001, Central Hudson received a letter from New York State Department of Environmental Conservation ("NYS DEC") indicating that it must terminate the discharge from an internal sump at its Neversink Hydroelectric Facility into a regulated stream or obtain a SPDES permit for it. An emergency authorization for the discharge was issued by the NYS DEC. Central Hudson has evaluated the discharge and receiving stream characteristics and does not believe that this discharge causes or contributes to a violation of water quality. As a result, Central Hudson believes that a SPDES permit is unnecessary. Central Hudson has advised the NYS DEC of this opinion, but has also submitted an application to the NYS DEC for a SPDES permit as a precautionary measure. The NYS DEC has authorized the continued discharge during its review of Central Hudson's application.

         AIR: As a result of the sales of the Roseton and Danskammer Plants to Dynegy, only Central Hudson's South Cairo and Coxsackie combustion turbines remain subject to the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments") which address attainment and maintenance of national ambient air quality standards, including control of particulate emissions from fossil-fueled electric generating plants and emissions that affect "acid rain" and ozone. Each of these facilities was in compliance with the Clean Air Act Amendments during 2001.

         In October 1999, Central Hudson was informed by the New York State Attorney General that the Danskammer Plant was part of an investigation by the Attorney

General's Office into the compliance of eight older New York State power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson, "may have constructed, and continues to operate, major modifications to [the Danskammer Plant] without obtaining [certain] requisite preconstruction permits." As part of this investigation, Central Hudson has received several requests for information from the New York State Attorney General, the NYS DEC and the U. S. Environmental Protection Agency ("EPA"), which collectively sought information about the operation and maintenance of the Danskammer Plant during the period of 1980 to 2000, including specific information regarding approximately 45 projects conducted during that period. In March 2000, the EPA assumed responsibility for the investigation. Central Hudson has concluded its production of documents in connection with the information requests, and believes any required permits were obtained. Notwithstanding Central Hudson's sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability depending on the type of remedy, if any, imposed in connection with this matter.

         FORMER MANUFACTURED GAS PLANT FACILITIES

         The NYS DEC, in 1986, added to the New York State Registry of Inactive Hazardous Waste Disposal Sites ("Registry") six locations, including the site in Newburgh, New York, discussed below, at which gas manufacturing plants owned or operated by Central Hudson or its predecessors were once located. Two additional former gas manufacturing plants, were identified by Central Hudson but not placed on the Registry. Three of the eight sites identified are in Poughkeepsie, New York, (at Laurel Street, North Water Street and North Perry Street); the remaining five sites are in Newburgh, Beacon, Saugerties, Kingston and Catskill, New York. Central Hudson studied all eight sites to determine whether or not they contain any hazardous wastes which could pose a threat to the environment or public health and, if wastes were located at the sites, to determine whether or not remedial actions should be considered. The NYS DEC subsequently removed the six sites it had previously placed on the Registry, subject to future revisions of its testing methods.

         CITY OF NEWBURGH: In October 1995, Central Hudson and the NYS DEC entered into an Order on Consent regarding the development and implementation of an investigation and remediation program for Central Hudson's former gas manufacturing plant in Newburgh, New York ("Central Hudson Site"), the City of Newburgh's ("City") adjacent and nearby property and the adjoining areas of the Hudson River. The City subsequently filed a lawsuit against Central Hudson in the United States District Court for the Southern District of New York alleging violation by Central Hudson of, among others, federal environmental laws and damages of at least $70 million.

         Subsequent to a 1998 jury award of $16 million in that lawsuit, reflecting the estimated cost of environmental remediation and damages, Central Hudson and the City entered into a court-approved Settlement Agreement in 1999 under which, among others, (i) Central Hudson agreed to remediate the City's property at Central Hudson's cost pursuant to the NYS DEC's October 1995 Order on Consent and (ii) if the total cost of the remediation were less than $16 million, Central Hudson would pay the City an additional amount up to $500,000 depending on the extent to which the cost of remediation was less than $16 million.

         Further studies of the City's property by Central Hudson were provided to the NYS DEC which determined that the contaminants found may pose a significant threat to human health or the environment. As a result, Central Hudson developed a draft Feasibility Study Report ("Feasibility Report") which was filed with the NYS DEC and given to the City in December 1999. The Feasibility Report summarizes the nature and location of the contamination at and around the City's property, evaluates the potential ecological and human health risks associated with that contamination and discusses clean-up alternatives. The Feasibility Report recommends (1) limited soil removal from the southern portion of the City's property where there is elevated contamination and (2) capping of contaminated sediments in the Hudson River. The estimated costs for the proposed remediation activities are $3 million for the soil removal and $2.5 million for the capping of sediment in the Hudson River.

         As requested by the NYS DEC and the New York State Department of Health ("DOH"), additional sampling was conducted by Central Hudson and reported to the NYS DEC, DOH and the City in revised risk assessments that were submitted in June 2001. The NYS DEC and DOH provided comments on these reports in December 2001. Final risk assessment reports are expected to be submitted to the NYS DEC, DOH and the City in the first quarter of 2002. Upon the approval of the reports, Central Hudson will revise the Feasibility Report for the NYS DEC approval and subsequent to approving the Feasibility Report, the NYS DEC will issue a Proposed Remedial Action Plan for public review and comment. After the public review, the NYS DEC will issue a Record of Decision that will specify a remediation plan for Central Hudson's implementation. It is not presently anticipated that the NYS DEC will issue a Record of Decision before the end of 2002.

         Central Hudson has received authorization from the PSC to defer costs expected to be recoverable in future rates related to this matter, including legal defense costs but excluding Central Hudson's labor related to environmental site investigation and remediation actions. The cumulative deferred costs related to this matter through 2001 amount to $15.6 million that were recovered from the Customer Benefit Fund pursuant to the Rate Order.

         As of December 31, 2001, liabilities of $6.1 million were recorded regarding this matter which are included in "Deferred Credits and Other Liabilities - Other" in Energy Group's and Central Hudson's Consolidated Balance Sheets.

         Neither Energy Group nor Central Hudson can make any prediction as to the full financial effect this matter will have on it, including the extent, if any, of insurance reimbursement and including implementation of environmental clean-up under the Order on Consent. However, Central Hudson has put its insurers on notice of this matter and intends to seek reimbursement from its insurers for the cost of any liability. Two of the insurers have denied coverage.

         Central Hudson was informed in December 2001 that there is another manufactured gas plant site in the City which was owned by a predecessor company of Central Hudson in the late 19th Century. Central Hudson is reviewing this matter as to whether it has any liability with respect to this site.

         OTHER FORMER MANUFACTURED GAS PLANT SITES: In February 1999 the NYS DEC informed Central Hudson of its intention to perform site assessments at three of the other previously identified manufactured gas plant sites; namely, the Poughkeepsie Laurel Street and North Water Street sites and the Beacon site. Central Hudson conducted these site assessments for each site under agreements negotiated with the NYS DEC to determine if there are any significant quantities of residues from the manufactured gas operations on the sites.

         In October 2000, Central Hudson was notified by the NYS DEC that it had determined that the Poughkeepsie North Perry Street site and the Catskill site posed little or no significant threat to the public and that no additional investigation or action was necessary at the present time. During the fourth quarter of 2001, Central Hudson was advised that the NYS DEC and the DOH found that no further remedial action is presently necessary at the Beacon site.

         The NYS DEC also notified Central Hudson that additional information is necessary for the previously identified sites in Kingston and Saugerties. Central Hudson is pursuing an agreement with the NYS DEC regarding the Saugerties site and will negotiate an agreement with the NYS DEC for the Kingston site under which Central Hudson will propose for the Kingston site removal of contaminated soils and reinforcement of an existing retaining wall that separates the site from the Rondout Creek. It is anticipated that work at the Kingston site will commence in 2002. The estimated cost for this work is currently $1 million.

         Final NYS DEC approval of the Central Hudson report for the North Water Street site has not yet been received. The NYS DEC has approved a conceptual remedial plan prepared by Central Hudson addressing soil contamination at the Laurel Street site. This information is expected to be submitted by Central Hudson by the end of the first quarter of 2002. Upon approval of the work plans, Central Hudson intends to conduct the Laurel Street remediation in 2002 at an estimated cost of $3 million.

         Remedial actions ultimately required at any of the four sites (Poughkeepsie North Water Street and Laurel Street, Kingston and Saugerties), for which additional information has been requested by the NYS DEC, could cause a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Energy Group and Central Hudson if Central Hudson were unable to recover all, or a substantial portion of these costs, through insurance and rates. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its carriers for amounts for which it may become liable.

         In 2001, Central Hudson requested permission from the PSC to defer the incremental costs of the investigations and potential remediation of these sites. This request is currently under review.

         ORANGE COUNTY LANDFILL

         In June 2000, the NYS DEC sent a letter to Central Hudson requesting that it provide information about disposal of wastes at the Orange County Landfill ("Site") located in the Township of Goshen, New York, which is listed on the New York State Inactive Hazardous Waste Disposal Site Registry.

         The NYS DEC states that its records indicate Central Hudson, or a predecessor entity, did dispose, or may have disposed of, wastes at the Site or that Central Hudson transported wastes to the Site for disposal.

         Documents submitted by Central Hudson in response to the request of the NYS DEC indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Site; one of construction waste, one of office and commercial waste and one of asbestos waste. Central Hudson entered into a Tolling Agreement, dated September 7, 2001, with the NYS DEC and other state agencies whereby Central Hudson agreed to toll the applicable statute of limitations by the state agencies against Central Hudson for certain alleged causes of action until February 28, 2002. Central Hudson expects to renew the tolling agreement.

         Neither Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

         NEWBURGH CONSOLIDATED IRON WORKS

         By letter dated November 28, 2001 from the EPA, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") regarding any shipments of scrap or waste materials that Central Hudson may have made to the Consolidated Iron and Metal Co., Inc., a Superfund site located in Newburgh, New York. Sampling by the EPA has indicated that lead and PCBs are present at the site, and the EPA expects to commence a remedial investigation/feasibility study at the site in the near future. Central Hudson is evaluating this request and its response.

         ASBESTOS LITIGATION

         Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 2,783 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton and Danskammer Plants.

         As of February 4, 2002, of the 2,783 cases brought against Central Hudson, 1,223 remain pending. Of the 1,560 cases no longer pending against Central Hudson, 1,423 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases.

Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on Energy Group's or Central Hudson's financial positions or results of operations.

OTHER CENTRAL HUDSON MATTERS

         Central Hudson is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively involve substantial amounts, it is the opinion of Management that their ultimate resolution will not have a material adverse effect on either Energy Group's or Central Hudson's financial positions or results of operations.

CH SERVICES:

         CH Resources is subject to federal, state and local laws and regulation dealing with air and water quality and other environmental matters. The generating facilities of CH Resources remain subject to the Clean Air Act Amendments and were in compliance with those Amendments during 2001.

         CH Services has entered into an agreement to sell all of its stock ownership interest in CH Resources to WPS Power Development, Inc. Upon the sale, expected to occur during the second quarter of 2002, CH Services will retain up to $4 million of environmental liabilities for a period of four (4) years incurred by CH Resources prior to the closing, although no such liabilities have been identified. Energy Group will guarantee the post-closing obligations of CH Services under the sale agreement.

         During 2001, neither CH Services nor its competitive business subsidiaries were involved in or threatened with litigation or administrative orders relating to environmental liabilities, except that CH Resources entered into a Consent Order in April 2001 with the NYS DEC with respect to nitrogen oxide emissions and the calibration of the continuing emissions monitoring system at the CH Syracuse Plant.

         Griffith also has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant. During 2001, approximately $400,000 was spent on site remediation efforts and it is anticipated that an additional $70,000 may be expended in 2002. The State of West Virginia has indicated no further remediation will be required of the site.

         CITGO Petroleum Corporation ("CITGO") alleges that the Griffith Consumers Division is obligated to indemnify CITGO regarding any CITGO liability arising out of a claim by James and Casey Threatte against CITGO, among others, filed on May 15, 2001, in the Circuit Court for Loudon County, State of Virginia.

         In November 2000, CHEC purchased the assets and business of Griffith. Pursuant to the Asset Purchase Agreement, the base purchase price is subject to a post-closing adjustment if the earnings before interest, taxes, depreciation and amortization of the business of Griffith for the year 2001 were $10.2 million or more. In this case, CHEC would be liable in an amount, determined on a formula basis, up to $12 million payable on March 31, 2002. Based upon a preliminary analysis, Energy Group does not believe any amount is payable under this post-closing adjustment.

NOTE 11 - SEGMENTS AND RELATED INFORMATION

         ENERGY GROUP

         Energy Group's reportable operating segments are the regulated electric and gas operations of Central Hudson and the activities of the competitive business subsidiaries of CH Services, covered under the "Unregulated" segment for Energy Group. Also included in the "Unregulated" segment is the investment activity of Energy Group. All of the segments currently operate in the Northeast and mid-Atlantic regions of the United States.

         Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and gas segments and depreciation of the common property have been allocated to those segments in accordance with practice established for regulatory purposes.

                                                CH Energy Group, Inc.
                                            Segment Disclosure - FAS 131
                                               Year Ended December 31,

----------------------------------------------------------------------------------------------------------------------
(In Thousands) except                                                        2001
  Earnings per share                    ------------------------------------------------------------------------------
                                            Electric              Gas           Unregulated           Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                             $ 428,346           $ 110,296           $189,298           $727,940
Intersegment revenues                          70                 421                 --                491
----------------------------------------------------------------------------------------------------------------------
  Total revenues                          428,416             110,717            189,298            728,431
----------------------------------------------------------------------------------------------------------------------
Depreciation and
  amortization                             21,541               5,272              8,824             35,637
Interest expense                           24,752               4,075              1,017             29,844
Interest income                             5,660                 909              8,648(1)          15,217
Income tax (credit) expense               (13,383)              5,746              4,299             (3,338)
Earnings per share                           1.94                 .56                .61               3.11
Segment assets                            705,599             199,563            283,480          1,188,642
Construction expenditures                  49,951              10,518              6,048             66,517
----------------------------------------------------------------------------------------------------------------------


(1) Primarily due to the investment activity of Energy Group.

                                                CH Energy Group, Inc.
                                            Segment Disclosure - FAS 131
                                               Year Ended December 31,

----------------------------------------------------------------------------------------------------------------------
(In Thousands) except                                                        2000
  Earnings per share                    ------------------------------------------------------------------------------
                                            Electric              Gas           Unregulated           Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                              $ 531,732           $ 105,353           $111,027           $748,112
Intersegment revenues                         88               1,686                 --              1,774
--------------------------------------------------------------------------------------------------------------------
  Total revenues                         531,820             107,039            111,027            749,886
--------------------------------------------------------------------------------------------------------------------
Depreciation and
amortization                              42,972               4,941              3,540             51,453
Interest expense                          27,201               4,426              3,052             34,679
Interest income                              425                  56                304                785
Income tax (credit) expense               31,471               5,554              1,190             38,215
Earnings per share                          2.58                 .37                .10               3.05
Segment assets                         1,135,354             196,854            198,765          1,530,973
Construction Expenditures                 50,446               8,210              4,801             63,457
--------------------------------------------------------------------------------------------------------------------

                                                CH Energy Group, Inc.
                                            Segment Disclosure - FAS 131
                                               Year Ended December 31,

----------------------------------------------------------------------------------------------------------------------
(In Thousands) except                                                        1999
  Earnings per share                    ------------------------------------------------------------------------------
                                            Electric              Gas           Unregulated           Total
----------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                                $   427,729          $  93,099          $  45,157         $   565,985
Intersegment revenues                               80              1,032                 --               1,112
----------------------------------------------------------------------------------------------------------------------
   Total revenues                              427,809             94,131             45,157             567,097
----------------------------------------------------------------------------------------------------------------------
Depreciation and
  amortization                                  42,157              4,756              1,333              48,246
Interest expense                                25,803              4,201                780              30,784
Interest income                                  2,133                314                165               2,612
Income tax (credit) expense                     24,153              3,972                 18              28,143
Earnings per share                                2.47                .33                .08(2)             2.88
Segment assets                               1,078,945            180,357             76,597           1,335,899
Construction Expenditures                       38,346              8,149              7,204              53,699
----------------------------------------------------------------------------------------------------------------------

(2) Due to the sale of Energy Group's former New York Stock Exchange symbol.

                                      Central Hudson Gas & Electric Corporation
                                            Segment Disclosure - FAS 131
                                               Year Ended December 31,

---------------------------------------------------------------------------------------------------------------
                                                                          2001
---------------------------------------------------------------------------------------------------------------
   (In thousands)                          Electric             Gas                Other               Total
---------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                              $ 428,346           $ 110,296           $     --           $538,642
Intersegment revenues                           70                 421                 --                491
---------------------------------------------------------------------------------------------------------------
  Total revenues                           428,416             110,717                 --            539,133
---------------------------------------------------------------------------------------------------------------
Depreciation and
  amortization                              21,541               5,272                 --             26,813
Interest expense                            24,752               4,075                 --             28,827
Interest income                              5,660                 909                 --              6,569
Income tax (credit) expense                (13,383)              5,746                 --             (7,637)
Income Avail. for Common Stk                31,729               9,217                  2             40,948
Segment assets                             705,599             199,563                 91            905,253
Construction expenditures                   49,951              10,518                 --             60,469
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                          2000
---------------------------------------------------------------------------------------------------------------
   (In thousands)                          Electric             Gas                Other               Total
---------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                              $ 531,732           $ 105,353           $     --           $637,085
Intersegment revenues                           88               1,686                 --              1,774
----------------------------------------------------------------------------------------------------------------
  Total revenues                           531,820             107,039                 --            638,859
----------------------------------------------------------------------------------------------------------------
Depreciation and amortization               42,973               4,941                 --             47,914
Interest expense                            27,201               4,426                 --             31,627
Interest income                                425                  56                 --                481
Income tax (credit) expense                 31,600               5,550                 --             37,150
Income Avail. for Common Stk                43,109               6,255                  1             49,365
Segment assets                           1,135,485             196,724                 89          1,332,298
Construction Expenditures                   50,446               8,210                 --             58,656
---------------------------------------------------------------------------------------------------------------

                                      Central Hudson Gas & Electric Corporation
                                            Segment Disclosure - FAS 131
                                              Year Ended December 31,

---------------------------------------------------------------------------------------------------------------
                                                                          1999
---------------------------------------------------------------------------------------------------------------
   (In thousands)                          Electric             Gas                Other               Total
---------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                            $ 427,729           $  93,099           $     --           $520,828
Intersegment revenues                         80               1,032                 --              1,112
---------------------------------------------------------------------------------------------------------------
  Total revenues                         427,809              94,131                 --            521,940
---------------------------------------------------------------------------------------------------------------
Depreciation and amortization             42,157               4,756                 --             46,913
Interest expense                          25,803               4,201                 --             30,004
Interest income                            2,133                 314                 --              2,447
Income tax (credit) expense               24,170               3,974                 --             28,144
Income Avail. for Common Stk              41,605               5,613              1,433             48,651
Segment assets                         1,078,945             180,357                 88          1,259,390
Construction Expenditures                 38,346               8,149                 --             46,495
---------------------------------------------------------------------------------------------------------------


NOTE 12 - FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        CASH AND TEMPORARY CASH INVESTMENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

        CUMULATIVE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION: The fair value is estimated based on the quoted market price of similar instruments. The preferred stock is issued by Central Hudson.

        LONG-TERM DEBT: The fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Central Hudson for debt of the same remaining maturities and quality.

        NOTES PAYABLE: The carrying amount approximates fair value because of the short maturity of those instruments.

        The estimated fair values of Energy Group's and Central Hudson's financial Instruments are as follows:


                                                 December 31, 2001
                                            ----------------------------
                                            Carrying              Fair
                                             Amount               Value
                                            ----------         ---------
ENERGY GROUP                                       (In Thousands)
------------
Cumulative preferred stock subject
  to mandatory redemption ........          $ 35,000          $ 35,513
Long-term debt (including
  current maturities) ............           236,124           241,498

CENTRAL HUDSON
--------------
Cumulative preferred stock subject
  to mandatory redemption ........          $ 35,000          $ 35,513
Long-term debt (including
  current maturities) ............           235,874           241,248

                                                 December 31, 2000
                                            ----------------------------
                                            Carrying              Fair
                                             Amount               Value
                                            ----------         ---------
ENERGY GROUP                                       (In Thousands)
------------
Cumulative preferred stock subject
  to mandatory redemption ........          $ 35,000          $ 33,690
Long-term debt (including
  current maturities) ............           382,979           384,728

CENTRAL HUDSON
--------------
Cumulative preferred stock subject
  to mandatory redemption ........          $ 35,000          $ 33,690
Long-term debt (including
  current maturities) ............           382,979           384,728

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - ENERGY GROUP

         Selected financial data for each quarterly period within 2001 and 2000 are presented below:

                                                                   Earnings Per
                                                                      Average
                                                                     Share of
                               Operating    Operating    Net          Common
                                Revenues     Income     Income         Stock
                               ------------ ---------  --------     Outstanding
                                                                   ------------
Quarter Ended:                          (In Thousands)               (Dollars)
                               --------------------------------    ------------
  2001
  ----
March 31 ....................  $242,509    $ 24,346     $ 18,310       $ 1.12
June 30 .....................   166,418       5,328        3,224          .20
September 30 ................   165,831      10,837        9,539          .58
December 31 .................   153,673       7,169       19,762         1.21

  2000
  ----
March 31 ....................  $177,950    $ 24,286     $ 18,114       $ 1.07
June 30 .....................   160,926      13,757        7,827          .47
September 30 ................   167,897      20,735       14,496          .87
December 31 .................   243,113      19,685       10,536          .64

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CENTRAL HUDSON

         Selected financial data for each quarterly period within 2001 and 2000 are presented below:




                                                           Income
                                                       Available for
                               Operating    Operating     Common
                                Revenues     Income        Stock
                               ------------ ---------   ------------
                                            (In Thousands)
                               ---------------------------------------
Quarter Ended:

  2001
  ----
March 31 ......................  $168,868    $ 19,451     $ 11,807
June 30 .......................   129,614       8,667        2,118
September 30 ..................   130,311      12,341        9,245
December 31 ...................   110,340       8,876       17,778


  2000
  ----
March 31 ......................  $158,980    $ 24,532     $ 18,091
June 30 .......................   146,138      14,393        8,753
September 30 ..................   154,366      18,944       12,988
December 31 ...................   179,375      17,390        9,533

SCHEDULE II  - RESERVES - ENERGY GROUP

                                                             ADDITIONS
                                                        --------------------                        PAYMENTS             BALANCE
                                           BALANCE AT          CHARGED TO           CHARGED TO       CHARGED              AT END
                                           BEGINNING           COST AND              OTHER              TO                  OF
DESCRIPTION                                OF PERIOD           EXPENSES             ACCOUNTS         RESERVES             PERIOD
-----------                                ---------           --------            ----------        --------             -------
YEAR ENDED DECEMBER 31, 2001

Operating Reserves .............          $4,754,783          $  736,029          $  819,000          $ 1,456,818       $ 4,852,994
                                          ==========          ==========          ==========          ===========       ============
Reserve for Uncollectible
 Accounts ......................          $3,400,000          $3,912,893          $       --          $ 3,512,893       $ 3,800,000
                                          ==========          ==========          ==========          ===========       ============
YEAR ENDED DECEMBER 31, 2000
Operating Reserves .............          $6,293,658          $2,752,777          $1,585,500          $ 5,877,152       $ 4,754,783
                                          ==========          ==========          ==========          ===========       ============
Reserve for Uncollectible
 Accounts ......................          $3,200,000          $4,050,000          $       --          $ 3,850,000       $ 3,400,000
                                          ==========          ==========          ==========          ===========       ============
YEAR ENDED DECEMBER 31, 1999

Operating Reserves .............          $5,994,600          $2,158,546          $  520,700          $ 2,380,188       $ 6,293,658
                                          ==========          ==========          ==========          ===========       ============
Reserve for Uncollectible
 Accounts ......................          $2,600,000          $3,172,556          $       --          $ 2,572,556       $ 3,200,000
                                          ==========          ==========          ==========          ===========       ============

SCHEDULE II  - RESERVES - CENTRAL HUDSON



YEAR ENDED DECEMBER 31, 2001


                                                             ADDITIONS
                                                        --------------------                      PAYMENTS         BALANCE
                                           BALANCE AT         CHARGED TO          CHARGED TO       CHARGED          AT END
                                           BEGINNING           COST AND             OTHER             TO              OF
DESCRIPTION                                OF PERIOD           EXPENSES            ACCOUNTS        RESERVES         PERIOD
-----------                                ---------           --------           ----------       --------         -------
Operating Reserves .............          $4,754,783          $  736,029          $  819,000     $1,456,818        $4,852,994
                                          ===========         ===========         ==========     ==========        ==========
Reserve for Uncollectible
 Accounts ......................          $2,500,000          $2,612,893          $       --     $2,812,893        $2,300,000
                                          ===========         ===========         ==========     ==========        ==========
YEAR ENDED DECEMBER 31, 2000

Operating Reserves .............          $6,293,658          $2,752,777          $1,585,500     $5,877,152        $4,754,783
                                          ===========         ===========         ==========     ==========        ==========
Reserve for Uncollectible
 Accounts ......................          $2,900,000          $3,350,000          $       --     $3,750,000        $2,500,000
                                          ===========         ===========         ==========     ==========        ==========
YEAR ENDED DECEMBER 31, 1999

Operating Reserves .............          $5,994,600          $2,158,546          $  520,700     $2,380,188        $6,293,658
                                          ===========         ===========         ==========     ==========        ==========
Reserve for Uncollectible
 Accounts ......................          $2,400,000          $2,972,556          $       --     $2,472,556        $2,900,000
                                          ===========         ===========         ==========     ==========        ==========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF ENERGY GROUP AND ITS SUBSIDIARIES

         The information on Directors of Energy Group required hereunder is as follows:


-------------------------------------------------------------------------------
                                       Year Joined
             Name               Age    the Board(6)      Term of Office
-------------------------------------------------------------------------------
Paul J. Ganci(2,4,5)             63      1989         Class III Director(7)
-------------------------------------------------------------------------------
Jack Effron(3,4,5)               68      1987         Class III Director(7)
-------------------------------------------------------------------------------
Frances D. Fergusson(1,3)        57      1993         Class II Director(8)
-------------------------------------------------------------------------------
Heinz K. Fridrich(1,2,4)         68      1988         Class III Director(7)
-------------------------------------------------------------------------------
Edward F. X. Gallagher(1,5)      68      1984         Class I Director(9)
-------------------------------------------------------------------------------
Stanley J. Grubel(2,3)           59      1999         Class II Director(8)
-------------------------------------------------------------------------------
John E. Mack III(4,5)            67      1981         Class II Director(8)
-------------------------------------------------------------------------------
Steven M. Fetter                 50      2002         Unclassified Director(10)
-------------------------------------------------------------------------------
Steven V. Lant                   44      2002         Unclassified Director(10)
-------------------------------------------------------------------------------

---------------

(1)  Member, Audit Committee of the Board of Directors.
(2)  Member, Business Development Committee of the Board of Directors.
(3)  Member, Compensation and Succession Committee of the Board of Directors.
(4)  Member, Executive Committee of the Board of Directors.
(5)  Member, Finance Committee of the Board of Directors.
(6)  Years prior to 1999 reflect Directorships of Central Hudson.
(7)  Term expires at Annual Meeting of Shareholders in 2003.
(8) Term expires at Annual Meeting of Shareholders in 2002. Mr. Grubel is a Nominee for re-election as a Director at that Meeting. Ms. Fergusson and Mr. Mack are not standing for re-election.
(9)  Term expires at Annual Meeting of Shareholders in 2004.
(10) Messrs. Fetter and Lant are standing for election at the Annual Meeting of Shareholders as Class II and Class I Directors, respectively.

OFFICERS OF THE BOARD:

Paul J. Ganci
Chairman of the Board and the Executive Committee

Heinz K. Fridrich
Vice Chairman of the Board and Chairman of the Audit Committee

Jack Effron
Chairman of the Compensation Committee

Stanley J. Grubel
Chairman of the Business Development Committee

John E. Mack III
Chairman of the Finance Committee

     The information on those directors of Energy Group standing for election by shareholders at the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated by reference to the caption "Proposal - Election of Directors" in Energy Group's definitive proxy statement, dated March 1, 2002, and to be used in connection with the Annual Meeting, which proxy statement will be submitted to the Securities and Exchange Commission ("SEC") pursuant to that Commission's Regulation S-T.

     The information on the executive officers of Energy Group required hereunder is incorporated by reference to Item 1 hereof, under the caption "Executive Officers."

         ITEM 11 - EXECUTIVE COMPENSATION

         The information required hereunder for directors and executives of Energy Group is incorporated by reference to Energy Group's definitive proxy statement, dated March 1, 2002, and to be used in connection with its Annual Meeting of Shareholders to be held on April 23, 2002.

         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

         The information required hereunder regarding equity ownership in Energy Group by its Directors and executive officers is incorporated by reference to the caption "Security Ownership of Directors and Officers" in Energy Group's definitive proxy statement, dated March 1, 2002, and to be used in connection with its Annual Meeting of Shareholders to be held on April 23, 2002.

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

    DESCRIPTION IN THE EXHIBIT LIST AND EXHIBIT NOS. FOR THIS REPORT

    Energy Group's Stock Plan for Outside Directors.(Exhibits (10) (iii) 7)

    Energy Group's Supplementary Retirement Plan. (Exhibits (10)
    (iii) 11 and 23)

    Central Hudson's Retirement Benefit Restoration Plan. (Exhibits (10)
    (iii) 12 and 24)

    Form of Employment Agreement for all officers of Energy Group and its subsidiary companies. (Exhibits (10) (iii) 13)

    Employment Agreement between Paul J. Ganci and Energy Group.(Exhibit (10)
    (iii) 16)

    Energy Group's Change of Control Severance Policy.(Exhibits (10)
    (iii) 6 and 15)

    Central Hudson's Savings Incentive Plan. (Exhibits (10) (iii)
    1, 2, 3, 14, 18, 19  and 21)

    Energy Group's Long-Term Performance-Based Incentive Plan. (Exhibit (10)
    (iii) 10, 17 and 20)

    Energy Group's Directors and Executives Deferred Compensation Plan. (Exhibits (10) (iii) 8, 9 and 22)

(b)  REPORTS ON FORM 8-K

     During the last quarter of the period covered by this Report and including the period to the date hereof, the following Reports on Form 8-K were filed by Energy Group and/or Central Hudson:

     1. Report dated October 26, 2001 of Central Hudson describing the actions of the PSC in (i) approving the sale of the interests of certain of the cotenant owners in the Nine Mile 2 Plant and (ii) issuing its order in Central Hudson's rate proceeding.

     2. Reports each dated November 13, 2001, for Energy Group and Central Hudson relating to the sale of Central Hudson's interest in the Nine Mile 2 Plant to Constellation Nuclear LLC.

     3. Report dated December 26, 2001 for Energy Group relating to the proposed sale of CH Resources to WPS Power Development, Inc.

     4. Report dated January 15, 2002 of Energy Group relating to Energy Group's projected earnings for 2001.

(c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         Incorporated herein by reference to subpart (a)-3 of Item 14, above.

(d) FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X WHICH IS EXCLUDED FROM ENERGY GROUP'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

          Not applicable, see Item 8 hereof.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CH ENERGY GROUP, INC.

                                            By        /s/ PAUL J. GANCI
                                              ---------------------------------
                                                         Paul J. Ganci
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Dated:  February 15, 2002

                                            CENTRAL HUDSON GAS & ELECTRIC
                                                           CORPORATION

                                            By        /s/ PAUL J. GANCI
                                              ---------------------------------
                                                         Paul J. Ganci
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated:   February 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:


         SIGNATURE                                         TITLE                              DATE
         ---------                                         ------                             ----
(a) Principal Executive
      Officer or Officers:

/s/ PAUL J. GANCI
------------------------
(Paul J. Ganci)                                   Chairman of the
                                                  Board and Chief
                                                  Executive Officer of
                                                  CH Energy Group, Inc.
                                                  and Central Hudson Gas
                                                  & Electric Corporation                February 15, 2002

(b) Principal Accounting
         Officer:

/s/ DONNA S. DOYLE
------------------------
(Donna S. Doyle)                                  Vice President -
                                                  Accounting and
                                                  Controller of
                                                  CH Energy Group, Inc.
                                                  and Central Hudson Gas
                                                  & Electric Corporation                February 15, 2002

(c) Chief Financial
     Officer:

/s/ STEVEN V. LANT
--------------------------
(Steven V. Lant)                                  Chief Financial Officer of            February 15, 2002
                                                  CH Energy Group, Inc.
                                                  and Central Hudson Gas
                                                  & Electric Corporation

                                      109

(d) A majority of Directors of CH Energy Group, Inc.:

Jack Effron*, Frances D. Fergusson*,
Heinz K. Fridrich*, Edward F.X.Gallagher*,
Paul J. Ganci*, Stanley J. Grubel*, John E.
Mack III*, and Steven V. Lant*, Directors


By  /s/ PAUL J. GANCI
   ----------------------------------
     (Paul J. Ganci)                                      February 15, 2002


(e) A majority of Directors of Central Hudson Gas &
     Electric Corporation :

Paul J. Ganci*, Carl E. Meyer*, Steven V. Lant*, and Arthur R. Upright*, Directors


By  /s/ PAUL J. GANCI
   ----------------------------------
     (Paul J. Ganci)                                      February 15, 2002



----------------

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

                                  EXHIBIT INDEX

       Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference (1):

  Exhibit No.
(Regulation S-K
   Item 601
  Designation)                Exhibits
  ------------                --------

(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession:

       (i) Certificate of Exchange of Shares of Central Hudson Gas & Electric Corporation, subject corporation, for shares of CH Energy Group, Inc., acquiring corporation, under Section 913 of the Business Corporation Law of the State of New York. ((45); Exhibit 2(i))

       (ii) Agreement and Plan of Exchange by and between Central Hudson Gas & Electric Corporation and CH Energy Group, Inc. ((39; Exhibit 2.1)

(3)    Articles of Incorporation and Bylaws:

       (i) Restated Certificate of Incorporation of CH Energy Group, Inc. under Section 807 of the Business Corporation Law, filed November 12, 1998. ((37); Exhibit (3)1)

       (ii) By-laws of CH Energy Group, Inc. in effect on the date of this Report. ((45), Exhibit (3)(ii))

       (iii) Restated Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 807 of the Business Corporation Law. ((18); Exhibit (3)1)

----------
       (1) Exhibits which are incorporated by reference to other filings are followed by information contained in parentheses, as follows: The first reference in the parenthesis is a numeral, corresponding to a numeral set forth in the Notes which follow this Exhibit list, which identifies the prior filing in which the Exhibit was physically filed; and the second reference in the parenthesis is to the specific document in that prior filing in which the Exhibit appears.

       (iv) Certificate of Amendment to the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law. ((18); Exhibit (3)2)

       (v) Certificate of Amendment to the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law. ((18); Exhibit (3)3)

       (vi) By-laws of Central Hudson Gas & Electric Corporation in effect on the date of this Report.

(4) Instruments defining the rights of security holders, including indentures (see also Exhibits (3)(i)and (ii) above):

       *(ii)  1--    Indenture dated January 1, 1927 between Central Hudson Gas
                     & Electric Corporation ("Central Hudson") and American
                     Exchange Irving Trust Company, as Trustee. ((2); Exhibit
                     (4)(ii)1)

       *(ii)  2--    Fourth Supplemental Indenture dated March 1, 1941 between
                     Central Hudson and Irving Trust Company, as Trustee. ((2);
                     Exhibit (4)(ii)5)

       *(ii)  3--    Fifth Supplemental Indenture dated December 1, 1950 between
                     Central Hudson and Irving Trust Company, as Trustee. ((2);
                     Exhibit (4)(ii)6)

       (ii)   4--    Ninth Supplemental Indenture dated December 1, 1967 between
                     Central Hudson and Irving Trust Company, as Trustee. ((2);
                     Exhibit (4)(ii)10)

       (ii)   5--    Twenty-Seventh Supplemental Indenture dated as of May 15,
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

       (ii)   6--    Discharge, release and cancellation of Indenture of
                     Mortgage, dated November 6,

                     2001, from the Bank of New York, as Trustee.

       (ii)   7--    Indenture, dated as of April 1, 1992, between Central
                     Hudson and Morgan Guaranty Trust Company of New York, as
                     Trustee related to unsecured Medium-Term Notes. ((7);
                     Exhibit (4)(ii)29)

       (ii)   8--    Prospectus Supplement Dated May 28, 1992 (To Prospectus
                     Dated April 13, 1992) relating to $125,000,000 principal amount of Medium-Term Notes, Series A, and the Prospectus
                     Dated April 13, 1992, relating to $125,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624. ((8)(a)), and, as applicable to a tranche of such Medium-Term Notes, set forth in Pricing Supplement No. 1, Dated June 26, 1992 (To
                     Prospectus Dated April 13, 1992, as supplemented by a
                     Prospectus Supplement Dated May 28, 1992) filed pursuant to
                     Rule 424(b) in connection with Registration Statement No.
                     33-46624. ((8)(b)).

       (ii)   9--    Prospectus Supplement Dated January 8, 1999 (To Prospectus
                     Dated January 7, 1999) relating to $110,000,000 principal amount of Medium-Term Notes, Series C, and the Prospectus
                     Dated January 7, 1999, relating to $110,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349.
                     ((36)(a)), and, as applicable to a tranche of such Medium-Term Notes, set forth in Pricing Supplement No. 1,
                     Dated January 12, 1999 (To Prospectus Dated January 7,
                     1999, as supplemented by a Prospectus Supplement Dated
                     January 8, 1999) filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and
                     33-56349. ((36)(b))

       (ii)   10--   Central Hudson and another subsidiary of Energy Group have entered into certain other instruments with respect to long-term debt. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of Energy Group and its other subsidiaries or Central Hudson, as the case may be, each on a consolidated basis. Energy Group and Central Hudson agree to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of Central
                     Hudson and such other subsidiary.

(10)   Material contracts:

       (i)    1--    Agreement dated April 27, 1973 between Central Hudson and
                     the Power Authority of the State of New York. ((11);
                     Exhibit 5.19)

       (i)    2--    Assignment and Assumption dated as of October 24, 1975
                     between Central Hudson and New York State Electric & Gas
                     Corporation. ((12); Exhibit 5.25)

       (i)    3--    Amendment to Assignment and Assumption dated October 30,
                     1978 between Central Hudson and New York State Electric &
                     Gas Corporation. ((3); Exhibit 5.34)

       (i)    4--    Agreement dated April 2, 1980 by and between Central Hudson and the Power Authority of the State of New York. ((2);
                     Exhibit (10)(i)24)

       (i)    5--    Transmission Agreement, dated October 25, 1983, between
                     Central Hudson and Niagara Mohawk Power Corporation. ((2);
                     Exhibit (10)(i)30)

       (i)    6--    Underground Storage Service Agreement, dated June 30, 1982, between Central Hudson and Penn-York Energy Corporation.
                     ((2); Exhibit (10)(i)32)

       (i)    7--    Interruptible Transmission Service Agreement, dated
                     December 20, 1983, between Central Hudson and Power
                     Authority of the State of New York. ((2); Exhibit
                     (10)(i)33)

       (i)    8--    Agreement, dated December 7, 1983, between Central Hudson
                     and the Power Authority of
                     the State of New York. ((2); Exhibit (10)(i)34)

       (i)    9--    General Joint Use Pole Agreement between Central Hudson and the New York Telephone Company effective January 1, 1986
                     (not including the Administrative and Operating Practices provisions thereof). ((2); Exhibit (10)(i)37)

       (i)    10--   Agreement, dated June 3, 1985, between Central Hudson,
                     Consolidated Edison Company of New York, Inc. and the Power
                     Authority of the State of New York relating to Marcy South
                     Real Estate - East Fishkill, New York. ((2); Exhibit
                     (10)(i)38)

       (i)    11--   Agreement, dated June 11, 1985, between Central Hudson and the Power Authority of the State of New York relating to Marcy South Substation - East Fishkill, New York. ((2);
                     Exhibit (10)(i)39)

       (i)    12--   Memorandum of Understanding, dated as of March 22, 1988, by and among Central Hudson, Alberta Northeast Gas, Limited, the Brooklyn Union Gas Company, New Jersey Natural Gas
                     Company and Connecticut Natural Gas Corporation. ((17);
                     Exhibit (10)(i)98)

       (i)    13--   Agreement, effective as of November 1, 1989, between
                     Columbia Gas Transmission Corporation and Central Hudson.
                     ((19); Exhibit (10)(i)75)

       (i)    14--   Agreement, dated as of November 1, 1989, between Columbia
                     Gas Transmission Corporation and Central Hudson. ((19);
                     Exhibit (10)(i)77)

       (i)    15--   Agreement, dated as of November 1, 1989, between Columbia
                     Gas Transmission Corporation and Central Hudson. ((19);
                     Exhibit (10)(i)78)

       (i)    16--   Agreement, dated as of November 1, 1989, between Columbia
                     Gulf Transmission Company and Central Hudson. ((19);
                     Exhibit (10)(i)79)

       (i)    17--   Agreement, dated October 9, 1990, between Texas Eastern
                     Transmission Corporation and Central Hudson. ((19); Exhibit
                     (10)(i)80)

       (i)    18--   Agreement, dated July 2, 1990, between Texas Eastern
                     Transmission Corporation and Central Hudson. ((19); Exhibit
                     (10)(i)81)

       (i)    19--   Agreement, dated December 28, 1989, between Texas Eastern
                     Transmission Corporation and Central Hudson. ((19); Exhibit
                     (10)(i)82)

       (i)    20--   Agreement, dated December 28, 1989, between Texas Eastern
                     Transmission Corporation and Central Hudson. ((19); Exhibit
                     (10)(i)83)

       (i)    21--   Agreement, dated November 3, 1989, between Texas Eastern
                     Transmission Corporation and Central Hudson. ((19); Exhibit
                     (10)(i)84)

       (i)    22--   Agreement, dated September 4, 1990, between Algonquin Gas
                     Transmission Company and Central Hudson. ((19); Exhibit
                     (10)(i)87)

       (i)    23--   Storage Service Agreement, dated July 1, 1989, between CNG
                     Transmission Corporation and Central Hudson. ((19); Exhibit
                     (10)(i)91)

       (i)    24--   Agreement dated as of February 7, 1991 between Central
                     Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ATCOR Ltd. to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit
                     (10)(i)92)

       (i)    25--   Agreement dated as of February 7, 1991 between Central
                     Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from AEC Oil and Gas Company, a Division of Alberta Energy Company, Ltd. to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit
                     (10)(i)93)

       (i)    26--   Agreement dated as of February 7, 1991 between Central
                     Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from ProGas Limited to be delivered on the Iroquois Gas

                     Transmission System. ((19); Exhibit (10)(i)94)

       (i)    27--   Agreement No. 2 dated as of February 7, 1991 between
                     Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines
                     Limited under Precedent Agreement No. 2 to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit
                     (10)(i)95)

       (i)    28--   Agreement No. 1 dated as of February 7, 1991 between
                     Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines
                     Limited under Precedent Agreement No. 1 to be delivered on the Iroquois Gas Transmission System. ((19); Exhibit
                     (10)(i)96)

       (i)    29--   Agreement dated as of February 7, 1991 between Central
                     Hudson and Iroquois Gas Transmission System to transport gas imported by Alberta Northeast Gas, Limited to Central
                     Hudson. ((19); Exhibit (10)(i)97)

       (i)    30--   Service Agreement, dated September 30, 1986, between
                     Central Hudson and Algonquin Gas Transmission Company, for firm storage transportation under Rate Schedule SS-III.
                     ((20); Exhibit (10)(i)95)

       (i)    31--   Service Agreement, dated March 12, 1991, between Central
                     Hudson and Algonquin Gas Transmission Company, for firm transportation of 5,056 dth. of Texas Eastern Transmission
                     Corporation incremental volume. ((20); Exhibit (10)(i)99)

       (i)    32--   Agreement, dated December 28, 1990 and effective February
                     5, 1991, between Central Hudson and National Fuel Gas
                     Supply Corporation for interruptible transportation. ((20);
                     Exhibit (10)(i)100)

       (i)    33--   Utility Services Contract, effective October 1, 1991,
                     between Central Hudson and the U.S. Department of the Army, for the provision of natural gas service to the U.S. Military
                     Academy at West Point and Stewart Army Subpost, together with an Amendment thereto, effective October 10, 1991.
                     ((20); Exhibit (10)(i)101)

       (i)    34--   Service Agreement, effective December 1, 1990, between
                     Central Hudson and Texas Eastern Transmission Corporation, for firm transportation service under Rate Schedule FT-1.
                     ((20); Exhibit (10)(i)103)

       (i)    35--   Service Agreement, dated February 25, 1991, between Central
                     Hudson and Texas Eastern Transmission Corporation, for incremental 5,056 dth. under Rate Schedule CD-1. ((20);
                     Exhibit (10)(i)104)

       (i)    36--   Service Agreement, dated January 7, 1992, between Central
                     Hudson and Texas Eastern Transmission Corporation, for the firm transportation of 6,000 dth./day under Rate Schedule
                     FTS-5. ((20); Exhibit (10)(i)106)

       (i)    37--   Agreement dated as of July 1, 1992 between Central Hudson
                     and Tennessee Gas Pipeline Company for storage of natural gas. ((21); Exhibit (10)(i)114)

       (i)    38--   Agreement dated as of July 1, 1992 between Central Hudson
                     and Tennessee Gas Pipeline Company for firm transportation periods. ((21); Exhibit (10)(i)115)

       (i)    39--   Agreement, dated November 1, 1990, between Tennessee Gas
                     Pipeline and Central Hudson for transportation of third-party gas for injection into and withdrawal from Penn
                     York storage. ((2); Exhibit (10)(i)100)

       (i)    40--   Agreement, dated December 1, 1991, between Central Hudson
                     and Iroquois Gas Transmission System for interruptible gas transportation service. ((2); Exhibit (10)(i)101)

       (i)    41--   Letter Agreement, dated August 24, 1992, between Central
                     Hudson and Iroquois Gas Transmission System amending that certain Agreement, dated December 1, 1991 between said parties for interruptible gas transportation service. ((19); Exhibit (10)(i)102)

       (i)    42--   Gas Transportation Agreement, dated as of September 1,
                     1993, by and between Tennessee Gas Pipeline Company and
                     Central Hudson. ((1); Exhibit(10)(i)108)

       (i)    43--   Agreement, dated as of May 20, 1993, between Central Hudson and New York State Electric & Gas Corporation. ((24);
                     Exhibit (10)(i)93)

       (i)    44--   Agreement for the Sale and Purchase of Coal, dated as of
                     December 1, 1996, among Central Hudson, Inter-American Coal
                     N.V. and Inter-American Coal, Inc. [Certain portions of the agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((30);
                     Exhibit (10)(i)107)

       (i)    45--   Amended and Restated Settlement Agreement, dated January 2,
                     1998, among Central Hudson, the Staff of the Public Service
                     Commission of the State of New York and the New York State
                     Department of Economic Development. ((32); Exhibit
                     (10)(i)112)

       (i)    46--   Amendment, dated as of November 1, 1997, to the Agreement
                     for the Sale and Purchase of Coal, dated December 1, 1996, among Central Hudson, Inter-American Coal N.V. and
                     Inter-American Coal, Inc. [Certain portions of said
                     Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange
                     Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((33); Exhibit
                     (10)(i)113)

       (i)    47--   Modification to the Amended and Restated Settlement
                     Agreement, dated February 26, 1998, signed by Central
                     Hudson, the Staff of the Public Service Commission of the State of New York, the New York State

                     Consumer Protection Board and Pace Energy Project. ((34); Exhibit (10)(i)115)

       (i)    48--   Amendment II, dated as of November 1, 1998, to the
                     Agreement for the Sale and Purchase of Coal, dated December
                     1, 1996, among Central Hudson, Inter-American Coal N.V. and
                     Inter-American Coal, Inc. [Certain portions of said
                     Amendment setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((40);
                     Exhibit (10)(i)80)

       (i)    49--   Participation Agreement, dated as of June 1, 1977 by and
                     between New York State Energy Research and Development
                     Authority and Central Hudson. ((45); Exhibit (10)(i)67)

       (i)    50--   Agreement, dated as of November 1, 1998, between Central
                     Hudson and Glencore Ltd., for the Sale and Purchase of Coal. [Certain portions of said Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((40); Exhibit (10)(i)81)

       (i)    51--   Participation Agreement, dated as of December 1, 1998, by
                     and between New York State Energy Research and Development
                     Authority and Central Hudson. ((40); Exhibit (10)(i)82)

       (i)    52--   Participation Agreement, dated as of July 15, 1999, by and between New York State Energy Research and Development
                     Authority and Central Hudson. ((45); Exhibit (10)(i)66)

       (i)    53--   Participation Agreement, dated as of August 1, 1999, by and between New York State Energy Research and Development
                     Authority and Central Hudson. ((45); Exhibit (10)(i)67)

       (i)    54--   Agreement, dated April 1, 1999, between Central Hudson and
                     Arch Coal Sales Company, Inc. for the Sale and Purchase of
                     Coal. [Certain portions of the Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.] ((38); Exhibit (10)(i)89)

       (i)    55--   Amendment No. 3, dated as of November 1, 1999, to the
                     Agreement for the Sale and Purchase of Coal, dated December
                     1, 1996, between Central Hudson and Inter-American Coal,
                     Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said
                     Commission.] ((41); Exhibit (10)(i)88)

       (i)    56--   Amendment No. 1, dated as of November 1, 1999, to the
                     Agreement for the Sale and Purchase of Coal, dated November
                     1, 1998, between Central Hudson and Glencore, Ltd. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.]
                     ((41); Exhibit (10)(i)89)

       (i)    57--   Amendment No. 1, dated as of November 1, 1999, to the
                     Agreement for the Sale and Purchase of Coal, dated April 1,
                     1999 between Central Hudson and Arch Coal. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.]
                     ((41); Exhibit (10)(i)90)

       (i)    58--   Asset Purchase and Sale Agreement, dated August 7, 2000, by and among Central Hudson, Consolidated Edison Company of
                     New York, Inc., Niagara Mohawk Power

                     Corporation and Dynegy Power Corp. ((44); Exhibit
                     (10)(i)93)

       (i)    59--   Asset Purchase and Sale Agreement, dated August 7, 2000, by and between Central Hudson and Dynegy Power Corp. ((44);
                     Exhibit (10)(i)94)

       (i)    60--   Purchase Price Agreement, dated August 7, 2000, among
                     Central Hudson, Consolidated Edison Company of New York,
                     Inc., Niagara Mohawk Power Corporation and Dynegy Power
                     Corp. ((44); Exhibit (10)(i)95)

       (i)    61--   Guarantee Agreement, dated August 7, 2000, among Central
                     Hudson, Consolidated Edison Company of New York, Inc.,
                     Niagara Mohawk Power Corporation and Dynegy Holdings, Inc.
                     ((44); Exhibit (10)(i)96)

       (i)    62--   Nine Mile Point Unit 2 Nuclear Generating Facility Asset
                     Purchase Agreement, dated as of December 11, 2000, by and among Central Hudson, Niagara Mohawk Power Corporation, New
                     York State Electric & Gas Corporation, Rochester Gas and
                     Electric Corporation, Constellation Energy Group, Inc. and
                     Constellation Nuclear LLC. ((45); Exhibit (10)(i)(79))

       (i)    63--   Power Purchase Agreement, dated as of December 11, 2000, by and between Constellation Nuclear, LLC and Central Hudson.
                     ((45); Exhibit (10)(i)(80))

       (i)    64--   Revenue Sharing Agreement, dated as of December 11, 2000,
                     by and between Constellation Nuclear LLC and Central
                     Hudson. ((45); Exhibit (10)(i)(84))

       (i)    65--   Transition Power Agreement, dated January 30, 2001, by and between Central Hudson and Dynegy Power Marketing, Inc.
                     ((45); Exhibit (10)(i)(82))

       (i)    66--   Amended and Restated Credit Agreement, dated July 10, 2000, among CH Energy Group, Inc., ("Energy Group") certain lenders described therein and Banc One, N.A., as administrative Agent. ((43); Exhibit (10)(i)92)

       (i)    67--   Amendment II, dated as of December 22, 2000, to the
                     Agreement for the Sale and Purchase of Coal, dated April 1,
                     1999, between Central Hudson and Arch Coal Sales Company,
                     Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said
                     Commission.] ((45); Exhibit (10)(i)(84))

       (i)    68--   Amendment IV, dated as of December 29, 2000, to the
                     Agreement for the Sale and Purchase of Coal made as of December 1, 1996, between Central Hudson and Inter-American
                     Coal N.V. and Inter-American Coal, Inc. [Certain portions of said Amendment set forth and relate to pricing provisions and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under the rules of said Commission.]
                     ((45); Exhibit (10)(i)(85))

       (i)    69--   Stock Purchase Agreement, dated December 21, 2001 between
                     Central Hudson Energy Services, Inc. and WPS Power
                     Development, Inc.

       (i)    70--   Letter Agreement, dated December 21, 2001, between Central
                     Hudson Enterprises Corporation and WPS Power Development,
                     Inc.

       (i)    71--   [reserved]

       (i)    72--   Letter Agreement, dated July 3, 2001 between Central Hudson and Dynegy.

       (iii)  1--    Agreement, made March 14, 1994, by and between Central
                     Hudson and Mellon Bank, N.A., amending and restating, effective April 1, 1994, Central Hudson's Savings Incentive
                     Plan and related Trust Agreement with The Bank of New York.
                     ((25); Exhibit (10)(iii)18)

       (iii)  2--    Amendment 1, dated July 22, 1994 (effective April 1, 1994)
                     to the Amended and Restated Savings Incentive Plan of
                     Central Hudson. ((26); Exhibit (10)(iii)19)

       (iii)  3--    Amendment 2, dated December 16, 1994 (effective January 1,
                     1995) to the Amended and Restated Savings Incentive Plan of
                     Central Hudson, as amended. ((26); Exhibit (10)(iii)20)

       (iii)  4--    Management Incentive Program of Central Hudson, effective
                     April 1, 1994. ((30); Exhibit (10)(iii)23)

       (iii)  5--    Amendment, dated July 25, 1997, to the Management Incentive
                     Program of Central Hudson, effective August 1, 1997. ((33);
                     Exhibit (10)(iii)24)

       (iii)  6--    CH Energy Group, Inc. Change-of-Control Severance Policy,
                     effective December 1, 1998. ((40); Exhibit (10)(iii)14)

       (iii)  7--    Amended and Restated Stock Plan for Outside Directors of CH
                     Energy Group, Inc. effective December 15, 1999. ((41);
                     Exhibit (10)(iii)21).

       (iii)  8--    CH Energy Group, Inc. Directors and Executives Deferred
                     Compensation Plan effective January 1, 2000. ((41); Exhibit
                     (10)(iii)25)

       (iii)  9--    Trust and Agency Agreement, dated December 15, 1999 and
                     effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation's Directors and Executives Deferred Compensation Plan. ((41); Exhibit
                     (10)(iii)26)

       (iii)  10--   Long-Term Performance-Based Incentive Plan of CH Energy
                     Group, Inc. effective January 1, 2000. ((41); Exhibit
                     (10)(iii)27)

       (iii)  11--   CH Energy Group, Inc. Supplementary Retirement Plan,
                     effective December 15, 1999, being an amendment and restatement of the Central Hudson Executive Deferred
                     Compensation Plan as assigned to CH Energy Group, Inc.
                     ((43); Exhibit (10)(ii)29)

       (iii)  12--   Amendment to and Restatement of Central Hudson's Retirement
                     Benefit Restoration Plan, effective as of January 1, 2000.
                     ((43); Exhibit (10)(iii)30)

       (iii)  13--   Form of Employment Agreement for all officers of CH Energy
                     Group, Inc. and its subsidiary companies.

       (iii)  14--   Amendment Number Three to the Central Hudson Savings
                     Incentive Plan, effective January 1, 2001. ((45); Exhibit
                     (10)(iii)32)

       (iii)  15--   Amendment to the CH Energy Group, Inc. Change-of-Control
                     Severance Policy, effective August 1, 2000. ((45); Exhibit
                     (10)(iii)33)

       (iii)  16--   Employment Agreement, dated September 28, 2001, between CH
                     Energy Group, Inc. and Paul J. Ganci.

       (iii)  17--   Amendment, effective January 1, 2001, to Energy Group's
                     Long-Term Performance-Based Incentive Plan. ((46); Exhibit
                     (10)(iii)1)

       (iii)  18--   Amendment and Restatement, dated October 1, 2001, of the
                     Central Hudson Savings Incentive Plan.

       (iii)  19--   Form of Trust Agreement, effective as of October 1, 2001,
                     between Central Hudson and ING National Trust, as successor
                     Trustee under the Central Hudson Savings Incentive Plan.

       (iii)  20--   Amendment No. 2, effective January 1, 2002, to Energy
                     Group's Long-Term Performance-Based Incentive Plan.

       (iii)  21--   Form of Supplemental Participation Agreement, dated October
                     21, 2001, among Central Hudson Enterprises Corporation,
                     Central Hudson and ING National Trust re: Central Hudson
                     Savings Incentive Plan.

       (iii)  22--   Amendment to CH Energy Group, Inc. Directors and Executives
                     Deferred Compensation Plan effective July 1, 2001.

       (iii)  23--   Amendment and restatement of CH Energy Group, Inc.
                     Supplementary Retirement Plan, effective July 1, 2001.

       (iii)  24--   Amendment and restatement of Central Hudson Gas & Electric
                     Corporation Retirement Benefit Restoration Plan effective
                     June 22, 2001.

(12)(i)-- CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

(12)(ii)-- Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(21) --    Subsidiaries of Energy Group and Central Hudson:

                                State or other      Name under which
                                Jurisdiction of     Subsidiary conducts
Name of Subsidiary              Incorporation       Business
-----------------               --------------      ----------------------------

Central Hudson Gas                New York          Central Hudson Gas &
& Electric Corporation                              Electric Corporation

Central Hudson Energy             New York          Central Hudson Energy
Services, Inc.                                      Services, Inc.

Phoenix Development               New York          Phoenix Development
Company, Inc.                                       Company, Inc.

Greene Point                      New York          Greene Point
Development Corporation                             Development Corporation

CH Resources, Inc.                New York          CH Resources, Inc.

CH Syracuse                       New York          CH Syracuse Properties, Inc.
Properties, Inc.

CH Niagara                        New York          CH Niagara Properties, Inc.
Properties, Inc.

Central Hudson                    New York          Central Hudson
Enterprises Corporation                             Enterprises Corporation

SCASCO, Inc.                      Connecticut       SCASCO, Inc.

Prime Industrial                  New York          Prime Industrial Energy
Energy Services, Inc.                               Services, Inc.

Griffith Energy                   New York          Griffith Energy
Services, Inc.                                      Services, Inc.


(23)-- Consent of Experts:

       The consent of PricewaterhouseCoopers LLP.

(24)-- Powers of Attorney:

       (i)    1--    Powers of Attorney for each of the directors comprising a
                     majority of the Board of Directors of Energy Group authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci.

       (i)    2--    Powers of Attorney for each of the directors comprising a
                     majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci.

(99)-- Additional Exhibits:

       (i)    1--    Order on Consent signed on behalf of the New York State
                     Department of Environmental Conservation and Central Hudson relating to Central Hudson's former manufactured gas site located in Newburgh, New York. ((28); Exhibit (99)(i)5)

       (i)    2--    Summary of principal terms of the Amended and Restated
                     Settlement Agreement, dated January 2, 1998, among Central
                     Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of
                     Economic Development. ((32); Exhibit 99(1))

       (i)    3--    Order of the Public Service Commission of the State of New
                     York, issued and effective February 19, 1998, adopting the terms of Central Hudson's Amended Settlement Agreement, subject to certain modifications and conditions. ((34);
                     Exhibit (10)(1))

       (i)    4--    Order of the Public Service Commission of the State of New
                     York, issued and effective June 30, 1998, explaining in greater detail and reaffirming its Abbreviated Order, issued and effective February 19, 1998, which February 19,
                     1998 Order modified, and as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among Central Hudson, the PSC Staff and others as part of the PSC's "Competitive Opportunities" proceeding
                     (ii) the Order, dated June 24, 1998, of the Federal Energy
                     Regulatory Commission conditionally authorizing the establishment of an Independent System Operator by the member systems of the New York Power Pool and (iii) disclosing, effective August 1, 1998, Paul J. Ganci's appointment by Central Hudson's Board of Directors as President and Chief Executive Officer and John E. Mack
                     III's (formerly Chairman of the Board and Chief Executive
                     Officer) continuation as Chairman of the Board. (35)

       (i)    5--    Order of the Public Service Commission of the State of New
                     York, issued and effective December 20, 2000, authorizing the transfer of the Danskammer Plant and the Roseton Plant.
                     ((45); Exhibit (99)(i)8)

       (i)    6--    Order of the Public Service Commission of the State of New
                     York, issued and effective January 25, 2001, clarifying prior Order relating to the approval of the transfer of the Danskammer Plant and the Roseton Plant. ((45); Exhibit
                     (99)(i)9)

       (i)    7--    Order of the PSC, issued and effective, October 26, 2001,
                     authorizing asset transfers of the Nine Mile 2 Plant.

       (i)    8--    Order of the PSC, issued and effective, September 27, 2001, authorizing new revolving credit facilities and a New
                     Medium Term Note Program for Central Hudson.

       (i)    9--    Order of the PSC, issued and effective October 25, 2001,
                     establishing new rates for Central Hudson.

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

       (4)           [Reserved]

       (5)           [Reserved]

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

       (9)           [Reserved]

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

       (11) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-50276.

       (12) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-54690.

       (13)          [Reserved]

       (14)          [Reserved]

       (15)          [Reserved]

       (16)          [Reserved]

       (17) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-3268).

       (18) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (File No. 1-3268).

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

       (22)          [Reserved]

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

       (27)          [Reserved]

       (28) Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-3268).

       (29)          [Reserved]

       (30) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-3268).

       (31)          [Reserved]

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

       (37) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 333-52797).

       (38) Incorporation herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 1-3268).

       (39) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K dated December 15, 1999 (File No. 1-3268)

       (40) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-3268).

       (41) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-52797).

       (42) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 0-30512).

       (43) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 0-30512).

       (44) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (File No. 0-30512).

       (45) Incorporated herein by reference to Energy Group's Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000 (File No. 0-30512).

       (46) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-30512).




* Exhibits preceded by an asterisk have heretofore been classified as basic documents under previous Rule 24(b) of the SEC Rules of Practice.