Form 10-K/A
period 2001-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP
filed 2002-02-28
CIK 18647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 ---------------

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended......................................December 31, 2001


                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission           Registrant, State of Incorporation       IRS Employer
File Number          Address and Telephone Number             Identification No.
-----------          ----------------------------             -----------------

0-30512              CH Energy Group, Inc.                    14-1804460
                     (Incorporated in New York)
                     284 South Avenue
                     Poughkeepsie, New York 12601-4879
                     (845) 452-2000

1-3268               Central Hudson Gas & Electric            14-0555980
                     Corporation
                     (Incorporated in New York)
                     284 South Avenue
                     Poughkeepsie, New York 12601-4879
                     (845) 452-2000

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

                        YES    X          NO
                            -------          --------

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

                             AMENDMENT TO FORM 10-K

      Amended Exhibit 12(i), the Computation of the Ratio of Earnings to Fixed Charges of CH Energy Group, Inc., is submitted as Exhibit (12)(i) hereto.

      Amended Exhibit 12(ii), the Computation of the Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends of Central Hudson Gas & Electric Corporation, is submitted as Exhibit (12)(ii) hereto.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CH ENERGY GROUP, INC.


                          By         /S/ PAUL J. GANCI
                            ----------------------------------------------
                                       Paul J. Ganci
                                 Chairman of the Board and
                                 Chief Executive Officer

Dated:  February 28, 2002

                          CENTRAL HUDSON GAS & ELECTRIC
                                     CORPORATION


                          By         /S/ PAUL J. GANCI
                            ----------------------------------------------
                                       Paul J. Ganci
                                 Chairman of the Board and
                                 Chief Executive Officer


Dated:   February 28, 2002

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-K/A:

     Exhibit No.
   Regulation s-K
      Item 601
     Designation                          Exhibit Description
  ---------------                         -------------------

        (12)(i)         CH Energy Group, Inc. Computation of the Ratio of
                           Earnings to Fixed Charges.

        (12)(ii)        Central Hudson Gas & Electric Corporation
                          Computation of the Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.