Form 10-Q
period 2002-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2002-11-13
CIK 18647, 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission        Registrant, State of Incorporation          IRS Employer
File Number       Address and Telephone Number                Identification No.
-----------       ----------------------------------          ------------------

0-30512           CH Energy Group, Inc.                       14-1804460
                  (Incorporated in New York)
                  284 South Avenue
                  Poughkeepsie, New York 12601-4879
                  (845) 452-2000

1-3268            Central Hudson Gas & Electric Corporation   14-0555980
                  (Incorporated in New York)
                  284 South Avenue
                  Poughkeepsie, New York 12601-4879
                  (845) 452-2000

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      As of the close of business on October 31, 2002, (i) CH Energy Group, Inc. had outstanding 16,180,600 shares of Common Stock ($.10 per share par value) and
(ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2).

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

         PART I - FINANCIAL INFORMATION                                     PAGE
                                                                            ----
Item 1 - Consolidated Financial Statements

            CH ENERGY GROUP, INC.
            Consolidated Statement of Income -
             Three Months Ended September 30, 2002 and 2001                   1

            Consolidated Statement of Income -
             Nine Months Ended September 30, 2002 and 2001                    2

            Consolidated Statement of Comprehensive Income
             Three Months Ended September 30, 2002 and 2001                   3

            Consolidated Statement of Comprehensive Income
             Nine Months Ended September 30, 2002 and 2001                    4

            Consolidated Balance Sheet - September 30, 2002
             and December 31, 2001                                            5

            Consolidated Statement of Cash Flows -
             Nine Months Ended  September 30, 2002 and 2001                   7

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            Consolidated Statement of Income -
             Three Months Ended September 30, 2002 and 2001                   8

            Consolidated Statement of Income -
             Nine Months Ended September 30, 2002 and 2001                    9

            Consolidated Statement of Comprehensive Income
             Three Months Ended September 30, 2002 and 2001                  10

            Consolidated Statement of Comprehensive Income
             Nine Months Ended  September 30, 2002 and 2001                  11

            Consolidated Balance Sheet - September 30, 2002
             and December 31, 2001                                           12

            Consolidated Statement of Cash Flows -
             Nine Months Ended September 30, 2002 and 2001                   14

                                      INDEX

         PART I - FINANCIAL INFORMATION                                     PAGE
                                                                            ----
Item 1 - Consolidated Financial Statements (Cont'd)

            Notes to Consolidated Financial Statements                       15

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       28

Item 3 - Quantitative and Qualitative Disclosure
         about Market Risk                                                   39

Item 4 - Controls and Procedures                                             39

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   40

Item 5 - Other Information                                                   40

Item 6 - Exhibits and Reports on Form 8-K                                    43

Signatures                                                                   45

Certifications                                                               46

Exhibit Index                                                                52

                     --------------------------------------

Filing Format

      This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"). Energy Group became the holding company for Central Hudson on December 15, 1999. Except where the content clearly indicates otherwise, any reference in this report to Energy Group includes all subsidiaries of Energy Group, including Central Hudson. Central Hudson makes no representation as to the information contained in this report in relation to Energy Group, and its subsidiaries other than Central Hudson and its subsidiary.

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                         For the 3 Months
                                                                        Ended September 30,
                                                                        2002          2001
                                                                      ---------    ---------
                                                                       (Thousands of Dollars)
Operating Revenues
  Electric ........................................................   $ 131,802    $ 119,039
  Gas .............................................................      12,846       11,272
  Unregulated subsidiary ..........................................      24,765       35,520
                                                                      ---------    ---------
      Total Operating Revenues ....................................     169,413      165,831
                                                                      ---------    ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ........................................      83,554       76,202
    Purchased natural gas .........................................       7,449        6,139
    Purchased petroleum ...........................................      14,469       12,823
    Other expenses of operation - regulated activities ............      22,773       23,502
    Other expenses of operation - unregulated subsidiary activities      11,867       11,660
  Depreciation and amortization ...................................       7,689        8,661
  Taxes, other than income tax ....................................      10,762       10,442
  Federal and State income taxes ..................................       4,224        5,565
                                                                      ---------    ---------
                                                                        162,787      154,994
                                                                      ---------    ---------

Operating Income ..................................................       6,626       10,837
                                                                      ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .............         118          104
  Federal and State income taxes ..................................         268          372
  Interest income .................................................       5,031        5,379
  Other - net .....................................................         800       (1,041)
                                                                      ---------    ---------
                                                                          6,217        4,814
                                                                      ---------    ---------

Income before Interest Charges ....................................      12,843       15,651
                                                                      ---------    ---------

Interest Charges
  Interest on mortgage bonds ......................................         534          669
  Interest on other long-term debt ................................       2,702        2,162
  Regulatory liabilities and other interest .......................       3,222        2,556
  Allowance for borrowed funds used during construction ...........         (62)         (82)
                                                                      ---------    ---------
                                                                          6,396        5,305

Net income from continuing operations .............................       6,447       10,346

Gain on disposal of discontinued operations, net of
  income tax of ($79) (Note 3) ....................................         115           --

Cumulative Preferred Stock Dividends of Central Hudson ............         451          807
                                                                      ---------    ---------

Net Income ........................................................       6,111        9,539
Dividends Declared on Common Stock ................................       8,776        8,835
                                                                      ---------    ---------

Balance Retained in the Business ..................................  ($   2,665)   $     704
                                                                      =========    =========

Common Stock:
    Average Shares Outstanding (000s) .............................      16,328       16,362

    Earnings Per Share (Basic and Diluted) ........................   $    0.37    $    0.58

    Dividends Declared ............................................   $    0.54    $    0.54

                 See Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                         For the 9 Months
                                                                        Ended September 30,
                                                                        2002          2001
                                                                      ---------    ---------
                                                                      (Thousands of Dollars)
Operating Revenues
  Electric ........................................................   $ 331,831    $ 338,590
  Gas .............................................................      79,210       90,203
  Unregulated subsidiary ..........................................     108,427      145,964
                                                                      ---------    ---------
      Total Operating Revenues ....................................     519,468      574,757
                                                                      ---------    ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ........................................     203,617      198,340
    Purchased natural gas .........................................      53,580       58,929
    Purchased petroluem ...........................................      60,308       69,684
    Other expenses of operation - regulated activities ............      65,474       84,636
    Other expenses of operation - unregulated subsidiary activities      37,383       39,356
  Depreciation and amortization ...................................      23,076       27,568
  Taxes, other than income tax ....................................      29,332       37,774
  Federal and State income taxes ..................................      18,141       17,959
                                                                      ---------    ---------
                                                                        490,911      534,246
                                                                      ---------    ---------

Operating Income ..................................................      28,557       40,511
                                                                      ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .............         345          281
  Federal and State income taxes ..................................        (643)      (1,685)
  Interest income .................................................      11,640       17,357
  Other - net .....................................................       7,458        1,138
                                                                      ---------    ---------
                                                                         18,800       17,091
                                                                      ---------    ---------

Income before Interest Charges ....................................      47,357       57,602
                                                                      ---------    ---------

Interest Charges
  Interest on mortgage bonds ......................................       1,873        4,541
  Interest on other long-term debt ................................       7,090        8,648
  Regulatory liabilities and other interest .......................       9,853       11,139
  Allowance for borrowed funds used during construction ...........        (182)        (222)
                                                                      ---------    ---------
                                                                         18,634       24,106

Net income from continuing operations .............................      28,723       33,496

Net loss from discontinued operations, net of income tax
  benefit of $1,439 (Note 3) ......................................      (2,175)          --
Gain on disposal of discontinued operations, net of income
  tax of $(6,750) (Note 3) ........................................       5,813           --

Cumulative Preferred Stock Dividends of Central Hudson ............       1,710        2,422
                                                                      ---------    ---------

Net Income ........................................................      30,651       31,074
Dividends Declared on Common Stock ................................      26,447       26,507
                                                                      ---------    ---------

Balance Retained in the Business ..................................   $   4,204    $   4,567
                                                                      =========    =========

Common Stock:
    Average Shares Outstanding (000s) .............................      16,351       16,362

    Earnings Per Share (Basic and Diluted) ........................   $    1.87    $    1.90

    Dividends Declared ............................................   $    1.62    $    1.62

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                        For the 3 Months
                                                                       Ended September 30,
                                                                        2002        2001
                                                                       -------    -------
                                                                      (Thousands of Dollars)
Net Income .........................................................   $ 6,111    $ 9,539

Other comprehensive income:
   FAS 133 transition adjustment - balance at July 1, 2001
    of cumulative effect of unrealized gains (losses) at
    implementation date of January 1, 2001 .........................        --        795
       Less:  reclassification adjustment for gains (losses)
                 realized in net income ............................        --        398
       Plus:  change in fair value for transition adjustment amounts        --        795
                                                                       -------    -------
                 Balance of FAS 133 transition adjustment amounts ..        --      1,192

Net unrealized gains (losses) on Marketable Securities:
      Unrealized loss, net of tax of $1,198 ........................    (1,808)        --
                                                                       -------    -------


Other comprehensive income (loss) ..................................    (1,808)     1,192
                                                                       -------    -------

Comprehensive Income ...............................................   $ 4,303    $10,731
                                                                       =======    =======

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                         For the 9 Months
                                                                                        Ended September 30,
                                                                                        2002          2001
                                                                                      ---------    ---------
                                                                                      (Thousands of Dollars)
Net Income .............................................................               $ 30,651    $ 31,074

Other comprehensive income:
   FAS 133 transition adjustment - cumulative effect of unrealized gains
    (losses) at implementation date of January 1, 2001 .................                     --      (1,896)
       Less:  reclassification adjustment for gains (losses)
              realized in net income ...................................                     --        (394)
       Plus:  change in fair value for transition adjustment amounts ...                     --       2,694
                                                                                       --------    --------
              Balance of FAS 133 transition adjustment amounts .........                     --       1,192

   Net unrealized gains (losses) on Marketable Securities:
        Unrealized loss, net of tax of $1,172 ..........................     (1,770)
        Less: reclassification adjustment for gain included in net
              income, net of tax of $26 ................................        (38)     (1,808)         --
                                                                           --------    --------    --------

Other comprehensive income (loss) ......................................                 (1,808)      1,192
                                                                                       --------    --------

Comprehensive Income ...................................................               $ 28,843    $ 32,266
                                                                                       ========    ========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                           September
                                                            30, 2002     December
                           ASSETS                         (Unaudited)    31, 2001
                                                           ----------   ----------
                                                            (Thousands of Dollars)
Utility Plant
       Electric ........................................   $  597,498   $  584,831
       Gas .............................................      186,988      180,673
       Common ..........................................      103,278       97,124
                                                           ----------   ----------
                                                              887,764      862,628

       Less:  Accumulated depreciation .................      370,853      354,010
                                                           ----------   ----------
                                                              516,911      508,618

       Construction work in progress ...................       65,638       53,139
                                                           ----------   ----------
               Net Utility Plant .......................      582,549      561,757
                                                           ----------   ----------

Other Property and Plant ...............................       17,236       48,202
                                                           ----------   ----------

Prefunded Pension Costs and Other Investments
        Prefunded pension costs ........................      108,867       78,743
        Other investments ..............................       98,401        6,300
                                                           ----------   ----------
Total Prefunded Pension Costs and Other Investments ....      207,268       85,043
                                                           ----------   ----------

Current Assets
       Cash and cash equivalents .......................      109,782      132,395
       Accounts receivable from customers -
             net of allowance for doubtful accounts ....       57,617       61,540
       Accrued unbilled utility revenues ...............        5,667       11,765
       Other receivables ...............................        2,710        8,968
       Fuel and materials and supplies - at average cost       16,351       18,402
       Fair value of derivative instruments ............          632       16,661
       Bond defeasance escrow ..........................       16,768           --
       Special deposits and prepayments ................       33,478       51,918
                                                           ----------   ----------
                Total Current Assets ...................      243,005      301,649
                                                           ----------   ----------

Deferred Charges and Other Assets
       Goodwill and other intangible assets ............       78,152       79,587
       Regulatory assets ...............................       52,706       35,094
       Unamortized debt expense ........................        3,681        3,545
       Fair value of derivative instruments ............           --       17,548
       Bond defeasance escrow ..........................           --       18,612
       Other assets ....................................       16,462       37,605
                                                           ----------   ----------
                Total Deferred Charges and Other Assets       151,001      191,991
                                                           ----------   ----------

                          Total Assets .................   $1,201,059   $1,188,642
                                                           ==========   ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                     September
                                                                      30, 2002       December
                  CAPITALIZATION AND LIABILITIES                    (Unaudited)      31, 2001
                                                                    -----------    -----------
                                                                      (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($0.10 par value) .......   $     1,686    $     1,686
        Paid-in capital .........................................       351,230        351,230
        Retained earnings .......................................       167,536        163,317
        Reacquired capital stock at cost: .......................       (24,117)       (18,765)
            (609,487 shares @ 9-30-02; 500,000 shares @ 12-31-01)
        Other comprehensive income ..............................        (1,808)            --
        Capital stock expense ...................................          (659)        (1,159)
                                                                    -----------    -----------
                Total Common Stock Equity .......................       493,868        496,309
                                                                    -----------    -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ................        21,030         21,030
             Subject to mandatory redemption ....................        12,500         35,000
                                                                    -----------    -----------
                Total Cumulative Preferred Stock ................        33,530         56,030
                                                                    -----------    -----------

        Long-term Debt ..........................................       269,876        216,124
                                                                    -----------    -----------
                Total Capitalization ............................       797,274        768,463
                                                                    -----------    -----------

Current Liabilities
        Current maturities of long-term debt ....................        15,000         20,000
        Notes payable ...........................................            --            250
        Accounts payable ........................................        39,208         41,061
        Accrued interest ........................................         3,354          2,538
        Dividends payable .......................................         9,213          9,643
        Accrued vacation and payroll ............................         4,675          4,914
        Customer deposits .......................................         5,167          5,032
        Deferred revenue ........................................        11,417          9,077
        Other ...................................................        15,464         18,691
                                                                    -----------    -----------
                Total Current Liabilities .......................       103,498        111,206
                                                                    -----------    -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ..................................       199,113        235,960
        Operating reserves ......................................         4,747          4,853
        Deferred gain - sale of plants ..........................        20,973         24,568
        Accrued environmental remediation costs .................        18,712          6,059
        Accrued OPEB costs ......................................         4,366          3,500
        Other ...................................................        12,931         12,673
                                                                    -----------    -----------
                Total Deferred Credits and Other Liabilities ....       260,842        287,613
                                                                    -----------    -----------

Accumulated Deferred Income Tax (Net) ...........................        39,445         21,360
                                                                    -----------    -----------

                         Total Capitalization and Liabilities ...   $ 1,201,059    $ 1,188,642
                                                                    ===========    ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the 9 Months Ended
                                                                                          September 30,
                                                                                       2002          2001
                                                                                     ---------    ---------
Operating Activities:                                                                (Thousands of Dollars)
   Net Income ....................................................................   $  30,651    $  31,074

          Adjustments to reconcile net income to net cash provided by (used
              in) operating activities:
                    Depreciation, amortization & nuclear fuel amortization .......      24,207       30,534
                    Deferred income taxes - net ..................................      15,093        2,821
                    Gain on disposal of subsidiary ...............................     (17,780)          --
                    Nine Mile 2 Plant deferred finance charges - net .............          --        1,311
                    Provision for uncollectibles .................................       2,118        1,875
                    Accrued/deferred pension costs ...............................         546      (11,498)
                    Other - net ..................................................      11,671       11,879

              Changes in operating assets and liabilities, net:
                    Accounts receivable, unbilled revenues and other receivables .       2,112       54,092
                    Fuel, materials and supplies .................................      (1,138)      (1,748)
                    Special deposits and prepayments .............................      18,558       (1,080)
                    Contribution - prefunded pension costs .......................     (32,000)          --
                    Accounts payable .............................................       1,234      (16,032)
                    Accrued taxes and interest ...................................      (3,297)      76,141
                    Deferred taxes related to sale of plants and Nine Mile 2 Plant
                       write-off .................................................          --     (233,876)
                    Deferred gas costs ...........................................       6,714          237
                    Customer benefit and carrying charge - net ...................     (14,485)      (2,062)
                    Other - net ..................................................      (3,331)      (1,375)
                                                                                     ---------    ---------

          Net Cash Provided by (Used In) Operating Activities ....................      40,873      (57,707)
                                                                                     ---------    ---------

Investing Activities:

          Proceeds from sale of subsidiary .......................................      58,373           --
          Purchase of temporary investments ......................................     (91,382)          --
          Mortgage receivable - sale of Nine Mile 2 Plant ........................      22,733           --
          Proceeds from sale of fossil generation plants .........................          --      713,202
          Additions to utility plant and other property and plant ................     (44,844)     (40,905)
          Acquisitions made by unregulated subsidiary ............................        (661)      (6,343)
          Nine Mile 2 Plant decommissioning trust fund ...........................          --         (651)
          Other - net ............................................................      (1,394)       3,414
                                                                                     ---------    ---------

          Net Cash (Used In) Provided by Investing Activities ....................     (57,175)     668,717
                                                                                     ---------    ---------

Financing Activities:

          Proceeds from issuance of long-term debt ...............................      69,000           --
          Redemption of preferred stock ..........................................     (22,500)          --
          Repayments of short-term debt ..........................................          --     (156,750)
          Repayments of long-term debt ...........................................     (20,000)    (147,380)
          Repurchase of common stock .............................................      (5,352)          --
          Dividends paid on common stock .........................................     (26,431)     (26,431)
          Issuance and redemption costs ..........................................      (1,028)      (3,341)
                                                                                     ---------    ---------

          Net Cash Used in Financing Activities ..................................      (6,311)    (333,902)
                                                                                     ---------    ---------

Net Change in Cash and Cash Equivalents ..........................................     (22,613)     277,108

Cash and Cash Equivalents - Beginning of Year ....................................     132,395       28,318
                                                                                     ---------    ---------

Cash and Cash Equivalents - End of Period ........................................   $ 109,782    $ 305,426
                                                                                     =========    =========


Supplemental Disclosure of Cash Flow Information

          Interest paid ..........................................................   $  10,166    $  18,963

          Federal and State income tax paid ......................................   $   7,700    $ 141,405

              See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            For the 3 Months
                                                           Ended September 30,
                                                            2002        2001
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Operating Revenues
  Electric ............................................  $ 130,075    $ 118,388
  Gas .................................................     10,915       11,121
                                                         ---------    ---------
    Total - own territory .............................    140,990      129,509
  Electric sales to other utilities ...................      1,727          651
  Gas sales to other utilities ........................      1,931          151
                                                         ---------    ---------
                                                           144,648      130,311
                                                         ---------    ---------
Operating Expenses
  Operation:
    Purchased electricity .............................     83,119       65,438
    Fuel used in electric generation ..................        372        1,108
    Purchased natural gas .............................      6,119        5,345
    Other expenses of operation .......................     22,751       23,502
  Depreciation and amortization .......................      6,265        6,325
  Taxes, other than income tax ........................     10,666       10,358
  Federal and State income taxes ......................      4,919        5,894
                                                         ---------    ---------
                                                           134,211      117,970
                                                         ---------    ---------

Operating Income ......................................     10,437       12,341
                                                         ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .        118          104
  Federal and State income taxes ......................        224          427
  Interest income .....................................      1,610        2,704
  Other - net .........................................      1,091         (275)
                                                         ---------    ---------
                                                             3,043        2,960
                                                         ---------    ---------

Income before Interest Charges ........................     13,480       15,301
                                                         ---------    ---------

Interest Charges
  Interest on mortgage bonds ..........................        534          670
  Interest on other long-term debt ....................      2,703        2,162
  Regulatory liabilities and other interest ...........      3,141        2,499
  Allowance for borrowed funds used during construction        (62)         (82)
                                                         ---------    ---------
                                                             6,316        5,249
                                                         ---------    ---------

Net Income ............................................      7,164       10,052

Dividends Declared on Cumulative Preferred Stock ......        451          807
                                                         ---------    ---------

Income Available for Common Stock .....................  $   6,713    $   9,245
                                                         =========    =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            For the 9 Months
                                                           Ended September 30,
                                                           2002          2001
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Operating Revenues
  Electric ............................................  $ 326,429    $ 328,699
  Gas .................................................     74,933       90,000
                                                         ---------    ---------
    Total - own territory .............................    401,362      418,699
  Electric sales to other utilities ...................      5,402        9,891
  Gas sales to other utilities ........................      4,277          203
                                                         ---------    ---------
                                                           411,041      428,793
                                                         ---------    ---------
Operating Expenses
  Operation:
    Purchased electricity .............................    201,523      163,332
    Fuel used in electric generation ..................        630       14,765
    Purchased natural gas .............................     47,029       52,047
    Other expenses of operation .......................     65,364       84,700
  Depreciation and amortization .......................     18,794       20,771
  Taxes, other than income tax ........................     29,057       37,569
  Federal and State income taxes ......................     16,409       15,151
                                                         ---------    ---------
                                                           378,806      388,335
                                                         ---------    ---------

Operating Income ......................................     32,235       40,458
                                                         ---------    ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .        345          281
  Federal and State income taxes ......................       (620)      (1,387)
  Interest income .....................................      5,841        9,986
  Other - net .........................................      6,536         (660)
                                                         ---------    ---------
                                                            12,102        8,220
                                                         ---------    ---------

Income before Interest Charges ........................     44,337       48,678
                                                         ---------    ---------

Interest Charges
  Interest on mortgage bonds ..........................      1,873        4,541
  Interest on other long-term debt ....................      7,090        8,648
  Regulatory liabilities and other interest ...........      9,912       10,118
  Allowance for borrowed funds used during construction       (182)        (222)
                                                         ---------    ---------
                                                            18,693       23,085
                                                         ---------    ---------

Net Income ............................................     25,644       25,593

Dividends Declared on Cumulative Preferred Stock ......      1,710        2,422
                                                         ---------    ---------

Income Available for Common Stock .....................  $  23,934    $  23,171
                                                         =========    =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                             For the 3 Months
                                                            Ended September 30,
                                                          2002             2001
                                                         ------          -------
                                                          (Thousands of Dollars)

Net Income ....................................          $7,164          $10,052

Other comprehensive income ....................              --               --
                                                         ------          -------

Comprehensive Income ..........................          $7,164          $10,052
                                                         ======          =======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                         For the 9 Months
                                                                        Ended September 30,
                                                                         2002        2001
                                                                       --------    -------
                                                                      (Thousands of Dollars)

Net Income .............................................               $ 25,644    $25,593

Other comprehensive income:
  Net unrealized gains on investments:
    Unrealized gain, net of tax of $(26) ...............         38
    Less:  reclassification adjustment for gain included
           in net income, net of tax of $26 ............        (38)         --         --
                                                           --------    --------    -------

Other comprehensive income .............................                     --         --
                                                                       --------    -------

Comprehensive Income ...................................               $ 25,644    $25,593
                                                                       ========    =======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                           September
                                                           30, 2002    December
                              ASSETS                      (Unaudited)  31, 2001
                                                          ----------   --------
                                                          (Thousands of Dollars)
Utility Plant
       Electric ..........................................  $597,498   $584,831
       Gas ...............................................   186,988    180,673
       Common ............................................   103,278     97,124
                                                            --------   --------
                                                             887,764    862,628

       Less:  Accumulated depreciation ...................   370,853    354,010
                                                            --------   --------
                                                             516,911    508,618

       Construction work in progress .....................    65,638     53,139
                                                            --------   --------
               Net Utility Plant .........................   582,549    561,757
                                                            --------   --------

Other Property and Plant .................................       969        970
                                                            --------   --------

Prefunded Pension Costs and Other Investments
        Prefunded pension costs ..........................   108,867     78,743
        Other investments ................................     2,257      1,893
                                                            --------   --------
Total Prefunded Pension Costs and Other Investments ......   111,124     80,636
                                                            --------   --------


Current Assets
       Cash and cash equivalents .........................    59,189     47,864
       Accounts receivable from customers -
             net of allowance for doubtful accounts ......    41,366     37,356
       Accrued unbilled utility revenues .................     5,667     11,765
       Other receivables .................................     3,173      9,145
       Fuel and materials and supplies - at average cost .    12,697     13,867
       Fair value of derivative instruments ..............       632     13,072
       Bond defeasance escrow ............................    16,768         --
       Special deposits and prepayments ..................    30,693     41,657
                                                            --------   --------
                Total Current Assets .....................   170,185    174,726
                                                            --------   --------


Deferred Charges and Other Assets
       Regulatory assets .................................    52,706     35,094
       Unamortized debt expense ..........................     3,681      3,545
       Fair value of derivative instruments ..............        --     12,570
       Bond defeasance escrow ............................        --     18,612
       Other assets ......................................     8,332     26,793
                                                            --------   --------
                Total Deferred Charges and Other Assets ..    64,719     96,614
                                                            --------   --------

                          Total Assets ...................  $929,546   $914,703
                                                            ========   ========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                               September
                                                               30, 2002      December
                 CAPITALIZATION AND LIABILITIES               (Unaudited)    31, 2001
                                                               ---------    ---------
                                                               (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) .....   $  84,311    $  84,311
        Paid-in capital ....................................     174,980      174,980
        Retained earnings ..................................       6,711        9,777
        Capital stock expense ..............................      (5,292)      (5,791)
                                                               ---------    ---------
                Total Common Stock Equity ..................     260,710      263,277
                                                               ---------    ---------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ...........      21,030       21,030
             Subject to mandatory redemption ...............      12,500       35,000
                                                               ---------    ---------
                Total Cumulative Preferred Stock ...........      33,530       56,030
                                                               ---------    ---------

        Long-term Debt .....................................     269,876      215,874
                                                               ---------    ---------
                Total Capitalization .......................     564,116      535,181
                                                               ---------    ---------

Current Liabilities
        Current maturities of long-term debt ...............      15,000       20,000
        Accounts payable ...................................      32,971       32,125
        Accrued interest ...................................       3,354        2,538
        Dividends payable ..................................         451          807
        Accrued vacation and payroll .......................       4,675        4,914
        Customer deposits ..................................       5,167        5,032
        Other ..............................................       6,748       10,531
                                                               ---------    ---------
                Total Current Liabilities ..................      68,366       75,947
                                                               ---------    ---------

Deferred Credits and Other Liabilities
        Regulatory liabilities .............................     199,113      235,960
        Operating reserves .................................       4,747        4,853
        Deferred gain - sale of plants .....................      20,973       24,568
        Accrued environmental remediation costs ............      18,712        6,059
        Accrued OPEB costs .................................       4,366        3,500
        Other ..............................................       8,765        8,436
                                                               ---------    ---------
                Total Deferred Credits and Other Liabilities     256,676      283,376
                                                               ---------    ---------

Accumulated Deferred Income Tax (Net) ......................      40,388       20,199
                                                               ---------    ---------

                Total Capitalization and Liabilities .......   $ 929,546    $ 914,703
                                                               =========    =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the 9 Months Ended
                                                                                            September 30,
                                                                                          2002         2001
                                                                                        --------    ---------
Operating Activities:                                                                   (Thousands of Dollars)
       Net Income ...................................................................   $ 25,644    $  25,593

             Adjustments to reconcile net income to net cash provided by (used
                   in) operating activities:
                         Depreciation, amortization & nuclear fuel amortization .....     19,925       23,737
                         Deferred income taxes - net ................................     17,198        2,485
                         Nine Mile 2 Plant deferred finance charges - net ...........         --        1,311
                         Provision for uncollectibles ...............................      2,118        1,875
                         Accrued/deferred pension costs .............................        546      (11,498)
                         Other - net ................................................     (2,204)      16,567

                   Changes in operating assets and liabilities - net:
                         Accounts receivable, unbilled revenues and other receivables      5,942       32,873
                         Fuel, materials and supplies ...............................      1,170       (1,017)
                         Special deposits and prepayments ...........................     16,220       (4,471)
                         Contribution - prefunded pension costs .....................    (32,000)          --
                         Accounts payable ...........................................        846      (12,080)
                         Accrued taxes and interest .................................    (16,183)     (43,613)
                         Deferred taxes related to sale of plants and Nine Mile 2
                           Plant write-off ..........................................         --     (233,876)
                         Deferred gas costs .........................................      6,714          237
                         Customer benefit and carrying charge - net .................    (14,485)      (2,062)
                         Other - net ................................................      1,451       (1,073)
                                                                                        --------    ---------

             Net Cash Provided by (Used In) Operating Activities ....................     32,902     (205,012)
                                                                                        --------    ---------

Investing Activities:

             Proceeds from sale of fossil generation plants .........................         --      713,202
             Mortgage receivable - sale of Nine Mile 2 Plant ........................     22,733           --
             Additions to utility plant and other property and plant ................    (40,472)     (40,829)
             Nine Mile 2 Plant decommissioning trust fund ...........................         --         (651)
             Other - net ............................................................       (244)       3,339
                                                                                        --------    ---------

             Net Cash (Used in) Provided by Investing Activities ....................    (17,983)     675,061
                                                                                        --------    ---------

Financing Activities:

             Proceeds from issuance of long-term debt ...............................     69,000           --
             Redemption of preferred stock ..........................................    (22,500)          --
             Repayments of short-term debt ..........................................         --      (17,000)
             Repayments of long-term debt ...........................................    (20,000)    (147,630)
             Dividends paid on cumulative preferred and common stock ................    (29,066)     (25,322)
             Special dividend to parent .............................................         --     (212,000)
             Issuance and redemption costs ..........................................     (1,028)      (3,341)
                                                                                        --------    ---------

             Net Cash Used in Financing Activities ..................................     (3,594)    (405,293)
                                                                                        --------    ---------

Net Change in Cash and Cash Equivalents .............................................     11,325       64,756

Cash and Cash Equivalents - Beginning of Year .......................................     47,864       17,279
                                                                                        --------    ---------

Cash and Cash Equivalents - End of Period ...........................................   $ 59,189    $  82,035
                                                                                        ========    =========

Supplemental Disclosure of Cash Flow Information

             Interest paid ..........................................................   $  8,542    $  16,712

             Federal and State income tax paid ......................................   $  2,800    $ 266,876

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, including Central Hudson and its non-utility subsidiary, Central Hudson Energy Services, Inc. ("CH Services").

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined Energy Group/Central Hudson Annual Report, on Forms 10-K and 10-K/A, for the year ended December 31, 2001 (collectively, the "Corporations' 10-K Report").

      Central Hudson's and CH Services' operations are weather sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 11 - "Segments and Related Information" to the Consolidated Financial Statements included in the Corporations' 10-K Report.

      Energy Group's reportable operating segments are the regulated electric and gas operations of Central Hudson and the activities of the competitive business subsidiaries of CH Services covered under the "Unregulated" segment for Energy Group. Also included in the "Unregulated" segment is the investment activity of Energy Group. The segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and gas segments and depreciation of the common property have been allocated to the segments in accordance with practice established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - FAS 131

-------------------------------------------------------------------------------------------------------------------------------
            ($000)                        Quarter Ended September 30, 2002            Nine Months Ended September 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
(Except Earnings Per Share)            Regulated         Unreg.          Total           Regulated        Unreg.        Total
-------------------------------------------------------------------------------------------------------------------------------
                                   Electric     Gas                                 Electric     Gas
-------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers   $131,791   $12,634   $ 24,765       $ 169,190    $331,794   $78,770   $108,427      $518,991
-------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                    11       212         --             223          37       440         --           477
-------------------------------------------------------------------------------------------------------------------------------
  Total Revenues                   $131,802   $12,846   $ 24,765       $ 169,413    $331,831   $79,210   $108,427      $519,468
-------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes -
continuing  operations             $ 12,239   $  (829)  $ (1,458)      $   9,952    $ 30,744   $10,219   $  4,834      $ 45,797
-------------------------------------------------------------------------------------------------------------------------------
Net Income:
 from continuing operations        $  6,470   $   243   $   (717)      $   5,996    $ 17,535   $ 6,399   $  3,079      $ 27,013
 from discont'd operations               --        --        115             115          --        --      3,638         3,638
-------------------------------------------------------------------------------------------------------------------------------
  Total Net Income                 $  6,470   $   243   $   (602)      $   6,111    $ 17,535   $ 6,399   $  6,717      $ 30,651
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
 from continuing operations        $   0.39   $   0.02  $  (0.05)      $    0.36        1.07   $  0.39   $   0.19      $   1.65
 from discont'd operations               --        --       0.01            0.01          --        --       0.22          0.22
-------------------------------------------------------------------------------------------------------------------------------
  Total Earnings Per Share         $   0.39   $   0.02  $  (0.04)(1)   $    0.37    $   1.07   $  0.39   $   0.41(1)   $   1.87
-------------------------------------------------------------------------------------------------------------------------------

(1) Includes $.12 and $.19 earnings per share from the investment activity of Energy Group for the three months and nine months, respectively. Also included in Energy Group is a weather derivative gain of $.04 per share for the nine months ended September 30, 2002.

-----------------------------------------------------------------------------------------------------------------------------
          (000's)                        Quarter Ended September 30, 2001            Nine Months Ended September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
(Except Earnings Per Share)             Regulated          Unreg.       Total         Regulated         Unreg.        Total
-----------------------------------------------------------------------------------------------------------------------------
                                   Electric      Gas                              Electric     Gas
-----------------------------------------------------------------------------------------------------------------------------
Revenues from external customers   $119,020   $ 11,182    $35,520      $165,722   $338,534   $89,868   $145,964      $574,366
-----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                    19         90         --           109         56       335         --           391
-----------------------------------------------------------------------------------------------------------------------------
  Total Revenues                   $119,039   $ 11,272    $35,520      $165,831   $338,590   $90,203   $145,964      $574,757
-----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes       $ 16,380   $ (1,668)   $    20      $ 14,732   $ 25,882   $13,827   $ 11,009      $ 50,718
-----------------------------------------------------------------------------------------------------------------------------
Net Income                         $  9,067   $    178    $   294      $  9,539   $ 13,825   $ 9,346   $  7,903      $ 31,074
-----------------------------------------------------------------------------------------------------------------------------
Earnings Per Share                 $   0.56   $   0.01    $  0.01(1)   $   0.58   $   0.85   $  0.57   $   0.48(1)   $   1.90
-----------------------------------------------------------------------------------------------------------------------------

(1) Includes $.09 and $.32 earnings per share from the investment activity of Energy Group for the three months and nine months, respectively.

Central Hudson Gas & Electric Corporation Segment Disclosure - FAS 131

---------------------------------------------------------------------------------------------------------------------
             (000's)                    Quarter Ended September 30, 2002         Nine Months Ended September 30, 2002
---------------------------------------------------------------------------------------------------------------------
                                       Electric        Gas           Total        Electric       Gas          Total
---------------------------------------------------------------------------------------------------------------------
Revenues from external customers       $131,791      $ 12,634       $144,425      $331,794      $78,770      $410,564
---------------------------------------------------------------------------------------------------------------------
Intersegment revenues                        11           212            223            37          440           477
---------------------------------------------------------------------------------------------------------------------
   Total Revenues                      $131,802      $ 12,846       $144,648      $331,831      $79,210      $411,041
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes           $ 12,575      $   (716)      $ 11,859      $ 32,041      $10,632      $ 42,673
---------------------------------------------------------------------------------------------------------------------
Net Income                             $  6,810      $    354       $  7,164      $ 18,832      $ 6,812      $ 25,644
---------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock      $  6,470      $    243       $  6,713      $ 17,535      $ 6,399      $ 23,934
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
            (000's)                     Quarter Ended September 30, 2001         Nine Months Ended September 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                       Electric        Gas           Total        Electric        Gas         Total
---------------------------------------------------------------------------------------------------------------------
Revenues from external customers       $119,020      $ 11,182       $130,202      $338,534      $89,868      $428,402
---------------------------------------------------------------------------------------------------------------------
Intersegment revenues                        19            90            109            56          335           391
---------------------------------------------------------------------------------------------------------------------
   Total Revenues                      $119,039      $ 11,272       $130,311      $338,590      $90,203      $428,793
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes           $ 17,023      $ (1,504)      $ 15,519      $ 27,871      $14,260      $ 42,131
---------------------------------------------------------------------------------------------------------------------
Net Income                             $  9,710      $    342       $ 10,052      $ 15,814      $ 9,779      $ 25,593
---------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock      $  9,067      $    178       $  9,245      $ 13,825      $ 9,346      $ 23,171
---------------------------------------------------------------------------------------------------------------------

NOTE 3 - DISCONTINUED OPERATIONS

      On May 31, 2002, CH Services sold all of its stock ownership in its subsidiary, CH Resources, Inc. ("CH Resources"), and certain associated contracts to WPS Power Development, Inc. ("WPS"), a Wisconsin corporation, for $58.4 million in cash. The principal assets of CH Resources were three electric generating facilities. In accordance with Accounting Principles Board Opinion No. 30, the financial results for this subsidiary are reported as "Discontinued Operations."

      The net loss recorded in 2002 from discontinued operations, net of an income tax benefit of $1.4 million, was $2.2 million. The gain on disposal of discontinued operations, net of income taxes of $6.8 million, was $5.8 million. Therefore, the net income from discontinued operations was $3.6 million.

      The total assets of these operations of $42.6 million at the sale closing date of May 31, 2002, consisted of fixed assets of $32.3 million, inventory of $3.2 million and other assets of $7.1 million. The revenues applicable to these discontinued operations, for the period January 1 through May 31, 2002, were $3.6 million.

NOTE 4 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") 133

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Corporations' 10-K Report. The total fair value of Central Hudson derivatives at September 30, 2002, was $632,000 (net unrealized gain), which compares to a fair value at June 30, 2002, of $914,000. For the quarter ended September 30, 2002, Central Hudson realized an actual net gain of $334,000 and year-to-date, an actual net loss of $253,000. In accordance with the provisions of FAS 71, gains and losses, which either increase or decrease actual energy costs, are deferred for pass-back to or recovery from customers under Central Hudson's electric and gas energy cost adjustment clauses.

      The total fair value of derivatives for CH Services at September 30 and June 30, 2002, was zero and $21,000, respectively. Derivatives outstanding at quarter-end include a number of fuel oil put options designated as fair value hedges for the 2002/2003 heating season (November - March). The total premium paid for these open options was nominal and on a year-to-date basis, actual gains related to fuel oil put options settled were $170,000, which served to reduce the cost of fuel oil related to the 2001/2002 heating season.

      In addition to the above, Central Hudson and Energy Group and certain of its subsidiaries entered into weather derivative contracts to hedge the effect on earnings due to significant variances in weather conditions from normal patterns. The contracts for Energy Group covered the November 2001 through March 2002 heating season. A total gain of $3.75 million was realized under these contracts, of which Energy Group recorded $976,000 in the first quarter of 2002 and the balance in the fourth quarter of 2001. Central Hudson entered into a weather derivative contract for the cooling season from June through August 2002. The unusually warm weather experienced during the months of July and August resulted in increased sales and a settlement payment of $383,000 for this weather derivative contract.

NOTE 5 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

Rescission of Previous FASB Statements - SFAS 145

      On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement updates, clarifies and simplifies existing accounting pronouncements related to extinguishments of debt, provisions of the Motor Carrier Act of 1980 and lease transactions.

      It is expected that the rescission of Statements 4, 44 and 64 and the amendment to Statement 13 will have no material adverse effect on Energy Group's or Central Hudson's financial condition, results of operations or cash flows.

Accounting for Costs Associated with Exit or Disposal Activities - SFAS 146

      On July 30, 2002, FASB issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities.

      Previous accounting guidance was provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3.

      SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      It is expected that the new accounting standard will have no material adverse effect on Energy Group's and Central Hudson's financial condition, results of operations, or cash flows at implementation.

FASB Exposure Drafts

      On May 1, 2002, FASB issued an Exposure Draft, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Exposure Draft would amend SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to clarify the definition of a derivative in paragraph 6(b) of SFAS 133 and for various decisions made as part of the Derivatives Implementation Group process. This proposed Amendment would be effective as of the first day of the first fiscal quarter beginning after November 15, 2002, which for calendar year companies is January 1, 2003. The comment period for this Exposure Draft concluded on July 1, 2002. FASB began its discussion on issues raised by comments submitted in September, 2002.

      On May 22, 2002, FASB issued an Exposure Draft, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107. The exposure draft intends to clarify and expand on existing disclosure requirements for guarantees, including loan guarantees. It would also require that at the time a company issues a guarantee, it must recognize a liability for the fair value or market value of its obligations under the guarantee. The comment period for this Exposure Draft concluded on June 21, 2002, and it is FASB's goal to issue a final interpretation by the end of 2002.

      On June 28, 2002, FASB issued an Exposure Draft, Consolidation of Certain Special-Purpose Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. The exposure draft intends to address consolidation by business enterprises of special-purpose entities ("SPEs") to which the usual condition for consolidation described in ARB No. 51, Consolidated Financial Statements, does not apply because SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. The comment period for this Exposure Draft concluded on August 30, 2002, and it is FASB's goal to issue a final interpretation by the end of 2002.

      On October 4, 2002, FASB issued an Exposure Draft, Accounting for Stock-Based Compensation - Transition and Disclosure that would amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Comments on the Exposure Draft are due November 4, 2002. The proposed changes would provide three methods of transition (prospective and retroactive) for companies that voluntarily adopt the fair value method of recording expenses relating to employee stock options. The proposed disclosures to be provided in annual and interim financial reports would be required for fiscal years ending after December 15, 2002.

      Energy Group and Central Hudson will continue to monitor the above exposure drafts but can make no prediction at this time as to the ultimate form of the proposed accounting and reporting changes, assuming these Amendments are adopted, or as to their ultimate effect(s) on the financial condition, results of operations and cash flows of Energy Group or Central Hudson.

Goodwill and Other Intangible Assets - SFAS 142

      Reference is made to the subcaption "Business Combinations and Intangible Assets - Accounting for Goodwill" under the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Corporations' 10-K Report.

      SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized to earnings, but instead be periodically reviewed for impairment. The amortization of goodwill related to all acquisitions made by CH Services ceased upon adoption of SFAS 142 by Energy Group on January 1, 2002, which favorably impacted Energy Group's results of operations by $399,000 for the three months ended September 30, 2002, and by $1.2 million for the nine months ended September 30, 2002. SFAS 142 does not currently affect Central Hudson.

      Included in intangible assets are separate identifiable intangible assets, such as customer lists and covenants not to compete. In accordance with SFAS 142, intangible assets with finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a 10-year amortization period were used, annual amortization expense would increase by approximately $800,000. The useful life for covenants not to compete is based on the expiration date of the covenant. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Substantially all of CH Services' intangible assets are the result of business combinations. Upon implementation of SFAS 142, CH Services tested the goodwill remaining on the balance sheet for impairment by measuring future expected cash flows using historical profit margins of the companies acquired by CH Services and confirmed that there is no impairment.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

--------------------------------------------------------------------------------
                                    September 30, 2002        December 31, 2001
--------------------------------------------------------------------------------
                                Gross                     Gross
                               Carrying   Accumulated    Carrying    Accumulated
                                Amount   Amortization     Amount    Amortization
--------------------------------------------------------------------------------
Customer Lists                  $35,956      $5,168       $35,656       $3,248
--------------------------------------------------------------------------------
Covenants Not to Compete        $ 1,429      $  457       $ 1,379       $  328
--------------------------------------------------------------------------------
Total Amortizable
Intangibles                     $37,385      $5,625       $37,035       $3,576
--------------------------------------------------------------------------------

      Amortization expense was $2.0 million and $3.8 million for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense was $683,000 and $1.3 million for the three months ended September 30, 2002 and September 30, 2001, respectively. The estimated amortization expense for each of the next five years, assuming no new acquisitions, is as follows (thousands of dollars):

                            2002              $2,708
                            2003              $2,709
                            2004              $2,517
                            2005              $2,448
                            2006              $2,437

      The carrying amount for goodwill, not subject to amortization effective January 1, 2002, was $46.4 million and $46.1 million as of September 30, 2002, and December 31, 2001, respectively. During the nine months ended September 30, 2002, the unregulated business segment recognized an impairment loss of goodwill of $76,000 associated with the assets purchased from an energy services company specializing in energy efficiency projects and the loss is included in Other Expense. The causes for the impairment were negative cash flows and staffing reductions relating to the assets acquired.

      Pro forma earnings of Energy Group as a result of the changes associated with SFAS 142 were as follows:

                                                 For the 3 Months                For the 9 Months
                                                Ended September 30              Ended September 30
                                             ------------------------      --------------------------
                                                2002          2001            2002             2001
                                             ---------      ---------      ----------       ---------
                                                              (Thousands of Dollars)
Net Income:
    Reported net income                      $   6,111      $   9,539      $   30,651       $  31,074
    Add back goodwill amortization                  --            399              --           1,198
                                             ---------      ---------      ----------       ---------
    Adjusted net income                      $   6,111      $   9,938      $   30,651       $  32,272

Earnings per share (basic and diluted):
    Reported net income                      $     .37      $     .58      $     1.87       $    1.90
    Add back goodwill amortization                  --            .02              --             .07
                                             ---------      ---------      ----------       ---------
    Adjusted net income                      $     .37      $     .60      $     1.87       $    1.97

Long-Lived Assets - SFAS 144

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. Whether reported in "continuing" or in "discontinued" operations, an impairment loss is the amount by which the carrying amount of the long-lived assets exceeds its fair value. SFAS 144 also contains specific accounting and financial reporting criteria for the disposal of a long-lived asset either by sale or other than by sale. SFAS 144 is effective for Energy Group's 2002 fiscal year.

      Both Energy Group and Central Hudson have reviewed their assets under these impairment standards and presently have no impaired assets.

Property, Plant and Equipment

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      In the Corporations' 10-K Report it was stated that the FASB exposure draft regarding Property, Plant and Equipment was to be effective, if adopted as a final statement, for annual and interim financial statements for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. As indicated in the Corporations' 10-K Report, FASB's exposure draft is based on a proposal issued by the American Institute of Certified Public Accountants, which anticipates releasing its final pronouncement in the fourth quarter of 2002. At that time, a revised effective date will be disclosed by FASB.

NOTE 6 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 9 - "Stock-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") referred to therein.

      On January 1, 2000, 6,380 performance shares were granted, in aggregate, to executives covered under the Plan, and on January 1, 2001, 7,570 performance shares were granted, in aggregate, to executives covered under the Plan. The ultimate number of shares awarded will be based on the performance of Energy Group's common stock over the three years following the date of grant, but shall not exceed 150% of the number of shares granted. As of September 30, 2002, the number of performance shares that remain outstanding issued in 2000 and 2001 were 5,170 and 6,020, respectively.

      A summary of the status of stock options awarded to executive officers and Non-Employee Directors of Energy Group and its subsidiaries under the Plan as of September 30, 2002, is as follows:

                                                       Weighted
                                          Weighted      Average
                                           Average     Remaining
                                          Exercise    Contractual
                                Shares      Price        Life
                                ---------------------------------
Outstanding at 1/1/02           89,400      $39.95        --
   Granted                          --          --        --
   Exercised                        --          --        --
   Forfeited                      (800)      44.06        --
                                ------      ------      ----
Outstanding at 9/30/02          88,600      $39.92      7.90 years
                                ======      ======      ====

NOTE 7 - PREFUNDED PENSION COSTS

      During the quarter ended September 2002, Central Hudson contributed $32 million to the Trust Fund for the Central Hudson Retirement Income Plan to avoid a pension fund deficit arising from declines in the market value of the Fund's investment portfolio and a reduction in the discount rate used to determine the accumulated pension benefit obligation. Under the policy of the New York State Public Service Commission ("PSC") regarding pension costs, differences between pension expense and rate allowances covering pension expense are deferred for ultimate recovery and carrying charges are accrued on cash differences. The $32 million contribution is subject to such carrying charges which will partially offset the carrying charges Central Hudson is crediting to the Customer Benefit Fund for the unused portion of the Fund (described under the captions "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings - Electric and Gas" in Note 2 to the Consolidated Financial Statements included in the Corporations' 10-K Report).

NOTE 8 - OTHER INVESTMENTS

      Beginning with the quarter ended September 30, 2002, other investments held by Energy Group include marketable debt and equity securities purchased as part of an Alternate Investment Program and classified as available-for-sale. Debt securities include a variety of fixed income securities with an average maturity of approximately five years and an average rating of "AA." These investments are reported at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax. Available-for-sale securities as of September 30, 2002, are summarized as follows (thousands of dollars):

                                                     Cost    Unrealized  Unrealized     Recorded
                                                     Basis      Gains      Losses         Basis
                                                   --------     -----      ------         -----
Debt securities recorded at market, maturing:
   Within 1 year                                   $  3,775      $ 11           --       $ 3,786
   Due after 1 year through 5 years                  15,762        46           --        15,808
   Due after 5 years through 10 years                12,352        36           --        12,388
   Due after 10 years                                 1,225         4           --         1,229

Common Stocks                                        34,163        98      $(3,063)       31,198
Preferred Stocks                                     27,112        46         (184)       26,974

Other Non-Readily Marketable
   Investments                                        7,018        --           --         7,018
                                                   --------      ----      -------       -------
         Other Investments                         $101,407      $241      $(3,247)      $98,401
                                                   ========      ====      =======       =======

      As part of the investments described above, Energy Group initiated this Alternate Investment Program in the third quarter of 2002. The Alternate Investment Program involves investing approximately $100 million of Energy Group's cash reserves made available from recent divestitures with the objective of realizing higher after tax yields than available through money market instruments, while avoiding undue risk to principal and while maintaining adequate liquidity.

      To date the Alternate Investment Program has experienced market volatility, especially in the portion of the portfolio invested in electric utility common stocks. A delineation of the investment results experienced through October 31, 2002, are shown in the following table:

     Detailed Alternate Investment Program Results through October 31, 2002
                                    ($000's)
--------------------------------------------------------------------------------
                                                    Unrealized       Realized
                                      Cost Basis    Gain/(Loss)     Gain/(Loss)
--------------------------------------------------------------------------------
Bank One Intermediate Bond Fund        $33,114          (70)(2)           --
--------------------------------------------------------------------------------
Electric Utility Common Stock:
--------------------------------------------------------------------------------
    Alliant Energy                       1,898         (253)         $    42
--------------------------------------------------------------------------------
    American Electric Power              1,836         (314)             178
--------------------------------------------------------------------------------
    OGE Energy                           2,043         (358)              11
--------------------------------------------------------------------------------
    Peoples Energy                       2,122          183                9
--------------------------------------------------------------------------------
    Ameren Corp.                         1,922          (99)              50
--------------------------------------------------------------------------------
    Consolidated Edison                  1,978           96               61
--------------------------------------------------------------------------------
    Cinergy Corp.                        1,886          (45)             125
--------------------------------------------------------------------------------
    Progress Energy                      1,934         (132)              57
--------------------------------------------------------------------------------
    Sempra Energy                        1,822          198              194
--------------------------------------------------------------------------------
    Idacorp, Inc.                        2,123         (152)              --
--------------------------------------------------------------------------------
    WPS Resources Corp.                  2,124          (30)              --
--------------------------------------------------------------------------------
    Keyspan Corp.                        2,111           54               --
--------------------------------------------------------------------------------
    Nstar                                2,102          (94)              --
--------------------------------------------------------------------------------
    Northwestern CP                      2,387       (1,017)              --
--------------------------------------------------------------------------------
    Duke Energy                          1,859          107               --
--------------------------------------------------------------------------------
    Pepco Holding (1)                       00           00              251
--------------------------------------------------------------------------------
    Xcel Energy (1)                         00           00             (146)
--------------------------------------------------------------------------------
    Teco Energy (1)                         00           00             (546)
--------------------------------------------------------------------------------
    TXU Corp. (1)                           00           00           (1,145)
--------------------------------------------------------------------------------
    Centerpoint (1)                         00           00             (719)
--------------------------------------------------------------------------------
      Total Utility  Common Stock      $30,147      $(1,855)(2)      $(1,578)(3)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                     Unrealized       Realized
                                       Cost Basis    Gain/(Loss)     Gain/(Loss)
--------------------------------------------------------------------------------
Preferred Stock:
--------------------------------------------------------------------------------
    Citigroup Inc. 6.365%              $ 1,964      $   (44)              --
--------------------------------------------------------------------------------
    Household International 7.60%        2,995         (553)              --
--------------------------------------------------------------------------------
    HSC USA 5.715%                       1,958          (78)              --
--------------------------------------------------------------------------------
    Freddie Mac 6.00% Series P             533          (13)              --
--------------------------------------------------------------------------------
    ABN Ambro 6.59%                      2,295           (0)              --
--------------------------------------------------------------------------------
    Heller Financial (GE) 6.95%          1,092           11               --
--------------------------------------------------------------------------------
    South Carolina Gas &
     Electric 6.25%                      1,518           12               --
--------------------------------------------------------------------------------
    Freddie Mac 6%                         261           (1)              --
--------------------------------------------------------------------------------
    Sallie Mae 6.97%                     2,673          (23)              --
--------------------------------------------------------------------------------
    Heller Financial (GE) 6.95%          4,548         (138)              --
--------------------------------------------------------------------------------
    Citigroup Inc. 6.365%                1,343          (13)              --
--------------------------------------------------------------------------------
    Freddie Mac 5.70% Series R           1,257           (6)              --
--------------------------------------------------------------------------------
    Citigroup Inc. 6.365%                  654          (16)              --
--------------------------------------------------------------------------------
    Household International 7.625%         983         (165)              --
--------------------------------------------------------------------------------
    Sallie Mae 6.97%                     1,069           (9)              --
--------------------------------------------------------------------------------
    ABN Ambro 6.46%                      1,969           (4)              --
--------------------------------------------------------------------------------
    San Diego Gas & Electric 6.80%       3,554          (79)              --
--------------------------------------------------------------------------------
    Household International 7.625%         483          (74)              --
--------------------------------------------------------------------------------
    Household International 7.625%         627          (95)              --
--------------------------------------------------------------------------------
    San Diego Gas & Electric 7.05%       1,368           (3)              --
--------------------------------------------------------------------------------
    Sallie Mae 6.97%                       909           (8)              --
--------------------------------------------------------------------------------
        Total Preferred Stock          $34,053      $(1,299)(2)           --
--------------------------------------------------------------------------------

(1)   No longer held in portfolio.

(2)   Unrealized gain/loss as of October 31, 2002.

(3)   Cumulative realized gain/loss through October 31, 2002.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 10 - "Commitments and Contingencies" to the Consolidated Financial Statements included in the Corporations' 10-K Report. Except for that which is disclosed in
Part II of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and all documents previously filed with the Securities and Exchange Commission ("SEC") in 2002, there have been no material changes in the subject matters discussed in said Note 10, except that closing of the sale of CH Resources to WPS has occurred and there is a contingent post-closing environmental liability of up to $4 million as previously reported on a prospective basis in said Note 10.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first nine months of 2002 contributed to the increase in the per share book value of its common stock from $30.33 at December 31, 2001, to $30.39 at September 30, 2002, and the issuance of Central Hudson's Medium-Term Notes (described below) contributed to the decrease in the common equity ratio from 62.9% at December 31, 2001, to 60.8% at September 30, 2002.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Program") to repurchase up to 4 million shares, or approximately 25% of its outstanding common stock, over the five years beginning August 1, 2002. The Board of Directors has targeted 800,000 shares for repurchase in the first year of the Program, but has authorized repurchase of up to 1.2 million shares during the first year. As of November 1, 2002, the number of shares repurchased during 2002 under this Program was 181,487 at a cost of $8.782 million. Energy Group intends to set repurchase targets each year based on circumstances then prevailing. Energy Group reserves the right to modify, suspend or terminate the Program at any time without notice.

      Energy Group initiated an Alternate Investment Program in the third quarter of 2002. The Alternate Investment Program involves investing approximately $100 million of Energy Group's cash reserves made available from recent divestitures with the objective of realizing higher after tax yields than available through money market instruments, while avoiding undue risk to principal and while maintaining adequate liquidity. It is anticipated that these funds will be invested for a period of one to five years pending their use to fund repurchases of Energy Group common stock, acquisitions or capital expenditures.

      The Alternate Investment Program employs three types of investments: electric utility common stocks, investment grade preferred stocks and intermediate term investment grade fixed income securities. The investment criteria currently employed for each type of investment are as follows:

      Electric Utility Common Stocks: Bond rating of BBB+ or better as rated by Standard & Poor's, average daily trading volume equal to or greater than 100,000 shares, and an above median dividend yield for the industry group.

      Preferred Stocks: Rating of BBB+ or better as rated by Standard & Poor's, Eligible for dividends received deduction for tax purposes, and the ability to liquidate within a timeframe of approximately one to two months.

      Fixed Income: Average maturities of 3 - 5 years and average bond rating of AA.

      Energy Group may revise its investment criteria and/or its holdings from time to time in response to developments regarding individual securities and/or market conditions.

      The expected after-tax yield of the Alternate Investment Program portfolio is significantly higher than that of money market instruments. However, the value of the securities employed is subject to volatility due to changes in the value of individual securities as well as general market conditions. Of particular note is the expected inverse relationship between the value of the securities held and the general level of interest rates. Energy Group believes that, relative to the risk of rising interest rates, a potential internal hedge exists in that if rising interest rates cause a reduction in the value of its investment portfolio, such rising interest rates are also expected to depress the price of Energy Group common stock, such that less cash will be required to fund Energy Group's common stock repurchase program. However, no assurances can be made regarding future performance of the Alternate Investment Program or whether the internal hedge described above will prove to be effective.

      The Alternate Investment Program described above has experienced market volatility, especially in the portion of the portfolio invested in electric utility common stocks. A delineation of the investment balance at September 30, 2002, and the investment results experienced through October 31, 2002, are shown in the table in Note 8 - "Other Investments" to the Notes to the Consolidated Financial Statements in Item 1 hereof, along with gains and losses realized to date and gains and losses which are unrealized as of that date.

      During the quarter ended September 2002, Central Hudson contributed $32 million to the Trust Fund for the Central Hudson Retirement Income Plan to avoid a pension fund deficit arising from declines in the market value of the Fund's investment portfolio and a reduction in the discount rate which increased the accumulated pension benefit obligation. For additional information on this matter, see Note 7 - "Prefunded

Pension Costs" to the Notes to the Consolidated Financial Statements in Item 1 herein and the caption "Other Matters - Pension Benefits" following herein, in this Item 2.

      The PSC has authorized Central Hudson to issue up to $100 million of Medium-Term Notes over a three-year period. On March 28, 2002, $33 million of five-year Notes at 5.87%, Series D, and $36 million of ten-year Notes at 6.64%, Series D, were issued.

      In May 2002, Central Hudson repurchased $17.5 million of its 6.20% cumulative preferred stock and $5.0 million of its 6.80% cumulative preferred stock in order to recalibrate its capital structure following Central Hudson reducing its asset base by divesting its interests in certain generating facilities.

      In September 2002, Central Hudson redeemed its secured $10 million 8.12% and $10 million 8.14% Medium-Term Notes, which were both previously defeased and were both due August 29, 2022.

      Central Hudson has $1.5 million of committed short-term credit facilities available and has also entered into a $75 million revolving credit agreement with several commercial banks. Authorization from the PSC limits the short-term borrowing amount Central Hudson may have outstanding at any time to $77 million in the aggregate. As of September 30, 2002, Central Hudson had no short-term debt outstanding and had cash and cash equivalents, including investments in short-term securities, of $59.2 million.

      CH Services has a $12.5 million line of credit with a commercial bank and, as of September 30, 2002, there was no outstanding balance.

      At September 30, 2002, Energy Group had no short-term debt outstanding. Cash and cash equivalents for Energy Group, including investments in short-term securities, were $109.8 million at the end of September, 2002.

      Cash balances held by Central Hudson resulting from Central Hudson's generating plant divestitures are earmarked to be disbursed over several years for mortgage defeasance, refunds to Central Hudson customers, and capital expenditures contemplated under Central Hudson's regulatory agreement with the PSC dated October 25, 2001.

      Energy Group and certain of its subsidiaries have issued guarantees that provide financial or performance assurance to third parties on behalf of the Energy Group subsidiaries under certain commodity and derivative contracts. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. Guarantees have been provided to counter-parties to guarantee the payment, when due, of all obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to natural gas, propane, weather hedges and fuel oil, and certain obligations related to the sale of CH Resources.

      At September 30, 2002, the aggregate amount of obligations covered by these guarantees was $2.5 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in the consolidated balance sheet. Each such guarantee is not considered to be material.

      It is Management's belief that the possibility that Energy Group would be required to perform or incur any material losses associated with any of the above guarantees is remote.

EARNINGS PER SHARE

      Earnings per share of Energy Group common stock were $.37 for the third quarter of 2002, as compared to $.58 for the third quarter of 2001, a decrease of 36%. Earnings per share of common stock were $1.87 for the nine months ended September 30, 2002, as compared to $1.90 for the first nine months of 2001, a decrease of 2%.

Three Months Ended September 30, 2002

      The reduction in Energy Group's earnings for the third quarter is attributable to an increase in Central Hudson's operating expenses, primarily due to a significant increase in storm restoration expenses during the quarter and increases in the reserves for uncollectible accounts and injuries and damages. The increase in operating expenses was partially offset by a reduction in labor costs from efficiency gains and an increased emphasis on capital expenditures for reliability improvement projects. Also decreasing earnings was Central Hudson's interest income recorded in 2001 related to tax return adjustments, an increase in interest charges due to the issuance of long-term debt in March 2002, a net increase in regulatory carrying charges due customers, primarily on the unused portion of the Customer Benefit Fund (described under the captions "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings - Electric and Gas" in Note 2 to the Consolidated Financial Statements included in the Corporations' 10-K Report), and lower rates of return on investments. The reduction in earnings is partially offset by a reduction in preferred stock dividends due to the partial redemption of two issues in May 2002. Earnings were also down due to favorable 2001 federal income tax adjustments and regulatory adjustments recorded for the implementation of New York State income tax in 2001.

      Central Hudson's decrease in electric net operating revenues (net of the cost of fuel, purchased electricity and revenue taxes) further contributed to the decrease in Energy Group's third quarter earnings in 2002. The net change reflects an increase in net revenues from sales to residential, commercial and industrial customers and a decrease due to the deferral of revenues in accordance with excess earnings provisions included in the Rate Order of the New York State Public Service Commission ("PSC") issued on October 25, 2001, and described under the caption "Rate Proceedings - Electric and Gas" in Note 2 of the Notes to the Consolidated Financial Statements contained in the Corporations' 10-K Report. The excess earnings resulted from higher electric sales and lower expenses than are provided for in rates.

      Partially offsetting these decreases was an increase in Central Hudson's gas net operating revenues (net of the cost of gas and revenue taxes), due primarily to a favorable reconciling adjustment related to Central Hudson's gas supply charge. The net increase in gas net operating revenues also reflects an increase in sales due to an increase in the average number of customers and an increase in volumes transported. Earnings also increased due to the amortization of previously deferred shareholder benefits under a prior PSC authorization relating to the sale of Central Hudson's fossil generating plants.

      Earnings per share for the third quarter of 2002 include a decrease in earnings from Energy Group's unregulated subsidiary, CH Services, primarily due to the loss of earnings from CH Services' power generation subsidiary, CH Resources, Inc. ("CH Resources"), which was sold in May 2002.

      The reduction in Energy Group's earnings was also partially offset by increased realized earnings from its new Alternate Investment Program described under the caption "Capital Resources and Liquidity" above in this Item 2, and in
Note 8 - "Other Investments" of the Notes to the Consolidated Financial Statements in Item 1 hereof.

Nine Months Ended September 30, 2002

      Year-to-date, Energy Group's earnings per share decreased $.03 as compared to the same period in 2001, a reduction of less than 2%. The decrease in earnings reflects a reduction in utility gas net revenues due to the effect that a record-setting warm winter had on natural gas sales; a decrease in utility electric net revenues due primarily to the deferral of revenues in accordance with the excess earnings provision of Central Hudson's Rate Order with the PSC referred to above, and a decrease in interest income from lower available cash balances and rates of return and the effect of interest income recorded in 2001 related to tax return adjustments. The reduction in earnings also reflects the absence of amounts recorded in 2001 related to favorable federal income tax adjustments and regulatory adjustments recorded for the implementation of Central Hudson becoming subject to New York State income tax.

      Partially offsetting these reductions was the recording of income from the receipt of stock related to the demutualization of certain insurance companies, the amortization of previously deferred shareholder benefits under a prior regulatory agreement with the PSC, a reduction in Central Hudson's operating expenses, primarily labor costs, and increased earnings from CH Services due to the net gain from the sale of CH Services' power generation subsidiary, CH Resources, in May 2002, and also the effect of no longer amortizing goodwill.

      Reference is made to the caption "Earnings" of Part II, Item 7 of the Corporations' 10-K Report for a discussion of Energy Group's projection of earnings for calendar year

2002 as stated in the Corporations' 10-Q Report for the period ended March 31, 2002. Based on the impact of the warmer winter weather and loss of interest income resulting from the prepayment of the five-year promissory note by Constellation Power LLC, arising out of the sale of Central Hudson's interest in the Nine Mile 2 Plant (see caption "Proceeds from Sales of Principal Generating Facilities" of Part II, Item 7 of the Corporations' 10-K Report), Energy Group continues to expect its 2002 earnings per share will be in the range of $2.50 - $2.65 per share versus its original projection of $2.70 - $2.85 per share.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for Energy Group and its subsidiaries (regulated and unregulated), comparing the three-month and the nine-month periods ended September 30, 2002 to the three-month and nine-month periods ended September 30, 2001. The operating results of the regulated subsidiary reflect Central Hudson's electric and gas sales and revenues, and the operating results of the unregulated subsidiary reflect CH Services' operations.

OPERATING REVENUES

      Energy Group's operating revenues increased $3.6 million (2%) for the third quarter of 2002, and decreased $55.3 million (10%) for the first nine months as compared to the comparable periods of 2001. Details of these revenue changes by electric, gas and unregulated subsidiaries are as follows:

                                             2002/2001 INCREASE (DECREASE)
                               -------------------------------------------------------
                                        THREE MONTHS ENDED SEPTEMBER 30, 2002
                               -------------------------------------------------------
                               Electric           Gas         Unregulated       Total
                               --------         -------       -----------     --------
                                                (Thousands of Dollars)
Customer Sales(a) ........     $(11,923)        $(2,384)(b)     $(10,755)     $(25,062)
Sales to Other Utilities .        1,076           1,780               --         2,856
Fuel & Gas Cost Adjustment       18,380           1,920               --        20,300
Deferred Revenues ........        5,692(c)          264               --         5,956
Miscellaneous ............         (462)             (6)              --          (468)
                               --------         -------         --------      --------
     Total ...............     $ 12,763         $ 1,574         $(10,755)     $  3,582
                               ========         =======         ========      ========

                                             2002/2001 INCREASE (DECREASE)
                               -------------------------------------------------------
                                         NINE MONTHS ENDED SEPTEMBER 30, 2002
                               -------------------------------------------------------
                               Electric           Gas         Unregulated      Total
                               --------         -------       -----------    ---------
                                                (Thousands of Dollars)
Customer Sales(a) ........     $(75,117)        $(27,291)(b)    $(37,537)    $(139,945)
Sales to Other Utilities .       (4,489)           4,074              --          (415)
Fuel & Gas Cost Adjustment       51,064           13,889              --        64,953
Deferred Revenues ........       22,128(c)        (1,492)             --        20,636
Miscellaneous ............         (345)            (173)             --          (518)
                               --------         --------        --------     ---------
     Total ...............     $ (6,759)        $(10,993)       $(37,537)    $ (55,289)
                               ========         ========        ========     =========

(a)   Includes delivery of electricity and gas supplied by others.

(b)   Both firm and interruptible revenues.

(c) Includes the deferral and restoration of revenues related to Central Hudson's Customer Benefit Fund (described under the caption "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings-Electric and Gas" in Note 2 to the Consolidated Financial Statements included in the Corporations' 10-K Report) and earnings in excess of the rate of return allowance in accordance with the provisions of Central Hudson's current rate order and its June 1998 regulatory agreement approved by the PSC (described in said Note 2).

      Central Hudson's electric and gas operating revenues in the third quarter increased $14.3 million (11%), from $130.3 million in the third quarter of 2001 to $144.6 million in the third quarter of 2002. Electric revenues increased $12.8 million (11%) and gas revenues increased $1.5 million (14%). The increase in total electric revenues was due primarily to an increase in revenues from sales and an increase in energy supply cost adjustment revenues. Partially offsetting the increase is a reduction in revenues related to a change in rates to reflect the sale of the Nine Mile 2 Plant in November 2001 and the deferral of revenues in accordance with Central Hudson's excess earnings provisions in the October 25, 2001, Rate Order with the PSC referred to above. Gas revenues increased due primarily to an increase in sales for resale revenues and gas cost adjustment revenues.

      In the first nine months of 2002, as compared to the first nine months of 2001, Central Hudson's electric and gas operating revenues decreased $17.8 million (4%). Electric revenues decreased $6.8 million and gas revenues decreased $11.0 million. The reduction in electric revenues was due primarily to the change in rates resulting from the sale in 2001 of Central Hudson's interests in its fossil and nuclear generating plants, and a decrease in sales for resale revenues. The reduction in Central Hudson's gas revenues was due largely to decreased sales to residential, commercial and industrial customers resulting from warmer winter weather.

      CH Services' third quarter revenues decreased $10.7 million (30%), from $35.5 million in 2001 to $24.8 million in 2002. The reduction in revenues primarily reflects the loss of revenues ($11.8 million) related to the divestiture of CH Services' electric generation subsidiary, CH Resources, which subsidiary was sold on May 31, 2002. Revenues from retail electric sales decreased $2.1 million as a result of CH Services' sale of its electric retail customer list in April 2002. Revenues at the fuel distribution subsidiaries of CH Services, SCASCO, Inc. ("SCASCO") and Griffith Energy Services, Inc. ("Griffith") increased $3.0 million as a result of acquisitions that occurred in the fourth quarter of 2001.

      During the first nine months of 2002, as compared with the first nine months of 2001, CH Services' revenues decreased $37.5 million (26%), from $145.9 million in 2001 to $108.4 million in 2002. The reduction is primarily attributable to the discontinued operations of CH Resources, and also a decrease in sales by the fuel distribution subsidiaries due to warmer winter weather.

SALES

      Central Hudson's sales vary in response to weather conditions. Electric sales peak in the summer and gas sales peak in the winter.

      Total kilowatthour sales of electricity within Central Hudson's service territory increased 9% and firm sales of natural gas (MCF) increased 6% in the third quarter of 2002 as compared to the third quarter of 2001. For the nine months ended September 30, 2002, as compared to the same period last year, sales of electricity within Central Hudson's service territory increased 2% and firm sales of natural gas decreased 12%. Changes in Central Hudson's electric deliveries from last year by major customer classifications are set forth below.

                                       INCREASE (DECREASE) FROM 2001
                            ----------------------------------------------------
                             3 MOS ENDED SEPT. 30         9 MOS ENDED SEPT. 30
                            -----------------------     ------------------------
                            Electric           Gas      Electric            Gas
                            --------         ------     --------          ------
Residential..............      12%              1%           2%            (14)%
Commercial...............        6             13            2             (10)
Industrial...............        8            (13)           3             (17)
Interruptible............      N/A              4          N/A              39

      Central Hudson's sales to electric residential and commercial customers increased 12% and 6%, respectively in the third quarter. These sales both increased 2% for the nine months ended September 30, 2002. The increase in sales is due primarily to an increase in usage resulting from the hotter weather experienced during the summer months, as evidenced by increases in cooling degree days of 17% for the three-month period and 11% for the nine-month period. Sales to industrial customers increased 8% for the three-month period and 3% for the nine-month period, due primarily to an increase in usage by a large industrial customer.

      Central Hudson's residential gas sales increased 1%, sales to commercial customers increased 13%, and industrial sales decreased 13%, for the three-month period ended September 30, 2002, compared to the same period last year. The increase in commercial sales and the reduction in industrial sales were primarily due to the conversion of a large industrial customer to commercial transportation service in November 2001. The increase in residential and commercial sales for the three-month period also reflects an increase in the average number of customers and volumes transported. Interruptible sales increased by 4%, primarily due to an increase in usage of natural gas for electric generation by Central Hudson's peaking stations. For the nine months ended September 30, 2002, compared to last year, natural gas residential and commercial sales, largely space heating sales, decreased 14% and 10%, respectively, and industrial sales decreased 17%. The reduction in sales was due primarily to the milder winter weather experienced in 2002. Central Hudson's interruptible gas sales increased by 39% for the nine-month period, as compared to last year, primarily due to increased usage by commercial and industrial customers choosing to burn natural gas for economic reasons.

      CH Services' third quarter retail electric sales decreased slightly as a result of CH Services not renewing certain retail electric contracts during the second quarter of 2002; however, sales at the fuel distribution subsidiaries, SCASCO and Griffith, increased moderately as a result of acquisitions that occurred in the fourth quarter of 2001.

      CH Services' sales by its fuel distribution subsidiaries, SCASCO and Griffith, also vary in response to weather conditions with sales peaking during the winter. The warmer weather also depressed sales by the fuel distribution companies for the nine months ended September 30, 2002, as compared to the same period in 2001.

OPERATING EXPENSES

      Energy Group's total operating expenses for the third quarter of 2002 increased $7.8 million (5%) from the comparable period in 2001. Total operating expenses decreased $43.3 million (8%) from the first nine months of 2001.

      For the third quarter of 2002, Central Hudson's total operating expenses increased $16.2 million (14%) from $118.0 million in 2001 to $134.2 million in 2002. This increase in expense is primarily from an increase in the cost of purchased electricity of $17.7 million due to higher prices and increased volume reflecting an increase in electric own territory sales. Expenses also increased due to increased storm restoration efforts during the third quarter of this year, and increases to reserves for uncollectible accounts and injuries and damages.

      For the first nine months of 2002, Central Hudson's total operating expenses decreased $9.5 million (3%), from $388.3 million in 2001 to $378.8 million in 2002. The decrease in expense primarily reflects the effect of the sale of Central Hudson's interests in its fossil generation plants and its interest in the Nine Mile 2 Plant. The decrease in expenses also reflects a reduction in purchased natural gas costs and labor costs charged to operations. The cost of natural gas was down due to lower prices and a decrease in gas sales due to the warmer weather, while labor costs were reduced due to efficiency gains and increased labor resources devoted to capital improvements. Largely offsetting the operating expense reduction was a $38.2 million increase in the cost of purchased electricity, which was partially offset by a reduction of $14.1 million for fuel used in electric generation. The shift in costs reflects the change from reliance upon owned generation to purchasing of energy from the wholesale market to satisfy load requirements as a result of the sale of Central Hudson's interests in certain of its generating plants. The net cost of purchased electricity and fuel used in electric generation increased because the cost of purchased electricity also includes the fixed and variable production costs of the generating plants supplying the power.

      For the third quarter of 2002, operating expenses for CH Services decreased $8.9 million, from $36.2 million in 2001 to $27.3 million in 2002. The decrease was primarily related to the reduction of expenses ($10.3 million) resulting from the sale of CH Resources, which owned generating plants, in May 2002. Purchased electric costs decreased $1.3 million due to the nonrenewal of certain retail electric contracts. Operating expenses at CH Services' fuel distribution companies, SCASCO and Griffith, increased $3.3 million as a result of acquisitions that occurred in the fourth quarter of 2001. The increase in operating expenses includes a $2.2 million increase in the cost of petroleum products and natural gas, the most significant operating costs for the fuel distribution companies.

      For the nine months ended September 30, 2002, as compared to the same period for 2001, operating expenses for CH Services decreased $34.4 million, from $143.6 million in 2001 to $109.2 million in 2002. Energy supply costs, of which the cost of petroleum is the most significant cost, decreased $28.5 million, due primarily to the sale of CH Resources and the lower sales resulting from the warmer winter weather. Depreciation and amortization expense decreased $2.5 million primarily related to a change in accounting rules regarding goodwill and the sale of CH Resources. Other expenses of operation, including income taxes, decreased $3.4 million, due largely to the sale of CH Resources.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Report, for a discussion of Energy Group's dividend payments. On September 27, 2002, the Board of Directors of Energy Group declared a quarterly dividend of $.54 per share, payable November 1, 2002, to shareholders of record as of October 10, 2002.

OTHER MATTERS

Pension Benefits

      During the quarter ended September 2002, Central Hudson contributed $32 million to the Trust Fund for the Central Hudson Retirement Income Plan to avoid a pension fund deficit arising from declines in the market value of its pension fund's investment portfolio and a reduction in the discount rate used to determine accumulated pension benefit obligation. Under the policy of the New York State Public Service Commission ("PSC") regarding pension costs, differences between pension expense and rate allowances covering pension expense are deferred for ultimate recovery and carrying charges are accrued on cash differences. The $32 million contribution is subject to such carrying charges, which partially offset the carrying charges Central Hudson is crediting to the Customer Benefit Fund for the unused portion of the Fund (described under the captions "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings - Electric and Gas " in Note 2 to the Consolidated Financial Statements included in the Corporations' 10-K Report).

      The recent changes noted above have resulted in a significant increase in annual pension expense versus the level upon which current rates were set. This difference is deferred under the PSC's policy for recovery of pension expense and post-retirement benefits. This deferral, if it continues in the future, could result in the accumulation of a significant regulatory asset. While Central Hudson expects to recover any such amount as provided for under the PSC's policy, the PSC may seek to delay or extend the recovery period or seek other offsets to mitigate the potential impact on customers of recovery of this balance.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans" and similar expressions. Registrants caution readers that forward-looking statements, including without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in Registrants' reports filed with the Securities and Exchange Commission ("SEC"). All forward-looking statements are intended to be subject to the safe harbor protection provided by such Section 21E. A number of important factors affecting Registrants' business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include, but are not limited to, weather; energy supply and demand; fuel prices, interest rates, potential future acquisitions, developments in the legislative, regulatory and competitive environment and market risks; electric and gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs, the success of strategies to satisfy power requirements now that Central Hudson's major electric generation assets have been sold; future market prices for energy, capacity and ancillary services; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A of the Corporations' 10-K Report for a discussion of market risk. There is no material change in that discussion of market risks and the practices employed by Energy Group and Central Hudson to mitigate these risks. For related discussion on this activity, see Note 3 - "Accounting for Derivative Instruments and Hedging Activities - SFAS 133" and
ITEM 2 - "Capital Resources and Liquidity."

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer of Energy Group and of Central Hudson have evaluated the effectiveness of the disclosure controls and procedures (as defined in Sections 13(a) - 14(c) and 15(d) - 14 of the Rules of the SEC issued under the Securities Exchange Act of 1934) of Energy Group and Central Hudson as of November 6, 2002, and have concluded that these controls and procedures are effective for ensuring that information relating to Energy Group and to Central Hudson that may be required to be disclosed is accumulated and communicated to them, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal controls. Since November 6, 2002, there were no significant changes in Energy Group's or Central Hudson's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Asbestos Litigation. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 10 - "Commitments and Contingencies," under the caption "Asbestos Litigation," in Part II, Item 8 of the Corporations' 10-K Report.

      As of October 16, 2002, a total of 2,986 cases involving asbestos have been brought against Central Hudson of the type described under the caption, of which 1,310 remain pending. Of the 1,676 cases no longer pending against Central Hudson, 1,539 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Energy Group and Central Hudson are presently unable to assess the validity or outcome of the remaining asbestos lawsuits; accordingly, they cannot determine the ultimate liability relating to these cases. Based on information known to Energy Group and Central Hudson at this time, including Central Hudson's experience in settling and in obtaining dismissals of asbestos cases, Energy Group and Central Hudson believe that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Energy Group's and/or its subsidiaries' financial position or results of operations.

Item 5. Other Information

      Environmental Matters - For a discussion of Central Hudson's environmental remediation, see Note 10 - "Commitments and Contingencies," to the Consolidated Financial Statements under the caption, "Former Manufactured Gas Plant Facilities," of the Corporations' 10-K Report.

      As discussed in the above-referenced Note 10 in the Corporations' 10-K Report, the New York State Department of Environmental Conservation ("NYS DEC") had approved a conceptual remedial plan prepared by Central Hudson that addressed soil contamination at its Laurel Street site in Poughkeepsie, New York. The NYS DEC has not approved the final agreement. In June 2002, Central Hudson recorded a $2.5 million liability for remediation at the Laurel Street site and deferred the expense.

      On January 2, 2002, the NYS DEC approved revised risk assessments regarding Central Hudson's former Newburgh, New York manufactured gas plant ("MGP"). Based on the revised assessments, the draft Feasibility Study Report of remedial alternatives will be revised accordingly. The estimate of the cost of remediating the MGP site, the adjacent property and the nearby Hudson River, has increased to $15.5 million to accomplish additional cleanup of Hudson River sediments and property owned by the City of Newburgh. As a result of the revised estimate for remediation related to the Newburgh site, in September 2002, Central Hudson recorded an additional $10 million liability and deferred the expense. It has been the practice of the PSC to allow deferred accounting treatment for MGP sites, however, the recovery of the deferred expenses has been dependent on the level of a company's earnings at the time the expenditures are made. A company may not earn more than its allowed return on equity while recovering these expenditures.

      Work at the MGP site in Kingston, New York, and the Laurel Street site has been delayed due to delays in obtaining appropriate regulatory approvals for cleanup plans. It is currently estimated that remediation at the Laurel Street site will be completed in 2003, while the start of cleanup at the Kingston site will not begin until 2003. Cost of remediating the Laurel Street site is still estimated at about $2.5 million, while no estimate is currently available for the Kingston site, pending further review of cleanup plans by regulatory officials.

      On October 11, 2002, the NYS DEC requested additional remedial investigations at the North Water Street site in Poughkeepsie, New York and the adjacent Hudson River. These studies are expected to be initiated in 2002, upon approval of work plans by the NYS DEC.

      On November 16, 2001, Central Hudson filed a petition with the PSC to defer costs relating to its MGP sites. The PSC issued its order on October 25, 2002, granting permission to defer these costs. Recovery of the deferred costs will be subject to the following three conditions at the time the expenditures are made: 1) the expenditures are incremental to current rates; 2) the expenditures must be material; and 3) Central Hudson may not be earning above its allowed return on equity. Central Hudson cannot predict whether it will meet these three conditions.

      Business Relationship - Central Hudson has certain contractual and tariff-based business relationships with Dynegy, Inc. and its affiliated companies. These relationships include a transition power agreement, certain facility rental and service arrangements and indemnification for certain environmental and litigation exposures. In August, 2002, Central Hudson exercised its option to extend the transition power agreement through October 31, 2004. Recently, Dynegy, Inc.'s financial condition has deteriorated and if such deterioration were to continue, this business relationship could be adversely affected. However, Energy Group and Central Hudson can make no prediction at this time as to the impact of further deterioration of Dynegy, Inc.'s financial position.

      Griffith - Reference is made to the above-referenced Note 10 in the Corporations' 10-K Report and to the caption thereunder "Other Central Hudson Matters - CH Services" and to Energy Group's and Central Hudson's Combined Quarterly Report for the quarterly period ended June 30, 2002, for a discussion of the possibility of a post-closing adjustment relating to the November 2000 acquisition by Central Hudson Enterprises Corporation, a subsidiary of CH Services, from NEES Energy, Inc. ("NEES") of the assets and business of Griffith Consumer Company, Inc. (currently known as Griffith Energy Services, Inc. or ("Griffith"). On August 8, 2002, Energy Group received an Earnings Dispute Notice ("Notice") from NEES concerning the earnout provisions in the related Asset Purchase Agreement, dated August 30, 2000. The Notice states that

NEES disputes the earnings information provided to it regarding Griffith's earnings in 2001 and contends that costs were unreasonably incurred and/or improperly allocated to Griffith, thus reducing the amount of earnings on which NEES contends it is entitled to receive an earnout payment under the provisions of the Asset Purchase Agreement. As requested in the Notice, additional information regarding the operating results of Griffith for 2001 has been provided to NEES. Energy Group continues to believe that no earnout payment is owed to NEES, however, Energy Group is presently unable to estimate the scope of further discussions NEES wishes to have concerning Griffith earnings for 2001, or to predict the outcome of the discussions.

      On September 23, 2002, Griffith acquired Charles G. Turner Oil Company, Inc., in Virginia, and on October 15, 2002, acquired Farmers Oil, Inc., located in Maryland. These acquisitions resulted in a 3% increase in Griffith's customer base.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

 Exhibit No.
Regulation S-K
   Item 601
 Designation            Exhibit Description
 -----------            -------------------

3              --       Articles of Incorporation and Bylaws.

               (i)      Bylaws of Energy Group on the date of this Report.

4              --       Instruments defining the rights of securities holders,
                        including indentures.

(a)   Prospectus Supplement, dated March 20, 2002 (to Prospectus dated March 14,
      2002), relating to $100,000,000 principal amount of Medium-Term Notes, Series D, of Central Hudson Gas & Electric Corporation, and the Prospectus, dated March 14, 2002, relating to said $100,000,000 principal amount of debt securities, attached hereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-83542 ((1)(a)), and, as applicable to a tranche of such Medium-Term Notes, each of the following:

            (i) Pricing Supplement No. 1, dated March 25, 2002 (to said Prospectus dated March 14, 2002, as supplemented by said Prospectus Supplement Dated March 20, 2002) filed pursuant to Rule 424(b) in connection with Registration Statement No. 333-83542. ((1)(b))

            (ii) Pricing Supplement No. 2, dated March 25, 2002 (to said Prospectus Dated March 14, 2002, as supplemented by said Prospectus Supplement dated March 20, 2002) filed pursuant to Rule 424(b) in connection with Registration Statement No. 333-83542. ((1)(c))

      The following are notes to the Exhibits listed above:

      (1)(a) Incorporated herein by reference to Prospectus Supplement, dated March 20, 2002 (to Prospectus dated March 14, 2002), relating to $100,000,000 principal amount of Medium-Term Notes, Series D, of Central Hudson Gas & Electric Corporation, and the Prospectus, dated March 14, 2002, relating to said $100,000,000 principal amount of debt securities, attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

            (b) Incorporated herein by reference to Pricing Supplement No. 1, dated March 25, 2002 (to said Prospectus dated March 14, 2002, as supplemented by said Prospectus Supplement dated March 20,
                  2002) filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

            (c) Incorporated herein by reference to Pricing Supplement No. 2, dated March 25, 2002 (to said Prospectus dated March 14, 2002, as Prospectus Supplement dated March 20, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

12                --    Statement Showing Computation of the Ratio of
                        Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred
                        Stock Dividends.

(b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Energy Group filed the following Current Reports on Form 8-K.

                  (i) A Report, dated July 30, 2002, which reports the authorization by the Board of Directors of Energy Group of a common stock repurchase program.

                  (ii) A Report, dated September 10, 2002, which reports a presentation to the New York State Society of Security Analysts of the financial and strategic overview of Energy Group.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereunder duly authorized.

                                               CH ENERGY GROUP, INC.
                                                   (Registrant)

                                By:            /s/ Donna S. Doyle
                                    ------------------------------------------
                                                 Donna S. Doyle
                                    Vice President - Accounting and Controller


                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                 (Co-Registrant)

                                By:            /s/ Donna S. Doyle
                                    ------------------------------------------
                                                 Donna S. Doyle
                                    Vice President - Accounting and Controller

Dated: November 13, 2002

                                 CERTIFICATIONS

I, Paul J. Ganci, Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify for each of the Companies that:

1. I have reviewed this quarterly report on Form 10-Q of the Companies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               CH ENERGY GROUP, INC.
                                                   (Registrant)

                                 By:            /s/ Paul J. Ganci
                                    ------------------------------------------
                                                   Paul J. Ganci
                                       Chairman of the Board, President and
                                             Chief Executive Officer


                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                  (Co-Registrant)

                                 By:            /s/ Paul J. Ganci
                                    ------------------------------------------
                                                   Paul J. Ganci
                                            Chairman of the Board and
                                             Chief Executive Officer

Dated:  November 12, 2002

                                 CERTIFICATIONS

I, Steven V. Lant, Chief Operating Officer and Chief Financial Officer of CH Energy Group, Inc. and Chief Financial Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify for each of the Companies that:

1. I have reviewed this quarterly report on Form 10-Q of the Companies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              CH ENERGY GROUP, INC.
                                                  (Registrant)

                                 By:           /s/ Steven V. Lant
                                    ------------------------------------------
                                                 Steven V. Lant
                                          Chief Operating Officer and
                                            Chief Financial Officer


                                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                 (Co-Registrant)

                                 By:           /s/ Steven V. Lant
                                    ------------------------------------------
                                                 Steven V. Lant
                                            Chief Operating Officer

Dated:  November 12, 2002

                                 CERTIFICATIONS

I, Paul J. Ganci, Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report on Form 10-Q of the Companies for the period ending September 30, 2002 (the "Periodic Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Companies.

                                               CH ENERGY GROUP, INC.
                                                   (Registrant)

                                 By:            /s/ Paul J. Ganci
                                    ------------------------------------------
                                                   Paul J. Ganci
                                       Chairman of the Board, President and
                                             Chief Executive Officer


                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                  (Co-Registrant)

                                 By:            /s/ Paul J. Ganci
                                    ------------------------------------------
                                                   Paul J. Ganci
                                            Chairman of the Board and
                                             Chief Executive Officer

Dated:   November 12, 2002

I, Steven V. Lant, Chief Operating Officer and Chief Financial Officer of CH Energy Group, Inc. and Chief Financial Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report on Form 10-Q of the Companies for the period ending September 30, 2002 (the "Periodic Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Companies.

                                               CH ENERGY GROUP, INC.
                                                   (Registrant)

                                 By:           /s/ Steven V. Lant
                                    ------------------------------------------
                                                 Steven V. Lant
                                           Chief Operating Officer and
                                             Chief Financial Officer


                                     CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                  (Co-Registrant)

                                 By:           /s/ Steven V. Lant
                                    ------------------------------------------
                                                  Steven V. Lant
                                             Chief Operating Officer

Dated:  November 12, 2002

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:

 Exhibit No.
Regulation S-K
   Item 601
 Designation            Exhibit Description
 -----------            -------------------

3              --       Articles of Incorporation and Bylaws.

                        (i)   Bylaws of Energy Group on the date of this Report.

4              --       Instruments defining the rights of securities holders,
                        including indentures.

(a)   Prospectus Supplement, dated March 20, 2002 (to Prospectus dated March 14,
      2002), relating to $100,000,000 principal amount of Medium-Term Notes, Series D, of Central Hudson Gas & Electric Corporation, and the Prospectus, dated March 14, 2002, relating to said $100,000,000 principal amount of debt securities, attached hereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-83542 ((1)(a)), and, as applicable to a tranche of such Medium-Term Notes, each of the following:

      (i) Pricing Supplement No. 1, dated March 25, 2002 (to said Prospectus dated March 14, 2002, as supplemented by said Prospectus Supplement Dated March 20, 2002) filed pursuant to Rule 424(b) in connection with Registration Statement No. 333-83542. ((1)(b))

      (ii) Pricing Supplement No. 2, dated March 25, 2002 (to said Prospectus Dated March 14, 2002, as supplemented by said Prospectus Supplement dated March 20, 2002) filed pursuant to Rule 424(b) in connection with Registration Statement No. 333-83542. ((1)(c))

      The following are notes to the Exhibits listed above:

     (1)(a) Incorporated herein by reference to Prospectus Supplement, dated March 20, 2002 (to Prospectus dated March 14, 2002), relating to $100,000,000 principal amount of Medium-Term Notes, Series D, of Central Hudson Gas & Electric Corporation, and the Prospectus, dated March 14, 2002, relating to said $100,000,000 principal amount of debt securities, attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

      (b) Incorporated herein by reference to Pricing Supplement No. 1, dated March 25, 2002 (to said Prospectus dated March 14, 2002, as supplemented by said Prospectus Supplement dated March 20, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

      (c) Incorporated herein by reference to Pricing Supplement No. 2, dated March 25, 2002 (to said Prospectus dated March 14, 2002, as Prospectus Supplement dated March 20, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

12          --    Statement Showing Computation of the Ratio of Earnings to
                  Fixed Charges and the Ratio of Earnings to Combined Fixed
                  Charges and Preferred Stock Dividends.

(b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Energy Group filed the following Current Reports on Form 8-K.

            (i) A Report, dated July 30, 2002, which reports the authorization by the Board of Directors of Energy Group of a common stock repurchase program.

            (iii) A Report, dated September 10, 2002, which reports a
                  presentation to the New York State Society of Security Analysts of the financial and strategic overview of Energy Group.