Form 10-Q
period 2003-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2003-05-14
CIK 18647, 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to........................

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

      Yes |X| No |_|

      Indicate by check mark whether CH Energy Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

      Yes |X| No | |

      Indicate by check mark whether Central Hudson Gas & Electric Corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_| No |X|

      As of the close of business on May 6, 2003, (i) CH Energy Group, Inc. had outstanding 15,833,600 shares of Common Stock ($.10 per share par value) and
(ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

      PART I - FINANCIAL INFORMATION                                    PAGE
      ------------------------------                                    ----

Item 1 - Consolidated Financial Statements

           CH ENERGY GROUP, INC.
           ---------------------

           Consolidated Statement of Income -
            Three Months Ended March 31, 2003 and 2002                    1

           Consolidated Statement of Comprehensive Income
            Three Months Ended March 31, 2003 and 2002                    2

           Consolidated Balance Sheet - March 31, 2003
            and December 31, 2002                                         3

           Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 2003 and 2002                    5

           CENTRAL HUDSON GAS & ELECTRIC CORPORATION
           -----------------------------------------

           Consolidated Statement of Income -
            Three Months Ended March 31, 2003 and 2002                    6

           Consolidated Statement of Comprehensive Income
            Three Months Ended March 31, 2003 and 2002                    7

           Consolidated Balance Sheet - March 31, 2003
            and December 31, 2002                                         8

           Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 2003 and 2002                   10

                                      INDEX

      PART I - FINANCIAL INFORMATION                                    PAGE
      ------------------------------                                    ----

Item 1 - Consolidated Financial Statements (Cont'd)

            Notes to Consolidated Financial Statements                   11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   21

Item 3 - Quantitative and Qualitative Disclosure
         about Market Risk                                               28

Item 4 - Controls and Procedures                                         28

      PART II - OTHER INFORMATION
      ---------------------------

Item 1 - Legal Proceedings                                               29

Item 4 - Submission of Matters to a Vote of Security Holders             29

Item 5 - Other Information                                               30

Item 6 - Exhibits and Reports on Form 8-K                                32

Signatures                                                               33

Certifications                                                           34

Exhibit Index                                                            38

                     --------------------------------------

Filing Format

      This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation. CH Energy Group, Inc. became the holding company for Central Hudson Gas & Electric Corporation on December 15, 1999. Except where the content clearly indicates otherwise, any reference in this report to CH Energy Group, Inc. includes all subsidiaries of CH Energy Group, Inc., including Central Hudson Gas & Electric Corporation. Central Hudson Gas & Electric Corporation makes no representation as to the information contained in this report in relation to CH Energy Group, Inc. and its subsidiaries other than Central Hudson Gas & Electric Corporation.

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                   For the 3 Months Ended March 31,
                                                                          2003          2002
                                                                       ---------     ---------
                                                                        (Thousands of Dollars)
Operating Revenues
  Electric ........................................................    $ 114,506     $ 101,472
  Natural gas .....................................................       56,438        41,733
  Competitive business subsidiaries ...............................       96,306        53,790
                                                                       ---------     ---------
      Total Operating Revenues ....................................      267,250       196,995
                                                                       ---------     ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ........................................       67,524        58,312
    Purchased natural gas .........................................       45,414        29,257
    Purchased petroleum ...........................................       63,145        28,748
    Other expenses of operation - regulated activities ............       24,299        20,694
    Other expenses of operation - competitive business subsidiaries       15,396        12,910
  Depreciation and amortization ...................................        8,264         7,682
  Taxes, other than income tax ....................................        7,226         8,853
  Federal and State income taxes ..................................       13,738        11,407
                                                                       ---------     ---------
      Total Operating Expense .....................................      245,006       177,863
                                                                       ---------     ---------

Operating Income ..................................................       22,244        19,132
                                                                       ---------     ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .............          125           106
  Federal and State income taxes ..................................         (155)       (2,003)
  Interest and investment income ..................................        1,755         3,606
  Other - net .....................................................        2,279         5,084
                                                                       ---------     ---------
      Total Other Income ..........................................        4,004         6,793
                                                                       ---------     ---------

Income before Interest Charges ....................................       26,248        25,925
                                                                       ---------     ---------

Interest Charges
  Interest on mortgage bonds ......................................          263           670
  Interest on other long-term debt ................................        2,625         1,663
  Other interest ..................................................        2,824         3,399
  Allowance for borrowed funds used during construction ...........         (108)          (56)
                                                                       ---------     ---------
      Total Interest Charges ......................................        5,604         5,676

Cumulative Preferred Stock Dividends of Central Hudson ............          451           807
                                                                       ---------     ---------

Net Income ........................................................       20,193        19,442
Dividends Declared on Common Stock ................................        8,550         8,835
                                                                       ---------     ---------

Balance Retained in the Business ..................................    $  11,643     $  10,607
                                                                       =========     =========

Common Stock:
    Average Shares Outstanding (000s) .............................       15,969        16,362

    Earnings Per Share (Basic and Diluted) ........................    $    1.26     $    1.19

    Dividends Declared Per Share ..................................    $    0.54     $    0.54


                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                     For the 3 Months Ended March 31,
                                                                             2003        2002
                                                                           --------     -------
                                                                          (Thousands of Dollars)

Net Income ............................................................    $ 20,193     $19,442

Other comprehensive income:


Net unrealized gains (losses) on Marketable Securities:
      Unrealized gain (loss), net of tax of $228 and $(26) respectively        (259)         38
      Reclassification adjustment for realized loss included in
          net income, net of tax of $707 ..............................       1,062          --
                                                                           --------     -------

Other comprehensive income ............................................         803          38
                                                                           --------     -------

Comprehensive Income ..................................................    $ 20,996     $19,480
                                                                           ========     =======

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                               March 31,       December 31,
                                                                  2003             2002
                                ASSETS                        (Unaudited)
                                                              -----------       ----------
                                                                 (Thousands of Dollars)
Utility Plant
     Electric ........................................        $  608,409        $  605,989
     Natural gas .....................................           190,457           189,143
     Common ..........................................           103,885           100,476
                                                              ----------        ----------
                                                                 902,751           895,608

     Less:  Accumulated depreciation .................           376,051           370,349
                                                              ----------        ----------
                                                                 526,700           525,259

     Construction work in progress ...................            80,636            76,398
                                                              ----------        ----------
             Net Utility Plant .......................           607,336           601,657
                                                              ----------        ----------

Other Property and Plant .............................            18,895            18,337
                                                              ----------        ----------


Current Assets
     Cash and cash equivalents .......................            54,615            83,523
     Accounts receivable from customers -
        net of allowance for doubtful accounts .......            99,902            60,978
     Accrued unbilled utility revenues ...............             7,446             7,894
     Other receivables ...............................             2,022             1,998
     Fuel and materials and supplies - at average cost            14,182            16,033
     Fair value of derivative instruments ............               611             2,747
     Bond defeasance escrow ..........................            16,296            16,275
     Special deposits and prepayments ................            24,533            28,466
                                                              ----------        ----------
          Total Current Assets .......................           219,607           217,914
                                                              ----------        ----------

Investments ..........................................            83,110            95,786
                                                              ----------        ----------

Deferred Charges and Other Assets
     Prefunded pension costs .........................           104,433           108,242
     Goodwill and other intangible assets ............            84,211            77,972
     Regulatory assets ...............................            81,512            74,000
     Unamortized debt expense ........................             3,556             3,623
     Other assets ....................................            11,850            12,576
                                                              ----------        ----------
          Total Deferred Charges and Other Assets ....           285,562           276,413
                                                              ----------        ----------

                Total Assets .........................        $1,214,510        $1,210,107
                                                              ==========        ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    March 31,    December 31,
                                                                      2003           2002
                  CAPITALIZATION AND LIABILITIES                  (Unaudited)
                                                                  -----------    ------------
                                                                     (Thousands of Dollars)
Capitalization
     Common Stock Equity:
       Common stock, 30,000,000 shares authorized;
        16,862,087 shares issued ($0.10 par value) ...........    $     1,686     $     1,686
     Paid-in capital .........................................        351,230         351,230
     Retained earnings .......................................        181,146         169,503
     Treasury stock ..........................................        (42,322)        (33,117)
       (1,028,487 shares @ 3-31-03; 797,487 shares @ 12-31-02)
     Other comprehensive income ..............................           (929)         (1,732)
     Capital stock expense ...................................           (650)           (655)
                                                                  -----------     -----------
         Total Common Stock Equity ...........................        490,161         486,915
                                                                  -----------     -----------

     Cumulative Preferred Stock
       Not subject to mandatory redemption ...................         21,030          21,030
       Subject to mandatory redemption .......................         12,500          12,500
                                                                  -----------     -----------
        Total Cumulative Preferred Stock .....................         33,530          33,530
                                                                  -----------     -----------

     Long-term Debt ..........................................        269,877         269,877
                                                                  -----------     -----------
        Total Capitalization .................................        793,568         790,322
                                                                  -----------     -----------

Current Liabilities
     Current maturities of long-term debt ....................         15,000          15,000
     Notes payable ...........................................         10,000              --
     Accounts payable ........................................         48,620          45,649
     Accrued interest ........................................          3,195           4,273
     Dividends payable .......................................          9,001           9,113
     Accrued vacation ........................................          3,904           3,671
     Customer deposits .......................................          5,333           5,268
     Other ...................................................         23,333          29,131
                                                                  -----------     -----------
        Total Current Liabilities ............................        118,386         112,105
                                                                  -----------     -----------

Deferred Credits and Other Liabilities
     Regulatory liabilities ..................................        178,915         192,074
     Operating reserves ......................................          5,031           4,912
     Deferred gain - sale of plants ..........................         17,302          19,774
     Accrued environmental remediation costs .................         19,500          18,304
     Other ...................................................         19,703          16,846
                                                                  -----------     -----------
        Total Deferred Credits and Other Liabilities .........        240,451         251,910
                                                                  -----------     -----------

Accumulated Deferred Income Tax (Net) ........................         62,105          55,770
                                                                  -----------     -----------


            Total Capitalization and Liabilities .............    $ 1,214,510     $ 1,210,107
                                                                  ===========     ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the 3 Months Ended
                                                                                  March 31
                                                                             2003         2002
                                                                           --------     ---------
Operating Activities:                                                     (Thousands of Dollars)

  Net Income ..........................................................    $ 20,193     $  19,442

    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation & amortization .................................       8,686         8,374
          Deferred income taxes - net .................................       5,373         2,531
          Loss on sale of investments .................................       1,769            --
          Provision for uncollectibles ................................         842           768
          Accrued/deferred pension costs ..............................      (5,114)       (4,452)
          Amortization of fossil plant incentive ......................      (2,472)       (1,199)
          Other - net .................................................      (6,764)          (59)

    Changes in operating assets and liabilities, net:
          Accounts receivable, unbilled revenues and other receivables      (39,342)       (9,064)
          Fuel, materials and supplies ................................       1,851           825
          Special deposits and prepayments ............................      (3,156)       (2,141)
          Accounts payable ............................................       2,316        (1,252)
          Accrued taxes and interest ..................................       5,990         4,155
          Deferred gas & electric costs ...............................       5,190         5,746
          Customer benefit and carrying charge - net ..................      (9,317)       (5,010)
          Other - net .................................................       1,494         4,132
                                                                           --------     ---------

    Net Cash (Used in) Provided by Operating Activities ...............     (12,461)       22,796
                                                                           --------     ---------

Investing Activities:

    Purchase of investments ...........................................     (20,896)           --
    Proceeds from sale of investments .................................      33,085            --
    Deferred covered call premiums ....................................         273            --
    Additions to utility plant and other property and plant ...........     (13,189)      (14,557)
    Acquisitions made by unregulated subsidiary .......................      (7,626)           --
    Other - net .......................................................        (227)         (762)
                                                                           --------     ---------

    Net Cash Used in Investing Activities .............................      (8,580)      (15,319)
                                                                           --------     ---------

Financing Activities:

    Proceeds from issuance of long-term debt ..........................          --        69,000
    Net borrowings of short-term debt .................................      10,000            --
    Repurchase of common stock ........................................      (9,205)           --
    Dividends paid on common stock ....................................      (8,662)       (8,835)
    Issuance and redemption costs .....................................          --          (445)
                                                                           --------     ---------

    Net Cash (Used in) Provided by Financing Activities ...............      (7,867)       59,720
                                                                           --------     ---------

Net Change in Cash and Cash Equivalents ...............................     (28,908)       67,197

Cash and Cash Equivalents - Beginning of Year .........................      83,523       132,395
                                                                           --------     ---------

Cash and Cash Equivalents - End of Period .............................    $ 54,615     $ 199,592
                                                                           ========     =========


Supplemental Disclosure of Cash Flow Information

    Interest paid .....................................................    $  4,631     $   2,539

    Federal and State income tax paid .................................          --            --



                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                 For the 3 Months
                                                                 Ended March 31,
                                                                2003          2002
                                                             ---------     ---------
                                                             (Thousands of Dollars)
Operating Revenues
  Electric ..............................................    $ 113,211     $  99,660
  Natural gas ...........................................       56,414        40,955
                                                             ---------     ---------
    Total - own territory ...............................      169,625       140,615
  Electric sales to other utilities .....................        1,295         1,812
  Natural gas sales to other utilities ..................           24           778
                                                             ---------     ---------
      Total Operating Revenues ..........................      170,944       143,205
                                                             ---------     ---------

Operating Expenses
  Operation:
    Purchased electricity ...............................       67,500        57,136
    Fuel used in electric generation ....................           24           154
    Purchased natural gas ...............................       38,424        25,749
    Other expenses of operation .........................       24,299        20,692
  Depreciation and amortization .........................        6,711         6,265
  Taxes, other than income tax ..........................        7,163         8,783
  Federal and State income taxes ........................       10,232         9,023
                                                             ---------     ---------
      Total Operating Expenses ..........................      154,353       127,802
                                                             ---------     ---------

Operating Income ........................................       16,591        15,403
                                                             ---------     ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ...          125           106
  Federal and State income taxes ........................         (221)       (1,069)
  Interest on regulatory assets and other interest income        2,372         2,631
  Other - net ...........................................        1,895         3,937
                                                             ---------     ---------
      Total Other Income ................................        4,171         5,605
                                                             ---------     ---------

Income before Interest Charges ..........................       20,762        21,008
                                                             ---------     ---------

Interest Charges
  Interest on mortgage bonds ............................          263           670
  Interest on other long-term debt ......................        2,625         1,663
  Interest on regulatory liabilities and other interest .        2,824         3,475
  Allowance for borrowed funds used during construction .         (108)          (56)
                                                             ---------     ---------
      Total Interest Charges ............................        5,604         5,752
                                                             ---------     ---------

Net Income ..............................................       15,158        15,256

Dividends Declared on Cumulative Preferred Stock ........          451           807
                                                             ---------     ---------

Income Available for Common Stock .......................    $  14,707     $  14,449
                                                             =========     =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                        For the 3 Months Ended March 31,
                                                                               2003          2002
                                                                             -------       -------
                                                                            (Thousands of Dollars)
Net Income ..............................................................    $15,158       $15,256

Other comprehensive income:
     Net unrealized gains on marketable securities, net of taxes of $(26)         --            38
                                                                             -------       -------

Comprehensive Income ....................................................    $15,158       $15,294
                                                                             =======       =======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                               March 31,       December 31,
                                                                 2003              2002
                               ASSETS                         (Unaudited)
                                                              ----------         --------
                                                                 (Thousands of Dollars)
Utility Plant
      Electric ......................................          $608,409          $605,989
      Natural Gas ...................................           190,457           189,143
      Common ........................................           103,885           100,476
                                                               --------          --------
                                                                902,751           895,608

      Less:  Accumulated depreciation ...............           376,051           370,349
                                                               --------          --------
                                                                526,700           525,259

      Construction work in progress .................            80,636            76,398
                                                               --------          --------
         Net Utility Plant ..........................           607,336           601,657
                                                               --------          --------

Other Property and Plant ............................               968               968
                                                               --------          --------


Current Assets
    Cash and cash equivalents .......................            38,976            54,989
    Accounts receivable from customers -
       net of allowance for doubtful accounts .......            58,610            35,216
    Accrued unbilled utility revenues ...............             7,446             7,894
    Other receivables ...............................             2,014             2,407
    Fuel and materials and supplies - at average cost             9,338            12,459
    Fair value of derivative instruments ............               611             2,715
    Bond defeasance escrow ..........................            16,296            16,275
    Special deposits and prepayments ................            15,297            17,656
                                                               --------          --------
       Total Current Assets .........................           148,588           149,611
                                                               --------          --------


Investments .........................................             2,917             2,186
                                                               --------          --------

Deferred Charges and Other Assets
    Prefunded pension costs .........................           104,433           108,242
    Regulatory assets ...............................            81,512            74,000
    Unamortized debt expense ........................             3,556             3,623
    Other assets ....................................             5,746             5,679
                                                               --------          --------
          Total Deferred Charges and Other Assets ...           195,247           191,544
                                                               --------          --------

                Total Assets ........................          $955,056          $945,966
                                                               ========          ========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                              March 31,         December 31,
                                                                2003                2002
               CAPITALIZATION AND LIABILITIES               (Unaudited)
                                                            ----------           ---------
                                                                 (Thousands of Dollars)
Capitalization
     Common Stock Equity:
        Common stock, 30,000,000 shares authorized;
         16,862,087 shares issued ($5 par value) ....        $  84,311           $  84,311
     Paid-in capital ................................          174,980             174,980
     Retained earnings ..............................           16,185              10,140
     Capital stock expense ..........................           (5,283)             (5,288)
                                                             ---------           ---------
         Total Common Stock Equity ..................          270,193             264,143
                                                             ---------           ---------

     Cumulative Preferred Stock
        Not subject to mandatory redemption .........           21,030              21,030
        Subject to mandatory redemption .............           12,500              12,500
                                                             ---------           ---------
         Total Cumulative Preferred Stock ...........           33,530              33,530
                                                             ---------           ---------

     Long-term Debt .................................          269,877             269,877
                                                             ---------           ---------
         Total Capitalization .......................          573,600             567,550
                                                             ---------           ---------

Current Liabilities
     Current maturities of long-term debt ...........           15,000              15,000
     Notes Payable ..................................           10,000                  --
     Accounts payable ...............................           38,321              37,066
     Accrued interest ...............................            3,195               4,273
     Dividends payable ..............................              451                 451
     Accrued vacation and payroll ...................            4,894               4,891
     Customer deposits ..............................            5,333               5,268
     Other ..........................................            7,342               8,688
                                                             ---------           ---------
         Total Current Liabilities ..................           84,536              75,637
                                                             ---------           ---------

Deferred Credits and Other Liabilities
     Regulatory liabilities .........................          178,915             192,074
     Operating reserves .............................            5,031               4,912
     Deferred gain - sale of plants .................           17,302              19,774
     Accrued environmental remediation costs ........           19,500              18,304
     Accrued OPEB costs .............................            6,042               4,514
     Other ..........................................            9,320               8,247
                                                             ---------           ---------
         Total Deferred Credits and Other Liabilities          236,110             247,825
                                                             ---------           ---------

Accumulated Deferred Income Tax (Net) ...............           60,810              54,954
                                                             ---------           ---------


         Total Capitalization and Liabilities .......        $ 955,056           $ 945,966
                                                             =========           =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the 3 Months Ended
                                                                                       March 31,
                                                                               2003                2002
                                                                             --------           ---------
Operating Activities:                                                           (Thousands of Dollars)

  Net Income .........................................................       $ 15,158           $  15,256

    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization ..............................          7,132               6,956
          Deferred income taxes - net ................................          4,893               2,783
          Provision for uncollectibles ...............................            800                 768
          Accrued/deferred pension costs .............................         (5,114)             (4,452)
          Amortization of fossil plant incentive .....................         (2,472)             (1,199)
          Other - net ................................................         (3,460)                389

       Changes in operating assets and liabilities - net:
          Accounts receivable, unbilled revenues and other receivables        (23,353)             (8,583)
          Fuel, materials and supplies ...............................          3,121               2,455
          Special deposits and prepayments ...........................         (2,242)             (2,804)
          Fair value of derivative instruments .......................          2,104                  --
          Accounts payable ...........................................          1,255              (2,547)
          Accrued taxes and interest .................................          3,502               8,815
          Deferred natural gas and electric costs ....................          5,190               5,746
          Customer benefit and carrying charge - net .................         (9,317)             (5,010)
          Other - net ................................................         (1,278)             (2,163)
                                                                             --------           ---------

    Net Cash (Used In) Provided by Operating Activities ..............         (4,081)             16,410
                                                                             --------           ---------

Investing Activities:

    Additions to plant ...............................................        (12,463)            (12,982)
    Other - net ......................................................           (356)               (316)
                                                                             --------           ---------

    Net Cash Used in Investing Activities ............................        (12,819)            (13,298)
                                                                             --------           ---------

Financing Activities:

    Proceeds from issuance of long-term debt .........................             --              69,000
    Net borrowings of short-term debt ................................         10,000                  --
    Dividends paid on cumulative preferred and common stock ..........         (9,113)             (9,807)
    Issuance and redemption costs ....................................             --                (445)
                                                                             --------           ---------

    Net Cash Provided by Financing Activities ........................            887              58,748
                                                                             --------           ---------

Net Change in Cash and Cash Equivalents ..............................        (16,013)             61,860

Cash and Cash Equivalents - Beginning of Year ........................         54,989              47,864
                                                                             --------           ---------

Cash and Cash Equivalents - End of Period ............................       $ 38,976           $ 109,724
                                                                             ========           =========


Supplemental Disclosure of Cash Flow Information

    Interest paid ....................................................       $  4,132           $   1,980

    Federal and State income tax paid ................................             --                  --

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

Basis of Presentation

     This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, including Central Hudson and Energy Group's non-utility subsidiary, Central Hudson Enterprises Corporation ("CHEC"). Within this Quarterly Report on Form 10-Q, when historical comparisons are made between CHEC in 2003 and previous periods, please note that prior to December 31, 2002, the competitive business subsidiary with which comparisons are made was Central Hudson Energy Services, Inc. ("CH Services"). On December 31, 2002, CH Services was merged into Energy Group and CHEC became the parent of the remaining competitive business subsidiaries. Reference is made to the Corporations' 10-K Report, and to the discussion in Part I, Item 1 thereof under the subcaption "Corporate Structure," regarding the reorganization of Energy Group's competitive business subsidiaries.

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2002 (the "Corporations' 10-K Report").

      Central Hudson's and CHEC's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve month period.

NOTE 2 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 12 - "Segments and Related Information" to the Consolidated Financial Statements included in the Corporations' 10-K Report.

      Energy Group's reportable operating segments are the regulated electric and natural gas operations of Central Hudson and the activities of Energy Group's competitive business subsidiaries. These competitive business subsidiaries are comprised of CHEC and its subsidiaries, and are covered under the "Unregulated" segment for Energy Group. Also included in the "Unregulated" segment is the investment activity of Energy Group. These reportable operating segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and natural gas segments and depreciation of common property have been allocated to the segments in accordance with practice established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure

----------------------------------------------------------------------------------------------------------------
                ($000)                                            Quarter Ended March 31, 2003
----------------------------------------------------------------------------------------------------------------
           (Except Earnings
              Per Share)                                  Regulated          Unreg.      Eliminations    Total
----------------------------------------------------------------------------------------------------------------
                                                                 Natural
                                                     Electric      Gas
----------------------------------------------------------------------------------------------------------------
Revenues from external customers                     $114,506    $56,438    $96,306       $      --     $267,250
----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                       3        159         --            (162)          --
----------------------------------------------------------------------------------------------------------------
  Total Revenues                                     $114,509    $56,597    $96,306       $    (162)    $267,250
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                         $ 13,952    $11,208    $ 8,926              --     $ 34,086
----------------------------------------------------------------------------------------------------------------
Net Income                                           $  8,145    $ 6,562    $ 5,486              --     $ 20,193
----------------------------------------------------------------------------------------------------------------
Earnings Per Share (EPS)                             $   0.51    $  0.41    $  0.34(1)           --     $   1.26
----------------------------------------------------------------------------------------------------------------

(1) The amount attributable to the competitive business subsidiaries was $0.33; the balance of $0.01 was related to investment activity.

----------------------------------------------------------------------------------------------------------------
                 (000's)                                           Quarter Ended March 31, 2002
----------------------------------------------------------------------------------------------------------------
           (Except Earnings
              Per Share)                                       Regulated         Unreg.    Eliminations  Total
----------------------------------------------------------------------------------------------------------------
                                                                     Natural
                                                         Electric      Gas
----------------------------------------------------------------------------------------------------------------
Revenues from external customers                         $101,472    $41,733    $53,790       $  --     $196,995
----------------------------------------------------------------------------------------------------------------
Intersegment revenues                                          14        129         --        (143)          --
----------------------------------------------------------------------------------------------------------------
  Total Revenues                                         $101,486    $41,862    $53,790       $(143)    $196,995
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                             $ 15,276    $ 9,265    $ 8,311       $  --     $ 32,852
----------------------------------------------------------------------------------------------------------------
Net Income                                               $  9,127    $ 5,322    $ 4,993          --     $ 19,442
----------------------------------------------------------------------------------------------------------------
Earnings Per Share (EPS)                                 $   0.56    $  0.33    $  0.30(1)       --     $   1.19
----------------------------------------------------------------------------------------------------------------

(1) The amount attributable to the competitive business subsidiaries was $0.22; the balance of $0.08 was attributable to investment activity and gains from weather-hedging contracts.

Central Hudson Gas & Electric Corporation Segment Disclosure

--------------------------------------------------------------------------------------------------------
             (000's)                                            Quarter Ended March 31, 2003
--------------------------------------------------------------------------------------------------------
                                                                   Natural
                                                   Electric          Gas       Eliminations       Total
--------------------------------------------------------------------------------------------------------
Revenues from external customers                   $114,506        $56,438        $  --         $170,944
--------------------------------------------------------------------------------------------------------
Intersegment revenues                                     3            159         (162)              --
--------------------------------------------------------------------------------------------------------
   Total Revenues                                  $114,509        $56,597        $(162)        $170,944
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                       $ 14,291        $11,320        $  --         $ 25,611
--------------------------------------------------------------------------------------------------------
Net Income                                         $  8,484        $ 6,674        $  --         $ 15,158
--------------------------------------------------------------------------------------------------------
Income Available for Common Stock                  $  8,145        $ 6,562        $  --         $ 14,707
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
             (000's)                                            Quarter Ended March 31, 2002
--------------------------------------------------------------------------------------------------------
                                                                   Natural
                                                   Electric          Gas       Eliminations       Total
--------------------------------------------------------------------------------------------------------
Revenues from external customers                   $101,472        $41,733        $  --         $143,205
--------------------------------------------------------------------------------------------------------
Intersegment revenues                                    14            129         (143)              --
--------------------------------------------------------------------------------------------------------
   Total Revenues                                  $101,486        $41,862        $(143)        $143,205
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                       $ 15,891        $ 9,457        $  --         $ 25,348
--------------------------------------------------------------------------------------------------------
Net Income                                         $  9,742        $ 5,514        $  --         $ 15,256
--------------------------------------------------------------------------------------------------------
Income Available for Common Stock                  $  9,127        $ 5,322        $  --         $ 14,449
--------------------------------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standard ("SFAS") 133

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporation's 10-K Report. The total fair value of open Central Hudson derivatives, which hedge electric and natural gas purchases, at March 31, 2003 was $611,000 (net unrealized gain), which compares to a total fair value at December 31, 2002 of $2.7 million. For the quarter ended March 31, 2003, Central Hudson realized an actual net gain of $4.7 million for derivatives settled as compared to an actual net loss of $887,000 for the quarter ended March 31, 2002. These gains and losses, which either decrease or increase actual energy costs, were deferred for pass-back to or recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses, as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of SFAS 71. Additionally, Central Hudson entered into weather derivative contracts in the recent quarter and recorded settlement payments of $1.8 million due to higher sales resulting from colder than normal weather.

      The fair value of open CHEC derivatives at March 31, 2003 and December 31, 2002 was not material. Derivatives outstanding at quarter-end include a nominal number of fuel oil put and call options designated as fair value and cash flow hedges for April purchase transactions. Actual net gains recorded during the quarters ending March 31, 2002 and March 31, 2003 for fuel oil put and call options hedging fuel oil purchase transactions were also not material. CHEC also entered into weather derivative contracts for the quarter ended March 31, 2003, which resulted in settlement payments of $2.1 million due to the colder than normal weather as compared to a nominal gain in the first quarter last year.

      In addition to the above, Energy Group sold covered call options on certain common stock holdings held in its Alternate Investment Program portfolio during the quarter ended March 31, 2003. The amount received for the sale of these options and their related fair value at March 31, 2003 is not material.

Goodwill and Other Intangible Assets - SFAS 142

      Reference is made to the subcaption "Goodwill and Other Intangible Assets" under Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized to earnings, but instead be periodically reviewed for impairment. The amortization of goodwill related to all acquisitions made by CHEC ceased upon adoption of SFAS 142 by Energy Group on January 1, 2002. SFAS 142 does not currently affect Central Hudson.

      Intangible assets include separate identifiable intangible assets, such as customer lists and covenants not to compete. In accordance with SFAS 142, intangible assets with finite useful lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $941,000. The useful life for a covenant not to compete is based on the expiration date of the covenant. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Substantially all of CHEC's intangible assets are the result of business combinations. Upon implementation of SFAS 142 on January 1, 2002, CHEC tested the goodwill remaining on the balance sheet for impairment pursuant to SFAS 142 and confirmed that there was no impairment. In addition, CHEC retested goodwill balances at December 31, 2002, and found no impairment. Remaining goodwill balances will be retested on an annual basis.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

-------------------------------------------------------------------------------------------------
                                           March 31, 2003                 December 31, 2002
-------------------------------------------------------------------------------------------------

                                   Gross Carrying   Accumulated     Gross Carrying    Accumulated
                                       Amount       Amortization        Amount       Amortization
-------------------------------------------------------------------------------------------------
Customer Lists                        $39,426          $6,619          $36,287          $5,932
-------------------------------------------------------------------------------------------------
Covenants Not to Compete                1,439             554            1,439             506
-------------------------------------------------------------------------------------------------
Total Amortizable
Intangibles                           $40,865          $7,173          $37,726          $6,438
-------------------------------------------------------------------------------------------------

      Amortization expense was $735,000 and $683,000 for the three months ended March 31, 2003 and 2002, respectively. The estimated amortization expense for each of the next five years, assuming no new acquisitions, is as follows (thousands of dollars):

                           2003              $2,974
                           2004              $2,700
                           2005              $2,691
                           2006              $2,673
                           2007              $2,659

      The carrying amount for goodwill was $50.5 million and $46.7 million as of March 31, 2003 and December 31, 2002, respectively.

Asset Retirement Obligations - SFAS 143

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      SFAS 143 is effective for the calendar year that began January 1, 2003. Central Hudson and CHEC have determined that no liabilities currently exist for asset retirement obligations as defined in SFAS 143.

Depreciation and Amortization

      Reference is made to "Depreciation and Amortization" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporation's 10-K Report. For financial statement purposes, Central Hudson's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the depreciation rates are approved by the PSC.

      The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service. The current estimate of cost of removal and salvage that has been accrued as a component of the depreciation expense net of the actual incurred cost of removal and salvage is approximately $29.7 million and is included in Accumulated Depreciation on the Balance Sheet.

NOTE 4 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

Property, Plant and Equipment

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      The objective of the Financial Accounting Standards Board ("FASB") project on property, plant, and equipment was to develop an accounting framework for property, plant, and equipment, including guidance for the capitalization of costs. This project would amend certain Accounting Principles Board ("APB") Opinions and FASB Statements to incorporate changes that would result from the final issuance of the proposed American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. This project also would amend APB Opinion No. 28, Interim Financial Reporting, so that the provision of the proposed SOP that would require certain costs to be charged to expense as incurred also would apply to interim periods. In connection with its changing role in the standard-setting process, the Accounting Standards

Executive Committee ("AcSEC") agreed to drop this project from its agenda. However, AcSEC is evaluating whether there are smaller discrete issues related to this broader project that it should address. Once that determination is made, the FASB will evaluate the need to amend any APB Opinions and FASB Statements to incorporate changes that would result from a proposed SOP.

NOTE 5 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 9 - "Stock-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") referred to therein.

      On January 1, 2001, the number of performance shares granted was 7,570, in aggregate, to executives covered under the Plan. No performance shares were granted in 2002. On January 1, 2003, the number of performance shares granted was 14,800, in aggregate, to executives covered under the Plan. As of March 31, 2003, the number of these performance shares that remain outstanding were 5,850 and 14,800, respectively. The ultimate number of shares awarded is based on the performance of Energy Group's common stock over the three years following the date of the relevant grant, but shall not exceed 150% of the number of shares granted. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to its award. The amount of compensation expense was not material for the quarter ended March 31, 2003.

      A summary of the status of stock options awarded to executive officers and Non-Employee Directors of Energy Group and its subsidiaries under the Plan as of March 31, 2003, is as follows:


                                           Weighted        Weighted
                                           Average         Average
                                           Exercise       Remaining
                                 Shares     Price      Contractual Life
                                 --------------------------------------

Outstanding at 1/1/03            85,000     $40.25            --
              Granted            30,900      48.62            --
            Exercised            (8,820)     31.94            --
            Forfeited              (800)     44.06            --
                               --------     ------        ------
Outstanding at 3/31/03          106,280     $43.35          8.16 years
                               ========     ======        ======

      A total of 8,820 non-qualified stock options were exercised during the quarter ended March 31, 2003. These options had an exercise price of $31.94 and resulted in compensation expense of $89,711.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, all future employee stock option grants and other stock-based compensation will be expensed over their respective vesting periods based on the fair value at the date the stock-based compensation is granted. Compensation expense recorded for the quarter ended March 31, 2003 and pro forma expense for the quarter ended March 31, 2002 resulting from the implementation of fair value accounting for stock options were not material.

NOTE 6 - INVESTMENTS

      Reference is made to Note 10 - "Other Investments" of the Corporation's 10-K Report. At March 31, 2003, other investments held by Energy Group include marketable debt and equity securities classified as available-for-sale, and investments in partnerships. Debt securities include corporate and government notes and bonds. These investments are reported at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax.

      A portion of these investments comprise Energy Group's Alternate Investment Program ("Investment Program"), commenced in the third quarter of 2002. Under the Investment Program, Energy Group has invested approximately $76 million of its cash reserves with the objective of realizing higher after-tax yields than available through money market instruments, while avoiding undue risk to principal and while maintaining adequate liquidity. See Item 2 under the caption "Capital Resources and Liquidity" for additional information about the Investment Program.

      Securities available for sale and investments in partnerships as of March 31, 2003 are summarized as follows (thousands of dollars):

                                               Unrealized     Unrealized      Recorded
      March 31, 2003               Cost Basis     Gains         Losses         Basis
-------------------------------------------------------------------------------------
Debt securities recorded at
market, maturing:
  Within one year                   $ 4,407      $    17       $     --       $ 4,424
  Due after one year through
    five years                       17,525           68             --        17,593
  Due after five years through
    ten years                        11,000           43             --        11,043
  Due after ten years                 1,230            5             --         1,235

Common stocks                        30,669          915         (2,156)       29,428
Preferred stocks                     11,446          157            (26)       11,577

Investments in partnerships
   and other investments              8,348           --           (538)        7,810
                                    -------------------------------------------------

                                    $84,625      $ 1,205       $ (2,720)      $83,110
                                    =======      =======       ========       =======

      Proceeds from sales of available-for-sale securities during the quarter ended March 31, 2003 were $33.1 million. Realized gains associated with sales of available-for-sale securities were $0.4 million and realized losses were $2.2 million. The cost of these securities was determined on a specific identification basis.

      To date the Investment Program has experienced market volatility, especially in the portion of its portfolio that is invested in electric utility common stocks. A delineation of the investment results experienced through March 31, 2003 are shown in the following table:

       Detailed Alternate Investment Program Results for the Quarter Ended
                                 March 31, 2003

                                    ($000's)

------------------------------------------------------------------------------------------------------
                                                                         Unrealized        Realized
                                                           Cost Basis    Gain/(Loss)      Gain/(Loss)
------------------------------------------------------------------------------------------------------
Bank One Intermediate Bond Fund                             $ 34,162       $   133          $    --
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Electric Utility Common Stock:
------------------------------------------------------------------------------------------------------
    Consolidated Edison                                        1,978          (104)              --
------------------------------------------------------------------------------------------------------
    Ameren Corp.                                               1,922          (160)              --
------------------------------------------------------------------------------------------------------
    Sempra Energy (4)                                          1,822           455               --
------------------------------------------------------------------------------------------------------
    Cinergy Corp.                                              1,886           105               --
------------------------------------------------------------------------------------------------------
    Progress Energy                                            1,934          (243)              --
------------------------------------------------------------------------------------------------------
    Keyspan Corp.                                              2,111          (199)              --
------------------------------------------------------------------------------------------------------
    Nstar                                                      2,102          (186)              --
------------------------------------------------------------------------------------------------------
    FPL Group, Inc.                                            1,893           (28)              --
------------------------------------------------------------------------------------------------------
    Southern Co.                                               1,889           (47)              --
------------------------------------------------------------------------------------------------------
    Exelon Corp.                                               1,888          (143)              --
------------------------------------------------------------------------------------------------------
    Constellation Energy                                       1,852           (41)              --
------------------------------------------------------------------------------------------------------
    Wisconsin Energy                                           1,871            (9)              --
------------------------------------------------------------------------------------------------------
    Scana Corp. WI                                             1,870           (80)              --
------------------------------------------------------------------------------------------------------
    DTE Energy                                                 1,889          (303)              --
------------------------------------------------------------------------------------------------------
    Energy East Corp.                                          1,873          (380)              --
------------------------------------------------------------------------------------------------------
    Pepco Holdings                                             1,889          (233)              --
------------------------------------------------------------------------------------------------------
    Covered Calls                                                 --           355               --
------------------------------------------------------------------------------------------------------
    OGE Energy (1)                                                                              (91)
------------------------------------------------------------------------------------------------------
    Alliant Energy (1)                                                                          (94)
------------------------------------------------------------------------------------------------------
    American Electric Power (1)                                                                 (88)
------------------------------------------------------------------------------------------------------
    Idacorp, Inc.(1)                                                                           (201)
------------------------------------------------------------------------------------------------------
    Northwestern Corp.(1)                                                                    (1,489)
------------------------------------------------------------------------------------------------------
        Total Utility  Common Stock                         $ 30,669        (1,241)(2)       (1,963)(3)
------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
                                                                        Unrealized       Realized
                                                           Cost Basis   Gain/(Loss)     Gain/Loss
--------------------------------------------------------------------------------------------------
Preferred Stock:
--------------------------------------------------------------------------------------------------
    Household International 7.60%                           $  2,995       $   5          $  --
--------------------------------------------------------------------------------------------------
    Freddie Mac 6.00% Series P                                   533         (11)            --
--------------------------------------------------------------------------------------------------
    ABN Ambro 6.59%                                            2,295          33             --
--------------------------------------------------------------------------------------------------
    Freddie Mac 6%                                               261           1             --
--------------------------------------------------------------------------------------------------
    Household International 7.625%                             2,093          57             --
--------------------------------------------------------------------------------------------------
    San Diego Gas & Electric 6.80%                             1,300         (15)          (118)
--------------------------------------------------------------------------------------------------
    ABN Ambro 6.46%                                            1,969          61             --
--------------------------------------------------------------------------------------------------
    Citigroup Inc. 6.365% (1)                                                               287
--------------------------------------------------------------------------------------------------
    South Carolina Gas & Electric 6.25% (1)                                                 (21)
--------------------------------------------------------------------------------------------------
    Sallie Mae 6.97% (1)                                                                    (56)
--------------------------------------------------------------------------------------------------
    San Diego Gas & Electric 7.05%(1)                                                        (3)
--------------------------------------------------------------------------------------------------
    HSBC USA 5.715% (1)                                                                      29
--------------------------------------------------------------------------------------------------
    Heller Financial (GE) 6.95% (1)                                                          26
--------------------------------------------------------------------------------------------------
    Heller Financial (GE) 6.95% (1)                                                          51
--------------------------------------------------------------------------------------------------
    Freddie Mac 5.70% Series R (1)                                                           (1)
--------------------------------------------------------------------------------------------------
        Total Preferred Stock                               $ 11,446       $ 131(2)       $ 194(3)
--------------------------------------------------------------------------------------------------

(1) No longer held in portfolio.

(2) Unrealized gain/loss as of March 31, 2003.

(3) Realized gain/loss for the quarter ended March 31, 2003.

(4) Sold April 2, 2003.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements included in the Corporations' 10-K Report. Except for that which is disclosed in
Part II of this Quarterly Report on Form 10-Q and all documents previously filed with the Securities and Exchange Commission ("SEC") in 2003, there have been no material changes in the matters discussed in said Note 11.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE STRUCTURE

      Within this Quarterly Report on Form 10-Q, when historical comparisons are made between CHEC in 2003 and previous periods, please note that prior to December 31, 2002, the competitive business subsidiary with which comparisons are made was CH Services. On December 31, 2002, CH Services was merged into Energy Group and CHEC became the parent of the remaining competitive business subsidiaries. Reference is made to the Corporations' 10-K Report, and to the discussion in Part I, Item 1 thereof under the subcaption "Corporate Structure," regarding the reorganization of Energy Group's competitive business subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first three months of 2003 contributed to the increase in the per share book value of its common stock from $30.31 at December 31, 2002 to $30.89 at March 31, 2003; however, the common equity ratio decreased from 60.5% at December 31, 2002 to 59.9% at March 31, 2003, due primarily to $10.0 million in short-term debt outstanding at March 31, 2003 and the repurchase of common stock pursuant to the Repurchase Program (as described below).

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4 million shares, or approximately 25% of its then-outstanding common stock, over the five years beginning August 1, 2002. The Board of Directors has targeted 800,000 shares for repurchase in the first twelve months of the Repurchase Program. As of May 1, 2003, the aggregate number of shares repurchased under the Repurchase Program was 528,487 at a cost of $24.3 million; the total number of shares repurchased from January 1, 2003 through May 1, 2003 was 231,000 at a cost of $9.9 million. Energy Group intends to set repurchase targets each year based on circumstances then prevailing. Energy Group reserves the right to modify, suspend or terminate the Repurchase Program at any time without notice.

      Energy Group also continued its Investment Program, commenced in the third quarter of 2002. The Investment Program currently involves investing approximately $76 million of Energy Group's cash reserves made available from recent divestitures with the objective of realizing higher after-tax yields than available through money market instruments, while avoiding undue risk to principal and while maintaining adequate liquidity. It is anticipated that these funds will be invested for a period of one to five years pending their use to fund the Repurchase Program, acquisitions or capital expenditures.

      The Investment Program invests in three classes of assets: electric utility common stocks, investment grade preferred stocks and intermediate term investment grade fixed income securities. Energy Group may revise its investment criteria and/or its holdings from time to time in response to developments regarding individual securities and/or market conditions.

      The expected after-tax yield of the Investment Program's portfolio is significantly higher than that of money market instruments. However, the value of the securities held in the Investment Program is subject to volatility due to changes in the value of individual securities as well as general market conditions. Of particular note is the expected inverse relationship between the value of the securities held and the general level of interest rates. Energy Group believes that, relative to the risk of rising interest rates, a potential internal hedge exists in that if rising interest rates cause a reduction in the value of its investment portfolio, such rising interest rates would also be expected to depress the price of Energy Group common stock, such that less cash would be required to fund the Repurchase Program. However, no assurances can be made regarding future performance of the Investment Program or whether the internal hedge described above will prove to be effective.

      The Investment Program has experienced market volatility, especially in the portion of the portfolio invested in electric utility common stocks. A delineation of the investment balance at March 31, 2003 is shown in the table in
Note 6 - "Investments" to the Notes to the Consolidated Financial Statements in
Item 1 hereof, along with gains and losses, realized and unrealized, as of that date.

      Energy Group will continue to investigate opportunities to redeploy its cash reserves in new investments that offer attractive returns with limited risks. These opportunities include, but are not limited to, currently operating assets that use proven technology and have a relatively stable customer base such as electric generating plants and natural gas pipelines.

      Central Hudson has committed short-term credit facilities totaling $1.5 million with two commercial banks and a $75 million revolving credit agreement with a group of commercial banks. The PSC limits the amount of short-term borrowing Central Hudson may have outstanding at any time to $77 million in the aggregate. As of March 31, 2003, Central Hudson had $15.0 million of current maturities of long-term debt, $10.0 million of short-term debt outstanding, and cash and cash equivalents of $39.0 million.

      CHEC has a $12.5 million line of credit with a commercial bank and, as of March 31, 2003, there was no outstanding balance.

      At March 31, 2003, Energy Group had $15.0 million of current maturities of long-term debt and $10.0 million of short-term debt outstanding. Cash and cash equivalents for Energy Group were $54.6 million and marketable securities were $76.2 million at the end of March 2003.

      Cash balances held by Central Hudson resulting from the divestiture of its interests in its principal generating facilities are earmarked to be disbursed for mortgage defeasance in 2003, refunds to Central Hudson customers in 2003 and 2004, and capital expenditures in 2003 and 2004 as contemplated under Central Hudson's regulatory agreement with the PSC dated October 25, 2001.

      Energy Group and certain of its subsidiaries have issued guarantees that provide financial or performance assurance to third parties on behalf of the Energy Group subsidiaries under certain commodity, derivative and stock sale contracts. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. Guarantees have been provided to counter-parties to guarantee the payment, when due, of obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to natural gas, fuel oil, propane, weather hedges and certain obligations related to the sale of former subsidiary CH Resources, Inc. in 2002.

      At March 31, 2003, the aggregate amount of actual liabilities covered by these guarantees was $4.6 million. The related liability is reflected in the consolidated balance sheet, and each such guarantee is not considered to be material.

      It is Management's belief that the possibility that Energy Group would be required to perform or incur any material losses associated with any of the above guarantees is remote.

EARNINGS PER SHARE

      Energy Group's earnings per share for the first quarter of 2003 were $1.26 versus $1.19 for the first quarter of 2002, an increase of $0.07 per share. Earnings from continuing operations increased by $0.19, or 18%, from $1.07 in the first quarter of 2002 to $1.26 per share this year. This increase was partially offset by the absence of a one-time gain of $0.12 recorded in the first quarter of 2002 from the sale of stock of insurance companies through which Central Hudson provided employee benefits.

      Of the $0.19 per share increase from continuing operations, Central Hudson contributed $0.15 per share largely due to increases in net electric and natural gas revenues (net of commodity costs and revenue taxes and weather-hedging contracts) resulting from the colder than normal weather experienced this year. Electricity sales to firm customers increased 11% while natural gas sales increased 35% due to the colder than normal weather and economic growth, as evidenced by a 2% increase in the number of electric and natural gas customers during the same period. Billing heating degree-days in the first quarter of 2003 were 30% higher than last year and 7% higher than normal. This increase from continuing operations was partially offset by an increase in operating expenses primarily due to the more severe winter weather and an increase in depreciation and property taxes on utility plant assets.

      The financial results from continuing operations include an $0.11 per share increase from CHEC. The increase was due to an increase in net revenues from its fuel distribution subsidiaries, resulting from the colder weather, as well as recent acquisitions. The effect of the colder than normal weather on earnings was partially offset by the effect of weather-hedging contracts used to normalize variations in earnings.

      Losses realized due to the readjustment of the Investment Program in 2003 and gains resulting in the first quarter of 2002 from weather-hedging contracts reduced earnings per share from continuing operations by $0.07 per share.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for Energy Group and its subsidiaries (regulated and unregulated), comparing the three-month period ended March 31, 2003 to the three-month period ended March 31, 2002. The operating results of the regulated subsidiary reflect Central Hudson's electric and natural gas sales and revenues, and the operating results of the unregulated subsidiary reflect CHEC's operations.

OPERATING REVENUES

      Energy Group's operating revenues increased $70.3 million, or 36%, for the first quarter of 2003. Details of these revenue changes by electric, natural gas and unregulated subsidiaries are as follows: (thousands of dollars)

                                              2003/2002 INCREASE (DECREASE)
                                              -----------------------------
                                            THREE MONTHS ENDED MARCH 31, 2003
                                            ---------------------------------
                                 Electric         Natural Gas      Unregulated      Total
                                 --------         -----------      -----------      -----
Customer Sales(a) .........      $    751          $  2,716(b)       $42,516      $ 45,983
Sales to Other Utilities ..          (517)             (754)              --        (1,271)
Fuel & Nat. Gas Cost Adjust        10,908            13,729               --        24,637
Deferred Revenues .........         2,955(c)           (274)              --         2,681
Miscellaneous .............        (1,063)             (712)              --        (1,775)
                                 --------          --------          -------      --------
     Total ................      $ 13,034          $ 14,705          $42,516      $ 70,255
                                 ========          ========          =======      ========

(a)   Includes delivery of electricity and natural gas supplied by others.

(b)   Includes both firm and interruptible revenues.

(c) Includes the deferral and restoration of revenues related to Central Hudson's Customer Benefit Fund (described under the caption "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings Electric and Natural Gas" in Note 2 to the Consolidated Financial Statements included in the Corporations' 10-K Report) and the deferral of earnings in excess of the rate of return allowance in accordance with the provisions of Central Hudson's current rate order (described in said Note 2).

      Central Hudson's electric and natural gas operating revenues in the first quarter increased $27.7 million, or 19%, from $143.2 million in the first quarter of 2002 to $170.9 million in the first quarter of 2003. Electric revenues increased $13.0 million, or 13%, and natural gas revenues increased $14.7 million, or 35%. The increase in both electric and natural gas revenues primarily reflects an increase in revenues collected through Central Hudson's energy cost adjustment clauses to recover the costs of purchased electricity and natural gas, respectively, and an increase in revenues from electric and natural gas deliveries due to colder than normal weather.

      CHEC's first quarter revenues increased $42.5 million, or 79%, from $53.8 million in 2002 to $96.3 million in 2003. The increase in revenues primarily reflects an increase in sales by CHEC's fuel distribution companies due to colder weather, including the impact of recent acquisitions in the fourth quarter of 2002 and in January 2003. Heating degree-days were 30% higher than last year. Revenues also increased due to higher retail prices as a result of higher wholesale market prices in 2003.

SALES

      Central Hudson's sales vary in response to weather conditions. Electric sales peak in the summer, and natural gas sales peak in the winter.

      Total kilowatthour sales of electricity within Central Hudson's service territory increased 11% and firm sales of natural gas increased 35% in the first quarter of 2003 as compared to the first quarter of 2002. Changes in Central Hudson's electric and natural gas deliveries from last year by major customer classifications are set forth below.

                            INCREASE (DECREASE) FROM 2002
                            -----------------------------
                                 3 MOS ENDED MARCH 31
                                 --------------------
                            Electric            Natural Gas
                            --------            -----------
Residential ............       16%                   35%
Commercial .............        6                    37
Industrial .............        9                    27
Interruptible ..........       N/A                  (19)

      Central Hudson's sales to electric residential and commercial customers increased 16% and 6%, respectively, in the first quarter. The across-the-board increase in delivery sales was due largely to colder weather and a 2% increase in the average number of both residential and commercial customers. Billing heating degree-days in 2003 were 30% higher than last year and 7% higher than normal. Sales to industrial customers increased 9% for the three-month period, due primarily to an increase in usage due to colder weather in 2003.

      Central Hudson's natural gas sales to residential and commercial customers, comprised largely of sales for space heating, increased 35% and 37% respectively, primarily as a result of the colder than normal weather and also increases in the average number of residential customers (by 2%) and commercial customers (by 3%). Industrial sales, representing approximately 5% of total firm sales in 2003 and 2002, increased by 27% due to colder weather and the transfer of some interruptible customers to firm service. Interruptible sales decreased 19% resulting largely from the curtailment of interruptible service in order to meet the increased demand from firm customers, and from the transfer of some interruptible customers to firm service.

      CHEC's sales of petroleum products increased by 13.9 million gallons, or 30%, to 59.5 million gallons from 45.6 million gallons in 2002. This increase was primarily due to colder weather, as evidenced by a 30% increase in heating degree-days in 2003 as compared to 2002 and increased sales as a result of acquisitions in the fourth quarter of 2002 and January 2003. In 2003, CHEC's sales of natural gas increased by approximately 130,000 Mcf, or 16%, to 930,000 Mcf from 800,000 Mcf in 2002. This increase was primarily due to the colder weather in 2003.

OPERATING EXPENSES

      Energy Group's total operating expenses for the first quarter of 2003 increased $67.2 million, or 38%, from the comparable period in 2002.

      For the first quarter of 2003, Central Hudson's total operating expenses increased $26.6 million, or 21%, from $127.8 million in 2002 to $154.4 million in 2003. The increase in operating expenses largely results from an increase in purchased electricity and purchased natural gas expense resulting from increased electric and natural gas sales and increases in the wholesale prices of electricity and natural gas. Purchased electricity costs increased by $10.4 million and purchased natural gas costs increased by $12.7 million. The balance of operating expenses, including income tax, increased by $3.5 million, with a large portion of this increase relating to maintenance costs for Central Hudson's enhanced electric reliability program and the maintenance of natural gas mains, as well as a reduction in work on capital projects due to prohibitive work conditions resulting from harsher winter weather.

      For the first quarter of 2003, operating expenses for CHEC increased $40.6 million, or 81%, from $50.1 million in 2002 to $90.7 million in 2003. Operating expenses are primarily the cost of fuel oil and natural gas, which increased $37.9 million due primarily to higher sales by the fuel distribution companies as a result of the colder weather in 2003 and the impact (totaling $4.8 million) of recent acquisitions. Fuel oil and natural gas costs also increased due to higher wholesale market prices. Other operating expenses increased approximately $2.7 million, including a $1.1 million increase in income taxes, due to the increased sales and recent acquisitions.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Report, for a discussion of Energy Group's dividend payments. On March 14, 2003, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2003, to shareholders of record as of April 10, 2003.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans" and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to, weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs, the success of strategies to satisfy electricity requirements now that Central Hudson's principal generating facilities have been sold; future market prices for energy, capacity and ancillary services; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

      Reference is made to Part II, Item 7A of the Corporations' 10-K Report for a discussion of market risk. There has been no material change in either the market risks or the practices employed by Energy Group and Central Hudson to mitigate these risks discussed in the Corporations' 10-K Report. For related discussion on this activity, see Note 3 - "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities - SFAS 133" and Item 2 - "Capital Resources and Liquidity."

ITEM 4 - CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date" ) and based on that evaluation, concluded that, as of the Evaluation Date, Energy Group's and Central Hudson's controls and procedures are effective for recording, processing, summarizing, and reporting information required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      Since the Evaluation Date, there have not been any significant changes to the internal controls or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Asbestos Litigation. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 11 - "Commitments and Contingencies" under the caption "Asbestos Litigation," in Part II, Item 8 of the Corporations' 10-K Report.

      As of April 15, 2003, a total of 3,082 cases involving asbestos have been brought against Central Hudson of the type described under the caption, of which 1,404 remain pending. Of the 1,678 cases no longer pending against Central Hudson, 1,541 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Energy Group and Central Hudson are presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, Energy Group and Central Hudson cannot determine the ultimate liability relating to these cases. Based on information known to Energy Group and Central Hudson at this time, including Central Hudson's experience in settling and in obtaining dismissals of asbestos cases, Energy Group and Central Hudson believe that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Energy Group's and/or its subsidiaries' financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders of Energy Group was held on Tuesday, April 1, 2003. The only matter voted upon at such meeting was the election of three nominees proposed as directors by the Board of Directors as Class III directors with terms expiring at the Annual Meeting of Shareholders to be held in 2006. No other nominees were proposed and these three nominees were elected. The total number of shares voted was 12,818,866. The number of shares voted for each of these directors and the number of shares withheld were as follows:

            --------------------------------------------------------------

            Name of Director             Shares For        Shares Withheld
            --------------------------------------------------------------

            Heinz K. Fridrich            12,641,516            177,350
            --------------------------------------------------------------

            Paul J. Ganci                12,624,689            194,177
            --------------------------------------------------------------

            E. Michel Kruse              12,629,240            189,626
            --------------------------------------------------------------

      Immediately following Energy Group's Annual Meeting of Shareholders, the Board of Directors elected Paul J. Ganci as Chairman of the Board, President and Chief Executive Officer and Heinz K. Fridrich as Vice Chairman of the Board. The Board of Directors also made the following appointments: Steven V. Lant, Chief Operating Officer and Chief Financial Officer; Carl E. Meyer, Executive Vice President; Joseph J. DeVirgilio, Jr., Senior Vice President; Arthur R. Upright, Senior Vice President; Donna S. Doyle, Vice President - Accounting and Controller; Lincoln E. Bleveans, Secretary and Assistant Treasurer; Denise D. VanBuren, Vice President - Corporate Communications and Community Relations; Diane Seitz, Treasurer; and John E. Gould, Assistant Secretary. Christopher M. Capone succeeded Diane Seitz as Treasurer of Energy Group effective April 28, 2003.

      The Annual Meeting of the Shareholder of Central Hudson was held on March 12, 2003. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The sole shareholder of Central Hudson, Energy Group, voted all of its shares of Common Stock for the nominees. The directors are: Paul J. Ganci, Carl E. Meyer, Arthur R. Upright, Steven V. Lant, and Jack Effron.

      Immediately following Central Hudson's Annual Meeting of Shareholder, Central Hudson's Board of Directors made the following appointments: Paul J. Ganci as Chairman of the Board and Chief Executive Officer; Carl E. Meyer, President and Chief Operating Officer; Steven V. Lant, Chief Financial Officer; Arthur R. Upright, Senior Vice President - Regulatory Affairs, Financial Planning and Accounting; Joseph J. DeVirgilio, Jr., Senior Vice President - Corporate Services and Administration; Donna S. Doyle, Vice President - Accounting and Controller; Charles A. Freni, Vice President - Engineering and Environmental Affairs; John C. Checklick, Vice President - Customer Services and Marketing; James P. Lovette, Vice President - Operations Services; Lincoln E. Bleveans, Secretary and Assistant Treasurer; Denise D. Van Buren, Vice President
- Corporate Communications and Community Relations; Diane Seitz, Treasurer; and John E. Gould, Assistant Secretary. Christopher M. Capone succeeded Diane Seitz as Treasurer of Central Hudson effective April 28, 2003.

Item 5. Other Information

      Environmental Matters - For a discussion of Central Hudson's environmental matters see Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements under the caption "Environmental Matters" of the Corporations' 10-K Annual Report.

      Central Hudson - Water. Reference is made to the discussion under the subcaption "Central Hudson - Water" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The New York State Department of Environmental Conservation ("NYS DEC") issued a draft State Pollutant Discharge Elimination System permit for the Neversink Hydroelectric Facility on January 15, 2003. The permit allows the discharge of non-contact cooling water and water from facility drains, in each case subject to limits on pollutant levels and monitoring provisions. The NYS DEC is currently considering public comments on the draft permit.

      Central Hudson - Orange County Landfills. Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The Tolling Agreement dated September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations by certain state agencies against Central Hudson for certain alleged causes of action, was extended to September 1, 2003.

      Central Hudson - Air. Reference is made to the discussion under the subcaption "Central Hudson - Air" in Note 11 to the Consolidated Financial Statements on the Corporations' 10-K Annual Report. On May 1, 2003, NYS DEC regulations under 6NYCRR Part 204 ("Part 204") requiring additional limitations on emissions of nitrogen oxides (NOx) became effective. The NOx limitations are effective on a seasonal basis from May 1 through September 30 ("the summer ozone season"). Central Hudson's South Cairo and Coxsackie combustion turbine facilities are subject to the NYS DEC regulations. New state facility permits are required for each facility, in place of the facility registrations currently held. On April 16, 2003, NYS DEC issued draft permits for the two facilities for public comment. In order to meet the NOx emissions limits of Part 204, the permits will require restrictions on the cumulative operating hours for the turbines during the summer ozone season. NOx emissions are limited to 50 tons at each turbine during the remainder of the year.

      Central Hudson - Former Manufactured Gas Plant Facilities. Reference is made to the discussion under the subcaption "Former Manufactured Gas Plant Facilities" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. As of April 30, 2003, Central Hudson has expended approximately $10.3 million in connection with the City of Newburgh site. It is not possible to predict the extent of additional costs, including remediation costs, that will be incurred at this site; but Central Hudson believes that such costs could be in excess of $17 million. As of March 31, 2003, liabilities of $17 million were recorded regarding this site; these costs are included in "Deferred Credits and Other Liabilities - Accrued Environmental Remediation Costs" in Energy Group's and Central Hudson's Consolidated Balance Sheets.

      Labor Relations - Reference is made to the Corporation's 10-K Report and to the discussion in Part I, Item 1 thereof under the subcaption "Labor Relations" of Central Hudson's agreements with the International Brotherhood of Electrical Workers for its unionized employees, representing construction and maintenance employees, customer representatives, service workers and clerical employees (excluding persons in managerial, professional or supervisory positions). This Agreement was renegotiated effective May 1, 2003 and extends five years. It provides for an average general wage increase of 3.5% and certain additional fringe benefits.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

   Exhibit No.
 Regulation S-K
    Item 601
   Designation                 Exhibit Description

12 Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman and Chief Executive Officer of Central Hudson Gas & Electric Corporation)

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Operating Officer and Chief Financial Officer of CH Energy Group, Inc. and Chief Financial Officer of Central Hudson Gas & Electric Corporation)

      (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Energy Group filed the following Current Reports on Form 8-K:

            (i) A Report, dated February 3, 2003, which reports 2002 Earnings and 2003 Earnings Guidance for Energy Group.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunder duly authorized.

                                          CH ENERGY GROUP, INC.
                                              (Registrant)

                         By:              /s/ Donna S. Doyle
                            -----------------------------------------------
                                             Donna S. Doyle
                               Vice President - Accounting and Controller


                               CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                             (Co-Registrant)

                         By:              /s/ Donna S. Doyle
                            -----------------------------------------------
                                             Donna S. Doyle
                               Vice President - Accounting and Controller

Dated: May 14, 2003

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             CH ENERGY GROUP, INC.
                                                 (Registrant)

                          By:                  /s/ Paul J. Ganci
                              --------------------------------------------------
                                                 Paul J. Ganci
                                     Chairman of the Board, President and
                                            Chief Executive Officer


                                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                (Co-Registrant)

                          By:                  /s/ Paul J. Ganci
                              --------------------------------------------------
                                                 Paul J. Ganci
                               Chairman of the Board and Chief Executive Officer

Dated:  May 12, 2003

I, Steven V. Lant, Chief Operating Officer and Chief Financial Officer of CH Energy Group, Inc. and Chief Financial Officer of Central Hudson Gas & Electric Corporation (the "Companies"), do hereby certify for each of the Companies that:

      1. I have reviewed this quarterly report on Form 10-Q of the Companies;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         CH ENERGY GROUP, INC.
                                             (Registrant)

                     By:                  /s/ Steven V. Lant
                        -----------------------------------------------------
                                            Steven V. Lant
                          Chief Operating Officer and Chief Financial Officer


                              CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                            (Co-Registrant)

                     By:                  /s/ Steven V. Lant
                        -----------------------------------------------------
                                            Steven V. Lant
                                        Chief Financial Officer

Dated:  May 12, 2003

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:


  Exhibit No.
Regulation S-K
   Item 601
  Designation               Exhibit Description


12 Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman and Chief Executive Officer of Central Hudson Gas & Electric Corporation)

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Operating Officer and Chief Financial Officer of CH Energy Group, Inc. and Chief Financial Officer of Central Hudson Gas & Electric Corporation)