Form 10-Q
period 2003-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2003-08-12
CIK 18647, 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

      Yes |X|   No |_|

      Indicate by check mark whether Central Hudson Gas & Electric Corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_|   No |X|

      As of the close of business on August 1, 2003, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                      PART I - FINANCIAL INFORMATION                        PAGE
                                                                            ----

Item 1 - Consolidated Financial Statements

      CH ENERGY GROUP, INC
      Consolidated Statement of Income -
       Three Months Ended June 30, 2003 and 2002                               1

      Consolidated Statement of Income -
       Six Months Ended June 30, 2003 and 2002                                 2

      Consolidated Statement of Comprehensive Income -
       Three Months Ended June 30, 2003 and 2002                               3

      Consolidated Statement of Comprehensive Income -
       Six Months Ended June 30, 2003 and 2002                                 4

      Consolidated Balance Sheet - June 30, 2003
       and December 31, 2002                                                   5

      Consolidated Statement of Cash Flows -
       Six Months Ended June 30, 2003 and 2002                                 7

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION
      Consolidated Statement of Income -
       Three Months Ended June 30, 2003 and 2002                               8

      Consolidated Statement of Income -
        Six Months Ended June 30, 2003 and 2002                                9

      Consolidated Statement of Comprehensive Income -
       Three Months Ended June 30, 2003 and 2002                              10

      Consolidated Statement of Comprehensive Income -
        Six Months Ended June 30, 2003 and 2002                               11

      Consolidated Balance Sheet - June 30, 2003
       and December 31, 2002                                                  12

      Consolidated Statement of Cash Flows -
       Six Months Ended June 30, 2003 and 2002                                14

                                      INDEX

                          PART I - FINANCIAL INFORMATION                    PAGE
                                                                            ----

Item 1 - Consolidated Financial Statements (Cont'd)

         Notes to Consolidated Financial Statements                           15

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        26

Item 3 - Quantitative and Qualitative Disclosure about Market Risk            34

Item 4 - Controls and Procedures                                              35

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    36

Item 4 - Submission of Matters to a Vote of Security Holders                  36

Item 5 - Other Information                                                    36

Item 6 - Exhibits and Reports on Form 8-K                                     38

Signatures                                                                    39

Exhibit Index                                                                 40

                         ------------------------------

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

                         PART I - FINANCIAL INFORMATION

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                            For the 3 Months Ended June 30,
                                                                                               2003                 2002
                                                                                            ---------            ---------
                                                                                                 (Thousands of Dollars,
                                                                                               Except Earnings Per Share)
Operating Revenues
  Electric ......................................................................           $ 114,709            $  98,530
  Natural gas ...................................................................              28,760               24,404
  Competitive business subsidiaries .............................................              39,715               29,871
                                                                                            ---------            ---------
      Total Operating Revenues ..................................................             183,184              152,805
                                                                                            ---------            ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ......................................................              70,365               61,724
    Purchased natural gas .......................................................              20,581               16,647
    Purchased petroleum .........................................................              24,100               17,091
    Other expenses of operation - regulated activities ..........................              26,949               21,920
    Other expenses of operation - competitive business subsidiaries .............              13,217               12,605
  Depreciation and amortization .................................................               8,333                7,703
  Taxes, other than income tax ..................................................               7,572                9,658
  Federal and State income taxes ................................................               3,944                  947
                                                                                            ---------            ---------
      Total Operating Expenses...................................................             175,061              148,295
                                                                                            ---------            ---------

Operating Income ................................................................               8,123                4,510
                                                                                            ---------            ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ...........................                 117                  120
  Federal and State income taxes ................................................              (1,347)                (471)
  Interest and investment income ................................................               5,706                3,691
  Other - net ...................................................................                 866                  738
                                                                                            ---------            ---------
      Total Other Income ........................................................               5,342                4,078
                                                                                            ---------            ---------

Income before Interest Charges ..................................................              13,465                8,588
                                                                                            ---------            ---------

Interest Charges
  Interest on mortgage bonds ....................................................                 239                  670
  Interest on other long-term debt ..............................................               2,627                2,725
  Other interest ................................................................               2,625                3,231
  Allowance for borrowed funds used during construction .........................                (102)                 (64)
                                                                                            ---------            ---------
      Total Interest Charges.....................................................               5,389                6,562

Net income from continuing operations ...........................................               8,076                2,026

Net loss from discontinued operations, net of income tax benefit of $1,439 ......                  --               (2,175)

Gain on disposal of discontinued operations, net of income tax of ($6,671) ......                  --                5,698

Preferred Stock Dividends of Central Hudson .....................................                 451                  451
                                                                                            ---------            ---------

Net Income ......................................................................               7,625                5,098
Dividends Declared on Common Stock ..............................................               8,520                8,835
                                                                                            ---------            ---------

Balance Retained in the Business ................................................               ($895)             ($3,737)
                                                                                            =========            =========

Common Stock:
    Average Shares Outstanding (000s) ...........................................              15,827               16,362

    Earnings Per Share (Basic and Diluted) ......................................           $    0.48            $    0.31

    Dividends Declared Per Share ................................................           $    0.54            $    0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                           For the 6 Months Ended June 30,
                                                                                            2003                   2002
                                                                                           ---------            ---------
                                                                                               (Thousands of Dollars,
                                                                                             Except Earnings Per Share)
Operating Revenues
  Electric .....................................................................           $ 229,214            $ 200,002
  Natural gas ..................................................................              85,198               66,136
  Competitive business subsidiaries ............................................             136,021               83,662
                                                                                           ---------            ---------
      Total Operating Revenues .................................................             450,433              349,800
                                                                                           ---------            ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation .....................................................             137,888              120,037
    Purchased natural gas ......................................................              65,994               45,903
    Purchased petroleum ........................................................              87,245               45,839
    Other expenses of operation - regulated activities .........................              51,250               42,612
    Other expenses of operation - competitive business subsidiaries ............              28,613               25,516
  Depreciation and amortization ................................................              16,597               15,386
  Taxes, other than income tax .................................................              14,797               18,511
  Federal and State income taxes ...............................................              17,575               12,245
                                                                                           ---------            ---------
      Total Operating Expenses .................................................             419,959              326,049
                                                                                           ---------            ---------

Operating Income ...............................................................              30,474               23,751
                                                                                           ---------            ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ..........................                 242                  227
  Federal and State income taxes ...............................................              (1,609)              (2,583)
  Interest and investment income ...............................................               7,461                7,297
  Other - net ..................................................................               3,145                5,822
                                                                                           ---------            ---------
      Total Other Income .......................................................               9,239               10,763
                                                                                           ---------            ---------

Income before Interest Charges .................................................              39,713               34,514
                                                                                           ---------            ---------

Interest Charges
  Interest on mortgage bonds ...................................................                 502                1,339
  Interest on other long-term debt .............................................               5,252                4,388
  Other interest ...............................................................               5,449                6,631
  Allowance for borrowed funds used during construction ........................                (210)                (120)
                                                                                           ---------            ---------
      Total Interest Charges ...................................................              10,993               12,238

Net income from continuing operations ..........................................              28,720               22,276

Net loss from discontinued operations, net of income tax benefit of $1,439 .....                  --               (2,175)

Gain on disposal of discontinued operations, net of income tax of ($6,671) .....                  --                5,698

Preferred Stock Dividends of Central Hudson ....................................                 902                1,259
                                                                                           ---------            ---------

Net Income .....................................................................              27,818               24,540
Dividends Declared on Common Stock .............................................              17,070               17,671
                                                                                           ---------            ---------

Balance Retained in the Business ...............................................           $  10,748            $   6,869
                                                                                           =========            =========

Common Stock:
    Average Shares Outstanding (000s) ..........................................              15,898               16,362

    Earnings Per Share (Basic and Diluted) .....................................           $    1.75            $    1.50

    Dividends Declared Per Share ...............................................           $    1.08            $    1.08

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                      For the 3 Months Ended June 30,
                                                                                         2003                  2002
                                                                                       -------               -------
                                                                                            (Thousands of Dollars)
Net Income ....................................................................        $ 7,625               $ 5,098

Other comprehensive income:

    Unrealized gain on investment securities, net of tax of $1,592
        and $0, respectively ..................................................          2,493                    --

    Net unrealized gain on investment in partnerships, net of tax
        of $12 and $0, respectively ...........................................             19                    --

    Reclassification adjustment for gain on investments included in net
        income, net of tax of $703 and $26, respectively ......................         (1,050)                  (38)
                                                                                       -------               -------

Other comprehensive income ....................................................          1,462                   (38)
                                                                                       -------               -------

Comprehensive Income ..........................................................        $ 9,087               $ 5,060
                                                                                       =======               =======

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                        For the 6 Months Ended June 30,
                                                                                           2003                  2002
                                                                                         --------              --------
                                                                                              (Thousands of Dollars)
Net Income ..................................................................            $ 27,818              $ 24,540

Other comprehensive income:

    Unrealized gain on investment securities, net of tax of $1,364
        and $26, respectively ...............................................               2,234                    38

    Net unrealized gain on investment in partnerships net of tax of
        $12 and $0 respectively .............................................                  19                    --

    Reclassification adjustment for loss included in net income,
        net of tax of $4 and $0, respectively ...............................                  12                    --

    Reclassification adjustment for gain included in net income,
        net of tax of $0 and $26, respectively ..............................                  --                   (38)
                                                                                         --------              --------

Other comprehensive income ..................................................               2,265                    --
                                                                                         --------              --------

Comprehensive Income ........................................................            $ 30,083              $ 24,540
                                                                                         ========              ========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                  June 30,              December 31,
                                                                                    2003                    2002
                                       ASSETS                                    (Unaudited)
                                                                                 -----------            -----------
                                                                                          (Thousands of Dollars)
Utility Plant
       Electric ..........................................................        $  619,161             $  605,989
       Natural gas .......................................................           192,135                189,143
       Common ............................................................           104,338                100,476
                                                                                  ----------             ----------
                                                                                     915,634                895,608

       Less: Accumulated depreciation ....................................           381,741                370,349
                                                                                  ----------             ----------
                                                                                     533,893                525,259

       Construction work in progress .....................................            79,051                 76,398
                                                                                  ----------             ----------
               Net Utility Plant .........................................           612,944                601,657
                                                                                  ----------             ----------

Other Property and Plant .................................................            18,260                 18,337
                                                                                  ----------             ----------

Current Assets
       Cash and cash equivalents .........................................           123,695                 83,523
       Investments .......................................................            20,426                 89,441
       Accounts receivable from customers -
             net of allowance for doubtful accounts; $3.3 million
             in 2003 and $4.2 million in 2002 ............................            70,213                 60,978
       Accrued unbilled utility revenues .................................             4,842                  7,894
       Other receivables .................................................             2,063                  1,998
       Fuel and materials and supplies - at average cost .................            17,734                 16,033
       Fair value of derivative instruments ..............................                 5                  2,747
       Bond defeasance escrow ............................................            10,201                 16,275
       Special deposits and prepayments ..................................            19,658                 28,466
                                                                                  ----------             ----------
                Total Current Assets .....................................           268,837                307,355
                                                                                  ----------             ----------

Deferred Charges and Other Assets
       Prefunded pension costs ...........................................           100,625                108,242
       Goodwill and other intangible assets ..............................            83,530                 77,972
       Regulatory assets .................................................            86,190                 74,000
       Unamortized debt expense ..........................................             3,500                  3,623
       Other assets ......................................................            19,972                 18,921
                                                                                  ----------             ----------
                Total Deferred Charges and Other Assets ..................           293,817                282,758
                                                                                  ----------             ----------

                          Total Assets ...................................        $1,193,858             $1,210,107
                                                                                  ==========             ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                     June 30,               December 31,
                                                                                       2003                     2002
                          CAPITALIZATION AND LIABILITIES                           (Unaudited)
                                                                                   -----------              ------------
                                                                                         (Thousands of Dollars)
Capitalization
    Common stock equity:
      Common stock, 30,000,000 shares authorized:
        16,862,087 shares issued ($0.10 par value) ..................              $     1,686               $     1,686
    Paid-in capital .................................................                  351,230                   351,230
    Retained earnings ...............................................                  180,251                   169,503
    Treasury stock at cost ..........................................                  (45,558)                  (33,117)
      (1,084,287 shs. at 6/30/03; 797,487 shs. at 12/31/02)
    Accumulated other compehensive income ...........................                      533                    (1,732)
    Capital stock expense ...........................................                     (645)                     (655)
                                                                                   -----------               -----------
         Total common stock equity ..................................                  487,497                   486,915
                                                                                   -----------               -----------

    Cumulative preferred stock
      Not subject to mandatory redemption ...........................                   21,030                    21,030
      Subject to mandatory redemption ...............................                   12,500                    12,500
                                                                                   -----------               -----------
         Total cumulative preferred stock ...........................                   33,530                    33,530
                                                                                   -----------               -----------

    Long-term debt ..................................................                  269,877                   269,877
                                                                                   -----------               -----------
          Total capitalization ......................................                  790,904                   790,322
                                                                                   -----------               -----------

Current Liabilities
    Current maturities of long-term debt ............................                    9,500                    15,000
    Accounts payable ................................................                   38,503                    45,649
    Accrued interest ................................................                    4,256                     4,273
    Dividends payable ...............................................                    8,971                     9,113
    Accrued vacation ................................................                    3,904                     3,671
    Customer deposits ...............................................                    5,345                     5,268
    Accrued taxes payable ...........................................                    7,809                        --
    Fair value of derivative instruments ............................                    2,718                        --
    Other ...........................................................                   21,890                    29,131
                                                                                   -----------               -----------
        Total current liabilities ...................................                  102,896                   112,105
                                                                                   -----------               -----------

Deferred Credits and Other Liabilities
    Regulatory liabilities ..........................................                  176,684                   192,074
    Operating reserves ..............................................                    5,110                     4,912
    Deferred gain - sale of plants ..................................                   14,831                    19,774
    Accrued environmental remediation costs .........................                   19,371                    18,304
    Other ...........................................................                   21,496                    16,846
                                                                                   -----------               -----------
        Total deferred credits and other liabilities ................                  237,492                   251,910
                                                                                   -----------               -----------

Accumulated Deferred Income Tax (Net) ...............................                   62,566                    55,770
                                                                                   -----------               -----------

        Total Capitalization and Liabilities ........................                1,193,858                 1,210,107
                                                                                   ===========               ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the 6 Months Ended
                                                                                                       June 30
                                                                                              2003               2002
                                                                                            ---------         ---------
Operating Activities:                                                                           (Thousands of Dollars)
    Net Income .....................................................................        $  27,818         $  24,540

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
             Depreciation & amortization ...........................................           17,981            16,770
             Deferred income taxes - net ...........................................            6,519             2,858
             Loss on sale of temporary investments .................................               16                --
             Gain on disposal of subsidiary ........................................               --           (17,633)
             Provision for uncollectibles ..........................................            1,621             1,661
             Accrued/deferred pension costs ........................................           (9,817)           (8,147)
             Amortization of fossil plant incentive ................................           (4,944)           (2,397)
             Fair value of derivative instruments ..................................            2,742                --
             Other - net ...........................................................           (8,628)              235

          Changes in operating assets and liabilities, net:
             Accounts receivable, unbilled revenues and other receivables ..........           (7,951)           15,719
             Fuel, materials and supplies ..........................................           (1,701)            1,372
             Special deposits and prepayments ......................................            1,904             4,935
             Accounts payable ......................................................           (5,761)           (4,887)
             Accrued taxes and interest ............................................           18,683            15,081
             Deferred natural gas & electric costs .................................           20,908            10,721
             Customer benefit and carrying charge - net ............................          (19,102)           (9,014)
             Other - net ...........................................................           (2,976)           (1,009)
                                                                                            ---------         ---------

       Net Cash Provided by Operating Activities ...................................           37,312            50,805
                                                                                            ---------         ---------

Investing Activities:

       Purchase of investments .....................................................          (21,397)               --
       Proceeds from sale of subsidiary ............................................               --            58,227
       Proceeds from sale of temporary investments .................................           92,373                --
       Mortgage receivable - sale of Nine Mile 2 Plant .............................               --            22,733
       Additions to utility plant and other property and plant .....................          (25,870)          (28,681)
       Acquisitions made by unregulated subsidiary .................................           (7,697)               --
       Other - net .................................................................              615               696
                                                                                            ---------         ---------

       Net Cash Provided by Investing Activities ...................................           38,024            52,975
                                                                                            ---------         ---------

Financing Activities:

       Proceeds from issuance of long-term debt ....................................               --            69,000
       Retirement of long-term debt ................................................           (5,500)               --
       Retirement of preferred stock ...............................................               --           (22,500)
       Repurchase of common stock...................................................          (12,441)               --
       Dividends paid on common stock ..............................................          (17,212)          (17,671)
       Issuance and redemption costs ...............................................              (11)             (188)
                                                                                            ---------         ---------

       Net Cash (Used in) Provided by Financing Activities .........................          (35,164)           28,641
                                                                                            ---------         ---------

Net Change in Cash and Cash Equivalents ............................................           40,172           132,421

Cash and Cash Equivalents - Beginning of Year ......................................           83,523           132,395
                                                                                            ---------         ---------

Cash and Cash Equivalents - End of Period ..........................................        $ 123,695         $ 264,816
                                                                                            =========         =========

Supplemental Disclosure of Cash Flow Information

       Interest paid ...............................................................        $   7,317         $   5,893

       Federal and State income tax paid ...........................................        $     350         $   3,500

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                     For the 3 Months Ended June 30,
                                                                                         2003              2002
                                                                                      ---------          ---------
                                                                                         (Thousands of Dollars)
Operating Revenues
  Electric ..................................................................         $ 113,122          $  96,668
  Natural gas ...............................................................            28,549             22,835
                                                                                      ---------          ---------
    Total - own territory ...................................................           141,671            119,503
  Electric sales to other utilities .........................................             1,587              1,862
  Natural gas sales to other utilities ......................................               211              1,569
                                                                                      ---------          ---------
      Total Operating Revenues ..............................................           143,469            122,934
                                                                                      ---------          ---------

Operating Expenses
  Operation:
    Purchased electricity ...................................................            70,338             61,242
    Fuel used in electric generation ........................................                27                104
    Purchased natural gas ...................................................            18,790             14,933
    Other expenses of operation .............................................            26,950             21,920
  Depreciation and amortization .............................................             6,711              6,265
  Taxes, other than income tax ..............................................             7,549              9,608
  Federal and State income taxes ............................................             4,625              2,466
                                                                                      ---------          ---------
      Total Operating Expenses...............................................           134,990            116,538
                                                                                      ---------          ---------

Operating Income ............................................................             8,479              6,396
                                                                                      ---------          ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction .......................               117                120
  Federal and State income taxes ............................................              (383)               226
  Interest on regulatory assets and other interest income ...................             2,503              2,288
  Other - net ...............................................................             1,865                820
                                                                                      ---------          ---------
      Total Other Income.....................................................             4,102              3,454
                                                                                      ---------          ---------

Income before Interest Charges ..............................................            12,581              9,850
                                                                                      ---------          ---------

Interest Charges
  Interest on mortgage bonds ................................................               239                670
  Interest on other long-term debt ..........................................             2,627              2,725
  Interest on regulatory liabilities and other interest .....................             2,625              3,296
  Allowance for borrowed funds used during construction .....................              (102)               (64)
                                                                                      ---------          ---------
      Total Interest Charges ................................................             5,389              6,627
                                                                                      ---------          ---------

Net Income ..................................................................             7,192              3,223

Dividends Declared on Cumulative Preferred Stock ............................               451                451
                                                                                      ---------          ---------

Income Available for Common Stock ...........................................         $   6,741          $   2,772
                                                                                      =========          =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                      For the 6 Months Ended June 30,
                                                                                         2003                 2002
                                                                                      ---------            ---------
                                                                                          (Thousands of Dollars)
Operating Revenues
  Electric ..............................................................             $ 226,333            $ 196,328
  Natural gas ...........................................................                84,963               63,789
                                                                                      ---------            ---------
    Total - own territory ...............................................               311,296              260,117
  Electric sales to other utilities .....................................                 2,881                3,674
  Natural gas sales to other utilities ..................................                   235                2,347
                                                                                      ---------            ---------
      Total Operating Revenues ..........................................               314,412              266,138
                                                                                      ---------            ---------

Operating Expenses
  Operation:
    Purchased electricity ...............................................               137,838              118,378
    Fuel used in electric generation ....................................                    50                  258
    Purchased natural gas ...............................................                57,214               40,681
    Other expenses of operation .........................................                51,249               42,613
  Depreciation and amortization .........................................                13,421               12,529
  Taxes, other than income tax ..........................................                14,712               18,391
  Federal and State income taxes ........................................                14,857               11,490
                                                                                      ---------            ---------
      Total Operating Expenses ..........................................               289,341              244,340
                                                                                      ---------            ---------

Operating Income ........................................................                25,071               21,798
                                                                                      ---------            ---------

Other Income and (Deductions)
  Allowance for equity funds used during construction ...................                   242                  227
  Federal and State income taxes ........................................                  (604)                (844)
  Interest on regulatory assets and other interest income ...............                 4,875                4,879
  Other - net ...........................................................                 3,760                4,797
                                                                                      ---------            ---------
      Total Other Income ................................................                 8,273                9,059
                                                                                      ---------            ---------

Income before Interest Charges ..........................................                33,344               30,857
                                                                                      ---------            ---------

Interest Charges
  Interest on mortgage bonds ............................................                   502                1,339
  Interest on other long-term debt ......................................                 5,252                4,388
  Interest on regulatory liabilities and other interest .................                 5,450                6,771
  Allowance for borrowed funds used during construction .................                  (210)                (120)
                                                                                      ---------            ---------
      Total Interest Charges ............................................                10,994               12,378
                                                                                      ---------            ---------

Net Income ..............................................................                22,350               18,479

Dividends Declared on Cumulative Preferred Stock ........................                   902                1,259
                                                                                      ---------            ---------

Income Available for Common Stock .......................................             $  21,448            $  17,220
                                                                                      =========            =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                  For the 3 Months Ended June 30,
                                                                                     2003                 2002
                                                                                    -------             -------
                                                                                       (Thousands of Dollars)
Net Income ..................................................................       $ 7,192             $ 3,223

Other comprehensive income:

    Reclassification adjustment for gain on investments included in net
        income, net of tax of $0 and $26, respectively ......................            --                 (38)
                                                                                    -------             -------

Other comprehensive income (loss) ...........................................            --                 (38)
                                                                                    -------             -------

Comprehensive Income ........................................................       $ 7,192             $ 3,185
                                                                                    =======             =======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                        For the 6 Months Ended June 30,
                                                                                            2003                2002
                                                                                          --------            --------
                                                                                             (Thousands of Dollars)
Net Income ...................................................................            $ 22,350            $ 18,479

Other comprehensive income:

    Unrealized gain on investments, net of tax of $0 and $26, respectively ...                  --                  38

    Reclassification adjustment for gain included in net income,
        net of tax of $0 and $26, respectively ...............................                  --                 (38)
                                                                                          --------            --------

Other comprehensive income ...................................................                  --                  --
                                                                                          --------            --------

Comprehensive Income .........................................................            $ 22,350            $ 18,479
                                                                                          ========            ========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                        June 30,            December 31,
                                                                                          2003                  2002
                                        ASSETS                                        (Unaudited)
                                                                                      -----------           ------------
                                                                                            (Thousands of Dollars)
Utility Plant
       Electric ...........................................................             $619,161              $605,989
       Natural Gas ........................................................              192,135               189,143
       Common .............................................................              104,338               100,476
                                                                                        --------              --------
                                                                                         915,634               895,608

       Less: Accumulated depreciation .....................................              381,741               370,349
                                                                                        --------              --------
                                                                                         533,893               525,259

       Construction work in progress ......................................               79,051                76,398
                                                                                        --------              --------
               Net Utility Plant ..........................................              612,944               601,657
                                                                                        --------              --------

Other Property and Plant ..................................................                  968                   968
                                                                                        --------              --------

Current Assets
       Cash and cash equivalents ..........................................               38,180                54,989
       Accounts receivable from customers -
             net of allowance for doubtful accounts; $2.0 million
             in 2003 and $2.7 million in 2002 .............................               44,599                35,216
       Accrued unbilled utility revenues ..................................                4,842                 7,894
       Other receivables ..................................................                3,004                 2,407
       Fuel and materials and supplies - at average cost ..................               13,819                12,459
       Fair value of derivative instruments ...............................                   --                 2,715
       Bond defeasance escrow .............................................               10,201                16,275
       Special deposits and prepayments ...................................               16,072                17,656
                                                                                        --------              --------
                Total Current Assets ......................................              130,717               149,611
                                                                                        --------              --------

Deferred Charges and Other Assets
       Prefunded pension costs ............................................              100,625               108,242
       Regulatory assets ..................................................               86,190                74,000
       Unamortized debt expense ...........................................                3,500                 3,623
       Other assets .......................................................                8,686                 7,865
                                                                                        --------              --------
                Total Deferred Charges and Other Assets ...................              199,001               193,730
                                                                                        --------              --------

                          Total Assets ....................................             $943,630              $945,966
                                                                                        ========              ========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                        June 30,            December 31,
                                                                                          2003                   2002
                        CAPITALIZATION AND LIABILITIES                                (Unaudited)
                                                                                      -----------           ------------
                                                                                             (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) ...................              $  84,311             $  84,311
        Paid-in capital ..................................................                174,980               174,980
        Retained earnings ................................................                 14,426                10,140
        Capital stock expense ............................................                 (5,278)               (5,288)
                                                                                        ---------             ---------
                Total Common Stock Equity ................................                268,439               264,143
                                                                                        ---------             ---------

        Cumulative Preferred Stock
             Not subject to mandatory redemption .........................                 21,030                21,030
             Subject to mandatory redemption .............................                 12,500                12,500
                                                                                        ---------             ---------
                Total Cumulative Preferred Stock .........................                 33,530                33,530
                                                                                        ---------             ---------

        Long-term Debt ...................................................                269,877               269,877
                                                                                        ---------             ---------
                Total Capitalization .....................................                571,846               567,550
                                                                                        ---------             ---------

Current Liabilities
        Current maturities of long-term debt .............................                  9,500                15,000
        Accounts payable .................................................                 33,605                37,066
        Accrued interest .................................................                  4,256                 4,273
        Dividends payable ................................................                    451                   451
        Accrued vacation and payroll .....................................                  4,931                 4,891
        Customer deposits ................................................                  5,345                 5,268
        Accrued taxes payable ............................................                 10,790                    --
        Fair value of derivative instruments .............................                  1,926                    --
        Other ............................................................                  7,083                 8,688
                                                                                        ---------             ---------
                Total Current Liabilities ................................                 77,887                75,637
                                                                                        ---------             ---------

Deferred Credits and Other Liabilities
        Regulatory liabilities ...........................................                176,684               192,074
        Operating reserves ...............................................                  5,110                 4,912
        Deferred gain - sale of plants ...................................                 14,831                19,774
        Accrued environmental remediation costs ..........................                 19,371                18,304
        Accrued OPEB costs ...............................................                  7,747                 4,514
        Other ............................................................                  9,767                 8,247
                                                                                        ---------             ---------
                Total Deferred Credits and Other Liabilities .............                233,510               247,825
                                                                                        ---------             ---------

Accumulated Deferred Income Tax (Net) ....................................                 60,387                54,954
                                                                                        ---------             ---------

                Total Capitalization and Liabilities .....................              $ 943,630             $ 945,966
                                                                                        =========             =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the 6 Months Ended
                                                                                                      June 30,
                                                                                              2003                 2002
                                                                                            ---------           ---------
Operating Activities:                                                                           (Thousands of Dollars)
    Net Income ...................................................................          $  22,350           $  18,479

        Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation and amortization ......................................             14,805              13,913
              Deferred income taxes - net ........................................              5,156               3,763
              Provision for uncollectibles .......................................              1,755               1,393
              Accrued/deferred pension costs .....................................             (9,817)             (8,147)
              Amortization of fossil plant incentive .............................             (4,944)             (2,397)
              Fair value of derivative instruments ...............................              2,715                  --
              Other - net ........................................................             (4,400)             (4,103)

           Changes in operating assets and liabilities - net:
              Accounts receivable, unbilled revenues and other receivables .......             (8,683)              7,694
              Fuel, materials and supplies .......................................             (1,360)              2,981
              Special deposits and prepayments ...................................              2,471               4,360
              Accounts payable ...................................................             (3,461)             (1,899)
              Accrued taxes and interest .........................................             15,960              11,949
              Deferred natural gas and electric costs ............................             20,908              10,721
              Customer benefit and carrying charge - net .........................            (19,102)             (9,014)
              Other - net ........................................................             (1,489)             (2,880)
                                                                                            ---------           ---------

        Net Cash Provided by Operating Activities ................................             32,864              46,813
                                                                                            ---------           ---------

Investing Activities:

        Mortgage receivable - sale of Nine Mile 2 Plant ..........................                 --              22,733
        Additions to plant .......................................................            (24,909)            (26,153)
        Other - net ..............................................................             (1,189)             (2,914)
                                                                                            ---------           ---------

        Net Cash Used in Investing Activities ....................................            (26,098)             (6,334)
                                                                                            ---------           ---------

Financing Activities:

        Proceeds from issuance of long-term debt .................................                 --              69,000
        Retirement & redemption of long-tem debt .................................             (5,500)                 --
        Retirement of preferred stock ............................................                 --             (22,500)
        Net borrowings of short-term debt ........................................                 --                  --
        Dividends paid on cumulative preferred and common stock ..................            (18,064)            (18,807)
        Issuance and redemption costs ............................................                (11)               (188)
                                                                                            ---------           ---------

        Net Cash (Used in) Provided by Financing Activities ......................            (23,575)             27,505
                                                                                            ---------           ---------

Net Change in Cash and Cash Equivalents ..........................................            (16,809)             67,984

Cash and Cash Equivalents - Beginning of Year ....................................             54,989              47,864
                                                                                            ---------           ---------

Cash and Cash Equivalents - End of Period ........................................          $  38,180           $ 115,848
                                                                                            =========           =========

Supplemental Disclosure of Cash Flow Information

        Interest paid ............................................................          $   6,094           $   4,808

        Federal and State income tax paid ........................................                 --                  --

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, including Central Hudson and Energy Group's direct competitive business subsidiary, Central Hudson Enterprises Corporation ("CHEC"). Within this Quarterly Report on Form 10-Q, when historical comparisons are made between CHEC in 2003 and previous periods, please note that prior to December 31, 2002, the direct competitive business subsidiary with which comparisons are made was Central Hudson Energy Services, Inc. ("CH Services"). On December 31, 2002, CH Services was merged into Energy Group and CHEC became the parent of Energy Group's remaining competitive business subsidiaries, fuel distribution companies Griffith Energy Services, Inc. ("Griffith") and SCASCO, Inc. ("SCASCO") (CHEC, Griffith and SCASCO together the "competitive business subsidiaries"). Reference is made to the combined Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2002 (the "Corporations' 10-K Report") and to the discussion in Part I, Item1 thereof under the subcaption "Corporate Structure" regarding the reorganization of Energy Group's competitive business subsidiaries.

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the Corporation's 10-K Report.

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

NOTE 2 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 12 - "Segments and Related Information" to the Consolidated Financial Statements included in the Corporations' 10-K Report.

      Energy Group's reportable operating segments are the regulated electric and natural gas operations of Central Hudson and the activities of the competitive business subsidiaries. The competitive business subsidiaries are covered under the "Unregulated" segment for Energy Group. These reportable operating segments currently operate in the Northeast and Mid-Atlantic regions of the United States. Energy Group's investment activity is also included in the "Unregulated" segment.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both the electric and natural gas segments and depreciation of common property have been allocated to the segments in accordance with practices established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - 2003

---------------------------------------------------------------------------------------------------------------------------
                                                                        Quarter Ended June 30, 2003
                                               ----------------------------------------------------------------------------
         ($000, Except
       Earnings Per Share)                            Regulated                 Unreg.          Eliminations        Total
---------------------------------------------------------------------------------------------------------------------------
                                                               Natural
                                               Electric          Gas
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers               $114,709        $ 28,760        $ 39,715           $     --         $183,184
---------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                          $      3        $     74        $     --           $    (77)        $     --
---------------------------------------------------------------------------------------------------------------------------
  Total Revenues                               $114,712        $ 28,834        $ 39,715           $    (77)        $183,184
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                   $  9,524        $  2,224        $  1,168           $     --         $ 12,916
---------------------------------------------------------------------------------------------------------------------------
Net Income                                     $  5,411        $  1,330        $    884           $     --         $  7,625
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Share (EPS)                       $   0.34        $   0.09        $   0.05(1)        $     --         $   0.48
---------------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to the competitive business subsidiaries was $(0.06); the balance of $0.11 was related to Energy Group's investment activity.

---------------------------------------------------------------------------------------------------------------------------
                                                                    Six Months Ended June 30, 2003
                                               ----------------------------------------------------------------------------
          ($000, Except
       Earnings Per Share)                            Regulated                 Unreg.          Eliminations        Total
---------------------------------------------------------------------------------------------------------------------------
                                                               Natural
                                               Electric          Gas
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers               $229,214        $ 85,198        $136,021           $     --         $450,433
---------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                          $      6        $    233        $     --           $   (239)        $     --
---------------------------------------------------------------------------------------------------------------------------
  Total Revenues                               $229,220        $ 85,431        $136,021           $   (239)        $450,433
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                   $ 23,476        $ 13,432        $ 10,094           $     --         $ 47,002
---------------------------------------------------------------------------------------------------------------------------
Net Income                                     $ 13,556        $  7,892        $  6,370           $     --         $ 27,818
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Share (EPS)                       $   0.85        $   0.50        $   0.40(2)        $     --         $   1.75
---------------------------------------------------------------------------------------------------------------------------

(2) The amount attributable to the competitive business subsidiaries was $0.27; the balance of $0.13 was related to Energy Group's investment activity.

CH Energy Group, Inc. Segment Disclosure - 2002

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Quarter Ended June 30, 2002
                                                           -----------------------------------------------------------------------
                ($000, Except
             Earnings Per Share)                                  Regulated               Unreg.        Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Natural
                                                           Electric         Gas
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                           $ 98,530       $ 24,404       $ 29,871         $     --        $152,805
----------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                      $     12       $     99       $     --         $   (111)       $     --
----------------------------------------------------------------------------------------------------------------------------------
  Total Revenues                                           $ 98,542       $ 24,503       $ 29,871         $   (111)       $152,805
----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes - continuing operations       $  3,229       $  1,783       $ (2,019)        $     --        $  2,993
----------------------------------------------------------------------------------------------------------------------------------
Net Income:
  from continuing operations                               $  1,937       $    835       $ (1,197)               $        $  1,575
  from discont'd operations                                      --             --          3,523               --        $  3,523
----------------------------------------------------------------------------------------------------------------------------------
    Total Net Income                                       $  1,937       $    835       $  2,326         $     --        $  5,098
----------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  from continuing operations                               $   0.12       $   0.04       $  (0.06)        $     --        $   0.10
  from discont'd operations                                      --             --           0.21               --            0.21
----------------------------------------------------------------------------------------------------------------------------------
    Total Earnings Per Share                               $   0.12       $   0.04       $   0.15(3)      $     --        $   0.31
----------------------------------------------------------------------------------------------------------------------------------

(3) The amount attributable to the continuing operations of the competitive business subsidiaries was ($0.13) and to discontinued operations of the competitive business subsidiaries was $0.21; the balance of $0.07 was related to Energy Group's investment activity and gains from weather-hedging contracts.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                Six Months Ended June 30, 2002
                                                           -----------------------------------------------------------------------
                ($000, Except
             Earnings Per Share)                                  Regulated               Unreg.        Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Natural
                                                           Electric         Gas
----------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                           $200,002       $ 66,136       $ 83,662               --        $349,800
----------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                            26            229             --         $   (255)             --
----------------------------------------------------------------------------------------------------------------------------------
  Total Revenues                                           $200,028       $ 66,365       $ 83,662         $   (255)       $349,800
----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes - continuing operations       $ 18,505       $ 11,048       $  6,292         $     --        $ 35,845
----------------------------------------------------------------------------------------------------------------------------------
Net Income:
  from continuing operations                               $ 11,064       $  6,156       $  3,797         $     --        $ 21,017
  from discont'd operations                                $     --       $     --          3,523         $     --        $  3,523
----------------------------------------------------------------------------------------------------------------------------------
    Total Net Income                                       $ 11,064       $  6,156       $  7,320         $     --        $ 24,540
----------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  from continuing operations                               $   0.68       $   0.37       $   0.24         $     --        $   1.29
  from discont'd operations                                $     --       $     --       $   0.21         $     --        $   0.21
----------------------------------------------------------------------------------------------------------------------------------
    Total Earnings Per Share                               $   0.68       $   0.37       $   0.45(4)      $     --        $   1.50
----------------------------------------------------------------------------------------------------------------------------------

(4) The amount attributable to the continuing operations of the competitive business subsidiaries was $0.10 and to discontinued operations of the competitive business subsidiaries was $0.21; the balance of $0.14 was related to Energy Group's investment activity and gains from weather-hedging contracts.

Central Hudson Gas & Electric Corporation Segment Disclosure - 2003

----------------------------------------------------------------------------------------------------------------------------
                   ($000)                                                     Quarter Ended June 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                 Natural
                                                                Electric            Gas         Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                $114,709         $ 28,760         $     --          $143,469
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                                  3               74         $    (77)         $     --
----------------------------------------------------------------------------------------------------------------------------
   Total Revenues                                               $114,712         $ 28,834         $    (77)         $143,469
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    $  9,862         $  2,338         $     --          $ 12,200
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $  5,748         $  1,444         $     --          $  7,192
----------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                               $  5,411         $  1,330         $     --          $  6,741
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
              ($000)                                                          Six Months Ended June 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                 Natural
                                                                Electric            Gas         Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                $229,214         $ 85,198         $     --          $314,412
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                           $      6         $    233         $   (239)         $     --
----------------------------------------------------------------------------------------------------------------------------
   Total Revenues                                               $229,220         $ 85,431         $   (239)         $314,412
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    $ 24,153         $ 13,658         $     --          $ 37,811
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $ 14,232         $  8,118         $     --          $ 22,350
----------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                               $ 13,556         $  7,892         $     --          $ 21,448
----------------------------------------------------------------------------------------------------------------------------

Central Hudson Gas & Electric Corporation Segment Disclosure - 2002

----------------------------------------------------------------------------------------------------------------------------
               ($000)                                                          Quarter Ended June 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                                 Natural
                                                                Electric            Gas         Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                $ 98,530         $ 24,404         $     --          $122,934
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                           $     12         $     99         $   (111)         $     --
----------------------------------------------------------------------------------------------------------------------------
   Total Revenues                                               $ 98,542         $ 24,503         $   (111)         $122,934
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    $  3,573         $  1,890         $     --          $  5,463
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $  2,280         $    943         $     --          $  3,223
----------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                               $  1,937         $    835         $     --          $  2,772
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
               ($000)                                                        Six Months Ended June 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                                 Natural
                                                                Electric            Gas         Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                                $200,002         $ 66,136         $     --          $266,138
----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                           $     26         $    229         $   (255)               --
----------------------------------------------------------------------------------------------------------------------------
   Total Revenues                                               $200,028         $ 66,365         $   (255)         $266,138
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    $ 19,466         $ 11,347         $     --          $ 30,813
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $ 12,022         $  6,457         $     --          $ 18,479
----------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                               $ 11,064         $  6,156         $     --          $ 17,220
----------------------------------------------------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standard ("SFAS") 133

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report. The total fair value of open Central Hudson derivatives, which hedge electric and natural gas purchases, at June 30, 2003 was $(1.9) million (net unrealized loss), which compares to a total fair value at December 31, 2002 of $2.7 million (net unrealized gain). Central Hudson realized an actual net gain of $3.8 million for derivatives settled during the six months ended June 30, 2003 as compared to an actual net loss of $588,000 for the six months ended June 30, 2002. These gains and losses, which either decrease or increase actual energy costs, were deferred for pass-back to or recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses, as authorized by the New York State Public Service Commission ("NYS PSC") and in accordance with the provisions of SFAS 71. Additionally, Central Hudson entered into weather derivative contracts and has recorded net settlement payments to counterparties of $1.7 million year to date due to colder weather.

      The fair value of open CHEC derivatives at June 30, 2003 and December 31, 2002 was not material. Derivatives outstanding at June 30, 2003 included a nominal number of fuel oil put and call options designated as fair value and cash flow hedges, respectively, for fuel oil purchases for the 2003-2004 heating season. Actual net gains recorded during the quarters ending June 30, 2003 and June 30, 2002 for fuel oil put and call options hedging fuel oil purchases were also not material. CHEC also entered into weather derivative contracts for the quarter ended March 31, 2003, which resulted in settlement payments to counterparties of $2.1 million due to colder weather, as compared to a nominal gain in the first quarter of 2002.

      In addition to the above, during the quarter ended March 31, 2003 Energy Group sold covered call options on certain common stock holdings held in its Alternate Investment Program portfolio. The Alternate Investment Program is described in Note 6 - "Investments" herein. The amount received for the sale of these options was $381,000 and their fair value at June 30, 2003 was $792,000, resulting in a charge to income of $411,000.

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

      Substantially all of CHEC's intangible assets are the result of business combinations. CHEC's intangible assets include separate identifiable intangible assets such as customer lists and covenants not to compete. In accordance with SFAS 142, intangible assets with finite useful lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $941,000. The useful life of a covenant not to compete is based on the expiration date of the covenant. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Upon adoption of SFAS 142 on January 1, 2002, CHEC tested the goodwill remaining on the balance sheet for impairment and confirmed that there was no impairment. In addition, CHEC retested goodwill balances at December 31, 2002 and found no impairment. Remaining goodwill balances will be retested on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

-----------------------------------------------------------------------------------------------
                                      June 30, 2003                     December 31, 2002
-----------------------------------------------------------------------------------------------
                              Gross Carrying    Accumulated     Gross Carrying      Accumulated
                                  Amount       Amortization          Amount        Amortization
-----------------------------------------------------------------------------------------------
Customer Lists                   $ 39,481         $  7,322         $ 36,287          $  5,933
-----------------------------------------------------------------------------------------------
Covenants Not to Compete            1,439              603            1,439               506
-----------------------------------------------------------------------------------------------
Total Amortizable
Intangibles                      $ 40,920         $  7,925         $ 37,726          $  6,439
-----------------------------------------------------------------------------------------------

      Amortization expense was $0.8 million and $0.7 million for the three months ended June 30, 2003 and 2002, respectively. Amortization expense for the six months ended June 30, 2003 and 2002 was $1.5 million and $1.4 million, respectively. The estimated amortization expense for each of the next five years, assuming no further acquisitions, is as follows (thousands of dollars):

                              2003              $2,976
                              2004              $2,704
                              2005              $2,695
                              2006              $2,677
                              2007              $2,663

      The carrying amount for goodwill was $50.5 million and $46.7 million as of June 30, 2003 and December 31, 2002, respectively.

Asset Retirement Obligations - SFAS 143

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      SFAS 143 is effective for the calendar year that began January 1, 2003. Central Hudson and CHEC have determined that no liabilities currently exist for asset retirement obligations as defined by SFAS 143.

Depreciation and Amortization

      Reference is made to the caption "Depreciation and Amortization" of Note 1
- "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report. For financial statement purposes, Central Hudson's depreciation provisions are computed using the straight-line method using rates based on studies of the estimated useful lives and the estimated net salvage value of Central Hudson's properties. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the applicable depreciation rates have been approved by the NYS PSC.

      The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service. The current estimate of the cost of removal that has been accrued as a component of the depreciation expense (net of the actual incurred cost of removal) is approximately $76 million (excluding salvage) and is included in Accumulated Depreciation on the Balance Sheet.

Reclassification

      Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

NOTE 4 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

Amendment of Statement 133 on Derivative Instruments and Hedging Activities - SFAS 149

      On April 3, 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 "amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components."

      SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The changes contained in SFAS 149 are not expected to impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - SFAS 150

      On May 30, 2003 the FASB issued Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or asset, in some circumstances). Many of those instruments were previously classified as equity.

      SFAS 150 requires an issuer to classify several different instruments as liabilities, including financial instruments issued in the form of shares that are mandatorily redeemable - in other words, placing an unconditional obligation on its issuer to redeem it by a transfer of assets by its issuer at a specified or determined date(s) or upon an event that is certain to occur.

      SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities.

      Central Hudson has two issues of mandatorily redeemable preferred stock. It is anticipated that during the fourth quarter of 2003 Central Hudson will redeem the $12.5 million balance of this mandatorily redeemable preferred stock. Therefore, for the quarter ended September 30, 2003, the balance of mandatorily redeemable preferred stock will be classified as short-term debt pursuant to SFAS 150. In addition, any residual dividends related to this preferred stock for the quarter ended September 30, 2003 will be recorded as interest charges. It is expected that these charges will not have a material impact on Energy Group's or Central Hudson's financial condition, results of operations, or cash flows.

Property, Plant and Equipment

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      The objective of the FASB project on property, plant, and equipment was to develop an accounting framework for property, plant, and equipment, including guidance for the capitalization of costs. This project would amend certain Accounting Principles Board ("APB") Opinions and FASB Statements to incorporate changes that would result from the final issuance of the proposed American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. This project also would amend APB Opinion No. 28, Interim Financial Reporting, so that the provision of the proposed SOP that would require certain costs to be charged to expense as incurred also would apply to interim periods. The Accounting Standards Executive Committee is continuing discussions on this proposed SOP. Once a determination is made, the FASB will evaluate the need to amend any APB Opinions and FASB Statements to incorporate changes that would result from a proposed SOP. The tentative effective date on this standard has been changed to fiscal years beginning after December 15, 2004.

NOTE 5 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 9 - "Stock-Based Incentive Compensation Plans" to the Consolidated Financial Statements of the Corporations' 10-K Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") referred to therein.

      On January 1, 2001, the number of performance shares granted was 7,570, in aggregate, to executives covered under the Plan. No performance shares were granted in 2002. On January 1, 2003, the number of performance shares granted was 14,800, in aggregate, to executives covered under the Plan. As of June 30, 2003, the number of these performance shares that remain outstanding were 5,850 and 14,800, respectively. The ultimate number of shares awarded is based on the performance of Energy Group's common stock over the three years following the date of the relevant grant, but shall not exceed 150% of the number of shares granted. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to its award. This expense was not material for the quarters and six-month periods ended June 30, 2003 and 2002.

      A summary of the non-qualified stock options awarded to executive officers and non-employee Directors of Energy Group and its subsidiaries under the Plan as of June 30, 2003 is as follows:

                                                  Weighted         Weighted
                                                   Average          Average
                                                  Exercise         Remaining
                                  Shares           Price        Contractual Life
                                  ----------------------------------------------
Outstanding at 1/1/03              85,000        $    40.25             --
           Granted                 36,900             48.62             --
           Exercised              (10,260)            31.94             --
           Forfeited                 (800)            44.06             --
                                  -------        ----------           ----
Outstanding at 6/30/03            110,840        $    43.78           8.02 years
                                  =======        ==========           ====

      A total of 1,440 and 10,260 non-qualified stock options were exercised during the quarter and six-month period, respectively, ended June 30, 2003. These options had an exercise price of $31.94 and resulted in recognition of compensation expense that was not material for either quarter and six-month period ended June 30, 2003.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, all future employee stock option grants and other stock-based compensation will be expensed over their respective vesting periods based on their fair value at the date on which the stock-based compensation is granted. Compensation expense recorded for the quarter and six-month period ended June 30, 2003 and pro forma expense for the quarter and six-month period ended June 30, 2002 resulting from the implementation of fair value accounting for stock options was not material.

NOTE 6 - INVESTMENTS

      Reference is made to Note 10 - "Other Investments" of the Corporations' 10-K Report. At January 1, 2003, investments consisted of electric utility common stocks, preferred stocks, and an intermediate-term bond fund. At June 30, 2003, investments held by Energy Group included electric utility common stocks classified as available-for-sale. These investments are reported at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax.

      A portion of these investments comprise Energy Group's Alternate Investment Program ("Investment Program"), commenced in the third quarter of 2002. Under the Investment Program, at June 30, 2003 Energy Group had invested approximately $19 million of its cash reserves with the objective of realizing higher after-tax yields than available through money market instruments, while avoiding undue risk to principal and while maintaining adequate liquidity.

      Securities available for sale as of June 30, 2003 are summarized as follows (thousands of dollars):

                                             Unrealized   Unrealized   Recorded
                               Cost Basis      Gains       Losses        Basis
--------------------------------------------------------------------------------

Common stocks - electric
    utilities                    $19,119      $ 1,676      $  (369)      $20,426

      Proceeds from sales of available-for-sale securities during the quarter ended June 30, 2003 were $59.3 million. Realized gains associated with sales of assets included in the Investment Program were $1.9 million and realized losses were $0.1 million. The cost basis of these securities was determined on a specific identification basis.

      Proceeds from sales of available-for-sale securities during the six months ended June 30, 2003 were $92.4 million. Realized gains associated with sales of available-for-sale securities were $2.3 million, offset by realized losses of $2.3 million. The cost basis of these securities was determined on a specific identification basis.

      A delineation of the investment results experienced for the quarter ended June 30, 2003 is shown in the following table:

      Detailed Alternate Investment Program Results for the Quarter Ended
                                 June 30, 2003
                                     ($000)

   -----------------------------------------------------------------------------
                                                       Unrealized     Realized
                                          Cost Basis   Gain/(Loss)   Gain/(Loss)
   -----------------------------------------------------------------------------
   Bank One Intermediate Bond Fund(1)            --         --         $   823
   -----------------------------------------------------------------------------

   -----------------------------------------------------------------------------
       Electric Utility Common Stock:
   -----------------------------------------------------------------------------
       Consolidated Edison                    1,978        131              --
   -----------------------------------------------------------------------------
       Ameren Corp. (1)                          --         --              77
   -----------------------------------------------------------------------------
       Sempra Energy(1)                          --         --             454
   -----------------------------------------------------------------------------
       Cinergy Corp.                          1,886        290              --
   -----------------------------------------------------------------------------
       Progress Energy(1)                        --         --              54
   -----------------------------------------------------------------------------
       Keyspan Corp. (1)                         --         --              18
   -----------------------------------------------------------------------------
       Nstar                                  2,102         79              --
   -----------------------------------------------------------------------------
       FPL Group, Inc.                        1,893        222              --
   -----------------------------------------------------------------------------
       Southern Co.                           1,889        129              --
   -----------------------------------------------------------------------------
       Exelon Corp. (1)                          --         --             126
   -----------------------------------------------------------------------------
       Constellation Energy                   1,852        386              --
   -----------------------------------------------------------------------------
       Wisconsin Energy                       1,871        256              --
   -----------------------------------------------------------------------------
       Scana Corp. WI                         1,870        182              --
   -----------------------------------------------------------------------------
       DTE Energy                             1,889       (303)             --
   -----------------------------------------------------------------------------
       Energy East Corp. (1)                     --         --            (120)
   -----------------------------------------------------------------------------
       Pepco Holdings                         1,889        (65)             --
   -----------------------------------------------------------------------------
          Total Utility Common Stock        $19,119      1,307             609
   -----------------------------------------------------------------------------

   -----------------------------------------------------------------------------
                                                       Unrealized     Realized
                                          Cost Basis   Gain/(Loss)   Gain/(Loss)
   -----------------------------------------------------------------------------
   Preferred Stock:
   -----------------------------------------------------------------------------
       Household International 7.60%(1)          --         --         $   (19)
   -----------------------------------------------------------------------------
       ABN Ambro 6.59%(1)                        --         --             119
   -----------------------------------------------------------------------------
       Freddie Mac 6%(1)                         --         --               6
   -----------------------------------------------------------------------------
       Household International 7.625%(1)         --         --              39
   -----------------------------------------------------------------------------
       ABN Ambro 6.46%(1)                        --         --             137
   -----------------------------------------------------------------------------
       San Diego Gas & Electric 7.05%(1)         --         --              39
   -----------------------------------------------------------------------------
           Total Preferred Stock                 --         --             321
   -----------------------------------------------------------------------------

      (1)   No longer held in portfolio

      As of July 31, 2003 all holdings in the Investment Program had been liquidated and the proceeds invested in high quality, short-term investment vehicles. The cumulative performance of the Investment Program since its inception approximately one year ago as compared to money market alternatives is shown in the table below:

                                                                        EPS
                                               %           %        Contribution
               Asset Class                   Yield    Total Return    $/Share
               -----------                   -----    ------------  ------------

Bond Fund                                      4.3         6.8         0.085

Preferred Stocks                               5.3         7.7         0.083

Common Stocks                                  4.3        (1.4)       (0.025)
    Plus: Option Income                                                0.007
                                                                      ------
      Subtotal Common Stocks                                          (0.018)
                                                                      ------

      Total: Alternate Investment Program                              0.150

Money Market Alternatives (estimated)                                  0.055
                                                                      ------

Difference (estimated)                                                 0.095
                                                                      ======

      See Item 2 under the caption "Capital Resources and Liquidity" for additional information about the Investment Program.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies relating to asbestos litigation and environmental matters which arise during the normal course of business and which have been discussed in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements included in the Corporations' 10-K Report. Except for that which is disclosed in Part II of this Quarterly Report on Form 10-Q and all documents previously filed with the Securities and Exchange Commission ("SEC") in 2003, there have been no material changes in the matters discussed in said Note 11.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE STRUCTURE

      Within this Quarterly Report on Form 10-Q, when historical comparisons are made between CHEC in 2003 and previous periods, please note that prior to December 31, 2002, the competitive business subsidiary with which comparisons are made was CH Services. On December 31, 2002, CH Services was merged into Energy Group and CHEC became the parent of Energy Group's remaining competitive business subsidiaries. Reference is made to the Corporations' 10-K Report and to the discussion in Part I, Item 1 thereof under the subcaption "Corporate Structure" regarding the reorganization of Energy Group's competitive business subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first six months of 2003 contributed to the increase in the per share book value of its common stock from $30.31 at December 31, 2002 to $30.90 at June 30, 2003. The common equity ratio increased from 60.5% at December 31, 2002 to 60.9% at June 30, 2003.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4 million shares, or approximately 25% of its then-outstanding common stock, over the five years beginning August 1, 2002. The Board of Directors targeted 800,000 shares for repurchase in the first twelve months of the Repurchase Program. As of August 1, 2003, the aggregate number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million; the total number of shares repurchased from January 1, 2003 through August 1, 2003 was 302,600 at a cost of $13.1 million. Energy Group intends to set repurchase targets each year based on circumstances then prevailing. Repurchases have been temporarily suspended while Energy Group assesses opportunities to redeploy its cash reserves in energy-related investments, as discussed below. Energy Group reserves the right to modify, suspend or terminate the Repurchase Program at any time without notice.

      Approximately $57.5 million of common stock, preferred stock and bond holdings were liquidated during the quarter and the remaining $19 million were liquidated during July 2003. The proceeds have subsequently been invested in highly rated short-term investments with minimal principal risk. These actions are expected to reduce principal risk and yield going forward.

      A delineation of the investment balance at June 30, 2003 is shown in the table in Note 6 - "Investments" to the Notes to the Consolidated Financial Statements in Item 1 hereof, along with gains and losses, realized and unrealized, for the quarter then ended.

      Energy Group will continue to investigate opportunities to redeploy its cash reserves in new investments that offer attractive returns with acceptable risks. These opportunities include, but are not limited to, currently operating assets that use proven technology and have a relatively stable customer base such as electric generating plants and natural gas pipelines, in either case with a significant portion of their output under long-term contract. To further this objective, Energy Group announced on June 30, 2003 that it had engaged Commonwealth Energy Advisors, Inc. to identify and evaluate investment opportunities.

      Central Hudson is currently projecting its 2003 capital expenditures to be $50 million compared to its earlier projection of $54.3 million. The difference relates to deferral of several projects and expected productivity improvements.

      Central Hudson has committed short-term credit facilities totaling $1.5 million with two commercial banks and a $75 million revolving credit agreement with a group of commercial banks. The NYS PSC limits the amount of short-term borrowing Central Hudson may have outstanding at any time to $77 million in the aggregate. As of June 30, 2003, Central Hudson had $9.5 million of current maturities of long-term debt, as well as cash and cash equivalents of $38.2 million.

      CHEC has a $12.5 million line of credit with a commercial bank and, as of June 30, 2003, there was no outstanding balance.

      At June 30, 2003, Energy Group had $9.5 million of current maturities of long-term debt. At June 30, 2003, Energy Group's cash and cash equivalents were $123.7 million and its marketable securities were valued at $20.4 million.

      Cash balances held by Central Hudson resulting from the divestiture of its interests in its principal generating facilities are earmarked to be disbursed for mortgage defeasance in 2003, refunds to Central Hudson customers in 2003 and 2004, and capital expenditures in 2003 and 2004 as contemplated under Central Hudson's rate agreement with the NYS PSC dated October 25, 2001.

      Energy Group and certain of the competitive business subsidiaries have issued guarantees that provide financial or performance assurance to third parties on behalf of certain of the competitive business subsidiaries under certain commodity, derivative, and stock sale contracts. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish a subsidiary's intended commercial purposes. Guarantees have been provided to guarantee the payment, when due, of obligations incurred by these subsidiaries in physical and financial transactions related to natural gas, fuel oil, propane, weather hedges, and certain obligations related to the sale of former subsidiary CH Resources, Inc. ("CH Resources") in 2002.

      At June 30, 2003, the aggregate amount of actual liabilities covered by these guarantees was $2.1 million. The related liability is reflected in the consolidated balance sheet, and each such guarantee is not considered to be material.

      It is Management's belief that the possibility that Energy Group would be required to perform or incur any material losses associated with any of the above guarantees is remote.

EARNINGS PER SHARE

Three Months Ended June 30, 2003

      Energy Group's total consolidated earnings per share for the second quarter of 2003 were $0.48 versus $0.31 for the second quarter of 2002, an increase of $0.17 per share. Earnings from continuing operations increased by $0.38, or 380%, from $0.10 in the second quarter of 2002 to $0.48 per share this year.

      Gains realized from the liquidation of most of Energy Group's portfolio of marketable securities in the second quarter of 2003 increased earnings per share from continuing operations by $0.05 as compared to the same period in 2002.

      Of the $0.38 per share increase from continuing operations, Central Hudson contributed $0.26 per share largely due to increases in net electric and natural gas revenues (net of commodity costs, hedging gains and losses, and revenue taxes) resulting from colder weather experienced this year and a reduction in deferred revenues related to shared earnings. Electricity sales to firm customers increased 3% while natural gas sales increased 16% due to colder weather and customer growth.

      The financial results from continuing operations include a $0.07 per share increase from CHEC as compared to the same period in 2002. The increase was due to an increase in net revenues from Griffith and SCASCO resulting from colder weather as well as recent acquisitions. Financial results from discontinued operations decreased by $0.21 per share as compared to the same period in 2002 as a result of a net gain realized from the sale of CH Resources, recorded in May 2002.

      Six Months Ended June 30, 2003

      Energy Group's earnings per share for the first six months of 2003 increased $0.25, or 17%, from $1.50 in the first six months of 2002 to $1.75 in the first six months of 2003. The enhancement in earnings reflects increases in net electric and natural gas revenues resulting from colder weather and customer growth, somewhat offset by the absence of a one-time gain of $0.12 recorded in the first quarter of 2002 from the sale of stock of insurance companies through which Central Hudson provided employee benefits and the absence of a one-time gain of $0.21 per share resulting from the above-mentioned sale of discontinued operations by CH Services. The increase in earnings also reflects an increase in net revenues from Griffith and SCASCO due to colder weather and the impact of acquisitions by Griffith in the fourth quarter of 2002 and in January 2003.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for Energy Group and its subsidiaries, comparing the three-month and six-month periods ended June 30, 2003 to the three-month and the six-month periods ended June 30, 2002, respectively. The operating results of the regulated subsidiary reflect Central Hudson's electric and natural gas sales and revenues, and the operating results of the unregulated subsidiary reflect the operation of the competitive business subsidiaries.

OPERATING REVENUES

      Energy Group's operating revenues increased $30.4 million, or 20%, for the second quarter of 2003 and increased $100.6 million, or 29%, for the first six months of 2003 as compared to the same periods in 2002. Details of these revenue changes are as follows: (thousands of dollars)

                                                                        2003/2002 INCREASE (DECREASE)
                                                                      THREE MONTHS ENDED JUNE 30, 2003
                                                                      --------------------------------
                                                       Electric         Natural Gas       Unregulated         Total
                                                       --------         -----------       -----------         -----
Customer Sales(a) .........................           $     494         $     768(b)       $   9,844       $  11,106
Sales to Other Utilities ..................                (275)           (1,358)                --          (1,633)
Fuel & Nat. Gas Cost Adjust ...............               8,646             4,993                 --          13,639
Deferred Revenues .........................               7,230(c)             38                 --           7,268
Miscellaneous .............................                  84               (85)                --              (1)
                                                      ---------         ---------          ---------       ---------
     Total ................................           $  16,179         $   4,356          $   9,844       $  30,379
                                                      =========         =========          =========       =========

                                                                       2003/2002 INCREASE (DECREASE)
                                                                       SIX MONTHS ENDED JUNE 30, 2003
                                                                       ------------------------------
                                                       Electric         Natural Gas       Unregulated         Total
                                                       --------         -----------       -----------         -----
Customer Sales(a) .........................           $   4,154         $   3,484(b)       $  52,359       $  59,997
Sales to Other Utilities ..................                (793)           (2,112)                --          (2,905)
Fuel & Nat. Gas Cost Adjust ...............              19,554            18,722                 --          38,276
Deferred Revenues .........................               7,831(c)           (236)                --           7,595
Miscellaneous .............................              (1,534)             (796)                --          (2,330)
                                                      ---------         ---------          ---------       ---------
     Total ................................           $  29,212         $  19,062          $  52,359       $ 100,633
                                                      =========         =========          =========       =========

(a) Includes delivery of electricity and natural gas supplied by others and an offsetting restoration of revenues from Central Hudson's Customer Benefit Fund (described under the caption "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings Electric and Gas" in Note 2 to the Consolidated Financial Statements included in the Corporations' 10-K Report) for customer refunds to all customers and back-out credits for retail access customers.

(b)   Includes both firm and interruptible revenues.

(c) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs and the deferral of delivery revenues and earnings in excess of the rate of return allowance in accordance with the provisions of Central Hudson's current rate agreement with the NYS PSC (described in said Note 2).

      Central Hudson's electric and natural gas operating revenues for the second quarter increased $20.5 million, or 16.7%, in total from $123.0 million in 2002 to $143.5 in 2003. For the second quarter, electric revenues increased $16.2 million, or 16.4%, due primarily to an increase in revenues for the recovery of electric supply costs and a reduction in amounts recorded under the provisions of Central Hudson's current rate agreement for the deferral of revenues related to shared earnings and delivery revenues. Natural gas revenues increased by $4.3 million, or 17.8%, largely due to an increase in revenues for the recovery of natural gas supply costs and increased revenues from sales due to colder weather.

      In the first six months of 2003, as compared with the first six months of 2002, Central Hudson's electric and natural gas operating revenues increased $48.3 million, or 18.1%, from $266.1 million in 2002 to $314.4 million in 2003. Electric revenues increased $29.2 million, or 15%, and natural gas revenues increased $19.1 million, or 29%. The increase in both electric and natural gas revenues primarily reflects an increase in revenues collected through Central Hudson's energy cost adjustment clauses to recover the costs of purchased electricity and natural gas, respectively, and an increase in revenues from electric and natural gas deliveries due to colder weather.

      CHEC's revenues for the second quarter increased $9.8 million, or 32.8%, from $29.9 million in 2002 to $39.7 million in 2003. During the first six months of 2003, as compared with the first six months of 2002, CHEC's revenues increased $52.3 million, or 62.5%, from $83.7 million in 2002 to $136.0 million in 2003. The increase in revenues primarily reflects an increase in sales due to colder weather and the impact of acquisitions made in the fourth quarter of 2002 and in January 2003. For the second quarter of 2003, heating degree-days were on average 31% higher than the second quarter of 2002 and on average 30% higher for the first six months of 2003 than the first six months of 2002. Revenues also increased due primarily to higher consumption due to colder weather and higher retail fuel oil prices as a result of higher wholesale market prices in 2003.

SALES

      Central Hudson's sales vary in response to weather conditions. Electric sales peak in the summer, and natural gas sales peak in the winter.

      Total kilowatt-hour sales of electricity within Central Hudson's service territory increased 3% and firm sales of natural gas increased 16% in the second quarter of 2003 as compared to the second quarter of 2002. For the six months ended June 30, 2003, as compared to the same period last year, sales of electricity within Central Hudson's service territory increased 7% and firm sales of natural gas increased 29%. Changes in Central Hudson's electric and natural gas deliveries by major customer classifications are set forth below:

                                                              % INCREASE (DECREASE) FROM 2002
                                             ----------------------------------------------------------------
                                                 3 MOS ENDED JUNE 30                   6 MOS ENDED JUNE 30
                                             ---------------------------             ------------------------
                                             Electric        Natural Gas             Electric     Natural Gas
                                             --------        -----------             --------     -----------
Residential..........................             6               22                     12           30
Commercial...........................             2               18                      4           30
Industrial...........................             3               (8)                     6           14
Interruptible........................           N/A              (46)                   N/A          (33)

      Central Hudson's sales of electricity to residential and commercial customers increased 6% and 2%, respectively, in the first quarter of 2003 as compared to the first quarter of 2002, and 12% and 4%, respectively, for the first six months of 2003 as compared to the same period in 2002. The across-the-board increase in delivery sales was due largely to colder weather and an increase in the average number of both residential and commercial customers. Billing heating degree-days in 2003 were 18% higher for the second quarter of 2003 and 25% higher for the first six months of 2003. Sales to industrial customers increased 3% for the three-month period and 6% for the first six months, as compared to the same periods in 2002, due primarily to colder weather in 2003.

      Central Hudson's natural gas sales to residential and commercial customers, in both cases comprised largely of sales for space heating, increased 22% and 18%, respectively, for the second quarter of 2003 and 30% and 30%, respectively, for the first six months of 2003, primarily as a result of colder weather and also as a result of increases in the average number of residential customers and commercial customers. Industrial sales, representing approximately 5% of total firm sales in 2003 and 2002, decreased by 8% for the second quarter as compared to the same period in 2002. For the first six months of 2003, industrial sales increased 14% due to colder weather and the transfer of some interruptible customers to firm service. Interruptible sales decreased 46% for the second quarter and decreased 33% for the first six months of 2003, in both cases as compared to the same period in 2002. These decreases were primarily due to a reduction in the sale of natural gas for electric generation, curtailment of interruptible service in order to meet the increased demand from firm customers, and the transfer of some interruptible customers to firm service.

      CHEC's sales of petroleum products increased by 20.8 million gallons, or 30%, to 89.9 million gallons for the first six months of 2003 from 69.1 million gallons during the same period in 2002. This increase was primarily due to colder weather, as evidenced by a 31% average increase in heating degree-days for the second quarter and by a 30% average increase for the first six months of 2003, as compared to the same periods in 2002, and increased sales as a result of acquisitions made in the fourth quarter of 2002 and in January 2003. CHEC's sales of petroleum products increased by 4.8 million gallons, or 20%, to 28.4 million gallons in the second quarter of 2003 from 23.6 million gallons in the second quarter of 2002. In 2003, CHEC's sales of natural gas increased by approximately 120,000 Mcf, or 10%, to 1,370,000 Mcf for the first six months in 2003, as compared to 1,250,000 Mcf in the same period in 2002. This increase was primarily due to colder weather in 2003. CHEC's sales of natural gas decreased by approximately 10,000 Mcf, or 2%, to 440,000 Mcf for the second quarter of 2003 from 450,000 Mcf in the same period in 2002.

OPERATING EXPENSES

      Energy Group's total operating expenses for the second quarter of 2003 increased $26.8 million, or 18%, from the comparable period in 2002, and increased by $93.9 million, or 29%, for the first six months of 2003 as compared to the first six months of 2002.

      Central Hudson's operating expenses for the second quarter increased $18.5 million, or 15.8%, from $116.5 million in 2002 to $135.0 million in 2003. Central Hudson's operating expenses for the first six months increased $45.0 million, or 18.4%, from $244.3 million in 2002 to $289.3 million in 2003. These increases in operating expenses resulted from increases in purchased electricity and purchased natural gas expense. Purchased electricity costs increased $9.1 million, or 14.9%, for the second quarter and $19.5 million, or 16.4%, for the first six months due primarily to increased sales resulting from colder weather, in each case as compared to the same period of 2002. For the second quarter, natural gas expense rose by $3.9 million and for six months, natural gas expense increased $16.5 million, due largely to an increase in the wholesale cost of natural gas and an increase in sales due to colder weather, as compared to the same periods in 2002. Other operating expenses increased for the second quarter and the first six months due to an increase in costs related to Central Hudson's electric reliability program as well as other program costs funded by the Customer Benefit Fund, as compared to the same periods in 2002. Increased revenues recorded as a result of this funding from the Customer Benefit Fund offset these increased costs, resulting in no impact on net income. Also increasing were operating expenses related to electric and natural gas distribution operations and maintenance, customer services, uncollectible accounts, legal and special services, property and other insurance, and employee welfare expenses.

      CHEC's operating expenses for the second quarter increased $8.3 million from $31.8 million in 2002 to $40.1 million in 2003. CHEC's operating expenses for the first six months increased $48.9 million, or 59.8%, from $81.7 million in 2002 to $130.6 million in 2003. Operating expenses are primarily the cost of petroleum and natural gas, which increased $7.1 million for the second quarter and $45.0 million for the first six months as compared to the same periods in 2002, due primarily to higher sales by Griffith and SCASCO as a result of colder weather and new acquisitions. Petroleum and natural gas costs also increased due to higher wholesale market prices. Other operating expenses increased primarily as a result of increased distribution costs and income taxes due to increased sales and new acquisitions.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Report for a discussion of Energy Group's dividend payments. On May 23, 2003, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2003 to shareholders of record as of July 10, 2003.

EXECUTIVE OFFICERS

      Reference is made to the caption "Executive Officers" in Part I, Item I of the Corporations' 10-K Report.

      Effective May 19, 2003, Christopher M. Capone was appointed Treasurer of Central Hudson, succeeding Diane Seitz. Capone was appointed Treasurer of Energy Group effective May 23, 2003, also succeeding Seitz.

      Effective June 1, 2003, Thomas C. Brocks was appointed Assistant Vice President of Human Resources for Central Hudson. Brocks, who has 23 years of service with Central Hudson, had been its Director of Human Resources.

      On June 25, 2003, the Chairman of the Board, President and Chief Executive Officer of Energy Group, Paul J. Ganci, announced, on behalf of the Board of Directors of Energy Group, an executive succession plan that will gradually lead to Steven V. Lant's assumption of full executive responsibility for Energy Group and its subsidiaries next year. Effective July 1, 2003, Lant assumed responsibilities as President and Chief Executive Officer of Energy Group, reporting to Ganci, who will continue to serve as an executive Chairman of the Board. Lant also continues to serve as Chief Financial Officer of Energy Group.

      Effective July 16, 2003, Lant assumed responsibilities as Chief Executive Officer of Central Hudson, reporting to Ganci, who will continue to serve as an executive Chairman of the Board. Lant also continues to serve as Chief Financial Officer of Central Hudson.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans" and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to, weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs, the success of strategies to satisfy electricity requirements now that Central Hudson's interests in its principal generating facilities have been sold; future market prices for energy, capacity and ancillary services; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A of the Corporations' 10-K Report for a discussion of market risk. There has been no material change in either the market risks or the risk mitigation practices employed by Energy Group and Central Hudson discussed in the Corporations' 10-K Report. For related discussion on these risk mitigation practices, see Note 3 - "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities - SFAS 133" and Item 2 - "Capital Resources and Liquidity."

ITEM 4 - CONTROLS AND PROCEDURES

      The principal executive officer and the principal financial officer of Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on that evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Energy Group's and Central Hudson's controls and procedures are effective for recording, processing, summarizing, and reporting information required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      There have not been any changes to the Registrants' internal control over financial reporting that occurred during the Registrants' last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Asbestos Litigation. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 11 - "Commitments and Contingencies" under the caption "Asbestos Litigation" in Part II, Item 8 of the Corporations' 10-K Report.

      As of July 10, 2003, a total of 3,107 cases involving asbestos have been brought against Central Hudson of the type described under the caption, of which 1,428 remain pending. Of the 1,679 cases no longer pending against Central Hudson, 1,542 have been dismissed or discontinued, and Central Hudson has settled 137 cases. Energy Group and Central Hudson are presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, Energy Group and Central Hudson cannot determine the ultimate liability relating to these cases. Based on information known to Energy Group and Central Hudson at this time, including Central Hudson's experience in settling and in obtaining dismissals of asbestos cases, Energy Group and Central Hudson believe that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Energy Group's and/or its subsidiaries' financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders of Energy Group was held on Tuesday, April 1, 2003. For a description of the matters voted on and the election outcome, see Part II, Item 4 of Registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Item 5. Other Information

      Environmental Matters. For a discussion of Central Hudson's environmental matters see Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements under the caption "Environmental Matters" of the Corporations' 10-K Annual Report.

      Central Hudson - Water. Reference is made to the discussion under the subcaption "Central Hudson - Water" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Report. The New York State Department of Environmental Conservation ("NYS DEC") issued a draft State Pollutant Discharge Elimination System permit for the Neversink Hydroelectric Facility on January 15, 2003. The permit allows the discharge of non-contact cooling water and water from facility drains, in each case subject to monitoring provisions and limits on pollutant levels. The NYS DEC is currently considering public comments on the draft permit.

      Central Hudson - Orange County Landfill. Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Report. The Tolling Agreement dated

September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations for certain alleged causes of action by certain state agencies against Central Hudson, was extended to September 1, 2003.

      Central Hudson - Air. Reference is made to the discussion under the subcaption "Central Hudson - Air" in Note 11 to the Consolidated Financial Statements in the Corporations' 10-K Report. On May 1, 2003, NYS DEC regulations under 6NYCRR Part 204 ("Part 204") requiring additional limitations on emissions of nitrogen oxides ("NOx") became effective. The NOx limitations are effective on a seasonal basis from May 1 through September 30 ("the summer ozone season"). Central Hudson's South Cairo and Coxsackie combustion turbine facilities are subject to these NYS DEC regulations. New state facility permits are required for each facility, in place of the facility registrations currently held. On April 16, 2003, NYS DEC issued draft permits for the two facilities for public comment. In order to meet the NOx emissions standards of Part 204, the permits will require restrictions on the cumulative operating hours for the turbines during the summer ozone season. NOx emissions are limited to 50 tons at each turbine during the remainder of the year.

      Central Hudson - Former Manufactured Gas Plant Facilities. Reference is made to the discussion under the subcaption "Former Manufactured Gas Plant Facilities" in Note 11 to the Consolidated Financial Statements of the Corporations' 10-K Report. As of June 30, 2003, Central Hudson has expended approximately $10.3 million in connection with the City of Newburgh site. It is not possible to predict the extent of additional costs, including remediation costs, that will be incurred at this site, but Central Hudson believes that such costs could be in excess of $17 million. As of June 30, 2003, liabilities of $17 million were recorded regarding this site; these costs are included in "Deferred Credits and Other Liabilities - Accrued Environmental Remediation Costs" in Energy Group's and Central Hudson's Consolidated Balance Sheets.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit No.
Regulation S-K
Item 601
Designation       Exhibit Description
-----------       -------------------

3(ii)             Amended By-Laws.

12 Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1              Rule 13a-14(a)/15d-14(a) Certification by Mr. Ganci.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

32.1              Section 1350 Certification by Mr. Ganci.

32.2              Section 1350 Certification by Mr. Lant.

      (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, Energy Group filed the following Current Reports on Form 8-K:

      (i) A Report dated April 23, 2003, which reports Energy Group's first quarter 2003 earnings.

      (ii) A Report dated June 25, 2003, which reports Energy Group's announcement of its executive succession plan and the appointment, effective July 1, 2003, of Steven V. Lant as President and Chief Executive Officer of Energy Group.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the under-signed hereunder duly authorized.

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

Dated: August 12, 2003

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

   Exhibit No.
  Regulation S-K
    Item 601
   Designation          Exhibit Description
   -----------          -------------------

      3(ii)             Amended By-Laws.

      12 Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

      31.1              Rule 13a-14(a)/15d-14(a) Certification by Mr. Ganci.

      31.2              Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

      32.1              Section 1350 Certification by Mr. Ganci.

      32.2              Section 1350 Certification by Mr. Lant.