Form 10-Q
period 2004-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2004-05-07
CIK 18647, 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to.......................

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

      Yes |_| No |X|

      As of the close of business on May 3, 2004, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and
(ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX

       PART I - FINANCIAL INFORMATION                                       PAGE
                                                                            ----

Item 1 - Consolidated Financial Statements

            CH ENERGY GROUP, INC.
            Consolidated Statement of Income -
             Three Months Ended March 31, 2004, and 2003                      1

            Consolidated Statement of Comprehensive Income -
             Three Months Ended March 31, 2004, and 2003                      2

            Consolidated Balance Sheet - March 31, 2004,
             December 31, 2003, and March 31, 2003                            3

            Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 2004, and 2003                      5

            CENTRAL HUDSON GAS & ELECTRIC CORPORATION
            Consolidated Statement of Income -
             Three Months Ended March 31, 2004, and 2003                      6

            Consolidated Statement of Comprehensive Income -
             Three Months Ended March 31, 2004, and 2003                      7

            Consolidated Balance Sheet - March 31, 2004,
             December 31, 2003, and March 31, 2003                            8

            Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 2004, and 2003                     10

                                      INDEX

           PART I - FINANCIAL INFORMATION                                   PAGE
                                                                            ----

Item 1 - Consolidated Financial Statements (Cont'd)

              Notes to Consolidated Financial Statements                     11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       23

Item 3 - Quantitative and Qualitative Disclosure
         about Market Risk                                                   35

Item 4 - Controls and Procedures                                             35

           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   35

Item 4 - Submission of Matters to a Vote of Security Holders                 36

Item 5 - Other Information                                                   37

Item 6 - Exhibits and Reports on Form 8-K                                    38

Signatures                                                                   39

Exhibit Index                                                                40

Certifications                                                               41

                                   ----------

Filing Format

      This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"), a wholly-owned subsidiary of Energy Group. Except where the content clearly indicates otherwise, any reference in this report to Energy Group includes all subsidiaries of Energy Group, including Central Hudson. Central Hudson makes no representation as to the information contained in this report in relation to Energy Group and its subsidiaries other than Central Hudson.

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                        For the 3 Months Ended March 31,
                                                                              2004           2003
                                                                            ---------      ---------
                                                                             (Thousands of Dollars)
Operating Revenues
  Electric ............................................................     $ 119,269      $ 114,506
  Natural gas .........................................................        58,704         56,438
  Competitive business subsidiaries ...................................        85,020         94,199
                                                                            ---------      ---------
      Total Operating Revenues ........................................       262,993        265,143
                                                                            ---------      ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ............................................        72,153         67,524
    Purchased natural gas .............................................        39,484         45,414
    Purchased petroleum ...............................................        57,840         61,038
    Other expenses of operation - regulated activities ................        23,254         24,299
    Other expenses of operation - competitive business subsidiaries ...        15,007         15,396
  Depreciation and amortization .......................................         8,601          8,264
  Taxes - other than income tax .......................................         7,189          7,226
                                                                            ---------      ---------
      Total Operating Expense .........................................       223,528        229,161
                                                                            ---------      ---------

Operating Income ......................................................        39,465         35,982
                                                                            ---------      ---------

Other Income
  Allowance for equity funds used during construction .................            88            125
  Interest on regulatory assets and investment income .................         2,924          1,755
  Other - net .........................................................         2,033          2,279
                                                                            ---------      ---------
      Total Other Income ..............................................         5,045          4,159
                                                                            ---------      ---------

Income Before Interest and Other Charges and Income Taxes .............        44,510         40,141
                                                                            ---------      ---------

Interest and Other Charges
  Interest on mortgage bonds ..........................................            --            263
  Interest on other long-term debt ....................................         2,831          2,625
  Other interest ......................................................         2,234          2,824
  Allowance for borrowed funds used during construction ...............           (59)          (108)
  Cumulative Preferred Stock Dividends of Central Hudson ..............           242            451
                                                                            ---------      ---------
      Total Interest and Other Charges ................................         5,248          6,055
                                                                            ---------      ---------

Income Before Income Taxes ............................................        39,262         34,086

Income Taxes ..........................................................        16,273         13,893
                                                                            ---------      ---------

Net Income ............................................................        22,989         20,193
Dividends Declared on Common Stock ....................................         8,512          8,550
                                                                            ---------      ---------

Balance Retained in the Business ......................................     $  14,477      $  11,643
                                                                            =========      =========

Common Stock:
    Average Shares Outstanding - Basic ................................        15,762         15,969
                               - Diluted ..............................        15,775         15,974

    Earnings Per Share - Basic ........................................     $    1.46      $    1.26
                       - Diluted ......................................     $    1.45      $    1.26

    Dividends Declared Per Share ......................................     $    0.54      $    0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                           For the 3 Months Ended March 31,
                                                                                 2004            2003
                                                                               --------        --------
                                                                                (Thousands of Dollars)
Net Income .............................................................       $ 22,989        $ 20,193

Other comprehensive income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges, net of tax of $45 and $13 ...            (69)            (19)
      Investments, net of tax of $46 and $(492) ........................            (69)            822
                                                                               --------        --------

Other comprehensive income (loss) ......................................           (138)            803
                                                                               --------        --------

Comprehensive Income ...................................................       $ 22,851        $ 20,996
                                                                               ========        ========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       March 31,      December 31,       March 31,
                               ASSETS                                    2004             2003             2003
                                                                      ----------      ------------      ----------
                                                                                 (Thousands of Dollars)
Utility Plant
       Electric ...............................................       $  658,153       $  656,192       $  608,409
       Natural gas ............................................          202,293          199,221          190,457
       Common .................................................          105,196          104,532          103,885
                                                                      ----------       ----------       ----------
                                                                         965,642          959,945          902,751

       Less:  Accumulated depreciation ........................          306,947          309,208          301,341
                                                                      ----------       ----------       ----------
                                                                         658,695          650,737          601,410

       Construction work in progress ..........................           64,273           56,764           80,636
                                                                      ----------       ----------       ----------
               Net Utility Plant ..............................          722,968          707,501          682,046
                                                                      ----------       ----------       ----------

Other Property and Plant, net .................................           21,211           21,589           18,895
                                                                      ----------       ----------       ----------

Current Assets
       Cash and cash equivalents ..............................          126,631          125,834           54,615
       Accounts receivable -
             net of allowance for doubtful accounts of
             $4.8 million, $4.6 million, and $4.2 million,
             respectively .....................................           83,002           61,223           99,902
       Accrued unbilled utility revenues ......................            7,549            7,618            7,446
       Other receivables ......................................            3,881           12,216            2,022
       Fuel and materials and supplies - at average cost ......           14,291           19,847           14,182
       Fair value of derivative instruments ...................              942              869              611
       Bond defeasance escrow .................................               --               --           16,296
       Special deposits and prepayments .......................           17,281           23,315           24,533
                                                                      ----------       ----------       ----------
                Total Current Assets ..........................          253,577          250,922          219,607
                                                                      ----------       ----------       ----------

Investments ...................................................               --               --           83,110
                                                                      ----------       ----------       ----------

Deferred Charges and Other Assets
       Prefunded pension costs ................................               --               --          104,433
       Regulatory assets - pension plan .......................          131,344          124,210           22,716
       Intangible asset - pension plan ........................           24,447           24,447               --
       Goodwill ...............................................           50,462           50,462           50,462
       Other intangible assets - net ..........................           30,834           31,518           33,749
       Regulatory assets ......................................           65,122           67,474           58,796
       Unamortized debt expense ...............................            3,954            3,901            3,556
       Other ..................................................           19,663           18,468           11,850
                                                                      ----------       ----------       ----------
                Total Deferred Charges and Other Assets .......          325,826          320,480          285,562
                                                                      ----------       ----------       ----------

                          Total Assets ........................       $1,323,582       $1,300,492       $1,289,220
                                                                      ==========       ==========       ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                   March 31,         December 31,         March 31,
                       CAPITALIZATION AND LIABILITIES                                 2004               2003               2003
                                                                                  -----------        ------------       -----------
                                                                                                (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($0.10 par value) ....................    $     1,686        $     1,686        $     1,686
        Paid-in capital ......................................................        351,230            351,230            351,230
        Retained earnings ....................................................        193,872            179,395            181,146
        Treasury stock .......................................................        (46,252)           (46,252)           (42,322)
            (1,100,087 shares at March 31, 2004, and at December 31, 2003;
            1,028,487 shares at March 31, 2003
        Accumulated comprehensive income .....................................           (445)              (307)              (929)
        Capital stock expense ................................................           (328)              (328)              (650)
                                                                                  -----------        -----------        -----------
                Total Common Stock Equity ....................................        499,763            485,424            490,161
                                                                                  -----------        -----------        -----------

        Cumulative Preferred Stock of a Consolidated Subsidiary
             Not subject to mandatory redemption .............................         21,030             21,030             21,030
             Subject to mandatory redemption .................................             --                 --             12,500
                                                                                  -----------        -----------        -----------
                Total Cumulative Preferred Stock .............................         21,030             21,030             33,530
                                                                                  -----------        -----------        -----------

        Long-term Debt .......................................................        285,880            278,880            269,877
                                                                                  -----------        -----------        -----------
                Total Capitalization .........................................        806,673            785,334            793,568
                                                                                  -----------        -----------        -----------

Current Liabilities
        Current maturities of long-term debt .................................         15,000             15,000             15,000
        Notes payable ........................................................             --             16,000             10,000
        Accounts payable .....................................................         37,801             40,602             48,620
        Accrued interest .....................................................          2,867              4,274              3,195
        Dividends payable ....................................................          8,512              8,512              8,550
        Accrued vacation and payroll .........................................          5,202              5,289              3,904
        Customer deposits ....................................................          6,130              5,813              5,439
        Accrued taxes payable ................................................         11,278                 --                 --
        Deferred revenues ....................................................          5,049              8,197              4,386
        Other ................................................................         13,829             16,333             19,292
                                                                                  -----------        -----------        -----------
                Total Current Liabilities ....................................        105,668            120,020            118,386
                                                                                  -----------        -----------        -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ...............................................        237,942            228,058            253,625
        Operating reserves ...................................................          5,425              5,043              5,031
        Deferred gain - sale of major generating assets ......................          7,415              9,887             17,302
        Accrued environmental remediation costs ..............................         19,460             19,500             19,500
        Accrued other post-employment benefit costs ..........................         12,850             10,561              6,042
        Accrued pension costs ................................................         14,057              9,775                 --
        Other ................................................................         19,498             16,266             13,661
                                                                                  -----------        -----------        -----------
                Total Deferred Credits and Other Liabilities .................        316,647            299,090            315,161
                                                                                  -----------        -----------        -----------

Accumulated Deferred Income Tax (Net) ........................................         94,594             96,048             62,105
                                                                                  -----------        -----------        -----------

                         Total Capitalization and Liabilities ................    $ 1,323,582        $ 1,300,492        $ 1,289,220
                                                                                  ===========        ===========        ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For the 3 Months Ended
                                                                                                    March 31
                                                                                             2004             2003
                                                                                           ---------        ---------
Operating Activities:                                                                        (Thousands of Dollars)
      Net Income ...................................................................       $  22,989        $  20,193

           Adjustments to reconcile net income to net cash provided by (used in)
                operating activities:
                     Depreciation and amortization .................................           8,601            8,264
                     Deferred income taxes - net ...................................           2,796            5,373
                     Loss on sale of investments ...................................              --            1,769
                     Provision for uncollectibles ..................................           1,061              842
                     Accrued/deferred pension costs ................................          (5,547)          (5,114)
                     Amortization of fossil plant incentive ........................          (2,472)          (2,472)
                     Other - net ...................................................             (81)          (6,342)

                Changes in operating assets and liabilities, net:
                     Accounts receivable, unbilled revenues and other receivables ..         (14,437)         (39,342)
                     Fuel, materials and supplies ..................................           5,556            1,851
                     Special deposits and prepayments ..............................              (7)          (3,156)
                     Fair value of derivative instruments ..........................             (73)              --
                     Accounts payable ..............................................          (2,801)           2,316
                     Accrued taxes and interest ....................................          15,912            5,990
                     Deferred natural gas and electric costs .......................           7,887            5,190
                     Customer benefit and carrying charge - net ....................          (6,474)          (9,317)
                     Proceeds from sale of emissions allowances ....................           4,040               --
                     Other - net ...................................................          (2,273)           1,494
                                                                                           ---------        ---------

           Net Cash Provided By (Used in) Operating Activities .....................          34,677          (12,461)
                                                                                           ---------        ---------

Investing Activities:

           Purchase of investments .................................................              --          (20,896)
           Proceeds from sale of investments .......................................              --           33,085
           Additions to utility plant and other property and plant .................         (15,273)         (13,189)
           Acquisitions made by unregulated subsidiary .............................              --           (7,626)
           Other - net .............................................................            (958)              46
                                                                                           ---------        ---------

           Net Cash Used in Investing Activities ...................................         (16,231)          (8,580)
                                                                                           ---------        ---------

Financing Activities:

           Proceeds from issuance of long-term debt ................................           7,000               --
           Net (repayments) borrowings of short-term debt ..........................         (16,000)          10,000
           Repurchase of common stock ..............................................              --           (9,205)
           Dividends paid on common stock ..........................................          (8,512)          (8,662)
           Debt issuance costs .....................................................            (137)              --
                                                                                           ---------        ---------

           Net Cash Used in Financing Activities ...................................         (17,649)          (7,867)
                                                                                           ---------        ---------

Net Change in Cash and Cash Equivalents ............................................             797          (28,908)

Cash and Cash Equivalents - Beginning of Year ......................................         125,834           83,523
                                                                                           ---------        ---------

Cash and Cash Equivalents - End of Period ..........................................       $ 126,631        $  54,615
                                                                                           =========        =========

Supplemental Disclosure of Cash Flow Information

           Interest paid ...........................................................       $   4,924        $   4,631

           Federal and State income tax paid .......................................       $      90               --

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                       For the 3 Months
                                                                       Ended March 31,
                                                                     2004           2003
                                                                   ---------      ---------
                                                                    (Thousands of Dollars)
Operating Revenues
  Electric ...................................................     $ 117,899      $ 113,211
  Natural gas ................................................        58,636         56,414
                                                                   ---------      ---------
    Total - own territory ....................................       176,535        169,625
  Electric sales to other utilities ..........................         1,370          1,295
  Natural gas sales to other utilities .......................            68             24
                                                                   ---------      ---------
      Total Operating Revenues ...............................       177,973        170,944
                                                                   ---------      ---------

Operating Expenses
  Operation:
    Purchased electricity ....................................        72,105         67,500
    Fuel used in electric generation .........................            48             24
    Purchased natural gas ....................................        39,484         38,424
    Other expenses of operation ..............................        23,254         24,299
  Depreciation and amortization ..............................         7,064          6,711
  Taxes, other than income tax ...............................         7,129          7,163
                                                                   ---------      ---------
      Total Operating Expenses ...............................       149,084        144,121
                                                                   ---------      ---------

Operating Income .............................................        28,889         26,823
                                                                   ---------      ---------

Other Income
  Allowance for equity funds used during construction ........            88            125
  Interest on regulatory assets and other interest income ....         2,703          2,372
  Other - net ................................................         1,693          1,895
                                                                   ---------      ---------
      Total Other Income .....................................         4,484          4,392
                                                                   ---------      ---------

Income Before Interest Charges and Income Taxes ..............        33,373         31,215
                                                                   ---------      ---------

Interest Charges
  Interest on mortgage bonds .................................            --            263
  Interest on other long-term debt ...........................         2,831          2,625
  Interest on regulatory liabilities and other interest ......         2,259          2,824
  Allowance for borrowed funds used during construction ......           (59)          (108)
                                                                   ---------      ---------
      Total Interest Charges .................................         5,031          5,604
                                                                   ---------      ---------

Income Before Income Taxes ...................................        28,342         25,611

Income Taxes .................................................        11,854         10,453
                                                                   ---------      ---------

Net Income ...................................................        16,488         15,158

Dividends Declared on Cumulative Preferred Stock .............           242            451
                                                                   ---------      ---------

Income Available for Common Stock ............................     $  16,246      $  14,707
                                                                   =========      =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                               For the 3 Months Ended March 31,
                                                      2004          2003
                                                     -------       -------
                                                    (Thousands of Dollars)

Net Income ...................................       $16,488       $15,158

Other comprehensive income ...................            --            --
                                                     -------       -------

Comprehensive Income .........................       $16,488       $15,158
                                                     =======       =======

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 March 31,      December 31,       March 31,
                                    ASSETS                                         2004             2003             2003
                                                                                ----------      ------------      ----------
                                                                                           (Thousands of Dollars)
Utility Plant
       Electric .........................................................       $  658,153       $  656,192       $  608,409
       Natural Gas ......................................................          202,293          199,221          190,457
       Common ...........................................................          105,196          104,532          103,885
                                                                                ----------       ----------       ----------
                                                                                   965,642          959,945          902,751

       Less: Accumulated depreciation ...................................          306,947          309,208          301,341
                                                                                ----------       ----------       ----------
                                                                                   658,695          650,737          601,410

       Construction work in progress ....................................           64,273           56,764           80,636
                                                                                ----------       ----------       ----------
               Net Utility Plant ........................................          722,968          707,501          682,046
                                                                                ----------       ----------       ----------

Other Property and Plant, net ...........................................              964              968              968
                                                                                ----------       ----------       ----------

Current Assets
       Cash and cash equivalents ........................................           12,949           12,720           38,976
       Accounts receivable -
             net of allowance for doubtful accounts of $3.2 million,
             $3.0 million, and $2.9 million, respectively ...............           53,613           37,487           58,610
       Accrued unbilled utility revenues ................................            7,549            7,618            7,446
       Other receivables ................................................            1,334            9,566            2,014
       Fuel and materials and supplies - at average cost ................           10,645           16,158            9,338
       Fair value of derivative instruments .............................              909              722              611
       Bond defeasance escrow ...........................................               --               --           16,296
       Special deposits and prepayments .................................           14,565           22,503           15,297
                                                                                ----------       ----------       ----------
                Total Current Assets ....................................          101,564          106,774          148,588
                                                                                ----------       ----------       ----------

Deferred Charges and Other Assets
       Prefunded pension costs ..........................................               --               --          104,433
       Regulatory assets - pension plan .................................          131,344          124,210           22,716
       Intangible asset - pension plan ..................................           24,447           24,447               --
       Regulatory assets ................................................           65,122           67,474           58,796
       Unamortized debt expense .........................................            3,954            3,901            3,556
       Other assets .....................................................            9,646            8,100            8,663
                                                                                ----------       ----------       ----------
                Total Deferred Charges and Other Assets .................          234,513          228,132          198,164
                                                                                ----------       ----------       ----------

                          Total Assets ..................................       $1,060,009       $1,043,375       $1,029,766
                                                                                ==========       ==========       ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         March 31,         December 31,        March 31,
                CAPITALIZATION AND LIABILITIES                              2004               2003               2003
                                                                        -----------        ------------       -----------
                                                                                      (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) ..........       $    84,311        $    84,311        $    84,311
        Paid-in capital .........................................           174,980            174,980            174,980
        Retained earnings .......................................            21,211             13,466             16,185
        Capital stock expense ...................................            (4,961)            (4,961)            (5,283)
                                                                        -----------        -----------        -----------
                Total Common Stock Equity .......................           275,541            267,796            270,193
                                                                        -----------        -----------        -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ................            21,030             21,030             21,030
             Subject to mandatory redemption ....................                --                 --             12,500
                                                                        -----------        -----------        -----------
                Total Cumulative Preferred Stock ................            21,030             21,030             33,530
                                                                        -----------        -----------        -----------

        Long-term Debt ..........................................           285,880            278,880            269,877
                                                                        -----------        -----------        -----------
                Total Capitalization ............................           582,451            567,706            573,600
                                                                        -----------        -----------        -----------

Current Liabilities
        Current maturities of long-term debt ....................            15,000             15,000             15,000
        Notes Payable ...........................................                --             16,000             10,000
        Accounts payable ........................................            32,656             33,084             38,321
        Accrued interest ........................................             2,867              4,274              3,195
        Dividends payable .......................................               242                242                451
        Accrued vacation and payroll ............................             5,202              5,289              4,894
        Customer deposits .......................................             5,992              5,690              5,333
        Accrued taxes payable ...................................             5,737                 --                 --
        Other ...................................................             5,967              6,622              7,342
                                                                        -----------        -----------        -----------
                Total Current Liabilities .......................            73,663             86,201             84,536
                                                                        -----------        -----------        -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ..................................           237,942            228,058            253,625
        Operating reserves ......................................             5,425              5,043              5,031
        Deferred gain - sale of major generating assets .........             7,415              9,887             17,302
        Accrued environmental remediation costs .................            19,460             19,500             19,500
        Accrued other post-employment benefit costs .............            12,850             10,561              6,042
        Accrued pension costs ...................................            14,057              9,775                 --
        Other ...................................................            13,994             12,524              9,320
                                                                        -----------        -----------        -----------
                Total Deferred Credits and Other Liabilities ....           311,143            295,348            310,820
                                                                        -----------        -----------        -----------

Accumulated Deferred Income Tax (Net) ...........................            92,752             94,120             60,810
                                                                        -----------        -----------        -----------

                Total Capitalization and Liabilities ............       $ 1,060,009        $ 1,043,375        $ 1,029,766
                                                                        ===========        ===========        ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the 3 Months Ended
                                                                                                     March 31,
                                                                                                2004            2003
                                                                                              --------        --------
Operating Activities:                                                                          (Thousands of Dollars)
       Net Income .....................................................................       $ 16,488        $ 15,158

            Adjustments to reconcile net income to net
                 cash provided by (used in) operating activities:
                      Depreciation and amortization ...................................          7,064           6,711
                      Deferred income taxes - net .....................................          2,881           4,893
                      Provision for uncollectibles ....................................            800             800
                      Accrued/deferred pension costs ..................................         (5,547)         (5,114)
                      Amortization of fossil plant incentive ..........................         (2,472)         (2,472)
                      Other - net .....................................................            547          (3,039)

                 Changes in operating assets and liabilities - net:
                      Accounts receivable, unbilled revenues and other receivables ....         (8,626)        (23,353)
                      Fuel, materials and supplies ....................................          5,513           3,121
                      Special deposits and prepayments ................................             45          (2,242)
                      Fair value of derivative instruments ............................           (187)          2,104
                      Accounts payable ................................................           (428)          1,255
                      Accrued taxes and interest ......................................         12,224           3,502
                      Deferred natural gas and electric costs .........................          7,887           5,190
                      Customer benefit and carrying charge - net ......................         (6,474)         (9,317)
                      Proceeds from sales of emissions allowances .....................          4,040              --
                      Other - net .....................................................           (440)         (1,278)
                                                                                              --------        --------

            Net Cash Provided by (Used In) Operating Activities .......................         33,315          (4,081)
                                                                                              --------        --------

Investing Activities:

            Additions to plant ........................................................        (14,578)        (12,463)
            Other - net ...............................................................           (629)           (356)
                                                                                              --------        --------

            Net Cash Used in Investing Activities .....................................        (15,207)        (12,819)
                                                                                              --------        --------

Financing Activities:

            Proceeds from issuance of long-term debt ..................................          7,000              --
            Net (repayments) borrowings of short-term debt ............................        (16,000)         10,000
            Dividends paid on cumulative preferred and common stock ...................         (8,742)         (9,113)
            Debt issuance costs .......................................................           (137)             --
                                                                                              --------        --------

            Net Cash (Used In) Provided by Financing Activities .......................        (17,879)            887
                                                                                              --------        --------

Net Change in Cash and Cash Equivalents ...............................................            229         (16,013)

Cash and Cash Equivalents - Beginning of Year .........................................         12,720          54,989
                                                                                              --------        --------

Cash and Cash Equivalents - End of Period .............................................       $ 12,949        $ 38,976
                                                                                              ========        ========

Supplemental Disclosure of Cash Flow Information

            Interest paid .............................................................       $  4,336        $  4,132

            Federal and State income tax paid .........................................             --              --

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - GENERAL

Basis of Presentation

      This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to the Consolidated Financial Statements apply to both Energy Group and Central Hudson. Energy Group's Consolidated Financial Statements include the accounts of Energy Group and its wholly owned subsidiaries, which include Central Hudson and Energy Group's non-utility subsidiary, Central Hudson Enterprises Corporation ("CHEC" and, together with its subsidiaries, the "competitive business subsidiaries").

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2003 (the "Corporations' 10-K Report").

      Central Hudson's and CHEC's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

      For purposes of the Consolidated Statement of Cash Flows, Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

Accounting for Derivative Instruments and Hedging Activities

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report. The total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, at March 31, 2004, was $909,000 (net unrealized gain), which compares to a fair value at December 31, 2003, of $722,000 (net unrealized gain). For the quarter ended March 31, 2004, Central Hudson realized an actual net loss of $155,000, which compares to a net gain of $4.7 million for the same period in 2003. These gains and losses, which either decrease or increase actual energy costs, were deferred for pass-back to or recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") 71. Additionally, Central Hudson entered into weather derivative contracts for the three months ended March 31, 2004, and March 31, 2003. Payments of $187,000 and $1.8 million, respectively, were made to counter-parties due to the colder than normal weather experienced during each of those periods.

      In addition, in February and March of 2004, Central Hudson entered into derivatives known as costless collars, which consisted of over-the-counter put and call options to hedge the prices of a portion of sulfur dioxide emission allowances retained when Central Hudson sold its major generating assets in January 2001. At March 31, 2004, both the put and call options were out of the money and accordingly, no fair market value is reflected on the Balance Sheet. Due to favorable market conditions, a number of allowances were sold during the first quarter of 2004; however, the proceeds of approximately $4.0 million were deferred for the future benefit of customers in accordance with a PSC order issued in 1993. Proceeds from any future sales and/or option settlement amounts will also be deferred.

      The fair value of open derivative instruments for CHEC at March 31, 2004, and at December 31, 2003, was not material. Derivatives outstanding at March 31, 2004, included a number of put and call options designated as fair value and cash flow hedges, respectively, for fuel oil purchases during the 2003/2004 heating season. Actual net gains recorded during the comparative quarters for put and call options hedging fuel oil purchase transactions were also not material. CHEC also entered into costless collars to hedge the effect of weather on its fuel oil distribution subsidiaries for the three months ended March 31, 2004, and March 31, 2003, which resulted in no payment to counter-parties for 2004 and a $2.1 million payment to counter-parties for 2003. No payment to counter-parties was required in 2004 due primarily to more favorable settlement terms.

      In addition to the above, Energy Group sold covered call options on stock held in its Alternate Investment Program portfolio during the quarter ended March 31, 2003. These covered call options expired in July 2003 and the final gain realized for these derivatives was not material. The Alternate Investment Program was liquidated by July 2003.

Goodwill and Other Intangible Assets

      Reference is made to the subcaption "Goodwill and Other Intangible Assets" under Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      Intangible assets include separate, identifiable, intangible assets, such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1,360,000. The useful life for a covenant not to compete is based on the expiration date of the covenant. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Substantially all of CHEC's intangible assets are the result of business combinations. Goodwill balances are retested on an annual basis.

      The components of amortizable intangible assets of Energy Group are summarized as follows:

-------------------------------------------------------------------------------------------
                                        March 31, 2004              December 31, 2003
-------------------------------------------------------------------------------------------
                                 Gross Carrying  Accumulated   Gross Carrying  Accumulated
          ($000)                     Amount      Amortization      Amount      Amortization
-------------------------------------------------------------------------------------------
Customer Lists                       $38,371        $ 8,249        $38,371        $ 7,609
-------------------------------------------------------------------------------------------
Covenants Not to Compete               1,439            727          1,439            683
-------------------------------------------------------------------------------------------
Total Amortizable Intangibles        $39,810        $ 8,976        $39,810        $ 8,292
-------------------------------------------------------------------------------------------

      Amortization expense was $684,000 and $735,000 for the three months ended March 31, 2004, and 2003, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is as follows:

                         2004                $ 2,730,000
                         2005                $ 2,688,000
                         2006                $ 2,670,000
                         2007                $ 2,656,000
                         2008                $ 2,641,000

      The carrying amount for goodwill not subject to amortization was $50.5 million as of both March 31, 2004, and December 31, 2003.

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

      In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143"). One of the provisions of SFAS 143 precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its natural gas and electric assets. For financial reporting purposes, Central Hudson reclassified $87 million, $79.3 million, and $74.7 million of net cost of removal from accumulated depreciation to a regulatory liability as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

      For financial statement purposes, the competitive business subsidiaries' depreciation provisions are computed on the straight-line method using depreciation rates based on the estimated useful lives of depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset's expected useful life. See "Goodwill and Other Intangible Assets" for further discussion.

Earnings Per Share

      In the calculation of earnings per share (basic and diluted), earnings for Energy Group reflect the inclusion of preferred stock dividends of Central Hudson as part of Interest and Other Charges. The average dilutive effect of stock options and performance shares was 13,636 shares and 4,663 shares for the quarters ended March 31, 2004, and 2003, respectively. Certain stock options are excluded from the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for each of the years presented. The number of shares of Common Stock represented by the options excluded from the calculation was 36,900 and 94,400 shares for 2004 and 2003, respectively. For additional information regarding stock options and performance shares, see Note 5 - "Stock-Based Incentive Plans."

Stock-Based Compensation

      At March 31, 2004, Energy Group had a stock-based employee compensation plan that is described more fully in Note 5 - "Stock-Based Compensation Incentive Plans."

      Effective January 1, 2003, Energy Group adopted the fair value recognition provisions of FASB 123, utilizing the modified prospective methods under the provisions of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation cost recorded in the first quarters of 2004 and of 2003 was not material.

Reclassification

      Certain amounts in the 2003 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 14 - "Segments and Related Information" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      Energy Group's reportable operating segments are the regulated electric and natural gas operations of Central Hudson and the unregulated fuel oil distribution activities of CHEC. The "Unregulated - Other" segment is comprised of the investment activity of Energy Group and the energy efficiency and investment activities of CHEC. The fuel oil distribution segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and natural gas segments, and depreciation of common property have been allocated to the segments in accordance with practices established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - 2004

---------------------------------------------------------------------------------------------------------------------------
                                                 Quarter Ended March 31, 2004
         ($000s Except                -------------------------------------------------------------------------------------
      Earnings Per Share)                    Regulated                   Unregulated              Eliminations       Total
---------------------------------------------------------------------------------------------------------------------------
                                                    Natural       Fuel Oil
                                      Electric        Gas       Distribution         Other
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers      $119,269      $ 58,704      $ 84,782         $    238         $     --       $262,993
---------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                        3           150            --               --             (153)            --
---------------------------------------------------------------------------------------------------------------------------
   Total revenues                     $119,272      $ 58,854      $ 84,782         $    238         $   (153)      $262,993
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes          $ 16,131      $ 11,969      $ 10,116         $  1,046         $     --       $ 39,262
---------------------------------------------------------------------------------------------------------------------------
Net income                            $  9,364      $  6,882      $  6,070         $    673         $     --       $ 22,989
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Basic            $   0.59      $   0.44      $   0.39         $   0.04(1)      $     --       $   1.46
---------------------------------------------------------------------------------------------------------------------------

      (1) The amount attributable to CHEC's other business activities was $0.01; the balance of $0.03 was related to Energy Group's investment activities.

CH Energy Group, Inc. Segment Disclosure - 2003

---------------------------------------------------------------------------------------------------------------------------
                                                 Quarter Ended March 31, 2003
         ($000s Except                -------------------------------------------------------------------------------------
      Earnings Per Share)                    Regulated                   Unregulated              Eliminations       Total
---------------------------------------------------------------------------------------------------------------------------
                                                    Natural       Fuel Oil
                                      Electric        Gas       Distribution         Other
---------------------------------------------------------------------------------------------------------------------------
Revenues from external customers      $114,506      $ 56,438      $ 93,887(1)      $    312         $     --       $265,143
---------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                        3           159            --               --             (162)            --
---------------------------------------------------------------------------------------------------------------------------
   Total revenues                     $114,509      $ 56,597      $ 93,887         $    312         $   (162)      $265,143
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes          $ 13,952      $ 11,208      $  8,605         $    321         $     --       $ 34,086
---------------------------------------------------------------------------------------------------------------------------
Net income                            $  8,145      $  6,562      $  5,179         $    307         $     --       $ 20,193
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Basic            $   0.51      $   0.41      $   0.32         $   0.02(2)      $     --       $   1.26
---------------------------------------------------------------------------------------------------------------------------

      (1)   Reflects weather hedging contract settlements of $(2,107).

      (2) The amount attributable to CHEC's other business activities was $0.01; the balance of $0.01 was related to Energy Group's investment activities.

Central Hudson Gas & Electric Corporation Segment Disclosure

------------------------------------------------------------------------------------------
              (000s)                              Quarter Ended March 31, 2004
------------------------------------------------------------------------------------------
                                                     Natural
                                       Electric        Gas       Eliminations       Total
------------------------------------------------------------------------------------------
Revenues from external customers       $119,269      $ 58,704      $     --       $177,973
------------------------------------------------------------------------------------------
Intersegment revenues                         3           150          (153)            --
------------------------------------------------------------------------------------------
   Total Revenues                      $119,272      $ 58,854      $   (153)      $177,973
------------------------------------------------------------------------------------------
Earnings before income taxes           $ 16,313      $ 12,029      $     --       $ 28,342
------------------------------------------------------------------------------------------
Net Income                             $  9,546      $  6,942      $     --       $ 16,488
------------------------------------------------------------------------------------------
Income Available for Common Stock      $  9,364      $  6,882      $     --       $ 16,246
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
              (000s)                              Quarter Ended March 31, 2003
------------------------------------------------------------------------------------------
                                                     Natural
                                       Electric        Gas       Eliminations       Total
------------------------------------------------------------------------------------------
Revenues from external customers       $114,506      $ 56,438      $     --       $170,944
------------------------------------------------------------------------------------------
Intersegment revenues                         3           159          (162)            --
------------------------------------------------------------------------------------------
   Total Revenues                      $114,509      $ 56,597      $   (162)      $170,944
------------------------------------------------------------------------------------------
Earnings before income taxes           $ 14,291      $ 11,320      $     --       $ 25,611
------------------------------------------------------------------------------------------
Net Income                             $  8,484      $  6,674      $     --       $ 15,158
------------------------------------------------------------------------------------------
Income Available for Common Stock      $  8,145      $  6,562      $     --       $ 14,707
------------------------------------------------------------------------------------------

NOTE 4 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

Property, Plant and Equipment

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Report.

      During the second quarter of 2001, the FASB issued an Exposure Draft entitled Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment. This Exposure Draft would amend certain APB Opinions and FASB Statements to incorporate changes resulting from the issuance of a proposed American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") - Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. This would amend certain APB Opinions and FASB Statements to incorporate changes that would result from the final issuance of the proposed AICPA SOP - Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. This also would amend APB Opinion No. 28, Interim Financial Reporting so that the provision of the proposed SOP that would require certain costs to be charged to expense as incurred also would apply to interim periods. The Accounting Standards Executive Committee ("AcSEC"), at its September 2003 meeting, approved for final issuance the SOP, Accounting for Certain Costs and Activities Related to

Property, Plant, and Equipment, subject to the FASB's positive clearance. AcSEC was expected to issue the proposed SOP in the first quarter of 2004.

      However, on April 14, 2004, the FASB voted not to clear the proposed SOP, and the draft SOP was not sent back to AcSEC for revision. The FASB requested that AcSEC discontinue work on this issue, and the FASB has removed it from its agenda.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

      In December 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"). In March 2004, FASB issued FSP No. FAS 106-1b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP gives plan sponsors an option to defer recognizing the effects of the Medicare Act in the accounting for its plan under SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Energy Group has elected to defer recognizing any effects for the quarter period ended March 31, 2004. The comment period for this FSP ended April 12, 2004. If this FSP is adopted, credits may be available to reduce Other Post-Employment Benefits; however, Energy Group is currently unable to determine the amount of those credits. Because Central Hudson defers expenses associated with providing Other Post-Employment Benefits under applicable regulatory policies, the adoption of the proposed FSP would not be expected to have a material impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

Equity-Based Compensation

      On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The comment period for this exposure draft ends June 30, 2004.

      The proposed Statement covers a wide range of equity-based compensation arrangements. Under the proposed Statement, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost on the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance allows that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements.

Energy Group adopted fair-value accounting for stock-based compensation in the first quarter of 2003, therefore it is not anticipated that this proposed Statement will impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

FIN 46 - Consolidation of Variable Interest Entities

      In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as it relates to the consolidation of a variable interest entity ("VIE"). The original interpretation was issued in January 2003 and its application was required for periods ending after December 15, 2003, for companies that had interests in special-purpose entities. The application of FIN 46R for all other types of VIE is required for periods ending after March 15, 2004.

      A VIE is an entity that is not controllable through voting interests where the equity investment at risk is not sufficient to permit the VIE to finance its activities without additional subordinated financial support provided by any party, including the equity holders. Variable interests are the investments or other interests that will absorb portions of a VIE's expected losses or receive portions of a VIE's expected residual returns.

      The objective of FIN46R is to provide guidance on the identification of a variable interest and a VIE to determine when the assets, liabilities, and results of operations should be consolidated in a company's financial statements. A company that holds a variable interest in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns.

      Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any VIEs that require consolidation under the provisions of FIN 46R. In arriving at this determination, long-term power purchase contracts currently in effect for Central Hudson were reviewed, including contracts with a number of independent power producers ("IPP"). Central Hudson does not have a controlling financial interest in or operational control of these IPPs. Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of these IPPs, which meet certain criteria for Qualifying Facilities as such term is defined in the applicable legislation. Payments are made under these contracts at rates often higher than those prevailing in the wholesale market; however, these costs are fully recoverable through Central Hudson's electric energy adjustment mechanism, which provides for the recovery of purchased electricity costs. In 2003, Central Hudson had contracts with IPPs which represented approximately 1.7% of Central Hudson's electricity purchases.

      CHEC has a number of limited partnership interests that are presently accounted for under the equity method. These were also reviewed relative to FIN 46R and it was determined that consolidation is not required. CHEC has limited partnership interests in two cogeneration facilities and a limited partnership interest in a venture capital fund. Neither of the two cogeneration partnerships are considered VIEs because neither meet any of the criteria for classification as a VIE. CHEC has only a 4% limited partnership interest in the venture capital fund and therefore is not a primary beneficiary. CHEC's total investment in these limited partnerships comprises less than 1% of Energy Group's total assets.

Pension Discount Rate

      In April 2004, federal legislation was enacted that changes the way required pension plan obligations are calculated; this in turn impacts the amount of a company's required pension plan contributions. The legislation ends a requirement that pension obligations be tied to interest rates on 30-year Treasury bonds; instead it substitutes a rate based on a composite of long-term corporate bonds for 2004 and 2005. As discussed in Note 10 - "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Report, Central Hudson does not expect to make a contribution to its pension plan in 2004 and therefore this change is not expected to impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

NOTE 5 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 11 - "Stock-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") referred to therein.

      On January 1, 2003, the number of performance shares granted was 14,800, in aggregate, to executives covered under the Plan. On January 1, 2004, the number of performance shares granted was 29,300, in aggregate, to executives covered under the Plan. As of March 31, 2004, the number of these performance shares that remain outstanding were 14,800 and 29,300, respectively. The ultimate number of shares awarded is based on the performance of Energy Group's Common Stock over the three years following the date of the relevant grant, but shall not exceed 150% of the number of shares granted. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to its award. The amounts recorded were not material for the quarter-ended March 31, 2004, or the quarter ended March 31, 2003.

      A summary of the status of stock options awarded to executives and Non-Employee Directors of Energy Group and its subsidiaries under the Plan as of March 31, 2004, is as follows:

                                                     Weighted     Weighted
                                                     Average       Average
                                                     Exercise     Remaining
                                         Shares        Price    Contract Life
                                        -------------------------------------
Outstanding at 1/1/04                   107,360       $44.16         7.57
              Granted                        --           --           --
              Exercised                 (12,980)       39.56         6.63
              Forfeited                      --           --           --
                                       --------       ------         ----
Outstanding at 3/31/04                   94,380       $44.80         7.45 years
                                       ========       ======         ====

      A total of 12,980 non-qualified stock options were exercised during the quarter ended March 31, 2004. These options had exercise prices of $31.94 and $44.06 and the resulting compensation expense was not material.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, employee stock option grants and other stock-based compensation will be expensed over their respective vesting periods based on the fair value at the date the stock-based compensation is granted. Compensation expense recorded for the quarters ended March 31, 2004, and 2003, resulting from the implementation of fair value accounting for stock options was not material.

NOTE 6 - INVENTORY

Inventory is valued at average cost and is comprised of the following:

--------------------------------------------------------------------------------
                                                      Energy Group
--------------------------------------------------------------------------------
                                           March 31,   December 31,    March 31,
                                              2004          2003          2003
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Natural Gas                                 $ 4,269       $ 9,802       $ 2,968
--------------------------------------------------------------------------------
Petroleum Products and Propane                2,720         2,779         2,441
--------------------------------------------------------------------------------

Materials and Supplies                        7,302         7,266         8,773
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                       $14,291       $19,847       $14,182
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                     Central Hudson
--------------------------------------------------------------------------------
                                           March 31,   December 31,    March 31,
                                              2004          2003          2003
--------------------------------------------------------------------------------
(In Thousands)

Natural Gas                                 $ 4,269       $ 9,802       $ 2,968
--------------------------------------------------------------------------------
Petroleum Products and Propane                  446           505           341
--------------------------------------------------------------------------------

Materials and Supplies                        5,930         5,851         6,029
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                       $10,645       $16,158       $ 9,338
--------------------------------------------------------------------------------

NOTE 7 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefits costs for its Pension and Other Post-Employment Benefit plans. The amounts reflected relate to the amounts recorded for the quarters ended March 31, 2004, and 2003.

                                                                         Other Post-Employment
                                               Pension Benefits                Benefits
                                             -------------------------------------------------
                                               2004          2003          2004         2003
                                                 (In Thousands)              (In Thousands)
                                             -------------------------------------------------
Service cost                                 $ 1,739       $ 1,486       $   931       $   715

Interest cost                                  5,378         5,240         2,313         2,161

Expected return on plan assets                (5,510)       (5,352)       (1,234)       (1,149)

Amortization of:
     Prior service cost                          538           427            (2)           (2)
     Transitional (asset) or obligation           --            --           642           642

Recognized actuarial (gain) or loss            2,209         2,195           786           673
                                             -------       -------       -------       -------

Net periodic benefit cost                    $ 4,354       $ 3,996       $ 3,436       $ 3,040
                                             =======       =======       =======       =======

      No contributions were made to Central Hudson's pension plan during the quarter ended March 31, 2004, nor are contributions currently anticipated in subsequent quarters. However, an actuarial assessment will be made by the end of the quarter ending September 30, 2004, to determine if an additional contribution will be required in 2004. Employer contributions paid in the quarter ended March 31, 2004, for Other

Post-Employment Benefits totaled $1.4 million. The total amount expected to be paid for 2004 is expected to approximate the 2003 level of $5.7 million. For additional information related to Pensions and Other Post-Employment Benefits, please see Note 10 - "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 13 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Report. Except for that which is disclosed in Part II of this Quarterly Report on Form 10-Q and all documents previously filed with the Securities and Exchange Commission ("SEC") in 2004, there have been no material changes in the matters discussed in said Note 13.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      Energy Group posted earnings of $1.46 per share of Common Stock in the first quarter of 2004. This represents a 16% increase over the $1.26 per share earned in the first quarter of 2003. Many factors contributed to this gain, including continued growth within Central Hudson's service territory, the benefits of improved operational efficiencies, and lower expenses associated with the restoration of electric service following storms.

Energy Group

      Energy Group contributed $0.03 per share, as a result of earnings on investments in money market instruments. This compares to the $0.01 per share earned in the first quarter of 2003.

Central Hudson

      Central Hudson earned $1.03 per share in the first quarter of 2004, compared to $0.92 per share in the first quarter of 2003, a 12% increase. Electric and natural gas revenues increased by $7 million to $178 million for the first quarter of 2004, and expenses increased by $6.4 million to approximately $161 million for the first quarter of 2004, in each case as compared to the first quarter of 2003, primarily as a result of increases in the cost of purchased electricity and natural gas.

      Customer growth continued at a healthy pace during the period, with the number of electric and natural gas customers each rising 1%. Despite slightly warmer winter weather in 2004 as compared to 2003, sales to electric customers increased by 3% and sales to natural gas customers decreased by less than 1%, in each case due to customer growth.

CHEC

      CHEC earned $0.40 per share in the first quarter of 2004, as compared to last year's first-quarter results of $0.33, an increase per share of 21% despite this year's moderately warmer weather. Improved earnings resulted from customer growth, better margins, and reduced expenses in 2004 as compared to last year.

REGULATORY MATTERS

      At a session on March 16, 2004, Central Hudson's petition to enter into short-term financing arrangements and issue and sell medium-term notes was adopted (as amended) by the PSC in Case 03-M-1510. Central Hudson was granted authority to extend or replace its current $75 million revolving credit agreement with a new revolving credit agreement with a term not to exceed five years. Also, Central Hudson may issue up to $85 million of medium-term notes from the effective date of Case 03-M-1510, April 6, 2004, through December 31, 2006.

      On March 29, 2004, Central Hudson and Staff of the PSC filed with the PSC a Joint Proposal for Rate Plan Modification ("Joint Proposal") as a result of a series of meetings directed by the PSC, as previously reported in Note 2 to the Consolidated Financial Statements of the Corporations' 10-K Report. The Joint Proposal addresses natural gas and electric rates and is subject to PSC review and approval. It (i) continues the rate levels, rate designs, and related accounting provisions (including deferrals) previously established by the PSC;
(ii) provides for an additional $5 million refund from the Customer Benefit Fund for certain classes of electric customers; (iii) continues funding from the Customer Benefit Fund for other purposes such as economic development and retail access rate credits previously approved by the PSC; (iv) continues or enhances programs to promote retail competition and service quality; (v) provides for the use of the Customer Benefit Fund to offset deferred under-collections of pension and OPEB costs subject to specified limitations; and (vi) lowers the threshold for sharing of earnings with customers (from an 11.3 % to a 10.5% return on equity ("ROE")), while decreasing the relative portions to be received by customers up to a 14% ROE. The Joint Proposal also permits Central Hudson to file with the PSC for new rates. Central Hudson cannot predict what action the PSC will take concerning the Joint Proposal.

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first three months of 2004 contributed to the increase in the book value per share of its Common Stock from $30.80 at December 31, 2003, to $31.71 at March 31, 2004; the common equity ratio increased from 59.5% at December 31, 2003, to 60.8% at March 31, 2004.

      Both Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statement of Cash Flows and as discussed below.

      The principal factors affecting Energy Group's liquidity are the dividends it pays to its shareholders and, as it relates to both Central Hudson and CHEC, cash flows generated from operations, construction expenditures, and dividends paid to Energy Group.

      The principal factors affecting Central Hudson's liquidity are the cash flows generated from operations, construction expenditures, dividends paid to Energy Group, and maturities of debt securities.

      Central Hudson's cash flows from operating activities reflect principally its energy sales and deliveries and costs of operations. The volume of energy sales and deliveries is dependent primarily on factors external to Central Hudson, such as weather and economic conditions. Prices at which Central Hudson provides energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity, fuel, and natural gas may affect the timing of cash flows but not net income because these costs are fully recovered through its electric and natural gas cost adjustment mechanisms.

      On March 29, 2004, Central Hudson and PSC Staff filed a Joint Proposal to extend, and modify in some respects, the electric and natural gas rate plan previously adopted by the PSC in October 2001 and scheduled to expire June 30, 2004, as more fully described in Item 2 - "Regulatory Matters."

      On March 16, 2004, Central Hudson was permitted to enter into short-term financing arrangements by the PSC, as more fully described in Item 2 - "Regulatory Matters."

      Each of Energy Group and Central Hudson believes that it will be able to meet its reasonably likely short-term and long-term cash requirements, assuming that Central Hudson's rate plans reflect the costs of service, including a return on invested capital.

      Changes in Energy Group's and Central Hudson's cash and temporary cash investments resulting from operating, investing, and financing activities for the quarters ended March 31, 2004, and March 31, 2003, are summarized as follows:

--------------------------------------------------------------------------------
                                                                     Variance
Energy Group                                 2004         2003     2004 vs. 2003
--------------------------------------------------------------------------------
                                                   (Millions of Dollars)
--------------------------------------------------------------------------------
Operating Activities                        $ 34.7       $(12.5)      $ 47.2
--------------------------------------------------------------------------------
Investing Activities                         (16.2)        (8.6)        (7.6)
--------------------------------------------------------------------------------
Financing Activities                         (17.7)        (7.8)        (9.9)
--------------------------------------------------------------------------------
Net change for the period                      0.8        (28.9)        29.7
                                            ------       ------       ------
--------------------------------------------------------------------------------
Balance at beginning of period               125.8         83.5         42.3
                                            ------       ------       ------
--------------------------------------------------------------------------------
Balance at end of period                    $126.6       $ 54.6       $ 72.0
                                            ======       ======       ======
--------------------------------------------------------------------------------

      Energy Group's net cash flows provided by operating activities in the first quarter of 2004 were $47.2 million higher as compared to the first quarter of 2003 due primarily to the impact of higher accounts receivable recorded in the first quarter of 2003 and an increase in accrued income taxes, higher net income in the first quarter of 2004, and the recording of proceeds from the sale of emissions allowances by Central Hudson in the first quarter of 2004.

      Net cash flows used in investing activities were $7.6 million higher in the first quarter of 2004 as compared to the first quarter of 2003 because of slightly higher additions to plant, property, and equipment as well as the absence of proceeds from the sale of investments that were reflected in the first quarter of 2003.

      Net cash flows used in financing activities were $9.9 million higher in the first quarter of 2004 as compared to the first quarter of 2003, due primarily to the repayment of short-term debt.

      At March 31, 2004, Energy Group had $15 million of current maturities of long-term debt and no short-term debt outstanding. Cash and cash equivalents for Energy Group were $126.6 million at March 31, 2004.

--------------------------------------------------------------------------------
                                                                     Variance
Central Hudson                               2004         2003     2004 vs. 2003
--------------------------------------------------------------------------------
                                                   (Millions of Dollars)
--------------------------------------------------------------------------------
Operating Activities                        $ 33.3       $ (4.1)      $ 37.4
--------------------------------------------------------------------------------
Investing Activities                         (15.2)       (12.8)        (2.4)
--------------------------------------------------------------------------------
Financing Activities                         (17.9)         0.9        (18.8)
--------------------------------------------------------------------------------
Net change for the period                      0.2        (16.0)        16.2
                                            ------       ------       ------
--------------------------------------------------------------------------------
Balance at beginning of period                12.7         55.0        (42.3)
                                            ------       ------       ------
--------------------------------------------------------------------------------
Balance at end of period                    $ 12.9       $ 39.0       $(26.1)
                                            ======       ======       ======
--------------------------------------------------------------------------------

      Central Hudson's net cash flows provided by operating activities in the first quarter of 2004 were $37.4 million higher as compared to the first quarter of 2003 primarily due to higher accounts receivable recorded in the first quarter of 2003 as well as increases in accrued taxes and the recording of proceeds from the sale of emissions allowances in the first quarter of 2004.

      Net cash flows used in investing activities were $2.4 million higher in the first quarter of 2004 as compared to the first quarter of 2003, due to increased expenditures related to property, plant, and equipment.

      Net cash flows used in financing activities were $18.8 million higher in the first quarter of 2004 as compared to the first quarter of 2003 due to the repayment of short-term debt during that period. In February 2004, Central Hudson issued $7.0 million of 4.73% medium-term notes due February 27, 2014.

      A portion of the cash balances held by Central Hudson resulting from the divestiture of its interests in its major generating assets are earmarked to be disbursed for refunds to Central Hudson's customers and for economic development initiatives in 2004 as contemplated under Central Hudson's regulatory agreement approved by the PSC on October 25, 2001.

      On March 29, 2004, Central Hudson and PSC Staff filed a Joint Proposal to extend, and modify in some respects, the electric and natural gas rate plan previously adopted by the PSC in October 2001 and portions of which would expire June 30, 2004, as more fully described in Item 2 - "Regulatory Matters."

      Central Hudson has committed short-term credit facilities totaling $1.0 million with a regional bank and a $75 million revolving credit agreement with a group of commercial banks. The PSC limits the amount of short-term borrowing Central Hudson may have outstanding at any time to $77 million in the aggregate. As of March 31, 2004, Central Hudson had $15 million of current maturities of long-term debt, no short-term debt outstanding, and cash and cash equivalents of $12.9 million.

      On March 16, 2004, Central Hudson was permitted to enter into short-term financing arrangements by the PSC, as more fully described in Item 2 - "Regulatory Matters."

      CHEC has a $25 million line of credit with a commercial bank and, as of March 31, 2004, there was no outstanding balance.

      Energy Group and certain of its subsidiaries have issued guarantees that provide financial or performance assurance to third parties on behalf of Energy Group subsidiaries under certain commodity, derivative, and stock sale contracts. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended commercial purposes. Guarantees have been provided to counter-parties to guarantee the payment, when due, of obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to natural gas, fuel oil, propane, weather hedges, and certain obligations related to the sale of former subsidiary CH Resources, Inc. in 2002.

      At March 31, 2004, the aggregate amount of actual liabilities covered by these guarantees was $3.1 million. The related liabilities are reflected in the Consolidated Balance Sheet, and each such guarantee is not considered to be material.

      It is Management's belief that the possibility that Energy Group would be required to perform or incur any material losses associated with any of the above guarantees is remote.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4 million shares, or approximately 25%, of its then-outstanding Common Stock over the five years beginning August 1, 2002. The Board of Directors had targeted 800,000 shares for repurchase in the first year of the Repurchase Program, but had authorized the repurchase of up to 1.2 million shares during the first year. Between August 1, 2002, and December 31, 2003, 600,087 shares were repurchased under the Repurchase Program at a cost of $27.5 million. No shares were repurchased during the quarter ended March 31, 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been temporarily suspended while Energy Group assesses opportunities to redeploy its cash reserves in energy-related investments. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

      Energy Group will continue to investigate opportunities to invest its cash reserves in energy-related investments that provide diversification and offer attractive returns with acceptable risks. Such opportunities may include, but are not limited to, currently operating assets that use proven technology and have a relatively stable customer base such as electric, natural gas, fuel oil, or propane delivery companies, electric generating plants, and natural gas pipelines and storage facilities.

EARNINGS PER SHARE

      Energy Group's earnings per share (basic) for the first quarter of 2004 were $1.46 versus $1.26 for the first quarter of 2003, an increase of $0.20 per share.

      Energy Group contributed $0.02 of this $0.20 per share increase, due primarily to the recording of a net loss in 2003 from the Alternate Investment Program, which was fully liquidated by July 2003. The approximately $100 million of proceeds from the liquidation were reinvested in lower yield money market instruments.

      Of the $0.20 per share increase, Central Hudson contributed $0.11 per share largely due to an increase in electric net operating revenues, net of the cost of purchased electricity, fuel, and revenue taxes. The increase in net revenues results primarily from an increase in sales to all customer classes and the amortization of revenues deferred in a prior year; the impact of the latter was $0.03 per share for the quarter. Sales increased due to a larger average number of residential and commercial customers and increased usage by all customer classes. Weather reduced earnings from electric sales by approximately $0.02 per share, reflecting a 4% reduction in billing heating-degree days as compared to last year; however, this was more than offset by the results of weather hedging contracts. The increase in net revenues was also partially offset by an increase in shared electric earnings.

      The increase also resulted from an increase in natural gas net operating revenues, net of the cost of natural gas and revenue taxes. Overall, sales decreased by less than 1% due to weather that was not as cold as last year with net revenues from sales remaining relatively unchanged. The 4% reduction in billing heating degree-days reduced earnings by $0.01 per share; however, this reduction was more than offset by the enhancement in earnings from sales due to customer growth and also by the results of weather hedging contracts. The increase in natural gas net revenues also reflects the amortization of previously deferred natural gas revenues and was partially offset by an increase in shared natural gas earnings.

      The financial results also include a $0.07 per share increase from CHEC. This increase was primarily due to an increase in net revenues (net of fuel and other related expenses) from its fuel oil distribution subsidiaries due primarily to the effect of weather hedging contracts with more favorable terms for 2004 than 2003 and to increased margins on its fuel oil products. A reduction in CHEC's operating expenses, mostly related to lower fuel oil distribution costs as a result of warmer weather in the first quarter of 2004 as compared to the same quarter last year, also contributed to the increase in earnings. In addition, the net effect of various other items including increased income from investments in partnerships and the effect of a lower number of shares outstanding contributed to the increase.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for Energy Group and its subsidiaries, comparing the three-month period ended March 31, 2004, to the three-month period ended March 31, 2003. The operating results of the regulated subsidiary reflect Central Hudson's electric and natural gas sales and revenues, and the operating results of the unregulated subsidiary reflect CHEC's operations.

OPERATING REVENUES

      Energy Group's operating revenues decreased $2.2 million, or less than 1%, for the first quarter of 2004. Details of these revenue changes by electric, natural gas, and unregulated subsidiaries are as follows: (thousands of dollars)

--------------------------------------------------------------------------------------
                                           2004/2003 INCREASE (DECREASE)
                                         THREE MONTHS ENDED MARCH 31, 2004
--------------------------------------------------------------------------------------
                                                Natural
                               Electric           Gas         Unregulated       Total
--------------------------------------------------------------------------------------
Customer Sales(a)             $   365          $    44(b)       $(9,179)      $(8,770)
--------------------------------------------------------------------------------------
Sales to Other Utilities           75               44               --           119
--------------------------------------------------------------------------------------
Energy Cost Adjustment          4,429            1,428               --         5,857
--------------------------------------------------------------------------------------
Deferred Revenues              (1,170)(c)         (143)              --        (1,313)
--------------------------------------------------------------------------------------
Miscellaneous                   1,064              893               --         1,957
--------------------------------------------------------------------------------------
    Total                     $ 4,763          $ 2,266          $(9,179)      $(2,150)
--------------------------------------------------------------------------------------

(a) Includes delivery of electricity and natural gas supplied by others and an offsetting restoration of amounts deferred to Central Hudson's Customer Benefit Fund (described under the caption "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings Electric and Gas" in Note 2 to the Consolidated Financial Statements of the Corporations' 10-K Report) for customer refunds to all customers and back-out credits for retail access customers.

(b)   Includes both firm and interruptible revenues.

(c) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs and the restoration of previously deferred delivery revenues, and the deferral of electric and natural gas shared earnings in accordance with the provisions of Central Hudson's current rate agreement with the PSC (described in Note 2 of the Corporations' 10-K Annual Report).

      Central Hudson's electric and natural gas operating revenues increased $7.0 million from $170.9 million in 2003 to $177.9 million in 2004. Electric revenues increased $4.8 million, or 4.2%, and natural gas revenues increased $2.2 million, or 4%, due primarily to an increase in revenues collected through Central Hudson's energy cost adjustment clauses to recover its cost of purchased electricity and natural gas supply. The increase in electric and natural gas revenues also reflects increases from sales, including the impact of weather hedging contracts, and the recording of previously deferred revenues in accordance with Central Hudson's current settlement agreement. The increase in electric revenues was partially offset by a reduction in Customer Benefit Fund revenues offsetting the cost of various programs authorized by Central Hudson's current rate agreement with the PSC and an increase in shared earnings. The increase in natural gas revenues was also partially offset by an increase in shared earnings.

      Operating revenues for CHEC decreased $9.2 million from $94.2 million for the quarter ended March 31, 2003, to $85.0 million for the quarter ended March 31, 2004. The decrease in revenues primarily reflects a decrease in sales by CHEC's fuel oil distribution companies due to the impact of the sale by one of those subsidiaries, SCASCO, Inc., of its natural gas business in October 2003 and due to warmer weather.

SALES

      Central Hudson's sales vary in response to weather conditions. Electric sales peak in the summer, and natural gas sales peak in the winter.

      Total kilowatthour sales of electricity within Central Hudson's service territory increased 3% and firm sales of natural gas decreased less than 1% in the first quarter of 2004 as compared to the first quarter of 2003. Changes in Central Hudson's electric and natural gas deliveries from last year by major customer classifications are set forth below.

                                                  INCREASE (DECREASE) FROM 2003
                                                  -----------------------------
                                                      3 MONTHS ENDED MARCH 31
                                                      -----------------------
                                                    Electric       Natural Gas
                                                    --------       -----------
Residential ...................................         3%             (1)%
Commercial ....................................         2               2
Industrial ....................................         4             (11)
Interruptible .................................       N/A               5

      Central Hudson's sales of electricity to full service customers within its service territory, plus delivery of electricity supplied by others, increased 3% in the first quarter of 2004 as compared to the first quarter of 2003. Despite warmer winter weather, sales to residential and commercial customers increased 3% and 2%, respectively, due to customer growth and increased usage by these customers. Industrial sales increased 4% due primarily to increased usage by a large industrial customer.

      Sales of natural gas to firm Central Hudson customers, plus transportation of natural gas supplied by others, decreased less than 1% in the first quarter of 2004 as compared to the first quarter of 2003. Due to warmer winter weather, sales to residential customers, primarily related to space heating, decreased 1% due to a reduction in usage which was partially offset by an increase in sales due to customer growth. Sales to commercial customers increased 2% also due to customer growth. Industrial sales, which represent less than 5% of total firm sales, decreased 11% and interruptible sales increased 5%.

      CHEC's sales of petroleum products decreased by 400,000 gallons, or 1%, to
59.1 million gallons in the first quarter of 2004 from 59.5 million gallons in the first quarter of 2003. This decrease was primarily due to warmer weather, as evidenced by a 6% decrease in heating degree-days in the first quarter of 2004 as compared to the first quarter of 2003, partially offset by increased volume from acquisitions made in the first quarter of 2003. CHEC's sales of natural gas decreased from 930,000 Mcf in the first quarter of 2003 to zero Mcf in the first quarter of 2004 as a result of the sale of SCASCO Inc.'s natural gas business in the fourth quarter of 2003.

OPERATING EXPENSES

      Energy Group's total operating expenses, including income taxes, decreased $3.3 million, or 1.3%, in the first quarter of 2004 from the comparable period in 2003.

      Central Hudson's total operating expenses increased $4.9 million from $144.1 million in the first quarter of 2003 to $149 million in the first quarter of 2004. The increase in operating expenses largely resulted from an increase in purchased electricity and natural gas expense. Purchased electricity increased $4.6 million due largely to the recording of amounts related to the recovery of electric supply costs through Central Hudson's cost recovery mechanism and purchased natural gas expense increased $1.1 million due to an increase in the wholesale cost of natural gas. Other operating expenses decreased $726,000 primarily due to a decrease in expense related to Central Hudson's electric reliability program, which is funded by the Customer Benefit Fund. Income taxes increased $1.4 million due to higher taxable income.

      Operating expenses for CHEC, including income taxes, decreased $9.9 million from $88.6 million in the first quarter of 2003 to $78.7 million in the first quarter of 2004. Natural gas costs decreased $7.0 million due to the sale of SCASCO, Inc.'s natural gas business and the cost of petroleum decreased $3.2 million due primarily to lower sales resulting from the milder winter in 2004 as compared to 2003. An increase in income taxes of $706,000 was largely offset by a reduction in other operating expenses, primarily lower distribution costs resulting from the decrease in sales of petroleum products.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Report for a discussion of Energy Group's dividend payments. On March 26, 2004, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable May 3, 2004, to shareholders of record as of April 9, 2004.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature are intended to be and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended. Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Energy Group's and Central Hudson's future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to, weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs, the success of strategies to satisfy electricity requirements following the sale of Central Hudson's major generating assets; future market prices for energy, capacity and ancillary services; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, such statements are subject to the risks and uncertainties discussed in the "Risk Factors" section and elsewhere in this document.

      Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

                                  RISK FACTORS

Central Hudson must comply with numerous regulatory requirements in managing its business, which affect costs and responsiveness to changing events and opportunities.

      Central Hudson is subject to regulation at the state and Federal levels. Central Hudson is regulated by the PSC, which regulates the rates, terms and conditions of service; various business practices and transactions; financing; and transactions between Central Hudson and its affiliates. Central Hudson is also subject to regulation by the Federal Energy Regulatory Commission ("FERC"), which regulates transmission rates, certain other aspects of Central Hudson's business and interstate natural gas pipelines. The regulations adopted by these state and Federal agencies affect the manner in which Central Hudson does business, its ability to undertake specified actions, and the costs of its operations. Central Hudson cannot predict the ways in which changes in the regulation by state and Federal governmental authorities could affect its business and operations, and Central Hudson cannot be assured of timely rate relief.

      Central Hudson's current rate plan with the PSC ends on June 30, 2004, but may be extended for up to two additional years at Central Hudson's option.

      Under a prior PSC regulatory settlement related to the sales of Central Hudson's interests in its major generating assets, a portion of the gain recognized on the sales is being recorded as net income over a four-year period which ends in 2004. Energy Group is actively seeking new energy-related investments to produce new earnings intended to replace, in whole or in part, the income from the sale of the major generating assets. However, if these investments are not made timely or are insufficient to replace the expiring income, Energy Group's results of operations and financial condition could be adversely affected.

Energy Group's financial condition and results of operations could be materially adversely affected if it is unable to successfully manage the risks inherent to the industries in which it operates.

      Central Hudson owns and operate transmission and distribution facilities for electricity and natural gas that are interconnected to other systems. The competitive business subsidiaries own and operate fuel distribution facilities and equipment that are somewhat dependent on other market participants. The operation of these facilities and the facilities and equipment of third parties on which Energy Group, Central Hudson, and the competitive business subsidiaries rely involves numerous risks, including:

      --operating limitations that may be imposed by environmental or other regulatory requirements;

      --imposition of stringent operational performance standards by agencies with regulatory oversight of Central Hudson's and the competitive business subsidiaries' facilities and equipment;

      --environmental and personal injury liabilities;

      --fuel interruptions;

      --inadequate energy supply or inability to recover energy costs;

      --blackouts;

      --labor disputes;

      --with respect to the competitive business subsidiaries, customer migration to other fuel oil distributors;

      --inability to control the actions of third parties; and

      --third party credit risk.

Energy Group's revenues and results of operations are subject to factors that are beyond its control.

      The cost of repairing damage to facilities and equipment and the potential disruption of operations due to storms, natural disasters, wars, terrorist acts and other catastrophic events may adversely affect results of operations, financial condition and cash flows. Demand for electricity, natural gas, and petroleum products is influenced by changes in the weather which can also affect the price of energy commodities.

      The occurrence of any of these events could result in lost revenues or increased expenses, or both, that may not be fully recovered through insurance, rates, sales margins, or other means in a timely manner, or at all.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A of the Corporations' 10-K Report for a discussion of market risk. There has been no material change in either the market risks or the practices employed by Energy Group and Central Hudson to mitigate these risks discussed in the Corporations' 10-K Report. For related discussion on this activity, see Note 2 - "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities" and Item 2 - "Capital Resources and Liquidity."

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Asbestos Litigation. For a discussion of lawsuits against Central Hudson involving asbestos, see Note 13 - "Commitments and Contingencies" under the caption "Asbestos Litigation" in Part II, Item 8 of the Corporations' 10-K Report.

      As of April 21, 2004, a total of 3,190 cases involving asbestos have been brought against Central Hudson of the type described under the caption, of which 1,504 remain pending. Of the 1,686 cases no longer pending against Central Hudson, 1,548 have been dismissed or discontinued, and Central Hudson has settled 138 cases. Energy Group and Central Hudson are presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, Energy Group and Central Hudson cannot determine the ultimate liability relating to these cases. Based on information known to Energy Group and Central Hudson at this time, including Central Hudson's experience in settling and in obtaining dismissals of asbestos cases, Energy Group and Central Hudson believe that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Energy Group's and/or its subsidiaries' financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders of Energy Group was held on April 27, 2004. The only matter voted upon at such meeting was the election of three nominees proposed as directors by the Board of Directors as Class I directors with terms expiring at the Annual Meeting of Shareholders to be held in 2007. No other nominees were proposed and these three nominees were elected. The total number of shares voted was 13,314,899. The number of shares voted for each of these directors and the number of shares withheld were as follows:

      --------------------------------------------------------------------------
          Name of Director               Shares For              Shares Withheld
      --------------------------------------------------------------------------

       Edward F. X. Gallagher            13,003,750                  311,149
      --------------------------------------------------------------------------

       Steven V. Lant                    13,083,632                  231,267
      --------------------------------------------------------------------------

       Jeffrey D. Tranen                 13,057,915                  256,984
      --------------------------------------------------------------------------

      Immediately following Energy Group's Annual Meeting of Shareholders, the Board of Directors elected Steven V. Lant as Chairman of the Board, President and Chief Executive Officer and Heinz K. Fridrich as Vice Chairman of the Board. The Board of Directors also made the following appointments: Christopher M. Capone, Chief Financial Officer and Treasurer; Carl E. Meyer, Executive Vice President; Joseph J. DeVirgilio, Jr., Senior Vice President; Arthur R. Upright, Senior Vice President; Donna S. Doyle, Vice President - Accounting and Controller; Lincoln E. Bleveans, Secretary and Assistant Treasurer; Denise D. VanBuren, Vice President - Corporate Communications and Community Relations; and John E. Gould, Assistant Secretary.

      The Annual Meeting of the Shareholder of Central Hudson was held on March 12, 2004. All of the nominees proposed as directors by the Board of Directors were elected, and no other nominees were proposed. The sole shareholder of Central Hudson, Energy Group, voted all of its shares of Common Stock for the nominees. The directors are: Jack Effron, Paul J. Ganci, Steven V. Lant, Carl E. Meyer, and Arthur R. Upright.

      Immediately following Central Hudson's Annual Meeting of the Shareholder, Central Hudson's Board of Directors made the following appointments: Paul J. Ganci as Chairman of the Board; Steven V. Lant as Chief Executive Officer; Carl
E. Meyer, President and Chief Operating Officer; Christopher M. Capone, Chief Financial Officer and Treasurer; Arthur R. Upright, Senior Vice President - Regulatory Affairs, Financial Planning and Accounting; Joseph J. DeVirgilio, Jr., Senior Vice President - Corporate Services and Administration; Donna S. Doyle, Vice President - Accounting and Controller; Charles A. Freni, Vice President - Customer Services; James P. Lovette, Vice President - Engineering and Environmental Affairs; Lincoln E. Bleveans, Secretary and Assistant Treasurer; Denise D. Van Buren, Vice President - Corporate Communications and Community Relations; Thomas C. Brocks, Assistant Vice President - Human Resources; and John E. Gould, Assistant Secretary.

      On May 5, 2004, Paul J. Ganci resigned from his position as Chairman of the Board of Central Hudson and from his position as a director of Central Hudson. After nearly fifty years of service, Mr. Ganci retired from his employment with Energy Group on April 30, 2004. Mr. Ganci remains on the Board of Directors of Energy Group.

      The Board of Central Hudson has appointed Steven V. Lant as Chairman of the Board and Chief Executive Officer of Central Hudson, effective May 5.

Item 5. Other Information

      Environmental Matters - For a discussion of Central Hudson's environmental matters see Note 13 - "Commitments and Contingencies" to the Consolidated Financial Statements under the caption "Environmental Matters" of the Corporations' 10-K Annual Report.

      Central Hudson - Orange County Landfill. Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 13 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The Tolling Agreement dated September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations by certain state agencies against Central Hudson for certain alleged causes of action, was extended to September 30, 2004.

Central Hudson - Neversink Agreement. Central Hudson and the City of New York ("City") have entered into an agreement which delays by up to one year the transfer to the City of Central Hudson's ownership interest in the Neversink Hydroelectric Station, which transfer was anticipated to occur on December 31, 2003, pursuant to an agreement between Central Hudson and the City dated April 21, 1948.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

  Exhibit No.
Regulation S-K
   Item 601
  Designation                        Exhibit Description

10(iii)31         First Amendment to the Central Hudson Gas & Electric
                  Corporation Savings Incentive Plan, dated February 6, 2004.

12 Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1              Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1              Section 1350 Certification by Mr. Lant.

32.2              Section 1350 Certification by Mr. Capone.

      (b) Reports on Form 8-K. During the period covered by this Quarterly Report on Form 10-Q, Energy Group filed the following Current Reports on Form 8-K:

      (i) A Report, dated January 30, 2004, which reports an executive succession plan and the expected appointment, effective April 27, 2004, of Steven V. Lant as Chairman of the Board to succeed Paul J. Ganci, who will be retiring as Chairman of the Board following the Annual Meeting of Shareholders on April 27, 2004.

      (ii) A Report, dated February 3, 2004, which reports 2003 earnings and 2004 earnings guidance for Energy Group.

      (iii) A Report, dated February 23, 2004, which reports the appointment of Jeffrey D. Tranen to Energy Group's Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunder duly authorized.

                                      CH ENERGY GROUP, INC.
                                           (Registrant)

                                      By:     /s/ Donna S. Doyle
                                      ---------------------------------
                                                Donna S. Doyle
                                      Vice President - Accounting and Controller


                                      CENTRAL HUDSON GAS & ELECTRIC
                                      CORPORATION
                                           (Co-Registrant)

                                      By:     /s/ Donna S. Doyle
                                      ---------------------------------
                                                Donna S. Doyle
                                      Vice President - Accounting and Controller

Dated: May 7, 2004

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

  Exhibit No.
Regulation S-K
   Item 601
  Designation                      Exhibit Description

10(iii)31         First Amendment to the Central Hudson Gas & Electric
                  Corporation Savings Incentive Plan, dated February 6, 2004.

12 Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1              Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1              Section 1350 Certification by Mr. Lant.

32.2              Section 1350 Certification by Mr. Capone.