Form 10-Q
period 2004-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2004-08-09
CIK 18647, 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................................June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to.........................

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

      Yes |_| No |X|

      As of the close of business on August 4, 2004, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2).

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX

         PART I - FINANCIAL INFORMATION                                    PAGE
                                                                           ----
Item 1 - Consolidated (Unaudited) Financial Statements

                  CH ENERGY GROUP, INC.
                  Consolidated Statement of Income -
                   Three Months Ended June 30, 2004, and 2003                1

                  Consolidated Statement of Income -
                   Six Months Ended June 30, 2004, and 2003                  2

                  Consolidated Statement of Comprehensive Income
                   Three Months Ended June 30, 2004, and 2003                3

                  Consolidated Statement of Comprehensive Income
                   Six Months Ended June 30, 2004, and 2003                  4

                  Consolidated Balance Sheet - June 30, 2004,
                   December 31, 2003, and June 30, 2003                      5

                  Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2004, and 2003                  7

                  CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                  Consolidated Statement of Income -
                   Three Months Ended June 30, 2004, and 2003                8

                  Consolidated Statement of Income -
                    Six Months Ended June 30, 2004, and 2003                 9

                  Consolidated Balance Sheet - June 30, 2004,
                   December 31, 2003, and June 30, 2003                     10

                  Consolidated Statement of Cash Flows -
                   Six Months Ended June 30, 2004, and 2003                 12

                                      INDEX

         PART I - FINANCIAL INFORMATION                                    PAGE
                                                                           ----
Item 1 - Consolidated (Unaudited) Financial Statements (Cont'd)

                  Notes to Consolidated Financial Statements                13

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   28

Item 3 - Quantitative and Qualitative Disclosure
              about Market Risk                                             43

Item 4 - Controls and Procedures                                            44

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  45

Item 4 - Submission of Matters to a Vote of Security Holders                45

Item 6 - Exhibits and Reports on Form 8-K                                   46

Signatures                                                                  48

Exhibit Index                                                               49

Certifications                                                              50

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

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                           For the Three Months Ended June 30,
                                                                                 2004            2003
                                                                               ---------       ---------
                                                                                 (Thousands of Dollars)
Operating Revenues
  Electric ..............................................................      $  97,441       $ 114,709
  Natural gas ...........................................................         26,091          28,760
  Competitive business subsidiaries .....................................         41,822          39,718
                                                                               ---------       ---------
      Total Operating Revenues ..........................................        165,354         183,187
                                                                               ---------       ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ..............................................         55,317          70,365
    Purchased natural gas ...............................................         16,066          20,581
    Purchased petroleum .................................................         29,956          24,104
    Other expenses of operation - regulated activities ..................         24,507          26,948
    Other expenses of operation - competitive business subsidiaries .....         12,453          13,217
  Depreciation and amortization .........................................          8,613           8,333
  Taxes, other than income tax ..........................................          7,702           7,572
                                                                               ---------       ---------
      Total Operating Expenses ..........................................        154,614         171,120
                                                                               ---------       ---------

Operating Income ........................................................         10,740          12,067
                                                                               ---------       ---------

Other Income
  Allowance for equity funds used during construction ...................             74             117
  Interest on regulatory assets and investment income ...................          2,913           5,706
  Other - net ...........................................................          1,473             866
                                                                               ---------       ---------
      Total Other Income ................................................          4,460           6,689
                                                                               ---------       ---------

Interest and Other Charges
  Interest on mortgage bonds ............................................             --             239
  Interest on other long-term debt ......................................          2,909           2,627
  Interest on regulatory liabilities and other interest .................          2,139           2,625
  Allowance for borrowed funds used during construction .................            (49)           (102)
  Cumulative Preferred Stock Dividends of Central Hudson ................            242             451
                                                                               ---------       ---------
      Total Interest and Other Charges ..................................          5,241           5,840
                                                                               ---------       ---------

Income Before Income Taxes ..............................................          9,959          12,916

Income Taxes ............................................................          4,463           5,291
                                                                               ---------       ---------

Net Income ..............................................................          5,496           7,625
Dividends Declared on Common Stock ......................................          8,511           8,520
                                                                               ---------       ---------

Balance Retained in the Business ........................................      ($  3,015)      ($    895)
                                                                               =========       =========

Common Stock:
    Average Shares Outstanding (000s) - Basic ...........................         15,762          15,827
                                      - Diluted .........................         15,771          15,830

    Earnings Per Share - Basic ..........................................      $    0.35       $    0.48
                       - Diluted ........................................      $    0.34       $    0.48

    Dividends Declared Per Share ........................................      $    0.54       $    0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          For the Six Months Ended June 30,
                                                                               2004              2003
                                                                             ---------         ---------
                                                                                (Thousands of Dollars)
Operating Revenues
  Electric .............................................................     $ 216,710         $ 229,214
  Natural gas ..........................................................        84,795            85,198
  Competitive business subsidiaries ....................................       126,843           133,918
                                                                             ---------         ---------
      Total Operating Revenues .........................................       428,348           448,330
                                                                             ---------         ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation .............................................       127,470           137,888
    Purchased natural gas ..............................................        55,550            65,994
    Purchased petroleum ................................................        87,796            85,142
    Other expenses of operation - regulated activities .................        47,761            51,250
    Other expenses of operation - competitive business subsidiaries ....        27,459            28,613
  Depreciation and amortization ........................................        17,214            16,597
  Taxes, other than income tax .........................................        14,891            14,797
                                                                             ---------         ---------
      Total Operating Expenses .........................................       378,141           400,281
                                                                             ---------         ---------

Operating Income .......................................................        50,207            48,049
                                                                             ---------         ---------

Other Income
  Allowance for equity funds used during construction ..................           162               242
  Interest on regulatory assets and investment income ..................         5,837             7,461
  Other - net ..........................................................         3,506             3,145
                                                                             ---------         ---------
      Total Other Income ...............................................         9,505            10,848
                                                                             ---------         ---------

Interest and Other Charges
  Interest on mortgage bonds ...........................................            --               502
  Interest on other long-term debt .....................................         5,740             5,252
  Interest on regulatory liabilities and other interest ................         4,374             5,449
  Allowance for borrowed funds used during construction ................          (108)             (210)
  Cumulative Preferred Stock Dividends of Central Hudson ...............           485               902
                                                                             ---------         ---------
      Total Interest and Other Charges .................................        10,491            11,895
                                                                             ---------         ---------

Income Before Income Taxes .............................................        49,221            47,002

Income Taxes ...........................................................        20,736            19,184
                                                                             ---------         ---------

Net Income .............................................................        28,485            27,818
Dividends Declared on Common Stock .....................................        17,023            17,070
                                                                             ---------         ---------

Balance Retained in the Business .......................................     $  11,462         $  10,748
                                                                             =========         =========

Common Stock:
    Average Shares Outstanding (000s) - Basic ..........................        15,762            15,898
                                      - Diluted ........................        15,772            15,901

    Earnings Per Share - Basic .........................................     $    1.81         $    1.75
                       - Diluted .......................................     $    1.80         $    1.75

    Dividends Declared Per Share .......................................     $    1.08         $    1.08

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                             For the Three Months Ended June 30,
                                                                                  2004                 2003
                                                                                -------               ------
                                                                                   (Thousands of Dollars)
Net Income .................................................................    $ 5,496               $7,625

Other comprehensive income:

Net unrealized gains (losses) net of tax and net income realization:
     FAS 133 Designated Cash Flow Hedges, net of tax of $13 ................        (19)                  --
     Investments, net of tax of $67 and $(876) .............................       (100)               1,462
                                                                                -------               ------

Other comprehensive income (loss) ..........................................       (119)               1,462
                                                                                -------               ------

Comprehensive Income .......................................................    $ 5,377               $9,087
                                                                                =======               ======

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                  For the Six Months Ended June 30,
                                                                                      2004                 2003
                                                                                    --------             --------
                                                                                        (Thousands of Dollars)
Net Income .....................................................................    $ 28,485             $ 27,818

Other comprehensive income:

    Net unrealized gains (losses) net of tax and net income realization:
        FAS 133 Designated Cash Flow Hedges, net of tax of $58 and $13 .........         (88)                 (19)
        Investments, net of tax of $113 and $(1,368) ...........................        (169)               2,284
                                                                                    --------             --------

Other comprehensive income (loss) ..............................................        (257)               2,265
                                                                                    --------             --------

Comprehensive Income ...........................................................    $ 28,228             $ 30,083
                                                                                    ========             ========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      June 30,           December 31,           June 30,
                                ASSETS                                  2004                 2003                 2003
                                                                     ----------          ------------          ----------
                                                                                    (Thousands of Dollars)
Utility Plant
       Electric ..............................................       $  666,471           $  656,192           $  619,161
       Natural gas ...........................................          205,929              199,221              192,135
       Common ................................................          105,657              104,532              104,338
                                                                     ----------           ----------           ----------
                                                                        978,057              959,945              915,634

       Less:  Accumulated depreciation .......................          311,526              309,208              381,741
                                                                     ----------           ----------           ----------
                                                                        666,531              650,737              533,893

       Construction work in progress .........................           66,254               56,764               79,051
                                                                     ----------           ----------           ----------
               Net Utility Plant .............................          732,785              707,501              612,944
                                                                     ----------           ----------           ----------

Other Property and Plant, net ................................           22,461               21,589               18,260
                                                                     ----------           ----------           ----------

Current Assets
       Cash and cash equivalents .............................          132,196              125,834              123,695
       Investments ...........................................               --                   --               20,426
       Accounts receivable -
             net of allowance for doubtful accounts of
             $4.7 million, $4.6 million, and $3.3 million,
             respectively ....................................           57,297               61,223               70,213
       Accrued unbilled utility revenues .....................            4,949                7,618                4,842
       Other receivables .....................................            3,708               12,216                2,063
       Fuel and materials and supplies - at average cost .....           16,853               19,847               17,734
       Fair value of derivative instruments ..................               54                  869                    5
       Bond defeasance escrow ................................               --                   --               10,201
       Special deposits and prepayments ......................           13,142               23,315               19,658
                                                                     ----------           ----------           ----------
                Total Current Assets .........................          228,199              250,922              268,837
                                                                     ----------           ----------           ----------

Deferred Charges and Other Assets
       Prefunded pension costs ...............................               --                   --              100,625
       Regulatory assets - pension plan ......................           92,816              124,210               34,730
       Intangible asset - pension plan .......................           24,447               24,447                   --
       Goodwill ..............................................           50,462               50,462               50,462
       Other intangible assets - net .........................           30,149               31,518               33,068
       Regulatory assets .....................................           39,733               67,474               51,460
       Unamortized debt expense ..............................            3,860                3,901                3,500
       Other .................................................           19,936               18,468               19,972
                                                                     ----------           ----------           ----------
                Total Deferred Charges and Other Assets ......          261,403              320,480              293,817
                                                                     ----------           ----------           ----------

                          Total Assets .......................       $1,244,848           $1,300,492           $1,193,858
                                                                     ==========           ==========           ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 June 30,          December 31,           June 30,
                  CAPITALIZATION AND LIABILITIES                                   2004                2003                 2003
                                                                                -----------        ------------         -----------
                                                                                              (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($0.10 par value) ..............        $     1,686         $     1,686         $     1,686
        Paid-in capital ................................................            351,230             351,230             351,230
        Retained earnings ..............................................            190,857             179,395             180,251
        Treasury stock .................................................            (46,252)            (46,252)            (45,558)
            (1,100,087 shares at June 30, 2004, and at
            December 31, 2003; 1,028,487 shares
            at June 30, 2003)
        Accumulated comprehensive income (loss) ........................               (564)               (307)                533
        Capital stock expense ..........................................               (328)               (328)               (645)
                                                                                -----------         -----------         -----------
                Total Common Stock Equity ..............................            496,629             485,424             487,497
                                                                                -----------         -----------         -----------

        Cumulative Preferred Stock of a Consolidated Subsidiary
             Not subject to mandatory redemption .......................             21,030              21,030              21,030
             Subject to mandatory redemption ...........................                 --                  --              12,500
                                                                                -----------         -----------         -----------
                Total Cumulative Preferred Stock .......................             21,030              21,030              33,530
                                                                                -----------         -----------         -----------

        Long-term Debt .................................................            285,881             278,880             269,877
                                                                                -----------         -----------         -----------
                Total Capitalization ...................................            803,540             785,334             790,904
                                                                                -----------         -----------         -----------

Current Liabilities
        Current maturities of long-term debt ...........................             15,000              15,000               9,500
        Notes payable ..................................................                 --              16,000                  --
        Accounts payable ...............................................             35,377              40,602              38,503
        Accrued interest ...............................................              4,667               4,274               4,256
        Dividends payable ..............................................              8,754               8,512               8,971
        Accrued vacation and payroll ...................................              5,728               5,289               3,904
        Customer deposits ..............................................              6,106               5,813               5,345
        Accrued taxes payable ..........................................              4,293                  --               7,809
        Deferred revenues ..............................................              6,449               8,197               4,092
        Fair value of derivative instruments ...........................              1,350                  --               2,718
        Other ..........................................................             11,697              16,333              17,798
                                                                                -----------         -----------         -----------
                Total Current Liabilities ..............................             99,421             120,020             102,896
                                                                                -----------         -----------         -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities .........................................            160,480             228,058             176,684
        Operating reserves .............................................              5,722               5,043               5,110
        Deferred gain - sale of major generating assets ................              4,944               9,887              14,831
        Accrued environmental remediation costs ........................             19,418              19,500              19,371
        Accrued other post-employment benefit costs ....................             14,689              10,561               8,390
        Accrued pension costs ..........................................             18,278               9,775               4,931
        Other ..........................................................             19,591              16,266               8,175
                                                                                -----------         -----------         -----------
                Total Deferred Credits and Other Liabilities ...........            243,122             299,090             237,492
                                                                                -----------         -----------         -----------

Accumulated Deferred Income Tax (Net) ..................................             98,765              96,048              62,566
                                                                                -----------         -----------         -----------

                         Total Capitalization and Liabilities ..........        $ 1,244,848         $ 1,300,492         $ 1,193,858
                                                                                ===========         ===========         ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For the Six Months Ended
                                                                                                    June 30
                                                                                           2004                 2003
                                                                                         ---------            ---------
Operating Activities:                                                                        (Thousands of Dollars)
    Net Income .....................................................................     $  28,485            $  27,818

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
             Depreciation and amortization .........................................        17,214               17,981
             Deferred income taxes - net ...........................................         9,623                6,519
             Loss on sale of temporary investments .................................            --                   16
             Provision for uncollectibles ..........................................         2,010                1,621
             Accrued/deferred pension costs ........................................       (10,184)              (9,817)
             Amortization of fossil plant incentive ................................        (4,944)              (4,944)
             Fair value of derivative instruments ..................................         2,165                2,742
             Other - net ...........................................................        (1,367)              (8,628)

          Changes in operating assets and liabilities, net:
             Accounts receivable, unbilled revenues and other receivables ..........        13,094               (7,951)
             Fuel, materials and supplies ..........................................         2,994               (1,701)
             Special deposits and prepayments ......................................         4,026                1,904
             Accounts payable ......................................................        (5,225)              (5,761)
             Accrued taxes and interest ............................................        10,865               18,683
             Deferred natural gas and electric costs ...............................         8,109               20,908
             Customer benefit and carrying charge - net ............................       (12,573)             (19,102)
             Proceeds from sale of emissions allowances ............................         6,780                   --
             Other - net ...........................................................        (3,766)              (2,976)
                                                                                         ---------            ---------

       Net Cash Provided by Operating Activities ...................................        67,306               37,312
                                                                                         ---------            ---------

Investing Activities:

       Purchase of investments .....................................................            --              (21,397)
       Proceeds from sale of temporary investments .................................            --               92,373
       Additions to utility plant and other property and plant .....................       (33,064)             (25,870)
       Acquisitions made by competitive business subsidiary ........................            --               (7,697)
       Other - net .................................................................        (1,713)                 615
                                                                                         ---------            ---------

       Net Cash (Used in) Provided by Investing Activities .........................       (34,777)              38,024
                                                                                         ---------            ---------

Financing Activities:

       Proceeds from issuance of long-term debt ....................................         7,000                   --
       Retirement of long-term debt ................................................            --               (5,500)
       Net repayments of short-term debt ...........................................       (16,000)                  --
       Repurchase of treasury stock ................................................            --              (12,441)
       Dividends paid on common stock ..............................................       (17,023)             (17,212)
       Issuance and redemption costs ...............................................          (144)                 (11)
                                                                                         ---------            ---------

       Net Cash Used in Financing Activities .......................................       (26,167)             (35,164)
                                                                                         ---------            ---------

Net Change in Cash and Cash Equivalents ............................................         6,362               40,172

Cash and Cash Equivalents - Beginning of Year ......................................       125,834               83,523
                                                                                         ---------            ---------

Cash and Cash Equivalents - End of Period ..........................................     $ 132,196            $ 123,695
                                                                                         =========            =========

Supplemental Disclosure of Cash Flow Information

       Interest paid ...............................................................     $   6,599            $   7,317

       Federal and State income tax paid ...........................................     $   4,906            $     350

       2004 Operating activities reflects $75.0 million non-cash offset of deferred pension and OPEB balances to the Customer Benefit Fund

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          For the Three Months Ended June 30,
                                                                             2004                     2003
                                                                          ---------                ---------
                                                                                (Thousands of Dollars)
Operating Revenues
  Electric .........................................................      $  95,993                $ 113,122
  Natural gas ......................................................         25,630                   28,549
                                                                          ---------                ---------
    Total - own territory ..........................................        121,623                  141,671
  Electric sales to other utilities ................................          1,448                    1,587
  Natural gas sales to other utilities .............................            461                      211
                                                                          ---------                ---------
      Total Operating Revenues .....................................        123,532                  143,469
                                                                          ---------                ---------

Operating Expenses
  Operation:
    Purchased electricity ..........................................         55,197                   70,338
    Fuel used in electric generation ...............................            120                       27
    Purchased natural gas ..........................................         16,066                   18,790
    Other expenses of operation ....................................         24,506                   26,950
  Depreciation and amortization ....................................          7,064                    6,711
  Taxes, other than income tax .....................................          7,652                    7,549
                                                                          ---------                ---------
      Total Operating Expenses .....................................        110,605                  130,365
                                                                          ---------                ---------

Operating Income ...................................................         12,927                   13,104
                                                                          ---------                ---------

Other Income
  Allowance for equity funds used during construction ..............             74                      117
  Interest on regulatory assets and other interest income ..........          2,651                    2,503
  Other - net ......................................................          1,741                    1,865
                                                                          ---------                ---------
      Total Other Income ...........................................          4,466                    4,485
                                                                          ---------                ---------

Interest Charges
  Interest on mortgage bonds .......................................             --                      239
  Interest on other long-term debt .................................          2,909                    2,627
  Interest on regulatory liabilities and other interest ............          2,164                    2,625
  Allowance for borrowed funds used during construction ............            (49)                    (102)
                                                                          ---------                ---------
      Total Interest Charges .......................................          5,024                    5,389
                                                                          ---------                ---------

Income Before Income Taxes .........................................         12,369                   12,200

Income Taxes .......................................................          5,407                    5,008
                                                                          ---------                ---------

Net Income .........................................................          6,962                    7,192

Dividends Declared on Cumulative Preferred Stock ...................            242                      451
                                                                          ---------                ---------

Income Available for Common Stock ..................................      $   6,720                $   6,741
                                                                          =========                =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          For the Six Months Ended June 30,
                                                                               2004               2003
                                                                            ---------          ---------
                                                                               (Thousands of Dollars)
Operating Revenues
  Electric ...........................................................      $ 213,892          $ 226,333
  Natural gas ........................................................         84,266             84,963
                                                                            ---------          ---------
    Total - own territory ............................................        298,158            311,296
  Electric sales to other utilities ..................................          2,818              2,881
  Natural gas sales to other utilities ...............................            529                235
                                                                            ---------          ---------
      Total Operating Revenues .......................................        301,505            314,412
                                                                            ---------          ---------

Operating Expenses
  Operation:
    Purchased electricity ............................................        127,302            137,838
    Fuel used in electric generation .................................            168                 50
    Purchased natural gas ............................................         55,550             57,214
    Other expenses of operation ......................................         47,760             51,249
  Depreciation and amortization ......................................         14,128             13,421
  Taxes, other than income tax .......................................         14,781             14,712
                                                                            ---------          ---------
      Total Operating Expenses .......................................        259,689            274,484
                                                                            ---------          ---------

Operating Income .....................................................         41,816             39,928
                                                                            ---------          ---------

Other Income
  Allowance for equity funds used during construction ................            162                242
  Interest on regulatory assets and other interest income ............          5,354              4,875
  Other - net ........................................................          3,434              3,760
                                                                            ---------          ---------
      Total Other Income .............................................          8,950              8,877
                                                                            ---------          ---------

Interest Charges
  Interest on mortgage bonds .........................................             --                502
  Interest on other long-term debt ...................................          5,740              5,252
  Interest on regulatory liabilities and other interest ..............          4,423              5,450
  Allowance for borrowed funds used during construction ..............           (108)              (210)
                                                                            ---------          ---------
      Total Interest Charges .........................................         10,055             10,994
                                                                            ---------          ---------

Income Before Taxes ..................................................         40,711             37,811

Income Taxes .........................................................         17,261             15,461
                                                                            ---------          ---------

Net Income ...........................................................         23,450             22,350

Dividends Declared on Cumulative Preferred Stock .....................            485                902
                                                                            ---------          ---------

Income Available for Common Stock ....................................      $  22,965          $  21,448
                                                                            =========          =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             June 30,        December 31,        June 30,
                           ASSETS                                              2004              2003              2003
                                                                             --------        ------------        --------
                                                                                        (Thousands of Dollars)
Utility Plant
       Electric ..........................................................   $666,471         $  656,192         $619,161
       Natural Gas .......................................................    205,929            199,221          192,135
       Common ............................................................    105,657            104,532          104,338
                                                                             --------         ----------         --------
                                                                              978,057            959,945          915,634

       Less: Accumulated depreciation ....................................    311,526            309,208          381,741
                                                                             --------         ----------         --------
                                                                              666,531            650,737          533,893

       Construction work in progress .....................................     66,254             56,764           79,051
                                                                             --------         ----------         --------
               Net Utility Plant .........................................    732,785            707,501          612,944
                                                                             --------         ----------         --------

Other Property and Plant, net ............................................        964                968              968
                                                                             --------         ----------         --------

Current Assets
       Cash and cash equivalents .........................................     12,887             12,720           38,180
       Accounts receivable -
             net of allowance for doubtful accounts of $3.2 million,
             $3.0 million, and $2.9 million, respectively ................     36,793             37,487           44,599
       Accrued unbilled utility revenues .................................      4,949              7,618            4,842
       Other receivables .................................................      2,001              9,566            3,004
       Fuel and materials and supplies - at average cost .................     13,995             16,158           13,819
       Fair value of derivative instruments ..............................         54                722               --
       Bond defeasance escrow ............................................         --                 --           10,201
       Special deposits and prepayments ..................................     10,209             22,503           16,072
                                                                             --------         ----------         --------
                Total Current Assets .....................................     80,888            106,774          130,717
                                                                             --------         ----------         --------

Deferred Charges and Other Assets
       Prefunded pension costs ...........................................         --                 --          100,625
       Regulatory assets - pension plan ..................................     92,816            124,210           34,730
       Intangible asset - pension plan ...................................     24,447             24,447               --
       Regulatory assets .................................................     39,733             67,474           51,460
       Unamortized debt expense ..........................................      3,860              3,901            3,500
       Other assets ......................................................      9,957              8,100            8,686
                                                                             --------         ----------         --------
                Total Deferred Charges and Other Assets ..................    170,813            228,132          199,001
                                                                             --------         ----------         --------

                          Total Assets ...................................   $985,450         $1,043,375         $943,630
                                                                             ========         ==========         ========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                          June 30,          December 31,          June 30,
               CAPITALIZATION AND LIABILITIES                              2004                2003                2003
                                                                         ---------          ------------         ---------
                                                                                      (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) ............      $  84,311          $    84,311          $  84,311
        Paid-in capital ...........................................        174,980              174,980            174,980
        Retained earnings .........................................         19,431               13,466             14,426
        Capital stock expense .....................................         (4,961)              (4,961)            (5,278)
                                                                         ---------          -----------          ---------
                Total Common Stock Equity .........................        273,761              267,796            268,439
                                                                         ---------          -----------          ---------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ..................         21,030               21,030             21,030
             Subject to mandatory redemption ......................             --                   --             12,500
                                                                         ---------          -----------          ---------
                Total Cumulative Preferred Stock ..................         21,030               21,030             33,530
                                                                         ---------          -----------          ---------

        Long-term Debt ............................................        285,881              278,880            269,877
                                                                         ---------          -----------          ---------
                Total Capitalization ..............................        580,672              567,706            571,846
                                                                         ---------          -----------          ---------

Current Liabilities
        Current maturities of long-term debt ......................         15,000               15,000              9,500
        Notes payable .............................................             --               16,000                 --
        Accounts payable ..........................................         31,026               33,084             33,605
        Accrued interest ..........................................          4,667                4,274              4,256
        Dividends payable .........................................            242                  242                451
        Accrued vacation and payroll ..............................          5,076                5,289              4,931
        Customer deposits .........................................          5,971                5,690              5,345
        Accrued taxes payable .....................................            322                   --             10,790
        Fair value of derivative instruments ......................          1,350                   --              1,926
        Other .....................................................          6,443                6,622              7,083
                                                                         ---------          -----------          ---------
                Total Current Liabilities .........................         70,097               86,201             77,887
                                                                         ---------          -----------          ---------

Deferred Credits and Other Liabilities
        Regulatory liabilities ....................................        160,480              228,058            176,684
        Operating reserves ........................................          5,722                5,043              5,110
        Deferred gain - sale of major generating assets ...........          4,944                9,887             14,831
        Accrued environmental remediation costs ...................         19,418               19,500             19,371
        Accrued other post-employment benefit costs ...............         14,689               10,561              8,390
        Accrued pension costs .....................................         18,278                9,775              4,931
        Other .....................................................         14,075               12,524              4,193
                                                                         ---------          -----------          ---------
                Total Deferred Credits and Other Liabilities ......        237,606              295,348            233,510
                                                                         ---------          -----------          ---------

Accumulated Deferred Income Tax (Net) .............................         97,075               94,120             60,387
                                                                         ---------          -----------          ---------

                Total Capitalization and Liabilities ..............      $ 985,450          $ 1,043,375          $ 943,630
                                                                         =========          ===========          =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the Six Months Ended
                                                                                                  June 30,
                                                                                           2004                2003
                                                                                         --------            --------
Operating Activities:                                                                        (Thousands of Dollars)
    Net Income .......................................................................   $ 23,450            $ 22,350

        Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation and amortization ..........................................     14,128              14,805
              Deferred income taxes - net ............................................      9,788               5,156
              Provision for uncollectibles ...........................................      1,600               1,755
              Accrued/deferred pension costs .........................................    (10,184)             (9,817)
              Amortization of fossil plant incentive .................................     (4,944)             (4,944)
              Other - net ............................................................     (2,902)             (4,400)

           Changes in operating assets and liabilities - net:
              Accounts receivable, unbilled revenues and other receivables ...........      9,328              (8,683)
              Fuel, materials and supplies ...........................................      2,163              (1,360)
              Special deposits and prepayments .......................................      4,295               2,471
              Fair value of derivative instruments ...................................      2,018               2,715
              Accounts payable .......................................................     (2,058)             (3,461)
              Accrued taxes and interest .............................................      8,819              15,960
              Deferred natural gas and electric costs ................................      8,109              20,908
              Proceeds from sales of emissions allowances ............................      6,780                  --
              Customer benefit and carrying charge - net .............................    (12,573)            (19,102)
              Other - net ............................................................       (215)             (1,489)
                                                                                         --------            --------

        Net Cash Provided by Operating Activities ....................................     57,602              32,864
                                                                                         --------            --------

Investing Activities:

        Additions to plant ...........................................................    (29,899)            (24,909)
        Other - net ..................................................................       (907)             (1,189)
                                                                                         --------            --------

        Net Cash Used in Investing Activities ........................................    (30,806)            (26,098)
                                                                                         --------            --------

Financing Activities:

        Proceeds from issuance of long-term debt .....................................      7,000                  --
        Retirement and redemption of long-tem debt ...................................         --              (5,500)
        Net borrowings of short-term debt ............................................    (16,000)                 --
        Dividends paid on cumulative preferred and common stock ......................    (17,485)            (18,064)
        Issuance and redemption costs ................................................       (144)                (11)
                                                                                         --------            --------

        Net Cash Used in Financing Activities ........................................    (26,629)            (23,575)
                                                                                         --------            --------

Net Change in Cash and Cash Equivalents ..............................................        167             (16,809)

Cash and Cash Equivalents - Beginning of Year ........................................     12,720              54,989
                                                                                         --------            --------

Cash and Cash Equivalents - End of Period ............................................   $ 12,887            $ 38,180
                                                                                         ========            ========

Supplemental Disclosure of Cash Flow Information

        Interest paid ................................................................   $  5,432            $  6,094

        Federal and State income tax paid ............................................   $  3,905                  --

        2004 Operating activities reflects $75.0 million non-cash offset of deferred pension and OPEB balances to the Customer Benefit Fund

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             Notes to (Unaudited) Consolidated Financial Statements

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

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of the respective Managements, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2003 (the "Corporations' 10-K Annual Report").

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

Accounting for Derivative Instruments and Hedging Activities

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, at June 30, 2004, is $54,000 (net unrealized gain), which compares to a fair value at December 31, 2003, of $722,000 (net unrealized gain). Central Hudson realized an actual net gain of $167,000 for the six months ended June 30, 2004, which compares to a net gain of $4.2 million for the same period in 2003. These gains and losses, which either decrease or increase actual energy costs, were deferred for pass-back to or recovery from customers under Central Hudson's electric and natural gas cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") 71. Central Hudson also entered into weather derivative contracts for the three months of the heating seasons ended March 31, 2004, and 2003 and for the three months of the cooling seasons ended August 31, 2004, and 2003. Payments of $187,000 and $1.7 million, respectively, were made to counter-parties due to the colder than normal weather experienced during the three heating season months ended March 2004 and 2003. No payments were made or received in June 2004 or June 2003 related to the cooling season.

      Additionally, in the first quarter of 2004, Central Hudson entered into costless collars consisting of over-the-counter put and call options designed to hedge the prices of a portion of sulfur dioxide emission allowances retained when Central Hudson sold its interests in its major generating assets in January 2001. At June 30, 2004, the call options had a fair value (unrealized loss) of ($1,350,000). Due to favorable market conditions, a number of allowances were sold during the six months ended June 30, 2004; however, the proceeds of approximately $6.8 million were deferred for the future benefit of customers in accordance with a PSC order issued in 1993. Proceeds from any future sales and/or option settlements will also be deferred.

      CHEC had no open derivative positions at June 30, 2004, and the fair value of open derivative instruments at December 31, 2003, was not material. Derivatives entered into during the six months ended June 30, 2004, and 2003 included oil put and call options designated as fair value and cash flow hedges, respectively, for fuel oil purchases during the heating season. Actual net gains recorded during the comparative six months ended June 30, 2004, and 2003 for fuel oil put and call options hedging fuel oil purchase transactions, net of related option premium expense, were also not material. CHEC also entered into weather derivative contracts for the three months ended March 31, 2004, and 2003, which resulted in no payment to or from counter-parties for 2004 and $2.1 million in payments to counter-parties for that period in 2003. No payment to counter-parties was required in 2004 due to more favorable settlement terms and also due to weather that was not as cold as last year.

      In addition to the above, Energy Group sold covered call options on stock held in its Alternate Investment Program portfolio during the quarter ended March 31, 2003.

These covered call options expired in July 2003 and the final gain realized for these derivatives was not material. The Alternate Investment Program was liquidated by July 2003, with proceeds then placed in more secure money market instruments with a lower yield.

Goodwill and Other Intangible Assets

      Reference is made to Note 6 - "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of currently experienced customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. The useful life for a covenant not to compete is based on the expiration date of the covenant. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are annually reviewed for impairment. Substantially all of CHEC's intangible assets are the result of business combinations.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

-----------------------------------------------------------------------------------------------------
                                     June 30, 2004                         December 31, 2003
-----------------------------------------------------------------------------------------------------
                           Gross Carrying       Accumulated        Gross Carrying         Accumulated
                               Amount          Amortization            Amount            Amortization
-----------------------------------------------------------------------------------------------------
Customer Lists                $ 38,371              $8,890            $ 38,371              $7,609
-----------------------------------------------------------------------------------------------------
Covenants Not to
Compete                          1,439                 771               1,439                 683
-----------------------------------------------------------------------------------------------------
Total Amortizable
Intangibles                   $ 39,810              $9,661            $ 39,810             $ 8,292
-----------------------------------------------------------------------------------------------------

      Amortization expense was $0.7 million for the three months ended June 30, 2004, and 2003, respectively, and $1.4 million for each of the six months ended June 30, 2004, and 2003. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is as follows (thousands of dollars):

                            2004              $ 2,739
                            2005              $ 2,688
                            2006              $ 2,670
                            2007              $ 2,656
                            2008              $ 2,641

      The carrying amount for goodwill not subject to amortization was $50.5 million as of June 30, 2004, and as of December 31, 2003.

Depreciation and Amortization

      Reference is made to "Depreciation and Amortization" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. For financial statement purposes, Central Hudson's depreciation provisions are computed on a straight-line basis using rates based on studies of the estimated useful lives and estimated net salvage value of properties. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the depreciation rates are approved by the PSC.

      In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, entitled Accounting for Asset Retirement Obligations ("SFAS 143"). One of the provisions of SFAS 143 precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Pursuant to SFAS 71, however, Central Hudson is required to use depreciation methods and rates approved by the PSC. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its natural gas and electric assets. For financial reporting purposes, Central Hudson reclassified $88.6 million, $79.3 million, and $76.2 million of net cost of removal from accumulated depreciation to a regulatory liability as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

      For financial statement purposes, the competitive business subsidiaries' depreciation provisions are computed on a straight-line basis using depreciation rates based on the estimated useful lives of depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

      Accumulated depreciation for the competitive business subsidiaries was $10.2 million, $8.6 million, and $7.8 million as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

      Amortization of intangibles (other than goodwill) is computed on a straight-line basis over an asset's expected useful life. See subcaption "Goodwill and Other Intangible Assets" in this Note 2 for further discussion.

Earnings Per Share

      The average dilutive effect of stock options and performance shares was 8,945 shares and 2,773 shares for the quarters ended June 30, 2004, and 2003, and 9,762 shares and 2,748 shares for the six months ended June 30, 2004, and 2003, respectively. Certain stock options were excluded from the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for each of the years presented. The number of shares of Common Stock represented by the options excluded from the above calculation was 36,900 and 94,400 shares for the three months and six months ended June 30, 2004, and 2003, respectively. For additional information regarding stock options and performance shares, see Note 5 - "Stock-Based Compensation Incentive Plans."

Stock-Based Compensation

      At June 30, 2004, Energy Group had a stock-based employee compensation plan that is described more fully in Note 5 - "Stock-Based Compensation Incentive Plans."

      Effective January 1, 2003, Energy Group adopted the fair value recognition provisions of FASB 123, utilizing the modified prospective methods under the provisions of SFAS 148, entitled Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation costs recorded in the second quarters of 2004 and 2003 and the six months ended June 30, 2004, and 2003 were not material.

NOTE 3 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 14 - "Segments and Related Information" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Energy Group's reportable operating segments are the regulated electric and natural gas operations of Central Hudson and the unregulated fuel oil distribution activities of CHEC. "Unregulated - Other" is currently comprised of the investment and business development activities of Energy Group and the energy efficiency and investment activities of CHEC. The fuel oil distribution segments currently operate in the Northeast and Mid-Atlantic regions of the United States.

      Beginning with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Energy Group refined its basis of segmentation to separate the Unregulated Segment into "Fuel Oil Distribution" and "Other." Management is regularly reviewing the operating results of the fuel oil distribution companies as a standalone component of the total unregulated operations and assessing their performance as a basis for allocating resources. This refined segmentation is in response to requests from, and will provide additional information for, investors and potential investors.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and natural gas segments, and depreciation of common property have been allocated to the segments in accordance with practices established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - 2004

-------------------------------------------------------------------------------------------------------------------------
                                                        Quarter Ended June 30, 2004
                                    -------------------------------------------------------------------------------------
    ($000s Except
  Earnings Per Share)                     Regulated                   Unregulated              Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
                                                   Natural      Fuel Oil
                                    Electric         Gas      Distribution       Other
-------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                  $ 97,441      $ 26,091      $  41,555       $    267         $    --       $  165,354
-------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                      3            42             --             --             (45)              --
-------------------------------------------------------------------------------------------------------------------------
   Total revenues                   $ 97,444      $ 26,133      $  41,555       $    267         $   (45)      $  165,354
-------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                               $  9,948      $  2,179      $  (2,754)      $    586         $    --       $    9,959
-------------------------------------------------------------------------------------------------------------------------
Net income                          $  5,721      $    999      $  (1,653)      $    429         $    --       $    5,496
-------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                               $   0.37      $   0.06      $   (0.11)      $   0.03(1)      $    --       $     0.35
-------------------------------------------------------------------------------------------------------------------------
Segment Assets
at 6-30-04                          $761,944      $223,506      $ 133,135       $127,519         $(1,256)      $1,244,848
-------------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.02; the balance of $0.01 was primarily related to Energy Group's investment activities.

-----------------------------------------------------------------------------------------------------------------------
                                                        Six Months Ended June 30, 2004
                                    -----------------------------------------------------------------------------------
      ($000s Except
    Earnings Per Share)                  Regulated                  Unregulated             Eliminations        Total
-----------------------------------------------------------------------------------------------------------------------
                                                  Natural      Fuel Oil
                                    Electric        Gas      Distribution      Other
-----------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                  $216,710      $ 84,795      $126,337      $    506         $    --       $  428,348
-----------------------------------------------------------------------------------------------------------------------
Intersegment revenues                      6           192            --            --            (198)              --
-----------------------------------------------------------------------------------------------------------------------
   Total revenues                   $216,716      $ 84,987      $126,337      $    506         $  (198)      $  428,348
-----------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                               $ 26,078      $ 14,148      $  7,362      $  1,633         $    --       $   49,221
-----------------------------------------------------------------------------------------------------------------------
Net income                          $ 15,084      $  7,881      $  4,417      $  1,103         $    --       $   28,485
-----------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                               $   0.96      $   0.50      $   0.28      $   0.07(1)      $    --       $     1.81
-----------------------------------------------------------------------------------------------------------------------
Segment Assets
at 6-30-04                          $761,944      $223,506      $133,135      $127,519         $(1,256)      $1,244,848
-----------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.03; the balance of $0.04 was primarily related to Energy Group's investment activities.

CH Energy Group, Inc. Segment Disclosure - 2003

-------------------------------------------------------------------------------------------------------------------------
                                                         Quarter Ended June 30, 2003
                                    -------------------------------------------------------------------------------------
     ($000s Except
   Earnings Per Share)
-------------------------------------------------------------------------------------------------------------------------
                                         Regulated                    Unregulated             Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
                                                  Natural       Fuel Oil
                                    Electric        Gas       Distribution       Other
-------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                  $114,709      $ 28,760      $  39,502       $    216         $    --       $  183,187
-------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                      3            74             --             --             (77)              --
-------------------------------------------------------------------------------------------------------------------------
   Total revenues                   $114,712      $ 28,834      $  39,502       $    216         $   (77)      $  183,187
-------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                               $  9,524      $  2,224      $  (1,540)      $  2,708         $    --       $   12,916
-------------------------------------------------------------------------------------------------------------------------
Net income                          $  5,411      $  1,330      $    (909)      $  1,793         $    --       $    7,625
-------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                               $   0.34      $   0.09      $   (0.06)      $   0.11(1)      $    --       $     0.48
-------------------------------------------------------------------------------------------------------------------------
Segment Assets
at 6-30-03                          $738,795      $204,835      $ 134,784       $116,696         $(1,252)      $1,193,858
-------------------------------------------------------------------------------------------------------------------------

(1)   The amount is attributable to Energy Group's investment activities.

-----------------------------------------------------------------------------------------------------------------------
                                                       Six Months Ended June 30, 2003
                                    -----------------------------------------------------------------------------------
    ($000s Except
  Earnings Per Share)
-----------------------------------------------------------------------------------------------------------------------
                                         Regulated                   Unregulated            Eliminations        Total
-----------------------------------------------------------------------------------------------------------------------
                                                  Natural       Fuel Oil
                                    Electric        Gas       Distribution     Other
-----------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                  $229,214      $ 85,198      $133,389      $    529         $    --       $  448,330
-----------------------------------------------------------------------------------------------------------------------
Intersegment revenues                      6           233            --            --            (239)              --
-----------------------------------------------------------------------------------------------------------------------
   Total revenues                   $229,220      $ 85,431      $133,389      $    529         $  (239)      $  448,330
-----------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                               $ 23,476      $ 13,432      $  7,065      $  3,029         $    --       $   47,002
-----------------------------------------------------------------------------------------------------------------------
Net income                          $ 13,556      $  7,892      $  4,270      $  2,100         $    --       $   27,818
-----------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                               $   0.85      $   0.50      $   0.27      $   0.13(1)      $    --       $     1.75
-----------------------------------------------------------------------------------------------------------------------
Segment Assets
at 6-30-03                          $738,795      $204,835      $134,784      $116,696         $(1,252)      $1,193,858
-----------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.01; the balance of $0.12 was related to Energy Group's investment activities.

Central Hudson Gas & Electric Corporation Segment Disclosure

---------------------------------------------------------------------------------------------
                ($000)                               Quarter Ended June 30, 2004
---------------------------------------------------------------------------------------------
                                                            Natural
                                              Electric        Gas    Eliminations      Total
---------------------------------------------------------------------------------------------
Revenues from external customers              $ 97,441      $26,091      $  --       $123,532
---------------------------------------------------------------------------------------------
Intersegment revenues                                3           42        (45)            --
---------------------------------------------------------------------------------------------
   Total Revenues                             $ 97,444      $26,133      $ (45)      $123,532
---------------------------------------------------------------------------------------------
Earnings before income taxes                  $ 10,130      $ 2,239      $  --       $ 12,369
---------------------------------------------------------------------------------------------
Net Income                                    $  5,903      $ 1,059      $  --       $  6,962
---------------------------------------------------------------------------------------------
Income Available for Common Stock             $  5,721      $   999      $  --       $  6,720
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                ($000)                            Six Months Ended June 30, 2004
---------------------------------------------------------------------------------------------
                                                            Natural
                                              Electric        Gas    Eliminations      Total
---------------------------------------------------------------------------------------------
Revenues from external customers              $216,710      $84,795      $  --       $301,505
---------------------------------------------------------------------------------------------
Intersegment revenues                                6          192       (198)            --
---------------------------------------------------------------------------------------------
   Total Revenues                             $216,716      $84,987      $(198)      $301,505
---------------------------------------------------------------------------------------------
Earnings before income taxes                  $ 26,443      $14,268      $  --       $ 40,711
---------------------------------------------------------------------------------------------
Net Income                                    $ 15,449      $ 8,001      $  --       $ 23,450
---------------------------------------------------------------------------------------------
Income Available for Common Stock             $ 15,084      $ 7,881      $  --       $ 22,965
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                ($000)                               Quarter Ended June 30, 2003
---------------------------------------------------------------------------------------------
                                                            Natural
                                              Electric        Gas     Eliminations     Total
---------------------------------------------------------------------------------------------
Revenues from external customers              $114,709      $28,760      $  --       $143,469
---------------------------------------------------------------------------------------------
Intersegment revenues                                3           74      $ (77)      $     --
---------------------------------------------------------------------------------------------
   Total Revenues                             $114,712      $28,834      $ (77)      $143,469
---------------------------------------------------------------------------------------------
Earnings before income taxes                  $  9,862      $ 2,338      $  --       $ 12,200
---------------------------------------------------------------------------------------------
Net Income                                    $  5,748      $ 1,444      $  --       $  7,192
---------------------------------------------------------------------------------------------
Income Available for Common Stock             $  5,411      $ 1,330      $  --       $  6,741
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                ($000)                            Six Months Ended June 30, 2003
---------------------------------------------------------------------------------------------
                                                            Natural
                                              Electric        Gas    Eliminations      Total
---------------------------------------------------------------------------------------------
Revenues from external customers              $229,214      $85,198      $  --       $314,412
---------------------------------------------------------------------------------------------
Intersegment revenues                         $      6      $   233      $(239)      $     --
---------------------------------------------------------------------------------------------
   Total Revenues                             $229,220      $85,431      $(239)      $314,412
---------------------------------------------------------------------------------------------
Earnings before income taxes                  $ 24,153      $13,658      $  --       $ 37,811
---------------------------------------------------------------------------------------------
Net Income                                    $ 14,232      $ 8,118      $  --       $ 22,350
---------------------------------------------------------------------------------------------
Income Available for Common Stock             $ 13,556      $ 7,892      $  --       $ 21,448
---------------------------------------------------------------------------------------------

NOTE 4 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

      Reference is made to the caption "New Accounting Standards and Other FASB Projects" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

Property, Plant and Equipment

      During the second quarter of 2001, the FASB issued an Exposure Draft entitled Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment. This Exposure Draft addressed amendments to certain APB Opinions and FASB Statements to incorporate changes resulting from the issuance of a proposed American Institute of Certified Public Accountants Statement of Position entitled Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. It had been previously anticipated that the proposed Standard would be issued in the first quarter of 2004.

      On April 14, 2004, however, the FASB voted to cease further work on this proposal and has removed the proposal from its agenda.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

      In December 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"). On January 12, 2004, FASB issued its FASB Staff Position ("FSP") 106-1, entitled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Act under SFAS 106, entitled Employers Accounting for Postretirement Benefits Other Than Pensions. On May 19, 2004, FASB issued FSP 106-2 which supersedes FSP 106-1 and provides guidance on the accounting for the effects of the Medicare Act.

      Central Hudson elected to defer recognizing any effects of the Medicare Act for the six months ended June 30, 2004, and as such, the net periodic post-retirement cost for the quarter or the six months ended June 30, 2004, does not reflect any amount associated with the subsidy. Based on preliminary indications from Central Hudson's actuaries, it is believed that the prescription drug plan offered to Medicare-eligible retirees is actuarially equivalent and that the plan will qualify for the federal subsidy. It is expected that FSP 106-2 will be adopted in the third quarter of 2004 and it is estimated that the annual reduction of the net periodic post-retirement cost for 2004 will approximate $2.2 million. Because Central Hudson, under the policy of the PSC regarding post-retirement benefits, is able to defer differences between actual costs and rate allowances covering these costs for future recovery from or return to customers, the adoption of FSP 106-2 is not expected to have a material impact on the financial position, results of operations, and/or cash flows of Central Hudson. The provisions of FSP 106-2 do not affect CHEC.

Equity-Based Compensation

      On March 31, 2004, the FASB issued a proposed Statement, entitled Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives an employee's services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, entitled Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair value-based method. The comment period for the Exposure Draft for this proposed Statement ended June 30, 2004, and the FASB staff is currently analyzing the comment letters received. A final Statement is expected to be issued in the fourth quarter of 2004.

      The proposed Statement covers a wide range of equity-based compensation arrangements. Under the proposed Statement, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost on the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance allows that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. Energy Group adopted fair-value accounting for stock-based compensation in the first quarter of 2003. Therefore, if adopted as proposed, it is not anticipated that this proposed Statement would impact the financial position, results of operations, and/or cash flows of Energy Group or its subsidiaries at this time.

      On July 20, 2004, the House of Representatives voted to override the FASB proposal, amending it to require expensing of options for those owned by a corporation's top five executives. It also would allow newly public companies to delay expensing for top executives in the first three years. Energy Group cannot predict what further action will be taken by Congress related to this FASB proposal.

FIN 46 - Consolidation of Variable Interest Entities

      In December 2003, the FASB issued a revised Interpretation No. 46, entitled Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the application of Accounting Research Bulletin No. 51, entitled Consolidated Financial Statements, as it relates to the consolidation of a variable interest entity ("VIE"). The original interpretation was issued in January 2003 and its application was required for periods ending after December 15, 2003, for companies that had interests in special-purpose entities. The application of FIN 46R for all other types of VIEs is required for periods ending after March 15, 2004. FIN 46R was adopted by Energy Group effective with the quarter ended March 31, 2004.

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

      The objective of FIN 46R is to provide guidance on the identification of a variable interest and a VIE to determine when the assets, liabilities, and results of operations should be consolidated in a company's financial statements. A company that holds a variable interest in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIEs expected residual returns.

      Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any VIEs that require consolidation under the provisions of FIN 46R. In arriving at this determination, long-term power purchase contracts currently in effect for Central Hudson were reviewed, including contracts with a number of independent power producers ("IPP"). Central Hudson does not have a controlling financial interest in or operational control of these IPPs. Under federal and New York State laws and regulations, Central Hudson is required to purchase the electrical output of IPPs which meet certain criteria for Qualifying Facilities as such term is defined in the applicable legislation. Payments are made under these contracts at rates often higher than those prevailing in the wholesale market; however, these costs are fully recoverable through Central Hudson's electric energy adjustment mechanism, which provides for the recovery of purchased electricity costs. In 2003, Central Hudson had contracts with IPPs which represented approximately 1.7% of Central Hudson's electricity purchases.

      CHEC has a number of limited partnership interests that are presently accounted for under the equity method. These were also reviewed relative to FIN 46R and it was determined that consolidation is not required. CHEC has limited partnership interests in two cogeneration facilities and a limited partnership interest in a venture capital fund. Neither of the two cogeneration partnerships meet any of the criteria for classification as a VIE. CHEC has only a 4% limited partnership interest in the venture capital fund and therefore is not a primary beneficiary. CHEC's total investment in these limited partnerships is not material, comprising less than 1% of Energy Group's total assets.

Pension Discount Rate

      In April 2004, federal legislation was enacted that changes the way pension plan obligations are calculated; this in turn impacts the amount of a company's required pension plan contributions. The legislation ends a requirement that pension obligations be tied to interest rates on 30-year Treasury bonds; instead it substitutes a rate based on a composite of long-term corporate bonds for 2004 and 2005. As discussed in Note 10 - "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report, Central Hudson does not expect to make a contribution to its pension plan in 2004 and therefore this change is not expected to impact the financial position, results of operations, and/or cash flows of Energy Group or its subsidiaries at this time.

NOTE 5 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 11 - "Stock-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") referred to therein.

      On January 1, 2003, the number of performance shares granted was 14,800, in aggregate, to executives covered under the Plan. On January 1, 2004, the number of performance shares granted was 29,300, in aggregate, to executives covered under the Plan. As of June 30, 2004, the number of these performance shares that remain outstanding were 9,700 and 19,800, respectively. The ultimate number of shares awarded is based on the performance of Energy Group's Common Stock over the three years following the date of the relevant grant, but shall not exceed 150% of the number of shares granted. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to its award. The amounts recorded were not material for the quarters and six-month periods ended June 30, 2004, or 2003.

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the Plan as of June 30, 2004, is as follows:

                                                  Weighted      Weighted
                                                  Average        Average
                                                  Exercise      Remaining
                                   Shares           Price     Contract Life
                                   ----------------------------------------
Outstanding at 1/1/04               107,360        $ 44.16          7.57
         Granted                         --             --            --
         Exercised                   15,240          38.81            --
         Forfeited                       --             --            --
                                -----------        -------       -------
Outstanding at 6/30/04               92,120        $ 45.05          7.23 years
                                ===========        =======       =======

Total Shares Outstanding         15,762,000
                                ===========
Potential Dilution                      0.6%
                                ===========

      A total of 2,260 non-qualified stock options were exercised during the quarter ended June 30, 2004, and 15,240 were exercised in the six months ended June 30, 2004. These options had exercise prices of $31.94 and $44.06 and the resulting compensation expense was not material.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, employee stock option grants and other stock-based compensation will be expensed over their respective vesting periods based on the fair value at the date the stock-based compensation is granted. Compensation expense recorded for the quarters ended and six months ended June 30, 2004, and

2003 resulting from the implementation of fair value accounting for stock options was not material.

      The following table summarizes information concerning outstanding and exercisable options at June 30, 2004:

                                             Weighted Average
                                                 Remaining        Number of
                        Number of Options       Contractual        Options
      Exercise Price       Outstanding         Life in Years     Exercisable
      --------------       -----------         -------------     -----------
          $31.94              6,360                5.50              5,088
          $44.06             48,860                6.50             42,476
          $48.62             36,900                8.50             16,200
                             ------                                 ------
                             92,120                                 63,764
                             ======                                 ======

NOTE 6 - INVENTORY

Inventory is valued at average cost and is comprised of the following:

-----------------------------------------------------------------------------------
                                                          Energy Group
-----------------------------------------------------------------------------------
                                              June 30,     December 31,     June 30,
                                                2004           2003           2003
-----------------------------------------------------------------------------------
(In Thousands)
-----------------------------------------------------------------------------------
Natural Gas                                   $ 7,813        $ 9,802        $ 7,332
-----------------------------------------------------------------------------------
Petroleum Products and
Propane                                         1,853          2,779          3,084
-----------------------------------------------------------------------------------
Materials and Supplies                          7,187          7,266          7,318
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Total                                         $16,853        $19,847        $17,734
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
                                                         Central Hudson
-----------------------------------------------------------------------------------
                                              June 30,     December 31,     June 30,
                                                2004           2003           2003
-----------------------------------------------------------------------------------
(In Thousands)
-----------------------------------------------------------------------------------
Natural Gas                                   $ 7,813        $ 9,802        $ 7,332
-----------------------------------------------------------------------------------
Petroleum Products and
Propane                                           454            505            333
-----------------------------------------------------------------------------------
Materials and Supplies                          5,728          5,851          6,154
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Total                                         $13,995        $16,158        $13,819
-----------------------------------------------------------------------------------

NOTE 7 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefits costs for its Pension and Other Post-Employment Benefit ("OPEB") plans for the quarters and six months ended June 30, 2004, and 2003:

                                                               Quarter Ended June 30,
                                               ---------------------------------------------------------
                                                                                 Other Post-Employment
                                                    Pension Benefits                    Benefits
                                               ---------------------------------------------------------
                                                 2004             2003            2004            2003
                                                     (In Thousands)                   (In Thousands)
                                               ---------------------------------------------------------
Service cost                                   $  1,739         $  1,486         $   931         $   715

Interest cost                                     5,378            5,240           2,313           2,161

Expected return on plan assets                   (5,510)          (5,352)         (1,234)         (1,149)

Amortization of:
     Prior service cost                             538              427              (2)             (2)
     Transitional (asset) or obligation              --               --             642             642

Recognized actuarial (gain) or loss               2,209            2,195             786             673
                                               --------         --------         -------         -------

Net periodic benefit cost                      $  4,354         $  3,996         $ 3,436         $ 3,040
                                               ========         ========         =======         =======

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                                   Other Post-Employment
                                                    Pension Benefits                     Benefits
                                               ---------------------------------------------------------
                                                 2004             2003             2004            2003
                                                     (In Thousands)                   (In Thousands)
                                               ---------------------------------------------------------
Service cost                                   $  3,478         $  2,971         $ 1,863         $ 1,430

Interest cost                                    10,756           10,481           4,625           4,322

Expected return on plan assets                  (11,020)         (10,705)         (2,469)         (2,298)

Amortization of:
     Prior service cost                           1,076              853              (5)             (5)
     Transitional (asset) or obligation              --               --           1,283           1,283

Recognized actuarial (gain) or loss               4,418            4,390           1,573           1,347
                                               --------         --------         -------         -------

Net periodic benefit cost                      $  8,708         $  7,990         $ 6,870         $ 6,079
                                               ========         ========         =======         =======

      No contributions were made to Central Hudson's pension plan during the six months ended June 30, 2004, nor are contributions currently anticipated in 2004. However, an actuarial assessment will be made by the end of the quarter ending September 30, 2004, to determine if an additional contribution will be required in 2004. Employer contributions paid in the quarter ended June 30, 2004, for OPEBs totaled $1.4 million and totaled $2.8 million for the six months ended June 30, 2004. The total amount expected to be paid for 2004 is estimated at $7 million. For additional information related to Pensions and OPEBs, see Note 10 - "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

NOTE 8 - REGULATORY MATTERS

      On June 14, 2004, the PSC issued an Order ("Joint Proposal Order") adopting the terms of a Joint Proposal for Rate Plan Modification ("Joint Proposal"). The Joint Proposal was developed in response to the PSC Orders concerning future uses of a fund established to benefit customers ("Customer Benefit Fund"), public policy programs, and other matters relating to the encouragement and expansion of retail access and customer choice programs. The significant terms of the Joint Proposal, which became effective July 1, 2004, include:

      (i) continuation of the rate levels, rate designs, and related accounting provisions (including deferrals) previously established by the PSC effective July 1, 2001;

      (ii) expiration, as scheduled, of the current customer refund which is $85 million (pre-tax) through June 30, 2004, followed by an additional $5 million refund from the Customer Benefit Fund for certain classes of electric customers in the period from July 1, 2004, through June 30, 2005;

      (iii) continued funding from the Customer Benefit Fund for other purposes such as economic development and retail access rate credits previously approved by the PSC;

      (iv)  enhanced programs to promote retail competition and service quality;

      (v) use of the Customer Benefit Fund to offset deferred pension and OPEB costs of $75 million; and to offset future deferred pension and OPEB costs until the fund balance reaches $8 million, anticipated to occur in early 2005; and

      (vi) modification of the earnings sharing formula from the current equal sharing by shareholders and customers of earnings between an 11.3% and a 14% return on equity ("ROE") to 70% shareholders / 30% customers for earnings between a 10.5% and an 11.3% ROE and 65% shareholders / 35% customers for earnings between an 11.3% and a 14% ROE. All earnings above a 14% ROE will continue to be reserved for customers.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 13 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Except for that which is disclosed in Part II of this Quarterly Report on Form 10-Q and all documents previously filed with the Securities and Exchange Commission ("SEC") in 2004, there have been no material changes in the matters discussed in said Note 13.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Energy Group

      Energy Group posted earnings per share during the second quarter of 2004 totaling $0.35, down from the $0.48 per share posted in the second quarter of 2003. The $0.13 decline was due largely to the absence of investment gains and higher interest income from securities that were liquidated in 2003 with the proceeds invested in lower-yield money market instruments in order to provide increased access to the capital for redeployment purposes. Energy Group is actively pursuing opportunities consistent with its pre-established investment criteria to deploy the proceeds from the sale of Central Hudson's interests in its major generating assets. Business development efforts to invest the funds have cost approximately $0.03 per share during the six months ended June 30, 2004.

      Earnings for first half of 2004 were $1.81 per share, a 3% increase over the $1.75 per share reported for the first half of 2003, due in large measure to an increased number of customers, improved expense management, and fewer storms.

Central Hudson

      Central Hudson's earnings remained stable from year to year for the quarter. While they increased slightly due to reduced operating expenses and carrying charges on the Customer Benefit Fund, the enhancement in earnings was offset entirely by warmer weather during the latter part of the heating season, as well as increased depreciation and taxes. Central Hudson continues to enhance its system infrastructure to meet the growing demands of its service territory. Electric sales increased by 3% during the quarter as compared to the second quarter of 2003 due to a rise in both the number of residential and commercial customers and increased usage by all classes of customers. Firm natural gas sales decreased 8% due to warmer weather, as heating billing degree-days during the period declined by 19% from those of a year ago.

CHEC

      CHEC's earnings declined by $0.03 per share during the quarter as compared to one year ago, as continued productivity enhancements and increased earnings from cogeneration partnerships helped to offset the impact of lower sales due to warmer weather. Despite that warmer weather, CHEC's contributions to earnings grew from $0.27 per share during the first half of 2003 to $0.28 during the first six months of 2004.

REGULATORY MATTERS

      On June 14, 2004, the PSC issued the Joint Proposal Order adopting the terms of the Joint Proposal. This Joint Proposal was filed with the PSC on March 29, 2004, by Central Hudson and a number of other parties. The PSC approved the Joint Proposal in its entirety without modifications or conditions.

      The Joint Proposal was developed in response to the PSC Orders concerning future uses of the Customer Benefit Fund, public policy programs, and other matters relating to the encouragement and expansion of retail access and customer choice programs. The significant terms of the Joint Proposal, which became effective July 1, 2004, include:

      (i) continuation of the rate levels, rate designs, and related accounting provisions (including deferrals) previously established by the PSC effective July 1, 2001;

      (ii) expiration, as scheduled, of the current customer refund which is $85 million (pre-tax) through June 30, 2004, followed by an additional $5 million refund from the Customer Benefit Fund for certain classes of electric customers in the period from July 1, 2004, through June 30, 2005;

      (iii) continued funding from the Customer Benefit Fund for other purposes such as economic development and retail access rate credits previously approved by the PSC;

      (iv)  enhanced programs to promote retail competition and service quality;

      (v) use of the Customer Benefit Fund to offset prior deferred pension and OPEB costs of $75 million as of June 30, 2004, and to offset future deferred pension and OPEB costs until the fund balance reaches $8 million, anticipated to occur in early 2005; and

      (vi) modification of the earnings sharing formula from the current equal sharing by shareholders and customers of earnings between an 11.3% and a 14% ROE to 70% shareholders / 30% customers for earnings between a 10.5% and an 11.3% ROE and 65% shareholders / 35% customers for earnings between an 11.3% and a 14% ROE. All earnings above a 14% ROE will continue to be reserved for customers.

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first six months of 2004 contributed to the increase in the book value per share of its Common Stock from $30.80 at December 31, 2003, to $31.51 at June 30, 2004; the common equity ratio increased from 59.5% at December 31, 2003, to 60.7% at June 30, 2004.

      Both Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows and as discussed below.

      The principal factors affecting Energy Group's liquidity are the dividends it pays to its shareholders and, as it relates to both Central Hudson and CHEC, cash flows generated from operations, construction expenditures, and dividends paid to Energy Group. Central Hudson's liquidity is also affected by its debt obligations.

      Central Hudson's cash flows from operating activities reflect principally its energy sales and deliveries and costs of operations. The volume of energy sales and deliveries is dependent primarily on factors external to Central Hudson, such as weather and economic conditions. Prices at which Central Hudson provides energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity, fuel, and natural gas may affect the timing of cash flows but not net income because these costs are fully recovered through its electric and natural gas cost adjustment mechanisms, which are adjusted monthly.

      Energy Group and Central Hudson each believes that it will be able to meet its reasonably likely short-term and long-term cash requirements.

      Changes in Energy Group's and Central Hudson's cash and temporary cash investments resulting from operating, investing, and financing activities for the six months ended June 30, 2004, and June 30, 2003, are summarized as follows:

Energy Group - Cash Flow Summary

------------------------------------------------------------------------------
                                                                    Variance
(Millions of Dollars)                  2004            2003      2004 vs. 2003
------------------------------------------------------------------------------
Operating Activities                  $ 67.3         $ 37.3         $ 30.0
------------------------------------------------------------------------------
Investing Activities                   (34.8)          38.0          (72.8)
------------------------------------------------------------------------------
Financing Activities                   (26.1)         (35.2)           9.1
------------------------------------------------------------------------------
Net change for the period                6.4           40.1          (33.7)
------------------------------------------------------------------------------
Balance at beginning of period         125.8           83.5           42.3
------------------------------------------------------------------------------
Balance at end of period              $132.2         $123.6         $  8.6
------------------------------------------------------------------------------

      Energy Group's net cash flows provided by operating activities during the six months ended June 30, 2004, were $30 million higher as compared to the six months ended June 30, 2003. Cash flows increased due primarily to a decrease in accounts receivable from sales resulting from a decrease in fuel oil and natural gas sales due to warmer weather, a refund received in 2004 for an amended Utility Service Tax Return for 2001 for Central Hudson, a decrease in the amount of cash disbursed through the Customer Benefit Fund primarily as a result of lower expenditures for the Electric Reliability Improvement Program, the recording of proceeds from the sale of emissions allowances by Central Hudson in the first six months of 2004, and higher net income.

      Additionally, as authorized in the Joint Proposal Order, deferred electric pension and OPEB costs as of June 30, 2004, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for the period. The total amount of offset was $75 million.

      Net cash flows used in investing activities were $72.8 million higher during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, because of higher additions to plant, property, and equipment, as well as the absence of proceeds from the sale of investments that were reflected in 2003.

      Net cash flows used in financing activities were $9.1 million lower during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due primarily to the absence of the Stock Repurchase Program that was temporarily suspended in the later part of 2003 in order to assess alternative future investment opportunities. Slightly offsetting this decrease was the repayment of short-term debt in the first quarter of 2004. The Stock Repurchase Program is discussed in greater detail below.

      At June 30, 2004, Energy Group had $15 million of current maturities of long-term debt and no short-term debt outstanding. Cash and cash equivalents for Energy Group were $132.2 million at June 30, 2004.

Central Hudson - Cash Flow Summary

-------------------------------------------------------------------------------
                                                                     Variance
(Millions of Dollars)                 2004             2003       2004 vs. 2003
-------------------------------------------------------------------------------
Operating Activities                  $57.6           $32.9           $24.7
-------------------------------------------------------------------------------
Investing Activities                  (30.8)          (26.1)           (4.7)
-------------------------------------------------------------------------------
Financing Activities                  (26.6)          (23.6)           (3.0)
-------------------------------------------------------------------------------
Net change for the period                .2           (16.8)           17.0
-------------------------------------------------------------------------------
Balance at beginning of period         12.7            55.0           (42.3)
-------------------------------------------------------------------------------
Balance at end of period              $12.9           $38.2          $(25.3)
-------------------------------------------------------------------------------

      Central Hudson's net cash flows provided by operating activities in the six months ended June 30, 2004, were $24.7 million higher as compared to the six months ended June 30, 2003. Cash flow increased due primarily to a decrease in accounts receivable resulting from a decrease in natural gas sales due to warmer weather and an increase in the amounts collected through Central Hudson's cost adjustment mechanisms for the recovery of electric and natural gas supply costs; a refund received in 2004 for an amended Utility Service Tax Return for 2001; a decrease in the amount of cash utilized through the Customer Benefit Fund, primarily due to lower expenditures for the Electric Reliability Improvement Program; and the recording of proceeds from the sale of emissions allowances in the first six months of 2004.

      Net cash flows used in investing activities were $4.7 million higher in the first six months of 2004 as compared to 2003 due to increased expenditures related to property, plant, and equipment.

      Net cash flows used in financing activities were $3 million higher in the first six months of 2004 as compared to 2003 due to the repayment of short-term debt during that period. Net cash flows used in financing activities for the first six months of 2004 reflect the issuance in February 2004 of $7 million of 4.73% medium-term notes, due

February 27, 2014, and the net repayment of $16 million of short-term debt. Cash flows from financing activities for the first six months of 2003 reflect the redemption at maturity of $5.5 million of 7.97% first mortgage bonds.

      On July 2, 2004, Central Hudson redeemed at maturity $15 million of 7.85% medium-term notes using its available cash balance and short-term borrowings.

      On June 8, 2004, Central Hudson filed a Registration Statement on Form S-3 with the SEC for the purpose of issuing unsecured debt securities on a continuous basis up to a maximum aggregate amount of $85 million. Central Hudson expects the Registration Statement to become effective in the third quarter of 2004 after the SEC's final review.

      A portion of the Customer Benefit Fund was earmarked for refunds to Central Hudson's customers and for economic development initiatives through June 30, 2004, under Central Hudson's regulatory agreement approved by the PSC on October 25, 2001. As directed by the Joint Proposal Order, $5 million will continue to be refunded from the Customer Benefit Fund for certain classes of electric customers in the period July 1, 2004, through June 30, 2005. Additionally, as directed in the Joint Proposal Order, deferred electric pension and OPEB costs as of June 30, 2004, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow. The total amount of offset was $75 million.

      As of June 30, 2004, Central Hudson had $15 million of current maturities of long-term debt, no short-term debt outstanding, and cash and cash equivalents of $12.9 million. Effective July 1, 2004, Central Hudson entered into a 5-year, $75 million revolving credit agreement with a group of commercial banks, replacing a similar agreement that expired on June 30, 2004. Central Hudson also has committed short-term credit facilities totaling $1 million with a regional bank. Existing PSC authorization limits the amount of short-term borrowing Central Hudson may have outstanding at any time to $77 million in the aggregate.

      Central Hudson's current senior unsecured debt ratings/outlook are A/Stable by Standard and Poor's Corporation and by Fitch Ratings and A2/Stable by Moody's Investors Service. On June 7, 2004, Moody's Investors Service affirmed ratings of Central Hudson's senior unsecured debt at A2 and changed its rating outlook to Stable from Positive.

      CHEC is finalizing a $15 million line of credit replacing a $25 million line of credit with a commercial bank and, as of June 30, 2004, there was no outstanding balance.

      Energy Group and certain of its subsidiaries (other than Central Hudson) have issued guarantees that provide financial or performance assurance to third parties on behalf of Energy Group subsidiaries under certain commodity, derivative, and stock sale contracts. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended commercial purposes. Guarantees have been provided to counter-parties to guarantee the payment, when due, of obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to natural gas, fuel oil, propane, weather hedges, and certain obligations related to the sale of former subsidiary CH Resources, Inc. in 2002.

      At June 30, 2004, the aggregate amount of actual liabilities covered by these guarantees was $2.5 million. The related liabilities are reflected in the Consolidated Balance Sheet, and each such guarantee is not considered to be material.

      It is Management's belief that the possibility that Energy Group would be required to perform or incur any material losses associated with any of the above guarantees is remote.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Stock Repurchase Program") to repurchase up to 4 million shares, or approximately 25%, of its then-outstanding Common Stock over the five years beginning August 1, 2002. The Board of Directors had targeted 800,000 shares for repurchase in the first year of the Stock Repurchase Program, but had authorized the repurchase of up to 1.2 million shares during the first year. Between August 1, 2002, and December 31, 2003, 600,087 shares were repurchased under the Stock Repurchase Program at a cost of $27.5 million. No shares were repurchased during the six months ended June 30, 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been temporarily suspended while Energy Group assesses opportunities to redeploy its cash reserves in energy-related investments. Energy Group reserves the right to modify, suspend, or terminate the Stock Repurchase Program at any time without notice.

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

EARNINGS PER SHARE

      Three Months Ended June 30, 2004

      Energy Group's earnings per share (basic) for the second quarter of 2004 were $0.35 versus $0.48 for the second quarter of 2003, a decrease of $0.13 per share.

      Energy Group accounted for $0.10 of this $0.13 per share decrease due primarily to a reduction in investment and interest income. In June 2003, Energy Group liquidated the majority of its Alternate Investment Program portfolio of marketable securities realizing a $0.07 per share gain from the sale of the securities. The balance of the portfolio was liquidated in July 2003 and all of the proceeds have been reinvested in low risk and lower yield money market instruments. In addition, business development costs were incurred related to efforts to redeploy available capital, which reduced earnings by $0.02 per share.

      Central Hudson's earnings remained unchanged due to the net effect of a number of factors. Earnings per share were enhanced by a reduction in operating expenses largely related to the operation and maintenance of electric distribution lines, an overall favorable effect related to the recording of regulatory carrying charges related primarily to the Customer Benefit Fund and pensions, and a reduction in preferred stock dividends due to the repurchase of certain issues of preferred stock in October 2003. The increase in earnings was offset by an increase in depreciation on utility plant assets, an increase in income taxes resulting largely from a reduction in write-offs of uncollectible accounts, and a decrease in electric net operating revenues, net of the cost of purchased electricity, fuel, and revenue taxes.

      The reduction in electric net revenues reflects an increase in shared earnings, which benefits customers, fully offsetting an increase in net revenues from sales to all customers and the recording of revenues deferred in a prior year. Electric delivery revenues totaling $3.1 million were deferred during the twelve months ended June 30, 2002, for recording to income over the twelve months ended June 30, 2004, and in the quarter ended June 30, 2004, $768,000 was recorded. The deferral and restoration of revenues was done in accordance with Central Hudson's prior PSC approved rate plans. The increase in sales results primarily from an increase in the average number of residential and commercial customers and increased usage by all customer classes.

      Natural gas net operating revenues, net of the cost of natural gas and revenue taxes, remained unchanged from the quarter ended June 30, 2003. A reduction in net revenues from sales to all customer classes was offset by a reduction in the deferral of natural gas shared earnings and the recording of previously deferred revenues (the total amount previously deferred was $885,000, of which $221,250 was recorded as revenue for the quarter ended June 30, 2004). Firm natural gas sales volume decreased 8% primarily due to a decrease in heating sales volume to residential and commercial customers resulting from the warmer weather. Billing heating-degree days decreased 19% as compared to last year, reducing earnings by approximately $0.04 per share. This reduction in sales volume was partially offset by customer growth.

      The financial results also include a $0.03 per share decrease from CHEC due to a decrease in net revenues (net of fuel and other related expenses) from its fuel oil distribution subsidiaries primarily because of lower sales volumes resulting from warmer weather and lower margins on its fuel oil products. These factors were partially offset by a reduction in operating expenses resulting from improved operating efficiencies at the fuel oil distribution subsidiaries and lower sales, and the net effect of various other items, primarily increased income from investments in partnerships.

      Six Months Ended June 30, 2004

      Energy Group's earnings per share for the six months ended June 30, 2004, increased $0.06 per share from $1.75 per share for the six months ended June 30, 2003, to $1.81 per share in the comparable period in 2004. The enhancement in earnings reflects increases in Central Hudson's electric and natural gas net operating revenues due to an increase in electric sales volumes to all customer classes resulting from an increase in both customers and usage, the recording of previously deferred electric and natural gas revenues, and the favorable effect of weather hedging contracts. These increases were partially offset by an increase in electric and natural gas shared earnings. Earnings also increased due to the favorable effect of regulatory carrying charges recorded, a reduction in Central Hudson's preferred stock dividends, and an increase in CHEC's earnings. CHEC's contribution to earnings reflects the effect of weather hedging contracts with more favorable terms, a reduction in operating expenses due to improved operating efficiencies at its fuel oil distribution subsidiaries and lower sales due to warmer weather than last year, and increased income from investments in partnerships. The repurchase of additional shares of Energy Group common stock outstanding in 2003 also favorably impacted earnings per share.

      The increase in earnings due to the above was partially offset by a reduction in earnings resulting from a decrease in Energy Group's investment and interest income due largely to the liquidation of its Alternate Investment Program portfolio, an increase in Energy Group's business development costs, an increase in depreciation on utility plant assets, and an increase in utility income taxes.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for Energy Group and its subsidiaries, comparing the three-month and six-month periods ended June 30, 2004, to the three-month and six-month periods ended June 30, 2003, respectively. The operating results of the regulated subsidiary reflect Central Hudson's electric and natural gas sales volumes and revenues, and the operating results of the unregulated subsidiary reflect CHEC's operations.

OPERATING REVENUES

      Energy Group's operating revenues decreased $17.8 million, or 9.7%, from $183.2 million in the second quarter of 2003 to $165.4 million for the second quarter of 2004. For the six months ended June 30, 2004, Energy Group's operating revenues decreased $20 million, or 4.5%, from $448.3 million for the six months ended June 30, 2003, to $428.3 million for the six months ended June 30, 2004. Details of these revenue changes by electric, natural gas, and unregulated subsidiaries are as follows (thousands of dollars):

--------------------------------------------------------------------------------------------------
                                                    2004/2003 Increase (Decrease)
                                                  Three Months Ended June 30, 2004
--------------------------------------------------------------------------------------------------
                                                      Natural
                                   Electric             Gas           Unregulated            Total
--------------------------------------------------------------------------------------------------
Customer Revenues(a)               $  1,256           $  (763) (b)      $ 2,104           $  2,597
--------------------------------------------------------------------------------------------------
Other Utilities' Revenues              (139)              250                --                111
--------------------------------------------------------------------------------------------------
Energy Cost Adjustment              (15,772)           (2,545)               --            (18,317)
--------------------------------------------------------------------------------------------------
Deferred Revenues(c)                 (2,503)              416                --             (2,087)
--------------------------------------------------------------------------------------------------
Miscellaneous                          (110)              (27)               --               (137)
--------------------------------------------------------------------------------------------------
       Total                       $(17,268)          $(2,669)          $ 2,104           $(17,833)
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                    2004/2003 Increase (Decrease)
                                                   Six Months Ended June 30, 2004
--------------------------------------------------------------------------------------------------
                                                      Natural
                                   Electric             Gas           Unregulated           Total
--------------------------------------------------------------------------------------------------
Customer Revenues(a)               $  1,622           $  (719) (b)      $(7,075)          $ (6,172)
--------------------------------------------------------------------------------------------------
Other Utilities' Revenues               (64)              294                --                230
--------------------------------------------------------------------------------------------------
Energy Cost Adjustment              (11,343)           (1,117)               --            (12,460)
--------------------------------------------------------------------------------------------------
Deferred Revenues(c)                 (3,673)              273                --             (3,400)
--------------------------------------------------------------------------------------------------
Miscellaneous                           954               866                --              1,820
--------------------------------------------------------------------------------------------------
       Total                       $(12,504)          $  (403)          $(7,075)          $(19,982)
--------------------------------------------------------------------------------------------------

(a) Includes delivery of electricity and natural gas supplied by others and an offsetting restoration of revenues from Central Hudson's Customer Benefit Fund (described under the caption "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings Electric and Gas" in Note 2 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report) for customer refunds to all customers and back-out credits for retail access customers.

(b)   Includes both firm and interruptible revenues.

(c) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs, the restoration of previously deferred delivery revenues, and the deferral of electric and natural gas shared earnings in accordance with the provisions of Central Hudson's current rate agreement with the PSC (described in Note 2 of the Corporations' 10-K Annual Report).

      For the quarter ended June 30, 2004, Central Hudson's electric and natural gas operating revenues decreased $20 million from $143.5 million in 2003 to $123.5 million in 2004. Electric revenues decreased $17.3 million, or 15%, and natural gas revenues decreased $2.7 million, or 9.3%, due largely to a decrease in revenues collected through Central Hudson's energy cost adjustment clauses to recover its cost of purchased electricity and natural gas. The decrease in electric revenues also reflects a shared earnings adjustment, whereby revenues are deferred for future customer benefits, partially offset by an increase in revenues from sales volumes and the recording of previously deferred revenues in accordance with Central Hudson's prior PSC approved rate plans. The decrease in natural gas revenues also reflects a decrease in sales volumes due to warmer weather, which was partially offset by the recording of previously deferred revenues and a reduction in shared earnings.

      For the six months ended June 30, 2004, Central Hudson's electric and natural gas operating revenues decreased $12.9 million from $314.4 million in 2003 to $301.5 million in 2004. Electric revenues decreased $12.5 million, or 5.5%, and natural gas revenues decreased $0.4 million, or 0.5%, due largely to decreases in revenues collected through Central Hudson's energy cost adjustment clauses to recover its cost of purchased electricity and natural gas. The decrease in electric revenues was partially offset by an increase in revenues due to customer growth and increased usage. The decrease in both electric and natural gas revenues were also partially offset by the recording of previously deferred revenue.

      CHEC's revenues for the second quarter increased $2.1 million, or 5.3%, from $39.7 million in 2003 to $41.8 million in 2004. The increase in revenues primarily reflects an increase in the average sales price per gallon of liquid petroleum products. During the first six months of 2004, as compared with the first six months of 2003, CHEC's revenues decreased $7.1 million, or 5.3%, from $133.9 million in 2003 to $126.8 million in 2004. The decrease in revenues primarily reflects a decrease in sales due to warmer weather. For the second quarter of 2004, heating degree-days were on average 5% higher than the second quarter of 2003 and on average 10% higher for the first six months of 2004 than the first six months of 2003.

SALES VOLUMES

      Central Hudson's sales volumes vary in response to weather conditions. Electric sales volumes peak in the summer, and natural gas sales volumes peak in the winter.

      Total kilowatt-hour sales volumes of electricity within Central Hudson's service territory increased 3% and firm sales volumes of natural gas decreased 8% in the second quarter of 2004 as compared to the second quarter of 2003. For the six months ended June 30, 2004, total kilowatt-hour sales volumes of electricity within Central Hudson's service territory increased 3% and firm sales volumes of natural gas decreased 8% as compared to the six months ended June 30, 2003. Changes in Central Hudson's electric and natural gas deliveries from last year by major customer classifications are set forth below.

                                          % Increase (Decrease) From 2003
                           Three Months Ended June 30           Six Months Ended June 30
                           Electric        Natural Gas         Electric       Natural Gas
Residential                    3%              (11)%               3%             (4)%
Commercial                     4%               (5)%               3%             (1)%
Industrial                     4%              (13)%               4%            (11)%
Interruptible                (N/A)              (3)%             (N/A)            (2)%

      Central Hudson's sales volumes of electricity to full service customers within its service territory, plus delivery of electricity supplied by others, increased 3% in the second quarter of 2004 as compared to the second quarter of 2003. Sales volumes to residential and commercial customers increased 3% and 4%, respectively, due to customer growth and increased usage by these customers. Industrial sales volumes increased 4% due primarily to increased usage by a large industrial customer.

      Sales volume of electricity to full service customers within its service territory, plus delivery of electricity supplied by others, increased 3% in the first six months of 2004 as compared to the first six months of 2003. Despite warmer winter weather (billing heating degree days decreased by 10%), sales volume to both residential and commercial customers increased 3% due to customer growth and increased usage by these customers. Industrial sales volume increased 4% due primarily to increased usage by a large industrial customer.

      Sales volume of natural gas to firm Central Hudson customers, plus transportation of natural gas supplied by others, decreased 8% in the second quarter of 2004 as compared to the second quarter of 2003. Due to warmer winter weather, sales volume to residential customers, primarily related to space heating, decreased 11% due to a reduction in usage which was partially offset by an increase in sales volume from customer growth. Sales volume to commercial customers decreased 5% as the effect of warmer weather more than offset customer growth. Industrial sales volume, which represents less than 5% of total firm sales, decreased 13% and interruptible sales decreased 3%.

      For the six months ended June 30, 2004, sales volume of natural gas to firm Central Hudson customers, plus transportation of natural gas supplied by others, decreased 3% as compared to the first six months of 2003. Because of warmer winter weather, sales volume to residential customers decreased 4%. Sales to commercial customers decreased 1%, and industrial sales, which represent less than 5% of total firm sales volume, decreased 11% and interruptible sales volume increased 2%. The reduction in residential and commercial sales was partially offset by an increase in sales volume due to customer growth.

      CHEC's sales volume of petroleum products decreased by 900,000 gallons, or 3%, to 28 million gallons in the second quarter of 2004 from 28.9 million gallons in the second quarter of 2003. CHEC's sales volume of petroleum products decreased by 800,000 gallons to 87.1 million gallons for the first six months of 2004 from 87.9 million gallons during the same period in 2003. These decreases were primarily due to warmer weather, as evidenced by a 5% average decrease in heating degree-days for the second quarter and by a 10% average decrease for the first six months of 2004, as compared to the same periods in 2003. CHEC's sales volume of natural gas decreased by approximately 440,000 Mcf to 0 Mcf for the second quarter of 2004 from 440,000 Mcf in the same period in 2003. In 2004, CHEC's sales volume of natural gas decreased by approximately 1,370,000 Mcf to 0 Mcf for the first six months of 2004 as compared to 1,370,000 Mcf in the same period in 2003; both decreases are a result of the sale of SCASCO, Inc.'s ("SCASCO") natural gas business in the fourth quarter of 2003.

OPERATING EXPENSES

      Energy Group's total operating expenses, including income taxes, decreased $17.3 million, or 9.8%, in the second quarter of 2004 from the comparable period in 2003.

      For the six months ended June 30, 2004, Energy Group's total operating expenses, including income taxes, decreased $20.6 million, or 4.9%, as compared to the first six months of 2003.

      Central Hudson's operating expenses for the second quarter of 2004, including income taxes, decreased $19.4 million, or 14.3%, from $135.4 million in 2003 to $116 million in 2004. For the six months ended June 30, Central Hudson's operating expenses, including income taxes, decreased $13 million from $290 million in 2003 to $277 in 2004. These decreases in operating expenses largely resulted from a decrease in purchased electricity and natural gas expense due primarily to the recording of amounts related to the recovery of electric supply and natural gas costs via Central Hudson's cost recovery mechanisms partially offset by an increase in the cost of natural gas during these periods. Purchased electricity expense decreased $15.1 million and purchased natural gas expense decreased $2.7 million in each case for the second quarter of 2004 as compared to the comparable period in 2003, and purchased electricity expense decreased $10.5 million and natural gas expense decreased $1.7 million for the six months ended June 30, 2004. Other operating expenses decreased $1.9 million in each case for the second quarter of 2004 as compared to the comparable period in 2003, and $0.8 million for the quarter and six months ended June 30, 2004, respectively, primarily due to a decrease in expense related to Central Hudson's electric reliability program, which is funded by the Customer Benefit Fund, and a reduction in costs related to the operation and maintenance of electric distribution lines.

      CHEC's operating expenses for the second quarter increased $3.2 million, or 7.8%, from $40.8 million in 2003 to $44 million in 2004. CHEC's operating expenses for the first six months decreased $7.3 million, or 5.8%, from $125.8 million in 2003 to $118.5 in 2004. Operating expenses are primarily the cost of petroleum and natural gas, which increased $4.1 million for the second quarter of 2004 as compared to 2003. The increase is due primarily to the increase in petroleum wholesale market prices partially offset by a decrease in natural gas costs due to the sale of SCASCO's natural gas business in the fourth quarter of 2003. The cost of petroleum and natural gas decreased $6.1 million for the first six months of 2004 as compared to 2003. The decrease is due primarily to decreased volume related to the warmer weather and the sale of SCASCO's natural gas business in the fourth quarter of 2003.

      Other operating expenses decreased $900,000 in the second quarter of 2004 as compared to 2003 due to improved operating efficiencies at the fuel oil distribution subsidiaries. Other operating expenses decreased $1.2 million in the first six months of 2004 as compared to 2003 primarily due to reduced delivery costs related to lower sales volume in 2004.

OTHER INCOME

      Energy Group's other income decreased $2.2 million and $1.3 million, respectively, for the quarter and six months ended June 30, 2004, as compared to the same periods in the 2003. The reduction was largely attributable to decreased interest and investment income from Energy Group. The decrease was due to the recording of capital gains in the second quarter of 2003 from the liquidation of Energy Group's Alternate Investment Program. Also, reference is made to Note 2 - "Regulatory Matters" and in particular, "Expiring Amortization," in the Corporations' 10-K Annual Report.

INTEREST AND OTHER CHARGES

      Interest and other charges decreased $600,000 and $1.4 million, respectively, for the quarter and six months ended June 30, 2004, due primarily to a reduction of regulatory carrying charges due to customers relating largely to Central Hudson's Customer Benefit Fund. The reduction also reflects a decrease in preferred stock dividends due to the redemption of certain issues of preferred stock by Central Hudson in October 2003.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Annual Report for a discussion of Energy Group's dividend payments. On March 26, 2004, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, which was paid May 3, 2004, to shareholders of record as of April 9, 2004. On May 21, 2004, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable August 2, 2004, to shareholders of record as of July 9, 2004.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature are intended to be and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended. Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Energy Group's and Central Hudson's future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to, weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs, the success of strategies to satisfy electricity requirements following the sale of Central Hudson's interests in its major generating assets; future market prices for energy, capacity and ancillary services; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, such statements are subject to the risks and uncertainties discussed in the "Risk Factors" section and elsewhere in this document.

      Given these risks and uncertainties, undue reliance should not be placed on these forward-looking statements.

                                  RISK FACTORS

Energy Group - Risks Affecting Future Earnings

      Redeployment of Capital

      Energy Group is seeking to invest in energy-related assets approximately $110 million currently held in money market instruments. Such investments are being sought with a view to produce new earnings intended to replace, in whole or in part, the income recorded in 2001, 2002, 2003, and 2004 from the sales of Central Hudson's interests in its major generating assets. If such investments are not made timely or are insufficient to replace the expiring income, Energy Group's results of operations could be adversely affected. Reference is made to
Note 2 - "Regulatory Matters" in the Corporations' 10-K Annual Report and, in particular, to the subcaption "Expiring Amortization." No projected income from such future investments in new energy-related assets has been included in any earnings guidance issued by Energy Group for 2004.

      Weather Related Risks

      A considerable portion of Central Hudson's total electric deliveries is directly or indirectly related to weather-sensitive end uses such as air conditioning and space heating. The majority of Central Hudson's natural gas deliveries and of the fuel oil deliveries by CHEC's subsidiaries are directly related to the use of these fuels for space heating. As a result, sales fluctuate and vary from normal expected levels based on variations in weather from seasonal normal levels. Such variations in sales volumes could affect results of operations significantly. Central Hudson and the fuel oil delivery businesses have programs in place to constrain the potential variability in results of operations through the use of derivative instruments. However, no assurance can be given that suitable risk management instruments will remain available; in addition, if a sustained trend of increasing temperatures were to occur (i.e. "global warming"), net income derived from Central Hudson's natural gas business and from CHEC's fuel oil delivery businesses could be adversely affected.

      Revenues and Results of Operations are Subject to Other Uncontrollable
      Risks

      The cost of repairing damage to the facilities of Energy Group's operating subsidiaries and the potential disruption of their operations due to storms, natural disasters, wars, terrorist acts, and other catastrophic events could adversely impact financial position, results of operations, and/or cash flows. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the New York or the United States economy. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect revenues and earnings and limit future growth prospects. In addition, Central Hudson and CHEC's subsidiaries deliver energy to customers as part of an integrated system of production, transmission, and distribution systems. Large portions of such systems are owned and operated by other unrelated entities, and Central Hudson and CHEC rely on such entities to perform their functions reliably and at reasonable cost. Failure or disruption of third party facilities can cause a disruption in services and may result in lower revenues, or increased expenses, or both, that may not be fully recovered through rates, insurance, sales margins, or other means in a timely manner, or at all.

      Risks Affecting CHEC'S Fuel Oil Delivery Subsidiaries

      CHEC's subsidiaries in the fuel oil delivery segment are subject to the risk of changes in the competitive environment and customer preferences, each of which could result in loss of customers and/or reduced margins. If these events were to occur, they could adversely affect future results of operations and/or the carrying value of intangible assets, including goodwill, on Energy Group's balance sheet. Severe winter weather can increase the delivery costs and create the potential for a commodity shortage.

Central Hudson - Risks Affecting Future Earnings

      Risks Related to Regulatory Requirements and Compliance

      Central Hudson is subject to regulation at the state and federal levels. It is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and Energy Group or Energy Group's competitive business subsidiaries. It is also subject to regulation by the Federal Energy Regulatory Commission, which regulates wholesale electric transmission rates, certain other aspects of Central Hudson's business, and interstate natural gas pipelines. The regulations adopted by these state and federal agencies affect the manner in which Central Hudson does business, its ability to undertake specified actions, and its results of operations. Although Central Hudson has maintained generally constructive regulatory relationships to date, Central Hudson cannot predict the ways in which changes in regulation by state and federal governmental authorities could affect Central Hudson's business and results of operations. It cannot be assured that costs incurred in response to such regulation, or changes therein, will be recoverable through rates in a timely manner, or at all.

      Regulatory Risks Related to Limitations on the Potential to Pass Through Increased Costs

      Central Hudson's Rate Order effective November 1, 2001, and the Joint Proposal Order effective June 2004 (together the "Rate Plans") cover the rates it can charge customers and contain a number of related provisions. Rates charged to customers generally may not be changed during the respective limited terms of the Rate Plans, other than for the recovery of energy costs and limited other exceptions. As a result, the Rate Plans may reflect all of the increased construction and other costs that may be experienced after the date the Rate Plans became effective. The approval of new rate plans or changes to existing Rate Plans could have a significant effect on financial position, results of operations, and/or cash flows. The current Rate Plans and material matters relating to potential rate changes are described in Item 2 - "Regulatory Matters." The current Rate Plans permit Central Hudson to file for changes in rates any time after June 30, 2004, but rates are generally not changed by the PSC until eleven months after the filing of proposed rate changes. Central Hudson expects to file for new retail rates within the next two year period. It cannot predict the rates that will be established by the PSC, or whether its business may be adversely affected by the rates determined, in such proceeding.

      Risks Relating to Asbestos Litigation and Manufactured Gas Plant
      Facilities

      Litigations have been commenced against Central Hudson arising from the use of asbestos at its previously owned major generating assets, and Central Hudson is involved in a number of matters arising from contamination at its former manufactured gas plant sites. Reference is made to Note 13 - "Commitments and Contingencies" in Corporations' 10-K Annual Report and in particular to the subcaptions in the Note regarding "Asbestos Litigation" and "Former Manufactured Gas Plant Facilities."

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A of the Corporations' 10-K Annual Report for a discussion of market risk. There has been no material change in either the market risks or the practices employed by Energy Group and Central Hudson to mitigate these risks discussed in the Corporations' 10-K Annual Report. For related discussion on this activity, see Note 2 - "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities" and Item 2 - "Capital Resources and Liquidity."

ITEM 4 - CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on that evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Energy Group's and Central Hudson's (together, the "Registrants") controls and procedures are effective for recording, processing, summarizing, and reporting information required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      There have not been any changes to the Registrants' internal control over financial reporting that occurred during the Registrants' last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Asbestos Litigation.

      For a discussion of lawsuits against Central Hudson involving asbestos, see Note 13 - "Commitments and Contingencies" under the caption "Asbestos Litigation" in Part II, Item 8 of the Corporations' 10-K Annual Report.

      As of July 20, 2004, a total of 3,205 cases involving asbestos have been brought against Central Hudson of the type described under the caption, of which 1,518 remain pending. Of the 1,687 cases no longer pending against Central Hudson, 1,548 have been dismissed or discontinued, and Central Hudson has settled 139 cases. Energy Group and Central Hudson are presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, Energy Group and Central Hudson cannot determine the ultimate liability relating to these cases. Based on information known to Energy Group and Central Hudson at this time, including Central Hudson's experience in settling and in obtaining dismissals of asbestos cases, Energy Group and Central Hudson believe that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Energy Group's and/or Central Hudson's financial position, results of operations, and/or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders of Energy Group was held on Tuesday, April 27, 2004. For a description of the matters voted on and the election outcome, see Part II, Item 4 of Registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

   Exhibit No.
 Regulation S-K
    Item 601
   Designation                 Exhibit Description

10.1 Credit Agreement dated as of June 30, 2004, among Central Hudson, the Lenders party thereto, and J.P. Morgan Chase Bank, as Administrative Agent Arranger.

12(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges for Energy Group.

12(i)(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Fixed Charges and Preferred Dividends for Central Hudson.

31.1              Rule 13a-14(a)/15d-14(a) Certification by Steven V. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Christopher M.
                  Capone.

32.1              Section 1350 Certification by Steven V. Lant.

32.2              Section 1350 Certification by Christopher M. Capone.

99(i)13 Order of the PSC, issued and effective April 6, 2004, authorizing new revolving credit facilities and a New Medium Term Note Program for Central Hudson.

99(i)14 Order of the PSC, issued and effective June 14, 2004, modifying the rate plan.

      (b) Reports on Form 8-K. During the period covered by this Quarterly Report on Form 10-Q, Energy Group filed the following Current Reports on Form 8-K:

      (i) A Report dated April 26, 2004, which reports first quarter 2004 earnings.

      (ii)  A Report, dated April 28, 2004, which reports the election of Steven
            V. Lant as Chairman of the Board of Energy Group and the retirement from employment of Paul J. Ganci, the former Chairman of the Board.

      (iii) A Report, dated June 14, 2004, which reports the PSC's June 14, 2004, issuance of an Order adopting the terms of a Joint Proposal modifying certain terms of Central Hudson's Rate Plan.

      During the period covered by this Quarterly Report on Form 10-Q, Central Hudson filed the following Current Reports on Form 8-K:

      (i) A Report, dated May 5, 2004, which reported Paul J. Ganci's resignation from his positions as Chairman of the Board of Central Hudson and as a director of Central Hudson and the appointment of Steven V. Lant as Chairman of the Board and Chief Executive Officer of Central Hudson.

      (ii) A Report, dated June 14, 2004, which reports the PSC's June 14, 2004, issuance of an Order adopting the terms of a Joint Proposal modifying certain terms of Central Hudson's Rate Plan.

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

Date: August 6, 2004

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

  Exhibit No.
Regulation S-K
   Item 601
  Designation               Exhibit Description

10.1 Credit Agreement dated as of June 30,2004, among Central Hudson, the Lenders party thereto, and J.P. Morgan Chase Bank, as Administrative Agent Arranger.

12(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges for Energy Group.

12(i)(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Fixed Charges and Preferred Dividends for Central Hudson.

31.1              Rule 13a-14(a)/15d-14(a) Certification by Steven V. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Christopher M.
                  Capone.

32.1              Section 1350 Certification by Steven V. Lant.

32.2              Section 1350 Certification by Christopher M. Capone.

99(i)13 Order of the PSC, issued and effective April 6, 2004, authorizing new revolving credit facilities and a New Medium Term Note Program for Central Hudson.

99(i)14 Order of the PSC, issued and effective June 14, 2004, modifying the rate plan.