Form 10-K/A
period 2003-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2004-08-13
CIK 18647, 1061393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-K/A
                                ---------------
                                 AMENDMENT NO. 1
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended...............................      December 31, 2003

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------   -----------------------

Commission             Registrant, State of Incorporation           IRS Employer
File Number            Address and Telephone Number           Identification No.
-----------            ----------------------------------     ------------------
0-30512                CH Energy Group, Inc.                          14-1804460
                       (Incorporated in New York)
                       284 South Avenue
                       Poughkeepsie, New York 12601-4879
                       (845) 452-2000

1-3268                 Central Hudson Gas & Electric Corporation      14-0555980
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

         Indicate by check mark whether Energy Group is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        Yes   X           No
                            -----            -----

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of CH Energy Group, Inc. ("Energy Group") as of August 12, 2004 was $690,375,600 based upon the lowest price at which Energy Group's Common Stock was traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of Energy Group as of June 30, 2004, the last business day of Energy Group's most recently completed second fiscal quarter, was $731,987,280 computed by reference to the price at which Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of Central Hudson Gas & Electric Corporation ("Central Hudson") as of August 12, 2004, was zero.

         Indicate by check mark whether Central Hudson is an accelerated filer (as defined in Rule 12b-2 of the Act).

                       Yes                 No     X
                          -----                 -----

         The number of shares outstanding of Energy Group's Common Stock, as of August 12, 2004 was 15,762,000.

         The number of shares outstanding of Central Hudson's Common Stock, as of August 12, 2004 was 16,862,087. All such shares are owned by Energy Group.

         CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I) (1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

                                Explanatory Note:

This Form 10-K/A is being filed to amend Exhibit 31 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2003, previously filed with the Commission.



         ITEM 15 -       EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
         -------
                         REPORTS ON FORM 8-K
                         ------------------------------------------------------

(a) Documents filed as part of this Report

3.       Exhibits

Incorporated herein by reference to the Exhibit Index for this Report. The following exhibits are filed with this Report:


Exhibit No.      Exhibits
-----------      --------

31.1             Rule 13a-14(a)/15d-14(a) Certification by Steven V. Lant

31.2             Rule 13a-14(a)/15d-14(a) Certification by Christopher M. Capone

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CH ENERGY GROUP, INC.


                                            By         /s/ Steven V. Lant
                                            ------------------------------------
                                                Steven V. Lant
                                                Chairman of the Board, President
                                                and Chief Executive Officer



                                            CENTRAL HUDSON GAS & ELECTRIC
                                                     CORPORATION


                                           By          /s/ Steven V. Lant
                                           -------------------------------------
                                                Steven V. Lant
                                                Chairman of the Board and
                                                Chief Executive Officer


Date:   August 13, 2004

                                    EXHIBIT INDEX

         Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K/A, including Exhibits incorporated herein by reference (1):

  Exhibit No.
(Regulation S-K
   Item 601
Designation)      Exhibits
--------------    --------

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

                  (ii) By-laws of CH Energy Group, Inc. in effect on the date of this Report. ((50); Exhibit (3)(ii))

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

                  (iv) Certificate of Amendment to the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law. ((18) Exhibit (3)2)

                  (v) Certificate of Amendment to the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law. ((18); Exhibit (3)3)

                  (vi) By-laws of Central Hudson Gas & Electric Corporation in effect on the date of this Report. ((49); 3(vi))

(4) Instruments defining the rights of security holders, including indentures(see also Exhibits (3)(i)and (ii) above):

                  (ii) 1-- Indenture dated January 1, 1927 between Central Hudson Gas &
                                            Electric Corporation ("Central
                                            Hudson") and American Exchange
                                            Irving Trust Company, as Trustee.
                                            ((2); Exhibit (4)(ii)1)

                  (ii) 2-- Fourth Supplemental Indenture dated March 1, 1941 between Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit (4)(ii)5)


                  (ii) 3-- Fifth Supplemental Indenture dated December 1, 1950 between Central Hudson and Irving Trust Company, as Trustee. ((2); Exhibit
                                            (4)(ii)6)


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

                                            (c)          Pricing Supplement No.
                                                         4, Dated August 20,
                                                         1992 (To Prospectus
                                                         Dated April 13, 1992,
                                                         as supplemented by a
                                                         Prospectus Supplement
                                                         Dated May 28, 1992)
                                                         filed pursuant to Rule
                                                         424(b) in connection
                                                         with Registration
                                                         Statement No. 33-46624.
                                                         ((6)(d)

                                            (d)          Pricing Supplement No.
                                                         5, Dated August 20,
                                                         1992 (To Prospectus
                                                         Dated April 13, 1992,
                                                         as supplemented by a
                                                         Prospectus Supplement
                                                         Dated May 28, 1992)
                                                         filed pursuant to Rule
                                                         424(b) in connection
                                                         with Registration
                                                         Statement No. 33-46624.
                                                         ((6)(e)

                                            (e)          Pricing Supplement No.
                                                         7, Dated July 26, 1993
                                                         (To Prospectus Dated
                                                         April 13, 1992, as
                                                         supplemented by a
                                                         Prospectus Supplement
                                                         Dated May 28, 1992)
                                                         filed pursuant to Rule
                                                         424(b) in connection
                                                         with Registration
                                                         Statement No. 33-46624.
                                                         ((6)(f)

                    (ii)                    6-- Discharge, release and
                                            cancellation of Indenture of
                                            Mortgage, dated November 6, 2001,
                                            from the Bank of New York, as
                                            Trustee. ((47)); Exhibit (4) (ii)
                                            (6))

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

                   (ii)                     9-- Prospectus Supplement Dated
                                            January 8, 1999
                                            (To Prospectus Dated January 7,
                                            1999) relating to $110,000,000
                                            principal amount of Medium-Term
                                            Notes, Series C, and the Prospectus
                                            Dated January 7, 1999, relating to
                                            $110,000,000 principal amount of
                                            Central Hudson's debt securities
                                            attached thereto, as filed pursuant
                                            to Rule 424(b) in connection with
                                            Registration Statement Nos.
                                            333-65597 and 33-56349. ((36)(a)),
                                            and, as applicable to a tranche of
                                            such Medium-Term Notes, set forth in
                                            Pricing Supplement No. 1, Dated
                                            January 12, 1999 (To Prospectus
                                            Dated January 7, 1999, as
                                            supplemented by a Prospectus
                                            Supplement Dated January 8, 1999)
                                            filed pursuant to Rule 424(b) in
                                            connection with Registration
                                            Statement Nos. 333-65597 and
                                            33-56349. ((36)(b)).

                   (ii) 10-- Prospectus Supplement Dated March 20, 2002 (To Prospectus dated March 14, 2002) relating to
                                            $100,000,000 principal amount of
                                            Medium-Term Notes, Series D, and the
                                            Prospectus Dated March 14, 2002,
                                            relating to $100,000,000 principal
                                            amount of Central Hudson's debt
                                            securities attached hereto, as filed
                                            pursuant to Rule 424 (b) in
                                            connection with Registration
                                            Statement No. 33-83542 ((13)(a)),
                                            and, as applicable to a tranche of
                                            such Medium-Term Notes, each of the
                                            following:

                                            (a)          Pricing Supplement No.
                                                         1, Dated March 25, 2002
                                                         (to said Prospectus
                                                         dated March 14, 2002,
                                                         as supplemented by said
                                                         Prospectus Supplement
                                                         Dated March 20, 2002)
                                                         filed pursuant to Rule
                                                         424 (b) in connection
                                                         with Registration
                                                         Statement No.
                                                         333-83542. ((13)(b))

                                            (b)          Pricing Supplement No.
                                                         2, Dated March 25, 2002
                                                         (to said Prospectus
                                                         Dated March 14, 2002,
                                                         as supplemented by said
                                                         Prospectus Supplement
                                                         Dated March 20, 2002)
                                                         filed pursuant to Rule
                                                         424 (b) in connection
                                                         with Registration
                                                         Statement No.
                                                         333-83542. ((13)(c))

                                            (c)          Pricing Supplement No.
                                                         3, Dated September 17,
                                                         2003 (to said
                                                         Prospectus Dated March
                                                         14, 2002, as
                                                         supplemented by said
                                                         Prospectus Supplement
                                                         Dated March 20, 2002
                                                         and March 25, 2002)
                                                         filed pursuant to Rule
                                                         424 (b) in connection
                                                         with Registration
                                                         Statement No.
                                                         333-83542. ((13)(d))


                   (ii) 11-- Central Hudson and another subsidiary of Energy Group have entered into certain other instruments with respect to long-term debt. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of Energy Group and its other subsidiaries or Central
                                            Hudson, as the case may be, each on
                                            a consolidated basis. Energy Group
                                            and Central Hudson agree to provide
                                            the Commission, upon request, copies
                                            of any instruments defining the
                                            rights of holders of long-term debt
                                            of Central Hudson and such other
                                            subsidiary.

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

                  (i) 14-- Agreement, dated as of November 1, 1989, between Columbia Gas
                                            Transmission Corporation and Central
                                            Hudson. ((19); Exhibit (10)(i)77)

                  (i) 15-- Agreement, dated as of November 1, 1989, between Columbia Gas
                                            Transmission Corporation and Central
                                            Hudson. ((19); Exhibit (10)(i)78)

                  (i) 16-- Agreement, dated as of November 1, 1989, between Columbia Gulf Transmission Company and Central Hudson. ((19); Exhibit (10)(i)79)

                  (i)                       17-- Agreement, dated October 9,
                                            1990, between Texas Eastern
                                            Transmission Corporation and Central
                                            Hudson. ((19); Exhibit (10)(i)80)

                  (i) 18--Agreement, dated July 2, 1990, between Texas Eastern Transmission Corporation and Central Hudson. ((19); Exhibit (10)(i)81)

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

                  (i) 43--Agreement, dated as of May 20, 1993, between Central Hudson and New York State Electric & Gas
                                            Corporation. ((24); Exhibit
                                            (10)(i)93)

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

                  (i) 54-- Agreement, dated April 1, 1999, between Central Hudson and Arch Coal Sales Company, Inc.for the Sale and Purchase of Coal. [Certain portions of the Agreement setting forth or relating to pricing provisions are omitted and filed separately with the Securities and Exchange
                                            Commission pursuant to a request for
                                            confidential treatment under the
                                            rules of said Commission.]  ((38);
                                            Exhibit (10)(i)89)

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

                  (i) 69-- Stock Purchase Agreement, dated December 21, 2001 between Central Hudson Energy Services, Inc. and WPS Power Development, Inc. ((47); Exhibit (10) (i) (69))

                  (i) 70-- Letter Agreement, dated December 21, 2001, between Central Hudson Enterprises Corporation and WPS Power Development, Inc.
                                            ((47); Exhibit (10) (i) (70))

                  (i)                       71-- [Reserved]

                  (i)                       72-- Letter Agreement, dated
                                            July 3, 2001 between Central Hudson
                                            and Dynegy. ((47);
                                            Exhibit (10) (i) (72))

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

                  (iii) 4-- Management Incentive Program of Central Hudson, effective April 1, 1994. ((30); Exhibit (10)(iii)23)

                  (iii) 5-- Amendment, dated July 25, 1997, to the Management Incentive Program of Central Hudson, effective August 1, 1997. ((33); Exhibit (10)(iii)24)

                  (iii)                     6-- CH Energy Group, Inc.
                                            Change-of-Control Severance Policy,
                                            effective December 1, 1998. ((40);
                                            Exhibit (10)(iii)14)

                  (iii) 7-- Amended and Restated Stock Plan for Outside Directors of CH Energy Group, Inc. effective December 15, 1999. ((41); Exhibit (10)(iii)21)

                  (iii) 8-- CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan effective January 1, 2000. ((41); Exhibit (10)(iii)25)

                  (iii) 9-- Trust and Agency Agreement, dated December 15, 1999 and effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation's Directors and Executives Deferred Compensation Plan.((41); Exhibit
                                            (10)(iii)26)

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

                  (iii) 13-- Form of Employment Agreement, for all officers of CH Energy Group, Inc. and its subsidiary companies. ((47); Exhibit (10) (iii) (13))

                  (iii) 14-- Amendment Number Three to the Central Hudson Savings Incentive Plan, effective January 1, 2001. ((45); Exhibit (10)(iii)32)

                  (iii) 15-- Amendment to the CH Energy Group, Inc. Change-of-Control
                                            Severance Policy, effective August
                                            1, 2000. ((45); Exhibit (10)(iii)33)

                  (iii) 16-- Employment Agreement, dated September 28, 2001, between CH Energy Group, Inc. and Paul J. Ganci. ((47); Exhibit (10) (iii)
                                            (16))

                  (iii) 17-- Amendment, effective January 1, 2001, to Energy Group's Long-Term Performance-Based Incentive Plan.
                                            ((46); Exhibit (10)(iii)1)

                  (iii) 18-- Amendment and Restatement, dated October 1, 2001, of the Central Hudson Savings Incentive Plan.((47); Exhibit (10) (iii) (18))

                  (iii) 19-- Form of Trust Agreement, effective as of October 1, 2001, between Central Hudson and ING National Trust, as successor Trustee under the Central Hudson Savings Incentive Plan. ((47); Exhibit (10)
                                            (iii) (19))

                  (iii) 20-- Amendment No. 2, effective January 1, 2002, to Energy Group's Long-Term Performance-Based
                                            Incentive Plan. ((47); Exhibit (10)
                                            (iii) (20))

                  (iii)                     21-- Form of Supplemental
                                            Participation Agreement, dated
                                            October 21, 2001, among Central
                                            Hudson Enterprises Corporation,
                                            Central Hudson and ING National
                                            Trust re: Central Hudson Savings
                                            Incentive Plan. ((47); Exhibit (10)
                                            (iii) (21))

                  (iii) 22-- Amendment to CH Energy Group, Inc. Directors and Executives
                                            Deferred Compensation Plan effective
                                            July 1, 2002. ((47); Exhibit (10)
                                            (iii) (22))

                  (iii) 23-- Amendment and restatement of CH Energy Group, Inc. Supplementary Retirement Plan, effective July 1, 2001. ((47); Exhibit (10) (iii)
                                            (23))

                  (iii) 24-- Amendment and restatement of Central Hudson Gas & Electric
                                            Corporation Retirement Benefit
                                            Restoration Plan effective June 22,
                                            2001. ((47); Exhibit (10) (iii)
                                            (24))

                  (iii) 25-- Agreement, dated May 10, 2002, between CH Energy Group, Inc. and Allan R. Page.((49); Exhibit
                                            (10)(iii)(25))

                  (iii) 26-- Amendment and restatement of CH Energy Group, Inc. Directors and Executives Deferred Compensation
                                            Plan, effective September 26, 2003.
                                            ((52); Exhibit (10)(iii)(26)

                  (iii) 27-- Central Hudson Gas & Electric Corporation Savings Incentive Plan, January 1, 2004 Restatement.
                                            ((53); Exhibit 99(a)

                  (iii) 28-- Amendment to CH Energy Group, Inc. Long-Term Performance-Based
                                            Incentive Plan, dated October 24,
                                            2003, effective as of September 26,
                                            2003. ((51); Exhibit 10(iii)(28))

                  (iii) 29-- Amendment to CH Energy Group, Inc. Directors and Executives
                                            Deferred Compensation Plan Trust
                                            Agreement, dated October 24, 2003,
                                            effective as of September 26, 2003.
                                            ((51); Exhibit 10(iii)(29))

                  (iii) 30-- CH Energy Group, Inc. Amended and Restated Stock Plan for Outside Directors, dated October 24, 2003, effective as of September 26, 2003. ((51); Exhibit 10(iii)(30))


(12)(i)-- CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges. ((51); Exhibit (12)(i))

(12)(ii)-- Central  Hudson  Statement  showing  the  computation  of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends. ((51); Exhibit (12)(ii))

(14) -- CH Energy Group, Inc. Code of Business Conduct and Ethics. ((51); Exhibit (14))

(21) -- Subsidiaries of Energy Group and Central Hudson as of December 31, 2003. ((51); Exhibit (21))


                           State or other                    Name under which
                           Jurisdiction of                   Subsidiary conducts
Name of Subsidiary         Incorporation                     Business
------------------         ---------------                   -------------------

Central Hudson Gas                New York               Central Hudson Gas
& Electric Corporation                                   Electric Corporation

Phoenix Development               New York               Phoenix Development
Company, Inc.                                            Company, Inc.

Central Hudson                    New York               Central Hudson
Enterprises Corporation                                  Enterprises Corporation

SCASCO, Inc.                      Connecticut            SCASCO, Inc.

Griffith Energy                   New York               Griffith Energy
Services, Inc.                                           Services, Inc.


(23) -- Consent of Experts:

        The consent of PricewaterhouseCoopers LLP. ((51); Exhibit (23))

(24) --           Powers of Attorney:

                  (i) 1-- Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Energy Group authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci. ((51); Exhibit
                                  (24)(i))

                  (i) 2-- Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Paul J. Ganci. ((51); Exhibit
                                  (24)(ii))

(31) --           Rule 13a-14(a)/15d-14(a) Certifications.

(32) --           Section 1350 Certifications. ((51); Exhibit (32))

(99) --           Additional Exhibits:

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

                  (i) 6-- Order of the Public Service Commission of the 2001, clarifying prior Order relating to the approval of the transfer of the Danskammer Plant and the Roseton Plant. ((45); Exhibit (99)(i)9)

                  (i) 7-- Order of the Public Service Commission of the State of New York, issued and effective, October 26, 2001, authorizing asset transfers of the Nine Mile 2 Plant. ((47); Exhibit
                                   (99)(i)(7))

                  (i) 8-- Order of the Public Service Commission of the State of New York, issued and effective, September 27, 2001, authorizing new revolving credit facilities and a New Medium Term Note Program for Central Hudson. ((47); Exhibit
                                   (99)(i)(8))

                  (i) 9-- Order of the Public Service Commission of the State of New York, issued and effective October 25, 2001, establishing new rates for Central Hudson. ((47); Exhibit (99)(i)(9))

                  (i) 10-- Order of the Public Service Commission of the State of New York, issued and effective October 3, 2002, authorizing the implementation of the Economic Development Program. ((49); Exhibit (99)(i)(10))

                  (i) 11-- Order of the Public Service Commission of the State of New York, issued and effective October 25, 2002, authorizing the establishment of a deferred accounting plan for site identification and remediation costs relating to Central Hudson's seven former manufactured gas plants. ((49); Exhibit
                                   (99)(i)(11))

                  (i) 12-- Order of the Public Service Commission of the State of New York, issued and effective October 29, 2003, directing the continuation of certain non-price features of the rate plan. ((51); Exhibit (99)(i)(12))


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

                  (11) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-50276.

                  (12) Incorporated herein by reference to Central Hudson's Registration Statement No. 2-54690.

                  (13) (1) Incorporated herein by reference to Prospectus Supplement, dated March 20, 2002 (to Prospectus dated March 14, 2002), relating to $100,000,000 principal amount Medium-Term Notes, Series D, of Central Hudson, and the Prospectus, dated 14, 2002, relating to said $100,000,000 principal amount of debt securities, attached thereto, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

                                  (b) Incorporated herein by reference to
                                  Pricing Supplement No. 1, dated March 25, 2002 (to Prospectus dated March 14, 2002, as supplemented by a Prospectus Supplement dated March 20, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424 (b)
                                  (2) under Securities Act of 1933 in connection with Registration Statement No. 333-83542.

                                  (c) Incorporated herein by reference to
                                  Pricing Supplement No. 2 dated March 25, 2002 (to Prospectus dated March 14, 2002, as supplemented by a Prospectus Supplement dated March 20, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424 (b)
                                  (2) under the Securities Act of 1933 in
                                  connection with Registration Statement No.
                                  333-83542.

                                  (d) Incorporated herein by reference to
                                  Pricing Supplement No. 3 dated September 17,
                                  2003 (to Prospectus dated March 14, 2002, as supplemented by a Prospectus Supplement dated March 20, 2002 and March 25, 2002) filed with the Securities and Exchange Commission pursuant to Rule 424 (b) (2) under the Securities Act of 1933 in connection with Registration Statement No. 333-83542.

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

                  (37) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
                                  (File No. 333-52797).

                  (38) Incorporation herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999
                                  (File No. 1-3268).

                  (39) Incorporated herein by reference to Central Hudson's Current Report on Form 8-K dated December 15, 1999 (File No. 1-3268)

                  (40) Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-3268).

                  (41) Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-30512).

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

                  (45) Incorporated herein by reference to Energy Group's Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000
                                  (File No. 0-30512).

                  (46) Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001
                                  (File No. 0-30512).

                  (47) Incorporated herein by reference to Energy Group and Central Hudson's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001 (File Nos. 0-30512 and 1-3268)

                  (48) Incorporated herein by reference to Energy Group and Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 0-30512 and 1-3268).

                  (49) Incorporated herein by reference to Energy Group and Central Hudson's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002 (File Nos. 0-30512 and 1-3268)

                  (50) Incorporated herein by reference to Energy Group and Central Hudson's Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 2003 (File Nos. 0-30512 and 1-3268)

                  (51) Incorporated herein by reference to Energy Group and Central Hudson's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 (File Nos. 0-30512 and 1-3268)

                  (52) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on October 30, 2003 (File No. 333-110086)

                  (53) Incorporated herein by reference to Energy Group's Registration Statement on Form S-8, filed on January 16, 2004 (File No. 333-111984)