Form 10-Q/A
period 2004-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2004-08-24
CIK 18647, 1061393

FORM 10-Q/A

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

                                Explanatory Note

      This amendment to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2004 is filed solely for the purpose of correcting a typographical error appearing in the Risk Factor entitled "Regulatory Risks Related to Limitations on the Potential to Pass Through Increased Costs". No other items or disclosures in our original report are being amended. Our original report, as amended by this Form 10-Q/A, is referred to herein as the "quarterly report".

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

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

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

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

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                           For the Three Months Ended June 30,
                                                                              2004                     2003
                                                                           ----------               ----------
                                                                                 (Thousands of Dollars)
Operating Revenues
  Electric ............................................................       $97,441                 $114,709
  Natural gas .........................................................        26,091                   28,760
  Competitive business subsidiaries ...................................        41,822                   39,718
                                                                           ----------               ----------
      Total Operating Revenues ........................................       165,354                  183,187
                                                                           ----------               ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ............................................        55,317                   70,365
    Purchased natural gas .............................................        16,066                   20,581
    Purchased petroleum ...............................................        29,956                   24,104
    Other expenses of operation - regulated activities ................        24,507                   26,948
    Other expenses of operation - competitive business subsidiaries ...        12,453                   13,217
  Depreciation and amortization .......................................         8,613                    8,333
  Taxes, other than income tax ........................................         7,702                    7,572
                                                                           ----------               ----------
      Total Operating Expenses ........................................       154,614                  171,120
                                                                           ----------               ----------

Operating Income ......................................................        10,740                   12,067
                                                                           ----------               ----------

Other Income
  Allowance for equity funds used during construction .................            74                      117
  Interest on regulatory assets and investment income .................         2,913                    5,706
  Other - net .........................................................         1,473                      866
                                                                           ----------               ----------
      Total Other Income ..............................................         4,460                    6,689
                                                                           ----------               ----------

Interest and Other Charges
  Interest on mortgage bonds ..........................................            --                      239
  Interest on other long-term debt ....................................         2,909                    2,627
  Interest on regulatory liabilities and other interest ...............         2,139                    2,625
  Allowance for borrowed funds used during construction ...............           (49)                    (102)
  Cumulative Preferred Stock Dividends of Central Hudson ..............           242                      451
                                                                           ----------               ----------
      Total Interest and Other Charges ................................         5,241                    5,840
                                                                           ----------               ----------

Income Before Income Taxes ............................................         9,959                   12,916

Income Taxes ..........................................................         4,463                    5,291
                                                                           ----------               ----------

Net Income ............................................................         5,496                    7,625
Dividends Declared on Common Stock ....................................         8,511                    8,520
                                                                           ----------               ----------

Balance Retained in the Business ......................................       ($3,015)                   ($895)
                                                                           ==========               ==========

Common Stock:
    Average Shares Outstanding (000s) - Basic .........................        15,762                   15,827
                                      - Diluted .......................        15,771                   15,830

    Earnings Per Share - Basic ........................................         $0.35                    $0.48
                       - Diluted ......................................         $0.34                    $0.48

    Dividends Declared Per Share ......................................         $0.54                    $0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                             For the Six Months Ended June 30,
                                                                                2004                   2003
                                                                             ----------             ----------
                                                                                  (Thousands of Dollars)
Operating Revenues
  Electric ............................................................        $216,710               $229,214
  Natural gas .........................................................          84,795                 85,198
  Competitive business subsidiaries ...................................         126,843                133,918
                                                                             ----------             ----------
      Total Operating Revenues ........................................         428,348                448,330
                                                                             ----------             ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ............................................         127,470                137,888
    Purchased natural gas .............................................          55,550                 65,994
    Purchased petroleum ...............................................          87,796                 85,142
    Other expenses of operation - regulated activities ................          47,761                 51,250
    Other expenses of operation - competitive business subsidiaries ...          27,459                 28,613
  Depreciation and amortization .......................................          17,214                 16,597
  Taxes, other than income tax ........................................          14,891                 14,797
                                                                             ----------             ----------
      Total Operating Expenses ........................................         378,141                400,281
                                                                             ----------             ----------

Operating Income ......................................................          50,207                 48,049
                                                                             ----------             ----------

Other Income
  Allowance for equity funds used during construction .................             162                    242
  Interest on regulatory assets and investment income .................           5,837                  7,461
  Other - net .........................................................           3,506                  3,145
                                                                             ----------             ----------
      Total Other Income ..............................................           9,505                 10,848
                                                                             ----------             ----------

Interest and Other Charges
  Interest on mortgage bonds ..........................................              --                    502
  Interest on other long-term debt ....................................           5,740                  5,252
  Interest on regulatory liabilities and other interest ...............           4,374                  5,449
  Allowance for borrowed funds used during construction ...............            (108)                  (210)
  Cumulative Preferred Stock Dividends of Central Hudson ..............             485                    902
                                                                             ----------             ----------
      Total Interest and Other Charges ................................          10,491                 11,895
                                                                             ----------             ----------

Income Before Income Taxes ............................................          49,221                 47,002

Income Taxes ..........................................................          20,736                 19,184
                                                                             ----------             ----------

Net Income ............................................................          28,485                 27,818
Dividends Declared on Common Stock ....................................          17,023                 17,070
                                                                             ----------             ----------

Balance Retained in the Business ......................................         $11,462                $10,748
                                                                             ==========             ==========

Common Stock:
    Average Shares Outstanding (000s) - Basic .........................          15,762                 15,898
                                      - Diluted .......................          15,772                 15,901

    Earnings Per Share - Basic ........................................           $1.81                  $1.75
                       - Diluted ......................................           $1.80                  $1.75

    Dividends Declared Per Share ......................................           $1.08                  $1.08

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                           For the Three Months Ended June 30,
                                                                              2004                    2003
                                                                           ----------              ----------
                                                                                 (Thousands of Dollars)
Net Income .............................................................       $5,496                  $7,625

Other comprehensive income:

Net unrealized gains (losses) net of tax and net income realization:
     FAS 133 Designated Cash Flow Hedges, net of tax of $13 ............          (19)                     --
     Investments, net of tax of $67 and $(876) .........................         (100)                  1,462
                                                                           ----------              ----------

Other comprehensive income (loss) ......................................         (119)                  1,462
                                                                           ----------              ----------

Comprehensive Income ...................................................       $5,377                  $9,087
                                                                           ==========              ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                              For the Six Months Ended June 30,
                                                                                 2004                   2003
                                                                              ----------             ----------
                                                                                    (Thousands of Dollars)
Net Income ................................................................      $28,485                $27,818

Other comprehensive income:

    Net unrealized gains (losses) net of tax and net income realization:
        FAS 133 Designated Cash Flow Hedges, net of tax of $58 and $13 ....          (88)                   (19)
        Investments, net of tax of $113 and $(1,368) ......................         (169)                 2,284
                                                                              ----------             ----------

Other comprehensive income (loss) .........................................         (257)                 2,265
                                                                              ----------             ----------

Comprehensive Income ......................................................      $28,228                $30,083
                                                                              ==========             ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                               June 30,    December 31,    June 30,
                                                                 2004          2003          2003
                                                              ----------   ------------   ----------
                                                                      (Thousands of Dollars)
                       ASSETS
Utility Plant
    Electric .............................................      $666,471      $656,192      $619,161
    Natural gas ..........................................       205,929       199,221       192,135
    Common ...............................................       105,657       104,532       104,338
                                                              ----------    ----------    ----------
                                                                 978,057       959,945       915,634

    Less: Accumulated depreciation .......................       311,526       309,208       381,741
                                                              ----------    ----------    ----------
                                                                 666,531       650,737       533,893

    Construction work in progress ........................        66,254        56,764        79,051
                                                              ----------    ----------    ----------
             Net Utility Plant ...........................       732,785       707,501       612,944
                                                              ----------    ----------    ----------

Other Property and Plant, net ............................        22,461        21,589        18,260
                                                              ----------    ----------    ----------

Current Assets
    Cash and cash equivalents ............................       132,196       125,834       123,695
    Investments ..........................................            --            --        20,426
    Accounts receivable -
        net of allowance for doubtful accounts of
        $4.7 million, $4.6 million, and $3.3 million,
        respectively .....................................        57,297        61,223        70,213
    Accrued unbilled utility revenues ....................         4,949         7,618         4,842
    Other receivables ....................................         3,708        12,216         2,063
    Fuel and materials and supplies - at average cost ....        16,853        19,847        17,734
    Fair value of derivative instruments .................            54           869             5
    Bond defeasance escrow ...............................            --            --        10,201
    Special deposits and prepayments .....................        13,142        23,315        19,658
                                                              ----------    ----------    ----------
             Total Current Assets ........................       228,199       250,922       268,837
                                                              ----------    ----------    ----------

Deferred Charges and Other Assets
    Prefunded pension costs ..............................            --            --       100,625
    Regulatory assets - pension plan .....................        92,816       124,210        34,730
    Intangible asset - pension plan ......................        24,447        24,447            --
    Goodwill .............................................        50,462        50,462        50,462
    Other intangible assets - net ........................        30,149        31,518        33,068
    Regulatory assets ....................................        39,733        67,474        51,460
    Unamortized debt expense .............................         3,860         3,901         3,500
    Other ................................................        19,936        18,468        19,972
                                                              ----------    ----------    ----------
             Total Deferred Charges and Other Assets .....       261,403       320,480       293,817
                                                              ----------    ----------    ----------

                       Total Assets ......................    $1,244,848    $1,300,492    $1,193,858
                                                              ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 June 30,       December 31,       June 30,
                                                                                   2004             2003             2003
                                                                               ------------     ------------     ------------
                                                                                           (Thousands of Dollars)
                  CAPITALIZATION AND LIABILITIES
Capitalization
     Common Stock Equity:
          Common stock, 30,000,000 shares authorized;
            16,862,087 shares issued ($0.10 par value) ....................          $1,686           $1,686           $1,686
     Paid-in capital ......................................................         351,230          351,230          351,230
     Retained earnings ....................................................         190,857          179,395          180,251
     Treasury stock .......................................................         (46,252)         (46,252)         (45,558)
         (1,100,087 shares at June 30, 2004, and at December 31, 2003;
         1,028,487 shares at June 30, 2003) ...............................
     Accumulated comprehensive income (loss) ..............................            (564)            (307)             533
     Capital stock expense ................................................            (328)            (328)            (645)
                                                                               ------------     ------------     ------------
             Total Common Stock Equity ....................................         496,629          485,424          487,497
                                                                               ------------     ------------     ------------

     Cumulative Preferred Stock of a Consolidated Subsidiary
          Not subject to mandatory redemption .............................          21,030           21,030           21,030
          Subject to mandatory redemption .................................              --               --           12,500
                                                                               ------------     ------------     ------------
             Total Cumulative Preferred Stock .............................          21,030           21,030           33,530
                                                                               ------------     ------------     ------------

     Long-term Debt .......................................................         285,881          278,880          269,877
                                                                               ------------     ------------     ------------
             Total Capitalization .........................................         803,540          785,334          790,904
                                                                               ------------     ------------     ------------

Current Liabilities
     Current maturities of long-term debt .................................          15,000           15,000            9,500
     Notes payable ........................................................              --           16,000               --
     Accounts payable .....................................................          35,377           40,602           38,503
     Accrued interest .....................................................           4,667            4,274            4,256
     Dividends payable ....................................................           8,754            8,512            8,971
     Accrued vacation and payroll .........................................           5,728            5,289            3,904
     Customer deposits ....................................................           6,106            5,813            5,345
     Accrued taxes payable ................................................           4,293               --            7,809
     Deferred revenues ....................................................           6,449            8,197            4,092
     Fair value of derivative instruments .................................           1,350               --            2,718
     Other ................................................................          11,697           16,333           17,798
                                                                               ------------     ------------     ------------
             Total Current Liabilities ....................................          99,421          120,020          102,896
                                                                               ------------     ------------     ------------

Deferred Credits and Other Liabilities
     Regulatory liabilities ...............................................         160,480          228,058          176,684
     Operating reserves ...................................................           5,722            5,043            5,110
     Deferred gain - sale of major generating assets ......................           4,944            9,887           14,831
     Accrued environmental remediation costs ..............................          19,418           19,500           19,371
     Accrued other post-employment benefit costs ..........................          14,689           10,561            8,390
     Accrued pension costs ................................................          18,278            9,775            4,931
     Other ................................................................          19,591           16,266            8,175
                                                                               ------------     ------------     ------------
             Total Deferred Credits and Other Liabilities .................         243,122          299,090          237,492
                                                                               ------------     ------------     ------------

Accumulated Deferred Income Tax (Net) .....................................          98,765           96,048           62,566
                                                                               ------------     ------------     ------------

                      Total Capitalization and Liabilities ................      $1,244,848       $1,300,492       $1,193,858
                                                                               ============     ============     ============

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Six Months Ended
                                                                                            June 30
                                                                                       2004           2003
                                                                                    ----------     ----------
                                                                                     (Thousands of Dollars)
Operating Activities:

    Net Income .................................................................       $28,485        $27,818

       Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
             Depreciation and amortization .....................................        17,214         17,981
             Deferred income taxes - net .......................................         9,623          6,519
             Loss on sale of temporary investments .............................            --             16
             Provision for uncollectibles ......................................         2,010          1,621
             Accrued/deferred pension costs ....................................       (10,184)        (9,817)
             Amortization of fossil plant incentive ............................        (4,944)        (4,944)
             Fair value of derivative instruments ..............................         2,165          2,742
             Other - net .......................................................        (1,367)        (8,628)

          Changes in operating assets and liabilities, net:
             Accounts receivable, unbilled revenues and other receivables ......        13,094         (7,951)
             Fuel, materials and supplies ......................................         2,994         (1,701)
             Special deposits and prepayments ..................................         4,026          1,904
             Accounts payable ..................................................        (5,225)        (5,761)
             Accrued taxes and interest ........................................        10,865         18,683
             Deferred natural gas and electric costs ...........................         8,109         20,908
             Customer benefit and carrying charge - net ........................       (12,573)       (19,102)
             Proceeds from sale of emissions allowances ........................         6,780             --
             Other - net .......................................................        (3,766)        (2,976)
                                                                                    ----------     ----------

       Net Cash Provided by Operating Activities ...............................        67,306         37,312
                                                                                    ----------     ----------

Investing Activities:

       Purchase of investments .................................................            --        (21,397)
       Proceeds from sale of temporary investments .............................            --         92,373
       Additions to utility plant and other property and plant .................       (33,064)       (25,870)
       Acquisitions made by competitive business subsidiary ....................            --         (7,697)
       Other - net .............................................................        (1,713)           615
                                                                                    ----------     ----------

       Net Cash (Used in) Provided by Investing Activities .....................       (34,777)        38,024
                                                                                    ----------     ----------

Financing Activities:

       Proceeds from issuance of long-term debt ................................         7,000             --
       Retirement of long-term debt ............................................            --         (5,500)
       Net repayments of short-term debt .......................................       (16,000)            --
       Repurchase of treasury stock ............................................            --        (12,441)
       Dividends paid on common stock ..........................................       (17,023)       (17,212)
       Issuance and redemption costs ...........................................          (144)           (11)
                                                                                    ----------     ----------

       Net Cash Used in Financing Activities ...................................       (26,167)       (35,164)
                                                                                    ----------     ----------

Net Change in Cash and Cash Equivalents ........................................         6,362         40,172

Cash and Cash Equivalents - Beginning of Year ..................................       125,834         83,523
                                                                                    ----------     ----------

Cash and Cash Equivalents - End of Period ......................................      $132,196       $123,695
                                                                                    ==========     ==========

Supplemental Disclosure of Cash Flow Information

       Interest paid ...........................................................        $6,599         $7,317

       Federal and State income tax paid .......................................        $4,906           $350

       2004 Operating activities reflects $75.0 million non-cash offset of deferred pension and OPEB balances to the Customer Benefit Fund

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                  For the Three Months Ended June 30,
                                                                     2004                     2003
                                                                  ----------               ----------
                                                                        (Thousands of Dollars)
Operating Revenues
  Electric ...................................................       $95,993                 $113,122
  Natural gas ................................................        25,630                   28,549
                                                                  ----------               ----------
    Total - own territory ....................................       121,623                  141,671
  Electric sales to other utilities ..........................         1,448                    1,587
  Natural gas sales to other utilities .......................           461                      211
                                                                  ----------               ----------
      Total Operating Revenues ...............................       123,532                  143,469
                                                                  ----------               ----------

Operating Expenses
  Operation:
    Purchased electricity ....................................        55,197                   70,338
    Fuel used in electric generation .........................           120                       27
    Purchased natural gas ....................................        16,066                   18,790
    Other expenses of operation ..............................        24,506                   26,950
  Depreciation and amortization ..............................         7,064                    6,711
  Taxes, other than income tax ...............................         7,652                    7,549
                                                                  ----------               ----------
      Total Operating Expenses ...............................       110,605                  130,365
                                                                  ----------               ----------

Operating Income .............................................        12,927                   13,104
                                                                  ----------               ----------

Other Income
  Allowance for equity funds used during construction ........            74                      117
  Interest on regulatory assets and other interest income ....         2,651                    2,503
  Other - net ................................................         1,741                    1,865
                                                                  ----------               ----------
      Total Other Income .....................................         4,466                    4,485
                                                                  ----------               ----------

Interest Charges
  Interest on mortgage bonds .................................            --                      239
  Interest on other long-term debt ...........................         2,909                    2,627
  Interest on regulatory liabilities and other interest ......         2,164                    2,625
  Allowance for borrowed funds used during construction ......           (49)                    (102)
                                                                  ----------               ----------
      Total Interest Charges .................................         5,024                    5,389
                                                                  ----------               ----------

Income Before Income Taxes ...................................        12,369                   12,200

Income Taxes .................................................         5,407                    5,008
                                                                  ----------               ----------

Net Income ...................................................         6,962                    7,192

Dividends Declared on Cumulative Preferred Stock .............           242                      451
                                                                  ----------               ----------

Income Available for Common Stock ............................        $6,720                   $6,741
                                                                  ==========               ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                  For the Six Months Ended June 30,
                                                                     2004                   2003
                                                                  ----------             ----------
                                                                        (Thousands of Dollars)
Operating Revenues
  Electric ...................................................      $213,892               $226,333
  Natural gas ................................................        84,266                 84,963
                                                                  ----------             ----------
    Total - own territory ....................................       298,158                311,296
  Electric sales to other utilities ..........................         2,818                  2,881
  Natural gas sales to other utilities .......................           529                    235
                                                                  ----------             ----------
      Total Operating Revenues ...............................       301,505                314,412
                                                                  ----------             ----------

Operating Expenses
  Operation:
    Purchased electricity ....................................       127,302                137,838
    Fuel used in electric generation .........................           168                     50
    Purchased natural gas ....................................        55,550                 57,214
    Other expenses of operation ..............................        47,760                 51,249
  Depreciation and amortization ..............................        14,128                 13,421
  Taxes, other than income tax ...............................        14,781                 14,712
                                                                  ----------             ----------
      Total Operating Expenses ...............................       259,689                274,484
                                                                  ----------             ----------

Operating Income .............................................        41,816                 39,928
                                                                  ----------             ----------

Other Income
  Allowance for equity funds used during construction ........           162                    242
  Interest on regulatory assets and other interest income ....         5,354                  4,875
  Other - net ................................................         3,434                  3,760
                                                                  ----------             ----------
      Total Other Income .....................................         8,950                  8,877
                                                                  ----------             ----------

Interest Charges
  Interest on mortgage bonds .................................            --                    502
  Interest on other long-term debt ...........................         5,740                  5,252
  Interest on regulatory liabilities and other interest ......         4,423                  5,450
  Allowance for borrowed funds used during construction ......          (108)                  (210)
                                                                  ----------             ----------
      Total Interest Charges .................................        10,055                 10,994
                                                                  ----------             ----------

Income Before Taxes ..........................................        40,711                 37,811

Income Taxes .................................................        17,261                 15,461
                                                                  ----------             ----------

Net Income ...................................................        23,450                 22,350

Dividends Declared on Cumulative Preferred Stock .............           485                    902
                                                                  ----------             ----------

Income Available for Common Stock ............................       $22,965                $21,448
                                                                  ==========             ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           June 30,    December 31,    June 30,
                                                                             2004          2003          2003
                                                                          ----------   ------------   ----------
                                                                                  (Thousands of Dollars)
                           ASSETS
Utility Plant
    Electric .........................................................      $666,471      $656,192      $619,161
    Natural Gas ......................................................       205,929       199,221       192,135
    Common ...........................................................       105,657       104,532       104,338
                                                                          ----------    ----------    ----------
                                                                             978,057       959,945       915,634

    Less:  Accumulated depreciation ..................................       311,526       309,208       381,741
                                                                          ----------    ----------    ----------
                                                                             666,531       650,737       533,893

    Construction work in progress ....................................        66,254        56,764        79,051
                                                                          ----------    ----------    ----------
            Net Utility Plant ........................................       732,785       707,501       612,944
                                                                          ----------    ----------    ----------

Other Property and Plant, net ........................................           964           968           968
                                                                          ----------    ----------    ----------

Current Assets
    Cash and cash equivalents ........................................        12,887        12,720        38,180
    Accounts receivable -
          net of allowance for doubtful accounts of $3.2 million,
          $3.0 million, and $2.9 million, respectively ...............        36,793        37,487        44,599
    Accrued unbilled utility revenues ................................         4,949         7,618         4,842
    Other receivables ................................................         2,001         9,566         3,004
    Fuel and materials and supplies - at average cost ................        13,995        16,158        13,819
    Fair value of derivative instruments .............................            54           722            --
    Bond defeasance escrow ...........................................            --            --        10,201
    Special deposits and prepayments .................................        10,209        22,503        16,072
                                                                          ----------    ----------    ----------
             Total Current Assets ....................................        80,888       106,774       130,717
                                                                          ----------    ----------    ----------

Deferred Charges and Other Assets
    Prefunded pension costs ..........................................            --            --       100,625
    Regulatory assets - pension plan .................................        92,816       124,210        34,730
    Intangible asset - pension plan ..................................        24,447        24,447            --
    Regulatory assets ................................................        39,733        67,474        51,460
    Unamortized debt expense .........................................         3,860         3,901         3,500
    Other assets .....................................................         9,957         8,100         8,686
                                                                          ----------    ----------    ----------
             Total Deferred Charges and Other Assets .................       170,813       228,132       199,001
                                                                          ----------    ----------    ----------

                       Total Assets ..................................      $985,450    $1,043,375      $943,630
                                                                          ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   June 30,       December 31,       June 30,
                                                                     2004             2003             2003
                                                                 ------------     ------------     ------------
                                                                             (Thousands of Dollars)
               CAPITALIZATION AND LIABILITIES
Capitalization
    Common Stock Equity:
         Common stock, 30,000,000 shares authorized;
           16,862,087 shares issued ($5 par value) ..........         $84,311          $84,311          $84,311
    Paid-in capital .........................................         174,980          174,980          174,980
    Retained earnings .......................................          19,431           13,466           14,426
    Capital stock expense ...................................          (4,961)          (4,961)          (5,278)
                                                                 ------------     ------------     ------------
            Total Common Stock Equity .......................         273,761          267,796          268,439
                                                                 ------------     ------------     ------------

    Cumulative Preferred Stock
         Not subject to mandatory redemption ................          21,030           21,030           21,030
         Subject to mandatory redemption ....................              --               --           12,500
                                                                 ------------     ------------     ------------
            Total Cumulative Preferred Stock ................          21,030           21,030           33,530
                                                                 ------------     ------------     ------------

    Long-term Debt ..........................................         285,881          278,880          269,877
                                                                 ------------     ------------     ------------
            Total Capitalization ............................         580,672          567,706          571,846
                                                                 ------------     ------------     ------------

Current Liabilities
    Current maturities of long-term debt ....................          15,000           15,000            9,500
    Notes payable ...........................................              --           16,000               --
    Accounts payable ........................................          31,026           33,084           33,605
    Accrued interest ........................................           4,667            4,274            4,256
    Dividends payable .......................................             242              242              451
    Accrued vacation and payroll ............................           5,076            5,289            4,931
    Customer deposits .......................................           5,971            5,690            5,345
    Accrued taxes payable ...................................             322               --           10,790
    Fair value of derivative instruments ....................           1,350               --            1,926
    Other ...................................................           6,443            6,622            7,083
                                                                 ------------     ------------     ------------
            Total Current Liabilities .......................          70,097           86,201           77,887
                                                                 ------------     ------------     ------------

Deferred Credits and Other Liabilities
    Regulatory liabilities ..................................         160,480          228,058          176,684
    Operating reserves ......................................           5,722            5,043            5,110
    Deferred gain - sale of major generating assets .........           4,944            9,887           14,831
    Accrued environmental remediation costs .................          19,418           19,500           19,371
    Accrued other post-employment benefit costs .............          14,689           10,561            8,390
    Accrued pension costs ...................................          18,278            9,775            4,931
    Other ...................................................          14,075           12,524            4,193
                                                                 ------------     ------------     ------------
            Total Deferred Credits and Other Liabilities ....         237,606          295,348          233,510
                                                                 ------------     ------------     ------------

Accumulated Deferred Income Tax (Net) .......................          97,075           94,120           60,387
                                                                 ------------     ------------     ------------

            Total Capitalization and Liabilities ............        $985,450       $1,043,375         $943,630
                                                                 ============     ============     ============

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the Six Months Ended
                                                                                               June 30,
                                                                                         2004           2003
                                                                                      ----------     ----------
                                                                                        (Thousands of Dollars)
Operating Activities:

    Net Income ...................................................................       $23,450        $22,350

        Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation and amortization ......................................        14,128         14,805
              Deferred income taxes - net ........................................         9,788          5,156
              Provision for uncollectibles .......................................         1,600          1,755
              Accrued/deferred pension costs .....................................       (10,184)        (9,817)
              Amortization of fossil plant incentive .............................        (4,944)        (4,944)
              Other - net ........................................................        (2,902)        (4,400)

           Changes in operating assets and liabilities - net:
              Accounts receivable, unbilled revenues and other receivables .......         9,328         (8,683)
              Fuel, materials and supplies .......................................         2,163         (1,360)
              Special deposits and prepayments ...................................         4,295          2,471
              Fair value of derivative instruments ...............................         2,018          2,715
              Accounts payable ...................................................        (2,058)        (3,461)
              Accrued taxes and interest .........................................         8,819         15,960
              Deferred natural gas and electric costs ............................         8,109         20,908
              Proceeds from sales of emissions allowances ........................         6,780             --
              Customer benefit and carrying charge - net .........................       (12,573)       (19,102)
              Other - net ........................................................          (215)        (1,489)
                                                                                      ----------     ----------

        Net Cash Provided by Operating Activities ................................        57,602         32,864
                                                                                      ----------     ----------

Investing Activities:

        Additions to plant .......................................................       (29,899)       (24,909)
        Other - net ..............................................................          (907)        (1,189)
                                                                                      ----------     ----------

        Net Cash Used in Investing Activities ....................................       (30,806)       (26,098)
                                                                                      ----------     ----------

Financing Activities:

        Proceeds from issuance of long-term debt .................................         7,000             --
        Retirement and redemption of long-tem debt ...............................            --         (5,500)
        Net borrowings of short-term debt ........................................       (16,000)            --
        Dividends paid on cumulative preferred and common stock ..................       (17,485)       (18,064)
        Issuance and redemption costs ............................................          (144)           (11)
                                                                                      ----------     ----------

        Net Cash Used in Financing Activities ....................................       (26,629)       (23,575)
                                                                                      ----------     ----------

Net Change in Cash and Cash Equivalents ..........................................           167        (16,809)

Cash and Cash Equivalents - Beginning of Year ....................................        12,720         54,989
                                                                                      ----------     ----------

Cash and Cash Equivalents - End of Period ........................................       $12,887        $38,180
                                                                                      ==========     ==========

Supplemental Disclosure of Cash Flow Information

        Interest paid ............................................................        $5,432         $6,094

        Federal and State income tax paid ........................................        $3,905             --

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

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

-----------------------------------------------------------------------------------------
                               June 30, 2004                       December 31, 2003
-----------------------------------------------------------------------------------------
                     Gross Carrying     Accumulated      Gross Carrying      Accumulated
                         Amount         Amortization         Amount          Amortization
-----------------------------------------------------------------------------------------
Customer Lists          $ 38,371          $ 8,890           $ 38,371            $7,609
-----------------------------------------------------------------------------------------
Covenants Not to
Compete                    1,439              771              1,439               683
-----------------------------------------------------------------------------------------
Total Amortizable
Intangibles             $ 39,810          $ 9,661           $ 39,810           $ 8,292
-----------------------------------------------------------------------------------------

      Amortization expense was $0.7 million for the three months ended June 30, 2004, and 2003, respectively, and $1.4 million for each of the six months ended June 30, 2004, and 2003. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is as follows (thousands of dollars):

                           2004           $  2,73
                           2005           $ 2,688
                           2006           $ 2,670
                           2007           $ 2,656
                           2008           $ 2,641

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

CH Energy Group, Inc. Segment Disclosure - 2004

----------------------------------------------------------------------------------------------------------------
                                                    Quarter Ended June 30, 2004
                           -------------------------------------------------------------------------------------
  ($000s Except
Earnings Per Share)
----------------------------------------------------------------------------------------------------------------
                                 Regulated                   Unregulated              Eliminations      Total
----------------------------------------------------------------------------------------------------------------
                                          Natural       Fuel Oil
                           Electric         Gas       Distribution      Other
----------------------------------------------------------------------------------------------------------------
Revenues from
external customers         $  97,441     $  26,091     $  41,555      $     267        $      --      $  165,354
----------------------------------------------------------------------------------------------------------------
Intersegment revenues              3            42            --             --              (45)             --
----------------------------------------------------------------------------------------------------------------
   Total revenues          $  97,444     $  26,133     $  41,555      $     267        $     (45)     $  165,354
----------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                      $   9,948     $   2,179     $  (2,754)     $     586        $      --      $    9,959
----------------------------------------------------------------------------------------------------------------
Net income                 $   5,721     $     999     $  (1,653)     $     429        $      --      $    5,496
----------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                      $    0.37     $    0.06     $   (0.11)     $    0.03(1)     $      --      $     0.35
----------------------------------------------------------------------------------------------------------------
Segment Assets
at 6-30-04                 $ 761,944     $ 223,506     $ 133,135      $ 127,519        $  (1,256)     $1,244,848
----------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.02; the balance of $0.01 was primarily related to Energy Group's investment activities.

----------------------------------------------------------------------------------------------------------------
                                                  Six Months Ended June 30, 2004
                           -------------------------------------------------------------------------------------
  ($000s Except
Earnings Per Share)
----------------------------------------------------------------------------------------------------------------
                                 Regulated                   Unregulated              Eliminations      Total
----------------------------------------------------------------------------------------------------------------
                                          Natural       Fuel Oil
                           Electric         Gas       Distribution      Other
----------------------------------------------------------------------------------------------------------------
Revenues from
external customers         $ 216,710     $  84,795     $ 126,337      $     506        $      --      $  428,348
----------------------------------------------------------------------------------------------------------------
Intersegment revenues              6           192            --             --             (198)             --
----------------------------------------------------------------------------------------------------------------
   Total revenues          $ 216,716     $  84,987     $ 126,337      $     506        $    (198)     $  428,348
----------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                      $  26,078     $  14,148     $   7,362      $   1,633        $      --      $   49,221
----------------------------------------------------------------------------------------------------------------
Net income                 $  15,084     $   7,881     $   4,417      $   1,103        $      --      $   28,485
----------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                      $    0.96     $    0.50     $    0.28      $    0.07(1)     $      --      $     1.81
----------------------------------------------------------------------------------------------------------------
Segment Assets
at 6-30-04                 $ 761,944     $ 223,506     $ 133,135      $ 127,519        $  (1,256)     $1,244,848
----------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.03; the balance of $0.04 was primarily related to Energy Group's investment activities.

CH Energy Group, Inc. Segment Disclosure - 2003

----------------------------------------------------------------------------------------------------------------
                                                         Quarter Ended June 30, 2003
                           -------------------------------------------------------------------------------------
  ($000s Except
Earnings Per Share)
----------------------------------------------------------------------------------------------------------------
                                  Regulated                  Unregulated              Eliminations       Total
----------------------------------------------------------------------------------------------------------------
                                          Natural       Fuel Oil
                           Electric         Gas       Distribution      Other
----------------------------------------------------------------------------------------------------------------
Revenues from
external customers         $ 114,709     $  28,760     $  39,502      $     216        $      --      $  183,187
----------------------------------------------------------------------------------------------------------------
Intersegment revenues              3            74            --             --              (77)             --
----------------------------------------------------------------------------------------------------------------
   Total revenues          $ 114,712     $  28,834     $  39,502      $     216        $     (77)     $  183,187
----------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                      $   9,524     $   2,224     $  (1,540)     $   2,708        $      --      $   12,916
----------------------------------------------------------------------------------------------------------------
Net income                 $   5,411     $   1,330     $    (909)     $   1,793        $      --      $    7,625
----------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                      $    0.34     $    0.09     $   (0.06)     $    0.11(1)     $      --      $     0.48
----------------------------------------------------------------------------------------------------------------
Segment Assets
at 6-30-03                 $ 738,795     $ 204,835     $ 134,784      $ 116,696        $  (1,252)     $1,193,858
----------------------------------------------------------------------------------------------------------------

(1)   The amount is attributable to Energy Group's investment activities.

----------------------------------------------------------------------------------------------------------------
                                                       Six Months Ended June 30, 2003
                           -------------------------------------------------------------------------------------
  ($000s Except
Earnings Per Share)
----------------------------------------------------------------------------------------------------------------
                                  Regulated                  Unregulated              Eliminations       Total
----------------------------------------------------------------------------------------------------------------
                                          Natural       Fuel Oil
                           Electric         Gas       Distribution      Other
----------------------------------------------------------------------------------------------------------------
Revenues from
external customers         $ 229,214     $  85,198     $ 133,389      $     529        $      --      $  448,330
----------------------------------------------------------------------------------------------------------------
Intersegment revenues              6           233            --             --             (239)             --
----------------------------------------------------------------------------------------------------------------
   Total revenues          $ 229,220     $  85,431     $ 133,389      $     529        $    (239)     $  448,330
----------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                      $  23,476     $  13,432     $   7,065      $   3,029        $      --      $   47,002
----------------------------------------------------------------------------------------------------------------
Net income                 $  13,556     $   7,892     $   4,270      $   2,100        $      --      $   27,818
----------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                      $    0.85     $    0.50     $    0.27      $    0.13(1)     $      --      $     1.75
----------------------------------------------------------------------------------------------------------------
Segment Assets
at 6-30-03                 $ 738,795     $ 204,835     $ 134,784      $ 116,696        $  (1,252)     $1,193,858
----------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.01; the balance of $0.12 was related to Energy Group's investment activities.

Central Hudson Gas & Electric Corporation Segment Disclosure

----------------------------------------------------------------------------------------
              ($000)                              Quarter Ended June 30, 2004
----------------------------------------------------------------------------------------
                                                     Natural
                                        Electric       Gas      Eliminations      Total
----------------------------------------------------------------------------------------
Revenues from external customers        $ 97,441     $ 26,091     $     --      $123,532
----------------------------------------------------------------------------------------
Intersegment revenues                          3           42          (45)           --
----------------------------------------------------------------------------------------
   Total Revenues                       $ 97,444     $ 26,133     $    (45)     $123,532
----------------------------------------------------------------------------------------
Earnings before income taxes            $ 10,130     $  2,239     $     --      $ 12,369
----------------------------------------------------------------------------------------
Net Income                              $  5,903     $  1,059     $     --      $  6,962
----------------------------------------------------------------------------------------
Income Available for Common Stock       $  5,721     $    999     $     --      $  6,720
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
              ($000)                            Six Months Ended June 30, 2004
----------------------------------------------------------------------------------------
                                                      Natural
                                        Electric        Gas     Eliminations      Total
----------------------------------------------------------------------------------------
Revenues from external customers        $216,710     $ 84,795     $     --      $301,505
----------------------------------------------------------------------------------------
Intersegment revenues                          6          192         (198)           --
----------------------------------------------------------------------------------------
   Total Revenues                       $216,716     $ 84,987     $   (198)     $301,505
----------------------------------------------------------------------------------------
Earnings before income taxes            $ 26,443     $ 14,268     $     --      $ 40,711
----------------------------------------------------------------------------------------
Net Income                              $ 15,449     $  8,001     $     --      $ 23,450
----------------------------------------------------------------------------------------
Income Available for Common Stock       $ 15,084     $  7,881     $     --      $ 22,965
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
              ($000)                          Quarter Ended June 30, 2003
----------------------------------------------------------------------------------------
                                                      Natural
                                        Electric        Gas     Eliminations      Total
----------------------------------------------------------------------------------------
Revenues from external customers        $114,709     $ 28,760     $     --      $143,469
----------------------------------------------------------------------------------------
Intersegment revenues                          3           74     $    (77)     $     --
----------------------------------------------------------------------------------------
   Total Revenues                       $114,712     $ 28,834     $    (77)     $143,469
----------------------------------------------------------------------------------------
Earnings before income taxes            $  9,862     $  2,338     $     --      $ 12,200
----------------------------------------------------------------------------------------
Net Income                              $  5,748     $  1,444     $     --      $  7,192
----------------------------------------------------------------------------------------
Income Available for Common Stock       $  5,411     $  1,330     $     --      $  6,741
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
              ($000)                        Six Months Ended June 30, 2003
----------------------------------------------------------------------------------------
                                                      Natural
                                        Electric        Gas     Eliminations      Total
----------------------------------------------------------------------------------------
Revenues from external customers        $229,214     $ 85,198     $     --      $314,412
----------------------------------------------------------------------------------------
Intersegment revenues                   $      6     $    233     $   (239)     $     --
----------------------------------------------------------------------------------------
   Total Revenues                       $229,220     $ 85,431     $   (239)     $314,412
----------------------------------------------------------------------------------------
Earnings before income taxes            $ 24,153     $ 13,658     $     --      $ 37,811
----------------------------------------------------------------------------------------
Net Income                              $ 14,232     $  8,118     $     --      $ 22,350
----------------------------------------------------------------------------------------
Income Available for Common Stock       $ 13,556     $  7,892     $     --      $ 21,448
----------------------------------------------------------------------------------------

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

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the Plan as of June 30, 2004, is as follows:

                                             Weighted       Weighted
                                              Average       Average
                                             Exercise      Remaining
                                Shares        Price      Contract Life
                             -----------------------------------------
Outstanding at 1/1/04           107,360       $44.16        7.57
           Granted                   --           --          --
           Exercised             15,240        38.81          --
           Forfeited                 --           --          --
                             ----------       ------        ----
Outstanding at 6/30/04           92,120       $45.05        7.23 years
                             ==========       ======        ====

Total Shares Outstanding     15,762,000
                             ==========
Potential Dilution                  0.6%
                             ==========

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
                              ======                               ======

NOTE 6 - INVENTORY

Inventory is valued at average cost and is comprised of the following:

--------------------------------------------------------------------------------
                                                         Energy Group
--------------------------------------------------------------------------------
                                              June 30,   December 31,   June 30,
                                                2004        2003          2003
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------
Natural Gas                                   $  7,813     $  9,802     $  7,332
--------------------------------------------------------------------------------
Petroleum Products and Propane                   1,853        2,779        3,084
--------------------------------------------------------------------------------
Materials and Supplies                           7,187        7,266        7,318
--------------------------------------------------------------------------------
Total                                         $ 16,853     $ 19,847     $ 17,734
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                       Central Hudson
--------------------------------------------------------------------------------
                                              June 30,   December 31,   June 30,
                                                2004        2003          2003
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------
Natural Gas                                   $  7,813     $  9,802     $  7,332
--------------------------------------------------------------------------------
Petroleum Products and Propane                     454          505          333
--------------------------------------------------------------------------------
Materials and Supplies                           5,728        5,851        6,154
--------------------------------------------------------------------------------
Total                                         $ 13,995     $ 16,158     $ 13,819
--------------------------------------------------------------------------------

NOTE 7 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefits costs for its Pension and Other Post-Employment Benefit ("OPEB") plans for the quarters and six months ended June 30, 2004, and 2003:

                                                         Quarter Ended June 30,
                                                         ----------------------
                                                                     Other Post-Employment
                                              Pension Benefits             Benefits
                                           -----------------------------------------------
                                             2004         2003         2004         2003
                                               (In Thousands)            (In Thousands)
                                           -----------------------------------------------
Service cost                               $  1,739     $  1,486     $    931     $    715

Interest cost                                 5,378        5,240        2,313        2,161

Expected return on plan assets               (5,510)      (5,352)      (1,234)      (1,149)

Amortization of:
     Prior service cost                         538          427           (2)          (2)
     Transitional (asset) or obligation          --           --          642          642

Recognized actuarial (gain) or loss           2,209        2,195          786          673
                                           --------     --------     --------     --------

Net periodic benefit cost                  $  4,354     $  3,996     $  3,436     $  3,040
                                           ========     ========     ========     ========

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                                     Other Post-Employment
                                              Pension Benefits             Benefits
                                           -----------------------------------------------
                                             2004         2003         2004         2003
                                               (In Thousands)            (In Thousands)
                                           -----------------------------------------------
Service cost                               $  3,478     $  2,971     $  1,863     $  1,430

Interest cost                                10,756       10,481        4,625        4,322

Expected return on plan assets              (11,020)     (10,705)      (2,469)      (2,298)

Amortization of:
     Prior service cost                       1,076          853           (5)          (5)
     Transitional (asset) or obligation          --           --        1,283        1,283

Recognized actuarial (gain) or loss           4,418        4,390        1,573        1,347
                                           --------     --------     --------     --------

Net periodic benefit cost                  $  8,708     $  7,990     $  6,870     $  6,079
                                           ========     ========     ========     ========

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

      Changes in Energy Group's and Central Hudson's cash and temporary cash investments resulting from operating, investing, and financing activities for the six months ended June 30, 2004, and June 30, 2003, are summarized as follows:

Energy Group - Cash Flow Summary

--------------------------------------------------------------------------------
                                                                     Variance
(Millions of Dollars)                      2004          2003      2004 vs. 2003
--------------------------------------------------------------------------------
Operating Activities                     $  67.3       $  37.3       $  30.0
--------------------------------------------------------------------------------
Investing Activities                       (34.8)         38.0         (72.8)
--------------------------------------------------------------------------------
Financing Activities                       (26.1)        (35.2)          9.1
--------------------------------------------------------------------------------
Net change for the period                    6.4          40.1         (33.7)
--------------------------------------------------------------------------------
Balance at beginning of period             125.8          83.5          42.3
--------------------------------------------------------------------------------
Balance at end of period                 $ 132.2       $ 123.6       $   8.6
--------------------------------------------------------------------------------

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

Central Hudson - Cash Flow Summary

--------------------------------------------------------------------------------
                                                                     Variance
(Millions of Dollars)                      2004          2003      2004 vs. 2003
--------------------------------------------------------------------------------
Operating Activities                     $  57.6       $  32.9       $  24.7
--------------------------------------------------------------------------------
Investing Activities                       (30.8)        (26.1)         (4.7)
--------------------------------------------------------------------------------
Financing Activities                       (26.6)        (23.6)         (3.0)
--------------------------------------------------------------------------------
Net change for the period                     .2         (16.8)         17.0
--------------------------------------------------------------------------------
Balance at beginning of period              12.7          55.0         (42.3)
--------------------------------------------------------------------------------
Balance at end of period                 $  12.9       $  38.2       $ (25.3)
--------------------------------------------------------------------------------

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

OPERATING REVENUES

      Energy Group's operating revenues decreased $17.8 million, or 9.7%, from $183.2 million in the second quarter of 2003 to $165.4 million for the second quarter of 2004. For the six months ended June 30, 2004, Energy Group's operating revenues decreased $20 million, or 4.5%, from $448.3 million for the six months ended June 30, 2003, to $428.3 million for the six months ended June 30, 2004. Details of these revenue changes by electric, natural gas, and unregulated subsidiaries are as follows (thousands of dollars):

-------------------------------------------------------------------------------
                                      2004/2003 Increase (Decrease)
                                     Three Months Ended June 30, 2004
-------------------------------------------------------------------------------
                                           Natural
                             Electric        Gas         Unregulated     Total
-------------------------------------------------------------------------------
Customer Revenues(a)         $  1,256     $   (763)(b)    $  2,104     $  2,597
-------------------------------------------------------------------------------
Other Utilities' Revenues        (139)         250              --          111
-------------------------------------------------------------------------------
Energy Cost Adjustment        (15,772)      (2,545)             --      (18,317)
-------------------------------------------------------------------------------
Deferred Revenues(c)           (2,503)         416              --       (2,087)
-------------------------------------------------------------------------------
Miscellaneous                    (110)         (27)             --         (137)
-------------------------------------------------------------------------------
       Total                 $(17,268)    $ (2,669)       $  2,104     $(17,833)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                      2004/2003 Increase (Decrease)
                                      Six Months Ended June 30, 2004
-------------------------------------------------------------------------------
                                           Natural
                             Electric        Gas         Unregulated     Total
-------------------------------------------------------------------------------
Customer Revenues(a)         $  1,622     $   (719)(b)    $ (7,075)    $ (6,172)
-------------------------------------------------------------------------------
Other Utilities' Revenues         (64)         294              --          230
-------------------------------------------------------------------------------
Energy Cost Adjustment        (11,343)      (1,117)             --      (12,460)
-------------------------------------------------------------------------------
Deferred Revenues(c)           (3,673)         273              --       (3,400)
-------------------------------------------------------------------------------
Miscellaneous                     954          866              --        1,820
-------------------------------------------------------------------------------
       Total                 $(12,504)    $   (403)       $ (7,075)    $(19,982)
-------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                         % Increase (Decrease) From 2003
--------------------------------------------------------------------------------
                        Three Months Ended June 30      Six Months Ended June 30
--------------------------------------------------------------------------------
                        Electric       Natural Gas      Electric         Natural
--------------------------------------------------------------------------------
Residential                   3%           (11)%              3%            (4)%
--------------------------------------------------------------------------------
Commercial                    4%            (5)%              3%            (1)%
--------------------------------------------------------------------------------
Industrial                    4%           (13)%              4%           (11)%
--------------------------------------------------------------------------------
Interruptible              (N/A)            (3)%           (N/A)            (2)%
--------------------------------------------------------------------------------

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

OTHER INCOME

      Energy Group's other income decreased $2.2 million and $1.3 million, respectively, for the quarter and six months ended June 30, 2004, as compared to the same periods in the 2003. The reduction was largely attributable to decreased interest and investment income from Energy Group. The decrease was due to the recording of capital gains in the second quarter of 2003 from the liquidation of Energy Group's Alternate Investment Program. Also, reference is made to Note 2 - "Regulatory Matters" and, in particular, "Expiring Amortization" in the Corporations' 10-K Annual Report.

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

      Regulatory Risks Related to Limitations on the Potential to Pass Through Increased Costs

      Central Hudson's Rate Order effective November 1, 2001, and the Joint Proposal Order effective June 2004 (together the "Rate Plans") cover the rates it can charge customers and contain a number of related provisions. Rates charged to customers generally may not be changed during the respective limited terms of the Rate Plans, other than for the recovery of energy costs and limited other exceptions. As a result, the Rate Plans may not reflect all of the increased construction and other costs that may be experienced after the date the Rate Plans became effective. The approval of new rate plans or changes to existing Rate Plans could have a significant effect on financial position, results of operations, and/or cash flows. The current Rate Plans and material matters relating to potential rate changes are described in Item 2 - "Regulatory Matters." The current Rate Plans permit Central Hudson to file for changes in rates any time after June 30, 2004, but rates are generally not changed by the PSC until eleven months after the filing of proposed rate changes. Central Hudson expects to file for new retail rates within the next two year period. It cannot predict the rates that will be established by the PSC, or whether its business may be adversely affected by the rates determined, in such proceeding.

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

ITEM 1 - LEGAL PROCEEDINGS

      Asbestos Litigation

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of Energy Group was held on Tuesday, April 27, 2004. For a description of the matters voted on and the election outcome, see Part II, Item 4 of Registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

  Exhibit No.
Regulation S-K
   Item 601
  Designation                 Exhibit Description

10.1 Credit Agreement dated as of June 30, 2004, among Central Hudson, the Lenders party thereto, and J.P. Morgan Chase Bank, as Administrative Agent Arranger.*

12(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges for Energy Group.*

12(i)(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Fixed Charges and Preferred Dividends for Central Hudson.*

31.1              Rule 13a-14(a)/15d-14(a) Certification by Steven V. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Christopher M.
                  Capone.

32.1              Section 1350 Certification by Steven V. Lant.

32.2              Section 1350 Certification by Christopher M. Capone.

99(i)13 Order of the PSC, issued and effective April 6, 2004, authorizing new revolving credit facilities and a New Medium Term Note Program for Central Hudson.*

99(i)14 Order of the PSC, issued and effective June 14, 2004, modifying the rate plan.*

* Incorporated herein by reference to Energy Group and Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

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

                                  CH ENERGY GROUP, INC.
                                       (Registrant)


                                  By: /s/ Donna S. Doyle
                                  ----------------------------------------------
                                      Donna S. Doyle
                                      Vice President - Accounting and Controller


                                  CENTRAL HUDSON GAS & ELECTRIC
                                  CORPORATION
                                       (Co-Registrant)


                                  By: /s/ Donna S. Doyle
                                  ----------------------------------------------
                                      Donna S. Doyle
                                      Vice President - Accounting and Controller

Date: August 24, 2004

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

  Exhibit No.
Regulation S-K
   Item 601
  Designation               Exhibit Description

10.1 Credit Agreement dated as of June 30,2004, among Central Hudson, the Lenders party thereto, and J.P. Morgan Chase Bank, as Administrative Agent Arranger.*

12(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges for Energy Group.*

12(i)(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Fixed Charges and Preferred Dividends for Central Hudson.*

31.1              Rule 13a-14(a)/15d-14(a) Certification by Steven V. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Christopher M.
                  Capone.

32.1              Section 1350 Certification by Steven V. Lant.

32.2              Section 1350 Certification by Christopher M. Capone.

99(i)13 Order of the PSC, issued and effective April 6, 2004, authorizing new revolving credit facilities and a New Medium Term Note Program for Central Hudson.*

399(i)14 Order of the PSC, issued and effective June 14, 2004, modifying the rate plan.*

* Incorporated herein by reference to Energy Group and Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.