Form 10-Q/A
period 2004-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2004-09-24
CIK 18647, 1061393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A
                                 ---------------
                                 AMENDMENT NO. 2

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................June 30, 2004

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

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

                           Yes  _X_                No  ____

     Indicate by check mark whether Energy Group is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        Yes  __X_           No  ____

     Indicate by check mark whether Central Hudson is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        Yes  _____           No  _X__



     As of the close of business on September 22, 2004, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H)(2).


                                Explanatory Note:

This Amendment No. 2 to Form 10-Q/A is being filed to amend Exhibit 31 to the Registrants' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, previously filed with the Commission.

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

31.2          Rule 13a-14(a)/15d-14(a) Certification by Christopher M. Capone.

32.1          Section 1350 Certification by Steven V. Lant.*

32.2          Section 1350 Certification by Christopher M. Capone.*

99(i)13 Order of the PSC, issued and effective April 6, 2004, authorizing new revolving credit facilities and a New Medium Term Note Program for Central Hudson.*

99(i)14 Order of the PSC, issued and effective June 14, 2004, modifying the rate plan.*

     * Incorporated herein by reference to Energy Group and Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as amended by amendment no. 1.

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

                                           CH ENERGY GROUP, INC.
                                                (Registrant)


                                           By: /s/ Christopher M. Capone
                                           ------------------------------
                                           Christopher M. Capone
                                           Chief Financial Officer and Treasurer


                                           CENTRAL HUDSON GAS & ELECTRIC
                                           CORPORATION
                                                 (Co-Registrant)


                                           By: /s/ Christopher M. Capone
                                           -------------------------------
                                           Christopher M. Capone
                                           Chief Financial Officer and Treasurer

Date: September 24, 2004

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

31.2           Rule 13a-14(a)/15d-14(a) Certification by Christopher M. Capone.

32.1           Section 1350 Certification by Steven V. Lant.*

32.2           Section 1350 Certification by Christopher M. Capone.*

99(i)13 Order of the PSC, issued and effective April 6, 2004, authorizing new revolving credit facilities and a New Medium
               Term Note Program for Central Hudson.*

99(i)14 Order of the PSC, issued and effective June 14, 2004, modifying the rate plan.*

     * Incorporated herein by reference to Energy Group and Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as amended by amendment no. 1.