Form 10-Q
period 2004-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2004-11-08
CIK 18647, 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................September 30, 2004

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

      Yes |_| No |X|

      As of the close of business on November 3, 2004, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION
(H)(2).

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1 - Consolidated (Unaudited) Financial Statements

             CH ENERGY GROUP, INC.
             Consolidated Statement of Income -
              Three Months Ended September 30, 2004, and 2003                1

             Consolidated Statement of Income -
              Nine Months Ended September 30, 2004, and 2003                 2

             Consolidated Statement of Comprehensive Income
              Three Months Ended September 30, 2004, and 2003                3

             Consolidated Statement of Comprehensive Income
              Nine Months Ended September 30, 2004, and 2003                 4

             Consolidated Balance Sheet - September 30, 2004,
              December 31, 2003, and September 30, 2003                      5

             Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 2004, and 2003                 7

             CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             Consolidated Statement of Income -
              Three Months Ended September 30, 2004, and 2003                8

             Consolidated Statement of Income -
               Nine Months Ended September 30, 2004, and 2003                9

             Consolidated Balance Sheet - September 30, 2004,
              December 31, 2003, and September 30, 2003                     10

             Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 2004, and 2003                12

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1 - Consolidated (Unaudited) Financial Statements (Cont'd)

            Notes to Consolidated Financial Statements                      13

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      30

Item 3 - Quantitative and Qualitative Disclosures
         about Market Risk                                                  46

Item 4 - Controls and Procedures                                            47

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings                                                  48

Item 5 - Other Information                                                  48

Item 6 - Exhibits                                                           49

Signatures                                                                  50

Exhibit Index                                                               51

Certifications                                                              52

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

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                              CH ENERGY GROUP, INC
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                    For the Three Months Ended September 30,
                                                                                          2004                   2003
                                                                                        ---------              ---------
                                                                                             (Thousands of Dollars)
Operating Revenues
  Electric .....................................................................        $ 113,122              $ 124,181
  Natural gas ..................................................................           11,426                 11,104
  Competitive business subsidiaries ............................................           37,324                 34,542
                                                                                        ---------              ---------
      Total Operating Revenues .................................................          161,872                169,827
                                                                                        ---------              ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .................           66,947                 73,792
    Purchased natural gas ......................................................            4,571                  6,892
    Purchased petroleum ........................................................           28,056                 21,315
    Other expenses of operation - regulated activities .........................           24,658                 29,263
    Other expenses of operation - competitive business subsidiaries ............           12,027                 13,106
  Depreciation and amortization ................................................            8,627                  8,346
  Taxes, other than income tax .................................................            7,644                  8,330
                                                                                        ---------              ---------
      Total Operating Expenses .................................................          152,530                161,044
                                                                                        ---------              ---------

Operating Income ...............................................................            9,342                  8,783
                                                                                        ---------              ---------

Other Income
  Allowance for equity funds used during construction ..........................               92                    115
  Interest on regulatory assets and investment income ..........................            1,987                  3,193
  Other - net ..................................................................            1,339                  1,902
                                                                                        ---------              ---------
      Total Other Income .......................................................            3,418                  5,210
                                                                                        ---------              ---------

Interest and Other Charges
  Interest on mortgage bonds ...................................................               --                     68
  Interest on other long-term debt .............................................            2,696                  2,599
  Interest on regulatory liabilities and other interest ........................            1,041                  3,223
  Allowance for borrowed funds used during construction ........................              (61)                   (99)
  Cumulative Preferred Stock Dividends of Central Hudson .......................              242                    242
                                                                                        ---------              ---------
      Total Interest and Other Charges .........................................            3,918                  6,033
                                                                                        ---------              ---------

Income Before Income Taxes .....................................................            8,842                  7,960

Income Taxes ...................................................................            4,391                  3,255
                                                                                        ---------              ---------

Net Income .....................................................................            4,451                  4,705
Dividends Declared on Common Stock .............................................            8,511                  8,511
                                                                                        ---------              ---------

Balance Retained (Deficit Accumulated) in the Business .........................        ($  4,060)             ($  3,806)
                                                                                        =========              =========

Common Stock:
    Average Shares Outstanding (000) - Basic ...................................           15,762                 15,767
                                     - Diluted .................................           15,770                 15,771

    Earnings Per Share - Basic .................................................        $    0.28              $    0.30
                       - Diluted ...............................................        $    0.28              $    0.29

    Dividends Declared Per Share ...............................................        $    0.54              $    0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                  For the Nine Months Ended September 30,
                                                                                         2004                   2003
                                                                                      ---------              ---------
                                                                                           (Thousands of Dollars)
Operating Revenues
  Electric ...................................................................        $ 329,833              $ 353,396
  Natural gas ................................................................           96,220                 96,301
  Competitive business subsidiaries ..........................................          164,166                168,460
                                                                                      ---------              ---------
      Total Operating Revenues ...............................................          590,219                618,157
                                                                                      ---------              ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation ...............          194,416                211,680
    Purchased natural gas ....................................................           60,121                 72,887
    Purchased petroleum ......................................................          115,852                106,458
    Other expenses of operation - regulated activities .......................           72,418                 80,510
    Other expenses of operation - competitive business subsidiaries ..........           39,598                 41,720
  Depreciation and amortization ..............................................           25,842                 24,943
  Taxes, other than income tax ...............................................           22,536                 23,127
                                                                                      ---------              ---------
      Total Operating Expenses ...............................................          530,783                561,325
                                                                                      ---------              ---------

Operating Income .............................................................           59,436                 56,832
                                                                                      ---------              ---------

Other Income
  Allowance for equity funds used during construction ........................              254                    357
  Interest on regulatory assets and investment income ........................            7,824                 10,654
  Other - net ................................................................            4,955                  5,048
                                                                                      ---------              ---------
      Total Other Income .....................................................           13,033                 16,059
                                                                                      ---------              ---------

Interest and Other Charges
  Interest on mortgage bonds .................................................               --                    570
  Interest on other long-term debt ...........................................            8,436                  7,850
  Interest on regulatory liabilities and other interest ......................            5,413                  8,673
  Allowance for borrowed funds used during construction ......................             (169)                  (309)
  Cumulative Preferred Stock Dividends of Central Hudson .....................              727                  1,145
                                                                                      ---------              ---------
      Total Interest and Other Charges .......................................           14,407                 17,929
                                                                                      ---------              ---------

Income Before Income Taxes ...................................................           58,062                 54,962

Income Taxes .................................................................           25,126                 22,439
                                                                                      ---------              ---------

Net Income ...................................................................           32,936                 32,523
Dividends Declared on Common Stock ...........................................           25,534                 25,582
                                                                                      ---------              ---------

Balance Retained in the Business .............................................        $   7,402              $   6,941
                                                                                      =========              =========

Common Stock:
    Average Shares Outstanding (000) - Basic .................................           15,762                 15,854
                                     - Diluted ...............................           15,771                 15,857

    Earnings Per Share - Basic ...............................................        $    2.09              $    2.05
                       - Diluted .............................................        $    2.08              $    2.05

    Dividends Declared Per Share .............................................        $    1.62              $    1.62

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                 For the Three Months Ended September 30,
                                                                                        2004                 2003
                                                                                       ------              -------
                                                                                          (Thousands of Dollars)
Net Income ....................................................................        $4,451              $ 4,705

Other comprehensive income:

  Net unrealized gains (losses) net of tax and net income realization:
     FAS 133 Designated Cash Flow Hedges, net of tax of $(38) and $(2) ........            57                    2
     Investments, net of tax of $(79) and $484 ................................           119                 (810)
                                                                                       ------              -------

Other comprehensive income (loss) .............................................           176                 (808)
                                                                                       ------              -------

Comprehensive Income ..........................................................        $4,627              $ 3,897
                                                                                       ======              =======

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                   For the Nine Months Ended September 30,
                                                                                          2004                 2003
                                                                                        --------             --------
                                                                                           (Thousands of Dollars)
Net Income .....................................................................        $ 32,936             $ 32,523

Other comprehensive income:

   Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges, net of tax of $20 and $10 ...........             (31)                 (14)
      Investments, net of tax of $33 and $(884) ................................             (50)               1,471
                                                                                        --------             --------

Other comprehensive income (loss) ..............................................             (81)               1,457
                                                                                        --------             --------

Comprehensive Income ...........................................................        $ 32,855             $ 33,980
                                                                                        ========             ========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       September 30,         December 31,         September 30,
                                ASSETS                                      2004                 2003                 2003
                                                                       -------------         ------------         -------------
                                                                                        (Thousands of Dollars)
Utility Plant
       Electric ..................................................       $  672,014           $  656,192           $  624,391
       Natural gas ...............................................          208,866              199,221              193,778
       Common ....................................................          106,258              104,532              105,450
                                                                         ----------           ----------           ----------
                                                                            987,138              959,945              923,619

       Less:  Accumulated depreciation ...........................          315,366              309,208              309,439
                                                                         ----------           ----------           ----------
                                                                            671,772              650,737              614,180

       Construction work in progress .............................           70,415               56,764               84,430
                                                                         ----------           ----------           ----------
               Net Utility Plant .................................          742,187              707,501              698,610
                                                                         ----------           ----------           ----------

Other Property and Plant, net ....................................           22,830               21,589               18,350
                                                                         ----------           ----------           ----------

Current Assets
       Cash and cash equivalents .................................          130,895              125,834              129,240
       Accounts receivable -
             net of allowance for doubtful accounts of
             $5.1 million, $4.6 million, and $3.8 million,
             respectively ........................................           50,976               61,223               65,200
       Accrued unbilled utility revenues .........................            5,496                7,618                4,952
       Other receivables .........................................            3,344               12,216                2,375
       Fuel and materials and supplies - at average cost .........           25,116               19,847               23,094
       Fair value of derivative instruments ......................            3,081                  869                   14
       Special deposits and prepayments ..........................           18,753               23,315               34,570
                                                                         ----------           ----------           ----------
                Total Current Assets .............................          237,661              250,922              259,445
                                                                         ----------           ----------           ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ..........................           86,559              124,210              118,732
       Intangible asset - pension plan ...........................           22,291               24,447               24,447
       Goodwill ..................................................           50,462               50,462               50,462
       Other intangible assets - net .............................           29,464               31,518               32,319
       Regulatory assets .........................................           43,207               67,474               63,921
       Unamortized debt expense ..................................            3,770                3,901                3,583
       Other .....................................................           19,220               18,468               19,555
                                                                         ----------           ----------           ----------
                Total Deferred Charges and Other Assets ..........          254,973              320,480              313,019
                                                                         ----------           ----------           ----------

                          Total Assets ...........................       $1,257,651           $1,300,492           $1,289,424
                                                                         ==========           ==========           ==========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                               September 30,       December 31,        September 30,
                  CAPITALIZATION AND LIABILITIES                                   2004                2003                 2003
                                                                               -------------       ------------        -------------
                                                                                              (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($0.10 par value) ..............        $     1,686         $     1,686         $     1,686
        Paid-in capital ................................................            351,230             351,230             351,230
        Retained earnings ..............................................            186,796             179,395             176,445
        Treasury stock:
            (1,100,087 shares at September 30, 2004,
            December 31, 2003, and September 30, 2003) .................            (46,252)            (46,252)            (46,252)
        Accumulated comprehensive income (loss) ........................               (388)               (307)               (275)
        Capital stock expense ..........................................               (328)               (328)               (641)
                                                                                -----------         -----------         -----------
                Total Common Stock Equity ..............................            492,744             485,424             482,193
                                                                                -----------         -----------         -----------

        Cumulative Preferred Stock of a Consolidated Subsidiary
             Not subject to mandatory redemption .......................             21,030              21,030              21,030
                                                                                -----------         -----------         -----------
                Total Cumulative Preferred Stock .......................             21,030              21,030              21,030
                                                                                -----------         -----------         -----------

        Long-term Debt .................................................            285,880             278,880             293,877
                                                                                -----------         -----------         -----------
                Total Capitalization ...................................            799,654             785,334             797,100
                                                                                -----------         -----------         -----------

Current Liabilities
        Current maturities of long-term debt ...........................                 --              15,000              12,500
        Notes payable ..................................................             37,000              16,000              20,000
        Accounts payable ...............................................             35,732              40,602              31,919
        Accrued interest ...............................................              2,410               4,274               2,971
        Dividends payable ..............................................              8,754               8,512               8,754
        Accrued vacation and payroll ...................................              5,540               5,289               3,904
        Customer deposits ..............................................              6,267               5,813               5,539
        Accrued taxes payable ..........................................                 --                  --               3,849
        Deferred revenues ..............................................              9,650               8,197               9,262
        Fair value of derivative instruments ...........................                 --                  --               2,659
        Other ..........................................................             10,877              16,333              17,221
                                                                                -----------         -----------         -----------
                Total Current Liabilities ..............................            116,230             120,020             118,578
                                                                                -----------         -----------         -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities .........................................            161,081             228,058             240,480
        Operating reserves .............................................              5,930               5,043               5,367
        Deferred gain - sale of major generating assets ................              2,472               9,887              12,359
        Accrued environmental remediation costs ........................             19,500              19,500              19,305
        Accrued other post-employment benefit costs ....................             13,930              10,561               7,747
        Accrued pension costs ..........................................             13,313               9,775               6,621
        Other ..........................................................             20,622              16,266              11,996
                                                                                -----------         -----------         -----------
                Total Deferred Credits and Other Liabilities ...........            236,848             299,090             303,875
                                                                                -----------         -----------         -----------

Accumulated Deferred Income Tax (Net) ..................................            104,919              96,048              69,871
                                                                                -----------         -----------         -----------

                         Total Capitalization and Liabilities ..........        $ 1,257,651         $ 1,300,492         $ 1,289,424
                                                                                ===========         ===========         ===========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For the Nine Months Ended
                                                                                                    September 30
                                                                                              2004                 2003
                                                                                            ---------            ---------
Operating Activities:                                                                           (Thousands of Dollars)
    Net Income .......................................................................      $  32,936            $  32,523

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
             Depreciation and amortization ...........................................         25,842               24,943
             Deferred income taxes - net .............................................         16,569               14,098
             Provision for uncollectibles ............................................          3,594                2,892
             Accrued/deferred pension costs ..........................................        (13,792)             (14,084)
             Amortization of fossil plant incentive ..................................         (7,415)              (7,415)
             Other - net .............................................................          2,766                3,472

          Changes in operating assets and liabilities, net:
             Accounts receivable, unbilled revenues and other receivables ............         17,647               (4,489)
             Fuel, materials and supplies ............................................         (5,269)              (7,061)
             Special deposits and prepayments ........................................          1,575               (3,193)
             Contribution - prefunded pensions costs .................................             --              (10,000)
             Accounts payable ........................................................         (4,870)             (13,898)
             Accrued taxes and interest ..............................................          1,320               14,615
             Deferred natural gas and electric costs .................................          2,608               14,372
             Customer benefit and carrying charge - net ..............................        (14,604)             (29,272)
             Proceeds from sale of emissions allowances ..............................         13,576                   --
             Other - net .............................................................         (4,902)              (1,504)
                                                                                            ---------            ---------

       Net Cash Provided by Operating Activities .....................................         67,581               15,999
                                                                                            ---------            ---------

Investing Activities:

       Purchase of investments .......................................................             --              (22,221)
       Proceeds from sale of temporary investments ...................................             --              111,539
       Additions to utility plant and other property and plant .......................        (48,396)             (41,297)
       Acquisitions made by competitive business subsidiary ..........................             --               (7,697)
       Other - net ...................................................................         (1,446)                (734)
                                                                                            ---------            ---------

       Net Cash (Used in) Provided by Investing Activities ...........................        (49,842)              39,590
                                                                                            ---------            ---------

Financing Activities:

       Proceeds from issuance of long-term debt ......................................          7,000               24,000
       Retirement of long-term debt ..................................................        (15,000)             (15,000)
       Net borrowings of short-term debt .............................................         21,000               20,000
       Repurchase of treasury stock ..................................................             --              (13,135)
       Dividends paid on common stock ................................................        (25,534)             (25,582)
       Issuance and redemption costs .................................................           (144)                (155)
                                                                                            ---------            ---------

       Net Cash Used in Financing Activities .........................................        (12,678)              (9,872)
                                                                                            ---------            ---------

Net Change in Cash and Cash Equivalents ..............................................          5,061               45,717

Cash and Cash Equivalents - Beginning of Year ........................................        125,834               83,523
                                                                                            ---------            ---------

Cash and Cash Equivalents - End of Period ............................................      $ 130,895            $ 129,240
                                                                                            =========            =========

Supplemental Disclosure of Cash Flow Information

       Interest paid .................................................................      $  12,126            $  12,249

       Federal and State income tax paid .............................................      $  11,133            $     383

As authorized in the Joint Proposal Order $83 million of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for the nine months ended September 30, 2004.

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                              For the Three Months Ended September 30,
                                                                                    2004                    2003
                                                                                  ---------               ---------
                                                                                       (Thousands of Dollars)
Operating Revenues
  Electric ...............................................................        $ 111,665               $ 122,451
  Natural gas ............................................................           10,836                  11,075
                                                                                  ---------               ---------
    Total - own territory ................................................          122,501                 133,526
  Electric sales to other utilities ......................................            1,457                   1,730
  Natural gas sales to other utilities ...................................              590                      29
                                                                                  ---------               ---------
      Total Operating Revenues ...........................................          124,548                 135,285
                                                                                  ---------               ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation ...........           66,947                  73,792
    Purchased natural gas ................................................            4,571                   4,292
    Other expenses of operation ..........................................           24,658                  29,262
  Depreciation and amortization ..........................................            7,064                   6,711
  Taxes, other than income tax ...........................................            7,567                   8,256
                                                                                  ---------               ---------
      Total Operating Expenses ...........................................          110,807                 122,313
                                                                                  ---------               ---------

Operating Income .........................................................           13,741                  12,972
                                                                                  ---------               ---------

Other Income
  Allowance for equity funds used during construction ....................               92                     115
  Interest on regulatory assets and other interest income ................            1,671                   2,508
  Other - net ............................................................            1,921                   1,793
                                                                                  ---------               ---------
      Total Other Income .................................................            3,684                   4,416
                                                                                  ---------               ---------

Interest Charges
  Interest on mortgage bonds .............................................               --                      68
  Interest on other long-term debt .......................................            2,696                   2,599
  Interest on regulatory liabilities and other interest ..................            1,065                   3,223
  Allowance for borrowed funds used during construction ..................              (61)                    (99)
                                                                                  ---------               ---------
      Total Interest Charges .............................................            3,700                   5,791
                                                                                  ---------               ---------

Income Before Income Taxes ...............................................           13,725                  11,597

Income Taxes .............................................................            6,158                   4,671
                                                                                  ---------               ---------

Net Income ...............................................................            7,567                   6,926

Dividends Declared on Cumulative Preferred Stock .........................              242                     242
                                                                                  ---------               ---------

Income Available for Common Stock ........................................        $   7,325               $   6,684
                                                                                  =========               =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                            For the Nine Months Ended September 30,
                                                                                   2004                    2003
                                                                                ---------               ---------
                                                                                      (Thousands of Dollars)
Operating Revenues
  Electric ..............................................................       $ 325,557               $ 348,784
  Natural gas ...........................................................          95,101                  96,037
                                                                                ---------               ---------
    Total - own territory ...............................................         420,658                 444,821
  Electric sales to other utilities .....................................           4,275                   4,612
  Natural gas sales to other utilities ..................................           1,119                     264
                                                                                ---------               ---------
      Total Operating Revenues ..........................................         426,052                 449,697
                                                                                ---------               ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation ..........         194,417                 211,680
    Purchased natural gas ...............................................          60,121                  61,505
    Other expenses of operation .........................................          72,418                  80,511
  Depreciation and amortization .........................................          21,191                  20,132
  Taxes, other than income tax ..........................................          22,348                  22,968
                                                                                ---------               ---------
      Total Operating Expenses ..........................................         370,495                 396,796
                                                                                ---------               ---------

Operating Income ........................................................          55,557                  52,901
                                                                                ---------               ---------

Other Income
  Allowance for equity funds used during construction ...................             254                     357
  Interest on regulatory assets and other interest income ...............           7,025                   7,383
  Other - net ...........................................................           5,356                   5,553
                                                                                ---------               ---------
      Total Other Income ................................................          12,635                  13,293
                                                                                ---------               ---------

Interest Charges
  Interest on mortgage bonds ............................................              --                     570
  Interest on other long-term debt ......................................           8,436                   7,850
  Interest on regulatory liabilities and other interest .................           5,489                   8,673
  Allowance for borrowed funds used during construction .................            (169)                   (309)
                                                                                ---------               ---------
      Total Interest Charges ............................................          13,756                  16,784
                                                                                ---------               ---------

Income Before Taxes .....................................................          54,436                  49,410

Income Taxes ............................................................          23,419                  20,133
                                                                                ---------               ---------

Net Income ..............................................................          31,017                  29,277

Dividends Declared on Cumulative Preferred Stock ........................             727                   1,145
                                                                                ---------               ---------

Income Available for Common Stock .......................................       $  30,290               $  28,132
                                                                                =========               =========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            September 30,      December 31,       September 30,
                                    ASSETS                                       2004               2003               2003
                                                                            -------------      ------------       -------------
                                                                                          (Thousands of Dollars)
Utility Plant
       Electric ........................................................       $672,014         $  656,192         $  624,391
       Natural Gas .....................................................        208,866            199,221            193,778
       Common ..........................................................        106,258            104,532            105,450
                                                                               --------         ----------         ----------
                                                                                987,138            959,945            923,619

       Less: Accumulated depreciation ..................................        315,366            309,208            309,439
                                                                               --------         ----------         ----------
                                                                                671,772            650,737            614,180

       Construction work in progress ...................................         70,415             56,764             84,430
                                                                               --------         ----------         ----------
               Net Utility Plant .......................................        742,187            707,501            698,610
                                                                               --------         ----------         ----------

Other Property and Plant, net ..........................................            963                968                968
                                                                               --------         ----------         ----------

Current Assets
       Cash and cash equivalents .......................................          6,147             12,720             17,008
       Accounts receivable -
             net of allowance for doubtful accounts of $3.8 million,
             $3.0 million, and $2.2 million, respectively ..............         34,327             37,487             42,270
       Accrued unbilled utility revenues ...............................          5,496              7,618              4,952
       Other receivables ...............................................          1,268              9,566              2,737
       Fuel and materials and supplies - at average cost ...............         20,412             16,158             19,187
       Fair value of derivative instruments ............................          2,986                722                 --
       Special deposits and prepayments ................................         17,720             22,503             31,188
                                                                               --------         ----------         ----------
                Total Current Assets ...................................         88,356            106,774            117,342
                                                                               --------         ----------         ----------

Deferred Charges and Other Assets
       Regulatory assets - pension plan ................................         86,559            124,210            118,732
       Intangible asset - pension plan .................................         22,291             24,447             24,447
       Regulatory assets ...............................................         43,207             67,474             63,921
       Unamortized debt expense ........................................          3,770              3,901              3,583
       Other ...........................................................         10,587              8,100              9,489
                                                                               --------         ----------         ----------
                Total Deferred Charges and Other Assets ................        166,414            228,132            220,172
                                                                               --------         ----------         ----------

                          Total Assets .................................       $997,920         $1,043,375         $1,037,092
                                                                               ========         ==========         ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                              September 30,       December 31,         September 30,
               CAPITALIZATION AND LIABILITIES                                     2004                2003                 2003
                                                                              -------------       ------------         -------------
                                                                                              (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) ................         $  84,311          $    84,311          $    84,311
        Paid-in capital ...............................................           174,980              174,980              174,980
        Retained earnings .............................................            18,256               13,466               12,610
        Capital stock expense .........................................            (4,961)              (4,961)              (5,273)
                                                                                ---------          -----------          -----------
                Total Common Stock Equity .............................           272,586              267,796              266,628
                                                                                ---------          -----------          -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ......................            21,030               21,030               21,030
                                                                                ---------          -----------          -----------
                Total Cumulative Preferred Stock ......................            21,030               21,030               21,030
                                                                                ---------          -----------          -----------

        Long-term Debt ................................................           285,880              278,880              293,877
                                                                                ---------          -----------          -----------
                Total Capitalization ..................................           579,496              567,706              581,535
                                                                                ---------          -----------          -----------

Current Liabilities
        Current maturities of long-term debt ..........................                --               15,000               12,500
        Notes payable .................................................            37,000               16,000               20,000
        Accounts payable ..............................................            28,982               33,084               26,722
        Accrued interest ..............................................             2,410                4,274                2,971
        Dividends payable .............................................               242                  242                  242
        Accrued vacation and payroll ..................................             5,265                5,289                5,180
        Customer deposits .............................................             6,143                5,690                5,539
        Accrued taxes payable .........................................               269                   --                4,834
        Fair value of derivative instruments ..........................                --                   --                2,659
        Other .........................................................             5,677                6,622                7,065
                                                                                ---------          -----------          -----------
                Total Current Liabilities .............................            85,988               86,201               87,712
                                                                                ---------          -----------          -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ........................................           161,081              228,058              240,480
        Operating reserves ............................................             5,930                5,043                5,367
        Deferred gain - sale of major generating assets ...............             2,472                9,887               12,359
        Accrued environmental remediation costs .......................            19,500               19,500               19,305
        Accrued other post-employment benefit costs ...................            13,930               10,561                7,747
        Accrued pension costs .........................................            13,313                9,775                6,621
        Other .........................................................            15,109               12,524                8,019
                                                                                ---------          -----------          -----------
                Total Deferred Credits and Other Liabilities ..........           231,335              295,348              299,898
                                                                                ---------          -----------          -----------

Accumulated Deferred Income Tax (Net) .................................           101,101               94,120               67,947
                                                                                ---------          -----------          -----------

                Total Capitalization and Liabilities ..................         $ 997,920          $ 1,043,375          $ 1,037,092
                                                                                =========          ===========          ===========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For the Nine Months Ended
                                                                                                     September 30,
                                                                                                2004                2003
                                                                                              --------            --------
Operating Activities:                                                                             (Thousands of Dollars)
    Net Income .........................................................................      $ 31,017            $ 29,277

        Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
              Depreciation and amortization ............................................        21,191              20,132
              Deferred income taxes - net ..............................................        14,607              12,989
              Provision for uncollectibles .............................................         3,050               2,792
              Accrued/deferred pension costs ...........................................       (13,792)            (14,084)
              Amortization of fossil plant incentive ...................................        (7,415)             (7,415)
              Other - net ..............................................................        (2,478)              1,035

          Changes in operating assets and liabilities - net:
              Accounts receivable, unbilled revenues and other receivables .............        10,529              (7,234)
              Fuel, materials and supplies .............................................        (4,254)             (6,728)
              Special deposits and prepayments .........................................         1,517              (2,445)
              Contribution - prefunded pension costs ...................................            --             (10,000)
              Accounts payable .........................................................        (4,102)            (10,344)
              Accrued taxes and interest ...............................................         1,673               8,511
              Deferred natural gas and electric costs ..................................         2,608              14,372
              Proceeds from sales of emissions allowances ..............................        13,576                  --
              Customer benefit and carrying charge - net ...............................       (14,604)            (29,272)
              Other - net ..............................................................          (515)             (1,064)
                                                                                              --------            --------

        Net Cash Provided by Operating Activities ......................................        52,608                 522
                                                                                              --------            --------

Investing Activities:

        Additions to plant .............................................................       (44,488)            (39,538)
        Other - net ....................................................................        (1,322)             (1,003)
                                                                                              --------            --------

        Net Cash Used in Investing Activities ..........................................       (45,810)            (40,541)
                                                                                              --------            --------

Financing Activities:

        Proceeds from issuance of long-term debt .......................................         7,000              24,000
        Retirement and redemption of long-tem debt .....................................       (15,000)            (15,000)
        Net borrowings of short-term debt ..............................................        21,000              20,000
        Dividends paid on cumulative preferred and common stock ........................       (26,227)            (26,807)
        Issuance and redemption costs ..................................................          (144)               (155)
                                                                                              --------            --------

        Net Cash (Used in) Provided by Financing Activities ............................       (13,371)              2,038
                                                                                              --------            --------

Net Change in Cash and Cash Equivalents ................................................        (6,573)            (37,981)

Cash and Cash Equivalents - Beginning of Year ..........................................        12,720              54,989
                                                                                              --------            --------

Cash and Cash Equivalents - End of Period ..............................................      $  6,147            $ 17,008
                                                                                              ========            ========

Supplemental Disclosure of Cash Flow Information

        Interest paid ..................................................................      $ 10,423            $ 10,433

        Federal and State income tax paid ..............................................      $ 10,618            $  2,917

As authorized in the Joint Proposal Order $83 million of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for the nine months ended September 30, 2004.

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
              Notes to Unaudited Consolidated Financial Statements

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

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of the respective Managements, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These unaudited, quarterly Consolidated Financial Statements do not contain the detail or the footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2003, as amended (the "Corporations' 10-K Annual Report").

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

Accounting for Derivative Instruments and Hedging Activities

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, at September 30, 2004, is $3 million (net unrealized gain), which compares to a fair value at December 31, 2003, of $0.7 million (net unrealized gain). Central Hudson realized an actual net loss of $2.4 million on such derivatives for the three months ended September 30, 2004, and a net loss of $2.2 million for the nine months ended September 30, 2004. This compares to a net loss of $2.9 million and a net gain of $1.3 million for the same periods, respectively, in 2003. These gains and losses, which either decrease or increase actual energy costs, were deferred for pass-back to or recovery from customers under Central Hudson's electric and natural gas cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") 71, entitled Accounting for the Effects of Certain Types of Regulation. Central Hudson also entered into weather derivative contracts for the three months of the heating season ended March 31, 2004, and 2003 and for the three months of the cooling season ended August 30, 2004, and 2003. Payments of $0.2 million and $1.7 million, respectively, were made to counter-parties due to the colder than normal weather experienced during the three months ended March 31, 2004, and 2003 and a payment of $0.3 million was received due to a cooler summer in 2004.

      Additionally, in the first quarter of 2004, Central Hudson entered into costless collars consisting of over-the-counter put and call options to hedge the prices of a portion of SO2 emission allowances retained when Central Hudson sold its major generating assets in January 2001. The counter-parties exercised their call options in May and August of 2004 and purchased the emission allowances for $5.6 million. Central Hudson sold all of its allowances by the end of August 2004 realizing total proceeds of $13.6 million for all of the allowances sold. All of the proceeds were deferred for the future benefit of customers in accordance with a PSC order issued in 1993.

      The fair value of CHEC's open derivative positions at September 30, 2004, and at December 31, 2003, was not material. Derivatives entered into during the nine months ended September 30, 2004, and 2003 included fuel oil put and call options designated as fair value and cash flow hedges, respectively, for fuel oil purchases for the heating season. Actual net gains recorded during the comparative nine months ended September 30, 2004, and 2003 for options hedging fuel oil purchase transactions, net of related option premium expense, were also not material. CHEC also entered into weather derivative contracts for the three months ended March 31, 2004, and March 31, 2003, which resulted in no payment to counter-parties for 2004 and a payment to counter-parties of $2.1 million for 2003. A payment to counter-parties was not required in 2004 due to more favorable settlement terms and also due to weather that was not as cold as last year.

      In addition to the above, Energy Group sold covered call options on stock held in its Alternate Investment Program portfolio during the quarter ended March 31, 2003. These covered call options expired in July 2003 and the final gain realized for these derivatives was not material. The Alternate Investment Program was liquidated during the second and third quarters of 2003 with proceeds then placed in more secure money market instruments with a lower yield.

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

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

--------------------------------------------------------------------------------------------------
                                 September 30, 2004                     December 31, 2003
--------------------------------------------------------------------------------------------------
                         Gross Carrying       Accumulated        Gross Carrying        Accumulated
                             Amount           Amortization           Amount           Amortization
--------------------------------------------------------------------------------------------------
Customer Lists              $ 38,371            $  9,530            $ 38,371             $ 7,609
-------------------------------------------------------------------------------------------------
Covenants Not to
Compete                        1,439                 816               1,439                 683
-------------------------------------------------------------------------------------------------
Total Amortizable
Intangibles                 $ 39,810            $ 10,346            $ 39,810             $ 8,292
-------------------------------------------------------------------------------------------------

      Amortization expense was $0.7 million for the three-month periods ended September 30, 2004, and 2003, and $2.1 million for the nine month periods ended September 30, 2004, and 2003. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.7 million per year.

      The carrying amount for goodwill not subject to amortization was $50.5 million as of September 30, 2004, and as of December 31, 2003.

Depreciation and Amortization

      Reference is made to "Depreciation and Amortization" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. For financial statement purposes, Central Hudson's depreciation provisions are computed on a straight-line basis using rates based on studies of the estimated useful lives and estimated net salvage value of depreciable property and equipment. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the depreciation rates are approved by the PSC.

      In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, entitled Accounting for Asset Retirement Obligations ("SFAS 143"). One of the provisions of SFAS 143 precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Pursuant to SFAS 71, however, Central Hudson is required to use depreciation methods and rates approved by the PSC. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its natural gas and electric assets. For financial reporting purposes, Central Hudson reclassified $90.4 million, $79.3 million, and $77.8 million of net cost of removal from accumulated depreciation to a regulatory liability as of September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

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

      Accumulated depreciation for the competitive business subsidiaries was $11.1 million as of September 30, 2004, and $8.6 million as of December 31, 2003, and September 30, 2003.

      Amortization of intangibles (other than goodwill) is computed on a straight-line basis over an asset's expected useful life. See subcaption "Goodwill and Other Intangible Assets" in this Note 2 for further discussion.

Parental Guarantees and Product Warranties

      Reference is made to the captions "Parental Guarantees and Product Warranties" of Note 1 - "Summary of Significant Accounting Polices" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Energy Group and certain of its subsidiaries (other than Central Hudson) have issued guarantees that provide financial or performance assurance to third parties on behalf of Energy Group subsidiaries under certain commodity, derivative, note purchase, and stock sale contracts. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended commercial purposes. Guarantees have been provided to counter-parties to guarantee the payment, when due, of obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to fuel oil, propane, weather hedges, certain obligations related to the sale in 2002 of former subsidiary CH Resources, Inc., and certain obligations related to CHEC's commitment to purchase subordinated notes financing an ethanol production facility.

      At September 30, 2004, the aggregate amount of actual liabilities covered by these guarantees was $3.6 million. The related liabilities are reflected in the Consolidated Balance Sheet, and each such guarantee is not considered to be material.

      It is Management's belief that the possibility that Energy Group would be required to perform or incur any material losses associated with any of the above guarantees is remote.

Earnings Per Share

      The average dilutive effect of stock options and performance shares was 7,916 shares and 3,792 shares for the quarters ended September 30, 2004, and 2003, respectively, and 9,042 shares and 3,475 shares for the nine months ended September 30, 2004, and 2003, respectively. Certain stock options were excluded from the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for each of the years presented. The number of shares of Common Stock represented by the options excluded from the above calculation was 36,900 for the three months and nine months ended September 30, 2004. The number of shares excluded from the above calculation for the three and nine months ended September 30, 2003, was 36,900 and 94,400, respectively. For additional information regarding stock options and performance shares, see Note 5 - "Stock-Based Compensation Incentive Plans."

Stock-Based Compensation

      At September 30, 2004, Energy Group had a stock-based employee compensation plan that is described more fully in Note 5 - "Stock-Based Compensation Incentive Plans."

      Effective January 1, 2003, Energy Group adopted the fair value recognition provisions of FASB 123, entitled Accounting for Stock-Based Compensation, utilizing the modified prospective methods under the provisions of SFAS 148, entitled Accounting for Stock-Based Compensation - Transition and Disclosure. Stock-based compensation costs recorded in the third quarters of 2004 and 2003 and the nine months ended September 30, 2004, and 2003 were inconsequential.

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

      Beginning with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Energy Group refined its basis of segmentation to separate the Unregulated Segment into "Fuel Oil Distribution" and "Other." Management regularly reviews the operating results of the fuel oil distribution companies as a standalone component of the total unregulated operations and assesses their performance as a basis for allocating resources.

      Certain additional information regarding these segments is set forth in the following table. General corporate expenses, property common to both electric and natural gas segments, and depreciation of common property have been allocated to the segments in accordance with practices established for regulatory purposes.

CH Energy Group, Inc. Segment Disclosure - 2004

-----------------------------------------------------------------------------------------------------------------------------
                                                     Quarter Ended September 30, 2004
  ($000 Except Earnings Per    ----------------------------------------------------------------------------------------------
           Share)                       Regulated                    Unregulated              Eliminations         Total
-----------------------------------------------------------------------------------------------------------------------------
                                                Natural        Fuel Oil
                                   Electric       Gas        Distribution         Other
-----------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                         $ 113,122    $  11,426      $   37,085       $     239        $    --         $   161,872
-----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                     3            3              --              --               (6)               --
-----------------------------------------------------------------------------------------------------------------------------
   Total revenues                 $ 113,125    $  11,429      $   37,085       $     239        $      (6)      $   161,872
-----------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                             $  14,988    $  (1,505)     $   (4,885)      $     244        $    --         $     8,842
-----------------------------------------------------------------------------------------------------------------------------
Net income                        $   8,399    $  (1,074)     $   (2,933)      $      59        $    --         $     4,451
-----------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                             $    0.53    $   (0.07)     $    (0.19)      $    0.01(1)     $    --         $      0.28
-----------------------------------------------------------------------------------------------------------------------------
Segment Assets
at September 30, 2004             $ 771,585    $ 226,335      $  132,490       $ 127,921        $  (680)        $ 1,257,651
-----------------------------------------------------------------------------------------------------------------------------

(1) This amount was primarily attributable to Energy Group's investment and business development activities.

-----------------------------------------------------------------------------------------------------------------------------
                                                   Nine Months Ended September 30, 2004
  ($000 Except Earnings Per    ----------------------------------------------------------------------------------------------
           Share)                       Regulated                    Unregulated              Eliminations         Total
-----------------------------------------------------------------------------------------------------------------------------
                                                Natural        Fuel Oil
                                   Electric       Gas        Distribution         Other
-----------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                         $ 329,833    $  96,220      $  163,421       $     745        $    --         $   590,219
-----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                     9          195              --              --           (204)                 --
-----------------------------------------------------------------------------------------------------------------------------
   Total revenues                 $ 329,842    $  96,415      $  163,421       $     745        $  (204)        $   590,219
-----------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                             $  41,067    $  12,643      $    2,475       $   1,877        $    --         $    58,062
-----------------------------------------------------------------------------------------------------------------------------
Net income                        $  23,483    $   6,807      $    1,484       $   1,162        $    --         $    32,936
-----------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                             $    1.49    $    0.43      $     0.10       $    0.07(1)     $    --         $      2.09
-----------------------------------------------------------------------------------------------------------------------------
Segment Assets
at September 30, 2004             $ 771,585    $ 226,335      $  132,490       $ 127,921        $  (680)        $ 1,257,651
-----------------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.03; the balance of $0.04 was primarily related to Energy Group's investment and business development activities.

CH Energy Group, Inc. Segment Disclosure - 2003

-----------------------------------------------------------------------------------------------------------------------------
                                                      Quarter Ended September 30, 2003
  ($000 Except Earnings Per    ----------------------------------------------------------------------------------------------
           Share)                       Regulated                    Unregulated              Eliminations         Total
-----------------------------------------------------------------------------------------------------------------------------
                                                Natural        Fuel Oil
                                   Electric       Gas        Distribution         Other
-----------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                         $ 124,181    $  11,104      $  34,285(1)     $     257        $    --         $   169,827
-----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                     2           27             --               --            (29)                 --
-----------------------------------------------------------------------------------------------------------------------------
   Total revenues                 $ 124,183    $  11,131      $  34,285        $     257        $   (29)        $   169,827
-----------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                             $  12,276    $    (919)     $  (4,674)       $   1,277        $    --         $     7,960
-----------------------------------------------------------------------------------------------------------------------------
Net income                        $   7,532    $    (848)     $  (2,790)       $     811        $    --         $     4,705
-----------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                             $    0.48    $   (0.06)     $   (0.18)       $    0.06(2)     $    --         $      0.30
-----------------------------------------------------------------------------------------------------------------------------
Segment Assets
at September 30, 2003             $ 811,969    $ 225,123      $ 130,722        $ 122,366        $  (756)        $ 1,289,424
-----------------------------------------------------------------------------------------------------------------------------

(1) Reflects reclassification of weather hedging contract settlement of $45 from operating expenses to revenues.

(2) This amount is largely attributable to Energy Group's investment activities.

-----------------------------------------------------------------------------------------------------------------------------
                                                   Nine Months Ended September 30, 2003
  ($000 Except Earnings Per    ----------------------------------------------------------------------------------------------
           Share)                       Regulated                    Unregulated              Eliminations         Total
-----------------------------------------------------------------------------------------------------------------------------
                                                Natural        Fuel Oil
                                   Electric       Gas        Distribution         Other
-----------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                         $ 353,396    $  96,301      $ 167,674(1)     $     786        $    --         $   618,157
-----------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                     8          260             --               --           (268)                 --
-----------------------------------------------------------------------------------------------------------------------------
   Total revenues                 $ 353,404    $  96,561      $ 167,674        $     786        $  (268)        $   618,157
-----------------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                             $  35,753    $  12,513      $   2,390        $   4,306        $    --         $    54,962
-----------------------------------------------------------------------------------------------------------------------------
Net income                        $  21,088    $   7,044      $   1,480        $   2,911        $    --         $    32,523
-----------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Basic                             $    1.33    $    0.44      $    0.09        $    0.19(2)     $    --         $      2.05
-----------------------------------------------------------------------------------------------------------------------------
Segment Assets
at September 30, 2003             $ 811,969    $ 225,123      $ 130,722        $ 122,366        $  (756)        $ 1,289,424
-----------------------------------------------------------------------------------------------------------------------------

(1) Reflects reclassification of weather hedging contract settlement of $(2,058) from operating expenses to revenues.

(2) The amount attributable to CHEC's other business activities was $0.01; the balance of $0.18 was related to Energy Group's investment activities.

Central Hudson Gas & Electric Corporation Segment Disclosure

----------------------------------------------------------------------------------------
             ($000)                           Quarter Ended September 30, 2004
----------------------------------------------------------------------------------------
                                                     Natural
                                       Electric        Gas      Eliminations     Total
----------------------------------------------------------------------------------------
Revenues from external customers       $113,122      $ 11,426       $  --       $124,548
----------------------------------------------------------------------------------------
Intersegment revenues                         3             3          (6)            --
----------------------------------------------------------------------------------------
   Total Revenues                      $113,125      $ 11,429       $  (6)      $124,548
----------------------------------------------------------------------------------------
Earnings before income taxes           $ 15,170      $ (1,445)      $  --       $ 13,725
----------------------------------------------------------------------------------------
Net Income                             $  8,581      $ (1,014)      $  --       $  7,567
----------------------------------------------------------------------------------------
Income Available for Common Stock      $  8,399      $ (1,074)      $  --       $  7,325
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
             ($000)                        Nine Months Ended September 30, 2004
----------------------------------------------------------------------------------------
                                                     Natural
                                       Electric        Gas      Eliminations     Total
----------------------------------------------------------------------------------------
Revenues from external customers       $329,832      $ 96,220       $  --       $426,052
----------------------------------------------------------------------------------------
Intersegment revenues                         9           195        (204)            --
----------------------------------------------------------------------------------------
   Total Revenues                      $329,841      $ 96,415       $(204)      $426,052
----------------------------------------------------------------------------------------
Earnings before income taxes           $ 41,613      $ 12,823       $  --       $ 54,436
----------------------------------------------------------------------------------------
Net Income                             $ 24,030      $  6,987       $  --       $ 31,017
----------------------------------------------------------------------------------------
Income Available for Common Stock      $ 23,483      $  6,807       $  --       $ 30,290
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
             ($000)                           Quarter Ended September 30, 2003
----------------------------------------------------------------------------------------
                                                     Natural
                                       Electric        Gas      Eliminations     Total
----------------------------------------------------------------------------------------
Revenues from external customers       $124,181      $ 11,104       $  --       $135,285
----------------------------------------------------------------------------------------
Intersegment revenues                         2            27       $ (29)      $     --
----------------------------------------------------------------------------------------
   Total Revenues                      $124,183      $ 11,131       $ (29)      $135,285
----------------------------------------------------------------------------------------
Earnings before income taxes           $ 12,456      $   (859)      $  --       $ 11,597
----------------------------------------------------------------------------------------
Net Income                             $  7,714      $   (788)      $  --       $  6,926
----------------------------------------------------------------------------------------
Income Available for Common Stock      $  7,532      $   (848)      $  --       $  6,684
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
             ($000)                          Nine Months Ended September 30, 2003
----------------------------------------------------------------------------------------
                                                     Natural
                                       Electric        Gas      Eliminations     Total
----------------------------------------------------------------------------------------
Revenues from external customers       $353,396      $ 96,301       $  --       $449,697
----------------------------------------------------------------------------------------
Intersegment revenues                  $      8      $    260       $(268)      $     --
----------------------------------------------------------------------------------------
   Total Revenues                      $353,404      $ 96,561       $(268)      $449,697
----------------------------------------------------------------------------------------
Earnings before income taxes           $ 36,612      $ 12,798       $  --       $ 49,410
----------------------------------------------------------------------------------------
Net Income                             $ 21,947      $  7,330       $  --       $ 29,277
----------------------------------------------------------------------------------------
Income Available for Common Stock      $ 21,088      $  7,044       $  --       $ 28,132
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

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

      In December 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"). On January 12, 2004, the FASB issued its FASB Staff Position ("FSP") 106-1, entitled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Act under SFAS 106, entitled Employers Accounting for Postretirement Benefits Other Than Pensions. On May 19, 2004, the FASB issued FSP 106-2, which supersedes FSP 106-1 and provides guidance on the accounting and disclosure requirements for the effects of the Medicare Act.

      Under the provisions of FSP 106-1, Central Hudson elected to defer recognition of the effects of the Medicare Act for the six months ended June 30, 2004, and as such, the net periodic post-employment cost, as previously reported, did not reflect this federal subsidy.

      Central Hudson's actuaries, based on the current guidance relating to the Medicare Act, believe that Central Hudson's prescription drug plan offered to Medicare-eligible retirees is actuarially equivalent and will qualify for this federal subsidy. Accordingly, Central Hudson is adopting the provisions of FSP 106-2 effective July 1, 2004, on a retroactive basis. Based on a measurement date of December 31, 2003, the actuaries have determined that the effect of the Medicare Act on the valuation of post-employment health benefits is a reduction in the net periodic post-employment benefit costs of $2.2 million (after-tax) for 2004 and a reduction in the accumulated post-employment benefit obligations of $12 million at December 31, 2003.

      Under the policy of the PSC regarding post-employment benefits, Central Hudson is able to defer differences between actual costs and rate allowances covering these costs for future recovery from or return to customers. Therefore, the adoption of FSP 106-2 is not expected to have a material impact on the financial condition, results of operations, or cash flows of Central Hudson. The provisions of FSP 106-2 do not affect CHEC.

Equity-Based Compensation

      On March 31, 2004, the FASB issued an Exposure Draft of a proposed Statement, entitled Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives an employee's services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principals Board Opinion No. 25, entitled Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair value-based method. The comment period for the Exposure Draft for this proposed Statement ended June 30, 2004, and the FASB staff is currently re-deliberating several issues. A final Statement is expected to be issued in the fourth quarter of 2004.

      The proposed Statement covers a wide range of equity-based compensation arrangements. Under the proposed Statement, all forms of share-based payments to employees, including employee stock options and performance shares, would be treated the same as other forms of compensation by recognizing the related cost on the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance allows that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. Energy Group adopted fair value accounting for stock-based compensation in the first quarter of 2003. Therefore, if adopted as proposed, it is not anticipated that this proposed Statement would impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

      In July 2004, the United States House of Representatives voted to override the FASB proposal, amending it to require expensing of options for those owned by a corporation's top five executives. Energy Group cannot predict what further action will be taken by Congress related to this FASB proposal. On October 13, 2004, the FASB delayed the effective date of this proposed Statement. Public companies with a calendar year-end would be required to adopt the provisions of the proposed Statement effective for periods beginning after June 15, 2005, rather than January 1, 2005.

FIN 46 - Consolidation of Variable Interest Entities

      In December 2003, the FASB issued a revised Interpretation No. 46, entitled Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the application of Accounting Research Bulletin No. 51, entitled Consolidated Financial Statements, as it relates to the consolidation of a variable interest entity ("VIE"). The original Interpretation was issued in January 2003 and its application was required for periods ending after December 15, 2003, for companies that had interests in special-purpose entities. The application of FIN 46R for all other types of VIEs is required for periods ending after March 15, 2004. FIN 46R was adopted by Energy Group effective for the quarter ended March 31, 2004.

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

      CHEC has a number of limited partnership interests that are presently accounted for under the equity method. These were also reviewed relative to FIN 46R and it was determined that consolidation is not required. CHEC has limited partnership interests in two cogeneration facilities, a preferred unit investment in a limited liability company which will build and operate an ethanol production facility, and a limited partnership interest in a venture capital fund. Neither of the two cogeneration partnerships nor the preferred unit investment meet any of the criteria for classification as a VIE. CHEC has only a 4% limited partnership interest in the venture capital fund and therefore is not a primary beneficiary. CHEC's total equity investment in these limited partnerships and this limited liability company are not material, comprising less than 2% of Energy Group's total equity.

Pension Discount Rate

      In April 2004, federal legislation was enacted that temporarily changes the way pension plan obligations are calculated; this, in turn, impacts the amount of a company's required pension plan contributions. The legislation suspends a requirement that pension obligations be tied to interest rates on 30-year Treasury bonds; instead it substitutes for 2004 and 2005 a rate based on a composite of long-term corporate bonds. As discussed in Note 10 - "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report, Central Hudson does not expect to make a contribution to its pension plan in 2004 and therefore this change is not expected to impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries at this time.

EITF 03-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

      In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 03-1, entitled The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statement 115, entitled Accounting for Certain Investments in Debt and Equity Securities. The scope of the consensus is to give guidance on when an investment is impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance for evaluating whether an investment is other than temporarily impaired is applicable to evaluations made in reporting periods beginning after June 15, 2004. The adoption of EITF Issue No. 03-1 does not presently have a material impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

EITF 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share

      In September 2004, the EITF reached a consensus regarding the draft abstract entitled The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The draft abstract reflects the EITF's conclusion that contingently convertible debt instruments ("Co-Cos") should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. Co-Cos are financial instruments that add a contingent feature to a convertible debt instrument and are generally convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (known as a market price trigger). Currently, most issuers of Co-Cos exclude the potential dilutive effect of the conversion feature from diluted earnings per share until the market price contingency is met. The consensus reached by the EITF on this issue will be effective for reporting periods ending after December 15, 2004. Currently, neither Energy Group nor Central Hudson have contingently convertible debt and therefore neither entity expects this issue to have any impact on its financial condition, results of operations, or cash flows.

NOTE 5 - STOCK-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 11 - "Stock-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan ("Plan") referred to therein.

      On January 1, 2003, the number of performance shares granted was 14,800, in aggregate, to executives covered under the Plan. On January 1, 2004, the number of performance shares granted was 29,300, in aggregate, to executives covered under the Plan. As of September 30, 2004, the number of these performance shares that remain outstanding was 9,700 from the January 1, 2003, shares and 19,800 from the January 1, 2004, shares. The ultimate number of shares awarded is based on the performance of Energy Group's Common Stock over the three years following the date of the relevant grant, but shall not exceed 150% of the number of shares granted. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to its award. The amounts recorded for the quarters and nine-month periods ended September 30, 2004, and 2003 were not material.

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the Plan as of September 30, 2004, is as follows:

                                            Weighted          Weighted
                                             Average           Average
                                            Exercise          Remaining
                                 Shares       Price    Contractual Life in Years
                                 -----------------------------------------------
Outstanding at 1/1/04           107,360      $ 44.16             7.57
            Granted                  --           --               --
            Exercised            15,240        38.81               --
            Forfeited                --           --               --
                                -------      -------          -------
Outstanding at 9/30/04           92,120      $ 45.05             6.98

Total Shares Outstanding     15,762,000
Potential Dilution                  0.6%

      No non-qualified stock options were exercised during the quarter ended September 30, 2004, and 15,240 were exercised in the nine months ended September 30, 2004. These options had exercise prices of $31.94 and $44.06 and the resulting compensation expense was not material.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, employee stock option grants and other stock-based compensation will be expensed over their respective vesting periods based on the fair value at the date the stock-based compensation is granted. Compensation expense recorded for the quarters ended and nine months ended September 30, 2004, and 2003 resulting from the implementation of fair value accounting for stock options was not material.

      The following table summarizes Energy Group's outstanding and exercisable options at September 30, 2004:

                                             Weighted Average
                            Number of            Remaining            Number of
                             Options            Contractual            Options
      Exercise Price       Outstanding         Life in Years         Exercisable
      --------------       -----------         -------------         -----------
          $31.94              6,360                5.25                 5,088
          $44.06             48,860                6.25                42,476
          $48.62             36,900                8.25                16,200
                             ------                                    ------
                             92,120                                    63,764

NOTE 6 - INVENTORY

Inventory is valued at average cost and is comprised of the following:

----------------------------------------------------------------------------
                                             Energy Group
----------------------------------------------------------------------------
                              September 30,   December 31,     September 30,
                                  2004            2003             2003
----------------------------------------------------------------------------
(In Thousands)
----------------------------------------------------------------------------
Natural Gas                     $13,908          $ 9,802          $12,762
----------------------------------------------------------------------------
Petroleum Products and
Propane                           3,818            2,779            2,936
----------------------------------------------------------------------------
Materials and Supplies            7,390            7,266            7,396
----------------------------------------------------------------------------
Total                           $25,116          $19,847          $23,094
----------------------------------------------------------------------------

----------------------------------------------------------------------------
                                              Central Hudson
----------------------------------------------------------------------------
                             September 30,    December 31,     September 30,
                                 2004             2003             2003
----------------------------------------------------------------------------
(In Thousands)
----------------------------------------------------------------------------
Natural Gas                     $13,908          $ 9,802          $12,762
----------------------------------------------------------------------------
Petroleum Products and
Propane                             619              505              516
----------------------------------------------------------------------------
Materials and Supplies            5,885            5,851            5,909
----------------------------------------------------------------------------
Total                           $20,412          $16,158          $19,187
----------------------------------------------------------------------------

NOTE 7 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefit costs for its Pension and Other Post-Employment Benefits (the latter, "OPEB") plans for the quarters ended and nine months ended September 30, 2004, and 2003. The 2004 OPEB amounts reflect the effect of the Medicare Act under the provisions of FSP 106-2.

                                                                  Quarter Ended September 30,
                                                                  ---------------------------
                                                      Pension Benefits                         OPEB
                                                   2004              2003              2004              2003
                                                   ----              ----              ----              ----
                                                       (In Thousands)                    (In Thousands)
Service cost                                     $ 1,739           $ 1,486           $   829           $   715

Interest cost                                      5,378             5,240             2,252             2,161

Expected return on plan assets                    (5,510)           (5,352)           (1,296)           (1,149)

Amortization of:
     Prior service cost                              538               427               (38)               (2)
     Transitional (asset) or obligation               --                --               642               642

Recognized actuarial (gain) or loss                2,209             2,195               734               673
                                                 -------           -------           -------           -------

Net periodic benefit cost                        $ 4,354           $ 3,996           $ 3,123           $ 3,040
                                                 =======           =======           =======           =======

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                        Pension Benefits                         OPEB
                                                    2004               2003              2004              2003
                                                    ----               ----              ----              ----
                                                       (In Thousands)                      (In Thousands)
Service cost                                     $  5,218           $  4,457           $ 2,486           $ 2,145

Interest cost                                      16,133             15,721             6,757             6,482

Expected return on plan assets                    (16,530)           (16,057)           (3,887)           (3,447)

Amortization of:
     Prior service cost                             1,615              1,280              (112)               (7)
     Transitional (asset) or obligation                --                 --             1,925             1,925

Recognized actuarial (gain) or loss                 6,627              6,585             2,201             2,020
                                                 --------           --------           -------           -------

Net periodic benefit cost                        $ 13,063           $ 11,986           $ 9,370           $ 9,118
                                                 ========           ========           =======           =======

      No contributions were made to Central Hudson's pension plan during the nine months ended September 30, 2004, nor are contributions currently anticipated for the balance of 2004. In September 2004, in accordance with SFAS 87, entitled Employers Accounting for Pensions, Central Hudson adjusted its minimum pension liability balance to reflect the September 30, 2004, actuarial estimates for the Accumulated Benefit Obligation balance for the pension plan and the market value of the related pension assets. Based on the actuarial information, the accrued pension liability balance was reduced by $9.2 million. This liability was initially recorded in September 2003.

      Employer contributions paid during the nine months ended September 30, 2004, for OPEB totaled $6 million of which $3.2 million was paid in the quarter ended September 30, 2004. The total amount projected for payment in 2004 is estimated at $7 million.

      For additional information related to Pensions and OPEB, see Note 10 - "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

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

(ii) expiration, as scheduled, of the current customer refund which was $85 million (pre-tax) through June 30, 2004, followed by an additional $5 million refund from the Customer Benefit Fund for certain classes of electric customers in the period from July 1, 2004, through June 30, 2005;

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 13 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Except for that which is disclosed in Part II of this Quarterly Report on Form 10-Q and all documents previously filed with the SEC in 2004, there have been no material changes in the matters discussed in said Note 13.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      Energy Group's consolidated earnings per share (basic) during the third quarter of 2004 totaled $0.28, down from the $0.30 per share earned in the third quarter of 2003. The $0.02 decline was due largely to the absence of investment gains and higher interest income from securities that were liquidated in 2003. A cooler summer in 2004, which impacted Central Hudson's revenues, and increased business development expenses at Energy Group also contributed to the decline.

      Energy Group's consolidated earnings per share (basic) for the first three quarters of 2004 were $2.09, a 2% increase over the $2.05 reported for the first three quarters of 2003.

      Energy Group's subsidiaries continued to perform well in the third quarter. Despite cooler weather Central Hudson saw a modest increase in earnings due to improved productivity and growth in its customer base. CHEC's fuel distribution companies also made progress in improving productivity and sharpening their marketing focus. However, CHEC's earnings were down slightly due to reduced sales volumes related to a warmer spring in 2004.

      Energy Group's business development team continues to seek opportunities to make investments in regulated and competitive energy-related businesses. This initiative is intended to expand Energy Group's portfolio of diversified investments by adding investments that offer attractive returns and cash flows relative to the risks they entail. Energy Group expects that certain investments with lower risks may have expected returns below 10%. Energy Group is optimistic that it will find appropriate opportunities to invest up to $100 million of its re-deployable cash.

      On November 3, 2004, Energy Group announced CHEC's acquisition of $2.7 million of preferred units issued by Cornhusker Energy Lexington Holdings, LLC ("Cornhusker Holdings") and also its commitment to acquire $8 million of subordinated notes issued by Cornhusker Holdings. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC, an ethanol production facility to be located in Nebraska that is expected to be completed in the fourth quarter of 2005.

Central Hudson

      Earnings of the regulated natural gas and electric utility were $0.46 per share in the third quarter of 2004, versus $0.42 per share for the same quarter of the previous year. The increase was largely attributable to lower storm expense and continued growth in the utility's service area. That customer growth helped to offset the impacts of the cool summer of 2004, when billing cooling degree days were 5% lower than those of the third quarter of 2003. Results for the third quarter of 2003 were also favorably impacted by $0.03 per share by a regulatory revenue restoration mechanism that was not in place during the third quarter of 2004.

CHEC

      CHEC, the family of fuel oil companies with holdings from Connecticut to the Washington, D.C. metro area, posted earnings that were both stable and reflective of the unit's seasonal demand cycle. CHEC lost $0.19 per share in the third quarter of 2004, compared to the $0.18 loss that occurred in the third quarter of 2003. Importantly, CHEC's contribution to earnings for the nine months ended September 30, 2004, remained positive at $0.12 per share, as compared to the $0.10 per share posted during the same period in 2003. Productivity improvements continue to favorably impact CHEC's profitability.

Energy Group

      Energy Group income was $0.01 per share in the third quarter of 2004, down from $0.06 per share during the third quarter of 2003. Energy Group's contribution to earnings declined from $0.18 per share for the first nine months of 2003 to $0.05 per share for the first nine months of 2004 due to two primary factors: 1) the absence of substantial portfolio gains realized in 2003 through an Alternative Investment portfolio (which was subsequently liquidated and reinvested in lower yield money market instruments in order to provide access to investment capital); and 2) the inclusion of $0.05 per share in 2004 for business development costs when minimal costs of this nature were incurred in 2003.

Earnings Projection

      Energy Group continues to project its 2004 earnings at between $2.60 and $2.85 per share, noting that $2.30 to $2.45 is estimated to result from the operations of Central Hudson, $0.20 to $0.25 from CHEC's fuel distribution business units, and $0.10 to $0.15 from partnership income and interest income on the funds held in money market funds that are ready for immediate deployment if suitable investment opportunities are identified.

ACCOUNTING MATTERS

      See Note 4 - "New Accounting Standards and Other FASB Projects" for discussion on recent accounting matters.

REGULATORY MATTERS

      On June 14, 2004, the PSC issued an Order adopting the terms of a Joint Proposal for Rate Plan Modification. The Joint Proposal was developed in response to the PSC Orders concerning future uses of the Customer Benefit Fund, public policy programs, and other matters relating to the encouragement and expansion of retail access and customer choice programs. For significant terms of the Joint Proposal, which became effective July 1, 2004, see Note 8 - "Regulatory Matters."

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first nine months of 2004 contributed to the increase in the book value per share of its Common Stock from $30.80 at December 31, 2003, to $31.26 at September 30, 2004. Energy Group's common equity ratio decreased from 59.5% at December 31, 2003, to 58.9% at September 30, 2004, due to a corresponding increase in total debt at September 30, 2004.

      Both Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows and as discussed below.

      The principal factors affecting Energy Group's liquidity are the dividends it pays to its shareholders and, as it relates to both Central Hudson and CHEC, cash flows generated from operations and construction expenditures. Central Hudson's liquidity is also affected by its debt obligations and dividends paid to Energy Group.

      Central Hudson's cash flows from operating activities principally reflect its energy sales and deliveries and cash costs of operations. The volume of energy sales and deliveries is primarily dependent on factors external to Central Hudson, such as weather and economic conditions. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity, fuel, and natural gas may affect the timing of cash flows but not net income because these costs are fully recovered through Central Hudson's electric and natural gas cost adjustment mechanisms, which are adjusted monthly.

      Energy Group and Central Hudson each believes that it will be able to meet its reasonably likely short-term and long-term cash requirements.

      Changes in Energy Group's and Central Hudson's cash and temporary cash investments resulting from operating, investing, and financing activities for the nine months ended September 30, 2004, and September 30, 2003, are summarized as follows:

Energy Group - Cash Flow Summary

                                         Nine Months Ended September 30,
--------------------------------------------------------------------------------
                                                                     Variance
(Millions of Dollars)               2004              2003         2004 vs. 2003
--------------------------------------------------------------------------------
Operating Activities              $  67.6           $  16.0           $  51.6
--------------------------------------------------------------------------------
Investing Activities                (49.8)             39.6             (89.4)
--------------------------------------------------------------------------------
Financing Activities                (12.7)             (9.9)             (2.8)
--------------------------------------------------------------------------------
Net change for the period             5.1              45.7             (40.6)
--------------------------------------------------------------------------------
Balance at beginning of year        125.8              83.5              42.3
--------------------------------------------------------------------------------
Balance at end of period          $ 130.9           $ 129.2           $   1.7
--------------------------------------------------------------------------------

      Energy Group's net cash flows provided by operating activities during the nine months ended September 30, 2004, were $51.6 million higher as compared to the nine months ended September 30, 2003. Cash flows increased due primarily to a weather-related decrease in Accounts Receivable, a refund received in 2004 for an amended Utility Service Tax Return for 2001 for Central Hudson, a reduction in costs related to various programs funded by the Customer Benefit Fund (notably the electric reliability program which was substantially completed by the end of 2003), the proceeds from the sale of emissions allowances by Central Hudson in the first nine months of 2004, the absence of a pension contribution for Central Hudson, and higher net income.

      Additionally, as authorized in the Joint Proposal Order, deferred electric pension and OPEB costs as of September 30, 2004, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for the nine months ended September 30, 2004. The total amount offset through September 30, 2004, was $83 million.

      The net change in cash flows related to investing activities was $89.4 million when comparing the nine months ended September 30, 2004, with the nine months ended September 30, 2003, due primarily to the proceeds from the sale of investments that were reflected in 2003. The absence of CHEC acquisitions in the first nine months of 2004 offset the increased additions to plant, property and equipment during this period.

      Net cash flows used in financing activities were $2.8 million higher during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due primarily to the decrease in the amount of long-term debt issued through September 30, 2004. Offsetting this decrease was the absence of the Stock Repurchase Program that was suspended in the latter part of 2003 in order to assess alternative investment opportunities. The Stock Repurchase Program is discussed in greater detail below.

      At September 30, 2004, Energy Group had short-term debt outstanding of $37 million. Cash and cash equivalents for Energy Group were $130.9 million at September 30, 2004.

Central Hudson - Cash Flow Summary

                                        Nine Months Ended September 30,
-------------------------------------------------------------------------------
                                                                     Variance
(Millions of Dollars)               2004            2003          2004 vs. 2003
-------------------------------------------------------------------------------
Operating Activities              $  52.6         $   0.5           $  52.1
-------------------------------------------------------------------------------
Investing Activities                (45.8)          (40.5)             (5.3)
-------------------------------------------------------------------------------
Financing Activities                (13.4)            2.0             (15.4)
-------------------------------------------------------------------------------
Net change for the period            (6.6)          (38.0)             31.4
-------------------------------------------------------------------------------
Balance at beginning of period       12.7            55.0             (42.3)
-------------------------------------------------------------------------------
Balance at end of period          $   6.1         $  17.0           $ (10.9)
-------------------------------------------------------------------------------

      Central Hudson's net cash flows provided by operating activities in the nine months ended September 30, 2004, were $52.1 million higher as compared to the nine months ended September 30, 2003. Cash flow increased due primarily to a weather-related decrease in Accounts Receivable and an increase in the amounts collected through Central Hudson's cost adjustment mechanisms for the recovery of electric and natural gas supply costs, a refund received in 2004 for an amended Utility Service Tax Return for 2001, a reduction in costs related to various programs funded by the Customer Benefit Fund (notably the electric reliability program which was substantially completed by the end of 2003), the absence of a pension contribution, and the proceeds from the sale of emissions allowances in the first nine months of 2004.

      Net cash flows used in investing activities were $5.3 million higher in the first nine months of 2004 as compared to the same period in 2003 due to increased expenditures related to property, plant, and equipment.

      Net cash flows used in financing activities were $15.4 million higher in the first nine months of 2004 as compared to the same period in 2003 due to the issuance in February 2004 of $7 million of 4.73% medium-term notes, due February 2014, as compared to $24 million in issuances during the same period in 2003.

      On July 2, 2004, Central Hudson redeemed at maturity $15 million of 7.85% medium-term notes using its available cash and short-term borrowings.

      A portion of the Customer Benefit Fund was earmarked for refunds to Central Hudson's customers through June 30, 2004, under Central Hudson's regulatory agreement approved by the PSC on October 25, 2001. As directed by the Joint Proposal Order, $5 million will continue to be refunded from the Customer Benefit Fund for certain classes of electric customers in the period July 1, 2004, through June 30, 2005. Additionally, as directed in the Joint Proposal Order, deferred electric pension and OPEB costs as of June 30, 2004, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow. The total amount offset through September 30, 2004, was $83 million. Funding of up to $6.6 million (net of tax) for economic development initiatives from the Customer Benefit Fund will continue through May 31, 2007.

      As of September 30, 2004, Central Hudson had short-term debt outstanding of $37 million and cash and cash equivalents of $6.1 million. Effective July 1, 2004, Central Hudson entered into a five-year, $75 million revolving credit agreement with a group of commercial banks, replacing a similar agreement that expired on June 30, 2004. Central Hudson also has committed short-term credit facilities totaling $1 million with a regional bank and certain uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing. Existing PSC authorization limits the amount of short-term borrowing Central Hudson may have outstanding at any time to $77 million in the aggregate.

      On June 8, 2004, Central Hudson filed a Registration Statement on Form S-3 with the United States Securities and Exchange Commission ("SEC") for the purpose of issuing unsecured debt securities on a continuous basis up to a maximum aggregate amount of $85 million. The Registration Statement was declared effective on October 22, 2004. On October 28, 2004, Central Hudson completed a Distribution Agreement with three investment banks to sell up to $85 million of such securities.

      On November 3, 2004, Central Hudson issued $27 million of 5.05% medium term notes, due November 4, 2019. On November 5, 2004, Central Hudson issued $7 million of 4.8% medium term notes, due November 5, 2014. The proceeds will be used to reduce outstanding short-term debt and for general corporate purposes.

      Central Hudson's current senior unsecured debt rating/outlook is A/Stable by both Standard and Poor's Corporation and Fitch Ratings and A2/Stable by Moody's Investors Service.

      CHEC finalized a $15 million line of credit effective September 30, 2004, which replaced a $25 million line of credit with a commercial bank. As of September 30, 2004, there was no outstanding balance.

      Energy Group and certain of its subsidiaries (other than Central Hudson) have issued guarantees that provide financial or performance assurance to third parties on behalf of Energy Group subsidiaries under certain commodity, derivative, note purchase, and stock sale contracts. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended commercial purposes. Guarantees have been provided to counter-parties to guarantee the payment, when due, of obligations incurred by the Energy Group subsidiaries in physical and financial transactions related to fuel oil, propane, weather hedges, certain obligations related to the sale in 2002 of former subsidiary CH Resources, Inc., and certain obligations related to CHEC's commitment to purchase subordinated notes financing an ethanol production facility.

      At September 30, 2004, the aggregate amount of actual liabilities covered by these guarantees was $3.6 million. The related liabilities are reflected in the Consolidated Balance Sheet, and each such guarantee is not considered to be material.

      It is Management's belief that the possibility that Energy Group would be required to perform or incur any material losses associated with any of the above guarantees is remote.

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Stock Repurchase Program") to repurchase up to 4 million shares, or approximately 25%, of its then-outstanding Common Stock over the five years beginning August 1, 2002. The Board of Directors had targeted 800,000 shares for repurchase in the first year of the Stock Repurchase Program, but had authorized the repurchase of up to 1.2 million shares during the first year. Between August 1, 2002, and December 31, 2003, 600,087 shares were repurchased under the Stock Repurchase Program at a cost of $27.5 million. No shares were repurchased during the nine months ended September 30, 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. Energy Group reserves the right to modify, suspend, or terminate the Stock Repurchase Program at any time without notice.

      Energy Group's business development team continues to seek opportunities to make investments in regulated and competitive energy-related businesses. This initiative is intended to expand Energy Group's portfolio of diversified investments by adding investments that offer attractive returns and cash flows relative to the risks they entail. Energy Group expects that certain investments with lower risks may have expected returns below 10%.

      On November 3, 2004, Energy Group announced CHEC's acquisition of $2.7 million of preferred units issued by Cornhusker Energy Lexington Holdings, LLC ("Cornhusker Holdings") and also its commitment to acquire $8 million of subordinated notes issued by Cornhusker Holdings. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC, an ethanol production facility to be located in Nebraska that is expected to be completed in the fourth quarter of 2005.

EARNINGS PER SHARE

Three Months Ended September 30, 2004

      Energy Group's earnings per share (basic) for the third quarter of 2004 were $0.28 versus $0.30 for the third quarter of 2003, a decrease of $0.02 per share.

      Energy Group accounted for $0.05 of the total decrease due to a reduction in investment income, an increase in business development costs, and additional New York State income tax expense related to a final reconciliation of the 2003 tax year. The reduction in investment income reflects the full liquidation, by July 2003, of Energy Group's Alternate Investment Program, a portfolio of marketable securities, and the reinvestment of all of the proceeds in low risk and lower yield money market instruments. The increase in business development costs reflects Energy Group's intensified efforts to redeploy this available capital in suitable investment opportunities.

      Central Hudson's earnings increased by $0.04 per share due largely to a decrease in operating expenses and a reduction in regulatory carrying charges due to customers resulting primarily from a declining Customer Benefit Fund balance. In addition to providing additional customer refunds, the Customer Benefit Fund was used to offset deferred pension and OPEB costs, as authorized in Central Hudson's Joint Proposal with the PSC effective July 1, 2004. Operating expenses decreased primarily due to a reduction in storm restoration costs, partially offset by an increase in costs for the maintenance of electric overhead lines and natural gas mains and an increase in uncollectible accounts. Earnings were also enhanced by an increase in natural gas net operating revenues due to a favorable reconciling adjustment related to Central Hudson's natural gas supply charge and a reduction in preferred stock dividends, reflecting the repurchase of certain issues of preferred stock in October 2003. The increase in earnings was partially offset by a decrease in electric net operating revenues, an increase in depreciation on utility plant assets and an increase in taxes other than income taxes related to increases in property and payroll taxes. The decrease in electric net operating revenues (net of the cost of purchased electricity, fuel and revenue taxes) is due largely to an increase in shared earnings and the completion in June 2004 of the restoration of previously deferred electric delivery revenues, of which $0.8 million was restored in the quarter ended September 30, 2003. Despite cooler weather during the quarter, electric sales increased slightly due to residential and commercial customer growth and increased usage by industrial customers.

      CHEC's earnings decreased by $0.01 per share due to lower sales volumes related to warmer spring weather and lower margins on its fuel oil products, partially offset by a reduction in operating expenses resulting from fewer deliveries and improved operating efficiencies at the fuel oil distribution subsidiaries.

Nine Months Ended September 30, 2004

      Energy Group's consolidated basic earnings per share for the nine months ended September increased $0.04 per share from $2.05 per share in 2003 to $2.09 per share in 2004. The improvement in earnings reflects the following relating to Central Hudson:

      i) A decrease in operating expenses, primarily due to the reduced cost of storm restoration.

      ii) A reduction in regulatory carrying charges due to customers relating primarily to a declining Customer Benefit Fund balance resulting from additional customer refunds and the use of a portion of the Customer Benefit Fund to offset deferred pension and other post-employment benefit costs.

      iii) A reduction in preferred stock dividends reflecting the repurchase of certain issues in October 2003.

      iv) An increase in natural gas net operating revenues due to the favorable effect of weather hedging contracts, a favorable reconciling adjustment related to Central Hudson's natural gas supply charge, and the restoration of previously deferred natural gas delivery revenues. The increase in net revenues was partially offset by an increase in shared earnings.

      v) The increase in earnings was also partially offset by increases in depreciation on utility plant and taxes other than income taxes.

      CHEC also contributed to the increase in earnings due to the effect of weather hedging contracts with more favorable terms, a reduction in operating expenses resulting from improved operating efficiencies at its fuel oil distribution subsidiaries and from fewer deliveries due to warmer weather than last year, and increased income from investments in partnerships.

      The repurchase in 2003 by Energy Group of additional shares of Energy Group Common Stock also favorably impacted earnings per share.

      A reduction in earnings from Energy Group limited the overall increase in earnings and was due largely to a reduction in investment income due to the liquidation of its Alternate Investment Program portfolio and an increase in business development costs.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for Energy Group and its subsidiaries, comparing the three-month and nine-month periods ended September 30, 2004, to the three-month and nine-month periods ended September 30, 2003, respectively. The operating results of the regulated subsidiary reflect Central Hudson's electric and natural gas sales volumes and revenues, and the operating results of the unregulated subsidiary reflect CHEC's operations.

Operating Revenues

      Energy Group's operating revenues decreased $8 million, or 4.7%, from $169.8 million in the third quarter of 2003 to $161.8 million for the third quarter of 2004. For the nine months ended September 30, 2004, Energy Group's operating revenues decreased $27.9 million, or 4.5%, from $618.1 million for the nine months ended September 30, 2003, to $590.2 million for the nine months ended September 30, 2004. Details of these revenue changes by electric, natural gas, and unregulated subsidiaries are as follows:

---------------------------------------------------------------------------------------------
                                                 2004/2003 Increase (Decrease)
($000)                                      Three Months Ended September 30, 2004
---------------------------------------------------------------------------------------------
                                                     Natural
                                  Electric             Gas        Unregulated         Total
---------------------------------------------------------------------------------------------
Customer Revenues(a)              $     63           $ (54) (b)      $2,782          $ 2,791
---------------------------------------------------------------------------------------------
Sales to Other Utilities              (163)            495               --              332
---------------------------------------------------------------------------------------------
Energy Cost Adjustment              (7,324)            232               --           (7,092)
---------------------------------------------------------------------------------------------
Deferred Revenues(c)                (3,632)           (310)              --           (3,942)
---------------------------------------------------------------------------------------------
Miscellaneous                           (3)            (41)              --              (44)
---------------------------------------------------------------------------------------------
       Total                      $(11,059)          $ 322           $2,782          $(7,955)
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                    2004/2003 Increase (Decrease)
($000)                                          Nine Months Ended September 30, 2004
---------------------------------------------------------------------------------------------------
                                                     Natural
                                  Electric             Gas            Unregulated           Total
---------------------------------------------------------------------------------------------------
Customer Revenues(a)              $  1,685           $(773)(b)          $(4,294)          $ (3,382)
---------------------------------------------------------------------------------------------------
Sales to Other Utilities              (227)            789                   --                562
---------------------------------------------------------------------------------------------------
Energy Cost Adjustment             (18,667)           (885)                  --            (19,552)
---------------------------------------------------------------------------------------------------
Deferred Revenues(c)                (7,305)            (37)                  --             (7,342)
---------------------------------------------------------------------------------------------------
Miscellaneous                          951             825                   --              1,776
---------------------------------------------------------------------------------------------------
       Total                      $(23,563)          $ (81)             $(4,294)          $(27,938)
---------------------------------------------------------------------------------------------------

(a) Includes delivery of electricity and natural gas supplied by others and an offsetting restoration of revenues from Central Hudson's Customer Benefit Fund (described under the caption "Summary of Regulatory Assets and Liabilities" and "Rate Proceeding - Electric and Natural Gas" in Note 2 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report) for customer refunds to all customers and back-out credits for retail access customers.

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

      For the quarter ended September 30, 2004, Central Hudson's electric and natural gas operating revenues decreased $10.7 million, or 7.9%, from $135.3 million in 2003 to $124.6 million in 2004. Electric revenues decreased $11.1 million, or 8.9%, due largely to a decrease in revenues collected through Central Hudson's energy cost adjustment clause to recover its cost of purchased electricity. It is also attributable to a decrease in Customer Benefit Fund revenues offsetting the cost of various programs authorized by the PSC in Central Hudson's settlement agreement, the completion in June 2004 of the restoration of electric delivery revenues deferred in prior years, and an increase in shared earnings revenues which are deferred for the future benefit of customers. The increase in natural gas revenues largely reflects an increase in sales to other utilities.

      For the nine months ended September 30, 2004, Central Hudson's electric and natural gas operating revenues decreased $23.6 million from $449.7 million in 2003 to $426.1 million in 2004. Electric revenues decreased $23.5 million, or 6.7%, and natural gas revenues decreased $0.1 million, or 0.1%, due largely to decreases in revenues collected through Central Hudson's energy cost adjustment clauses to recover its cost of purchased electricity and natural gas. The decrease in electric revenues also reflects a decrease in Customer Benefit Fund revenues offsetting the cost of programs authorized by the PSC and an increase in shared earnings. The decrease in electric revenues was partially offset by an increase in revenues from electric sales due to customer growth and increased usage per customer. The decrease in both electric and natural gas revenues were also partially offset by the recording of previously deferred revenue.

      CHEC's operating revenues for the third quarter increased $2.8 million, or 8.1%, from $34.5 million in 2003 to $37.3 million in 2004. The increase in revenues largely results from an increase in the average sales price per gallon of liquid petroleum products, which was partially offset by a reduction of $2.9 million due to the sale of SCASCO Inc.'s ("SCASCO") natural gas business unit in October 2003. Revenues for the nine months ended September 30 decreased $4.3 million, or 2.6%, from $168.5 million in 2003 to $164.2 million in 2004. The decrease in revenues reflects a $12.6 million reduction in revenues from natural gas sales, which was partially offset by an increase in the average sales price per gallon of liquid petroleum products.

Sales Volumes

      Central Hudson's sales volumes vary in response to weather conditions. Electric sales volumes peak in the summer, and natural gas sales volumes peak in the winter.

      Changes in Central Hudson's electric and natural gas volumes from last year by major customer classifications are set forth below.

-----------------------------------------------------------------------------------------
                                    % Increase (Decrease) From 2003
-----------------------------------------------------------------------------------------
                    Three Months Ended September 30       Nine Months Ended September 30
-----------------------------------------------------------------------------------------
                      Electric        Natural Gas           Electric       Natural Gas
-----------------------------------------------------------------------------------------
Residential              (2)%             (8)%                  1%             (5)%
-----------------------------------------------------------------------------------------
Commercial                2%               4%                   3%             --
-----------------------------------------------------------------------------------------
Industrial                2%              --                    3%            (10)%
-----------------------------------------------------------------------------------------
Interruptible          (N/A)              (4)%               (N/A)             --
-----------------------------------------------------------------------------------------

      Central Hudson's sales volumes of electricity to full service customers within its service territory, plus delivery of electricity supplied by others, increased by less than 1% in the third quarter of 2004 as compared to the third quarter of 2003. Sales volumes to residential customers decreased 2% due primarily to the cooler weather experienced this summer as compared to last year, which was partially offset by customer growth. Billing cooling-degree days decreased by 5% compared to last year. Sales volumes to commercial customers increased 2% due to both customer growth and increased usage per customer. Industrial sales volumes increased 2% due to increased usage by a large industrial customer.

      Sales volumes of electricity to full service customers, plus delivery of electricity supplied by others, increased 2% in the first nine months of 2004 as compared to the first nine months of 2003. Despite warmer winter weather (billing heating degree-days decreased by 10%) and the cooler summer weather, sales volumes to residential customers increased 1% due primarily to customer growth. Sales volumes to commercial customers increased 3% due to customer growth and increased usage per customer. Industrial sales volumes increased 3% due primarily to increased usage by a large industrial customer.

      Sales volumes of natural gas to firm Central Hudson customers, plus transportation of natural gas supplied by others, remained relatively flat in the third quarter of 2004 as compared to the same period in the prior year. Sales volumes to residential customers, primarily space heating sales, decreased 8% due to a reduction in usage per customer partially offset by an increase in sales due to customer growth. Sales to commercial customers increased 4% due largely to customer growth. The level of industrial sales remained unchanged and interruptible sales decreased 4%.

      For the nine months ended September 30, 2004, sales volumes of natural gas to firm Central Hudson customers, plus transportation of natural gas supplied by others, decreased 2% as compared to the first nine months of 2003. Because of the warmer winter weather, sales volumes to residential customers, primarily space heating customers, decreased 5%, which was partially offset by customer growth. Sales volumes to commercial customers remained relatively flat with a reduction in usage per customer offset by customer growth. Industrial sales, which represent approximately 5% of total firm sales volumes, decreased 10%, and interruptible sales volumes also remained flat.

      CHEC's sales volumes of petroleum products decreased by 1.3 million gallons, or 5%, to 22.9 million gallons in the third quarter of 2004 from 24.2 million gallons in the third quarter of 2003. CHEC's sales volumes of petroleum products decreased by 2.6 million gallons to 110 million gallons for the first nine months of 2004 from 112.6 million gallons during the same period in 2003. These decreases were primarily due to warmer weather, as evidenced by a 10% average decrease in heating degree days for the first nine months of 2004, as compared to the same periods in 2003. The decrease in sales for the quarter was also due to fewer deliveries resulting from improved operating efficiencies at the fuel oil distribution subsidiaries. CHEC's sales volumes of natural gas decreased as a result of the sale of SCASCO's natural gas business in the fourth quarter of 2003.

Operating Expenses

      Energy Group's total operating expenses, including income taxes, decreased $7.4 million, or 4.5%, in the third quarter of 2004 from the comparable period in 2003.

      For the nine months ended September 30, 2004, Energy Group's total operating expenses, including income taxes, decreased $27.9 million, or 4.8%, as compared to the first nine months of 2003.

      Central Hudson's operating expenses for the third quarter of 2004, including income taxes, decreased $10 million, or 7.9%, from $127 million in 2003 to $117 million in 2004. The reduction in operating expenses results primarily from a decrease of $6.8 million in purchased electricity expense due largely to a decrease in the wholesale cost of purchased electricity and a decrease in other expenses of operation of $4.6 million. The latter resulted primarily from a decrease in storm restoration costs and a reduction in costs related to various programs funded by the Customer Benefit Fund, notably the electric reliability program that was substantially completed by the end of 2003.

      For the nine months ended September 30, Central Hudson's operating expenses, including income taxes, decreased $23 million from $416.9 million in 2003 to

$393.9 million in 2004. The reduction is due largely to a decrease in purchased electricity and natural gas expense, and a decrease in other expenses of operation, primarily storm restoration costs and the cost of certain programs funded by the Customer Benefit Fund. The decrease in purchased electricity expense reflects a reduction in the wholesale cost, a reduction in the volume purchased due to customer migration to other providers, and a change in the amounts recorded related to the recovery of these costs via Central Hudson's cost recovery mechanism. The decrease in purchased natural gas expense is also due to a change in the amounts recorded related to the cost recovery mechanism and a reduction in volumes purchased due to a decrease in sales and to customer migration.

      CHEC's operating expenses for the third quarter, including income taxes, increased $2.9 million, or 7.9%, from $36.9 million in 2003 to $39.8 million in 2004. The cost of petroleum increased $6.7 million due primarily to an increase in the wholesale cost of liquid petroleum products. Natural gas costs decreased $2.6 million due to the sale of SCASCO's natural gas business in October 2003. For the nine months ended September 30, 2004, operating expenses decreased $4 million, or 2.4%, from $165.6 million in 2003 to $161.6 million in 2004 largely due to a decrease in natural gas costs of $11.4 million resulting from the sale of the natural gas business. Largely offsetting the decrease was an increase in purchased petroleum costs of $9.4 million resulting primarily from higher wholesale prices. Other operating expenses decreased by $1.2 million for the quarter ended and $2 million for the nine months ended September 30, 2004, as compared to the same periods last year due to improved operating efficiencies at the fuel oil distribution subsidiaries and lower sales, general and administrative costs.

Other Income

      Other income for Energy Group (consolidated) decreased $1.8 million and $3 million for the quarter and nine months, respectively, ended September 30, 2004, as compared to the same periods in 2003. The reduction for the quarter and the nine months ended September 30, 2004, was due primarily to decreased investment income from Energy Group due to the liquidation of its Alternate Investment Program, an increase in business development costs by Energy Group for the purpose of redeploying its available capital in suitable investment opportunities, and a reduction in Central Hudson's regulatory carrying charges due from customers related to deferred pension costs.

Interest and Other Charges

      Interest and other charges for Energy Group (consolidated) decreased $2.1 million and $3.5 million for the quarter and nine months ended September 30, 2004, as compared to the same periods in 2003. The decrease for both periods was due primarily to a reduction of regulatory carrying charges due to Central Hudson customers resulting largely from a declining Customer Benefit Fund balance. In addition to providing additional customer refunds, funds were used to offset deferred pension and other post-employment benefit costs, as authorized in Central Hudson's modified settlement agreement with the PSC effective July 1, 2004. The reductions also reflect a decrease in preferred stock dividends due to the redemption of certain issues of preferred stock by Central Hudson in October 2003.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Annual Report for a discussion of Energy Group's dividend payments. On March 26, 2004, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, which was paid May 3, 2004, to shareholders of record as of April 9, 2004. On May 21, 2004, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable August 2, 2004, to shareholders of record as of July 9, 2004. On September 30, 2004, the Board of Directors of Energy Group declared a quarterly dividend $0.54 per share, payable November 1, 2004, to shareholders of record as of October 11, 2004.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended. Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Energy Group's and Central Hudson's future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to, weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs; the success of strategies to satisfy electricity requirements following the sale of Central Hudson's interests in its major generating assets; future market prices for energy, capacity and ancillary services; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, such statements are subject to the risks and uncertainties discussed in the "Risk Factors" section and elsewhere in this document.

      Given these risks and uncertainties, undue reliance should not be placed on these forward-looking statements.

RISK FACTORS

      Redeployment Of Capital

      Energy Group is seeking to invest in energy-related assets approximately $100 million currently held in money market instruments. Such investments are being sought to produce earnings intended to replace, in whole or in part, the income recorded in 2001, 2002, 2003, and 2004 from the sales of Central Hudson's interests in its major generating assets. If such investments are not made timely or are insufficient to replace the expiring income, Energy Group's results of operations could be adversely affected. Reference is made to Note 2 - "Regulatory Matters" in the Corporations' 10-K Annual Report and, in particular, to the subcaption "Expiring Amortization." No projected income from such future investments in new energy-related assets has been included in any earnings guidance issued by Energy Group for 2004.

      Storms and Other Events Beyond Central Hudson's Control May Interfere with the Operation of its Transmission and Distribution Facilities in the Mid-Hudson Valley Region

      Central Hudson's revenues are generated by the delivery of electricity over transmission and distribution lines and by the delivery of natural gas through pipelines. These facilities, which are owned and operated by Central Hudson or by third party entities, are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events. If Central Hudson is unable to repair its facilities in a timely manner, or if the third parties that own and operate the interconnected facilities are unable to repair their facilities in a timely manner, Central Hudson's customers may experience a service disruption and Central Hudson may experience lower revenues or increased expenses, or both, that Central Hudson may not be able to recover fully through rates, insurance, sales margins, or other means in a timely manner, or at all.

      Storms and Other Events Beyond the Control of CHEC's Subsidiaries May Interfere with the Operation of their Fuel Oil Delivery Businesses in the Mid-Atlantic and in the Northeast Region

      CHEC's revenues from its fuel oil delivery businesses are generated by the delivery of various petroleum products within their areas of operation. In order to conduct these businesses, CHEC's subsidiaries need access to petroleum supplies from storage facilities in their service territories. Some of these storage facilities are owned or leased by CHEC's subsidiaries, and some are owned and operated by third party entities. These facilities are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events and supply of petroleum products to these facilities could be delayed, curtailed, or lost due to developments in the world oil markets. If such damage or disruption were to occur, and if the affected CHEC subsidiary were unable to procure petroleum from alternative sources of supply in a timely manner, the customers of such subsidiary could experience a service disruption and the subsidiary could experience lower revenues, or increased expenses, or both, that the subsidiary might not be able to recover fully through insurance, sales margins, or other means in a timely manner, or at all.

      Unusual Temperatures in Central Hudson and CHEC's Service Territories Could Adversely Impact Earnings

      Central Hudson's service territory is the mid-Hudson Valley region. CHEC's subsidiaries serve the mid-Atlantic region and northeast U.S. These areas typically experience seasonal fluctuations in temperature. If, however, the regions were to experience unusually mild winters and cooler summers, Central Hudson's and CHEC's earnings could be adversely impacted. A considerable portion of Central Hudson's total electric deliveries is directly or indirectly related to weather-sensitive end uses such as air conditioning and space heating. Much of the fuel oil delivered by CHEC's subsidiaries is also used for space heating, as is the majority of the natural gas delivered by Central Hudson. As a result, sales fluctuate and vary from normal expected levels based on variations in weather from normal seasonal levels. Such variations in sales volumes could affect results of operations significantly. Central Hudson and CHEC have programs in place to constrain the potential variability in results of operations through the use of derivative instruments. However, no assurance can be given that suitable risk management instruments will remain available.

      Central Hudson's Rate Plans Limit its Ability to Pass Through Increased Costs to its Customers; If Central Hudson's Rate Plans Are Modified by State Regulatory Authorities, Central Hudson Revenues May Be Lower Than Expected

      As a transmission and distribution company delivering electricity and natural gas within New York State, Central Hudson is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and Energy Group or Energy Group's competitive business subsidiaries. The PSC's Order Establishing Rates in Central Hudson's rate proceeding, which was issued on October 25, 2001, and became effective November 1, 2001 (the "Rate Order"), and the PSC's Joint Proposal Order issued on June 14, 2004, and effective in June 2004 (together the "Rate Plans") cover the rates Central Hudson can charge customers and contain a number of related provisions. Rates charged to customers generally may not be changed during the respective limited terms of the Rate Plans, other than for the recovery of energy costs and limited other exceptions. As a result, the Rate Plans may not reflect all of the increased construction and other costs that may be experienced after the date the Rate Plans became effective. The approval of new rate plans or changes to existing Rate Plans could have a significant effect on Central Hudson's financial condition, results of operations, or cash flows. The current Rate Plans and material matters relating to potential rate changes are described in Note 2 - "Regulatory Matters" in the Corporations' 10-K Annual Report. The current Rate Plans permit Central Hudson to file for changes in rates any time after June 30, 2004, but rates are generally not changed by the PSC until eleven months after the filing of proposed rate changes. Central Hudson expects to file for new retail rates within the next two-year period. Central Hudson cannot predict the rates that will be established by the PSC, or whether its business may be adversely affected by the rates determined, in such proceeding.

      Central Hudson Is Subject to Risks Relating to Asbestos Litigation and Manufactured Gas Plant Facilities

      Litigations have been commenced against Central Hudson arising from the use of asbestos at its previously owned major generating assets, and Central Hudson is involved in a number of matters arising from contamination at former manufactured gas plant sites. Reference is made to Note 13 - "Commitments and Contingencies" in the Corporations' 10-K Annual Report, and in particular to the subcaptions in the Note regarding "Asbestos Litigation" and "Former Manufactured Gas Plant Facilities," and Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      Asbestos Litigation

      For a discussion of lawsuits against Central Hudson involving asbestos, see Note 13 - "Commitments and Contingencies" under the caption "Asbestos Litigation" in the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      As of October 4, 2004, a total of 3,215 cases involving asbestos have been brought against Central Hudson of the type described under the caption, of which 1,525 remain pending. Of the 1,690 cases no longer pending against Central Hudson, 1,549 have been dismissed or discontinued, and Central Hudson has settled 141 cases. Energy Group and Central Hudson are presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, Energy Group and Central Hudson cannot determine the ultimate liability relating to these cases. Based on information known to Energy Group and Central Hudson at this time, including Central Hudson's experience in settling and in obtaining dismissals of asbestos cases, Energy Group and Central Hudson believe that the cost to be incurred in connection with the remaining lawsuits will not have a material adverse effect on Energy Group's and/or Central Hudson's financial condition, results of operations, or cash flows.

Item 5 - Other Information

      Environmental Matters. For discussion of Central Hudson's environmental matters, see Note 13 - "Commitments and Contingencies" to the Consolidated Financial Statements under the caption "Environmental Matters" of the Corporations' 10-K Annual Report.

      Central Hudson - Orange County Landfill. Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 13 to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The Tolling Agreement dated September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations for certain alleged causes of action by certain state agencies against Central Hudson, was extended to April 30, 2005. Neither Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

      Other Matter. The State of Maryland issued a Notice of Assessment for Motor Fuel Tax on September 28, 2004, to Griffith Energy Services, Inc. ("Griffith"), one of the competitive business subsidiaries of CHEC. The assessment is for $2.5 million for the period 2001 - 2003. Griffith intends to appeal the assessment and Management believes that the ultimate resolution will not have a material adverse effect on the financial condition, results of operations, or cash flows of Griffith.

ITEM 6 - EXHIBITS

      The following exhibits are furnished in accordance with the provisions of
Item 601 of Regulation S-K.

   Exhibit No.
 Regulation S-K
    Item 601
   Designation                 Exhibit Description

12(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges for Energy Group.

12(ii) Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Fixed Charges and Preferred Dividends for Central Hudson.

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


                                     CH ENERGY GROUP, INC.
                                         (Registrant)

                                     By:       /s/ Donna S. Doyle
                                     -------------------------------------------
                                                 Donna S. Doyle
                                     Vice President - Accounting and Controller


                                     CENTRAL HUDSON GAS & ELECTRIC
                                     CORPORATION
                                          (Co-Registrant)

                                     By:      /s/ Donna S. Doyle
                                     -------------------------------------------
                                                 Donna S. Doyle
                                     Vice President - Accounting and Controller

Date: November 8, 2004

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

  Exhibit No.
Regulation S-K
   Item 601
  Designation               Exhibit Description

12(i) Statement Showing Computation of the Ratio of Earnings to Fixed Charges for Energy Group.

12(ii) Statement Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Fixed Charges and Preferred Dividends for Central Hudson.

31.1              Rule 13a-14(a)/15d-14(a) Certification by Steven V. Lant.

31.2              Rule 13a-14(a)/15d-14(a) Certification by Christopher M.
                  Capone.

32.1              Section 1350 Certification by Steven V. Lant.

32.2              Section 1350 Certification by Christopher M. Capone.