Form 10-Q
period 2005-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2005-11-03
CIK 18647, 1061393

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................September 30, 2005

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

      Yes |_|   No |X|

      Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_|   No |X|

      Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes |_|   No |X|

      As of the close of business on November 1, 2005, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

      CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS
(H)(2)(a), (b) AND (c).

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

      PART I - FINANCIAL INFORMATION                                       PAGE
                                                                           ----
Item 1 - Consolidated Financial Statements (Unaudited)

       CH ENERGY GROUP, INC.
       Consolidated Statement of Income -                                    1
         Three Months Ended September 30, 2005, and 2004

       Consolidated Statement of Income -                                    2
         Nine Months Ended September 30, 2005, and 2004

       Consolidated Statement of Comprehensive Income -                      3
         Three Months Ended September 30, 2005, and 2004

       Consolidated Statement of Comprehensive Income -                      3
         Nine Months Ended September 30, 2005, and 2004

       Consolidated Balance Sheet - September 30, 2005,                      4
         December 31, 2004, and September 30, 2004

       Consolidated Statement of Cash Flows -                                6
         Nine Months Ended September 30, 2005, and 2004

       CENTRAL HUDSON GAS & ELECTRIC CORPORATION
       Consolidated Statement of Income -                                    7
         Three Months Ended September 30, 2005, and 2004

       Consolidated Statement of Income -                                    8
         Nine Months Ended September 30, 2005, and 2004

       Consolidated Statement of Comprehensive Income -                      9
         Three Months Ended September 30, 2005, and 2004

       Consolidated Statement of Comprehensive Income -                      9
         Nine Months Ended September 30, 2005, and 2004

       Consolidated Balance Sheet - September 30, 2005,                     10
         December 31, 2004, and September 30, 2004

       Consolidated Statement of Cash Flows -                               12

         Nine Months Ended September 30, 2005, and 2004

       Notes to Consolidated Financial Statements (Unaudited)               13

                                      INDEX

      PART I - FINANCIAL INFORMATION                                       PAGE
                                                                           ----
Item 2 - Management's Discussion and Analysis of                            31
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                           54
         about Market Risk

Item 4 - Controls and Procedures                                            54

      PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  55

Item 6 - Exhibits                                                           55

Signatures                                                                  56

Exhibit Index                                                               57

Certifications                                                              60

                     --------------------------------------

Filing Format

      This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. ("Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"), a wholly owned subsidiary of Energy Group. Except where the content clearly indicates otherwise, any reference in this report to Energy Group includes all subsidiaries of Energy Group, including Central Hudson. Central Hudson makes no representation as to the information contained in this report in relation to Energy Group and its subsidiaries other than Central Hudson.

                         PART I - FINANCIAL INFORMATION

                   Item I - Consolidated Financial Statements

                             CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                                         For the 3 Months Ended September 30,
                                                                                            2005                      2004
                                                                                         ----------                 ---------
                                                                                                 (Thousands of Dollars)
Operating Revenues
  Electric ...........................................................................   $  159,589                 $ 113,122
  Natural gas ........................................................................       14,115                    11,426
  Competitive business subsidiaries ..................................................       54,192                    37,324
                                                                                         ----------                 ---------
      Total Operating Revenues .......................................................      227,896                   161,872
                                                                                         ----------                 ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
      electric generation ............................................................      111,496                    66,947
    Purchased natural gas ............................................................        7,311                     4,571
    Purchased petroleum ..............................................................       43,287                    28,056
    Other expenses of operation - regulated activities ...............................       24,613                    24,658
    Other expenses of operation - competitive business subsidiaries ..................       12,642                    12,027
  Depreciation and amortization ......................................................        9,116                     8,627
  Taxes, other than income tax .......................................................        8,578                     7,644
                                                                                         ----------                 ---------
      Total Operating Expense ........................................................      217,043                   152,530
                                                                                         ----------                 ---------

Operating Income .....................................................................       10,853                     9,342
                                                                                         ----------                 ---------

Other Income
  Interest on regulatory assets and investment income ................................        2,470                     1,987
  Other - net ........................................................................         (627)                    1,431
                                                                                         ----------                 ---------
      Total Other Income .............................................................        1,843                     3,418
                                                                                         ----------                 ---------
Interest Charges
  Interest on long-term debt .........................................................        3,421                     2,696
  Interest on regulatory liabilities and other interest ..............................          923                       980
                                                                                         ----------                 ---------
      Total Interest Charges .........................................................        4,344                     3,676
                                                                                         ----------                 ---------

Income before income taxes and preferred dividends of subsidiary .....................        8,352                     9,084

Income Taxes ...................................................................              2,364                     4,391
                                                                                         ----------                 ---------

Income before preferred dividends of subsidiary ......................................        5,988                     4,693
Cumulative preferred stock dividends of subsidiary ...................................          242                       242
                                                                                         ----------                 ---------

Net Income ...........................................................................        5,746                     4,451
Dividends Declared on Common Stock ...................................................        8,511                     8,511
                                                                                         ----------                 ---------

Balance Retained in the Business .....................................................   ($   2,765)                ($  4,060)
                                                                                         ==========                 =========

Common Stock:
    Average Shares Outstanding - Basic ...............................................       15,762                    15,762
                               - Diluted .............................................       15,769                    15,770

    Earnings Per Share - Basic .......................................................   $     0.36                 $    0.28
                       - Diluted .....................................................   $     0.36                 $    0.28

    Dividends Declared Per Share .....................................................   $     0.54                 $    0.54

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                           For the 9 Months Ended September 30,
                                                                              2005                      2004
                                                                           ----------                ----------
                                                                                  (Thousands of Dollars)
Operating Revenues
  Electric ............................................................    $  392,866                $  329,833
  Natural gas .........................................................       108,687                    96,220
  Competitive business subsidiaries ...................................       202,001                   164,166
                                                                           ----------                ----------
      Total Operating Revenues ........................................       703,554                   590,219
                                                                           ----------                ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ............................................       254,200                   194,416
    Purchased natural gas .............................................        71,288                    60,121
    Purchased petroleum ...............................................       154,550                   115,852
    Other expenses of operation - regulated activities ................        73,472                    72,418
    Other expenses of operation - competitive business subsidiaries ...        39,350                    39,598
  Depreciation and amortization .......................................        27,304                    25,842
  Taxes, other than income tax ........................................        25,344                    22,536
                                                                           ----------                ----------
      Total Operating Expense .........................................       645,508                   530,783
                                                                           ----------                ----------

Operating Income ......................................................        58,046                    59,436
                                                                           ----------                ----------

Other Income
  Interest on regulatory assets and investment income .................         7,035                     7,824
  Other - net .........................................................        (1,400)                    5,209
                                                                           ----------                ----------
      Total Other Income ..............................................         5,635                    13,033
                                                                           ----------                ----------

Interest Charges
  Interest on long-term debt ..........................................        10,187                     8,436
  Interest on regulatory liabilities and other interest ...............         2,160                     5,244
                                                                           ----------                ----------
      Total Interest Charges ..........................................        12,347                    13,680
                                                                           ----------                ----------

Income before income taxes and preferred dividends of subsidiary ......        51,334                    58,789

Income Taxes ..........................................................        17,988                    25,126
                                                                           ----------                ----------

Income before preferred dividends of subsidiary .......................        33,346                    33,663
Cumulative preferred stock dividends of subsidiary ....................           727                       727
                                                                           ----------                ----------

Net Income ............................................................        32,619                    32,936
Dividends Declared on Common Stock ....................................        25,534                    25,534
                                                                           ----------                ----------

Balance Retained in the Business ......................................    $    7,085                $    7,402
                                                                           ==========                ==========

Common Stock:
    Average Shares Outstanding - Basic ................................        15,762                    15,762
                               - Diluted ..............................        15,768                    15,771

    Earnings Per Share - Basic. .......................................    $     2.07                $     2.09
                       - Diluted ......................................    $     2.07                $     2.08

    Dividends Declared Per Share ......................................    $     1.62                $     1.62

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                 For the 3 Months Ended September 30,
                                                                                   2005                        2004
                                                                                 --------                    --------
                                                                                        (Thousands of Dollars)
Net Income ...................................................................   $  5,746                    $  4,451

Other Comprehensive Income:

Net unrealized gains net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $(80) and $(38) ....        120                          57
      Investments - net of tax of $(40) and $(79) ............................         59                         119
                                                                                 --------                    --------

Other comprehensive income ...................................................        179                         176
                                                                                 --------                    --------

Comprehensive Income .........................................................   $  5,925                    $  4,627
                                                                                 ========                    ========

                                                                                 For the 9 Months Ended September 30,
                                                                                   2005                        2004
                                                                                 --------                    --------
                                                                                        (Thousands of Dollars)
Net Income ...................................................................   $ 32,619                    $ 32,936

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $(80) and $20 ......        119                         (31)
      Investments - net of tax of $(207) and $33 .............................        311                         (50)
                                                                                 --------                    --------

Other comprehensive income (loss) ............................................        430                         (81)
                                                                                 --------                    --------

Comprehensive Income .........................................................   $ 33,049                    $ 32,855
                                                                                 ========                    ========

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                September 30,   December 31,   September 30,
                                                                    2005            2004           2004
                                                                -------------   ------------   -------------
                                                                           (Thousands of Dollars)
                        ASSETS

Utility Plant
   Electric .................................................   $     719,045   $    702,206   $     672,014
   Natural gas ..............................................         221,890        214,866         208,866
   Common ...................................................         106,335        104,840         106,258
                                                                -------------   ------------   -------------
                                                                    1,047,270      1,021,912         987,138

   Less: Accumulated depreciation ...........................         330,285        315,691         315,366
                                                                -------------   ------------   -------------
                                                                      716,985        706,221         671,772

   Construction work in progress ............................          51,898         38,846          70,415
                                                                -------------   ------------   -------------
      Net Utility Plant .....................................         768,883        745,067         742,187
                                                                -------------   ------------   -------------

Other Property and Plant - net ..............................          23,245         23,139          22,830
                                                                -------------   ------------   -------------

Current Assets
   Cash and cash equivalents ................................         100,647        119,117         130,895
   Accounts receivable -
      net of allowance for doubtful accounts of
      $4.6 million, $4.8 million, and $5.1 million,
      respectively ..........................................          80,523         65,239          51,653
   Accrued unbilled utility revenues ........................           5,998          9,130           5,496
   Other receivables ........................................           5,119          4,548           3,344
   Fuel and materials and supplies - at average cost ........          31,189         21,459          25,116
   Regulatory assets ........................................          16,440         17,454           5,712
   Fair value of derivative instruments .....................           8,724             --           3,081
   Special deposits and prepayments .........................          23,567         20,767          18,687
   Accumulated deferred income tax ..........................          12,056          9,454           8,739
                                                                -------------   ------------   -------------
      Total Current Assets ..................................         284,263        267,168         252,723
                                                                -------------   ------------   -------------
Deferred Charges and Other Assets
   Regulatory assets - pension plan .........................          91,247         88,633          86,559
   Intangible asset - pension plan ..........................          20,134         22,291          22,291
   Goodwill .................................................          50,898         50,462          50,462
   Other intangible assets - net ............................          28,472         28,780          29,464
   Regulatory assets ........................................          47,709         37,231          38,702
   Unamortized debt expense .................................           3,780          4,041           3,770
   Other ....................................................          26,291         20,995          19,286
                                                                -------------   ------------   -------------
      Total Deferred Charges and Other Assets ...............         268,531        252,433         250,534
                                                                -------------   ------------   -------------

         Total Assets .......................................   $   1,344,922   $  1,287,807   $   1,268,274
                                                                =============   ============   =============

                 See Notes to Consolidate Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                September 30,   December 31,   September 30,
                                                                    2005            2004           2004
                                                                -------------   ------------   -------------
                                                                           (Thousands of Dollars)
             CAPITALIZATION AND LIABILITIES

Capitalization
   Common Stock Equity:
      Common stock, 30,000,000 shares authorized:
         15,762,000 shares outstanding, 16,862,087 shares
         issued, $0.10 par value ............................   $       1,686   $      1,686   $       1,686
   Paid-in capital ..........................................         351,230        351,230         351,230
   Retained earnings ........................................         194,857        187,772         186,796
   Treasury stock (1,100,087 shares) ........................         (46,252)       (46,252)        (46,252)
   Accumulated comprehensive income (loss) ..................            (213)          (643)           (388)
   Capital stock expense ....................................            (328)          (328)           (328)
                                                                -------------   ------------   -------------
         Total Common Stock Equity ..........................         500,980        493,465         492,744
                                                                -------------   ------------   -------------

   Cumulative Preferred Stock
      Not subject to mandatory redemption ...................          21,027         21,030          21,030

   Long-term debt ...........................................         319,885        319,883         285,882
                                                                -------------   ------------   -------------
         Total Capitalization ...............................         841,892        834,378         799,656
                                                                -------------   ------------   -------------

Current Liabilities
   Notes payable ............................................          44,000         12,000          37,000
   Accounts payable .........................................          36,636         43,418          35,732
   Accrued interest .........................................           2,544          4,629           2,410
   Dividends payable ........................................           8,754          8,754           8,754
   Accrued vacation and payroll .............................           5,727          5,833           6,456
   Customer deposits ........................................           6,869          6,496           6,267
   Regulatory liabilities ...................................           8,525             --           5,666
   Fair value of derivative instruments .....................              --            906              --
   Deferred revenues ........................................          10,435          8,931           9,650
   Other ....................................................          14,193         10,535           9,522
                                                                -------------   ------------   -------------
         Total Current Liabilities ..........................         137,683        101,502         121,457
                                                                -------------   ------------   -------------

Deferred Credits and Other Liabilities
   Regulatory liabilities ...................................         155,529        156,339         156,622
   Operating reserves .......................................           6,921          6,515           6,369
   Deferred gain - sale of major generating assets ..........              --             --           2,472
   Accrued environmental remediation costs ..................          22,821         22,635          22,853
   Accrued other post-employment benefit costs ..............          22,856         16,030          13,930
   Accrued pension costs ....................................          14,734         18,470          13,313
   Other ....................................................          13,609         11,163          17,944
                                                                -------------   ------------   -------------
         Total Deferred Credits and Other Liabilities .......         236,470        231,152         233,503
                                                                -------------   ------------   -------------

Accumulated Deferred Income Tax .............................         128,877        120,775         113,658
                                                                -------------   ------------   -------------

         Total Capitalization and Liabilities ...............   $   1,344,922   $  1,287,807   $   1,268,274
                                                                =============   ============   =============

                 See Notes to Consolidate Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the 9 Months Ended
                                                                                   September 30,
                                                                                 2005         2004
                                                                               ---------    ---------
                                                                               (Thousands of Dollars)
Operating Activities:

   Net Income ..............................................................   $  32,618    $  32,936

      Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
            Depreciation and amortization ..................................      27,304       25,842
            Deferred income taxes - net ....................................       7,776       16,569
            Provision for uncollectibles ...................................       2,784        3,594
            Accrued/deferred pension costs .................................     (10,735)     (10,317)
            Amortization of fossil plant incentive .........................          --       (7,415)

         Changes in operating assets and liabilities - net:
            Accounts receivable, unbilled revenues and other receivables ...     (15,507)      16,970
            Fuel, materials and supplies ...................................      (9,639)      (5,269)
            Special deposits and prepayments ...............................       1,450        4,628
            Accounts payable ...............................................      (6,782)      (4,870)
            Accrued interest ...............................................      (2,085)      (1,864)
            Deferred natural gas and electric costs ........................        (781)       2,608
            Customer benefit fund ..........................................      (3,592)     (17,789)
            Proceeds from sale of emissions allowances .....................          --       13,576
            Other - net ....................................................      11,651       (1,618)
                                                                               ---------    ---------

      Net Cash Provided By Operating Activities ............................      34,462       67,581
                                                                               ---------    ---------

Investing Activities:

      Additions to utility plant and other property and plant ..............     (45,556)     (48,396)
      Issuance of notes receivable .........................................      (4,629)          --
      Acquisitions made by competitive business subsidiaries ...............      (7,370)          --
      Other - net ..........................................................      (1,826)      (1,446)
                                                                               ---------    ---------

      Net Cash Used in Investing Activities ................................     (59,381)     (49,842)
                                                                               ---------    ---------

Financing Activities:

      Proceeds from issuance of long-term debt .............................          --        7,000
      Retirement of long-term debt .........................................          --      (15,000)
      Redemption of preferred stock ........................................          (3)          --
      Net borrowings (repayments) of short-term debt .......................      32,000       21,000
      Dividends paid on common stock .......................................     (25,534)     (25,534)
      Debt issuance costs ..................................................         (14)        (144)
                                                                               ---------    ---------

      Net Cash Provided by (Used in) Financing Activities ..................       6,449      (12,678)
                                                                               ---------    ---------

Net Change in Cash and Cash Equivalents ....................................     (18,470)       5,061

Cash and Cash Equivalents - Beginning of Year ..............................     119,117      125,834
                                                                               ---------    ---------

Cash and Cash Equivalents - End of Period ..................................   $ 100,647    $ 130,895
                                                                               =========    =========

Supplemental Disclosure of Cash Flow Information

      Interest paid ........................................................   $  14,864    $  12,126

      Federal and State income tax paid ....................................   $  11,960    $  11,133

As authorized in the Order adopting the terms of the 2004 Joint Proposal dated June 14, 2004, $3 millon and $83 million for the nine months ended September 30, 2005, and 2004, respectively, of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow.

                 See Notes to Consolidate Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                              For the 3 Months Ended September 30,
                                                                                  2005                     2004
                                                                              -----------               ----------
                                                                                       (Thousands of Dollars)
Operating Revenues
  Electric .............................................................      $   159,589               $  113,122
  Natural gas ..........................................................           14,115                   11,426
                                                                              -----------               ----------
      Total Operating Revenues .........................................          173,704                  124,548
                                                                              -----------               ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .........          111,496                   66,947
    Purchased natural gas ..............................................            7,311                    4,571
    Other expenses of operation ........................................           24,613                   24,658
  Depreciation and amortization ........................................            7,502                    7,064
  Taxes, other than income tax .........................................            8,505                    7,567
                                                                              -----------               ----------
      Total Operating Expenses .........................................          159,427                  110,807
                                                                              -----------               ----------

Operating Income .......................................................           14,277                   13,741
                                                                              -----------               ----------

Other Income
  Interest on regulatory assets and other interest income ..............            1,793                    1,671
  Other - net ..........................................................             (314)                   2,013
                                                                              -----------               ----------
      Total Other Income ...............................................            1,479                    3,684
                                                                              -----------               ----------

Interest Charges
  Interest on long-term debt ...........................................            3,421                    2,696
  Interest on regulatory liabilities and other interest ................              966                    1,004
                                                                              -----------               ----------
      Total Interest Charges ...........................................            4,387                    3,700
                                                                              -----------               ----------

Income Before Income Taxes .............................................           11,369                   13,725

Income Taxes ...........................................................            4,484                    6,158
                                                                              -----------               ----------

Net Income .............................................................            6,885                    7,567

Dividends Declared on Cumulative Preferred Stock .......................              242                      242
                                                                              -----------               ----------

Income Available for Common Stock ......................................        $   6,643               $    7,325
                                                                              ===========               ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                              For the 9 Months Ended September 30,
                                                                                 2005                      2004
                                                                              -----------               ----------
                                                                                       (Thousands of Dollars)
Operating Revenues
  Electric .............................................................      $   392,866               $  329,832
  Natural gas ..........................................................          108,687                   96,220
                                                                              -----------               ----------
      Total Operating Revenues .........................................          501,553                  426,052
                                                                              -----------               ----------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .........          254,200                  194,417
    Purchased natural gas ..............................................           71,288                   60,121
    Other expenses of operation ........................................           73,472                   72,418
  Depreciation and amortization ........................................           22,506                   21,191
  Taxes, other than income tax .........................................           25,103                   22,348
                                                                              -----------               ----------
      Total Operating Expenses .........................................          446,569                  370,495
                                                                              -----------               ----------

Operating Income .......................................................           54,984                   55,557
                                                                              -----------               ----------

Other Income
  Interest on regulatory assets and other interest income ..............            5,209                    7,025
  Other - net ..........................................................             (982)                   5,610
                                                                              -----------               ----------
      Total Other Income ...............................................            4,227                   12,635
                                                                              -----------               ----------

Interest Charges
  Interest on long-term debt ...........................................           10,187                    8,436
  Interest on regulatory liabilities and other interest ................            2,285                    5,320
                                                                              -----------               ----------
      Total Interest Charges ...........................................           12,472                   13,756
                                                                              -----------               ----------

Income Before Income Taxes .............................................           46,739                   54,436

Income Taxes ...........................................................           18,751                   23,419
                                                                              -----------               ----------

Net Income .............................................................           27,988                   31,017

Dividends Declared on Cumulative Preferred Stock .......................              727                      727
                                                                              -----------               ----------

Income Available for Common Stock ......................................      $    27,261               $   30,290
                                                                              ===========               ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           For the 3 Months Ended September 30,
                                                             2005                   2004
                                                           ---------             ----------
                                                               (Thousands of Dollars)
Net Income ............................................    $   6,885             $    7,567

Other Comprehensive Income ............................           --                     --
                                                           ---------             ----------

Comprehensive Income ..................................    $   6,885             $    7,567
                                                           =========             ==========

                                                           For the 9 Months Ended September 30,
                                                              2005                  2004
                                                           --------------------------------
                                                                  (Thousands of Dollars)
Net Income ............................................    $  27,988             $   31,017

Other Comprehensive Income ............................           --                     --
                                                           ---------             ----------

Comprehensive Income ..................................    $  27,988             $   31,017
                                                           =========             ==========

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                        September 30,   December 31,   September 30,
                            ASSETS                                          2005            2004           2004
                                                                        -------------   ------------   -------------
                                                                                   (Thousands of Dollars)
Utility Plant
   Electric .........................................................   $     719,045   $    702,206   $     672,014
   Natural gas ......................................................         221,890        214,866         208,866
   Common ...........................................................         106,335        104,840         106,258
                                                                        -------------   ------------   -------------
                                                                            1,047,270      1,021,912         987,138

   Less: Accumulated depreciation ...................................         330,285        315,691         315,366
                                                                        -------------   ------------   -------------
                                                                              716,985        706,221         671,772

   Construction work in progress ....................................          51,898         38,846          70,415
                                                                        -------------   ------------   -------------
      Net Utility Plant .............................................         768,883        745,067         742,187
                                                                        -------------   ------------   -------------

Other Property and Plant - net ......................................             724            962             963
                                                                        -------------   ------------   -------------

Current Assets
   Cash and cash equivalents ........................................           2,346          8,227           6,147
   Accounts receivable -
      net of allowance for doubtful accounts of
      $3.6 million, $3.8 million, and $3.8 million, respectively ....          57,162         37,704          35,004
   Accrued unbilled utility revenues ................................           5,998          9,130           5,496
   Other receivables ................................................           2,426          2,048           1,268
   Fuel and materials and supplies - at average cost ................          26,104         17,207          20,412
   Regulatory assets ................................................          16,440         17,454           5,712
   Fair value of derivative instruments .............................           8,525              -           2,986
   Special deposits and prepayments .................................          15,996         20,354          17,720
   Accumulated deferred income tax ..................................          11,217          8,696           8,011
                                                                        -------------   ------------   -------------
        Total Current Assets ........................................         146,214        120,820         102,756
                                                                        -------------   ------------   -------------

Deferred Charges and Other Assets
   Regulatory assets - pension plan .................................          91,247         88,633          86,559
   Intangible asset - pension plan ..................................          20,134         22,291          22,291
   Regulatory assets ................................................          47,709         37,231          38,702
   Unamortized debt expense .........................................           3,780          4,041           3,770
   Other ............................................................          10,631         10,397          10,587
                                                                        -------------   ------------   -------------
        Total Deferred Charges and Other Assets .....................         173,501        162,593         161,909
                                                                        -------------   ------------   -------------

              Total Assets ..........................................   $   1,089,322   $  1,029,442   $   1,007,815
                                                                        =============   ============   =============

                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                        September 30,   December 31,   September 30,
                  CAPITALIZATION AND LIABILITIES                             2005          2004            2004
                                                                        -------------   ------------   -------------
                                                                                   (Thousands of Dollars)
Capitalization
   Common Stock Equity:
      Common stock, 30,000,000 shares authorized; 16,862,087
         shares issued ($5 par value) ...............................   $      84,311   $     84,311   $      84,311
   Paid-in capital ..................................................         174,980        174,980         174,980
   Retained earnings ................................................          35,905         25,644          18,256
   Capital stock expense ............................................          (4,961)        (4,961)         (4,961)
                                                                        -------------   ------------   -------------
         Total Common Stock Equity ..................................         290,235        279,974         272,586
                                                                        -------------   ------------   -------------

   Cumulative Preferred Stock
      Not subject to mandatory redemption ...........................          21,027         21,030          21,030

   Long-term Debt ...................................................         319,885        319,883         285,880
                                                                        -------------   ------------   -------------
         Total Capitalization .......................................         631,147        620,887         579,496
                                                                        -------------   ------------   -------------

Current Liabilities
   Notes Payable ....................................................          44,000         12,000          37,000
   Accounts payable .................................................          28,828         32,951          28,982
   Accrued interest .................................................           2,544          4,629           2,410
   Dividends payable - preferred stock ..............................             242            242             242
   Accrued vacation and payroll .....................................           4,496          4,619           5,265
   Customer deposits ................................................           6,735          6,359           6,143
   Regulatory liabilities ...........................................           8,525             --           5,666
   Fair value of derivative instruments .............................              --            907              --
   Accrued taxes payable ............................................             848              -              --
   Other ............................................................           9,782          5,869           5,946
                                                                        -------------   ------------   -------------
         Total Current Liabilities ..................................         106,000         67,576          91,654
                                                                        -------------   ------------   -------------

Deferred Credits and Other Liabilities
   Regulatory liabilities ...........................................         155,529        156,339         156,622
   Operating reserves ...............................................           5,701          5,969           5,930
   Deferred gain - sale of major generating assets ..................              --             --           2,472
   Accrued environmental remediation costs ..........................          19,500         19,500          19,500
   Accrued other post-employment benefit costs ......................          23,881         16,030          13,930
   Accrued pension costs ............................................          14,734         18,470          13,313
   Other ............................................................          10,392          8,971          15,786
                                                                        -------------   ------------   -------------
         Total Deferred Credits and Other Liabilities ...............         229,737        225,279         227,553
                                                                        -------------   ------------   -------------

Accumulated Deferred Income Tax .....................................         122,438        115,700         109,112
                                                                        -------------   ------------   -------------

         Total Capitalization and Liabilities .......................   $   1,089,322   $  1,029,442   $   1,007,815
                                                                        =============   ============   =============

                 See Notes to Consolidated Financial Statements

                   CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                 For the 9 Months Ended
                                                                      September 30,
                                                                   2005          2004
                                                                 --------      --------
                                                                 (Thousands of Dollars)
Operating Activities:

   Net Income ................................................   $ 27,988      $ 31,017

      Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
            Depreciation and amortization  ...................     22,506        21,191
            Deferred income taxes - net  .....................      6,494        14,607
            Provision for uncollectibles .....................      2,238         3,050
            Accrued/deferred pension costs ...................    (10,735)      (10,317)
            Amortization of fossil plant incentive ...........         --        (7,415)

      Changes in operating assets and liabilities - net:
            Accounts receivable, unbilled revenues and other
               receivables ...................................    (18,941)        9,853
            Fuel, materials and supplies .....................     (8,897)       (4,254)
            Special deposits and prepayments .................      4,358         4,783
            Accounts payable .................................     (4,123)       (4,102)
            Accrued taxes and interest .......................     (1,237)       (1,864)
            Deferred natural gas and electric costs ..........       (781)        2,608
            Customer benefit fund ............................     (3,592)      (17,789)
            Proceeds from sales of emissions allowances ......         --        13,576
            Other - net ......................................      8,233        (2,336)
                                                                 --------      --------

      Net Cash Provided by Operating Activities ..............     23,511        52,608
                                                                 --------      --------

Investing Activities:

      Additions to plant .....................................    (42,681)      (44,488)
      Other - net ............................................       (967)       (1,322)
                                                                 --------      --------

      Net Cash Used in Investing Activities ..................     (43,648)      (45,810)
                                                                 --------      --------

Financing Activities:

      Proceeds from issuance of long-term debt ...............         --         7,000
      Retirement of long-term debt ...........................         --       (15,000)
      Redemption of preferred stock ..........................         (3)           --
      Net borrowings of short-term debt ......................     32,000        21,000
      Dividends paid on cumulative preferred stock ...........       (727)         (727)
      Dividends paid to parent - Energy Group ................    (17,000)      (25,500)
      Debt issuance costs ....................................        (14)         (144)
                                                                 --------      --------

      Net Cash Used In Financing Activities ..................     14,256       (13,371)
                                                                 --------      --------

Net Change in Cash and Cash Equivalents ......................     (5,881)       (6,573)

Cash and Cash Equivalents - Beginning of Year ................      8,227        12,720
                                                                 --------      --------

Cash and Cash Equivalents - End of Period ....................   $  2,346      $  6,147
                                                                 ========      ========

Supplemental Disclosure of Cash Flow Information

      Interest paid ..........................................   $ 12,607      $ 10,423

      Federal and State income tax paid ......................   $ 11,875      $ 10,618

As authorized in the Order adopting the terms of the 2004 Joint Proposal dated June 14, 2004, $3 millon and $83 million for the nine months ended September 30, 2005, and 2004, respectively, of deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow.

                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)

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

Unaudited Consolidated Financial Statements

      The accompanying Consolidated Financial Statements of Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2004 (the "Corporations' 10-K Annual Report").

      Energy Group's and Central Hudson's balance sheets as of September 30, 2004, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

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

Accounting for Derivative Instruments and Hedging Activities

      Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. At September 30, 2005, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was $8.5 million, a net unrealized gain. This compares to a fair value at December 31, 2004, of ($907,000), a net unrealized loss, and a fair value of $3.0 million at September 30, 2004, a net unrealized gain. The significant increase in the September 30, 2005, fair value reflects the increases in the cost of electricity and natural gas during the quarter ended September 30, 2005. At September 30, 2005, Central Hudson had open derivative contracts hedging approximately 1.7% of its projected electricity requirements for the month of October 2005 and 28.4% of its projected natural gas requirements for the period November 2005 through March 2006. Central Hudson recorded actual net gains of $5.9 million for the quarter ended September 30, 2005, as compared to a net loss of $2.4 million for the same period in 2004. Comparative amounts for the nine months ended September 30, 2005, and 2004, were a net gain of $5.7 million and a net loss of $2.2 million, respectively.

      Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs and are deferred for return to or recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 71, entitled Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). Central Hudson also entered into weather derivative contracts for the three months of the heating seasons ended March 31, 2005, and 2004, and for the three months of the cooling seasons ended August 31, 2005, and 2004, to hedge the effect of weather on sales of electricity and natural gas. Settlement payments made to counter-parties during the nine months ended September 30, 2005, totaled $2.0 million. This was due largely to a $1.8 million payment related to the cooling season contract resulting from weather that was hotter than the contractual strike point. Settlement amounts recorded for this same period in 2004 were not material.

      The fair value of CHEC's open derivative positions at September 30, 2005, and 2004, and the fair value of derivative instruments at December 31, 2004, were not material. Derivatives outstanding at September 30, 2005, included call and put options designated as cash flow hedges for fuel oil purchases through May 2006. These options hedge approximately 2.4% of CHEC's total projected fuel oil requirements for the period October 2005 through May 2006. Actual net gains recorded during each of the nine months ended September 30, 2005, and 2004, were also not material. CHEC also entered into weather derivative contracts during the three months of the heating seasons ended March 31, 2005, and 2004, which resulted in no settlement payments to or from counter-parties due to near normal weather conditions.

Goodwill and Other Intangible Assets

      Reference is made to Note 5 - "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.3 million. The useful life of a covenant not to compete is based on the expiration date of the covenant. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Goodwill balances are tested annually and are retested between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

      The components of amortizable intangible assets of Energy Group are summarized as follows (thousands of dollars):

------------------------------------------------------------------------------------------------------
                              September 30, 2005        December 31, 2004         September 30, 2004
------------------------------------------------------------------------------------------------------
                             Gross                     Gross                    Gross
                           Carrying    Accumulated   Carrying    Accumulated   Carrying    Accumulated
                            Amount    Amortization    Amount    Amortization    Amount    Amortization
------------------------------------------------------------------------------------------------------
Customer Lists              $39,944     $12,102       $38,371     $10,170      $38,371      $ 9,530
------------------------------------------------------------------------------------------------------
Covenants Not to Compete      1,589         959         1,439         860        1,439          816
------------------------------------------------------------------------------------------------------
Total Amortizable
  Intangibles               $41,533     $13,061       $39,810     $11,030      $39,810      $10,346
------------------------------------------------------------------------------------------------------

      Amortization expense was $0.7 million for each of the three months ended September 30, 2005, and 2004, respectively, and $2.0 million and $2.1 million for the nine months ended September 30, 2005, and 2004, respectively. The estimated annual amortization expense for each of the next five years is approximately $2.7 million.

      The carrying amount for goodwill not subject to amortization was $50.9 million as of September 30, 2005, and $50.5 million as of both September 30, 2004, and December 31, 2004.

Depreciation and Amortization

      Reference is made to the caption "Depreciation and Amortization" of Note 1
- "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. For financial statement purposes, Central Hudson's depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the applicable depreciation rates have been approved by the PSC.

      Financial Accounting Standards Board ("FASB") SFAS No. 143, entitled Accounting for Asset Retirement Obligations ("SFAS 143"), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In connection with the adoption of SFAS 143, Central Hudson has classified $91.9 million, $88.2 million, and $90.4 million of net cost of removal as regulatory liabilities as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

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

      Accumulated depreciation for the competitive business subsidiaries was $14.3 million, $11.7 million, and $11.1 million as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

      Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset's expected useful life. See the caption "Goodwill and Other Intangible Assets" of this Note 2 for further discussion.

Earnings Per Share

      In the calculation of earnings per share (basic and diluted), earnings for Energy Group reflect the inclusion of preferred stock dividends of Central Hudson. The average dilutive effect of Energy Group's stock options and performance shares was 6,783 shares and 7,721 shares for the quarters ended September 30, 2005, and 2004, respectively, and 5,729 shares and 9,047 shares for the nine months ended September 30, 2005, and 2004, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for each of the periods presented. The number of shares of Common Stock represented by the options excluded from the above calculation was 36,900 shares for each of the three months and nine months ended September 30, 2005, and 2004, respectively. For additional information regarding stock options and performance shares, see Note 6 - "Equity-Based Compensation Incentive Plans."

Equity-Based Compensation

      Effective January 1, 2003, Energy Group adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), utilizing the modified prospective methods under the provisions of SFAS No. 148, entitled Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation costs recorded in the third quarters of 2005 and of 2004 and the nine months ended September 30, 2005, and 2004, were not material. At September 30, 2005, Energy Group had an equity-based employee compensation plan described more fully in
Note 6 - "Equity-Based Compensation Incentive Plans."

Income Tax

      In 2000, New York State law changed such that Central Hudson and other New York State utilities became subject to a state income tax. The tax law repealed the three-quarter percent, or 0.75%, tax on gross earnings and the excess dividends tax under Section 186 of the New York State Tax Law and replaced them with an income-based tax under Article 9-A of the New York State Tax Law. Thereafter, Energy Group and its subsidiaries filed a combined Article 9-A tax return. The audit of the combined filing of the Article 9-A tax for year 2001 was concluded in the second quarter of 2005 and resulted in a favorable adjustment of $2.3 million of New York State income tax, including the Metropolitan Transit Authority tax. Management does not expect adjustments relating to any similar audits of subsequent years to be of this magnitude.

      In the third quarter of 2005, favorable adjustments of $1.2 million were made to the 2004 income taxes to reflect the impact of the recent filing of Energy Group's 2004 tax return and the estimate of the 2005 tax.

FIN 46R - Consolidation of Variable Interest Entities

      Reference is made to the subcaption "FIN 46 - Consolidation of Variable Interest Entities" under the caption "New Accounting Standards and Other FASB Projects - Standards Implemented" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any variable interest entities that currently require consolidation under the provisions of FIN 46R.

Reclassification

      Certain amounts in the 2004 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

NOTE 3 - ACQUISITIONS, INVESTMENTS, DIVESTITURES AND DISCONTINUED OPERATIONS

      Reference is made to Note 4 - "Acquisition, Divestitures and Discontinued Operations" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      In the second quarter of 2005, Griffith Energy Services, Inc. ("Griffith"), a subsidiary of CHEC, made minor acquisitions of certain assets of three companies for a total of $1.1 million. The amount charged to intangible assets (including goodwill) was $1.0 million, of which $0.4 million was charged to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts.

      Griffith acquired certain assets of one company for a total of $1.4 million for the quarter ended September 30, 2005. The amount charged to intangible assets (including goodwill) was $1.05 million, of which $7,000 was charged to goodwill. The principal tangible assets acquired were vehicles, petroleum products, and spare parts. A contingency exists whereby the purchase price could be increased by $150,000 if, within one year from the acquisition, Griffith completes an acquisition of assets of another oil company located within a thirty mile radius of this acquisition and having heating oil sales volumes of at least two million gallons per year. The entire purchase price increase would be added to goodwill.

      In the third quarter of 2005, CHEC committed to invest up to $5.5 million in a joint venture with Community Energy, Inc. that will own two wind farm projects in the Mid-Atlantic region of the United States with other investors. Under construction and located near Wilkes-Barre, Pennsylvania, the 24-megawatt Bear Creek wind project is expected to be generating electricity by December 2005. The 7.5-megawatt Jersey Atlantic project is being built at a wastewater treatment plant in Atlantic City, New Jersey, and is expected to be in operation by December 2005 as well. CHEC's ownership will represent a minority interest in each project.

NOTE 4 - SEGMENTS AND RELATED INFORMATION

      Reference is made to Note 12 - "Segments and Related Information" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

      Energy Group's reportable operating segments are the regulated electric and natural gas operations of Central Hudson and the competitive fuel oil distribution activities of CHEC. The fuel oil distribution segment currently operates in the Northeast and Mid-Atlantic regions of the United States. The "Competitive - Other" segment is comprised of the investment and business development activities of Energy Group and the energy efficiency and investment activities of CHEC, including its ownership interests in ethanol and wind energy projects.

      Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, property common to both electric and natural gas segments, and the depreciation of common property have been allocated to those segments in accordance with practices established for regulatory purposes.

      Central Hudson's and CHEC's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

CH Energy Group, Inc. Segment Disclosure

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Quarter Ended September 30, 2005
                                                    --------------------------------------------------------------------------------
                                                           Regulated                 Competitive          Eliminations      Total
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except                                              Natural      Fuel Oil
Earnings Per Share)                                  Electric        Gas      Distribution     Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                    $  159,589   $   14,115    $   54,008    $     184       $   --      $   227,896
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                        3           14            --           --          (17)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                   $  159,592   $   14,129    $   54,008    $     184       $  (17)     $   227,896
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                        $   13,084   $   (1,957)   $   (3,967)   $     950       $   --      $     8,110
------------------------------------------------------------------------------------------------------------------------------------
Net income(2)                                       $    7,750   $   (1,107)   $   (2,381)   $   1,484       $   --      $     5,746
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted                        $     0.49   $    (0.07)   $    (0.15)   $    0.09(1)    $   --      $      0.36
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2005                $  813,140   $  276,182    $  138,089    $ 118,288       $ (777)     $ 1,344,922
------------------------------------------------------------------------------------------------------------------------------------

(1) Reflects Energy Group earnings attributable to lower income taxes and investment and business development activities. The lower income taxes resulted from adjustments for 2004 taxes and the 2005 tax accrual.

(2) For the Regulated segment, amounts represent Income Available for Common Stock.

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30, 2005
                                                    --------------------------------------------------------------------------------
                                                           Regulated                 Competitive          Eliminations      Total
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except                                              Natural      Fuel Oil
Earnings Per Share)                                  Electric        Gas      Distribution     Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                    $  392,866   $  108,687    $  201,362    $     639       $   --      $   703,554
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                        9          218            --           --         (227)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                   $  392,875   $  108,905    $  201,362    $     639       $ (227)     $   703,554
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                        $   33,782   $   12,230    $    1,317    $   3,278       $   --      $    50,607
------------------------------------------------------------------------------------------------------------------------------------
Net income(2)                                       $   20,098   $    7,163    $      789    $   4,568       $   --      $    32,618
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted                        $     1.28   $     0.45    $     0.05    $    0.29(1)    $   --      $      2.07
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2005                $  813,140   $  276,182    $  138,089    $ 118,288       $ (777)     $ 1,344,922
------------------------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.02; the balance of $0.27 resulted primarily from lower income taxes relating to the completion of a tax audit for 2001, and the adjustment of 2004 taxes and the 2005 tax accrual. The remainder is related to Energy Group's investment and business development activities.

(2) For the Regulated segment, amounts represent Income Available for Common Stock.

CH Energy Group, Inc. Segment Disclosure

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Quarter Ended September 30, 2004
                                                    --------------------------------------------------------------------------------
                                                           Regulated                 Competitive          Eliminations      Total
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except                                              Natural      Fuel Oil
Earnings Per Share)                                  Electric        Gas      Distribution     Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                    $  113,122   $   11,426    $   37,085    $     239     $      --     $   161,872
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                        3            3            --           --            (6)             --
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                   $  113,125   $   11,429    $   37,085    $     239     $      (6)    $   161,872
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                        $   14,988   $   (1,505)   $   (4,885)   $     244     $      --     $     8,842
------------------------------------------------------------------------------------------------------------------------------------
Net income(2)                                       $    8,399   $   (1,074)   $   (2,933)   $      59     $      --     $     4,451
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted                        $     0.53   $    (0.07)   $    (0.19)   $    0.01(1)  $      --     $      0.28
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2004                $  779,236   $  228,579    $  132,491    $ 129,273     $  (1,305)    $ 1,268,274
------------------------------------------------------------------------------------------------------------------------------------

(1) The amount was primarily attributable to Energy Group's investment and business development activities.

(2) For the Regulated segment, amounts represent Income Available for Common Stock.

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30, 2004
                                                    --------------------------------------------------------------------------------
                                                           Regulated                 Competitive          Eliminations      Total
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except                                              Natural      Fuel Oil
Earnings Per Share)                                  Electric        Gas      Distribution     Other
------------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                    $  329,833   $   96,220    $  163,421    $     745     $      --     $   590,219
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                        9          195            --           --          (204)             --
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                   $  329,842   $   96,415    $  163,421    $     745     $    (204)    $   590,219
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                        $   41,067   $   12,643    $    2,475    $   1,877     $      --     $    58,062
------------------------------------------------------------------------------------------------------------------------------------
Net income(2)                                       $   23,483   $    6,807    $    1,484    $   1,162     $      --     $    32,936
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted                        $     1.49   $     0.43    $     0.09    $    0.07(1)  $      --     $      2.08
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2004                $  779,236   $  228,579    $  132,491    $ 129,273     $  (1,305)    $ 1,268,274
------------------------------------------------------------------------------------------------------------------------------------

(1) The amount attributable to CHEC's other business activities was $0.03; the balance of $0.04 was primarily related to Energy Group's investment and business development activities.

(2) For the Regulated segment, amounts represent Income Available for Common Stock.

      Central Hudson Gas & Electric Corporation Segment Disclosure

------------------------------------------------------------------------------------------------
          (In Thousands)                            Quarter Ended September 30, 2005
------------------------------------------------------------------------------------------------
                                         Electric    Natural Gas    Eliminations       Total
------------------------------------------------------------------------------------------------
Revenues from external customers        $ 159,589     $  14,115        $  --        $   173,704
------------------------------------------------------------------------------------------------
Intersegment revenues                           3            14          (17)                --
------------------------------------------------------------------------------------------------
   Total Revenues                       $ 159,592     $  14,129        $ (17)       $   173,704
------------------------------------------------------------------------------------------------
Earnings before income taxes            $  13,266     $  (1,897)       $  --        $    11,369
------------------------------------------------------------------------------------------------
Net Income                              $   7,932     $  (1,047)       $  --        $     6,885
------------------------------------------------------------------------------------------------
Income Available for Common Stock       $   7,750     $  (1,107)       $  --        $     6,643
------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2005    $ 813,140     $ 276,182        $  --        $ 1,089,322
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
          (In Thousands)                          Nine Months Ended September 30, 2005
------------------------------------------------------------------------------------------------
                                         Electric    Natural Gas    Eliminations       Total
------------------------------------------------------------------------------------------------
Revenues from external customers        $ 392,866     $ 108,687        $  --        $   501,553
------------------------------------------------------------------------------------------------
Intersegment revenues                           9           218         (227)                --
------------------------------------------------------------------------------------------------
   Total Revenues                       $ 392,875     $ 108,905        $(227)       $   501,553
------------------------------------------------------------------------------------------------
Earnings before income taxes            $  34,327     $  12,412        $  --        $    46,739
------------------------------------------------------------------------------------------------
Net Income                              $  20,644     $   7,344        $  --        $    27,988
------------------------------------------------------------------------------------------------
Income Available for Common Stock       $  20,098     $   7,163        $  --        $    27,261
------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2005    $ 813,140     $ 276,182        $  --        $ 1,089,322
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
          (In Thousands)                            Quarter Ended September 30, 2004
------------------------------------------------------------------------------------------------
                                        Electric       Natural Gas     Eliminations    Total
------------------------------------------------------------------------------------------------
Revenues from external customers        $ 113,122     $  11,426        $  --        $   124,548
------------------------------------------------------------------------------------------------
Intersegment revenues                           3             3           (6)                --
------------------------------------------------------------------------------------------------
   Total Revenues                       $ 113,125     $  11,429        $  (6)       $   124,548
------------------------------------------------------------------------------------------------
Earnings before income taxes            $  15,170     $  (1,445)       $  --        $    13,725
------------------------------------------------------------------------------------------------
Net Income                              $   8,581     $  (1,014)       $  --        $     7,567
------------------------------------------------------------------------------------------------
Income Available for Common Stock       $   8,399     $  (1,074)       $  --        $     7,325
------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2004    $ 779,236     $ 228,579        $  --        $ 1,007,815
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
          (In Thousands)                          Nine Months Ended September 30, 2004
------------------------------------------------------------------------------------------------
                                           Electric    Natural Gas     Eliminations    Total
------------------------------------------------------------------------------------------------
Revenues from external customers        $ 329,832     $  96,220        $  --        $   426,052
------------------------------------------------------------------------------------------------
Intersegment revenues                           9           195         (204)                --
------------------------------------------------------------------------------------------------
   Total Revenues                       $ 329,841     $  96,415        $(204)       $   426,052
------------------------------------------------------------------------------------------------
Earnings before income taxes            $  41,613     $  12,823        $  --        $    54,436
------------------------------------------------------------------------------------------------
Net Income                              $  24,030     $   6,987        $  --        $    31,017
------------------------------------------------------------------------------------------------
Income Available for Common Stock       $  23,483     $   6,807        $  --        $    30,290
------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2004    $ 779,236     $ 228,579        $  --        $ 1,007,815
------------------------------------------------------------------------------------------------

NOTE 5 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

      Reference is made to the captions "New Accounting Standards and Other FASB Projects - Standards Implemented" and "New Accounting Standards and Other FASB Projects - Standards to be Implemented" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

FIN 47 - Accounting for Conditional Asset Retirement Obligations

      In March 2005, the FASB issued Interpretation No. 47, entitled Accounting for Conditional Asset Retirement Obligations ("FIN 47"), which clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity when the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement. In addition, the fair value of a liability for the conditional asset retirement obligation should be recognized when incurred: generally upon acquisition, construction, or development and/or through normal operation of the asset. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for years ending after December 31, 2005. The implementation of FIN 47 is not expected to have any material impact on the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Equity-Based Compensation

      In March 2005, the Securities and Exchange Commission ("SEC") approved a new rule that amended the compliance dates for public companies implementing FASB Statement No. 123(R), entitled Accounting for Stock-Based Compensation ("SFAS 123(R)"). For public companies, the new ruling delays the effective date of SFAS 123(R) until the first annual, rather than interim, period beginning after June 15, 2005, giving most companies (including Energy Group) an additional six months to develop an implementation plan. In addition, the delayed effective date will alleviate the potential problem of comparability between quarterly reports that may have arisen. Until the time of the new effective date for SFAS 123(R), the provisions of SFAS 123 will remain in effect. For Energy Group, the effective date for the new accounting and disclosure requirements under SFAS 123(R) is January 1, 2006.

      In March 2005, the SEC also released Staff Accounting Bulletin No. 107, which provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123(R).

      Energy Group adopted the fair value method of accounting for equity-based compensation under the provisions of SFAS 123 in the first quarter of 2003. It is not anticipated that the adoption of SFAS 123(R) will significantly impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

Accounting Changes and Error Corrections

      On June 1, 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20, entitled Accounting Changes, and SFAS No. 3, entitled Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principles and changes the requirements when accounting for and reporting a change in an accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement in the unusual circumstance that the pronouncement does not include specific transition provisions.

      SFAS 154 requires retrospective application, limited to the direct effects of the voluntary change in accounting principle, to prior periods' financial statements unless it is impracticable. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in an accounting principle.

      SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early application is permitted. It is not anticipated that the adoption of SFAS 154 will significantly impact the financial condition, results of operations, or cash flows of Energy Group or its subsidiaries.

NOTE 6 - EQUITY-BASED COMPENSATION INCENTIVE PLANS

      Reference is made to Note 10 - "Equity-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to the description of Energy Group's Long-Term Performance-Based Incentive Plan (the "Plan") described therein.

      Performance shares were granted, in aggregate, to executives covered under the Plan in the amount of 14,800 shares, 29,300 shares, and 23,000 shares on January 1, 2003, January 1, 2004, and January 1, 2005, respectively. As of September 30, 2005, the number of these performance shares that remain outstanding are as follows: 9,700 from the January 1, 2003, grant; 19,800 from the January 1, 2004, grant; and 23,000 from the January 1, 2005, grant. The ultimate number of shares awarded is based on metrics established by Energy Group's Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the three-year life of the relevant performance share grant prior to its award. The amounts recorded for the quarters ended September 30, 2005, and 2004, were not material.

      A summary of the status of stock options awarded to executives and non-employee Directors of Energy Group and its subsidiaries under the Plan as of September 30, 2005, is as follows:

                                                      Weighted      Weighted
                                            Stock      Average      Average
                                            Option    Exercise     Remaining
                                            Shares      Price    Contract Life
                                           -----------------------------------
Outstanding at 12/31/04                     91,400    $  45.15        6.75
              Granted                           --          --          --
              Exercised                    (18,100)      40.98
              Forfeited                         --          --          --
                                           -------    --------        ----
Outstanding at 9/30/05                      73,300    $  46.18        6.24 years
                                           =======    ========        ====

Total Shares Outstanding                15,762,000
Potential Dilution                             0.5%

      A total of 4,720 non-qualified stock options were exercised during the quarter ended September 30, 2005, and 18,100 were exercised during the nine months ended September 30, 2005. These options had exercise prices of $31.94 and $44.06.

      In addition, effective January 1, 2003, Energy Group adopted the fair value method of recording stock-based compensation utilizing the "modified prospective" approach, whereby existing options are expensed prospectively over their respective vesting periods. Under the fair value method, employee stock option grants and other stock-based compensation are expensed over their respective vesting periods based on the fair value at the date the stock-based compensation is granted. Compensation expense recorded for the quarters ended and nine months ended September 30, 2005, and 2004, resulting from the implementation of fair value accounting for stock options was not material.

      The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2005, by exercise price:

                                   Weighted Average
                                       Remaining
                Number of Options     Contractual    Number of Options
Exercise Price     Outstanding       Life in Years      Exercisable
--------------  -----------------  ----------------  -----------------
    $31.94            1,040              4.25               1,040
    $44.06           35,360              5.25              32,300
    $48.62           36,900              7.25              24,480
                     ------              ----              ------
                     73,300              6.24              57,820

NOTE 7 - INVENTORY

      Inventory for Central Hudson is valued at average cost. Inventory for CHEC is valued using the "first-in, first-out" (or "FIFO") inventory method.

--------------------------------------------------------------------------------
                                                   Energy Group
--------------------------------------------------------------------------------
                                  September 30,    December 31,    September 30,
                                      2005             2004            2004
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------
Natural Gas                         $ 19,014         $ 10,856        $ 13,908
--------------------------------------------------------------------------------
Petroleum Products and Propane         4,276            3,389           3,818
--------------------------------------------------------------------------------
Materials and Supplies                 7,899            7,214           7,390
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                               $ 31,189         $ 21,459        $ 25,116
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                  Central Hudson
--------------------------------------------------------------------------------
                                  September 30,    December 31,    September 30,
                                      2005             2004             2004
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------
Natural Gas                         $ 19,014         $ 10,856        $ 13,908
--------------------------------------------------------------------------------
Petroleum Products and Propane           764              613             619
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Materials and Supplies                 6,326            5,738           5,885
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                               $ 26,104         $ 17,207        $ 20,412
--------------------------------------------------------------------------------

      The significant increase in the value of the natural gas, petroleum products, and propane inventory at September 30, 2005, is due largely to an increase in wholesale prices.

NOTE 8 - POST-EMPLOYMENT BENEFITS

      The following are the components of Central Hudson's net periodic benefits costs for its Pension and Other Post-Employment Benefits (the latter, "OPEB") plans for the quarters and nine months ended September 30, 2005, and 2004. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of FASB Staff Position 106-2, entitled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

                                              Quarter Ended September 30,
                                         Pension Benefits           OPEB
                                        -----------------    -----------------
                                          2005      2004       2005      2004
                                          (In Thousands)       (In Thousands)
                                        -----------------    -----------------
Service cost                            $ 1,837   $ 1,739    $   667   $   623

Interest cost                             5,489     5,378      1,900     2,132

Expected return on plan assets           (5,808)   (5,510)    (1,659)   (1,418)

Amortization of:
   Prior service cost                       535       538       (868)     (107)
   Transitional (asset) or obligation        --        --        641       642

Recognized actuarial (gain) or loss       3,331     2,209      1,775       628
                                        -------   -------    -------   -------

Net periodic benefit cost               $ 5,384   $ 4,354    $ 2,456   $ 2,500
                                        =======   =======    =======   =======

                                                Nine Months Ended September 30,
                                            Pension Benefits              OPEB
                                          --------------------    -------------------
                                            2005        2004        2005       2004
                                             (In Thousands)          (In Thousands)
                                          --------------------    -------------------
Service cost                              $  5,511    $  5,218    $  2,602    $ 2,486

Interest cost                               16,466      16,133       6,691      6,757

Expected return on plan assets             (17,425)    (16,530)     (4,216)    (3,887)

Amortization of:
     Prior service cost                      1,606       1,615        (942)      (111)
     Transitional (asset) or obligation         --          --       1,924      1,924

Recognized actuarial (gain) or loss          9,994       6,627       5,114      2,201
                                          --------    --------    --------    -------

Net periodic benefit cost                 $ 16,152    $ 13,063    $ 11,173    $ 9,370
                                          ========    ========    ========    =======

      Decisions to fund the pension plan are based on the value of plan assets relative to plan liabilities. The liabilities are primarily affected by the discount rate used to determine benefit obligations. Contributions would likely be made to eliminate any Pension Benefit Guaranty Corporation variable rate premiums or to maintain a 90% gateway current liability funded level. Central Hudson does not anticipate a contribution to the pension plan in 2005.

      Employer contributions for OPEB totaled $1.4 million during the quarter ended September 30, 2005, and $3.3 million for the nine months ended September 30, 2005. The total contribution expected to be made in 2005 will be determined based on the maximum tax-deductible contribution, which is expected to be approximately $6.0 million.

      For additional information related to pensions and OPEB, please see Note 9
- "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to which reference is made.

Asbestos Litigation

      For a discussion of lawsuits against Central Hudson involving asbestos, see Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements under the caption "Asbestos Litigation" of the Corporations' 10-K Annual Report.

      As of October 1, 2005, of the 3,238 cases brought against Central Hudson, 1,544 remain pending. Of the 1,694 cases no longer pending against Central Hudson, 1,550 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 144 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of Energy Group's or Central Hudson's financial position or results of operations.

Environmental Matters

      For a discussion of Central Hudson's and CHEC's environmental matters see
Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements under the caption "Environmental Matters" of the Corporations' 10-K Annual Report.

Central Hudson:

      Former Manufactured Gas Plant Facilities

      City of Newburgh: Reference is made to the discussion under the subcaption "Central Hudson - Former Manufactured Gas Plant Facilities - City of Newburgh" in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. On February 24, 2005, the New York State Department of Environmental Conservation ("DEC") issued a Proposed Remedial Action Plan ("PRAP") for public review and comment. The PRAP proposes a $22.9 million remediation plan, which is similar in scope to one previously submitted by Central Hudson, although it also includes a contingency fund and a projected expense for continued maintenance and monitoring at the site. The PRAP was the subject of a public hearing in the City of Newburgh on March 17, 2005. A public comment period remained open until April 30, 2005. The DEC is expected to issue a Record of Decision ("ROD") that will specify a remediation plan for Central Hudson's implementation. Neither Energy Group nor Central Hudson can make any prediction as to the full financial effect of this matter on either Energy Group or Central Hudson, including the extent, if any, of insurance reimbursement and including implementation of environmental cleanup under the Order on Consent. However, Central Hudson has put its insurers on notice of this matter and intends to seek reimbursement from its insurers for the cost of any liability. Certain of the insurers have denied coverage. Subject to the provisions of a PSC Order issued on June 3, 1997, the costs of remediation are being deferred in anticipation of future rate recovery.

      Other MGP Sites: Reference is made to the discussion under the subcaption "Central Hudson - Former Manufactured Gas Plant Facilities - Other MGP Sites" in
Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Central Hudson had requested that the Voluntary Cleanup Agreement covering the North Water Street site be converted into a Brownfield Cleanup Agreement under New York State's new Brownfield Cleanup Program. The Brownfield Cleanup Agreement with the DEC was signed and effective May 12, 2005. Central Hudson believes the Brownfield Cleanup Agreement is unlikely to significantly change the amount or cost of any potential remediation of the North Water Street site, but may permit the recovery by Central Hudson of some of the remediation costs through tax credits.

      Central Hudson has developed estimates of the potential costs it could incur in connection with the remediation of four of the MGP sites, namely the City of Newburgh site, the Laurel Street site, the North Water Street site, and the Kingston site. The cost estimates for the Newburgh and Laurel Street sites are based on completed feasibility studies (or their equivalents). The cost estimates for the North Water Street and Kingston sites, however, are considered conceptual and preliminary. Each of the cost estimates involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and are based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations and information regarding remediation activities at other MGP sites in New York State. The cost estimates also assume that the proposed remediation techniques are technically feasible and the remediation plans receive regulatory approval. The cost estimates, when considered in the aggregate, indicate that the total costs in connection with remediation of the four sites could exceed $125 million over the next 30-year period, including the annual cost of operations and maintenance and an annual inflation factor of 2.5%. As discussed under the subcaption "Central Hudson - Former Manufactured Gas Plant Facilities" in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report, Central Hudson has already recorded as liabilities an aggregate of $19.5 million with respect to the City of Newburgh and Laurel Street sites.

      Central Hudson has performed limited site investigations with respect to the Saugerties, Catskill, and North Perry Street sites. Consequently, Central Hudson cannot reasonably estimate the remediation costs that it may eventually incur with respect to those three sites.

      Actual remediation activities and costs may vary significantly from the assumptions used in Central Hudson's current cost estimates. The remediation actions ultimately required at any of the Central Hudson MGP sites could cause a material adverse effect (the extent of which cannot be reasonably estimated) on the financial condition of Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through rates and/or insurance.

      Orange County Landfill

      Reference is made to the discussion under the subcaption "Orange County Landfill" in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The Tolling Agreement dated September 7, 2001, whereby Central Hudson agreed to toll the applicable statute of limitations by certain state agencies against Central Hudson for certain alleged causes of action, has through a series of sequential agreements been extended to November 30, 2005. Neither Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

CHEC:

      Reference is made to the discussion under the caption "CHEC" in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. Griffith has entered into a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. Griffith anticipates that less than $50,000 will be expended in 2005 on oil site remediation efforts.

Other Matters

Central Hudson:

      Neversink Hydro Station

      Central Hudson's ownership in the Neversink Hydro Station ("Neversink") is governed by agreements between Central Hudson and the City of New York (the "City"). The initial agreement provided for the transfer of Central Hudson's ownership interest in Neversink, which has a book value of zero, to the City on December 31, 2003. An agreement entered into by Central

Hudson and the City provided for the continued ownership and operation of the plant by Central Hudson until December 31, 2004. A subsequent agreement entered into by Central Hudson and the City effective December 31, 2004, provided for the continued ownership and operation of the plant by Central Hudson until August 31, 2005. The parties entered into a further agreement effective August 31, 2005, that provides for the continued ownership and operation of the plant by Central Hudson until February 28, 2006. If by that date both parties have executed the necessary agreements and made all regulatory filings for the transfer of Neversink to the City, such agreement will remain in effect until the earlier of the actual transfer of ownership or September 30, 2006. Central Hudson and the City are continuing their negotiations as to the transfer of Central Hudson's ownership interest in Neversink to the City. There can be no assurance that such an agreement will be reached.

CHEC:

      Reference is made to the discussion under subcaption "Other CHEC Matter" in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. In September 2004, the State of Maryland issued a Notice of Assessment for Motor Fuel Tax to Griffith in the amount of $2.5 million for the period from 2001 to 2003. As of December 2004, Griffith had reserved $500,000 for this assessment. Griffith has since paid $528,000 to the State of Maryland and settled the claim in full.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      Earnings per share (basic) for the third quarter of 2005 for Energy Group were $0.36 per share versus the $0.28 per share posted during the same quarter of 2004, a nearly 30% increase.

      The increase was the net result of several items. Central Hudson's electric delivery revenues, net of the impact of a weather hedging contract, increased by $0.11 per share due to the hot summer weather, which had 57% more billing cooling degree days than last year. Other important items were a) increased electric delivery revenues from Central Hudson's customer growth, b) higher returns on temporary investments, c) lower income taxes, and d) improved operating margins at Energy Group's fuel oil distribution subsidiaries. The quarterly earnings were dampened by other factors, including regulatory items such as the expiration of Central Hudson's multi-year auction incentive related to the sale of its former major generating assets and the recording of an assessment for failure to attain certain electric reliability standards.

      Year-to-date, Energy Group reports earnings of $2.07 per share (basic), a reduction of $0.02 per share as compared to the first three quarters of 2004.

      The reduction in year-to-date earnings resulted from the expiration of regulatory items such as Central Hudson's multi-year auction incentive related to the sale of its former major generating assets; the recording of an assessment for failure to attain certain electric reliability standards; and the absence of the amortization of previously deferred electric and natural gas revenues that ended June 30, 2004. Earnings also decreased due to increases in storm restoration costs and property taxes and depreciation of utility plant assets. Increased electric delivery revenues resulting from hot summer weather and customer growth, increased natural gas delivery revenues due to customer growth, lower income taxes, and a decrease in operating expenses enhanced the year-to-date earnings.

Regulated Electric and Natural Gas

      Central Hudson's contribution to third quarter earnings was $0.42 per share, a decrease of $0.04 per share from the $0.46 per share posted during the same period of 2004. Electric and natural gas revenues increased by $49.2 million, or 39.5%, between the third quarters of 2004 and 2005, due largely to an increase in the amount Central Hudson collected to recover the cost of energy purchased on behalf of its customers. Total utility expenses rose by $46.9 million, or 40.1%, due in large part to the increased costs of purchasing electric supply in greater amounts and at higher per unit costs.

      Central Hudson's July 29, 2005, filing of a proposal to increase electric and natural gas delivery rates is proceeding according to its 11-month regulatory time frame. If approved in full, the request to increase rates (which last rose for electric customers in 1993 and for natural gas customers in 1991) would raise total bills by an estimated 13% for electric customers and 15% for natural gas customers.

Competitive Fuel Oil Distribution

      The fuel oil distribution businesses of CHEC improved their results by $0.03 per share for the quarter as compared to the same period in 2004. The improvement in earnings resulted largely from an increase in margins, primarily in delivered motor fuels, and an increase in service profitability. Rising operating and interest expenses partially offset the improvements.

Competitive - Other

      Energy Group, the holding company, and CHEC partnership and other investments contributed $0.09 per share to earnings during the third quarter, which was $0.09 per share greater than the same period of 2004. Lower income taxes and increased earnings on temporary investments were among the factors that contributed favorably during the quarter.

2005 Earnings Projections

      Energy Group continues to expect that 2005 consolidated annual earnings will fall between $2.55 and $2.75 per share, composed of the following segments:
Central Hudson, $2.15 - $2.25 per share; competitive fuel oil distribution businesses, $0.10 - $0.15 per share; and competitive, other businesses (including Energy Group, the holding company), $0.30 - $0.35 per share.

REGULATORY MATTERS

Rate Proceedings - Electric and Natural Gas

      On July 29, 2005, Central Hudson filed an application for increased electric and natural gas rates with the PSC. Central Hudson's current electric and natural gas delivery rates have been in effect since November 1, 2001, and have not been increased since 1993 and 1991, respectively.

      Central Hudson has proposed one-year increases of $52.8 million and $18.1 million in its electric and natural gas delivery rates, respectively. The filing was made to align electric and natural gas delivery rates with current expenses, including employee benefits, resulting from inflationary pressures, regulatory mandates, and electric and natural gas system infrastructure improvements. In addition, Central Hudson is seeking to recover the build-up of regulatory assets, consisting primarily of deferred pension and OPEB undercollections, which can no longer be completely offset by the regulatory liability, the Customer Benefit Fund. The filing includes suggested uses for the remaining balance of the Customer Benefit Fund and proposes a number of ratemaking treatments for the rate base credit established in prior PSC Orders, as well as anticipated MGP site remediation expenditures. The filing also seeks to recover current expenditures associated with stray voltage testing of Central Hudson owned and municipally owned electric facilities, as well as distribution line tree trimming and enhanced electric transmission right-of-way management practices.

      Central Hudson has requested a common equity ratio of 47% and a base return on equity ("ROE") of 10.75%. The current common equity ratio cap for Central Hudson is 45% with a base ROE of 10.3%.

      The PSC has suspended the proposed rates and initiated a proceeding to review the filing. A PSC Order establishing rates is not expected until the second quarter of 2006. Neither Energy Group nor Central Hudson can predict the final outcome of the rate filing at this time.

Other PSC Proceedings

      Non-Utility Land Sales

      Commencing April 26, 2005, Central Hudson filed Notices of Intent with the PSC to sell fifteen parcels of non-utility real property. On July 22, 2005, the PSC issued an Order stating that the filings shall be reviewed further under Public Service Law Section 70 to determine the disposition of and the accounting for the potential gains. Neither Energy Group nor Central Hudson can predict the outcome of this filing at this time.

      Stray Voltage

      On January 5, 2005, the PSC issued an Order that requires each New York State electric utility, including Central Hudson, to institute a comprehensive stray voltage testing and inspection program for all of its electric facilities, with each such facility to be tested annually and inspected at least every five years. Central Hudson's existing inspection program is consistent with the Order's inspection requirements.

      On February 4, 2005, Central Hudson, along with other utilities, filed a joint Petition for Rehearing and Clarification with the PSC, requesting that the PSC reconsider among other directives of the Order, the time frame given to perform the stray voltage testing, the treatment of cost recovery, the certification process, and the prescribed performance mechanism. Central Hudson also proposed an alternative testing program, which would complete the required testing program over two years.

      In an Order issued July 21, 2005, responding to the Petition for Rehearing and Clarification, the PSC modified various sections of the Order and modified the testing schedule for the first year and stated that existing rate plans provisions would not be superseded.

      Central Hudson has incurred, and will continue to incur, incremental costs to comply with the Order and implement the new stray voltage testing program. Until new rates are established in the current rate proceeding, Central Hudson will defer the incremental stray voltage testing costs and associated carrying charges for later recovery from customers based on the deferral authority in the current rate agreement with the PSC. As of the nine months ended September 30, 2005, Central Hudson had deferred $773,000 of stray voltage testing costs.

      Electric Reliability Performance

      On September 30, 2005, the PSC issued an Order establishing an assessment with respect to electric reliability performance targets that were established in a prior rate proceeding for frequency and duration of electric service outages. Central Hudson recorded $688,000 for failure to meet reliability targets for 2002 and 2004 and also recorded an estimate of $569,000 for 2005.

      On October 30, 2005, Central Hudson filed a petition for rehearing with the PSC that presents Central Hudson's position that the PSC made errors of fact and law in reaching its determinations in the September 30, 2005, Order. Neither Energy Group nor Central Hudson can predict the final outcome of this matter.

CAPITAL RESOURCES AND LIQUIDITY

      The growth of Energy Group's retained earnings in the first nine months of 2005 contributed to the increase in the book value per share of its Common Stock from $31.31 at December 31, 2004, to $31.78 at September 30, 2005; the common equity ratio decreased from 58.3% at December 31, 2004, to 56.6% at

September 30, 2005, due to an increase in short-term debt. Book value per share at September 30, 2004, was $31.26 and the common equity ratio was 58.9%.

      Both Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows and as discussed below.

      The principal factors affecting Energy Group's liquidity are the dividends paid to it by its subsidiaries, which in turn are derived from the net cash flows generated from operations, capital expenditures, and external financing of these subsidiaries as well as the dividends it pays to its shareholders. Central Hudson's liquidity is affected by its debt obligations and by dividends paid to Energy Group.

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

      Central Hudson's cash flows are also affected by other regulatory deferral mechanisms whereby cash may be expended in one period and recovery of the cash from customers may not occur until a subsequent period.

Energy Group - Cash Flow Summary

      Changes in Energy Group's cash and temporary cash investments resulting from operating, investing, and financing activities for the nine months ended September 30, 2005, and 2004, are summarized in the following chart:

                                 Nine Months   Nine Months      Variance
Energy Group                     Ended 2005    Ended 2004     2005 vs. 2004
---------------------------------------------------------------------------
                                            (Millions of Dollars)
---------------------------------------------------------------------------
Operating Activities               $  34.5      $   67.6        $  (33.1)
---------------------------------------------------------------------------
Investing Activities                 (59.4)        (49.8)           (9.6)
---------------------------------------------------------------------------
Financing Activities                   6.4         (12.7)           19.1
---------------------------------------------------------------------------
Net change for the period            (18.5)          5.1           (23.6)
---------------------------------------------------------------------------
Balance at beginning of period       119.1         125.8            (6.7)
---------------------------------------------------------------------------
Balance at end of period           $ 100.6      $  130.9        $  (30.3)
---------------------------------------------------------------------------

      Energy Group's net cash flows provided by operating activities during the nine months ended September 30, 2005, were $33.1 million lower as compared to the nine months ended September 30, 2004. Cash flow decreased primarily because of a substantial increase in customer accounts receivable for Central Hudson and CHEC, the absence of proceeds from Central Hudson's sale of emission allowances in 2004, and an increase in Central Hudson's inventory of natural gas. The substantial increase in customer accounts receivable is related to increased costs for purchased electricity, natural gas, and petroleum products, due largely to an increase in the wholesale price of each as compared to the same period in 2004. Increased sales for Central Hudson also contributed to this increase in accounts receivable, reflecting customer growth for residential and commercial customer classes and increased usage due to warmer summer weather in 2005. Cash flow from operations was also lower in 2005 due to the absence of the 2001 amended Utility Service Tax refund that Central Hudson received in 2004. Slightly offsetting these decreases in cash flow was a reduction in costs related to various programs funded by Central Hudson's Customer Benefit Fund, including refunds for electric customers.

      As authorized in the 2004 Joint Proposal approved by the PSC, deferred electric pension and OPEB costs, including carrying charges, were offset against the Customer Benefit Fund with no impact to cash flow for the first nine months of 2005. The total amount offset for the first nine months of 2005 was $3.0 million as compared to $83.0 million for the same period in 2004. Central Hudson will continue to use the Customer Benefit Fund to offset the cost of various programs. For further details see Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the caption "Rate Proceedings - Electric and Natural Gas."

      Net cash flows used in investing activities were $9.6 million higher in the first nine months of 2005 as compared to the first nine months of 2004. Minor acquisitions, an investment in a joint venture that will own two wind farm projects, and the issuance of notes receivable by CHEC have increased expenditures in 2005.

      Net cash flows from financing activities were $19.1 million higher in the first nine months of 2005 as compared to the same nine months of 2004. The resulting increase in cash flows was primarily driven by the absence of any long-term debt retirement and higher net borrowings of short-term debt by Central Hudson in the first nine months of 2005 related to increased energy purchases as compared to the same period in 2004. There were no issuances of medium-term notes in the first nine months of 2005 by Central Hudson and in the first nine months of 2004 there were issuances of $7.0 million.

Central Hudson - Cash Flow Summary

      Changes in Central Hudson's cash and temporary cash investments resulting from operating, investing, and financing activities for the nine months ended September 30, 2005, and 2004, are summarized in the following chart:

--------------------------------------------------------------------------------
                                      Nine Months   Nine Months      Variance
Central Hudson                         Ended 2005    Ended 2004   2005 vs. 2004
--------------------------------------------------------------------------------
                                                (Millions of Dollars)
--------------------------------------------------------------------------------
Operating Activities                    $  23.5       $  52.6        $ (29.1)
--------------------------------------------------------------------------------
Investing Activities                      (43.7)        (45.8)           2.1
--------------------------------------------------------------------------------
Financing Activities                       14.3         (13.4)          27.7
--------------------------------------------------------------------------------
Net change for the period                  (5.9)         (6.6)           0.7
--------------------------------------------------------------------------------
Balance at beginning of period              8.2          12.7           (4.5)
--------------------------------------------------------------------------------
Balance at end of period                $   2.3       $   6.1        $  (3.8)
--------------------------------------------------------------------------------

      Central Hudson's net cash flows provided by operating activities in the nine months ended September 30, 2005, were $29.1 million lower as compared to the same nine months ended September 30, 2004, for the reasons indicated in the discussion of Energy Group's net cash flows provided by operating activities.

      Net cash flows related to investing activities were $2.1 million higher in the first nine months of 2005 as compared to the same nine months of 2004 as a result of decreased expenditures related to property, plant, and equipment.

      Net cash flows related to financing activities were $27.7 million higher in the first nine months of 2005 as compared to the same nine months of 2004. The resulting increase in cash flows was primarily driven by the absence of any long-term debt retirement, higher net borrowings of short-term debt, and lower dividends paid to Energy Group in 2005 as compared to the same period in 2004. There were no issuances of medium-term notes in the first nine months of 2005 and in the first nine months of 2004 there were issuances of $7.0 million.

Credit Facilities and Debt

      At September 30, 2005, Energy Group, on a consolidated basis, had no current maturities of long-term debt and $44.0 million of short-term debt outstanding. Cash and cash equivalents for Energy Group, consolidated, were $100.6 million at September 30, 2005.

      Energy Group, the holding company, has a $75.0 million revolving credit agreement with several commercial banks which currently has no outstanding balance.

      As of September 30, 2005, Central Hudson had short-term debt outstanding of $44.0 million and cash and cash equivalents of $2.3 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $75.0 million revolving credit agreement with a group of commercial banks which currently has no outstanding balance. Central Hudson also has committed short-term credit facilities totaling $1.0 million with a regional bank and certain uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing. Existing PSC authorization limits the amount of short-term borrowing Central Hudson may have outstanding at any time to $77.0 million in aggregate.

      Central Hudson's current senior unsecured debt ratings/outlook is A2/stable by Moody's Investors Service and A/stable by both Standard and Poor's Corporation and Fitch Ratings.

      Energy Group and Central Hudson each believes that it will be able to meet its reasonably likely short-term and long-term cash requirements, assuming that Central Hudson's current and future rate plans reflect the costs of service, including a reasonable return on invested capital.

      CHEC has a $15.0 million line of credit with a commercial bank and, as of September 30, 2005, there was no outstanding balance.

Parental Guarantees

      Energy Group and certain of the competitive business subsidiaries have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes. In addition, Energy Group agreed to guarantee the post-closing obligations of former subsidiary Central Hudson Energy Services, Inc. under the agreement related to the sale of former subsidiary CH Resources, Inc. ("CH Resources"), which guarantee now applies to CHEC. Reference is made to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the captions "Parental Guarantees" and "Product Warranties" and to Note 11
- "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the caption "CHEC."

      The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges, and certain obligations related to the sale of CH Resources. At September 30, 2005, the aggregate amount of subsidiary obligations (excluding obligations related to CH Resources) covered by these guarantees was $5.0 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in Energy Group's Consolidated Balance Sheet. Energy Group's approximate aggregate potential liability for product warranties at September 30, 2005, has not changed from that reported at December 31, 2004, which was $504,000.

Financing Program of Energy Group and Its Subsidiaries

      On July 25, 2002, the Board of Directors of Energy Group authorized a Common Stock Repurchase Program ("Repurchase Program") to repurchase up to 4.0 million shares, or approximately 25%, of its outstanding Common Stock over the five years beginning August 1, 2002. Between August 1, 2002, and December 31, 2003, the number of shares repurchased under the Repurchase Program was 600,087 at a cost of $27.5 million. No shares were repurchased during the nine months ended September 30, 2005, or during the twelve months ended December 31, 2004. Energy Group intends to set repurchase targets, if any, each year based on circumstances then prevailing. Repurchases have been suspended while Energy Group assesses opportunities to redeploy its cash reserves in regulated and competitive energy-related businesses. Energy Group reserves the right to modify, suspend, or terminate the Repurchase Program at any time without notice.

EARNINGS PER SHARE

      Energy Group's consolidated earnings per share (basic) for the third quarter of 2005 were $0.36 per share as compared to $0.28 per share for the third quarter of 2004, an increase of $0.08 per share. Details of the change in earnings are as follows:

Three Months Ended September 30, 2005

Regulated Electric and Natural Gas Business

      Earnings for Central Hudson's electric and natural gas operations decreased $0.04 per share due to the following:

      o A decrease of $0.11 per share from electric and natural gas regulatory mechanisms including an increase in shared earnings from electric operations and the recording of PSC assessments for electric service interruptions consistent with a PSC Order issued on September 30, 2005. The increase in shared earnings reflects an increase in ratemaking operating income due to an increase in sales.

      o A $0.09 per share decrease due to the absence in the current quarter of the amortization of Central Hudson's share of the gain from the 2001 sale of its interests in its major generating assets. This gain was recorded as deferred income beginning July 1, 2001, and its amortization was completed in December 2004.

      o A $0.03 per share decrease from an increase in property taxes and depreciation and amortization of utility plant assets.

      Partially offsetting the decreases were the following:

      o An increase of $0.17 per share due to an increase in electric net operating revenues, net of the cost of purchased electricity, fuel, and revenue taxes. The increase resulted primarily from an 11% increase in electric delivery sales due to the hotter weather and modest customer growth. The hotter weather increased earnings from electric delivery billed sales by $0.11 per share, net of the effect of summer weather-hedging contracts.

      o Natural gas net operating revenues were essentially unchanged reflecting a less than 1% increase in natural gas delivery sales.

      o A $0.02 per share increase due to the net effect of various other items including reductions in payroll and use taxes, income taxes, and regulatory carrying charges due to customers. These reductions were partially offset by an increase in interest charges resulting from the issuance of long-term debt in November 2004.

Competitive Fuel Oil Distribution Businesses

      Earnings for CHEC's fuel oil distribution subsidiaries increased $0.03 per share due to the following:

      o An increase of $0.05 per share due to an increase in gross margins, primarily in delivered motor fuels, and an increase in service profitability.

      o A decrease of $0.02 per share due mostly to an increase in general and administrative expenses and interest expense.

Competitive - Other Businesses

      Earnings for Energy Group, the holding company, and CHEC's interests in partnerships and other investment interests increased $0.09 per share. The increase is due to lower income taxes, including the adjustment for 2004 taxes and a related adjustment of the 2005 tax accrual. The increase also reflects higher interest income from short-term investments held by Energy Group.

Nine Months Ended September 30, 2005

      Energy Group's consolidated earnings per share (basic) for the nine months ended September 30, 2005, and 2004, reflect earnings per share (basic) of $2.07 and $2.09, respectively, a decrease in earnings of $0.02 per share. Details of the nine-month change in earnings are as follows.

Regulated Electric and Natural Gas Business

      Earnings for Central Hudson's electric and natural gas operations decreased $0.19 per share due to the following:

      o $0.28 per share due to the absence in the nine months ended September 30, 2005, of the amortization of Central Hudson's share of the gain from the 2001 sale of its interests in its major generating assets. This gain was recorded as deferred income beginning July 1, 2001, and its amortization was completed in December 2004.

      o $0.12 per share due to an increase in property taxes and depreciation and amortization of utility plant assets.

      o $0.08 per share due to the absence of the amortization of previously deferred electric and natural gas revenues that ended June 30, 2004, pursuant to the current regulatory agreement.

      o     $0.07 per share from an increase in storm restoration costs.

Partially offsetting these decreases were the following:

      o An increase of $0.18 per share from electric net operating revenues net of the cost of purchased electricity, fuel, and revenue taxes, resulting from an increase in electric delivery sales due to hotter weather and customer growth. The hotter weather increased earnings from electric delivery billed sales by $0.05 per share, net of the effect of weather-hedging contracts.

      o $0.04 per share increase from a favorable New York Independent System Operator ("NYISO") re-pricing adjustment related to electricity sales for resale.

      o $0.03 per share increase from natural gas net operating revenues from delivery sales, net of the cost of natural gas and revenue taxes. Delivery sales to residential and commercial customers, largely space heating sales, increased primarily due to customer growth.

      o An increase of $0.11 per share due to the net effect of various other items, including reductions in income taxes, payroll and use taxes, other operating expenses, regulatory carrying charges due to customers, and a decrease in amounts recorded related to electric and natural gas regulatory mechanisms, primarily shared earnings.

Competitive Fuel Oil Distribution Businesses

      Earnings for CHEC's fuel oil distribution subsidiaries decreased $0.04 per share due to a decrease in gross profit due to reduced residential volumes related to customer attrition and price-induced customer conservation. This shortfall in volumes was partially offset by higher margins in the first and third quarters on sales of fuel oil and delivered motor fuels, respectively. In addition, commercial dual-fuel customers used less oil and used more natural gas provided from other suppliers due to the price advantage of natural gas on a price per unit of heating value basis.

Competitive - Other Businesses

      Earnings for Energy Group, the holding company, and CHEC's interests in partnerships and other investment interests increased $0.21 per share. The increase was due primarily to lower income taxes, including adjustments relating to the completion of a tax audit for 2001, and adjustments for 2004 and 2005 tax accruals. Also enhancing earnings was an increase in interest income from short-term investments held by Energy Group. The overall increase was partially offset by a decrease in income from CHEC's partnership and other investment interests.

RESULTS OF OPERATIONS

      The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and nine-month periods ended September 30, 2005, and the three and nine-month periods ended September 30, 2004, for the regulated electric and natural gas business, the competitive fuel oil distribution businesses, and the other competitive businesses.

OPERATING REVENUES

      Energy Group's consolidated operating revenues increased $66.0 million, or 40.8%, for the third quarter of 2005 as compared to the same period in 2004. Revenues increased $113.3 million, or 19.2%, for the comparative nine-month periods. Details of these revenue changes are presented in the following charts and related discussions concerning the variances.

---------------------------------------------------------------------------------------
                                           2005/2004 INCREASE (DECREASE)
(Thousands of Dollars)                THREE MONTHS ENDED SEPTEMBER 30, 2005
---------------------------------------------------------------------------------------
                                                           Competitive
                                                      --------------------
                                          Natural       Fuel Oil
                            Electric        Gas       Distribution   Other      Total
---------------------------------------------------------------------------------------
Customer Delivery Sales    $  4,045(a)  $     250(b)    $ 16,922     $ (54)  $  21,163
---------------------------------------------------------------------------------------
Sales to Other Utilities        393           846             --        --       1,239
---------------------------------------------------------------------------------------
Energy Cost Adjustment       45,139         1,350             --        --      46,489
---------------------------------------------------------------------------------------
Deferred Revenues(c)         (2,410)          238             --        --      (2,172)
---------------------------------------------------------------------------------------
Miscellaneous                  (700)            5             --        --        (695)
---------------------------------------------------------------------------------------
   Total                   $ 46,467     $   2,689       $ 16,922     $ (54)  $  66,024
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
                                           2005/2004 INCREASE (DECREASE)
(Thousands of Dollars)                NINE MONTHS ENDED SEPTEMBER 30, 2005
---------------------------------------------------------------------------------------
                                                           Competitive
                                                      --------------------
                                          Natural       Fuel Oil
                            Electric        Gas       Distribution   Other      Total
---------------------------------------------------------------------------------------
Customer Delivery Sales    $  5,616(a)  $   2,241(b)    $ 37,940     $(105)  $  45,692
---------------------------------------------------------------------------------------
Sales to Other Utilities      1,522           907             --        --       2,429
---------------------------------------------------------------------------------------
Energy Cost Adjustment       60,711         8,395             --        --      69,106
---------------------------------------------------------------------------------------
Deferred Revenues(c)         (2,335)          907             --        --      (1,428)
---------------------------------------------------------------------------------------
Miscellaneous                (2,481)           17             --        --      (2,464)
---------------------------------------------------------------------------------------
   Total                   $ 63,033     $  12,467       $ 37,940     $(105)  $ 113,335
---------------------------------------------------------------------------------------

(a) Includes an offsetting restoration of amounts from Central Hudson's Customer Benefit Fund (described under the captions "Summary of Regulatory Assets and Liabilities" and "Rate Proceedings - Electric and Natural Gas" in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report) for customer refunds to all customers and back-out credits for retail access customers.

(b)   Includes both firm and interruptible customers.

(c) Includes the restoration of other revenues from Central Hudson's Customer Benefit Fund for other authorized programs and the restoration of previously deferred delivery revenues, and the deferral of electric and natural gas shared earnings in accordance with the provisions of Central Hudson's current rate agreement with the PSC (described in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report).

Regulated Electric and Natural Gas Business

      Utility electric and natural gas operating revenues increased $49.2 million, or 39.5%, from $124.5 million in 2004 to $173.7 million in 2005 for the quarter ended September 30, 2005. Electric revenues increased $46.5 million, or 41.1%, and natural gas revenues increased $2.7 million, or 23.5%, largely due to an increase in amounts collected through Central Hudson's energy cost adjustment mechanisms to recover its cost of purchased electricity and natural gas. Electric revenues also increased due to an increase in delivery sales. The increase in electric revenues was partially offset by a reduction in revenues related to shared earnings, PSC assessments related to service interruptions, and weather-hedging contracts. The increase in natural gas revenues also reflects an increase in sales for resale revenues.

      For the nine months ended September 30, 2005, utility electric and natural gas operating revenues increased $75.5 million, or 17.7%, from $426.0 million in 2004 to $501.5 million in 2005 with electric revenues increasing $63.0 million, or 19.1%, and natural gas revenues increasing $12.5 million, or 13.0%. As with the quarter ended September 30, 2005, most of the change is related to an increase in amounts collected through Central Hudson's cost adjustment mechanisms for the recovery of energy costs. Electric and natural gas revenues also reflect the impact of increased delivery sales with the electric increase reduced by the effect of weather-hedging contracts. Electric revenues additionally increased due to NYISO re-pricing adjustments related to sales for resale.

Competitive Fuel Oil Distribution Businesses

      Revenues for CHEC's fuel oil distribution operations increased $16.9 million, or 45.6%, from $37.1 million for the quarter ended September 30, 2004, to $54.0 million for the quarter ended September 30, 2005. The increase in revenues primarily reflects an increase in the average selling price of petroleum products in 2005 in comparison to 2004 due to an increase in wholesale prices.

      For the nine months ended September 30, 2005, fuel oil distribution operating revenues increased $37.9 million, or 23.4%, from $163.4 million in 2004 to $201.3 million in 2005. The increase in revenues resulted from the reasons indicated above.

SALES VOLUMES

      Sales volumes for both Central Hudson and CHEC vary in response to weather conditions. Electric deliveries peak in the summer, and deliveries of natural gas and petroleum products used for heating purposes peak in the winter.

Regulated Electric and Natural Gas Business

      The following chart reflects the change in the level of electric and natural gas deliveries for the quarter and nine months ended September 30, 2005, as compared to the same periods for 2004.

                                         INCREASE (DECREASE) FROM 2004
                         ---------------------------------------------------------
                         3 MONTHS ENDED SEPTEMBER 30   9 MONTHS ENDED SEPTEMBER 30
                         ---------------------------   ---------------------------
                          Electric      Natural Gas     Electric      Natural Gas
                          --------     ------------     --------      -----------
Residential ..........        21%            1%             8%             1%
Commercial ...........         9%            0%             4%             4%
Industrial ...........        (1)%         (19)%            1%            (4)%
Interruptible ........       N/A           (16)%          N/A              1%

      Utility deliveries of electricity within Central Hudson's service territory increased 11% in the third quarter of 2005 as compared to the same period in 2004. Deliveries to residential and commercial customers increased 21% and 9%, respectively, resulting from increased usage due to a hotter summer and modest customer growth. Deliveries to industrial customers decreased 1%. Electric residential billing cycle adjusted cooling degree-days increased 57% over the prior year and were 55% higher than normal.

      Utility deliveries of natural gas to firm Central Hudson customers were relatively flat as compared to deliveries in the same period in 2004, decreasing by less than 1%. Deliveries to residential customers increased 1% due to customer growth with no change in deliveries to commercial customers. Deliveries to industrial customers, which represent less than 7% of total firm sales in the quarters ended September 30, 2005, and 2004, decreased 19%, and deliveries to interruptible customers decreased 16%.

      For the nine months ended September 30, 2005, deliveries of electricity increased 5% as compared to the same period in 2004. Deliveries to residential customers increased 8% and deliveries to commercial customers increased 4%, resulting from increased usage due to a hotter summer and modest customer growth. Deliveries to industrial customers increased 1%. Electric residential billing cycle adjusted cooling degree-days increased 45% for the nine months ended September 30, 2005, as compared to the same period in 2004.

      Deliveries of natural gas increased 2% in the first nine months of 2005 as compared to the prior year. Residential deliveries increased 1% and commercial deliveries increased 4% primarily due to customer growth. Industrial deliveries, which represent less than 5% of total firm deliveries in the nine-month periods, decreased 4%, and interruptible deliveries increased 1%. Billing cycle adjusted heating degree-days increased 2% for the nine months ended September 30, 2005, as compared to the same period in 2004.

Competitive Fuel Oil Distribution Businesses

      Sales of petroleum products by CHEC's fuel oil distribution companies were flat for the third quarter of 2005 as compared to the third quarter in 2004 with sales of $22.9 million in each quarter.

      For the nine months ended September 30, 2005, sales of petroleum products decreased 10.9 million gallons, or 9.9%, from 110 million gallons in the first nine months of 2004 to 99.1 million gallons in 2005. A significant part of the decrease resulted from reduced sales to lower margin commercial customers with dual-fuel capabilities in the first and second quarters of 2005. The primary alternative fuel, natural gas, had a price advantage in the fuel oil distribution companies' markets during the first and second quarters. The remaining variation was attributed primarily to residential customers and delivered motor fuels. The variation in residential customer gallons was driven by customer attrition and price-induced customer conservation. For the nine months ended September 30, 2005, heating degree-days increased 2%, due primarily to colder temperatures in the second quarter of 2005 as compared to the same period in 2004.

OPERATING EXPENSES

Regulated Electric and Natural Gas Business

      Total utility operating expenses and income taxes, increased $46.9 million, or 40.1%, from $117.0 million in the third quarter of 2004 to $163.9 million in the third quarter of 2005. The increase in operating expenses results largely from an increase in purchased electricity and natural gas expense, which increased $44.5 million and $2.7 million, respectively. Both reflect an increase in wholesale costs and a change in amounts recorded related to the deferral and recovery of these costs through Central Hudson's cost adjustment mechanisms for purchased electricity and natural gas costs. The increase in purchased electricity expense also reflects an increase in volumes purchased for full service customers. Other operating expenses and income taxes decreased $0.3 million due to a decrease in income taxes of $1.7 million, resulting largely from a reduction in taxable income. Partially offsetting the decrease in income taxes was an increase in depreciation and amortization of utility plant and taxes other than income taxes.

      For the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, operating expenses and income taxes increased $71.4 million, or 18.1%, from $393.9 million in 2004 to $465.3 million in 2005. As with the quarter ended September 30, 2005, the increase is largely attributed to an increase in the cost of purchased electricity, which increased $59.8 million, and an increase in the cost of purchased natural gas of $11.2 million. The increases for both are due to an increase in wholesale prices, an increase in volumes purchased due to an increase in full service sales, and a change in the amounts recorded related to the deferral of these energy costs and their recovery through Central Hudson's cost adjustment mechanisms. Other operating expenses and income taxes increased $0.4 million reflecting increases in storm restoration costs, depreciation and amortization of utility plant, and taxes other than income taxes. The increase was partially offset by a reduction in income taxes resulting largely from a reduction in taxable income.

Competitive Fuel Oil Distribution Businesses

      For the three months ended September 30, 2005, operating expenses and income taxes increased $16.3 million, or 41.1%, from $39.5 million in 2004 to $55.8 million in 2005 due to an increase in purchased petroleum expense. The cost of petroleum products increased $15.2 million due primarily to an increase in the wholesale cost of petroleum products in 2005 as compared to 2004. Other operating expenses and income taxes increased $1.1 million. Other operating expenses reflect an increase in general and administrative costs partially offset by a reduction in distribution costs related to lower volumes sold. Income taxes increased due to higher taxable income in 2005 versus 2004.

      For the nine months ended September 30, 2005, these expenses increased $38.2 million from $160.7 million in 2004 to $198.9 million in 2005 due to an increase in purchased petroleum expense. The cost of petroleum products increased $38.7 million due primarily to an increase in the wholesale cost of petroleum products in 2005 as compared to 2004. This increase was partially offset by a reduction in income taxes of $0.5 million resulting from lower taxable income for fuel oil distribution operations.

OTHER INCOME

Regulated Electric and Gas Business

      Other Income for Central Hudson decreased $2.2 million, or 60%, for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004. The decrease was due to the completion of the amortization in December 2004 of Central Hudson's share of the gain from the 2001 sale of its interests in its major generating assets. This decrease was partially offset by a favorable regulatory adjustment for the change in interest rates applicable to Central Hudson's variable rate long-term debt. This regulatory adjustment offsets the increase in Central Hudson's variable rate debt expense.

      For the nine months ended September 30, 2005, Other Income decreased $8.4 million due to the reasons noted above for the quarter ended September 30, 2005. The decrease was also attributable to a reduction in carrying charges due from customers related to pension costs. In its June 2004 Rate Order adopting the terms of Central Hudson's Joint Proposal for Rate Plan Modification, the PSC authorized the use of the Customer Benefit Fund to offset pension under-collection balances, which reduced the balance upon which carrying charges for pension costs are determined. This reduction was offset by a decrease in carrying charges related to the Customer Benefit Fund as discussed under the caption "Interest Charges."

Competitive - Other

      Other Income and related income taxes for Energy Group, the holding company, and CHEC's investments in partnerships and other investment interests (other than fuel oil distribution operations) increased $1.3 million for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004. The increase is primarily due to lower income taxes, reflecting the recent filing of Energy Group's 2004 combined tax return and adjustments made to the income tax accrual for 2005. The increase also reflects an increase in interest income from short-term investments held by Energy Group.

      For the nine months ended September 30, 2005, Other Income and related income taxes increased $3.1 million. The increase was due largely to the reasons noted above for the quarter ended September 30, 2005, and, in addition, lower income taxes relating to the completion in the second quarter of 2005 of the tax audit of Energy Group for 2001.

INTEREST CHARGES

Regulated Electric and Gas Business

      Interest charges for Central Hudson increased $0.7 million, or 19.0%, for the quarter ended September 30, 2005, as compared to the same period in the prior year. The increase was due to an increase in interest charges on long-term debt, which is due to the issuance of medium-term notes in November 2004 and increased interest rates applicable to Central Hudson`s variable rate debt.

      For the nine months ended September 30, 2005, interest charges for Central Hudson decreased $1.3 million, or 9.0%, as compared to the same period in 2004. The decrease was due to a reduction of regulatory carrying charges from the substantial use, by December 31, 2004, of the principal balance of the Customer Benefit Fund for customer refunds and other authorized programs. In accordance with Central Hudson's current settlement agreement, carrying charges were accrued on the unused balance for the future benefit of customers. This reduction in carrying charges was partially offset by an increase in interest charges on long-term debt due to the issuance of medium-term notes in November 2004 and increased interest rates applicable to Central Hudson's variable rate debt.

COMMON STOCK DIVIDENDS

      Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Annual Report for a discussion of Energy Group's dividend payments. On March 24, 2005, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable May 2, 2005, to shareholders of record as of April 11, 2005. On June

21, 2005, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2005, to shareholders of record as of July 11, 2005. On September 29, 2005, the Board of Directors of Energy Group declared a quarterly dividend of $0.54 per share, payable November 1, 2005, to shareholders of record as of October 10, 2005.

OTHER MATTERS

      Changes in Accounting Standards: See Note 2 - "Summary of Significant Accounting Policies" and Note 5 - "New Accounting Standards and Other FASB Projects" for discussion of relevant changes.

      NYISO Re-Pricing Adjustment

      On July 20, 2005, Central Hudson received a payment from the NYISO for adjustments to energy sales transactions that had occurred in May 2000, when Central Hudson owned the Danskammer Generating Plant and a share of the Roseton Generating Plant. The adjustments resulted from a decision of the United States Court of Appeals for the District of Columbia Circuit and a subsequent Order of the Federal Energy Regulatory Commission that directed the NYISO to increase the real-time pricing on those transactions. Since the payment related to unresolved billing issues that existed at June 30, 2005, its impact was recorded in the financial results for that quarter. The payment resulted in an increase to net income of $574,000, or $0.04 per share. Additionally, as a result of PSC regulatory mechanisms in place in 2000, customers will receive $2.7 million of the NYISO payments which will be returned through Central Hudson's energy cost adjustment mechanism.

      The Energy Policy Act of 2005

      On August 8, 2005, President Bush signed the Energy Policy Act of 2005 ("Energy Act") into law. The Energy Act is designed as a comprehensive platform for the modernization, reform, and development of the electric industry; to facilitate the development of cleaner, more environmentally acceptable fuels and greater energy efficiency; and to streamline the related approval processes and consolidate the Federal Energy Regulatory Commission's ("FERC") regulatory authority over the energy market. In addition, the Energy Act repeals the Public Utility Holding Company Act (known as "PUHCA"), effective February 8, 2006. The repeal of PUHCA will eliminate significant federal restrictions on the scope, structure, and ownership of companies in the electric industry.

      Energy Group is currently reviewing the components of the Energy Act to assess the impact on its businesses and to ensure compliance with all applicable provisions. Provisions that may affect Energy Group and Central Hudson are in the areas of electricity and energy policy, tax incentives, energy efficiency, climate change, oil and natural gas, and incentives for innovative technologies. At the present time, neither Energy Group nor Central Hudson can predict the effect that the Energy Act will have on its financial condition or operations.

      Higher Energy Prices

      For the past several months, Central Hudson's regulated electric and natural gas delivery customers have been receiving higher bills than those they received last year, reflecting higher consumption in response to hotter summer weather and higher market prices for electricity and natural gas. Higher bills have resulted in an increase in call volumes from concerned customers. While higher energy prices themselves have little or no impact on earnings due to adjustment mechanisms that recover energy costs from customers, efforts by customers to reduce energy consumption could affect earnings by reducing delivery volumes. To help manage the impact of higher energy prices on customers, Central Hudson is planning an outreach program to assist customers with efforts to manage their energy bills. Coupled with consumer awareness that higher energy prices are expected to continue throughout the heating season, management believes that a change in customer behavior toward increased energy efficiency could occur and could have some negative impact on earnings. Additionally, persistently higher prices or further price increases could lead to an economic slowdown and dampen growth in Central Hudson's franchise area. Slower growth could adversely affect the overall volume of electricity and natural gas deliveries, reducing earnings from utility operations.

      Customers of Energy Group's competitive fuel oil distribution businesses are also experiencing higher prices and may further alter their behavior as a result of higher prices. In the heating season ended March 31, 2005, CHEC's fuel oil distribution businesses experienced year-over-year volume decreases driven by price-sensitive customer attrition, conservation and energy efficiency efforts, and fuel switching. Fuel oil prices are projected to be higher in the upcoming heating season than they were in the prior heating season and continued customer attrition and energy efficiency efforts could further reduce residential fuel oil delivery volumes. Despite these challenges, the current price environment has also resulted in a potential opportunity: the competitiveness of fuel oil versus natural gas has improved from last year's heating season to favor fuel oil, and could result in a year-over-year increase in commercial fuel oil distribution volumes.

      Both the regulated electricity and natural gas businesses and the competitive fuel oil distribution businesses may also face several other challenges that could result from continued higher prices: higher working capital needs driven by the lag between disbursements to energy suppliers and receipts from customers, higher bad debt expenses resulting from customers who are unable to pay higher energy bills, and political and regulatory responses to higher energy prices. Management believes that Energy Group has adequate liquidity to meet the working capital demands of the current and near-term energy price environment and is actively monitoring bad debt expense and the political/regulatory environment.

      CHEC's competitive investments in wind energy and ethanol production may realize benefits from higher energy prices in the future through higher prices for their output. These benefits, however, may be offset by higher prices for the fuel used in the ethanol production process.

      In aggregate, Energy Group does not expect higher energy prices to have a material effect on financial results in the fourth quarter of 2005, but is unable to predict with certainty the ultimate level of energy prices, potential customer responses to those prices, and corresponding financial impact on its operating companies and investments.

      Natural Gas

      During the third quarter of 2005, two hurricanes in the Gulf of Mexico caused significant damage to that region's energy infrastructure. While Central Hudson's facilities were not affected by the hurricanes, the resulting disruptions in the nation's energy markets may continue in the near-term and have an indirect effect on its business.

      As a result of the hurricanes, a significant amount of Gulf Coast natural gas production feeding into interstate pipelines serving the Atlantic seaboard and the northeastern United States became unavailable. During the 2005-2006 heating season, it is possible that a significant amount of this supply source could remain unavailable, causing natural gas supplies in the northeastern United States to tighten. To mitigate potential impacts, Central Hudson will rely on a diversity of supply sources, including connections to pipelines not affected by the hurricanes, natural gas stored north of any hurricane disruption, and its own propane-air peaking facilities within its service territory. Central Hudson is working to develop contingency plans to ensure that adequate supply is available but is unable to predict with certainty the potential impacts of the hurricanes on the availability of natural gas supplies.

FORWARD-LOOKING STATEMENTS

      Statements included in this Quarterly Report on Form 10-Q and the documents incorporated by reference which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements may be identified by words including "anticipates," "believes," "projects," "intends," "estimates," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Energy Group's and Central Hudson's ("Registrants") future business prospects, revenues, proceeds, working capital, liquidity, income and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to: weather; energy supply and demand; fuel prices; interest rates; potential future acquisitions; developments in the legislative, regulatory and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

RISK FACTORS

      Redeployment of Capital

      Energy Group is seeking to invest a significant portion of its cash reserves in energy-related assets and/or utility assets. These funds were generated from the sales of Central Hudson's interests in its major electric generation assets and Energy Group's sale of CH Resources and are currently held in money market instruments and short-term securities. Investments in new business ventures may provide returns that are lower than those anticipated when an investment is made, including potential losses or write offs, and may cause Energy Group's earnings to be more volatile.

      Energy Group may not be successful in finding suitable new investments and, therefore, Energy Group may not achieve the earnings accretion such investments could produce.

      No projected income from such future investments in energy-related assets has been included in any earnings guidance issued to-date by Energy Group for 2005.

      Storms and Other Events Beyond Central Hudson's Control May Interfere with the Operation of its Transmission and Distribution Facilities in the Mid-Hudson Valley Region

      Central Hudson's revenues are generated by the delivery of electricity over transmission and distribution lines and by the delivery of natural gas through pipelines. These facilities, which are owned and operated by Central Hudson or by third party entities, are at risk of damage from storms, natural disasters, wars, terrorist acts, and other catastrophic events, occurring both within and outside Central Hudson's franchise territory, and are at risk of curtailment or cessation of operations as a result of unfavorable regulatory or judicial orders. If Central Hudson or the relevant third-party entity (as the case may be) is unable in a timely manner to repair its facilities or to obtain the rescission or stay of unfavorable regulatory or judicial orders which have caused the curtailment or cessation of operation of its facilities (as the case may be), Central Hudson's customers may experience a service disruption and Central Hudson may experience lower revenues or increased expenses, or both, that Central Hudson may not be able to recover fully through rates, insurance, sales margins, or other means in a timely manner, or at all.

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

      Unusual Temperatures in Central Hudson and CHEC's Service Territories Could Adversely Impact Earnings

      Central Hudson's service territory is the mid-Hudson Valley region. CHEC's subsidiaries serve the mid-Atlantic region and northeast U.S. These areas typically experience seasonal fluctuations in temperature. If, however, the regions were to experience unusually mild winters and/or cooler summers, Central Hudson's and CHEC's earnings could be adversely impacted. A considerable portion of Central Hudson's total electric deliveries is directly or indirectly related to weather-sensitive end uses such as air conditioning and space heating. Much of the fuel oil and propane delivered by CHEC's subsidiaries is used for space heating, as is the majority of the natural gas delivered by Central Hudson. As a result, sales fluctuate and vary from normal expected levels based on variations in weather from normal seasonal levels. Such variations in sales volumes could affect results of operations significantly. Central Hudson and CHEC's subsidiaries have programs in place to constrain the potential variability in results of operations through the use of derivative instruments. However, no assurance can be given that suitable risk management instruments will remain available.

      Central Hudson's Rate Plans Limit its Ability to Pass Through Increased Costs to its Customers; If Central Hudson's Rate Plans Are Modified by State Regulatory Authorities, Central Hudson Revenues May Be Lower Than Expected

      As a transmission and distribution company delivering electricity and natural gas within New York State, Central Hudson is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and Energy Group or Energy Group's competitive business subsidiaries. The PSC's Order Establishing Rates in Central Hudson's rate proceeding, which was issued on October 25, 2001, and became effective November 1, 2001, and the PSC's Joint Proposal Order issued on June 14, 2004, and effective July 1, 2004, (together the "Rate Plans") cover the rates Central Hudson can charge customers and contain a number of related provisions. Rates charged to customers generally may not be changed during the respective limited terms of the Rate Plans, other than for the recovery of energy costs and limited other exceptions. As a result, the Rate Plans may not reflect all of the increased construction and other costs that may be experienced after the date the Rate Plans became effective. The approval of new rate plans or changes to existing Rate Plans (including the modification or elimination of Central Hudson's energy cost adjustment clauses) could have a significant effect on Central Hudson's financial condition, results of operations, or cash flows. The current Rate Plans and material matters relating to potential rate changes are described in Note 2 - "Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. The current Rate Plans permit Central Hudson to file for changes in rates at any time, but rates are generally not changed by the PSC until eleven months after the filing of proposed rate changes. On July 29, 2005, Central Hudson filed an application for an increase in electric and natural gas delivery rates. Central Hudson cannot predict the rates that will be established by the PSC, or whether its business may be adversely affected by the rates determined, in such proceeding.

      Central Hudson Is Subject to Risks Relating to Asbestos Litigation and Manufactured Gas Plant Facilities

      Litigations have been commenced against Central Hudson arising from the use of asbestos at its previously owned major generating assets, and Central Hudson is involved in a number of matters arising from contamination at former manufactured gas plant sites. Reference is made to Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and in particular to the subcaptions in Note 11 regarding "Asbestos Litigation" and "Former Manufactured Gas Plant Facilities."

      High Wholesale Fuel Oil Prices May Adversely Affect the Ability of CHEC's Subsidiaries to Attract New Customers, Retain Existing Customers and Maintain Sales Volumes

      For the nine months ended September 30, 2005, the average wholesale price of fuel oil, as measured by the closing price on the New York Mercantile Exchange, increased 53% to $1.58 per gallon, from $1.03 per gallon for the same nine months ended September 30, 2004. CHEC's management believes the significant rise in the wholesale price of fuel oil has adversely impacted the ability of CHEC's fuel oil delivery businesses to attract new full service residential customers and, to a lesser extent, retain existing full service residential customers. CHEC's management believes some customer attrition is due to former and prospective full service customers deciding, because of high fuel oil prices, to purchase fuel from discount distributors, which - unlike CHEC's fuel oil delivery businesses - do not offer other services such as equipment installation, repair, and maintenance. In addition, CHEC's management believes that some customers are conserving their use of fuel oil by accepting lower temperatures in their homes and by implementing home improvements (e.g., more insulation; better windows). If higher fuel prices were to continue indefinitely, or such prices were to increase significantly, CHEC's subsidiaries could experience further customer attrition and further reductions in sales volume due to customer conservation. If one or both of these were to occur and be material, the consequence could be a material reduction in profitability that could, in turn, lead to an impairment of the goodwill included in the intangible assets on CHEC's and Energy Group's balance sheets. Additionally, if customer attrition were to accelerate significantly the remaining value of the customer list could be impaired or subject to faster amortization.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A of the Corporations' 10-K Annual Report for a discussion of market risk. There has been no material change in either the market risks or the practices employed by Energy Group and Central Hudson to mitigate these risks discussed in the Corporations' 10-K Annual Report. For related discussion on this activity, see, in the Consolidated Financial Statements of the Corporations' 10-K Annual Report, Note 1 - "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under subcaption "Capital Resources and Liquidity."

ITEM 4 - CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on that evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrants' controls and procedures are effective for recording, processing, summarizing, and reporting information required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      A significant deficiency in general computer controls at one of Energy Group's fuel oil distribution subsidiaries was described in Item 9A of the Corporations' 10-K Annual Report. Remediation of this deficiency has been completed. Access to programs and data by the software vendor is now restricted and controlled by the subsidiary. Employee access to programs and data has been limited to meet the needs of job classifications. Internal testing of the remediation confirms that it is operating as intended.

      Other than noted above, there were no changes to the Registrants' internal control over financial reporting that occurred during the Registrants' last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a discussion of certain legal proceedings and certain administrative matters involving Central Hudson and the competitive business subsidiaries, see
Note 9 - "Commitments and Contingencies," which discussion is incorporated herein by reference.

ITEM 6. EXHIBITS

      (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

  Exhibit No.
Regulation S-K
   Item 601
  Designation                          Exhibit Description

     12 Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

     31.1         Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

     31.2         Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

     32.1         Section 1350 Certification by Mr. Lant.

     32.2         Section 1350 Certification by Mr. Capone.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       CH ENERGY GROUP, INC.
                                            (Registrant)

                                       By: /s/ Donna S. Doyle
                                       -----------------------------------------
                                                     Donna S. Doyle
                                       Vice President-Accounting and Controller

                                       CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                                    (Co-Registrant)

                                       By: /s/ Donna S. Doyle
                                       -----------------------------------------
                                                     Donna S. Doyle
                                       Vice President-Accounting and Controller

Dated: November 3, 2005

                                  EXHIBIT INDEX

      Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

  Exhibit No.
Regulation S-K
   Item 601
  Designation                          Exhibit Description

     12 Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

     31.1         Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

     31.2         Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

     32.1         Section 1350 Certification by Mr. Lant.

     32.2         Section 1350 Certification by Mr. Capone.