Form 10-Q
period 2007-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2007-05-02
CIK 18647, 1061393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...................................March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to..........................

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

         YES [X]      NO [ ]

         Indicate by check mark whether CH Energy Group, Inc. is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

LARGE ACCELERATED FILER [X]   ACCELERATED FILER [ ]   NON-ACCELERATED FILER [ ]

         Indicate by check mark whether Central Hudson Gas & Electric Corporation is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):

LARGE ACCELERATED FILER [ ]   ACCELERATED FILER [ ]   NON-ACCELERATED FILER [X]

         Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

         YES [ ]      NO [X]

         Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

         YES [ ]      NO [X]

         As of the close of business on May 1, 2007, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

         CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

                 FORM 10-Q FOR THE QUARTER ENDED March 31, 2007

                                      INDEX

         PART I - FINANCIAL INFORMATION                                  PAGE
         ------------------------------                                  ----
Item 1 - Consolidated Financial Statements (Unaudited)

          CH ENERGY GROUP, INC.
          Consolidated Statement of Income -                               1
           Three Months Ended March 31, 2007, and 2006

          Consolidated Statement of Comprehensive Income -                 2
           Three Months Ended March 31, 2007, and 2006

          Consolidated Balance Sheet - March 31, 2007,                     3
           December 31, 2006, and March 31, 2006

          Consolidated Statement of Cash Flows -                           5
           Three Months Ended March 31, 2007, and 2006

          CENTRAL HUDSON GAS & ELECTRIC CORPORATION
          -----------------------------------------
          Consolidated Statement of Income -                               6
           Three Months Ended March 31, 2007, and 2006

          Consolidated Statement of Comprehensive Income -                 7
           Three Months Ended March 31, 2007, and 2006

          Consolidated Balance Sheet - March 31, 2007,                     8
           December 31, 2006, and March 31, 2006

          Consolidated Statement of Cash Flows -                          10
           Three Months Ended March 31, 2007, and 2006

          Notes to Consolidated Financial Statements (Unaudited)          11

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----

Item 2 - Management's Discussion and Analysis of                      31
              Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                     49
              about Market Risk

Item 4 - Controls and Procedures                                      49

         PART II - OTHER INFORMATION
         ---------------------------

Item 1 - Legal Proceedings                                            50

Item 1A - Risk Factors                                                51

Item 6 - Exhibits                                                     52

Signatures                                                            53

Exhibit Index                                                         54

                 -----------------------------------------------

Filing Format

         This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. ("CH Energy Group") and Central Hudson Gas & Electric Corporation ("Central Hudson"), a wholly owned subsidiary of CH Energy Group. Except where the content clearly indicates otherwise, any reference in this report to CH Energy Group includes all subsidiaries of CH Energy Group, including Central Hudson. Central Hudson makes no representation as to the information contained in this report in relation to CH Energy Group and its subsidiaries other than Central Hudson.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


                   ITEM I - CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                              CH ENERGY GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                             For the 3 Months Ended March 31,
                                                                                                   2007            2006
                                                                                                  ---------    ---------
                                                                                                  (Thousands of Dollars)
Operating Revenues
  Electric ....................................................................................   $ 151,675    $ 136,047
  Natural gas .................................................................................      64,191       70,809
  Competitive business subsidiaries ...........................................................     127,512      110,375
                                                                                                  ---------    ---------
      Total Operating Revenues ................................................................     343,378      317,231
                                                                                                  ---------    ---------

Operating Expenses
  Operation:
    Purchased electricity and fuel used in
       electric generation ....................................................................      94,036       85,840
    Purchased natural gas .....................................................................      43,336       51,727
    Purchased petroleum .......................................................................      94,560       84,858
    Other expenses of operation - regulated activities ........................................      37,649       28,495
    Other expenses of operation - competitive business subsidiaries ...........................      18,792       15,670
  Depreciation and amortization ...............................................................       9,105        8,952
  Taxes, other than income tax ................................................................       8,488        7,604
                                                                                                  ---------    ---------
      Total Operating Expense..................................................................     305,966      283,146
                                                                                                  ---------    ---------

Operating Income ..............................................................................      37,412       34,085
                                                                                                  ---------    ---------

Other Income and Deductions
  Income from unconsolidated affiliates .......................................................       1,195          190
  Interest on regulatory assets and investment income .........................................       2,227        2,737
  Other - net .................................................................................        (583)        (720)
                                                                                                  ---------    ---------
      Total Other Income.......................................................................       2,839        2,207
                                                                                                  ---------    ---------

Interest Charges
  Interest on long-term debt ..................................................................       4,492        3,953
  Interest on regulatory liabilities and other interest .......................................         949        1,038
                                                                                                  ---------    ---------
      Total Interest Charges...................................................................       5,441        4,991
                                                                                                  ---------    ---------

Income before income taxes and preferred dividends of subsidiary ..............................      34,810       31,301

Income taxes ..................................................................................      12,963       12,759
Minority Interest .............................................................................         (93)           -
                                                                                                  ---------    ---------

Income before preferred dividends of subsidiary ...............................................      21,940       18,542
Cumulative preferred stock dividends of subsidiary ............................................         242          242
                                                                                                  ---------    ---------

Net Income ....................................................................................      21,698       18,300
Dividends Declared on Common Stock ............................................................       8,511        8,511
                                                                                                  ---------    ---------

Balance Retained in the Business ..............................................................   $  13,187    $   9,789
                                                                                                  =========    =========

Common Stock:
    Average Shares Outstanding - Basic ........................................................      15,762       15,762
                               - Diluted ......................................................      15,790       15,777

    Earnings Per Share - Basic ................................................................   $    1.38    $    1.16
                       - Diluted ..............................................................   $    1.37    $    1.16

    Dividends Declared Per Share ..............................................................   $    0.54    $    0.54




                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                            For the 3 Months Ended March 31,
                                                                                                   2007           2006
                                                                                                 -------         -------
                                                                                                  (Thousands of Dollars)
Net Income .............................................................................         $21,698         $18,300

Other Comprehensive Income:

Net unrealized gains net of tax and net income realization:
      FAS 133 Designated Cash Flow Hedges - net of tax of $(233) and $(7) ..............             349              11
      Investments - net of tax of $(111) and $(83) .....................................             167             126
                                                                                                 -------         -------

Other comprehensive income .............................................................             516             137
                                                                                                 -------         -------

Comprehensive Income ...................................................................         $22,214         $18,437
                                                                                                 -------         -------



                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                     March 31,        December 31,        March 31,
                                                ASSETS                                 2007              2006              2006
                                                                                    ----------        ----------        ----------
                                                                                                (Thusands of Dollars)
Utility Plant
       Electric ............................................................        $  774,857        $  768,808        $  742,799
       Natural gas .........................................................           240,683           239,317           227,360
       Common ..............................................................           114,232           112,426           108,009
                                                                                    ----------        ----------        ----------
                                                                                     1,129,772         1,120,551         1,078,168

       Less:  Accumulated depreciation .....................................           351,477           344,540           338,414
                                                                                    ----------        ----------        ----------
                                                                                       778,295           776,011           739,754

       Construction work in progress .......................................            59,208            51,041            45,929
                                                                                    ----------        ----------        ----------
               Net Utility Plant ...........................................           837,503           827,052           785,683
                                                                                    ----------        ----------        ----------

Other Property and Plant - net .............................................            33,917            33,822            22,806
                                                                                    ----------        ----------        ----------


Current Assets
       Cash and cash equivalents ...........................................            22,654            24,121            38,908
       Short-term investments - available-for-sale securities ..............            30,549            42,611            39,600
       Accounts receivable -
             net of allowance for doubtful accounts of
             $5.5 million, $5.8 million, and $5.0 million,
             respectively ..................................................           115,371            80,862           105,312
       Accrued unbilled utility revenues ...................................             9,995             9,772             8,444
       Other receivables ...................................................             7,232             7,706             5,177
       Fuel, materials and supplies ........................................            21,890            27,930            29,376
       Regulatory assets ...................................................            34,149            31,332            20,156
       Prepaid income taxes ................................................                 -            11,244                 -
       Fair value of derivative instruments ................................                 -                 -                61
       Special deposits and prepayments ....................................            26,605            23,655            23,134
       Accumulated deferred income tax .....................................             4,201             5,875            14,147
                                                                                    ----------        ----------        ----------
                Total Current Assets .......................................           272,646           265,108           284,315
                                                                                    ----------        ----------        ----------

Deferred Charges and Other Assets
       Regulatory assets - related to pension plan costs ...................            95,050            99,281           109,235
       Regulatory assets - related to other
              post-employment benefit (OPEB) costs .........................            34,386            36,392            13,032
       Intangible asset - pension plan .....................................                 -                 -            20,217
       Goodwill ............................................................            57,225            52,828            51,493
       Other intangible assets - net .......................................            31,850            27,550            27,810
       Regulatory assets ...................................................            83,236            83,102            45,243
       Unamortized debt expense ............................................             3,967             4,041             3,899
       Investments in unconsolidated affiliates ............................            12,902            12,651            11,431
       Other ...............................................................            19,479            18,705            20,993
                                                                                    ----------        ----------        ----------
                Total Deferred Charges and Other Assets ....................           338,095           334,550           303,353
                                                                                    ----------        ----------        ----------

                          Total Assets .....................................        $1,482,161        $1,460,532        $1,396,157
                                                                                    ==========        ==========        ==========



                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                     March 31,      December 31,       March 31,
                    CAPITALIZATION AND LIABILITIES                                      2007            2006             2006
                                                                                    -----------      -----------      -----------
                                                                                               (Thousands of Dollars)
Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized:
               15,762,000 shares outstanding, 16,862,087 shares issued,
               $0.10 par value ................................................     $     1,686      $     1,686      $     1,686
        Paid-in capital .......................................................         351,230          351,230          351,230
        Retained earnings .....................................................         220,242          207,055          207,805
        Treasury stock (1,100,087 shares) .....................................         (46,252)         (46,252)         (46,252)
        Accumulated comprehensive loss ........................................             (13)            (529)            (383)
        Capital stock expense .................................................            (328)            (328)            (328)
                                                                                    -----------      -----------      -----------
                Total Common Shareholders' Equity .............................         526,565          512,862          513,758
                                                                                    -----------      -----------      -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ..............................          21,027           21,027           21,027

        Long-term debt ........................................................         370,889          337,889          310,886
                                                                                    -----------      -----------      -----------
                Total Capitalization ..........................................         918,481          871,778          845,671
                                                                                    -----------      -----------      -----------

Current Liabilities
        Current maturities of long-term debt ..................................               -           33,000           33,000
        Notes payable .........................................................          43,000           13,000           29,000
        Accounts payable ......................................................          33,872           41,840           41,900
        Accrued interest ......................................................           2,512            5,645            2,697
        Dividends payable .....................................................           8,754            8,754            8,754
        Accrued vacation and payroll ..........................................           6,628            5,963            5,785
        Customer advances .....................................................          12,478           25,732            3,455
        Customer deposits .....................................................           8,009            7,954            7,125
        Regulatory liabilities ................................................          18,612           21,651            3,200
        Fair value of derivative instruments ..................................             209            3,582              137
        Accrued environmental remediation costs ...............................           2,400            3,400                -
        Accrued income taxes ..................................................           7,104                -           11,325
        Deferred revenues .....................................................           4,960            5,455            3,866
        Other .................................................................          13,434           14,112           11,112
                                                                                    -----------      -----------      -----------
                Total Current Liabilities .....................................         161,972          190,088          161,356
                                                                                    -----------      -----------      -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ................................................         106,745          107,796          152,395
        Operating reserves ....................................................           4,910            4,906            6,393
        Accrued environmental remediation costs ...............................          17,362           17,354           22,709
        Accrued OPEB costs ....................................................          69,479           68,818           27,639
        Accrued pension costs .................................................          48,073           47,299           28,347
        Other .................................................................          14,248           12,566           13,507
                                                                                    -----------      -----------      -----------
                Total Deferred Credits and Other Liabilities ..................         260,817          258,739          250,990
                                                                                    -----------      -----------      -----------

Minority Interest .............................................................           1,373            1,481                -
                                                                                    -----------      -----------      -----------

Accumulated Deferred Income Tax ...............................................         139,518          138,446          138,140
                                                                                    -----------      -----------      -----------

Commitments and Contingencies (Note 11)

                         TOTAL CAPITALIZATION AND LIABILITIES .................     $ 1,482,161      $ 1,460,532      $ 1,396,157
                                                                                    ===========      ===========      ===========



                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     For the 3 Months Ended
                                                                                                           March 31,
                                                                                                       2007        2006
                                                                                                     --------    --------
                                                                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:

      Net Income .................................................................................   $ 21,698    $ 18,300

            Adjustments to reconcile net income to net
                cash provided by (used in) operating activities:
                     Depreciation and amortization ...............................................      9,105       8,952
                     Deferred income taxes - net .................................................      3,045          99
                     Provision for uncollectibles ................................................      1,296       1,673
                     Accrued/deferred pension costs ..............................................      3,725      (3,858)
                     Undistributed equity in earnings of unconsolidated affiliates ...............       (886)       (190)
                     Minority interest ...........................................................        (93)          -
                     Gain on sale of property and plant ..........................................       (168)          -

                Changes in operating assets and liabilities - net of business acquisitions:
                     Accounts receivable, unbilled revenues and other receivables ................    (35,554)     (1,162)
                     Fuel, materials and supplies ................................................      7,312      (1,026)
                     Special deposits and prepayments ............................................     (2,950)     (2,634)
                     Accounts payable ............................................................     (4,879)    (13,026)
                     Accrued taxes and interest ..................................................     15,219       8,866
                     Accrued OPEB costs ..........................................................      2,247       2,694
                     Customer advances ...........................................................    (13,254)     (6,322)
                     Regulatory liability-rate moderation ........................................     (6,447)          -
                     Deferred natural gas and electric costs .....................................     (4,501)     10,734
                     Customer benefit fund .......................................................          -      (2,474)
                     Other - net .................................................................      1,167      (9,186)
                                                                                                     --------    --------

            NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ..................................     (3,918)     11,440
                                                                                                     --------    --------

INVESTING ACTIVITIES:
            Proceeds from sale of property and plant .............................................        174           -
            Purchase of short-term investments ...................................................    (32,748)    (10,200)
            Proceeds from sale of short-term investments .........................................     44,810      12,700
            Additions to utility plant and other property and plant ..............................    (21,074)    (12,390)
            Issuance of notes receivable .........................................................          -      (1,590)
            Acquisitions made by competitive business subsidiaries ...............................    (11,356)       (405)
            Other - net ..........................................................................      1,176        (525)
                                                                                                     --------    --------

            NET CASH USED IN INVESTING ACTIVITIES ................................................    (19,018)    (12,410)
                                                                                                     --------    --------

FINANCING ACTIVITIES:
            Redemption of long-term debt .........................................................    (33,000)          -
            Proceeds from issuance of long-term debt .............................................     33,000           -
            Net borrowings (repayments) of short-term debt........................................     30,000      (1,000)
            Dividends paid on common stock .......................................................     (8,511)     (8,511)
            Debt issuance costs ..................................................................        (20)        (21)
                                                                                                     --------    --------

            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................................     21,469      (9,532)
                                                                                                     --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..........................................................     (1,467)    (10,502)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ....................................................     24,121      49,410
                                                                                                     --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ........................................................   $ 22,654    $ 38,908
                                                                                                     ========    ========

Supplemental Disclosure of Cash Flow Information and Non Cash Investing Activities

            Interest paid ........................................................................   $  9,090    $  7,621

            Federal and State income tax paid ....................................................   $     58    $    138

            Additions to plant included in accounts payable ......................................   $  1,205    $  1,129



                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                                 For the 3 Months Ended March 31,
                                                                                         2007         2006
                                                                                       ---------    ---------
                                                                                       (Thousands of Dollars)
Operating Revenues
  Electric .........................................................................   $ 151,675    $ 136,047
  Natural gas ......................................................................      64,191       70,809
                                                                                       ---------    ---------
      Total Operating Revenues .....................................................     215,866      206,856
                                                                                       ---------    ---------
Operating Expenses
  Operation:
    Purchased electricity and fuel used in electric generation .....................      93,217       85,840
    Purchased natural gas ..........................................................      43,336       51,727
    Other expenses of operation ....................................................      37,649       28,495
  Depreciation and amortization ....................................................       7,286        7,455
  Taxes, other than income tax .....................................................       8,334        7,527
                                                                                       ---------    ---------
      Total Operating Expenses................................................., ...     189,822      181,044
                                                                                       ---------    ---------

Operating Income ...................................................................      26,044       25,812
                                                                                       ---------    ---------

Other Income and Deductions
  Interest on regulatory assets and other interest income ..........................       1,541        1,929
  Other - net ......................................................................        (345)        (119)
                                                                                       ---------    ---------
      Total Other Income............................................................       1,196        1,810
                                                                                       ---------    ---------
Interest Charges
  Interest on long-term debt .......................................................       4,492        3,953
  Interest on regulatory liabilities and other interest ............................         949        1,038
                                                                                       ---------    ---------
      Total Interest Charges........................................................       5,441        4,991
                                                                                       ---------    ---------

Income before income taxes .........................................................      21,799       22,631

Income taxes .......................................................................       8,428        9,578
                                                                                       ---------    ---------

Net Income .........................................................................      13,371       13,053

Dividends Declared on Cumulative Preferred Stock ...................................         242          242
                                                                                       ---------    ---------

Income Available for Common Stock ..................................................   $  13,129    $  12,811
                                                                                       =========    =========



                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                               For the 3 Months Ended March 31,
                                                     2007            2006
                                                   -------          -------
                                                   (Thousands of Dollars)

Net Income ..............................          $13,371          $13,053

Other Comprehensive Income ..............                -                -
                                                   -------          -------

Comprehensive Income ....................          $13,371          $13,053
                                                   =======          =======





                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                         March 31,     December 31,      March 31,
                                                                                           2007            2006            2006
                                                                                        ----------      ----------      ----------
                                                                                                  (Thousands of Dollars)
                                    ASSETS
Utility Plant
       Electric ..................................................................      $  774,857      $  768,808      $  742,799
       Natural gas ...............................................................         240,683         239,317         227,360
       Common ....................................................................         114,232         112,426         108,009
                                                                                        ----------      ----------      ----------
                                                                                         1,129,772       1,120,551       1,078,168

       Less:  Accumulated depreciation ...........................................         351,477         344,540         338,414
                                                                                        ----------      ----------      ----------
                                                                                           778,295         776,011         739,754

       Construction work in progress .............................................          59,208          51,041          45,929
                                                                                        ----------      ----------      ----------
               Net Utility Plant .................................................         837,503         827,052         785,683
                                                                                        ----------      ----------      ----------
Other Property and Plant - net ...................................................             427             434             723
                                                                                        ----------      ----------      ----------
Current Assets
       Cash and cash equivalents .................................................           4,875           1,710           3,233
       Accounts receivable -
             net of allowance for doubtful accounts of $3.6 million,
             $3.8 million, and $3.7 million, respectively ........................          73,367          48,611          65,239
       Accrued unbilled utility revenues .........................................           9,995           9,772           8,444
       Other receivables .........................................................           2,947           3,034           2,376
       Fuel, materials and supplies - at average cost ............................          15,866          22,804          23,278
       Regulatory assets .........................................................          34,149          31,332          20,156
       Fair value of derivative instruments ......................................               -               -              61
       Prepaid income taxes ......................................................               -          10,477               -
       Special deposits and prepayments ..........................................          22,525          21,009          18,533
       Accumulated deferred income tax ...........................................           3,161           4,600          13,217
                                                                                        ----------      ----------      ----------
                Total Current Assets .............................................         166,885         153,349         154,537
                                                                                        ----------      ----------      ----------
Deferred Charges and Other Assets
       Regulatory assets - related to pension plan costs .........................          95,050          99,281         109,235
       Regulatory assets - related to OPEB costs .................................          34,386          36,392          13,032
       Intangible asset - pension plan ...........................................               -               -          20,217
       Regulatory assets .........................................................          83,236          83,102          45,243
       Unamortized debt expense ..................................................           3,967           4,041           3,899
       Other .....................................................................          13,133          12,172          12,080
                                                                                        ----------      ----------      ----------
                Total Deferred Charges and Other Assets ..........................         229,772         234,988         203,706
                                                                                        ----------      ----------      ----------

                          TOTAL ASSETS ...........................................      $1,234,587      $1,215,823      $1,144,649
                                                                                        ==========      ==========      ==========




                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                 March 31,         December 31,         March 31,
                                                                                   2007               2006                2006
                                                                                -----------        -----------        -----------
                                                                                              (Thousands of Dollars)

                        CAPITALIZATION AND LIABILITIES

Capitalization
        Common Stock Equity:
             Common stock, 30,000,000 shares authorized;
               16,862,087 shares issued ($5 par value) ..................       $    84,311        $    84,311        $    84,311
        Paid-in capital .................................................           174,980            174,980            174,980
        Retained earnings ...............................................            81,839             68,710             56,121
        Capital stock expense ...........................................            (4,961)            (4,961)            (4,961)
                                                                                -----------        -----------        -----------
                Total Common Shareholder's Equity .......................           336,169            323,040            310,451
                                                                                -----------        -----------        -----------

        Cumulative Preferred Stock
             Not subject to mandatory redemption ........................            21,027             21,027             21,027

        Long-term debt ..................................................           370,889            337,889            310,886
                                                                                -----------        -----------        -----------
                Total Capitalization ....................................           728,085            681,956            642,364
                                                                                -----------        -----------        -----------

Current Liabilities
        Current maturities of long-term debt ............................                 -             33,000             33,000
        Notes payable ...................................................            43,000             13,000             29,000
        Accounts payable ................................................            22,994             32,418             31,209
        Accrued interest ................................................             2,512              5,645              2,697
        Dividends payable - preferred stock .............................               242                242                242
        Accrued vacation and payroll ....................................             5,024              4,682              4,632
        Customer advances ...............................................             5,600             15,907                  -
        Customer deposits ...............................................             7,863              7,811              6,959
        Regulatory liabilities ..........................................            18,612             21,651              3,200
        Fair value of derivative instruments ............................               180              2,971                  -
        Accrued income taxes ............................................             4,632                  -             10,306
        Accrued environmental remediation costs .........................             2,400              3,400                  -
        Other ...........................................................             7,463              8,884              5,704
                                                                                -----------        -----------        -----------
                Total Current Liabilities ...............................           120,522            149,611            126,949
                                                                                -----------        -----------        -----------

Deferred Credits and Other Liabilities
        Regulatory liabilities ..........................................           106,745            107,796            152,395
        Operating reserves ..............................................             3,883              3,936              5,319
        Accrued environmental remediation costs .........................            15,514             15,457             19,500
        Accrued OPEB costs ..............................................            69,479             68,818             27,639
        Accrued pension costs ...........................................            48,073             47,299             28,347
        Other ...........................................................            12,640             11,802             11,343
                                                                                -----------        -----------        -----------
                Total Deferred Credits and Other Liabilities ............           256,334            255,108            244,543
                                                                                -----------        -----------        -----------

Accumulated Deferred Income Tax .........................................           129,646            129,148            130,793
                                                                                -----------        -----------        -----------

Commitments and  Contingencies (Note 11)

                TOTAL CAPITALIZATION AND LIABILITIES ....................       $ 1,234,587        $ 1,215,823        $ 1,144,649
                                                                                ===========        ===========        ===========



                 See Notes to Consolidated Financial Statements

                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                For the 3 Months Ended
                                                                                                      March 31,
                                                                                                   2007         2006
                                                                                                 --------      --------
                                                                                                 (Thousands of Dollars)
OPERATING ACTIVITIES:

      Net Income ...........................................................................     $ 13,371      $ 13,053

            Adjustments to reconcile net income to net
                cash provided by (used in) operating activities:
                     Depreciation and amortization .........................................        7,286         7,455
                     Deferred income taxes - net ...........................................        2,238          (174)
                     Provision for uncollectibles ..........................................        1,030         1,366
                     Accrued/deferred pension costs ........................................        3,725        (3,858)
                     Gain on sale of property and plant ....................................         (168)            -

            Changes in operating assets and liabilities - net:
                     Accounts receivable, unbilled revenues and other receivables ..........      (25,922)          606
                     Fuel, materials and supplies ..........................................        6,938           133
                     Special deposits and prepayments ......................................       (1,516)       (2,365)
                     Accounts payable ......................................................       (6,371)       (9,675)
                     Accrued taxes and interest ............................................       11,976         7,523
                     Accrued OPEB costs ....................................................        2,247         2,694
                     Customer advances .....................................................      (10,307)       (4,774)
                     Regulatory liability-rate moderation ..................................       (6,447)            -
                     Deferred natural gas and electric costs ...............................       (4,501)       10,734
                     Customer benefit fund .................................................            -        (2,474)
                     Other - net ...........................................................          170        (7,811)
                                                                                                 --------      --------

            NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ............................       (6,251)       12,433
                                                                                                 --------      --------

INVESTING ACTIVITIES:

            Proceeds from sale of property and plant .......................................          174             -
            Additions to plant .............................................................      (20,505)      (11,986)
            Other - net ....................................................................            9          (183)
                                                                                                 --------      --------

            NET CASH USED IN INVESTING ACTIVITIES ..........................................      (20,322)      (12,169)
                                                                                                 --------      --------

FINANCING ACTIVITIES:

            Redemption of long-term debt ...................................................      (33,000)            -
            Proceeds from issuance of long-term debt .......................................       33,000             -
            Net borrowings (repayments) of short-term debt .................................       30,000        (1,000)
            Dividends paid on cumulative preferred stock ...................................         (242)         (242)
            Debt issuance costs ............................................................          (20)          (21)
                                                                                                 --------      --------

            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............................       29,738        (1,263)
                                                                                                 --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................................        3,165          (999)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ..............................................        1,710         4,232
                                                                                                 --------      --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..................................................     $  4,875      $  3,233
                                                                                                 ========      ========

Supplemental Disclosure of Cash Flow Information and Non Cash Investing Activities

            Interest paid ..................................................................     $  8,107      $  6,733
            Federal and State income tax paid ..............................................     $      -      $     30
            Additions to plant included in Accounts Payable ................................     $  1,179      $  1,129



                 See Notes to Consolidated Financial Statements

                              CH ENERGY GROUP, INC.
                    CENTRAL HUDSON GAS & ELECTRIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("CH Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson"). The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson. CH Energy Group's Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group's non-utility subsidiary, Central Hudson Enterprises Corporation ("CHEC" and, together with its subsidiaries, the "competitive business subsidiaries"). CHEC subsidiary Griffith Energy Services, Inc. ("Griffith") is sometimes referred to herein as the "fuel distribution business." CHEC subsidiary Lyonsdale Biomass, LLC ("Lyonsdale") operating results are consolidated in the financial statements of CH Energy Group. The minority interest shown on CH Energy Group's Consolidated Financial Statements represents the minority owner's proportionate share of the income and equity of Lyonsdale.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying Consolidated Financial Statements of CH Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2006 (the "Corporations' 10-K Annual Report").

         CH Energy Group's and Central Hudson's balance sheets as of March 31, 2006, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

CASH AND CASH EQUIVALENTS

         For purposes of the Consolidated Statement of Cash Flows, CH Energy Group and Central Hudson consider temporary cash investments with a maturity, when purchased, of three months or less to be cash equivalents.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

CENTRAL HUDSON

         Reference is made to the caption "Accounting for Derivative Instruments and Hedging Activities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. At March 31, 2007, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases was an unrealized loss of ($0.2) million. This compares to a fair value at December 31, 2006, of ($3.0) million, a net unrealized loss, and a fair value of $61,000 at March 31, 2006, a net unrealized gain. Central Hudson recorded actual net losses of ($3.4) million on such hedging activities for the quarter ended March 31, 2007, as compared to a net loss of ($4.2) million for the same period in 2006.

         Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs and are deferred for return to or recovery from customers under Central Hudson's electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission ("PSC") and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 71, titled ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION ("SFAS 71"). Central Hudson also entered into weather derivative contracts to hedge the effect of weather on sales of electricity and natural gas for February and March of the heating season ended March 31, 2007, and for the three months of the heating season ended March 31, 2006. Under the terms of these weather-hedging contracts, no settlement payments were made to or from counter parties for either of the periods covered.

GRIFFITH

         The fair value of Griffith's open derivative positions at March 31, 2007, and 2006, was not material. The fair value of derivative instruments at December 31, 2006, was a net unrealized loss of ($0.6) million. Derivatives outstanding at March 31, 2007, included call and put options designated as cash flow hedges for fuel oil purchases through June 2007. In the first quarter of 2007, Griffith also entered into derivative contracts to hedge a portion (336,000 gallons) of firm delivery contract volumes assumed from acquired companies for the months of March, April and June 2007. These derivative instruments, comprised of calendar average New York Mercantile Exchange ("NYMEX") swaps, were designated as fair value hedges and the fair value of open positions at March 31, 2007, was not material. The hedged gallons for all open positions represent approximately 13.1% of Griffith's total projected fuel oil requirements for the months of April through June 2007. A total actual net loss was recorded during the three months ended March 31, 2007, including premium expense, in the amount of ($0.6) million. A net loss was also recorded during the same period in 2006 that was not material.

          Griffith entered into weather derivative contracts for selected months of the heating season ended March 31, 2007, and due to weather that was colder than the contractual strike point paid $0.9 million to the related counter party. The settlement amount for the weather-hedging contract covering the three-month period ended March 31, 2006, was not material.

PARENTAL GUARANTEES

         CH Energy Group and CHEC have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes. Reference is made to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the captions "Parental Guarantees" and "Product Warranties."

         The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges. At March 31, 2007, the aggregate amount of subsidiary obligations covered by these guarantees was $7.2 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group's Consolidated Balance Sheet. CH Energy Group's approximate aggregate potential liability for product warranties at March 31, 2007, had not changed from that reported at December 31, 2006, which was $64,000. CH Energy Group's approximate aggregate potential liability for product warranties at March 31, 2006, which had not changed from that reported at December 31, 2005, was $101,000.

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

         Financial Accounting Standards Board ("FASB") SFAS No. 143, titled ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $45.3 million, $44.6 million, and $94.1 million of net cost of removal as regulatory liabilities as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively. The amount of this liability as of December 31, 2006, was reduced by the transfer of $52.5 million of excess electric depreciation reserve pursuant to the Order Establishing Rate Plan ("2006 Order") issued to Central Hudson by the PSC on July 24, 2006. For further information, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Depreciation and Amortization" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

         For financial statement purposes, both Griffith and Lyonsdale have depreciation provisions that are computed on the straight-line method using depreciation rates based on the estimated useful lives of depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

         Accumulated depreciation for Griffith was $18 million, $17.3 million, and $15.3 million as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively.

         Accumulated depreciation for Lyonsdale was $0.8 million and $0.6 million as of March 31, 2007 and December 31, 2006, respectively.

         Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset's expected useful life. See Note 5 - "Goodwill and Other Intangible Assets" for further discussion.

EARNINGS PER SHARE

         Reference is made to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the caption "Earnings Per Share."

         In the calculation of earnings per share (basic and diluted) of CH Energy Group's common stock ("Common Stock"), earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of CH Energy Group's stock options and performance shares was 28,092 shares and 14,971 shares for the quarters ended March 31, 2007, and 2006, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented. Excluded from the calculation were options for 35,700 shares for the three-month period ended March 31, 2006. For the first quarter of 2007, there are no stock options excluded from the calculation. For additional information regarding stock options and performance shares, see Note 10 - "Equity-Based Compensation Incentive Plans."

EQUITY-BASED COMPENSATION

         CH Energy Group has an equity-based employee compensation plan that is described in Note 10 - "Equity-Based Compensation Incentive Plans."

FIN 46R - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         Reference is made to the subcaption "FIN 46 - Consolidation of Variable Interest Entities" of Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report. CH Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any variable interest entities that currently require consolidation under the provisions of FIN 46R.

INCOME TAX

         On April 9, 2007, New York State enacted its' 2007 - 2008 budget, which included amendments to the state income tax. Those amendments included a reduction in the Corporate Net Income Tax Rate to 7.1% from 7.5%, as well as the adoption of a single sales factor for apportioning taxable income to New York State. Both amendments are effective January 1, 2007. CH Energy Group and Central Hudson are evaluating the effects of the amendments, but believe they will not be material to 2007 results.

RECLASSIFICATION

         Certain amounts in the 2006 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.

NOTE 2 - REGULATORY MATTERS

         Reference is made to Note 2 - "Regulatory Matters" under captions "Expiring Rate Proceedings - Electric and Natural Gas" and "New Rate Proceedings
- Electric and Natural Gas" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

NON-UTILITY LAND SALES

CENTRAL HUDSON

         During the three months ended March 31, 2007, Central Hudson sold one parcel of non-utility real property for $0.2 million in excess of book value and transaction costs, which is recorded as a reduction to Other Expenses of Operation-regulated activities.

NOTE 3 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

          Reference is made to the captions "New Accounting Standards and Other FASB Projects - Standards Implemented" and "New Accounting Standards and Other FASB Projects - Standards to be Implemented" of Note 1 - "Summary of Significant Accounting Policies" to the Financial Statements of the Corporations' 10-K Annual Report.

         New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.


----------------------------------------------------------------------------------------------------------------------------------
IMPACT*        STATUS         CATEGORY            REFERENCE              TITLE                         ISSUED DATE  EFFECTIVE DATE
----------------------------------------------------------------------------------------------------------------------------------
   1     Under Assessment    Fair Value          SFAS 157         Fair Value Measurement                  Sep-06          Jan-08
----------------------------------------------------------------------------------------------------------------------------------
   1     Under Assessment    Fair Value          SFAS 159         Establishing the Fair Value             Feb-07          Jan-08
                                                                  Option for Financial Assets and
                                                                  Liabilities
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
   2     Recognition of      Pension,            SFAS 158         Employers' Accounting for               Sep-06          Dec-06
         Funded Status       Postretirement                       Defined Benefit Pension and
         Implemented                                              Other Postretirement Plans
----------------------------------------------------------------------------------------------------------------------------------
   2     Implemented         Taxes               FIN 48           Accounting for Uncertainty in           Jul-06          Jan-07
                                                                  Income Taxes - an Interpretation
                                                                  of FASB Statement No. 109
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
   3     Not Currently       Derivatives         Statement 133    Embedded Derivatives:                   Dec-06          Jan-07
         Applicable                              Issue B40        Application of Paragraph 13 (b)
                                                                  to Securitized Interests in
                                                                  Prepayable Financial Assets
----------------------------------------------------------------------------------------------------------------------------------
   3     Not Currently       Financial           SFAS 155         Accounting for Certain Hybrid           Feb-06          Jan-07
         Applicable          Instruments                          Financial Instruments, an
                                                                  Amendment of FASB Statements No.
                                                                  133 and 140
----------------------------------------------------------------------------------------------------------------------------------
   3     Not Currently       Financial Assets    SFAS No. 156     Accounting for Servicing of             Mar-06          Jan-07
         Applicable                                               Financial Assets
----------------------------------------------------------------------------------------------------------------------------------
   3     Not Currently       Derivatives         Statement 133    Cash Flow Hedges:  Hedging              Dec-06          Apr-07
         Applicable                              Issue G26        Interest Cash Flows on
                                                                  Variable-Rate Assets and
                                                                  Liabilities that are not Based
                                                                  on a Benchmark Rate
----------------------------------------------------------------------------------------------------------------------------------


*IMPACT KEY:
1 - No significant impact on the financial condition, results of operations or cash flows of CH Energy Group and its subsidiaries expected.
2 - Following the chart, the impacts are separately disclosed as of standard effective dates.
3 - No current impact on the financial condition, results of operations or cash flows of CH Energy Group and its subsidiaries.

STANDARDS UNDER ASSESSMENT

         SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement.

         SFAS 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The election is made on an instrument-by-instrument basis, and once made is irrevocable. Eligible instruments include written loan commitments, rights and obligations under insurance contracts and warranties that are not financial instruments and firm commitments that would otherwise not be recognized at inception and that involve only financial instruments. The Statement requires that entities report in earnings unrealized gains and losses on items for which the fair value option has been elected, and recognize upfront costs and fees related to those items in earnings as incurred, and not deferred.

STANDARDS IMPLEMENTED

         SFAS 158 requires an employer that sponsors a defined benefit pension and other post-retirement plans to report the current economic status (i.e., the overfunded or underfunded status) of the plan in its statement of financial position by measuring plan assets and benefit obligations on the same date as the employer's assets and liabilities. SFAS 158 became effective for fiscal years ending after December 15, 2006, with an exception for the provision to change the measurement date, which is effective and will be implemented for fiscal years ending after December 15, 2008. Reference is made to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report under the caption "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."

         FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement methodology for tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, and disclosure and transition issues. Only tax positions that are more likely than not to be successful may be recognized. No adjustment to the opening balance of retained earnings was recorded upon CH Energy Group's adoption of FIN 48 in January 2007. Due to no uncertain tax positions, no interest or penalties have been recorded in the financial statements. If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line "Other" liabilities on the Consolidated Balance Sheet and on the line "Other - net" on the Consolidated Statement of Income. CH Energy Group and its subsidiaries file a consolidated federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group. The statute of limitations for federal tax years 2004 through 2006 are still open for audit. The New York State income tax return is currently open for audit for tax years 2002 through 2006, and tax years 2002 through 2004 are currently under audit.

NOTE 4 - ACQUISITIONS AND INVESTMENTS

         Reference is made to Note 4 - "Acquisitions and Investments" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

ACQUISITIONS

         During the first quarter of 2007, Griffith acquired fuel distribution companies as follows:


-----------------  ------------   ----------------------   -----------------------   ---------------   ---------------
                                      (in Millions)            (in Millions)          (in Millions)     (in Millions)

                       # of                                                                                 Total
     Period          Acquired                                      Total                                   Tangible
     as of           Companies       Purchase Price        Intangible Assets((1))        Goodwill        Assets((2))
-----------------  ------------   ----------------------   -----------------------   ---------------   ---------------
 March 31, 2007          3                $11.3                   $9.5                   $4.4              $1.8
-----------------  ------------   ----------------------   -----------------------   ---------------   ---------------


(1) Including goodwill.

(2) Total tangible assets include $1.2 million in liquid petroleum and spare parts inventory, and $0.6 million in vehicles.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Reference is made to Note 5 - "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

         Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.6 million. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Annually in the fourth quarter, Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.

         The components of amortizable intangible assets of CH Energy Group are summarized as follows (thousands of dollars):


-----------------------------------------------------------------------------------------------------------------------
                                        March 31, 2007             December 31, 2006             March 31, 2006
-----------------------------------------------------------------------------------------------------------------------
                                      Gross                       Gross                       Gross
                                    Carrying   Accumulated      Carrying    Accumulated      Carrying    Accumulated
                                     Amount    Amortization      Amount     Amortization       Amount    Amortization
-----------------------------------------------------------------------------------------------------------------------
Customer Lists                       $47,515        $16,259       $42,479        $15,508      $40,578        $13,429
-----------------------------------------------------------------------------------------------------------------------
Covenants Not to Compete               1,410            816         1,350            771        1,699          1,038
-----------------------------------------------------------------------------------------------------------------------
Total Amortizable Intangibles        $48,925        $17,075       $43,829        $16,279      $42,277        $14,467
-----------------------------------------------------------------------------------------------------------------------


         Amortization expense was $0.8 million and $0.7 million for each of the three-month periods ended March 31, 2007, and 2006, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $3.3 million.

         The carrying amount for goodwill not subject to amortization was $57.2 million as of March 31, 2007, $52.8 million as of December 31, 2006, and $51.5 million as of March 31, 2006.

NOTE 6 - SHORT-TERM INVESTMENTS

         CH Energy Group's short-term investments consist of Auction Rate Securities ("ARS") and Variable Rate Demand Notes ("VRDN"), which have been classified as current available-for-sale securities pursuant to the provisions of SFAS No. 115, titled Accounting for Certain Investments in Debt and Equity Securities. ARS and VRDN are debt instruments with a long-term nominal maturity and a mechanism that resets the interest rate at regular intervals. CH Energy Group's investments include tax-exempt ARS and VRDN with interest rates that are reset anywhere from 7 to 35 days. These investments are available to fund current operations or to provide funding in accordance with CH Energy Group's strategy to redeploy equity into its subsidiaries. Due to the nature of these securities with regard to their interest rate reset periods, the aggregate carrying value approximates their fair value; as such, it does not impact shareholders' equity with regard to unrealized gains and losses. The aggregate fair value of these short-term investments was $30.5 million at March 31, 2007, $42.6 million at December 31, 2006, and $39.6 million at March 31, 2006. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in CH Energy Group's Consolidated Statement of Cash Flows.

NOTE 7 - FUEL, MATERIALS AND SUPPLIES

         Fuel, materials, and supplies for CH Energy Group includes the following:

COMPANY                                  VALUATION METHOD
Central Hudson                           Average cost
Griffith                                 FIFO
Lyonsdale                                Weighted average cost

         The following is a summary of CH Energy Group's and Central Hudson's fuel, and materials and supplies at March 31, 2007, December 31, 2006, and March 31, 2006:

                                                      CH ENERGY GROUP
--------------------------------------------------------------------------------
                                          March 31,    December 31,    March 31,
                                            2007          2006           2006
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------
Natural Gas                               $ 8,528         $15,640       $16,404
--------------------------------------------------------------------------------
Petroleum Products and Propane              3,672           3,680         4,954
--------------------------------------------------------------------------------
Fuel Used In Electric Generation              617             393           262
--------------------------------------------------------------------------------
Materials and Supplies                      9,073           8,217         7,756
--------------------------------------------------------------------------------
Total                                     $21,890         $27,930       $29,376
--------------------------------------------------------------------------------

                                                      CENTRAL HUDSON
--------------------------------------------------------------------------------
                                          March 31,    December 31,    March 31,
                                            2007          2006           2006
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------
Natural Gas                               $ 8,528         $15,640       $16,404
--------------------------------------------------------------------------------
Petroleum Products and Propane                385             493           478
--------------------------------------------------------------------------------
Fuel Used In Electric Generation              229             233           262
--------------------------------------------------------------------------------
Materials and Supplies                      6,724           6,438         6,134
--------------------------------------------------------------------------------
Total                                     $15,866         $22,804       $23,278
--------------------------------------------------------------------------------


NOTE 8 - LONG-TERM DEBT

         Reference is made to Note 8 - "Capitalization - Long-term Debt" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

         On March 23, 2007, Central Hudson issued $33 million of 30-year 5.80% Series F notes. The proceeds were used to redeem maturing debt. On March 28, 2007, Central Hudson redeemed at maturity $33 million of 5-year 5.87% Series D notes.

NOTE 9 - POST-EMPLOYMENT BENEFITS

         The following are the components of Central Hudson's net periodic benefits costs for its pension and OPEB plans for the quarters ended March 31, 2007, and 2006. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of FSP 106-2, titled ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003.


                                                                    Quarter Ended March 31,
                                                       Pension Benefits                          OPEB
                                                   -------------------------           -------------------------
                                                     2007             2006               2007              2006
                                                         (In Thousands)                      (In Thousands)
                                                   -------------------------           -------------------------
Service cost                                       $ 1,977           $ 1,985           $   914           $ 1,070

Interest cost                                        5,928             5,577             2,078             2,258

Expected return on plan assets                      (6,999)           (6,709)           (1,584)           (1,433)

Amortization of:
     Prior service cost                                494               542              (314)             (314)
     Transitional (asset) or obligation                  -                 -               641               641

Recognized actuarial (gain) or loss                  3,344             3,240             1,259             1,848
                                                   -------           -------           -------           -------

Net periodic benefit cost                          $ 4,744           $ 4,635           $ 2,994           $ 4,070
                                                   =======           =======           =======           =======



         Decisions to fund Central Hudson's pension plan (the "Retirement Plan") are based on several factors including the value of plan assets relative to plan liabilities, legislative requirements, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations. Central Hudson is currently reviewing the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods.

         Employer contributions for OPEB totaled $0.9 million and $1.2 million during the three months ended March 31, 2007 and 2006, respectively. The total contribution for the 2006 plan year was $4.9 million including a $1.7 million contribution funded in April of 2007. The determination of future funding depends on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, annual funding for the 2007 plan year is expected to approximate the 2006 amount.

         For additional information related to pensions and OPEB, please see
Note 9 - "Post-Employment Benefits" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

NOTE 10 - EQUITY-BASED COMPENSATION INCENTIVE PLANS

         Reference is made to Note 10 - "Equity-Based Compensation Incentive Plans" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report, to the description of CH Energy Group's Long-Term Performance-Based Incentive Plan (the "2000 Plan"), and to the description of CH Energy Group's Long-Term Equity Incentive Plan (the "2006 Plan") described therein.

         A summary of the status of performance shares granted to executives under the 2000 Plan and 2006 Plan as of March 31, 2007, is as follows:


----------------------------------------------------------------------------------------
                                          Performance Shares      Performance Shares
     Plan              Grant Date              Granted           Outstanding at 3/31/07
----------------------------------------------------------------------------------------
   2000 Plan         March 24, 2005             23,000                  23,000
----------------------------------------------------------------------------------------
   2006 Plan         April 25, 2006             20,710                  20,710
----------------------------------------------------------------------------------------
   2006 Plan        January 25, 2007            20,920                  20,920
----------------------------------------------------------------------------------------

         The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award.

---------------------------------------------------------------------------
         Description              Quarter ended        Quarter ended
                                  March 31, 2007       March 31, 2006
---------------------------------------------------------------------------
Performance shares -
compensation expense                 $287,000             $144,000
---------------------------------------------------------------------------
Stock options
---------------------------------------------------------------------------
     Compensation expense          Not material          Not material
---------------------------------------------------------------------------
     Balance accrued on
     outstanding options             $115,000             $204,000
---------------------------------------------------------------------------
     Intrinsic value of
     outstanding options           Not material          Not material
---------------------------------------------------------------------------

         A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan as of March 31, 2007, is as follows:



                                                 Weighted      Weighted
                                                 Average       Average
                                 Stock Option    Exercise     Remaining
                                    Shares        Price     Life in Years
                                 ------------    --------   --------------
Outstanding at 12/31/06              45,260       $45.87         4.82
             Granted                   --           --            --
             Exercised              (4,780)       $44.23
             Expired/Cancelled         --           --            --
                                 ------------    --------   --------------
Outstanding at 3/31/07               40,480       $46.06         4.66
                                 ============    ========   ==============

Total Shares Outstanding           15,762,000
Potential Dilution                    0.3%

         A total of 4,780 non-qualified stock options with exercise prices of $44.06 and $48.62 were exercised during the three months ended March 31, 2007. Total intrinsic value of options exercised was not material.

         The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2007, by exercise price:


                   Number of     Weighted Average      Number of          Number of
                    Options          Remaining          Options            Options
 Exercise Price   Outstanding      Life in Years      Exercisable     Remaining to Vest
 --------------   -----------      -------------      -----------     -----------------
    $31.94              320             2.75                320              ---
    $44.06           21,560             3.75             21,560              ---
    $48.62           18,600             5.75             15,495             3,105
                     ------             ----             ------             -----
                     40,480             4.66             37,375             3,105


NOTE 11 - COMMITMENTS AND CONTINGENCIES

ELECTRICITY PURCHASE COMMITMENTS

         Reference is made to Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report, to the caption "Electric Purchase Commitments."

         On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2 LLC and Entergy Nuclear lndian Point 3 LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005, to and including December 31, 2007. On March 6, 2007, Central Hudson entered into new agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008, through December 31, 2010.

CONTINGENCIES

         CH Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 11 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and to which reference is made.

CITY OF POUGHKEEPSIE

         On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced in New York State Supreme Court, County of Dutchess, by approximately 24 plaintiffs against Central Hudson and other defendants, each lawsuit alleging that Central Hudson supplied the Taylor Avenue residence with natural gas service for cooking purposes at the time of the fire. The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of such natural gas. The suits seek an aggregate of $528 million in compensatory damages for alleged property damage, personal injuries, wrongful death, and loss of consortium or services. Central Hudson has notified its insurance carrier, has denied liability, and is defending the lawsuits. Based on information known to Central Hudson at this time, including information from ongoing discovery proceedings in the lawsuits, Central Hudson believes that the likelihood it will have a liability in these lawsuits is remote.

ENVIRONMENTAL MATTERS

CENTRAL HUDSON:

         AIR

         In October 1999, Central Hudson was informed by the New York State Attorney General ("Attorney General") that the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") was included in an investigation by the Attorney General's Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson "may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits." As part of this investigation, Central Hudson has received several requests for information from the Attorney General, the New York State Department of Environmental Conservation ("DEC"), and the United States Environmental Protection Agency ("EPA") seeking information about the operation and maintenance of the Danskammer Plant during the period from 1980 to 2000, including specific information regarding approximately 45 projects conducted during that period. In March 2000, the EPA assumed responsibility for the investigation. Central Hudson has completed its production of documents in connection with the information requests, and believes any permits required for these projects were obtained in a timely manner. Notwithstanding Central Hudson's sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability depending on the type of remedy, if any, imposed in connection with this matter. Central Hudson presently has insufficient information with which to predict the outcome of this matter.

         FORMER MANUFACTURED GAS PLANT FACILITIES

         Like most late 19th and early 20th century utilities in the northeastern United States, Central Hudson and its predecessors owned and operated manufactured gas plants ("MGPs") to serve their customers' heating and lighting needs. MGPs manufactured gas from coal and oil; this process produced certain by-products that may pose risks to human health and the environment.

         The DEC, which regulates the timing and extent of remediation of MGP sites, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central Hudson's franchise territory. The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement. The DEC has placed five of these sites on the New York State Environmental Site Remediation Database. A number of the eight sites are now owned by third parties and have been redeveloped for other uses.

         Central Hudson spent approximately $1.0 million during the three months ended March 31, 2007, related to site remediation. In addition, Central Hudson has developed estimates of the potential remediation costs for four of the eight identified MGP sites indicating that the total costs could exceed $125 million over the next 30 years. These estimates were based on DEC-approved remediation plans for two sites, and conceptual plans for the other two sites. The cost estimates involve assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and are based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. These cost estimates also assume that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC approval.

         Prior to 2007, Central Hudson recorded a $19.5 million estimated liability regarding two of the four sites for which it has estimated future costs. This amount represented the low end of the range of cost estimates for these two sites since no amount within the range was considered to be most likely. As of March 31, 2007, $17.9 million of this estimated liability has not been spent; $2.4 million of this estimated liability is expected to be spent in the remainder of 2007.

         Nothing has been accrued in connection with the other two sites for which Central Hudson has estimated future costs because, absent DEC-approved remediation plans, management cannot estimate what cost, if any, will be incurred. The portion of the $125 million referenced above related to these two sites is approximately $88 million.

         Central Hudson has performed limited site investigations with respect to the remaining four of the eight identified MGP sites and does not have sufficient information to estimate their potential remediation costs. For two sites, Central Hudson estimates that it will be at least 2-3 years before sufficient data has been obtained to estimate the potential remediation costs. For the other two of these four sites Central Hudson now believes it has no liability. For one of them, records show that Central Hudson did not own or operate the site, and testing performed at the second site has not revealed any data to indicate remediation is required. Central Hudson has submitted its findings on these two sites to the DEC and is awaiting the DEC's response.

         Central Hudson has become aware of information contained in a DEC Internet website indicating that, in addition to the eight sites referenced above, Central Hudson is attributed with responsibility for three additional MGP sites. Central Hudson does not believe that it ever owned one of these three additional sites, and it believes that another of the identified locations was never an MGP site. Central Hudson has provided the DEC with this information about the two sites but it has not yet received a formal response. With respect to the third site, Central Hudson has provided the DEC with information that it believes demonstrates Central Hudson has no responsibility for the site, and Central Hudson is awaiting the DEC's response.

         Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson's current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through insurance and/or rates.

         Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities. Certain of these insurers have denied coverage. Furthermore, Central Hudson is permitted pursuant to the 2006 Order to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.

         LITTLE BRITAIN ROAD

         In December 1977, Central Hudson purchased property at 4610 Little Britain Road, New Windsor, New York. In June 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment ("PSA") of the site. In February 1995, the DEC issued an Order on Consent in which Central Hudson agreed to conduct the PSA. In November 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (VCA) that called for remediation of soil contamination. Subsequently, Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time. Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria. In late 2005, Central Hudson installed a deep groundwater well and sampled the well in early 2006. Levels of contaminants exceeding DEC criteria were reported. In July and August 2006, Central Hudson, with DEC approval, installed three additional deep groundwater wells. These, and other site monitoring wells were sampled as part of the ongoing monitoring program in August and December 2006 and showed that DEC criteria are still being exceeded in several of the wells on-site, including the new deep wells. A report on the results of the August and December sampling events was submitted to the DEC. The DEC has responded with a request for a plan to address the situation. It has not been determined if groundwater remediation will be required, or if Central Hudson will be responsible for any such remediation. At this time, Central Hudson does not have sufficient information to estimate potential remediation costs. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this matter.

         ORANGE COUNTY LANDFILL

          In June 2000, the DEC sent a letter to Central Hudson requesting that it provide information about disposal of wastes at the Orange County Landfill ("Orange County Site") located in the Township of Goshen, New York.

         The DEC stated that its records indicate that Central Hudson, or a predecessor entity, disposed, or may have disposed of, wastes at the Orange County Site or that Central Hudson transported wastes to the Orange County Site for disposal.

         Documents submitted by Central Hudson in response to the DEC's request indicate that at least three shipments of wastes may have been disposed of by Central Hudson at the Orange County Site: one of construction waste, one of office and commercial waste, and one of asbestos waste. Central Hudson entered into a Tolling Agreement (i.e., an agreement extending the applicable statute of limitations) dated September 7, 2001, with the DEC and other state agencies whereby Central Hudson agreed to toll the applicable statute of limitations by the state agencies against Central Hudson for certain alleged causes of action until February 28, 2002. The tolling agreement, through a series of sequential agreements, was extended to January 31, 2007.

         On January 31, 2007, the New York State Attorney General filed a compIaint and simultaneously proposed a settlement on consent in federal court in New York City. If approved by the court, the settlement will require Central Hudson to pay approximately $123,000 to resolve the State's claims, and will provide contribution protection to Central Hudson. Central Hudson cannot predict what action the court may take on the proposed settlement.

         Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this investigation at this time.

         NEWBURGH CONSOLIDATED IRON WORKS

         By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. ("Consolidated Iron"), a Superfund site located in Newburgh, New York. Sampling by the EPA indicated that lead and polychlorinated biphenyls (or "PCBs") are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site. Central Hudson responded to the EPA's information request on January 30, 2002. In its response, Central Hudson stated that it had entered into a contract with Consolidated Iron under which Central Hudson sold scrap metal to Consolidated Iron. The term of the contract was from 1988 to 1989. Records of eight and a possible ninth shipment of scrap metal to Consolidated Iron have been identified. No records were found which indicate that the material sold to Consolidated Iron contained or was a hazardous substance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

         ASBESTOS LITIGATION

         As of March 31, 2007, of the 3,303 asbestos cases brought against Central Hudson, 1,178 remain pending. Of the cases no longer pending against Central Hudson, 1,975 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 150 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group's or Central Hudson's financial position, results of operations, or cash flows.

CHEC:

         Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith's Kable Oil Bulk Plant, located in West Virginia. During the first quarter of 2007, $9,000 was spent on site remediation efforts. The State of West Virginia has indicated that some additional remediation will be required and Griffith has received an estimate of $300,000 for the environmental remediation. In addition, Griffith spent $40,000 on remediation efforts in Maryland, Virginia, and Connecticut in 2007. Griffith is to be reimbursed $466,000 from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

         Griffith updated the remediation assessments for its environmental sites. Based upon the results of these assessments, Griffith reduced its environmental reserve by $1 million in 2006. The reserve is $1.8 million as of March 31, 2007.

OTHER MATTERS

CENTRAL HUDSON:

         Central Hudson is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively could involve substantial amounts, it is the opinion of Management that their ultimate resolution will not have a material adverse effect on either of CH Energy Group's or Central Hudson's financial positions, results of operations, or cash flows.

NOTE 12 - SEGMENTS AND RELATED INFORMATION

         Reference is made to Note 12 - "Segments and Related Information" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

         CH Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith. The investments and business development activities of CH Energy Group and the renewable energy and investment activities of CHEC, including its ownership interests in ethanol, wind, and biomass energy projects, are reported under the heading "Other Businesses and Investments."

         Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, Central Hudson property common to both electric and natural gas segments, and the depreciation of Central Hudson's common property have been allocated in accordance with practices established for regulatory purposes.

         Central Hudson's and Griffith's operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period. Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

         CH Energy Group, Inc. Segment Disclosure


---------------------------------------------------------------------------------------------------------------------
                                                                  Quarter Ended March 31, 2007
  (In Thousands, Except                 -----------------------------------------------------------------------------
   Earnings Per Share)
                                           Central Hudson         Griffith      Other      Eliminations      Total
--------------------------------------------------------------------------    Businesses   --------------------------
                                                     Natural                     and
                                        Electric       Gas                   Investments
---------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                      $151,675    $ 64,191      $125,990     $  1,522       $   -        $  343,378
---------------------------------------------------------------------------------------------------------------------
Intersegment revenues                   $      3    $    172      $    -       $      -       $(175)       $        -
---------------------------------------------------------------------------------------------------------------------
   Total revenues                       $151,678    $ 64,363      $125,990     $  1,522       $(175)       $  343,378
---------------------------------------------------------------------------------------------------------------------
Income before income taxes              $ 12,519    $  9,038      $ 10,707     $  2,397       $   -        $   34,661
---------------------------------------------------------------------------------------------------------------------
Net income                              $  7,653    $  5,476      $  6,424     $  2,145       $   -        $   21,698
---------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted            $   0.48    $  0.35       $   0.40     $  0.14(1)     $   -        $     1.37
---------------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2007        $934,212    $300,375      $170,655     $76,526        $ 393(2)     $1,482,161
---------------------------------------------------------------------------------------------------------------------


(1) The amount of EPS attributable to CHEC's other business units was $0.06 per share, with the balance of $0.08 per share resulting primarily from investment activity.

(2) Includes minority owner's interest of $1,373 related to Lyonsdale and elimination of affiliates' accounts receivable of ($980).


---------------------------------------------------------------------------------------------------------------------
                                                                  Quarter Ended March 31, 2006
  (In Thousands, Except                 -----------------------------------------------------------------------------
   Earnings Per Share)
                                           Central Hudson         Griffith      Other      Eliminations      Total
--------------------------------------------------------------------------    Businesses   --------------------------
                                                     Natural                     and
                                        Electric       Gas                   Investments
---------------------------------------------------------------------------------------------------------------------
Revenues from
external customers                      $136,047    $ 70,809      $109,835     $   540        $   -        $  317,231
---------------------------------------------------------------------------------------------------------------------
Intersegment revenues                   $      3    $    205      $      -     $     -        $(208)       $        -
---------------------------------------------------------------------------------------------------------------------
   Total revenues                       $136,050    $ 71,014      $109,835     $   540        $(208)       $  317,231
---------------------------------------------------------------------------------------------------------------------
Income before income
taxes                                   $ 11,372    $ 11,017      $  7,196     $ 1,474        $   -        $   31,059
---------------------------------------------------------------------------------------------------------------------
Net income                              $  6,443    $  6,368      $  4,318     $ 1,171        $   -        $   18,300
---------------------------------------------------------------------------------------------------------------------
Earnings Per Share -
Diluted                                 $   0.41    $   0.40      $   0.27     $  0.08(1)     $   -        $     1.16
---------------------------------------------------------------------------------------------------------------------
Segment Assets at
March 31, 2006                          $850,339    $294,310      $158,549     $93,771        $(812)       $1,396,157
---------------------------------------------------------------------------------------------------------------------

(1) The amount of EPS attributable to CHEC's other business units was $0.02 per share, with the balance of $0.06 per share resulting primarily from investment activity.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION SEGMENT DISCLOSURE


------------------------------------------------------------------------------------------------------------
              (In Thousands)                                   Quarter Ended March 31, 2007
------------------------------------------------------------------------------------------------------------
                                                                 Natural
                                                Electric           Gas         Eliminations         Total
------------------------------------------------------------------------------------------------------------
Revenues from external customers              $  151,675       $   64,191      $         -        $  215,866
------------------------------------------------------------------------------------------------------------
Intersegment revenues                         $        3       $      172      $      (175)       $        -
------------------------------------------------------------------------------------------------------------
   Total Revenues                             $  151,678       $   64,363      $      (175)       $  215,866
------------------------------------------------------------------------------------------------------------
Income before income taxes                    $   12,659       $    9,140      $         -        $   21,799
------------------------------------------------------------------------------------------------------------
Income Available for Common Stock             $    7,653       $    5,476      $         -        $   13,129
------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2007              $  934,212       $  300,375      $         -        $1,234,587
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
              (In Thousands)                                   Quarter Ended March 31, 2006
------------------------------------------------------------------------------------------------------------
                                                                 Natural
                                                Electric           Gas         Eliminations         Total
------------------------------------------------------------------------------------------------------------
Revenues from external customers              $ 136,047        $   70,809      $          -       $  206,856
------------------------------------------------------------------------------------------------------------
Intersegment revenues                         $       3        $      205      $       (208)      $        -
------------------------------------------------------------------------------------------------------------
   Total Revenues                             $ 136,050        $   71,014      $       (208)      $  206,856
------------------------------------------------------------------------------------------------------------
Income before income taxes                    $  11,493        $   11,138      $          -       $   22,631
------------------------------------------------------------------------------------------------------------
Income Available for Common Stock             $   6,443        $    6,368      $          -       $   12,811
------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2006              $ 850,339        $  294,310      $          -       $1,144,649
------------------------------------------------------------------------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

BUSINESS OVERVIEW

         CH Energy Group is a holding company with four business segments:

                    (1) Central Hudson's regulated electric utility business;

                    (2) Central Hudson's regulated natural gas utility business;

                    (3) Griffith's fuel distribution business; and

                    (4) CHEC's investments in renewable energy supply, energy efficiency, an energy sector venture capital fund, and other investments of CH Energy Group, consisting primarily of investments in liquid short-term securities and inter-company interest income.


         A breakdown of CH Energy Group's revenue and net income by segment for the three months ended March 31, 2007, is below.


               ENERGY GROUP 2007 REVENUE BY SEGMENT - $343 million

      [THE FOLLOWING DATA REPRESENTS A PIE CHART IN THE PRINTED DOCUMENT.]

                      Central Hudson-Electric ........ 44%

                      Central Hudson-Natural Gas ..... 19%

                      Griffith ....................... 37%

                      Other Businesses and
                      Investments ....................  0%


              ENERGY GROUP 2007 NET INCOME BY SEGMENT - $22 million

      [THE FOLLOWING DATA REPRESENTS A PIE CHART IN THE PRINTED DOCUMENT.]

                      Central Hudson-Electric ........ 35%

                      Central Hudson-Natural Gas ..... 25%

                      Griffith ....................... 30%

                      Other Businesses and
                      Investments .................... 10%

CENTRAL HUDSON

         Central Hudson delivers electricity and natural gas to approximately 372,000 customers in a defined service territory in the Mid-Hudson Valley region of New York State. Consistently ranking among the lowest cost electric utilities in New York State, Central Hudson's earnings are derived primarily from customer delivery charges. In addition to delivering electricity and natural gas, Central Hudson procures supplies of electricity and natural gas for a majority of its customers. Central Hudson recovers these supply costs from customers through adjustment clauses without deriving profits from these activities.

         Central Hudson's rates are regulated by the PSC, which is responsible for setting rates at a level that will recover the cost to provide safe and reliable service and provide a fair and reasonable return on the capital invested by shareholders.

         In addition to providing safe and reliable service, management's attention is focused on managing costs and customer rate stabilization, and thus maintaining above average levels of customer satisfaction. This approach promotes high customer satisfaction and positive regulatory relations which should translate into opportunities for shareholders.

GRIFFITH

          Griffith serves more than 100,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Pennsylvania, Rhode Island, Virginia, and West Virginia. Griffith's revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment. Griffith's gross profit by petroleum product and service and installations for the three months ended March 31, 2007, is illustrated below.

       GRIFFITH 2007 GROSS PROFIT BY PRODUCT & SERVICE LINE - $29 million

      [THE FOLLOWING DATA REPRESENTS A PIE CHART IN THE PRINTED DOCUMENT.]

                     Heating Oil .................... 70%

                     Motor Fuels .................... 12%

                     Other Fuels ....................  3%

                     Service & Installation ......... 15%


          During the first quarter of 2007, Griffith's acquisition strategy significantly contributed to earnings. In addition to the nine companies acquired in 2006, Griffith acquired three companies during the three months ended March 31, 2007, which increased the company's customer base, providing additional sales during the heating season. Griffith's earnings were also favorably impacted by higher petroleum margins.

         Griffith's strong brand and marketing programs, effective cost management practices, strong customer service capabilities, and access to capital for a continuing acquisition program should be competitive advantages in the fuel distribution market and are expected to drive improvements in Griffith's performance over time.

OTHER BUSINESSES AND INVESTMENTS

         In addition to Griffith, CHEC derives earnings through investments in the competitive energy markets. CHEC's investment objectives are to increase earnings and cash flow while limiting earnings volatility to a level that management believes is acceptable. CHEC faces strong competition for investment opportunities in the energy industry. The existence of this competition may make it difficult to make investments that offer appropriate risk-adjusted returns or may slow the rate at which such investments can be made. Increasing government support for certain investments (e.g., those related to renewable energy sources) have made such investments more attractive but have also resulted in increased competition for available opportunities.

OVERVIEW OF FIRST QUARTER RESULTS

         CH Energy Group's earnings during the first quarter of 2007 increased by 19% compared to the same quarter of last year; from $1.16 per share (basic) to $1.38 per share (basic).

         Approximately $0.17 per share, or about 77%, of the 2007 increase came from the CHEC subsidiary, with $0.13 per share from Griffith and another $0.04 from CHEC's portfolio of renewable energy projects. The results reflect CH Energy Group's efforts to profitably invest in the competitive energy markets and to improve the operational effectiveness of CHEC's investment interests.

         As a result of the improved earnings, CH Energy Group is increasing its earnings guidance for 2007 by $0.15 per share to total between $2.55 and $2.80 per share (basic).

CENTRAL HUDSON

         Calmer weather and higher rates for delivering electricity and natural gas were the prime factors that improved Central Hudson's earnings, which contributed $0.83 per share during the quarter -- an increase of $0.02 per share over the same period of 2006. A decline in storms during the period reduced expenses associated with restoring electric service, and increased revenues stemming from the 2006 Order contributed $0.18 per share to quarterly earnings. In addition, Central Hudson saw a softening in the conservation trend that had been evidenced by its customers and actually had an increase in weather-normalized sales growth during the period.

         It is now expected that Central Hudson will contribute between $1.90 and $2.00 per share to annual earnings, an increase of $0.10 from its earlier projection, reflecting the colder-than-normal weather in February and March 2007 that offset the negative impacts resulting from the warm weather experienced in December 2006 and January 2007.

GRIFFITH

         The timing of acquisitions added an estimated $0.06 per share during the quarter, and increased margins on petroleum sales and services added another $0.09, as compared to last year's results. Griffith earned $0.40 per share during the first quarter, up from $0.27 during the first three months of 2006, with the colder weather positively impacting earnings by approximately $0.03 per share.

         In all, 12 acquisitions have been made since the first quarter of 2006, expanding Griffith's customer count by 19% to more than 100,000 as it increased its market share and entered a new market in Rhode Island.

         As a result of the segment's strong quarterly performance, CH Energy Group has increased its estimates of annual earnings from Griffith by $0.05 to a total of between $0.25 and $0.30 per share.

OTHER BUSINESSES AND INVESTMENTS

         Quarterly earnings for other businesses and investments, including CH Energy Group's renewable energy portfolio, totaled $0.15 per share during the quarter, nearly doubling the results of the same period of 2006. A favorable tax adjustment, earnings from the Cornhusker Energy Lexington ethanol plant and investments in two wind energy projects all contributed positively to the quarterly results.

         It is CH Energy Group's belief that annual earnings for its other businesses should total between $0.40 and $0.50 per share for 2007.

PSC PROCEEDINGS

NON-UTILITY LAND SALES

         For further information regarding non-utility land sales, see Note 2 - "Regulatory Matters."

OTHER PSC PROCEEDINGS AND ADMINISTRATION INITIATIVES

         On April 19, 2007, the PSC issued an Order in Case 06-M-1017 - Proceeding on Motion of the Commission as to Polices, Practices and Procedures for Utility Commodity Supply Service to Residential and Small Commercial Customers. The Order provided guidance on commodity supply and hedging practices and directed Central Hudson and other New York State ("NYS") utilities, through a collaborative or administrative process, to develop standards and goals for measuring and constraining the supply price volatility on certain classes of customers. Utilities will be required to report to the PSC Staff annually on their strategies, aggregate supply portfolio, and the extent to which goals for measuring and constraining energy price volatility have been met. This case continues with a second phase to address long-term contracting, supply resource planning, and other public policy issues.

         On April 19, 2007, Governor Eliot Spitzer delivered a speech announcing a comprehensive energy strategy for New York, consisting of demand side and supply side components to reduce energy costs and achieve economic and environmental benefits. The strategy includes goals of reducing electricity demands 15% by 2015 through new energy efficiency programs, new appliance efficiency standards, and energy building codes. The plan also proposes a new power plant siting law, and continued support for renewable energy resources, as well as other proposed energy policies.

         On April 20, 2007, the PSC issued an Order in Cases 03-E-0640 and 06-G-0746 - Proceeding on Motion of the Commission to Investigate Potential Electric and Gas Delivery Rate Disincentives Against the Promotion of Energy Efficiency, Renewable Technologies and Distributed Generation. The Order directed Central Hudson and other NYS utilities to develop proposals for delivery service revenue decoupling mechanisms for consideration in a next rate case filing. As a result of this Order, Central Hudson will be required to propose mechanisms to true-up forecast and actual delivery service revenues.

         On April 23, 2007, the PSC issued an Order in Case 07-E-0136 - Central Hudson Gas & Electric Corporation - Petition for Approval of the Transfer of the Groveville Mills Hydroelectric Facility to Lower Saranac Corporation Pursuant to Public Service Law Section 70. This Order approved the transfer of the Company's ownership interests in its 900 kW hydroelectric facility located in Beacon, New York to Lower Saranac Corporation. The Order also provides that the net-of-tax proceeds, estimated at less than $300,000, be deferred for the benefit of customers.

         On April 24, 2007, the PSC issued an Order in Case 07-M-0458 - Proceeding on Motion of the Commission to Review Policies and Practices Intended to Foster the Development of Competitive Retail Energy Markets. This Order encouraged interested parties to examine and submit comments on existing programs and practices of NYS utilities that promote retail market development focusing on whether programs are still necessary; if market participants are improperly subsidized; if risks and expenses are properly allocated among ratepayers, utilities and market participants; and, also, the need to continue programs or practices to prevent the re-building of barriers to entry in the competitive markets. The Order also calls for the review and evaluation of utility specific programs, practices and policies in on-going and future electric and gas rate proceedings.

         CH Energy Group and Central Hudson are reviewing the above recently released Orders and policies. Neither CH Energy Group nor Central Hudson can predict the final outcome of the above PSC proceedings or the administration's new energy policies at this time.

CAPITAL RESOURCES AND LIQUIDITY

         The growth of CH Energy Group's retained earnings in the three months ended March 31, 2007, contributed to the increase in the book value per share of its Common Stock from $32.54 at December 31, 2006, to $33.41 at March 31, 2007; the common equity ratio decreased from 55.9% at December 31, 2006, to 54.8% at March 31, 2007. Book value per share at March 31, 2006, was $32.60 and the common equity ratio was 56.6%.

         Both CH Energy Group's and Central Hudson's liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows and as discussed below.

         The principal factors affecting CH Energy Group's liquidity are the net cash flows generated from the operations of its subsidiaries, subsidiary capital expenditures and investments, the external financing of its subsidiaries, and the dividends CH Energy Group pays to its shareholders.

         Central Hudson's cash flows from operating activities reflect principally its energy deliveries and costs of operations. Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity and natural gas may affect the timing of cash flows but not overall net income, as these costs are fully recoverable through Central Hudson's electric and natural gas cost adjustment mechanisms.

         Central Hudson's cash flows are also affected by capital expenditures, permanent financing for its growing asset base, fluctuations in working capital caused by weather and energy prices, and other regulatory deferral mechanisms whereby cash may be expended in one period and recovered from customers in a subsequent period(s).

CH ENERGY GROUP - CASH FLOW SUMMARY

         Changes in CH Energy Group's cash and cash equivalents resulting from operating, investing, and financing activities for the three months ended March 31, 2007, and 2006, are summarized in the following chart:

----------------------------------- -------------------- -------------------- --------------------
                                        Three Months        Three Months
                                           Ended                 Ended              Variance
          CH ENERGY GROUP                March 2007           March 2006           2007 vs. 2006
----------------------------------- -------------------- -------------------- --------------------
Net Cash Provided By (Used In):                       (Millions of Dollars)
----------------------------------- --------------------------------------------------------------
Operating Activities                     $   (4.0)             $   11.4           $   (15.4)
----------------------------------- -------------------- -------------------- --------------------
Investing Activities                        (19.0)                (12.4)               (6.6)
----------------------------------- -------------------- -------------------- --------------------
Financing Activities                         21.5                  (9.5)               31.0
----------------------------------- -------------------- -------------------- --------------------
Net change for the period                    (1.5)                (10.5)                9.0
----------------------------------- -------------------- -------------------- --------------------
Balance at beginning of period               24.1                  49.4               (25.3)
----------------------------------- -------------------- -------------------- --------------------
Balance at end of period                $    22.6             $    38.9          $    (16.3)
----------------------------------- -------------------- -------------------- --------------------

         CH Energy Group's net cash flows used in operating activities of $4.0 million for the three months ended March 31, 2007 reflect lower sales volumes due to warmer winter weather during the last part of the fourth quarter of 2006 and the early part of the first quarter of 2007 and higher wholesale costs for purchased electricity, offset slightly by lower costs for purchased natural gas, as compared to the same period last year. As a result, the timing of CH Energy Group's peak seasonal accounts receivable is later in the first quarter of this year than it was in the same period in 2006.

         Net cash flows used in investing activities of $19.0 million for the three months ended March 31, 2007 were higher than the first three months of 2006 due to Central Hudson's increased investments in property and plant, and three acquisitions made by Griffith in the first quarter of 2007. These expenditures were offset by net proceeds from the sale of CH Energy Group's short-term investments which were higher in the first three months of 2007 than in the first three months of 2006.

         Net cash flows provided by financing activities of $21.5 million for the three months ended March 31, 2007 were higher than the same period in 2006. The increase in cash provided resulted primarily from an increase in Central Hudson's net borrowings of short-term debt to fund working capital needs.

CENTRAL HUDSON - CASH FLOW SUMMARY

         Changes in Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities for the three months ended March 31, 2007, and 2006, are summarized in the following chart:



----------------------------------- -------------------- -------------------- --------------------
                                        Three Months        Three Months
                                           Ended                 Ended              Variance
CENTRAL HUDSON                           March 2007           March 2006           2007 vs. 2006
----------------------------------- -------------------- -------------------- --------------------
Net Cash Provided By (Used In):                       (Millions of Dollars)
----------------------------------- --------------------------------------------------------------
Operating Activities                     $   (6.3)             $   12.4           $   (18.7)
----------------------------------- -------------------- -------------------- --------------------
Investing Activities                        (20.3)                (12.2)               (8.1)
----------------------------------- -------------------- -------------------- --------------------
Financing Activities                         29.7                  (1.2)               30.9
----------------------------------- -------------------- -------------------- --------------------
Net change for the period                     3.1                  (1.0)                4.1
----------------------------------- -------------------- -------------------- --------------------
Balance at beginning of period                1.7                   4.2                (2.5)
----------------------------------- -------------------- -------------------- --------------------
Balance at end of period                 $    4.8              $    3.2           $     1.6
----------------------------------- -------------------- -------------------- --------------------

         Central Hudson's net cash flows used in operating activities of $6.3 million for the three months ended March 31, 2007 reflect the drivers highlighted in the discussion of CH Energy Group's net operating cash flows.

         Central Hudson's cash flows used in investing activities of $20.3 million in the three months ended March 31, 2007, were comprised almost entirely of investments in property and plant and construction and removal expenditures.

         Net cash flows related to financing activities were higher in the three months ended March 31, 2007 as compared to the same period last year due to higher net borrowings of short-term debt in the first quarter of 2007.

CONTRACTUAL OBLIGATIONS

         A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 11
- "Commitments and Contingencies" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" of the Quarterly Report on Form 10-Q under the caption "Electric Purchase Commitments."

         Central Hudson employer contributions for OPEB totaled $ 0.9 million during the three months ended March 31, 2007. The total contribution for the 2006 plan year was $4.9 million including a $1.7 million contribution funded in April of 2007. The determination of future funding depends on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, annual funding for the 2007 plan year is expected to approximate the 2006 amount.

FINANCING PROGRAM

         At March 31, 2007, CH Energy Group, on a consolidated basis, had $43.0 million of short-term debt outstanding, cash and cash equivalents of $22.7 million, and short-term investments of $30.5 million.

         CH Energy Group, the holding company, has a $75 million revolving credit agreement with several commercial banks which, as of March 31, 2007, had no outstanding balance.

         As of March 31, 2007, Central Hudson had short-term debt outstanding of $43.0 million, and cash and cash equivalents of $4.9 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $125 million revolving credit agreement with a group of commercial banks which, as of March 31, 2007, had no outstanding balance. Central Hudson also has uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing.

         On March 23, 2007 Central Hudson issued $33 million of 30-year 5.80% Series F notes. The proceeds were used to redeem maturing debt of $33 million, 5-year 5.87% Series D notes, on March 28, 2007. Central Hudson expects to issue approximately $30 million of additional notes during the remainder of 2007 to finance ongoing investments in its capital expenditure program.

         Central Hudson's current senior unsecured debt ratings/outlook is A2/stable by Moody's Investors Service and A/stable by both Standard and Poor's Corporation and Fitch Ratings.

         CH Energy Group and Central Hudson each believes that it will be able to meet its reasonably likely short-term and long-term cash requirements, assuming that Central Hudson's current and future rate plans reflect the costs of service, including a reasonable return on invested capital.

         CHEC has a $15.0 million line of credit with a commercial bank which, as of March 31, 2007, had no outstanding balance.

         For additional information related to CH Energy Group's and Central Hudson's financing program, please see Note 6 - "Short-term Borrowing Arrangements", Note 7 - "Capitalization - Common and Preferred Stock", and Note 8 - "Capitalization - Long-Term Debt" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

EARNINGS PER SHARE

CH ENERGY GROUP CONSOLIDATED EARNINGS

Earnings per Share (Basic)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------

                                                                              2007                 2006            CHANGE
                                                                              ----                 ----            ------
Central Hudson - Electric ..........................................       $   0.48             $   0.41          $   0.07
Central Hudson - Natural Gas .......................................           0.35                 0.40             (0.05)
Griffith ...........................................................           0.40                 0.27              0.13
Other Businesses and Investments ...................................           0.15                 0.08              0.07
                                                                           --------             --------          --------
                                                                           $   1.38             $   1.16          $   0.22
                                                                           ========             ========          ========

The increase in Energy Group's consolidated earnings in the first quarter of 2007 largely results from the sale of petroleum products and services by Griffith, including the favorable impact of weather and recent acquisitions, and favorable returns on CHEC's interests in renewable energy investments.

CENTRAL HUDSON

EARNINGS PER SHARE (BASIC)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------

                                                                              2007                 2006            CHANGE
                                                                              ----                 ----            ------
Electric ...........................................................       $   0.48             $   0.41          $   0.07
Natural Gas ........................................................           0.35                 0.40             (0.05)
                                                                           --------             --------          --------
Total ..............................................................       $   0.83             $   0.81          $   0.02
                                                                           ========             ========          ========

Central Hudson's earnings increased $0.02 per share in 2007 compared to 2006, due to the following:

Regulatory Mechanisms:
     Reversal of shared earnings in 2006...............................................            $(0.06)
     Shared earnings recorded in 2007 .................................................             (0.04)
     Revenues recorded in 2006 per prior Settlement Agreement .........................             (0.06)
Rate Increases.........................................................................              0.08
Weather Impact on Sales................................................................             (0.01)
Lower Storm Restoration Expense in 2007 ...............................................              0.10
Interest Expense and Carrying Charges .................................................             (0.03)
Higher Weather-Normalized Sales Growth.................................................              0.04
                                                                                                   ------
                                                                                                   $ 0.02
                                                                                                   ======

          Central Hudson recorded higher earnings resulting from the 2006 Order which provides greater revenue support for the cost of providing service to customers and recovery for previously deferred costs. Earnings in the first quarter of 2007 were also improved by higher weather-normalized sales growth and lower storm restoration expenses compared to last year. Regulatory mechanisms lowered earnings compared to last year resulting from the difference in shared earnings recorded in 2007 and 2006. Additionally, in 2006 Central Hudson recorded revenues to restore earnings towards the allowed rate of return in accordance with the provisions of the then-applicable rate plan. This regulatory mechanism is no longer available under the terms of the 2006 Order.


GRIFFITH

Earnings per Share (Basic)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------

                                                                                   2007          2006                  CHANGE
                                                                                   ----          ----                  ------
                                                                                  $0.40         $0.27                  $0.13
                                                                                  =====         =====                  =====

         Griffith's earnings increased $0.13 per share in 2007 compared to 2006, due to the following:

Acquisitions(1).................................................................                                       $  0.06
Margin on Petroleum Sales and Services..........................................                                          0.09
Weather Impact on Sales.........................................................                                          0.03
Operating Expenses..............................................................                                         (0.05)
                                                                                                                       -------
                                                                                                                       $  0.13
                                                                                                                       =======

(1) For the purposes of this chart, "Acquisitions" represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

         The increase in earnings at Griffith was primarily due to its acquisitions made since the beginning of 2006, and to higher margins. The higher margins were partially offset by higher operating expenses resulting from increased sales volumes.

OTHER BUSINESSES AND INVESTMENTS

Earnings per Share (Basic)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------

                                                                                   2007          2006                  CHANGE
                                                                                   ----          ----                  ------
                                                                                  $0.15         $0.08                  $0.07
                                                                                  =====         =====                  =====



         Earnings from CH Energy Group (the holding company) and CHEC's partnership and other investment interests increased $0.07 per share in 2007 as compared to 2006, due to the following:

Tax Adjustment in 2007..............................................................                                   $  0.02
Cornhusker Energy Lexington Investment..............................................                                      0.03
CH-Community Wind Energy Investment.................................................                                      0.01
Other...............................................................................                                      0.01
                                                                                                                       --------
                                                                                                                        $ 0.07
                                                                                                                       ========

         Earnings from CH Energy Group's other unregulated businesses increased primarily due to the contribution of CHEC's interests in renewable energy investments. The 2007 tax adjustment resulted primarily from the New York State income tax audits for 2002 through 2004.

RESULTS OF OPERATIONS

         The following discussion and analyses include explanations of significant changes in revenues and expenses between the three months ended March 31, 2007, and the three months ended March 31, 2006, for Central Hudson's regulated electric and natural gas businesses, Griffith, and the other businesses.

OPERATING REVENUES

         Details of CH Energy Group's consolidated operating revenue changes are presented in the following charts and related discussions.

CENTRAL HUDSON

         Central Hudson's revenues consist of two major categories: those which offset specific expenses (matching revenues) and those that impact earnings. Matching revenues recover Central Hudson's actual costs for particular expenses. Any difference between these revenues and the actual expenses incurred is deferred for future recovery from or refund to customers and therefore does not impact earnings.

  ------------------------------------------------------------------------------------------------------------------------
                                     Increase or (Decrease) from 2006-$9 million increase
                                                       (In Thousands)
                                             Three Months Ended March 31, 2007
  ------------------------------------------------------------------------------------------------------------------------
                                                                   Central Hudson
                                                    -------------------------------------------

                                                          Electric               Natural Gas                Total
                                                    --------------------     ------------------      ---------------------

  Revenues with Matching Offsets: (a)
  ----------------------------------------------    --------------------     ------------------      ---------------------
           Energy Cost Adjustment                      $   8,231                 $(8,237)               $      (6)
           -------------------------------------    --------------------     ------------------      ---------------------
           Sales to Other Utilities                         (849)                   (490)                  (1,339)
           -------------------------------------    --------------------     ------------------      ---------------------
           Pension, OPEB and Other
             Revenues                                      7,926                   2,635                   10,561
           -------------------------------------    --------------------     ------------------      ---------------------
               Subtotal                                   15,308                  (6,092)                   9,216
           -------------------------------------    --------------------     ------------------      ---------------------

  Revenues Impacting Earnings:
           Customer Sales (b)                              4,252                     192                    4,444
           -------------------------------------    --------------------     ------------------      ---------------------
           Other Regulatory Mechanisms                    (3,699)                   (251)                  (3,950)
           -------------------------------------    --------------------     ------------------      ---------------------
           Sales to Other Utilities                           --                     (86)                     (86)
           -------------------------------------    --------------------     ------------------      ---------------------
           Weather-Hedging Contracts                         (81)                   (150)                    (231)
           -------------------------------------    --------------------     ------------------      ---------------------
           Other Revenues                                   (152)                   (231)                    (383)
           -------------------------------------    --------------------     ------------------      ---------------------
               Subtotal                                      320                    (526)                    (206)
           -------------------------------------    --------------------     ------------------      ---------------------
                   Total                               $  15,628                 $(6,618)                 $ 9,010
           -------------------------------------    --------------------     ------------------      ---------------------

(a) Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity and natural gas costs. Other related costs are pensions, OPEB, and the cost of special programs authorized by the PSC, which are funded with certain available credits. Changes in revenues from electric sales to other utilities also do not affect earnings since any related profits or losses are returned or charged, respectively, to customers. For natural gas sales to other utilities, 85% of such profits are returned to customers.
(b) Includes an offsetting recovery of amounts related to back-out credits for retail access customers.

         Electric revenues increased due to higher revenues with matching offsets. The increase reflects an increase in energy cost adjustment revenues due to higher delivery volumes and higher wholesale costs and an increase in revenues for pension and OPEB costs resulting from the 2006 Order.

         Natural gas revenues decreased largely due to lower energy cost adjustment revenues. The related lower wholesale costs were partially offset by an increase from higher delivery volumes. This decrease was partially offset by an increase in revenues for pension and OPEB costs resulting from the 2006 Order.

GRIFFITH

                                Griffith Revenues
                        Increase or (Decrease) from 2006
                        Three Months Ended March 31, 2007
                                 (In Thousands)


Heating Oil
  Base Company(1)......................................              $   5,776
  Acquisitions(2) .....................................                 11,651
                                                                     ---------
           Total Heating Oil...........................              $  17,427
                                                                     ---------
Motor Fuels
  Base Company.........................................              $  (3,426)
  Acquisitions.........................................                  2,057
                                                                     ---------
           Total Motor Fuels...........................              $  (1,369)
                                                                     ---------
Service Revenues
   Base Company........................................              $     356
   Acquisitions........................................                    551
                                                                     ---------
           Total Service Revenues......................              $     907
                                                                     ---------
Other
  Propane..............................................              $     306
  Weather-Hedging Contracts............................                 (1,126)
  Other................................................                     10
                                                                     ---------
           Total Other ................................              $    (810)
                                                                     ---------

           Total Revenues..............................              $  16,155
                                                                     =========

(1) For the purposes of this chart, "Base Company" means Griffith as constituted at January 1, 2007, and 2006 (i.e., without any impact from acquisitions made by Griffith in 2007 and 2006).

(2) For the purposes of this chart, "Acquisitions" represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

         Revenues, net of the effect of weather hedging contracts, increased $16.2 million in 2007 due largely to an increase in revenues from petroleum products resulting from an increase in heating oil volumes. This increase was partially offset by a decline in revenues from the sale of motor fuels due to a decrease in sales volumes.

DELIVERY AND SALES VOLUMES

         Delivery and sales volumes for both Central Hudson and Griffith vary in response to weather conditions. Electric deliveries typically peak in the summer and deliveries of natural gas and petroleum products used for heating purposes typically peak in the winter. Sales also vary in response to the price of the particular energy product and changes in local economic conditions.

CENTRAL HUDSON

          The following chart reflects the change in the level of electric and natural gas deliveries for the quarter ended March 31, 2007, as compared to the same period for 2006. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson's earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

                                                                               INCREASE (DECREASE) FROM 2006
                                                                                    THREE MONTHS ENDED
                                                                                       MARCH 31,2007
                                                                                       -------------


                                                                           ELECTRIC                      NATURAL GAS
                                                                           --------                      -----------
                   Residential..................                              5%                              6%
                   Commercial...................                              6%                              8%
                   Industrial...................                             (4)%                             8%
                   Other(a).....................                             (1)%                           (11)%
                                                                             ----                           -----
                                          Total                               3%                              4%

                  (a) Includes interruptible natural gas deliveries.

         Electric deliveries to residential and commercial customers in the first quarter of 2007 increased due to more usage per customer and modest customer growth. Weather had a minimal impact on deliveries as the change in electric residential heating degree-days for the first quarter of 2007 was relatively small as compared to last year.

         Despite a 2% decrease in residential natural gas heating degree-days, natural gas deliveries to residential and commercial customers increased also due to more usage per customer, and modest customer growth.

GRIFFITH

         Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

                                                  SALES VOLUMES
                                    INCREASE (DECREASE) IN GALLONS FROM 2006
                                        THREE MONTHS ENDED MARCH 31, 2007

                                                                                           Volume Contributions
                                                                                                   To %
                                                              % Change                            Change
                                                       -----------------------        --------------------------------
Heating Oil
    Base Company(1) Volume                                       7%                                29%
    Acquisition(2) Volume                                       16%                                71%
                                                              ----                               ----
      Total Heating Oil                                         23%                               100%
                                                              ----                               ----
Motor Fuels
    Base Company Volume                                         (9)%                             (212)%
    Acquisition Volume                                           6%                               312%
                                                              ----                               ----
      Total Motor Fuels                                         (3)%                              100%
                                                              ----                               ----
Propane and Other
    Base Company Volume                                         22%                               100%
    Acquisition Volume                                           0%                                 0%
                                                              ----                               ----
      Total Propane and Other                                   22%                               100%
                                                              ----                               ----
Total
    Base Company Volume                                          2%                                11%
    Acquisition Volume                                          12%                                89%
                                                              ----                               ----
      Total                                                     14%                               100%
                                                              ====                               ====

(1) For the purposes of this chart, "Base Company" means Griffith as constituted at January 1, 2007, and 2006 (i.e., without any impact from acquisitions made by Griffith in 2007 and 2006).
(2) For the purposes of this chart, "Acquisition" represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

         Sales of petroleum products increased 14% in 2007 compared to 2006. This was primarily a result of an increase in sales of heating oil, largely attributable to acquisitions made in 2007 and colder weather in 2007 as compared to 2006, partially offset by a decrease in motor fuel sales. Sales of propane increased due primarily to colder weather in 2007 as compared to 2006. There was an 11% increase in heating degree-days in 2007 as compared to 2006. Degree-day variation is adjusted for the delay between the time actual weather occurs and the time of product delivery.

OPERATING EXPENSES

CENTRAL HUDSON

         The most significant elements of Central Hudson's operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson's energy cost adjustment mechanisms. Additionally, there are other costs that are matched to revenues largely from customer billings, notably the cost of pensions and OPEBs.

         Total utility operating expenses for the three months ended March 31, 2007, increased $8.8 million, or 4.9%, from $181.0 million in 2006 to $189.8 in 2007. The following summarizes the change in operating expenses.

                                                                    Change
Expenses Currently Matched to Revenues(1):                       (In Thousands)
                                                                ---------------
         Purchased Electricity                                      $ 7,377
         Purchased Natural Gas                                       (8,391)
         Pensions                                                     7,615
         OPEBs                                                        2,432
         Stray Voltage Testing Program                                  550
         Other Matched Expenses                                         629
                                                                    -------
                              Subtotal                              $10,212
                                                                    -------

Other Expense Variations:
         Tree Trimming                                                  642
         Increase in Other Expenses                                     486
         Lower Storm Restoration Expenses in 2007                    (2,562)
                                                                     -------
                              Subtotal                               (1,434)
                                                                     -------

                    Total Increase in Operating Expenses            $ 8,778
                                                                    =======

(1) Includes expenses that, in accordance with the 2006 Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

         In addition to the required adjustment to match revenues collected from customers, the increase in purchased electricity expense reflects higher wholesale costs and increased delivery volumes resulting from an increase in usage and customer growth. The decrease in purchased natural gas reflects lower wholesale costs partially offset by an increase in volumes delivered due to an increase in usage and customer growth. The increase in other revenue-matched expenses, primarily pensions and OPEBs, is due to an increase in the level of expense recorded due to a corresponding increase in revenues resulting from the 2006 Order.

         The increase in tree trimming expenses reflects Central Hudson's efforts to improve system reliability. These costs are included in the higher revenues resulting from the 2006 Order. The lower storm restoration costs resulted from fewer and less severe storms in 2007 as compared to the first quarter of 2006.

GRIFFITH

         For the three months ended March 31, 2007, operating expenses increased $12.5 million, or 12.3%, from $101.9 million in 2006 to $114.4 million in 2007. The cost of petroleum products increased $9.7 million, or 11.4%, due to an increase in sales volume primarily due to the impact of acquisitions and colder weather in 2007 as compared to 2006. Other operating expenses increased $2.8 million in 2007 due primarily to an increase in expenses associated with increased sales volumes noted above.

REVENUES AND OPERATING EXPENSES

OTHER BUSINESSES AND INVESTMENTS

         On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst Renewables Corporation. The operating results of Lyonsdale have been consolidated in the Financial Statements of CH Energy Group since the date of purchase. Results for the quarter ended March 31, 2007, reflect operating revenues of $1.5 million, total operating expenses of $1.9 million, and favorable tax benefits of $0.4 million, including production tax credits of $0.2 million. The results reflect unplanned plant outages in February and March of 2007 due to mechanical and fuel supply problems.

OTHER INCOME AND DEDUCTIONS

CENTRAL HUDSON

         Other income and deductions for Central Hudson decreased $0.6 million in the first quarter of 2007 as compared to the same period in 2006 due to a decrease in pension related regulatory carrying charges due from customers. The decrease resulted from reserve balances upon which these carrying charges are calculated. These balances were significantly reduced due to the recovery, in accordance with the 2006 Order, of accumulated pension costs that were in excess of the revenues earned for those costs.

OTHER BUSINESSES AND INVESTMENTS

         Other income and deductions for CH Energy Group (the holding company) and CHEC's investments in partnerships and other investments (other than Griffith) increased $1.2 million in 2007. This was due to a $0.6 million increase in pre-tax income from Cornhusker Holdings, a $0.4 million increase in income from CHEC's limited partnership interest in two wind farm projects and $0.2 million from other partnership interests.

INTEREST CHARGES

CENTRAL HUDSON

         Interest charges (which relate solely to Central Hudson) increased $0.5 million in the first quarter of 2007 as compared to 2006. The increase is largely due to an increase in long-term debt resulting from the issuance of medium-term notes in November 2006 and March of 2007, the latter to refinance maturing debt.

INCOME TAXES

         Income taxes for Energy Group increased $0.2 million from $12.8 million in the first quarter of 2006 to $13 million in the first quarter of 2007. The increase in income taxes was primarily due to a $3.5 million increase in pretax earnings, which was largely offset by the favorable impact of tax benefits from the Medicare Part D prescription drug program at Central Hudson, as well as production tax credits at CHEC from its renewable energy portfolio.

         Income taxes for Central Hudson decreased $1.2 million from $9.6 million in the first quarter of 2006 to $8.4 million in the first quarter of 2007. The decrease in income taxes was primarily due to a $0.8 million decrease in pretax earnings and the favorable impact of tax benefits from the Medicare Part D prescription drug program.

COMMON STOCK DIVIDENDS

         Reference is made to the caption "Common Stock Dividends and Price Ranges" of Part II, Item 7 of the Corporations' 10-K Annual Report for a discussion of CH Energy Group's dividend payments. On March 30, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2007, to shareholders of record as of April 10, 2007.

OTHER MATTERS

         CHANGES IN ACCOUNTING STANDARDS: See Note 1 - "Summary of Significant Accounting Policies" and Note 3 - "New Accounting Standards and Other FASB Projects" for discussion of relevant changes, which discussion is incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

         Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including "anticipates," "intends," "estimates," "believes," "projects," "expects," "plans," "assumes," "seeks," and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants' future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements. Those factors include, but are not limited to: weather; fuel prices; corn and ethanol prices; plant capacity factors; energy supply and demand; interest rates; potential future acquisitions; developments in the legislative, regulatory, and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

         Reference is made to Part II, Item 7A of the Corporations' 10-K Annual Report for a discussion of market risk. There has been no material change in either the market risks or the practices employed by CH Energy Group and Central Hudson to mitigate these risks discussed in the Corporations' 10-K Annual Report. For related discussion on this activity, see, in the Consolidated Financial Statements of the Corporations' 10-K Annual Report, Note 1 - "Summary of Significant Accounting Policies" under the caption "Accounting for Derivative Instruments and Hedging Activities" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under subcaption "Capital Resources and Liquidity."

ITEM 4 - CONTROLS AND PROCEDURES

         The Chief Executive Officer and Chief Financial Officer of CH Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on that evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrants' controls and procedures are effective for recording, processing, summarizing, and reporting information required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

         There were no changes to the Registrants' internal control over financial reporting that occurred during the Registrants' last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CENTRAL HUDSON:

FORMER MANUFACTURED GAS PLANT FACILITIES

         For information about investigations and remediation efforts involving MGP facilities owned or operated by Central Hudson or its predecessors, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I,
Item 1 of this Quarterly Report on Form 10-Q under the subcaption "Former Manufactured Gas Plant Facilities," which is incorporated herein by reference.

LITTLE BRITAIN ROAD

         For information about the Little Britain Road site, see Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Little Britain Road" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ORANGE COUNTY LANDFILL

         For information about the Orange County Landfill matter, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Orange County Landfill" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ASBESTOS LITIGATION

         For information about asbestos lawsuits to which Central Hudson is a party, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statement included in that report and Note 11 - "Commitments and Contingencies" to the financial statements under the subcaption "Asbestos Litigation" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

CHEC:

         For information concerning Griffith's remediation efforts at the Kable Oil bulk plant in West Virginia, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in

Part I, Item 1 of this Quarterly Report on Form 10-Q under the caption "CHEC," which is incorporated herein by reference.

         For information concerning Griffith's remediation efforts in Connecticut, see Item 3 of the Corporations' 10-K Annual Report and Note 11 - "Commitments and Contingencies" to the financial statements included in that report and Note 11 - "Commitments and Contingencies" to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under the caption "CHEC," which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

         For a discussion identifying risk factors that could cause actual results to differ materially from those anticipated, see the discussion under
Item 1A - Risk Factors of the Corporations' 10-K Annual Report.

         CENTRAL HUDSON'S RATE PLANS LIMIT ITS ABILITY TO PASS THROUGH INCREASED COSTS TO ITS CUSTOMERS; IF CENTRAL HUDSON'S RATE PLANS ARE MODIFIED BY STATE REGULATORY AUTHORITIES, CENTRAL HUDSON'S REVENUES MAY BE LOWER THAN EXPECTED

         As a transmission and distribution company delivering electricity and natural gas within New York State, Central Hudson is regulated by the PSC, which regulates retail rates, terms and conditions of service, various business practices and transactions, financings, and transactions between Central Hudson and CH Energy Group or CH Energy Group's other subsidiaries.

         The Rate Plans under which Central Hudson operated from November 2001 through June 30, 2006, were superseded by a new Rate Plan (i.e., the 2006 Order) covering the three-year period from July 1, 2006, to June 30, 2009. Rate Plans generally may not be changed during their respective terms, absent unusual circumstances. As a result, the new Rate Plan may not fully reflect all of the future trends in revenues (including but not limited to those related to weather patterns and energy conservation), expenses, construction costs, and other important factors that will determine Central Hudson's financial performance.

         Moreover, proceedings have recently been established by the PSC to review policies promoting competitive retail markets, to develop hedging guidelines and performance measures, and to solicit proposals to promote efficient energy use through the establishment of revenue decoupling mechanisms. The Governor of New York has announced an energy strategy with both supply and demand side components. Additionally, there may be federal energy legislation enacted at some juncture. These potential changes in New York State and federal policy may lead to changes to the Rate Plans applicable to Central Hudson or may otherwise impact the company's financial performance. Additionally, the governor of New York has announced an energy strategy with both supply and demand side components. This strategy, as well as any changes to federal energy policies, may also result in changes to Central Hudson's Rate Plan and impact the company's financial performance.

         The previous effective Rate Plans and the new Rate Plan and the 2006 Joint Proposal (which formed the basis for the 2006 Order) are discussed in Note 2 -

"Regulatory Matters" to the Consolidated Financial Statements of the Corporations' 10-K Annual Report.

ITEM 6.  EXHIBITS

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

           Exhibit No.
          Regulation S-K
             Item 601
           Designation          Exhibit Description

         10.1 Distribution Agreement dated March 19, 2007 between Central Hudson Gas and Electric Corporation and Bank of America Securities LLC, J.P. Morgan Securities Inc. and Mc Donald Investments Inc., as agents [incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed by Central Hudson Gas and Electric Corporation on March 20, 2007].

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

                                            CH ENERGY GROUP, INC.
                                                 (Registrant)

                         By:                  /s/ Donna S. Doyle
                              --------------------------------------------------
                                                Donna S. Doyle
                                  Vice President - Accounting and Controller


                                  CENTRAL HUDSON GAS & ELECTRIC CORPORATION
                                               (Co-Registrant)

                         By:                  /s/ Donna S. Doyle
                              --------------------------------------------------
                                                Donna S. Doyle
                                          Vice President - Accounting

Dated: May 2, 2007

                                  EXHIBIT INDEX

         Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

           Exhibit No.
          Regulation S-K
             Item 601
           Designation          Exhibit Description

         10.1 Distribution Agreement dated March 19, 2007 between Central Hudson Gas and Electric Corporation and Bank of America Securities LLC, J.P. Morgan Securities Inc. and Mc Donald Investments Inc., as agents [incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed by Central Hudson Gas and Electric Corporation on March 20, 2007].

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