Form 10-Q
period 2007-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2007-11-02
CIK 18647, 1061393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q (Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended......................................................September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...............................to..............................................

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4879 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4879 (845) 452-2000	14-0555980

                Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                Yes  ☒      No  ☐

                Indicate by check mark whether CH Energy Group, Inc. is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether Central Hudson Gas & Electric Corporation is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

                Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                Yes  ☐      No  ☒

                Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                Yes  ☐      No  ☒

                As of the close of business on November 1, 2007, (i) CH Energy Group, Inc. had outstanding 15,762,000 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

                CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED September 30, 2007 INDEX

Filing Format

This Quarterly Report on Form 10-Q is a combined quarterly report being filed by two different registrants: CH Energy Group, Inc. (“CH Energy Group”) and Central Hudson Gas & Electric Corporation (“Central Hudson”), a wholly owned subsidiary of CH Energy Group. Except where the content clearly indicates otherwise, any reference in this report to CH Energy Group includes all subsidiaries of CH Energy Group, including Central Hudson. Central Hudson makes no representation as to the information contained in this report in relation to CH Energy Group and its subsidiaries other than Central Hudson.

PART I - FINANCIAL INFORMATION

Item I - Consolidated Financial Statements

CH ENERGY GROUP, INC. CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	For the 3 Months Ended September 30,
	2007	2006

	(Thousands of Dollars)
Operating Revenues
Electric	$167,949	$154,723
Natural gas	21,622	18,384
Competitive business subsidiaries	70,545	66,713

Total Operating Revenues	260,116	239,820

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	107,706	95,665
Purchased natural gas	13,579	10,663
Purchased petroleum	54,247	52,651
Other expenses of operation - regulated activities	38,589	31,698
Other expenses of operation - competitive business subsidiaries	17,409	12,668
Depreciation and amortization	8,956	8,843
Taxes, other than income tax	8,990	8,968

Total Operating Expenses	249,476	221,156

Operating Income	10,640	18,664

Other Income and Deductions
Income from unconsolidated affiliates	171	334
Interest on regulatory assets and investment income	1,685	1,968

Other - net	—	(93)

Total Other Income	1,856	2,209

Interest Charges
Interest on long-term debt	4,616	4,115
Interest on regulatory liabilities and other interest	1,340	1,147

Total Interest Charges	5,956	5,262

Income Before Income Taxes and Preferred Dividends of Subsidiary	6,540	15,611

Income Taxes	1,885	4,392
Minority Interest	84	7

Income Before Preferred Dividends of Subsidiary	4,571	11,212
Cumulative Peferred Stock Dividends of Subsidiary	242	242

Net Income	4,329	10,970

Dividends Declared on Common Stock (Note 1)	—	8,511

Balance Retained in the Business	$4,329	$2,459

Common Stock:
Average Shares Outstanding - Basic	15,762	15,762
- Diluted	15,785	15,777

Earnings Per Share - Basic	$0.27	$0.70
- Diluted	$0.27	$0.70

Dividends Declared Per Share (Note 1)	$0.00	$0.54

See Notes to Consolidated Financial Statements
1

PART I - FINANCIAL INFORMATION

Item I - Consolidated Financial Statements

CH ENERGY GROUP, INC. CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	For the 9 Months Ended September 30,
	2007	2006

	(Thousands of Dollars)
Operating Revenues
Electric	$470,069	$398,700
Natural gas	126,055	125,651
Competitive business subsidiaries	278,354	246,592

Total Operating Revenues	874,478	770,943

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	298,974	245,114
Purchased natural gas	84,841	87,718
Purchased petroleum	209,625	193,022
Other expenses of operation - regulated activities	115,747	90,193
Other expenses of operation - competitive business subsidiaries	53,958	43,222
Depreciation and amortization	27,086	26,920
Taxes, other than income tax	26,137	25,089

Total Operating Expenses	816,368	711,278

Operating Income	58,110	59,665

Other Income and Deductions
Income from unconsolidated affiliates	1,715	1,265
Interest on regulatory assets and investment income	6,079	7,660
Other - net	(1,018)	(127)

Total Other Income	6,776	8,798

Interest Charges
Interest on long-term debt	13,603	12,139
Interest on regulatory liabilities and other interest	3,212	3,130

Total Interest Charges	16,815	15,269

Income Before Income Taxes and Preferred Dividends of Subsidiary	48,071	53,194

Income Taxes	16,141	19,250
Minority Interest	(13)	(121)

Income Before Preferred Dividends of Subsidiary	31,943	34,065
Cumulative Preferred Stock Dividends of Subsidiary	727	727

Net Income	31,216	33,338
Dividends Declared on Common Stock (Note 1)	17,023	25,534

Balance Retained in the Business	$14,193	$7,804

Common Stock:
Average Shares Outstanding - Basic	15,762	15,762
- Diluted	15,786	15,776

Earnings Per Share - Basic	$1.98	$2.12
- Diluted	$1.97	$2.11

Dividends Declared Per Share (Note 1)	$1.08	$1.62

See Notes to Consolidated Financial Statements
2

CH ENERGY GROUP, INC. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the 3 Months Ended September 30,
	2007	2006

	(Thousands of Dollars)

Net Income	$4,329	$10,970

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
FAS 133 Designated Cash Flow Hedges - net of tax of $(57) and $118	86	(177)
Investments - net of tax of $(4) and $(139)	6	209

Other comprehensive income	92	32

Comprehensive Income	$4,421	$11,002

	For the 9 Months Ended September 30,
	2007	2006

	(Thousands of Dollars)

Net Income	$31,216	$33,338

Other Comprehensive Income:

Net unrealized gains (losses) net of tax and net income realization:
FAS 133 Designated Cash Flow Hedges - net of tax of $(302) and $107	453	(160)
Investments - net of tax of $(401) and $(223)	601	335

Other comprehensive income	1,054	175

Comprehensive Income	$32,270	$33,513

See Notes to Consolidated Financial Statements
3

CH ENERGY GROUP, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS	September 30, 2007	December 31, 2006	September 30, 2006

	(Thousands of Dollars)

Utility Plant
Electric	$798,503	$768,808	$754,429
Natural gas	244,166	239,317	234,103
Common	115,343	112,426	112,173

	1,158,012	1,120,551	1,100,705

Less: Accumulated depreciation	353,867	344,540	346,395

	804,145	776,011	754,310

Construction work in progress	60,868	51,041	55,952

Net Utility Plant	865,013	827,052	810,262

Other Property and Plant - net	30,131	33,822	33,713

Current Assets
Cash and cash equivalents	27,603	24,121	32,195
Short-term investments - available-for-sale securities	20,250	42,611	40,281
Accounts receivable - net of allowance for doubtful accounts of $4.5 million, $5.8 million, and $5.2 million, respectively	101,907	80,862	73,116
Accrued unbilled utility revenues	7,826	9,772	7,122
Other receivables	4,785	7,706	6,017
Fuel, materials and supplies	38,170	27,930	30,530
Regulatory assets	38,332	31,332	20,759

Prepaid income taxes	4,443	11,244	—

Fair value of derivative instruments	143	—	54
Special deposits and prepayments	28,422	23,655	25,666
Accumulated deferred income tax	6,011	5,875	15,925

Total Current Assets	277,892	265,108	251,665

Deferred Charges and Other Assets
Regulatory assets - related to pension plan costs	88,147	99,281	46,273

Regulatory assets - related to other post-employment benefit (OPEB) costs	30,394	36,392	—
Regulatory assets	84,520	83,102	90,483

Intangible asset - pension plan	—	—	18,148
Goodwill	58,450	52,828	52,742
Other intangible assets - net	34,508	27,550	27,560
Unamortized debt expense	4,370	4,041	3,721
Investments in unconsolidated affiliates	12,676	12,651	12,354
Other	24,575	18,705	18,594

Total Deferred Charges and Other Assets	337,640	334,550	269,875

Total Assets	$1,510,676	$1,460,532	$1,365,515

See Notes to Consolidated Financial Statements
4

CH ENERGY GROUP, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED)

CAPITALIZATION AND LIABILITIES	September 30, 2007	December 31, 2006	September 30, 2006

	(Thousands of Dollars)

Capitalization
Common Stock Equity:
Common stock, 30,000,000 shares authorized: 15,762,000 shares outstanding, 16,862,087 shares issued, $0.10 par value	$1,686	$1,686	$1,686
Paid-in capital	351,230	351,230	351,230
Retained earnings	221,248	207,055	205,821
Treasury stock (1,100,087 shares)	(46,252)	(46,252)	(46,252)
Accumulated comprehensive income (loss)	525	(529)	(345)
Capital stock expense	(328)	(328)	(328)

Total Common Shareholders’ Equity	528,109	512,862	511,812

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	403,891	337,889	310,888

Total Capitalization	953,027	871,778	843,727

Current Liabilities
Current maturities of long-term debt	—	33,000	33,000
Notes payable	36,000	13,000	30,000
Accounts payable	38,480	41,840	30,692
Accrued interest	3,432	5,645	3,162
Dividends payable	242	8,754	8,754
Accrued vacation and payroll	6,586	5,963	5,957
Customer advances	22,785	25,732	21,710
Customer deposits	8,065	7,954	7,894

Regulatory liabilities	12,226	21,651	23,409
Fair value of derivative instruments	7,284	3,582	6,717

Accrued environmental remediation costs	2,562	3,400	3,500

Accrued income taxes	—	—	759
Deferred revenues	5,724	5,455	4,383
Other	15,052	14,112	11,776

Total Current Liabilities	158,438	190,088	191,713

Deferred Credits and Other Liabilities
Regulatory liabilities	105,382	107,796	106,151
Operating reserves	5,219	4,906	5,422
Accrued environmental remediation costs	15,542	17,354	17,932
Accrued OPEB costs	70,217	68,818	29,875
Accrued pension costs	43,823	47,299	16,032
Other	13,808	12,566	12,903

Total Deferred Credits and Other Liabilities	253,991	258,739	188,315

Minority Interest	1,454	1,481	1,501

Accumulated Deferred Income Tax	143,766	138,446	140,259

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,510,676	$1,460,532	$1,365,515

See Notes to Consolidated Financial Statements
5

CH ENERGY GROUP, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the 9 Months Ended September 30,
	2007	2006

Operating Activities:	(Thousands of Dollars)

Net Income	$31,216	$33,338

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,085	26,920
Deferred income taxes - net	5,369	6,987
Provision for uncollectibles	3,989	4,506
Undistributed equity in earnings of unconsolidated affiliates	(225)	515
Pension expense	9,760	(5,120)
OPEB expense	7,761	2,970
Regulatory liability - rate moderation	(15,426)	(7,976)
Minority interest	(13)	(121)
Gain on sale of property and plant	(627)	(2,913)

Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(20,167)	28,648
Fuel, materials and supplies	(8,809)	(2,085)
Special deposits and prepayments	(4,767)	(5,148)
Prepaid income taxes	6,801	—
Pension plan contribution	(5,800)	—
OPEB contribution	(4,747)	(3,300)
Accounts payable	(1,749)	(24,416)
Accrued taxes and interest	(2,213)	(1,235)
Customer advances	(2,947)	11,933
Regulatory liability - MGP site remediations	(4,805)	(251)
Deferred natural gas and electric costs	(598)	16,493
Customer benefit fund	—	(3,205)
Other - net	11,668	(3,821)

Net Cash Provided by Operating Activities	30,756	72,719

Investing Activities:

Purchase of short-term investments	(54,451)	(29,731)
Proceeds from sale of short-term investments	76,812	31,550
Proceeds from sale of property and plant	4,574	3,205
Additions to utility plant and other property and plant	(61,599)	(50,827)
Issuance of notes receivable	(3,993)	(2,105)
Proceeds from repayment of notes receivable	—	1,750
Acquisitions made by competitive business subsidiaries	(17,705)	(13,910)
Other - net	(779)	(4,300)

Net Cash Used in Investing Activities	(57,141)	(64,368)

Financing Activities:

Redemption of long-term debt	(33,000)	—
Proceeds from issuance of long-term debt	66,000	—
Net borrowings of short-term debt	23,000	—
Dividends paid on common stock	(25,535)	(25,534)
Debt issuance costs	(598)	(32)

Net Cash Provided by (Used in) Financing Activities	29,867	(25,566)

Net Change in Cash and Cash Equivalents	3,482	(17,215)

Cash and Cash Equivalents - Beginning of Year	24,121	49,410

Cash and Cash Equivalents - End of Period	$27,603	$32,195

Supplemental Disclosure of Cash Flow Information and Non-Cash Investing Activities

Interest paid	$17,442	$18,360

Federal and state income tax paid	$24,818	$10,784

Additions to plant included in accounts payable	$2,599	$3,411

See Notes to Consolidated Financial Statements
6

CENTRAL HUDSON GAS & ELECTRIC CORPORATION CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	For the 3 Months Ended September 30,
	2007	2006

	(Thousands of Dollars)
Operating Revenues
Electric	$167,949	$154,723
Natural gas	21,622	18,384

Total Operating Revenues	189,571	173,107

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	106,255	94,392
Purchased natural gas	13,579	10,663
Other expenses of operation	38,589	31,698
Depreciation and amortization	7,083	7,070
Taxes, other than income tax	8,864	8,877

Total Operating Expenses	174,370	152,700

Operating Income	15,201	20,407

Other Income and Deductions
Interest on regulatory assets and other interest income	1,002	1,100
Other - net	18	62

Total Other Income	1,020	1,162

Interest Charges
Interest on long-term debt	4,616	4,115
Interest on regulatory liabilities and other interest	1,339	1,147

Total Interest Charges	5,955	5,262

Income Before Income Taxes	10,266	16,307

Income Taxes	4,161	5,534

Net Income	6,105	10,773

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$5,863	$10,531

See Notes to Consolidated Financial Statements
7

CENTRAL HUDSON GAS & ELECTRIC CORPORATION CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	For the 9 Months Ended September 30,
	2007	2006

	(Thousands of Dollars)
Operating Revenues
Electric	$470,069	$398,700
Natural gas	126,055	125,651

Total Operating Revenues	596,124	524,351

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	295,268	243,202
Purchased natural gas	84,841	87,718
Other expenses of operation	115,747	90,193
Depreciation and amortization	21,513	21,986
Taxes, other than income tax	25,720	24,835

Total Operating Expenses	543,089	467,934

Operating Income	53,035	56,417

Other Income and Deductions
Interest on regulatory assets and other interest income	4,090	5,149
Other - net	(541)	(256)

Total Other Income	3,549	4,893

Interest Charges
Interest on long-term debt	13,603	12,139
Interest on regulatory liabilities and other interest	3,211	3,130

Total Interest Charges	16,814	15,269

Income Before Income Taxes	39,770	46,041

Income Taxes	15,032	18,090

Net Income	24,738	27,951

Dividends Declared on Cumulative Preferred Stock	727	727

Income Available for Common Stock	$24,011	$27,224

See Notes to Consolidated Financial Statements
8

CENTRAL HUDSON GAS & ELECTRIC CORPORATION CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the 3 Months Ended September 30,
	2007	2006

	(Thousands of Dollars)

Net Income	$6,105	$10,773

Other Comprehensive Income	—	—

Comprehensive Income	$6,105	$10,773

	For the 9 Months Ended September 30,
	2007	2006

	(Thousands of Dollars)

Net Income	$24,738	$27,951

Other Comprehensive Income	—	—

Comprehensive Income	$24,738	$27,951

See Notes to Consolidated Financial Statements
9

CENTRAL HUDSON GAS & ELECTRIC CORPORATION CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS	September 30, 2007	December 31, 2006	September 30, 2006

	(Thousands of Dollars)

Utility Plant
Electric	$798,503	$768,808	$754,429
Natural gas	244,166	239,317	234,103
Common	115,343	112,426	112,173

	1,158,012	1,120,551	1,100,705

Less: Accumulated depreciation	353,867	344,540	346,395

	804,145	776,011	754,310

Construction work in progress	60,868	51,041	55,952

Net Utility Plant	865,013	827,052	810,262

Other Property and Plant - net	416	434	496

Current Assets
Cash and cash equivalents	2,497	1,710	2,776
Accounts receivable - net of allowance for doubtful accounts of $2.7 million, $3.8 million, and $3.8 million, respectively	70,438	48,611	49,260
Accrued unbilled utility revenues	7,826	9,772	7,122
Other receivables	1,654	3,034	2,584
Fuel, materials and supplies - at average cost	31,173	22,804	25,041
Regulatory assets	38,332	31,332	20,759

Prepaid income taxes	3,508	10,477	—
Special deposits and prepayments	22,365	21,009	22,085
Accumulated deferred income tax	5,064	4,600	15,165

Total Current Assets	182,857	153,349	144,792

Deferred Charges and Other Assets
Regulatory assets - related to pension plan costs	88,147	99,281	46,273

Regulatory assets - related to OPEB costs	30,394	36,392	—
Regulatory assets	84,520	83,102	90,483

Intangible asset - pension plan	—	—	18,148
Unamortized debt expense	4,370	4,041	3,721
Other	12,465	12,172	11,153

Total Deferred Charges and Other Assets	219,896	234,988	169,778

Total Assets	$1,268,182	$1,215,823	$1,125,328

See Notes to Consolidated Financial Statements
10

CENTRAL HUDSON GAS & ELECTRIC CORPORATION CONSOLIDATED BALANCE SHEET (UNAUDITED)

CAPITALIZATION AND LIABILITIES	September 30, 2007	December 31, 2006	September 30, 2006

	(Thousands of Dollars)
Capitalization
Common Stock Equity:
Common stock, 30,000,000 shares authorized; 16,862,087 shares issued ($5 par value)	$84,311	$84,311	$84,311
Paid-in capital	174,980	174,980	174,980
Retained earnings	84,221	68,710	62,033
Capital stock expense	(4,961)	(4,961)	(4,961)

Total Common Shareholder’s Equity	338,551	323,040	316,363

Cumulative Preferred Stock Not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	403,891	337,889	310,888

Total Capitalization	763,469	681,956	648,278

Current Liabilities

Current maturities of long-term debt	—	33,000	33,000
Notes payable	36,000	13,000	30,000
Accounts payable	27,936	32,418	23,401
Accrued interest	3,432	5,645	3,161
Dividends payable - preferred stock	242	242	242
Accrued vacation and payroll	5,005	4,682	4,767
Customer advances	8,684	15,907	11,302
Customer deposits	7,943	7,811	7,766
Regulatory liabilities	12,226	21,651	23,409
Fair value of derivative instruments	7,284	2,971	6,431

Accrued income taxes	—	—	6,312
Accrued environmental remediation costs	2,304	3,400	3,500
Other	9,639	8,884	7,410

Total Current Liabilities	120,695	149,611	160,701

Deferred Credits and Other Liabilities
Regulatory liabilities	105,382	107,796	106,151
Operating reserves	4,171	3,936	4,248
Accrued environmental remediation costs	14,161	15,457	16,000
Accrued OPEB costs	70,217	68,818	29,875
Accrued pension costs	43,823	47,299	16,032
Other	13,139	11,802	12,169

Total Deferred Credits and Other Liabilities	250,893	255,108	184,475

Accumulated Deferred Income Tax	133,125	129,148	131,874

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,268,182	$1,215,823	$1,125,328

See Notes to Consolidated Financial Statements
11

CENTRAL HUDSON GAS & ELECTRIC CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the 9 Months Ended September 30,
	2007	2006

Operating Activities:	(Thousands of Dollars)

Net Income	$24,738	$27,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,513	21,986
Deferred income taxes - net	4,401	5,741
Provision for uncollectibles	3,316	3,833
Pension expense	9,760	(5,120)
OPEB expense	7,761	2,970
Regulatory liability - rate moderation	(15,426)	(7,976)
Gain on sale of property and plant	(468)	(2,215)

Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(21,817)	15,232
Fuel, materials and supplies	(8,369)	(1,630)
Special deposits and prepayments	(1,356)	(5,917)
Prepaid income tax	6,969	—
Pension plan contribution	(5,800)	—
OPEB contribution	(4,747)	(3,300)
Accounts payable	(2,871)	(17,483)
Accrued taxes and interest	(2,213)	3,993
Customer advances	(7,223)	6,528
Regulatory liability - MGP site remediations	(4,805)	(251)
Deferred natural gas and electric costs	(598)	16,493
Customer benefit fund	—	(3,205)
Other - net	11,353	(2,330)

Net Cash Provided by Operating Activities	14,118	55,300

Investing Activities:

Proceeds from sale of property and plant	862	2,440
Additions to utility plant	(59,827)	(48,395)
Other - net	(541)	(1,542)

Net Cash Used in Investing Activities	(59,506)	(47,497)

Financing Activities:

Redemption of long-term debt	(33,000)	—
Proceeds from issuance of long-term debt	66,000	—
Net borrowings of short-term debt	23,000	—
Dividends paid on cumulative preferred stock	(727)	(727)
Dividends paid to parent - CH Energy Group	(8,500)	(8,500)
Debt issuance costs	(598)	(32)

Net Cash Provided by (Used In) Financing Activities	46,175	(9,259)

Net Change in Cash and Cash Equivalents	787	(1,456)

Cash and Cash Equivalents - Beginning of Year	1,710	4,232

Cash and Cash Equivalents - End of Period	$2,497	$2,776

Supplemental Disclosure of Cash Flow Information and Non-Cash Investing Activities
Interest paid	$17,442	$15,581

Federal and state income tax paid	$12,322	$6,626

Additions to plant included in accounts payable	$2,599	$3,411

See Notes to Consolidated Financial Statements
12

CH ENERGY GROUP, INC.
CENTRAL HUDSON GAS & ELECTRIC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

                This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”). The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson. CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”). Operating results of CHEC’s wholly owned subsidiary Griffith Energy Services, Inc. (“Griffith”) and CHEC’s Lyonsdale Biomass, LLC (“Lyonsdale”) subsidiary are consolidated in the financial statements of CH Energy Group. The minority interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale.

Unaudited Consolidated Financial Statements

                The accompanying Consolidated Financial Statements of CH Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2006 (the “Corporations’ 10-K Annual Report”).

                CH Energy Group’s and Central Hudson’s balance sheets as of September 30, 2006, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Cash and Cash Equivalents

                For purposes of the Consolidated Statement of Cash Flows, CH Energy Group and Central Hudson consider temporary cash investments with a maturity (when purchased) of three months or less, to be cash equivalents.

Accounting for Derivative Instruments and Hedging Activities

Central Hudson

                Reference is made to the caption “Accounting for Derivative Instruments and Hedging Activities” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. At September 30, 2007, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was an unrealized loss of ($7.3) million. This compares to a fair value at December 31, 2006, of ($3.0) million, and a fair value of ($6.4) million at September 30, 2006, both net unrealized losses. At September 30, 2007, Central Hudson had open derivative contracts hedging approximately 32.8% of its projected electricity requirements for the period October 2007 through December 2007 and 38.0% of its projected natural gas requirements for the period November 2007 through March 2008. Central Hudson recorded actual net losses of ($7.0) million on such hedging activities for the quarter ended September 30, 2007, as compared to a net loss of ($1.3) million for the same period in 2006. Comparative amounts for the nine months ended September 30, 2007, and 2006, were net losses of ($11.7) million and ($7.0) million, respectively.

                Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs, and are deferred for return to or recovery from customers under Central Hudson’s electric and natural gas energy cost adjustment clauses as authorized by the New York State Public Service Commission (“PSC”) and in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 71, titled Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). Central Hudson also entered into weather derivative contracts to hedge the effect of weather on sales of electricity and natural gas. The periods covered were the months of February and March of the heating season ended March 31, 2007, the three months of the heating season ended March 31, 2006, the three months of the cooling season ended August 31, 2007, and the months of July and August 2006. Central Hudson made no settlement payments to or received payments from counter-parties during the nine months ended September 30, 2007. Settlement payments to counter-parties during the nine months ended September 30, 2006 were $0.5 million.

Griffith

                The fair value of Griffith’s open derivative positions at September 30, 2007, and 2006, was not material. The fair value of derivative instruments at December 31, 2006, was a net unrealized loss of ($0.6) million. Derivatives outstanding at September 30, 2007, include call options designated as cash flow hedges for fuel oil purchases from October 2007 through June 2008, which hedge approximately 5.8% of Griffith’s total projected fuel oil requirements for this period. The call options are used only for those customers who seek capped prices. Settlement amounts recorded for the quarter ended September 30, 2007 were not material. Settlement amounts for the quarter ended September 30, 2006 were ($0.6) million. A total actual net loss including premium expense was recorded during the nine months ended September 30, 2007, in the amount of ($0.7) million. A net loss of ($0.6) million was recorded during the same period in 2006.

                Griffith entered into weather derivative contracts for selected months of the heating season ended March 31, 2007, and due to weather that was colder than the contractual ceiling price paid $0.9 million to the related counter-party. The settlement amount for the weather-hedging contract covering the three-month period ended March 31, 2006, was not material.

Parental Guarantees

                CH Energy Group and CHEC have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary’s intended commercial purposes. Reference is made to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report under the captions “Parental Guarantees” and “Product Warranties.”

                The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges. At September 30, 2007, the aggregate amount of subsidiary obligations covered by these guarantees was $7.3 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Depreciation and Amortization

                Reference is made to the caption “Depreciation and Amortization” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. For financial statement purposes, Central Hudson’s depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage value of properties. The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the applicable depreciation rates have been approved by the PSC.

                Financial Accounting Standards Board (“FASB”) SFAS No. 143, titled Accounting for Asset Retirement Obligations (“SFAS 143”), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $47.2 million, $44.6 million, and $44.1 million of net cost of removal as regulatory liabilities as of September 30, 2007, December 31, 2006, and September 30, 2006, respectively. For further information, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Depreciation and Amortization” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

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

                Accumulated depreciation for Griffith was $19.7 million, $17.3 million, and $16.7 million as of September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Accumulated depreciation for Lyonsdale was $1.1 million, $0.6 million and $0.4 million as of September 30, 2007, and December 31, 2006, and September 30, 2006, respectively.

                Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset’s expected useful life. See Note 5 – “Goodwill and Other Intangible Assets” for further discussion.

Earnings Per Share

                Reference is made to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report under the caption “Earnings Per Share.”

                In the calculation of earnings per share (basic and diluted) of CH Energy Group’s common stock (“Common Stock”), earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of CH Energy Group’s stock options and performance shares was 23,097 shares and 15,473 shares for the quarters ended September 30, 2007, and 2006, and 23,473 shares and 14,455 shares for the nine months ended September 30, 2007, and 2006, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented. Excluded from the calculation were options for 18,420 shares for the three-month and nine-month periods ended September 30, 2007, and 35,700 shares for the three-month and nine-month periods ended September 30, 2006. For additional information regarding stock options and performance shares, see Note 10 – “Equity-Based Compensation Incentive Plans.”

Equity-Based Compensation

                CH Energy Group has an equity-based employee compensation plan that is described in Note 10 – “Equity-Based Compensation Incentive Plans.”

FASB Interpretation Number (FIN) 46R – Consolidation of Variable Interest Entities

                Reference is made to the caption “FIN 46 – Consolidation of Variable Interest Entities” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. CH Energy Group and its subsidiaries do not have any interests in special purpose entities and are not affiliated with any variable interest entities that currently require consolidation under the provisions of FIN 46R.

Income Tax

                On April 9, 2007, New York State enacted its 2007 – 2008 budget, which included amendments to the state income tax. Those amendments included a reduction in the Corporate Net Income Tax Rate to 7.1% from 7.5%, as well as the adoption of a single sales factor for apportioning taxable income to New York State. Both amendments are effective January 1, 2007, and are not material to CH Energy Group and Central Hudson.

Reclassification

                Certain amounts in the 2006 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.

Common Stock Dividends

                On March 30, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2007, to shareholders of record as of April 10, 2007. On May 24, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2007, to shareholders of record as of July 10, 2007. On October 2, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 1, 2007, to shareholders of record as of October 12, 2007. Although this dividend was declared at the beginning of the fourth quarter, it represents the third quarter 2007 dividend declaration.

NOTE 2 – REGULATORY MATTERS

                Reference is made to Note 2 – “Regulatory Matters” under captions “Expiring Rate Proceedings – Electric and Natural Gas” and “New Rate Proceedings – Electric and Natural Gas” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Utility Land Sales

Central Hudson

                On April 23, 2007, the PSC issued an Order approving the proposed transfer of Central Hudson’s ownership interest in its 900 kW Groveville Mills Hydroelectric facility and the deferral of any gain realized upon the transfer for the benefit of customers.

                During the nine months ended September 30, 2007, Central Hudson sold utility property, including the Groveville Mills Hydroelectric facility, for $0.3 million in excess of book value plus transaction costs. The excess was recorded as a regulatory liability.

Non-Utility Land Sales

Central Hudson

                During the nine months ended September 30, 2007, Central Hudson sold four parcels of non-utility real property for $0.5 million in excess of book value plus transaction costs, which is recorded as a reduction to Other Expenses of Operation.

 NOTE 3 – NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

                 Reference is made to the captions “New Accounting Standards and Other FASB Projects – Standards Implemented” and “New Accounting Standards and Other FASB Projects – Standards to be Implemented” of Note 1 – “Summary of Significant Accounting Policies” to the Financial Statements of the Corporations’ 10-K Annual Report.

                New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Impact*	Status	Category	Reference	Title	Issued Date	Effective Date

1	Under Assessment	Fair Value	SFAS 159	Establishing the Fair Value Option for Financial Assets and Liabilities	Feb-07	Jan-08

1	Under Assessment	Fair Value	SFAS 157	Fair Value Measurement	Sep-06	Jan-08

1	Under Assessment	Derivatives	FIN 39-1	Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts	Apr-07	Jan-08

2	Implemented	Pension, Postretirement	SFAS 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans	Sep-06	Dec-06

2	Implemented	Taxes	FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109	Jul-06	Jan-07

2	Implemented	Taxes	FIN 48-1	Definition of Settlement in FIN 48	May-07	Jan-07

3	Not Currently Applicable	Derivatives	SFAS 133 Issue B40	Embedded Derivatives: Application of Paragraph 13 (b) to Securitized Interests in Prepayable Financial Assets	Dec-06	Jan-07

3	Not Currently Applicable	Financial Assets	SFAS 156	Accounting for Servicing of Financial Assets	Mar-06	Jan-07

3	Not Currently Applicable	Financial Instruments	SFAS 155	Accounting for Certain Hybrid Financial Instruments, an Amendment of SFAS No. 133 and 140	Feb-06	Jan-07

3	Not Currently Applicable	Derivatives	SFAS 133 Issue G26	Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities that are not Based on a Benchmark Rate	Dec-06	Apr-07

*Impact Key:

1 - No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.

2 - Following the chart, the impacts are separately disclosed as of standard effective dates.

3 - No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries.
19

Standards Under Assessment

                SFAS 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The election is made on an instrument-by-instrument basis, and once made is irrevocable. Eligible instruments include written loan commitments, rights and obligations under insurance contracts and warranties that are not financial instruments, and firm commitments that would otherwise not be recognized at inception and that involve only financial instruments. The statement requires that entities report in earnings unrealized gains and losses on items for which the fair value option has been elected, and recognize upfront costs and fees related to those items in earnings as incurred.

                SFAS 157 will change the definition of fair value, establish a framework for measuring it in accordance with General Accepted Accounting Principles, and expand disclosures about the fair value measurements.

                FSP No. FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the rights to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative agreements if the receivable or payable arises from the same master netting arrangement as the derivative instrument. This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative contracts” (as defined by Statement 133).

Standards Implemented

                SFAS 158 requires an employer that sponsors a defined benefit pension or other post-retirement plans to report the current economic status (i.e., the overfunded or underfunded status) of each such plan in its statement of financial position by measuring plan assets and benefit obligations on the same date as the employer’s assets and liabilities. SFAS 158 became effective for fiscal years ending after December 15, 2006, with an exception for the provision to change the measurement date, which is effective and will be implemented for fiscal years ending after December 15, 2008. The impact of the measurement date change on CH Energy Group’s financial condition, results of operations, and cash flows cannot be determined at this time. Reference is made to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report under the caption “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

                FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement methodology for tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, and disclosure and transition issues. Only tax positions that are more likely than not to be successful may be recognized. No adjustment to the opening balance of retained earnings was recorded upon CH Energy Group’s adoption of FIN 48 in January 2007. Due to no uncertain tax positions, no interest or penalties have been recorded in the financial statements. If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other liabilities” on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income. CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group. The statute of limitations for federal tax years 2004 through 2006 are still open for audit. The New York State income tax return is currently open for audit for tax years 2002 through 2006, and tax years 2002 through 2004 are currently under audit.

                FIN 48-1 clarifies the rules regarding settled tax positions. Under the approach prescribed by FIN 48-1, an enterprise must evaluate all of the following conditions when determining effective settlement: whether a tax authority has examined the tax year; whether or not the enterprise intends to appeal or litigate any aspects of the tax position; and, based on a taxing authority’s widely understood policy, whether the enterprise considers it remote that the taxing authority would subsequently examine or reexamine any of the positions once the examination process is completed. CH Energy Group’s determination of settled positions is consistent with these rules.

NOTE 4 – ACQUISITIONS AND INVESTMENTS

                Reference is made to Note 4 - “Acquisitions and Investments” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Acquisitions

                During the nine months ended September 30, 2007, Griffith acquired fuel distribution companies as follows (in Millions):

3 Month Period Ended	# of Acquired Companies	Purchase Price	Total Intangible Assets(1)	Goodwill(3)	Total Tangible Assets(2)

March 31, 2007	3	$11.4	$9.5	$4.6	$1.9
June 30, 2007	1	$0.2	$0.2	$0.1	—
September 30, 2007	4	$6.1	$5.3	$0.9	$0.8
Total	8	$17.7	$15.0	$5.6	$2.7

(1)	Including goodwill.

(2)	Total tangible assets include $1.5 million in liquid petroleum and spare parts inventory, and $1.2 million in vehicles.

(3)	The amount of purchase price assigned to goodwill is based upon preliminary assessment and may be subject to adjustment.
21

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

                Reference is made to Note 5 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

                Intangible assets include separate, identifiable, intangible assets such as customer lists and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer lists is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.8 million. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment annually in the fourth quarter, and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.

                The components of amortizable intangible assets of CH Energy Group are summarized as follows (in Thousands):

	September 30, 2007		December 31, 2006		September 30, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer Lists	$51,854	$17,578	$42,479	$15,508	$41,758	$14,808
Covenants Not to Compete	1,415	1,183	1,350	771	1,734	1,124
Total Amortizable Intangibles	$53,269	$18,761	$43,829	$16,279	$43,492	$15,932

                Amortization expense was $2.5 million and $2.2 million for each of the nine-month periods ended September 30, 2007, and 2006, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $3.6 million. The carrying amount for goodwill was $58.4 million as of September 30, 2007, $52.8 million as of December 31, 2006, and $52.7 million as of September 30, 2006.

NOTE 6 – SHORT-TERM INVESTMENTS

                CH Energy Group’s short-term investments consist of Auction Rate Securities (“ARS”) and Variable Rate Demand Notes (“VRDN”), which have been classified as current available-for-sale securities pursuant to the provisions of SFAS 115, titled Accounting for Certain Investments in Debt and Equity Securities. ARS and VRDN are debt instruments with a long-term nominal maturity and a mechanism that resets the interest rate at regular intervals. CH Energy Group’s investments include tax-exempt ARS and VRDN with interest rates that are reset anywhere from 7 to 35 days. These investments are available to fund current operations or to provide funding in accordance with CH Energy Group’s strategy to redeploy equity into its subsidiaries. Due to the nature of these securities with regard to their interest rate reset periods, the aggregate carrying value approximates their fair value; as such, it does not impact shareholders’ equity with regard to unrealized gains and losses. The aggregate fair value of these short-term investments was $20.3 million at September 30, 2007, $42.6 million at December 31, 2006, and $40.3 million at September 30, 2006. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in CH Energy Group’s Consolidated Statement of Cash Flows.

NOTE 7 – FUEL, MATERIALS AND SUPPLIES

                Fuel, materials, and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method

Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

The following is a summary of CH Energy Group’s and Central Hudson’s fuel, materials and supplies at September 30, 2007, December 31, 2006, and September 30, 2006 (In Thousands):

	CH Energy Group

	September 30, 2007	December 31, 2006	September 30, 2006

Natural gas	$23,138	$15,640	$17,794
Petroleum products and propane	4,758	3,680	3,887
Fuel used in electric generation	721	393	394
Materials and supplies	9,553	8,217	8,455

Total	$38,170	$27,930	$30,530

	Central Hudson

	September 30, 2007	December 31, 2006	September 30, 2006

Natural gas	$23,138	$15,640	$17,794
Petroleum products and propane	557	493	493
Fuel used in electric generation	371	233	252
Materials and supplies	7,107	6,438	6,502

Total	$31,173	$22,804	$25,041
23

NOTE 8 – LONG-TERM DEBT

                Reference is made to Note 8 – “Capitalization – Long-term Debt” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

                On March 23, 2007, Central Hudson issued $33 million of 30-year, 5.80% Series F notes. The proceeds were used to redeem at maturity $33 million of 5-year, 5.87% Series D Notes, on March 28, 2007. On September 14, 2007, Central Hudson issued an additional $33 million of 10-year 6.028% Series F Notes. The proceeds will be used to finance ongoing investments in capital improvements.

NOTE 9 – POST-EMPLOYMENT BENEFITS

                The following are the components of Central Hudson’s net periodic benefit costs for its pension and other postretirement benefits (“OPEB”) plans for the quarters and nine months ended September 30, 2007, and 2006. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of Financial Staff Position (“FSP”) 106-2, titled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

	Quarter Ended September 30,
	Pension Benefits		OPEB

	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

Service cost	$1,977	$1,985	$1,414	$830

Interest cost	5,928	5,577	3,538	2,005

Expected return on plan assets	(6,999)	(6,709)	(1,739)	(1,496)
Amortization of:
Prior service cost	494	542	(314)	(314)
Transitional obligation (asset)	—	—	642	641

Recognized actuarial loss	3,344	3,240	2,731	1,077

Net periodic benefit cost	$4,744	$4,635	$6,272	$2,743

	Nine Months Ended September 30,
	Pension Benefits		OPEB

	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

Service cost	$5,931	$5,955	$3,241	$2,492

Interest cost	17,783	16,730	7,694	6,015

Expected return on plan assets	(20,998)	(20,127)	(4,907)	(4,489)
Amortization of:
Prior service cost	1,482	1,625	(942)	(942)
Transitional obligation (asset)	—	—	1,924	1,924

Recognized actuarial loss	10,033	9,721	5,249	3,230

Net periodic benefit cost	$14,231	$13,904	$12,259	$8,230

                Decisions to fund Central Hudson’s pension plan (the “Retirement Plan”) are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits. Central Hudson is currently reviewing the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods. Central Hudson contributed $5.8 million to the Retirement Plan in September 2007.

                Employer contributions for OPEB totaled $4.7 million and $3.3 million during the nine months ended September 30, 2007, and 2006, respectively. The total contribution for the 2006 plan year was $4.9 million including a $1.7 million contribution funded in April of 2007. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, and corporate resources. Annual funding for the 2007 plan year is expected to approximate $6.7 million. This includes $1.9 million to be funded in the first quarter of 2008.

                For additional information related to pensions and OPEB, reference is made to Note 9 – “Post-Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

NOTE 10 – EQUITY-BASED COMPENSATION INCENTIVE PLANS

                Reference is made to Note 10 – “Equity-Based Compensation Incentive Plans” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, to the description of CH Energy Group’s Long-Term Performance-Based Incentive Plan (the “2000 Plan”), and to the description of CH Energy Group’s Long-Term Equity Incentive Plan (the “2006 Plan”) described therein.

A summary of the status of performance shares granted to executives under the 2000 Plan and 2006 Plan as of September 30, 2007 is as follows:

Plan	Grant Date	Performance Shares Granted	Performance Shares Outstanding at 9/30/07

2000 Plan	March 24, 2005	23,000	20,900
2006 Plan	April 25, 2006	20,710	18,990
2006 Plan	January 25, 2007	20,920	20,480

                The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award. Due to the retirement of one of CH Energy Group’s executive officers on January 1, 2007, a pro-rated number of shares under the 2005 and 2006 grants were paid out in April 2007. Additionally, outstanding performance shares for all grants were reduced in the second quarter of 2007 for forfeitures.

	Quarter Ended September 30,		Nine Months Ended September 30,

Description	2007	2006	2007	2006

Performance shares – compensation expense	$339,000	$397,000	$696,000	$816,000
Stock options –
Compensation expense	Not material	Not material	Not material	Not material
Balance accrued on outstanding options	$127,000	$213,000	$127,000	$213,000
Intrinsic value of outstanding options	Not material	Not material	Not material	Not material

A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan as of September 30, 2007, is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding at 12/31/06	45,260	$45.87	4.82
Granted	—	—	—
Exercised	(4,780)	44.23
Expired/Forfeited	(180)	48.62

Outstanding at 9/30/07	40,300	$46.05	4.16

Total Shares Outstanding	15,762,000
Potential Dilution	0.3%

                A total of 4,780 non-qualified stock options with exercise prices of $44.06 and $48.62 were exercised during the nine months ended September 30, 2007. The total intrinsic value of options exercised was not material.

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2007, by exercise price:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable	Number of Options Remaining to Vest

$31.94	320	2.25	320	—
$44.06	21,560	3.25	21,560	—
$48.62	18,420	5.25	17,430	990

	40,300	4.16	39,310	990

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

                Reference is made to Note 11 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, to the caption “Electric Purchase Commitments.”

                On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear lndian Point 3, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005 to and including December 31, 2007. On March 6, 2007,  Central Hudson entered into new agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010. On an annual basis, the electricity purchased through the Entergy contracts represents approximately 19% of Central Hudson’s full-service customer requirements, or 832,250 MWh.

Contingencies

                CH Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 11 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report and to which reference is made.

City of Poughkeepsie

                On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced against Central Hudson and other defendants. The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of natural gas. The suits seek an aggregate of $528 million in compensatory damages. Central Hudson has notified its insurance carrier, has denied liability, and is defending the lawsuits. Based on information known to Central Hudson at this time, including information from ongoing discovery proceedings in the lawsuits, Central Hudson believes that the likelihood it will have a liability in these lawsuits is remote.

Environmental Matters

Central Hudson:

                Air

                In October 1999, Central Hudson was informed by the New York State Attorney General (“Attorney General”) that the Danskammer Point Steam Electric Generating Station (“Danskammer Plant”) was included in an investigation by the Attorney General’s Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson “may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits.” In March 2000, the Environmental Protection Agency (“EPA”) assumed responsibility for the investigation. Central Hudson has completed its production of documents requested by the Attorney General, the New York State Department of Environmental Conservation (“DEC”), and the EPA, and believes any permits required for these projects were obtained in a timely manner. Notwithstanding Central Hudson’s sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability depending on the type of remedy, if any, imposed in connection with this matter. Central Hudson presently has insufficient information with which to predict the outcome of this matter.

Former Manufactured Gas Plant Facilities

                Like most late 19th and early 20th century utilities in the northeastern United States, Central Hudson and its predecessors owned and operated manufactured gas plants (“MGPs”) to serve their customers’ heating and lighting needs. MGPs manufactured gas from coal and oil. This process produced certain by-products that may pose risks to human health and the environment.

                The DEC, which regulates the timing and extent of remediation of MGP sites, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central Hudson’s franchise territory. The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement. The DEC has placed five of these sites on the New York State Environmental Site Remediation Database. A number of the eight sites are now owned by third parties and have been redeveloped for other uses.

                Central Hudson spent approximately $5.2 million during the nine months ended September 30, 2007, related to site investigation and remediation. Based on the 2006 PSC Rate Order (i.e. the 2006 Order), on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation & Remediation Costs which totaled $0.4 million as of September 30, 2007. In addition, Central Hudson has developed estimates of the potential remediation costs for four of the eight identified MGP sites indicating that the total costs could exceed $125 million over the next 30 years.  These estimates were based on DEC-approved remediation plans for two sites, and conceptual plans for the other two sites. The cost estimates involve assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and are based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. These cost estimates also assume that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC approval.

                Prior to 2007, Central Hudson recorded a $19.5 million estimated liability regarding two of the four sites for which it has estimated future costs. This amount represented the low end of the range of cost estimates for these two sites since no amount within the range was considered to be most likely. Based on the actual expenditures from the remediation completed to date and the latest cost projections, Central Hudson has increased its estimated liability by $1.7 million. As of September 30, 2007, $16.5 million of the estimated liability has not been spent; $2.3 million of the estimated liability is expected to be spent over the next twelve months.

                Nothing has been accrued in connection with the other two sites for which Central Hudson has estimated future costs developed from conceptual plans because, absent DEC-approved remediation plans, management cannot estimate what cost, if any, will be incurred.

                With regard to the remaining four sites not discussed above, Central Hudson now believes that it has no liability for two of these sites. For one of these sites, records show that Central Hudson did not own or operate the site. Central Hudson has submitted its findings to the DEC and is awaiting the DEC’s response. Testing performed at the second site has not revealed any data to indicate remediation is required. Central Hudson has submitted its findings to the DEC and the DEC has agreed that no further investigation or remedial action is required at that site.

                For one of the remaining four MGP sites, Central Hudson has reached agreement with the DEC on the scope of remediation work and completed the remediation work during the third quarter of 2007. The expenditures for this remediation work were $0.7 million.

                For the last of the remaining four MGP sites, Central Hudson estimates that it will be at least 2-3 years before sufficient data has been obtained to estimate the potential remediation costs. Testing at this site started in September 2007.

                Central Hudson has become aware of information contained in a DEC Internet website indicating that, in addition to the eight sites referenced above, Central Hudson is attributed with responsibility for three additional MGP sites. Central Hudson does not believe that it ever owned one of these three additional sites, and it believes that another of the identified locations was never an MGP site. Central Hudson has provided the DEC with this information about the two sites but it has not yet received a formal response.  With respect to the third site, Central Hudson has provided the DEC with information that it believes demonstrates Central Hudson has no responsibility for the site, and Central Hudson is awaiting the DEC’s response.

                Central Hudson has obtained a copy of a publication developed by the DEC entitled “New York State’s Approach to the Remediation of Former Manufactured Gas Plant Sites.” The DEC has indicated that this publication will be distributed to municipal and elected officials throughout the state. Within the publication, Central Hudson is listed as having seven MGP sites currently identified, with six under clean-up agreements. Central Hudson does not know what implications, if any; this publication poses regarding MGP clean-up agreements and remediation schedules.

                Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson’s current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs through insurance and/or customers via collection in rates.

                Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities. Certain of these insurers have denied coverage. Furthermore, pursuant to the 2006 Order, Central Hudson is permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.

                Little Britain Road

                In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York. In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA. In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time. Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria. Deep groundwater wells were installed in 2005 and 2006, which also show contaminants exceeding DEC criteria. The DEC responded with a request for a plan to address the situation. Negotiations between DEC and Central Hudson regarding additional site work and closure of the VCA are ongoing. Central Hudson has submitted a proposal to DEC for limited additional site work, and closure of the VCA. Although at this time Central Hudson does not have sufficient information to estimate potential remediation costs, Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this matter.

                Newburgh Consolidated Iron Works

                By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. (“Consolidated Iron”), a Superfund site located in Newburgh, New York. Sampling by the EPA indicated that lead and polychlorinated biphenyls (or “PCBs”) are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site. No records were found which indicate that the material sold by Central Hudson to Consolidated Iron contained or was a hazardous substance. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

                Asbestos Litigation

                As of October 15, 2007, of the 3,310 asbestos cases brought against Central Hudson, 1,183 remain pending. Of the cases no longer pending against Central Hudson, 1,976 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 151 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial position, results of operations, or cash flows.

CHEC:

                Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith’s Kable Oil Bulk Plant, located in West Virginia. The State of West Virginia has indicated that some additional remediation will be required, and Griffith has received an estimate of $300,000 for the environmental remediation. During the nine months ended September 30, 2007, $177,000 was spent on site remediation efforts. In addition, Griffith spent $81,000 on remediation efforts in Maryland, Virginia, and Connecticut in 2007. Griffith is to be reimbursed $275,000 from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

                Griffith has a reserve for environmental remediation which is $1.6 million as of September 30, 2007, of which approximately $258,000 is expected to be spent in the next twelve months.

Other Matters

Central Hudson

                Central Hudson is involved in various other legal and administrative proceedings incidental to its business which are in various stages. While these matters collectively could involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial positions, results of operations, or cash flows.

NOTE 12 – SEGMENTS AND RELATED INFORMATION

                Reference is made to Note 12 – “Segments and Related Information” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

                CH Energy Group’s reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith. The investments and business development activities of CH Energy Group and the renewable energy and investment activities of CHEC, including its ownership interests in ethanol, wind, and biomass energy projects, are reported under the heading “Other Businesses and Investments.”

                Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, Central Hudson property common to both electric and natural gas segments, and the depreciation of Central Hudson’s common property have been allocated in accordance with practices established for regulatory purposes.

                Central Hudson’s and Griffith’s operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period. Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

CH Energy Group, Inc. Segment Disclosure

(In Thousands, Except Earnings Per Share)	Quarter Ended September 30, 2007
	Central Hudson		Griffith	Other Businesses and Investments		Eliminations		Total
	Electric	Natural Gas

Revenues from external customers	$167,949	$21,622	$67,725	$2,820		$—		$260,116
Intersegment revenues	5	34	—	—		(39)		—
Total Revenues	167,954	21,656	67,725	2,820		(39)		260,116
Income before income taxes	12,586	(2,562)	(5,525)	1,715		—		6,214
Net income	7,587	(1,724)	(3,315)	1,781		—		4,329
Earnings per share – diluted	0.48	(0.11)	(0.21)	0.11	(1)	—		0.27
Segment assets at September 30, 2007	$959,633	$308,549	$163,400	$79,565		$(471	)(2)	$1,510,676

(1)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.04 per share, with the balance of $0.07 per share resulting primarily from interest income.

(2)	Includes minority owner’s interest of $1,454 related to Lyonsdale and elimination of affiliates’ accounts receivable of ($1,925).

CH Energy Group, Inc. Segment Disclosure

(In Thousands, Except Earnings Per Share)	Quarter Ended September 30, 2006
	Central Hudson		Griffith	Other Businesses and Investments		Eliminations		Total
	Electric	Natural Gas

Revenues from external customers	$154,723	$18,384	$64,266	$2,447		$—		$239,820
Intersegment revenues	5	38	—	—		(43)		—
Total Revenues	154,728	18,422	64,266	2,447		(43)		239,820
Income before income taxes	17,423	(1,358)	(3,882)	3,179		—		15,362
Net income	11,207	(676)	(2,329)	2,768		—		10,970
Earnings per share – diluted	0.71	(0.04)	(0.15)	0.18	(1)	—		0.70
Segment assets at September 30, 2006	$835,986	$289,342	$141,285	$99,219		$(317	)(2)	$1,365,515

(1)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.12 per share, with the balance of $0.06 per share resulting primarily from interest income.

(2)	Includes minority owner’s interest of $1,501 related to Lyonsdale and elimination of affiliates’ accounts receivable of ($1,818).
33

CH Energy Group, Inc. Segment Disclosure

(In Thousands, Except Earnings Per Share)	Nine Months Ended September 30, 2007
	Central Hudson		Griffith	Other Businesses and Investments		Eliminations	Total
	Electric	Natural Gas

Revenues from external customers	$470,069	$126,055	$271,507	$6,847		$—	$874,478
Intersegment revenues	12	240	—	—		(252)	—
Total Revenues	470,081	126,295	271,507	6,847		(252)	874,478
Income before income taxes	30,922	8,121	2,752	5,562		—	47,357
Net income	19,080	4,931	1,651	5,554		—	31,216
Earnings per share – diluted	1.21	0.31	0.10	0.35	(1)	—	1.97
Segment assets at September 30, 2007	$959,633	$308,549	$163,400	$79,565		$(471) (2)	$1,510,676

(1)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.14 per share, with the balance of $0.21 per share resulting primarily from interest income.

(2)	Includes minority owner’s interest of $1,454 related to Lyonsdale and elimination of affiliates’ accounts receivable of ($1,925).

CH Energy Group, Inc. Segment Disclosure

(In Thousands, Except Earnings Per Share)	Nine Months Ended September 30, 2006
	Central Hudson		Griffith	Other Businesses and Investments		Eliminations	Total
	Electric	Natural Gas

Revenues from external customers	$398,700	$125,651	$242,325	$4,267		$—	$770,943
Intersegment revenues	11	277	—	—		(288)	—
Total Revenues	398,711	125,928	242,325	4,267		(288)	770,943
Income before income taxes	33,615	11,699	(92)	7,366		—	52,588
Net income	20,515	6,709	(55)	6,169		—	33,338
Earnings per share – diluted	1.30	0.43	(0.01)	0.39	(1)	—	2.11
Segment assets at September 30, 2006	$835,986	$289,342	$141,285	$99,219		$(317) (2)	$1,365,515

(1)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.18 per share, with the balance of $0.21 per share resulting primarily from interest income.

(2)	Includes minority owner’s interest of $1,501 related to Lyonsdale and elimination of affiliates’ accounts receivable of ($1,818).
34

Central Hudson Gas & Electric Corporation Segment Disclosure

(In Thousands)	Quarter Ended September 30, 2007

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$167,949	$21,622	$—	$189,571
Intersegment revenues	5	34	(39)	—
Total Revenues	167,954	21,656	(39)	189,571
Income before income taxes	12,828	(2,562)	—	10,266
Income available for common stock	7,587	(1,724)	—	5,863
Segment assets at September 30, 2007	$959,633	$308,549	$—	$1,268,182

Central Hudson Gas & Electric Corporation Segment Disclosure

(In Thousands)	Quarter Ended September 30, 2006

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$154,723	$18,384	$—	$173,107
Intersegment revenues	5	38	(43)	—
Total Revenues	154,728	18,422	(43)	173,107
Income before income taxes	17,665	(1,358)	—	16,307
Income available for common stock	11,207	(676)	—	10,531
Segment assets at September 30, 2006	$835,986	$289,342	$—	$1,125,328

Central Hudson Gas & Electric Corporation Segment Disclosure

(In Thousands)	Nine Months Ended September 30, 2007

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$470,069	$126,055	$—	$596,124
Intersegment revenues	12	240	(252)	—
Total Revenues	470,081	126,295	(252)	596,124
Income before income taxes	31,496	8,274	—	39,770
Income available for common stock	19,080	4,931	—	24,011
Segment assets at September 30, 2007	$959,633	$308,549	$—	$1,268,182

Central Hudson Gas & Electric Corporation Segment Disclosure

(In Thousands)	Nine Months Ended September 30, 2006

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$398,700	$125,651	$—	$524,351
Intersegment revenues	11	277	(288)	—
Total Revenues	398,711	125,928	(288)	524,351
Income before income taxes	34,160	11,881	—	46,041
Income available for common stock	20,515	6,709	—	27,224
Segment assets at September 30, 2006	$835,986	$289,342	$—	$1,125,328
35

NOTE 13 – CAPITALIZATION – COMMON AND PREFERRED STOCK

                Reference is made to the caption “Repurchase Program” of Note 7 – “Capitalization – Common and Preferred Stock” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

                On July 27, 2007, the Board of Directors of CH Energy Group extended and amended the Common Stock Repurchase Program (the “Program”) of the Company, which was originally authorized on July 25, 2002. As amended, the Program authorizes the repurchase of up to 2,000,000 shares (excluding shares purchased before July 31, 2007) or approximately 13% of the Company’s outstanding common stock, from time to time, during the next five years, i.e., through July 31, 2012. The extended and amended Program is effective as of July 31, 2007.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXECUTIVE SUMMARY Business Overview CH Energy Group is a holding company with four business segments:

(1) Central Hudson’s regulated electric utility business;

(2) Central Hudson’s regulated natural gas utility business;

(3) Griffith’s fuel distribution business; and

(4) CHEC’s investments in renewable energy supply, energy efficiency, an energy sector venture capital fund, and other investments of CH Energy Group, consisting primarily of investments in liquid short-term securities and inter-company interest income.

A breakdown of CH Energy Group’s operating revenues and net income by segment for the three and the nine months ended September 30, 2007, is below.

                The change in composition of net income for the three months ended September 30, 2007, versus nine months ended September 30, 2007 is due to the seasonal nature of Central Hudson’s natural gas business and Griffith’s fuel distribution business. The highest concentration of net income for these two businesses is during the heating season months of January through March and November through December.

Central Hudson

                Central Hudson delivers electricity and natural gas to approximately 371,000 customers in a defined service territory in the Mid-Hudson Valley region of New York State. Consistently ranking among the lowest cost electric utilities in New York State, Central Hudson’s earnings are derived primarily from customer delivery charges. In addition to delivering electricity and natural gas, Central Hudson procures supplies of electricity and natural gas for a majority of its customers. With authorization from the PSC, Central Hudson recovers these supply costs from customers without deriving profits from these activities.

                Central Hudson’s rates are regulated by the PSC, which is responsible for setting rates at a level that will recover the cost to provide safe and reliable service and provide a fair and reasonable return on the capital invested by shareholders.

                In addition to providing safe and reliable service, management’s attention is focused on managing costs and customer rate stabilization, and thus maintaining above average levels of customer satisfaction. This approach promotes high customer satisfaction and positive regulatory relations, which should translate into opportunities for shareholders.

                Lower sales than reflected in the 2006 Rate Order may occur as a result of changes in usage patterns due to factors external to Central Hudson, such as weather, the price of energy, economic conditions, the loss of major customers or additions of fewer new customers. With increasing energy prices and heightened consumer awareness of the need to conserve energy, Central Hudson is at risk of having sales volumes that are lower than those upon which the 2006 Rate Order was based. Such lower volumes will, absent other factors such as expense reductions, reduce the Company’s earnings and cash flow. Implementation of a revenue decoupling mechanism (RDM) would reduce this risk. On September 25, 2007, Central Hudson filed a proposed energy efficiency program with the PSC, which includes an RDM.

Griffith

                 Griffith serves approximately 102,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Pennsylvania, Rhode Island, Virginia, and West Virginia. Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment. Griffith’s gross profit by petroleum product and service and installations for the three and nine months ended September 30, 2007, is illustrated below.

During the first nine months of 2007, Griffith’s acquisitions strategy contributed favorably to earnings. In addition to the nine companies acquired in 2006, Griffith acquired eight companies during the nine months ended September 30, 2007, which
39

increased the company’s customer base, providing additional sales during the heating season. Griffith’s earnings were also favorably impacted by higher petroleum margins.

                Griffith’s strong brand and marketing programs, effective cost management practices, strong customer service capabilities, and access to capital for a continuing acquisition program should be competitive advantages in the fuel distribution market and are expected to drive improvements in Griffith’s financial performance over time.

Other Businesses and Investments

                In addition to Griffith, CHEC derives earnings through investments in the competitive energy markets. CHEC’s investment objectives are to increase earnings and cash flow while limiting earnings volatility to a level that management believes is acceptable. CHEC faces strong competition for investment opportunities in the energy industry. The existence of this competition may make it difficult to make investments that offer appropriate risk-adjusted returns or may slow the rate at which such investments can be made. Increasing government support for certain investments (e.g., those related to renewable energy sources) has made such investments more attractive but has also resulted in increased competition for available opportunities.

Overview of Third Quarter and Year-to-Date Results

                CH Energy Group’s earnings during the third quarter of 2007 totaled $0.27 per share versus the $0.70 per share earnings during the third quarter of 2006. It is expected that the energy holding company will attain its year-end projected consolidated earnings of between $2.55 and $2.80 per share. Year-to-date earnings per share stand at $1.98, in comparison to $2.12 for the first three quarters of 2006.

                Changes in regulatory provisions and a number of significant, favorable, unusual items had contributed $0.31 per share to the third-quarter results of the prior year, when earnings per share totaled $0.70. The 2007 third-quarter results were more typical of prior third-quarter results.

                CH Energy Group’s business plan anticipated this quarterly outcome, recognizing both the unique circumstances that had shaped third-quarter results last year and the seasonality of its business units; however, most importantly, CH Energy Group remains on target to reach its 2007 earnings projections.

                The following summarizes quarterly results by business unit:

Central Hudson Gas & Electric Corporation

                The utility earned $0.37 per share during the third quarter, as compared to the $0.67 per share it posted during the same period of the prior year. Of the $.30 per share variation, $0.21 are attributable to those unusual items that occurred in the third quarter of last year; the remaining $0.09 per share were due to increased expenses – largely the additional costs incurred to accelerate Central Hudson’s tree trimming program

(which includes vegetation management) in order to improve the reliability of service for its electric customers.

                It is projected that Central Hudson will contribute between $1.90 and $2.00 to annual earnings per share. Earnings per share year to date total $1.52.

Griffith Energy Services, Inc.

                The fuel distribution subsidiary posted a loss of $0.21 per share, as compared to the $0.15 per share loss it incurred during the same quarter of 2006. The seasonal nature of Griffith’s operations typically produces a loss during the third quarter, but this year several significant acquisitions were made, which also impacted the results. While creating a drag on the third quarter, the new acquisitions are expected to be accretive to earnings beginning in the fourth quarter of 2007 and on an annualized basis.

                Griffith invested $16 million in eight acquisitions during the first three quarters of 2007, acquiring 15,300 additional customers and moving into a new geographic market. The fuel distribution subsidiary now serves approximately 102,000 customers, an 18-percent increase over the same period of last year.

                Griffith’s year-to-date earnings per share were $0.11, as compared to the break-even level posted during the same three quarters of 2006. $0.02 of the $0.11 per share resulted from acquisitions completed during 2007, with the remainder due largely to improved margins on petroleum sales and services, as well as $0.06 per share due to colder weather. CH Energy Group projects annual earnings per share from the subsidiary to total between $0.25 and $0.30 per share.

Other Businesses & Investments

                Quarterly earnings per share for other businesses and investments, including the Company’s renewable energy portfolio, totaled $0.11 per share during the quarter, down from $0.18 during the third quarter of last year. The absence of a significant and unusual item in this year’s third quarter was the primary reason for the quarter-over-quarter difference. Earnings per share for the first three quarters of 2007 from these investments totaled $0.35 per share, $0.04 lower than the same period of 2006.

                Annual earnings per share for CH Energy Group’s other businesses are projected to total between $0.40 and $0.50 per share for 2007, and it is projected that CH Energy Group’s consolidated earnings per share for all business units will total between $2.55 and $2.80 per share.

PSC PROCEEDINGS

Non-Utility Land Sales

                For further information regarding non-utility land sales, see Note 2 – “Regulatory Matters.”

Other PSC Proceedings and Administration Initiatives

                On October 19, 2007, the PSC issued an Order in Case 07-E-0437 – New York Solar Energy Industries Association and Sustainable Hudson Valley – Joint Petition to Expand the Ceiling on the Photovoltaic Net Metering Load for Central Hudson Gas and Electric Corporation from 1.2 MW to 3.0 MW. Under Public Service Law (PSL) § 66-j, electric utilities are required to provide net metering to residential Photovoltaic (PV) generation systems sized at 10 kW or less. PSL § 66-j also allows the PSC to set a ceiling on the amount of PV capacity a utility must net meter. This Order raised the PV net metering ceiling for Central Hudson from 1.8 MW, the level set in a June 21, 2007 Order issued by the PSC in this proceeding, to 10 MW. This Order also authorizes Central Hudson to defer delivery revenue losses attributable to PV penetration in excess of the 0.8 MW level assumed in its existing Rate Plan for the period July 1, 2007 through June 30, 2009.

                On September 25, 2007, Central Hudson filed a petition with the PSC seeking expedited consideration and approval of interim electric, gas and low-income energy efficiency programs, electric and gas revenue decoupling mechanisms, and deferral accounting authorizations. The petition was accompanied by a filing providing detailed descriptions of Central Hudson’s proposed energy efficiency programs, including analyses demonstrating cost effectiveness. The programs are targeted at residential, small commercial and industrial, and low-income customer segments, and consist of a range of incentives for high efficiency measures including lighting, appliances, heating and cooling equipment, energy audits, and weatherization. In addition, the programs include a comprehensive customer outreach and education effort. The company has proposed implementing the proposed programs within three months following approval. Neither CH Energy Group nor Central Hudson can predict the final outcome of the petition’s energy efficiency initiative or revenue decoupling mechanisms.

                On April 24, 2007, the PSC issued an Order in Case 07-M-0458 - Proceeding on Motion of the Commission to Review Policies and Practices Intended to Foster the Development of Competitive Retail Energy Markets. This Order encouraged interested parties to examine and submit comments on existing programs and practices of New York State (“NYS”) utilities that promote retail market development focusing on whether programs are still necessary; if market participants are improperly subsidized; if risks and expenses are properly allocated among ratepayers, utilities and market participants; and, also, the need to continue programs or practices to prevent the re-building of barriers to entry in the competitive markets. The Order also calls for the review and evaluation of utility specific programs, practices and policies in ongoing and future electric and gas rate proceedings.

                On April 20, 2007, the PSC issued an Order in Cases 03-E-0640 and 06-G-0746 - Proceeding on Motion of the Commission to Investigate Potential Electric and Gas Delivery Rate Disincentives Against the Promotion of Energy Efficiency, Renewable Technologies and Distributed Generation. The Order directed Central Hudson and other NYS utilities to develop proposals for delivery service revenue decoupling mechanisms for consideration in a next rate case filing. Consistent with the Order’s direction, Central Hudson proposed mechanisms to true up forecast and actual delivery service revenues in its September 25, 2007 filing discussed above.

                On April 19, 2007, the PSC issued an Order in Case 06-M-1017 - Proceeding on Motion of the Commission as to Polices, Practices and Procedures for Utility Commodity Supply Service to Residential and Small Commercial Customers. The Order provided guidance on commodity supply and hedging practices and directed Central Hudson and other NYS utilities, through a collaborative or administrative process, to develop standards and goals for measuring and constraining the supply price volatility on certain classes of customers. In addition, utilities will be required to report to the PSC Staff on their strategies, aggregate supply portfolio, and the extent to which goals for measuring and constraining energy price volatility have been met. This case continues with collaborative meetings among the utilities, PSC Staff, and interested Parties, and a Phase II to address long-term contracting, supply resource planning, and other public policy issues.

                On April 19, 2007, Governor Eliot Spitzer delivered a speech announcing a comprehensive energy strategy for NYS, consisting of demand side and supply side components to reduce energy costs and achieve economic and environmental benefits. The strategy includes goals of reducing electricity demand 15% by 2015 through new energy efficiency programs, new appliance efficiency standards, and energy building codes. The plan also proposes a new power plant siting law, and continued support for renewable energy resources, as well as other proposed energy policies. On May 16, 2007, the PSC issued an Order Instituting Proceeding in Case 07-M-0548 - Proceeding on Motion of the Commission on an Energy Efficiency Portfolio Standard. In response to those initiatives, Central Hudson developed the energy efficiency programs included in its September 25, 2007 filing discussed above.

                CH Energy Group and Central Hudson continue to review the above released Orders and proceedings. Neither CH Energy Group nor Central Hudson can predict the final outcome of the above PSC proceedings or the administration’s new energy policies at this time.

CAPITAL RESOURCES AND LIQUIDITY

                The growth of CH Energy Group’s retained earnings in the nine months ended September 30, 2007, contributed to the increase in the book value per share of its Common Stock from $32.54 at December 31, 2006, to $33.51 at September 30, 2007.

Book value per share at September 30, 2006 was $32.47 and the common equity ratio was 56.4%. Common equity comprised 53.4% of total capital (including short-term debt) at September 30, 2007, a decrease from 55.9% at December 31, 2006. CH Energy Group’s book value per share and common equity at September 30, 2007, do not include the impact of the third quarter 2007 dividend declared in the fourth quarter.

                Both CH Energy Group’s and Central Hudson’s liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Consolidated Statements of Cash Flows, and as discussed below.

                The principal factors affecting CH Energy Group’s liquidity are the net cash flows resulting from the operations of its subsidiaries, subsidiary capital expenditures and investments, the external financing of its subsidiaries, and the dividends CH Energy Group pays to its shareholders.

                Central Hudson’s cash flows from operating activities reflect principally its energy deliveries and costs of operations. Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy and the resulting changes in customer behavior. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity and natural gas may affect the timing of cash flows but not overall net income, as these costs are fully recoverable through Central Hudson’s electric and natural gas cost adjustment mechanisms.

                Central Hudson’s cash flows are also affected by capital expenditures, long-term financing for its growing asset base, fluctuations in working capital primarily caused by weather and energy prices, and other regulatory deferral mechanisms that may result in cash being expended in one period and recovered from customers in a subsequent period.

CH Energy Group – Cash Flow Summary

                Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities for the nine months ended September 30, 2007, are summarized in the following chart:

CH Energy Group	Nine Months Ended September 2007

Net Cash Provided By (Used In):
Operating Activities	$30,756
Investing Activities	(57,141)
Financing Activities	29,867
Net change for the period	3,482
Balance at beginning of period	24,121
Balance at end of period	$27,603
44

                CH Energy Group’s cash increased by $3.5 million for the first nine months of 2007. Capital expenditures, acquisitions and dividends were funded by a combination of cash from operations, long-term debt and proceeds from the sale of short-term investments. Short-term debt was issued primarily to finance additional working capital needs.

                Net cash provided by operations was $30.8 million for the first nine months of 2007. Cash provided by sales exceeded the period’s net increase in working capital. Other significant items that impacted cash from operations included an $8.7 million federal income tax refund from taxes overpaid at December 31, 2006, a $5.8 million contribution to Central Hudson’s pension plan in September 2007, and $4.8 million spent on MGP site remediation in the first nine months of 2007.

                Net cash used in investing activities was $57.1 million in the first nine months of 2007. $61.6 million of this total was for capital expenditures, $17.7 million was used for Griffith’s acquisitions and $4.0 million was issued in notes receivable to unconsolidated affiliates. These uses of cash for investing were partially offset by net proceeds of $22.4 million from the sale of short-term investments (used primarily to fund Griffith’s acquisitions and pay dividends). Additionally, proceeds from the sale of property and plant included the sale of a Griffith property for $3.6 million.

                Net cash provided by financing activities was $29.9 million in the first nine months of 2007. $25.5 million was used to pay dividends. Net borrowings of $23.0 million in short-term debt and $33.0 million in long-term debt were primarily used to fund Central Hudson’s increased working capital and capital expenditures and pay dividends.

Central Hudson – Cash Flow Summary

                Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities for the nine months ended September 30, 2007, are summarized in the following chart:

Central Hudson	Nine Months Ended September 2007

Net Cash Provided By (Used In):
Operating Activities	$14,119
Investing Activities	(59,506)
Financing Activities	46,174
Net change for the period	787
Balance at beginning of period	1,710
Balance at end of period	$2,497

Central Hudson’s cash increased by $0.8 million for the first nine months of 2007. Capital expenditures and dividends were funded by a combination of cash from
45

operations and long-term debt. Short-term debt was issued primarily to finance additional working capital needs.

                Net cash provided by operations was $14.1 million for the first nine months of 2007. Cash provided by sales exceeded the period’s net increase in working capital. Other significant items that impacted cash from operations included an $8.7 million federal income tax refund from taxes overpaid at December 31, 2006, a $5.8 million contribution to the pension plan in September 2007 and $4.8 million spent on MGP site remediation in the first nine months of 2007.

                Net cash used in investing activities of $59.5 million in the first nine months of 2007 was primarily for capital expenditures.

                Net cash provided by financing activities was $46.2 million in the first nine months of 2007. $9.2 million was used to pay dividends to CH Energy Group. Net borrowings of $23 million in short-term debt and $33.0 million in long-term debt were primarily used to fund increased working capital and capital expenditures.

Capitalization – Common Stock Repurchase Program

                On July 27, 2007, the Board of Directors of CH Energy Group extended and amended the Common Stock Repurchase Program of the Company, which was originally authorized on July 25, 2002 and further disclosed in the caption “Repurchase Program” of Note 7 – “Capitalization – Common and Preferred Stock” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

                As amended, the Program authorizes the repurchase of up to 2,000,000 shares (excluding shares purchased before July 31, 2007) or approximately 13% of the Company’s outstanding common stock, from time to time, during the next five years, i.e., through July 31, 2012. The extended and amended Program is effective as of July 31, 2007.

Contractual Obligations

                A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 11 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report and Note 11 – “Commitments and Contingencies” of the Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

                Central Hudson employer contributions for OPEB totaled $4.7 million during the nine months ended September 30, 2007. Of the $4.7 million, $1.7 million was contributed for the 2006 plan year and $3.0 million was contributed for the 2007 plan year. The total contribution for the 2006 plan year was $4.9 million, including the $1.7 million contribution funded in April of 2007. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, and corporate resources. Annual funding for the 2007 plan year is expected to approximate $6.7 million. This includes $1.9 million to be funded in the first quarter of 2008.

Financing Program

                At September 30, 2007, CH Energy Group, on a consolidated basis, had $36 million of short-term debt outstanding, cash and cash equivalents of $27.6 million, and short-term investments of $20.3 million.

                CH Energy Group, the holding company, has a $75 million revolving credit agreement with several commercial banks, which as of September 30, 2007, had no outstanding balance.

                As of September 30, 2007, Central Hudson had short-term debt outstanding of $36 million, and cash and cash equivalents of $2.5 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $125 million revolving credit agreement with a group of commercial banks, which as of September 30, 2007, had no outstanding balance. Central Hudson also has uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing.

                On March 23, 2007, Central Hudson issued $33 million of 30-year 5.80% Series F notes. The proceeds were used to redeem maturing debt of $33 million, 5-year 5.87% Series D Notes, on March 28, 2007. On September 14, 2007, Central Hudson issued an additional $33 million of 10-year 6.028% Series F Notes. The proceeds will be used to finance ongoing investments in capital improvements.

                Central Hudson’s current senior unsecured debt ratings/outlook is A2/stable by Moody’s Investors Service and A/stable by both Standard and Poor’s Corporation and Fitch Ratings.

                CH Energy Group and Central Hudson believe they will be able to meet their reasonably likely short-term and long-term cash requirements, assuming that Central Hudson’s current and future rate plans reflect the costs of service, including a reasonable return on invested capital.

                CHEC has a $15.0 million line of credit with a commercial bank, which as of September 30, 2007, had no outstanding balance.

                For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 6 – “Short-term Borrowing Arrangements”, Note 7 – “Capitalization – Common and Preferred Stock”, and Note 8 – “Capitalization – Long-Term Debt” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

EARNINGS PER SHARE CH Energy Group Consolidated Earnings per Share (Basic)

	Three Months Ended September 30,

	2007	2006	Change

Central Hudson – Electric	$0.48	$0.71	$(0.23)
Central Hudson – Natural Gas	(0.11)	(0.04)	(0.07)
Griffith	(0.21)	(0.15)	(0.06)
Other Businesses and Investments	0.11	0.18	(0.07)

	$0.27	$0.70	$(0.43)

	Nine Months Ended September 30,

	2007	2006	Change

Central Hudson – Electric	$1.21	$1.30	$(0.09)
Central Hudson – Natural Gas	0.31	0.43	(0.12)
Griffith	0.11	—	0.11
Other Businesses and Investments	0.35	0.39	(0.04)

	$1.98	$2.12	$(0.14)

                The decrease in CH Energy Group’s consolidated earnings in the third quarter of 2007 largely results from a number of regulatory mechanisms and unusual items that contributed $0.31 per share in 2006. The remaining $0.12 per share variation was caused primarily by higher operating expenses, including an increase in tree trimming activities in 2007 in order to improve electric reliability.

                Regulatory mechanisms and unusual items had an even larger unfavorable impact on the year-to-date comparison, causing a decrease in earnings of $(0.60) per share. This decrease was partially offset by a $0.46 per share increase in the first nine months of 2007, resulting primarily from the sale of petroleum products and services by Griffith, and deliveries of electricity by Central Hudson, both of which were impacted by favorable weather conditions. Central Hudson’s earnings were also favorably impacted by the recording of higher revenues pursuant to the 2006 Order, and lower storm-related service restoration costs.

Central Hudson

Earnings per share (Basic)	Three Months Ended September 30,

	2007	2006	Change

Electric	$0.48	$0.71	$(0.23)
Natural Gas	(0.11)	(0.04)	(0.07)

Total	$0.37	$0.67	$(0.30)

Central Hudson’s earnings decreased $(0.30) per share in the third quarter compared to the same period in 2006, due to the following:

Regulatory Mechanisms and Unusual Events:
Release of Reserves in 2006	$(0.11)
Gain on Non-Utility Property Sales	(0.07)
Reversal of Reliability Assessment in 2006	(0.03)
Shared Earnings recorded in 2007	0.01

Weather Impact on Sales	(0.03)
Weather-Normalized Sales Growth	0.03
Tax Adjustments in 2006	(0.01)
Higher Tree Trimming Expense in 2007	(0.03)
Lower Storm Restoration Expense in 2007	0.02
Interest Expense and Carrying Charges	(0.03)
Property and Use Taxes	(0.02)
Other	(0.03)

$(0.30)

Earnings per share (Basic)	Nine Months Ended September 30,

	2007	2006	Change

Electric	$1.21	$1.30	$(0.09)
Natural Gas	0.31	0.43	(0.12)

Total	$1.52	$1.73	$(0.21)

Central Hudson’s earnings year-to-date decreased $(0.21) per share in 2007 compared to the same period in 2006, due to the following:

Regulatory Mechanisms and Unusual Events:
Release of Reserves in 2006	$(0.14)
Revenues recorded in 2006 per prior Rate Agreement	(0.14)
Reversal of Shared Earnings in 2006	(0.08)
Gain on Non-Utility Property Sales in 2006	(0.07)
Reversal of Reliability Assessment in 2006	(0.03)
Shared Earnings Recorded in 2007	(0.04)
Gain on Non-Utility Property Sales in 2007	0.02

Weather-Normalized Sales Growth	0.14
Rate Increases	0.13
Weather Impact on Sales	0.03
Tax Adjustments in 2006	(0.01)
Higher Tree Trimming Expense in 2007	(0.08)
Lower Storm Restoration Expense in 2007	0.12
Interest Expense and Carrying Charges	(0.10)
Property and Use Taxes	(0.02)
Other	0.06

$(0.21)

                Central Hudson experienced lower earnings resulting from regulatory mechanisms and unusual items, most of which had favorably impacted 2006. These items caused a $(0.21) per share and $(0.46) per share unfavorable variation in the third quarter of 2007 and nine months ended September 30, 2007, respectively. The release of certain operating and tax reserves in 2006 and the recording of revenues in 2006 to restore earnings towards the allowed rate of return lowered earnings compared to last year. The latter mechanism was in accordance with the terms of the then-applicable rate plan and is no longer available under the provisions of the 2006 Order. However, earnings for the nine month period ended September 30, 2007, were favorably impacted by the recording of higher revenues pursuant to the 2006 Order, which provides greater revenue support for the cost of providing service to customers and recovery for previously deferred costs. Higher weather-normalized sales growth and lower storm restoration expenses as compared to last year also favorably affected year-to-date earnings.

Griffith

Earnings per Share (Basic)	Three Months Ended September 30,

	2007	2006	Change

	$(0.21)	$(0.15)	$(0.06)

Griffith’s earnings decreased $(0.06) per share in the third quarter of 2007 compared to 2006, due to the following:

Acquisitions(1)	$(0.04)
Reduction in Environmental Remediation Reserve in 2006	(0.03)
Margin on Petroleum Sales and Services	0.01

$(0.06)

Earnings per Share (Basic)	Nine Months Ended September 30,

	2007	2006	Change

	$0.11	$—	$0.11

Griffith’s earnings increased $0.11 per share in 2007 compared to 2006, due to the following:

Margin on Petroleum Sales and Services	$0.15
Weather Impact on Sales	0.06
Acquisitions(1)	0.02
Operating Expenses	(0.08)
Reduction in Environmental Remediation Reserve in 2006	(0.04)

$0.11

(1) For the purposes of the above charts, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

                 Earnings for the quarter and year-to-date were impacted by the reduction of an environmental reserve in 2006, which favorably impacted prior year earnings. Aside from this unusual item, year-to-date earnings improved due to higher margins in 2007. These higher margins were partially offset by higher operating expenses resulting from increased sales volumes.

Other Businesses and Investments

Earnings per Share (Basic)	Three Months Ended September 30,

	2007	2006	Change

	$0.11	$0.18	$(0.07)

Earnings from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests decreased $(0.07) per share in the third quarter of 2007 compared to 2006, due to the following:

Release of Reserves of a Former Subsidiary in 2006	$(0.07)
Cornhusker Energy Lexington Investment	(0.02)
Lyonsdale Investment	0.01
Tax Adjustments	0.01

$(0.07)

Earnings per Share (Basic)	Nine Months Ended September 30,

	2007	2006	Change

	$0.35	$0.39	$(0.04)

Earnings year-to-date from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests decreased $(0.04) per share in 2007 as compared to the same period in 2006, due to the following:

Release of Reserves of a Former Subsidiary in 2006	$(0.07)
Gain on Sale of Non-Strategic Property in 2006	(0.03)
Cornhusker Energy Lexington Investment	(0.01)
Lyonsdale Investment	0.03
CH-Community Wind Energy Investment	0.01
Tax Adjustments	0.03

$(0.04)

                Earnings per share from CH Energy Group’s other unregulated businesses for the third quarter and nine months ended September 30, 2007 decreased $(0.07) and $(0.04), respectively, largely due to extinguishments in 2006 of certain operating and tax contingent liabilities related to CH Resources, Inc., a former CH Energy Group subsidiary, which was sold in May 2002.

RESULTS OF OPERATIONS

                The following discussions and analyses include explanations of significant changes in revenues and expenses between the three and nine months ended September 30, 2007, and the three and nine months ended September 30, 2006, for Central Hudson’s regulated electric and natural gas businesses.

Central Hudson Income Statement Variances	Three months ended September 30, 2007 over/(under) 2006		Nine months ended September 30, 2007 over/(under) 2006

	Amount (In Thousands)	Percent	Amount (In Thousands)	Percent

Operating Revenues	$16,464	10%	$71,773	14%

Operating Expenses
Purchased electric, fuel and natural gas	14,779	14%	49,189	15%

Depreciation and Amortization	13	0%	(473)	(2)%

Other operating expenses	6,878	17%	26,439	23%
Total operating expenses	$21,670	14%	$75,155	16%

Operating Income	(5,206)	(26)%	(3,382)	(6)%

Other income, net	(142)	(12)%	(1,344)	(27)%

Interest Charges	693	13%	1,545	10%

Income before income tax	(6,041)	(37)%	(6,271)	(14)%

Income Taxes	(1,373)	(25)%	(3,058)	(17)%

Net (loss)/income	$(4,668)	(43)%	$(3,213)	(11)%
52

Central Hudson

Delivery and Sales Volumes

                Delivery and sales volumes for Central Hudson vary in response to weather conditions and customer behavior. Electric deliveries typically peak in the summer and deliveries of natural gas used for heating purposes typically peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

                 The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson for the three and nine months ended September 30, 2007, as compared to the same period for 2006. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson’s earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

	Increase (Decrease) from 2006 Three Months Ended September 30, 2007		Increase (Decrease) from 2006 Nine Months Ended September 30, 2007

	Electric	Natural Gas	Electric	Natural Gas

Residential	(4)%	13%	3%	11%

Commercial	(1)%	0%	3%	9%

Industrial and Other (a)	(1)%	19%	(3)%	2%

Total Deliveries	(3)%	11%	2%	8%

                (a)  Includes interruptible natural gas deliveries.

                In the third quarter of 2007, electric deliveries to residential and commercial customers decreased due primarily to cooler weather as compared to last year. This was partially offset by an increase in non-weather related usage per customer and modest customer growth. Residential cooling degree-days, although near normal levels for this period, decreased 15% over the prior year with most of the decrease occurring in the months of August and September.

                Natural gas deliveries to residential customers increased due to an increase in usage and modest customer growth. Natural gas sales to firm customers in the third quarter, which is a non-heating season, represent approximately 8% of annual natural gas sales. The increase in industrial and other sales is due to a 20% increase in sales to interruptible customers, largely for use in electric generation.

                Electric deliveries to residential and commercial customers were higher during the nine months ended September 30, 2007, due to colder weather in the months of April and May, an increase in non-weather related usage per customer and modest customer growth. This increase was partially offset by the impact of weather that was cooler than last year, primarily during the months of August and September. Residential electric heating degree-days increased 4% as compared to last year and residential cooling degree-days decreased 10%.

                Deliveries of natural gas for the nine months ended September 30, 2007, also increased due to higher usage per customer, primarily from the effect of colder weather in the earlier part of the year, and some customer growth. Residential natural gas heating degree-days increased 4% in this period as compared to last year.

Revenues

                Central Hudson’s revenues consist of two major categories: those which offset specific expenses in the current period (matching revenues), and those that impact earnings. Matching revenues recover Central Hudson’s actual costs for particular expenses. Any difference between these revenues and the actual expenses incurred is deferred for future recovery from or refund to customers and therefore does not impact earnings.

Increase (Decrease) from 2006 — $16.5 million increase (In Thousands) Three Months Ended September 30, 2007

	Central Hudson
	Electric	Natural Gas	Total

Revenues with Matching Offsets: (a)
Energy cost adjustment	$11,490	$445	$11,935
Sales to other utilities	373	1,940	2,313
Pension, OPEB and other revenues	1,947	716	2,663
Subtotal	13,810	3,101	16,911

Revenues Impacting Earnings:
Customer sales (b)	(925)	111	(814)
Other regulatory mechanisms	(344)	95	(249)
Sales to other utilities	0	402	402
Weather-hedging contracts	587	0	587
Other revenues	98	(471)	(373)
Subtotal	(584)	137	(447)
Total	$13,226	$3,238	$16,464

Increase (Decrease) from 2006 — $71.8 million increase (In Thousands) Nine Months Ended September 30, 2007

	Central Hudson
	Electric	Natural Gas	Total

Revenues with Matching Offsets: (a)
Energy cost adjustment	$51,786	$(859)	$50,927
Sales to other utilities	280	(3,020)	(2,740)
Pension, OPEB and other revenues	18,005	4,769	22,774
Subtotal	70,071	890	70,961

Revenues Impacting Earnings:
Customer sales (b)	7,068	1,468	8,536
Other regulatory mechanisms	(6,276)	(518)	(6,794)
Sales to other utilities	0	(414)	(414)
Weather-hedging contracts	440	(150)	290
Other revenues	66	(872)	(806)
Subtotal	1,298	(486)	812
Total	$71,369	$404	$71,773

(a)	Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity and natural gas costs. Other related costs are pensions, OPEB, and the cost of special programs authorized by the PSC, which are funded with certain available credits. Changes in revenues from electric sales to other utilities also do not affect earnings since any related profits or losses are returned or charged, respectively, to customers. For natural gas sales to other utilities, 85% of such profits are returned to customers.

(b)	Includes an offsetting recovery of amounts related to back-out credits for retail access customers.

                Electric revenues increased for the three and nine months ended September 30, 2007, as compared to the same periods in 2006 due to higher revenues with matching expense offsets. The increase reflects an increase in energy cost adjustment revenues as well as an increase in revenues for pension and OPEB costs resulting from the 2006 Order, which offset related costs and do not impact earnings. For both periods, energy cost revenues increased due to higher delivery volumes resulting from the migration of a large industrial customer from retail access to full service status. The increase for the nine months ended also reflects higher wholesale costs.

                Natural gas revenues increased for the three months ended September 30, 2007, due to higher revenues with matching expense offsets, primarily sales to other utilities and, as noted above, revenues for pension and OPEB costs. For the nine months ended September, natural gas revenues increased by less than 1%. Increases in pension and OPEB revenues and revenues from customer sales were largely offset by a decrease in revenues from sales to other utilities and energy cost adjustment revenues, the latter due primarily to lower wholesale costs.

Operating Expenses

                The most significant elements of Central Hudson’s operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson’s energy cost adjustment mechanisms. Additionally, there are other costs that are matched to revenues largely from customer billings, notably the cost of pensions and OPEBs.

                Total utility operating expenses for the three months ended September 30, 2007, increased 14%. For the nine months ended September 30, 2007, total utility operating expenses increased 16%. For both periods, the primary reasons for the increase were higher energy, pension and OPEB costs, which as discussed above, do not affect earnings. The following summarizes the change in operating expenses.

	Increase (Decrease) from 2006
(Change In Thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Expenses Currently Matched to Revenues (1):
Purchased electricity	$11,863	$52,066
Purchased natural gas	2,385	(3,879)
Pensions	1,242	14,991
OPEBs	335	4,791
New York State energy programs	559	1,640
Stray voltage testing program	12	1,113
Other matched expenses	833	1,273

Subtotal	$17,229	$71,995

Other Expense Variations:
Tree trimming	911	2,201
Disposition of property	1,811	1,343
Injuries & damages reserve	1,294	1,289
Purchased natural gas	531	1,002
Increase in other expenses	361	369
Storm restoration expenses	(467)	(3,044)

Subtotal	$4,441	$3,160

Total Increase in Operating Expenses	$21,670	$75,155

(1) Includes expenses that, in accordance with the 2006 Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
56

                In addition to the required adjustment to match revenues collected from customers, the increase in purchased electricity expense and natural gas expense for the quarter ended is also due to higher volumes purchased. Purchased electricity costs year-to-date increased due to higher wholesale costs and increased delivery volumes resulting from an increase in usage and customer growth. Natural gas costs year-to-date, decreased due to lower wholesale costs, largely offset by an increase in volumes purchased due to increased deliveries and customer growth. The increase in other revenue-matched expenses, primarily pensions and OPEBs, is due to an increase in the level of expense recorded due to a corresponding increase in revenues resulting from the 2006 Order.

                The increase in tree trimming expenses reflects Central Hudson’s continuing efforts to improve system reliability. These costs are included in the higher revenues resulting from the 2006 Order. The lower storm restoration costs year-to-date resulted from fewer and less severe storms in 2007 as compared to the same reliability period in 2006. Management also believes that the increased tree trimming costs have contributed to the improved system reliability during storms.

Other Income

                  Other income and deductions for Central Hudson for the nine months ended September 30, 2007, as compared to the same period in 2006, decreased due to a decrease in pension-related regulatory carrying charges due from customers. The decrease resulted from lower reserve balances upon which these carrying charges are calculated. These balances were significantly reduced due to the recovery, in accordance with the 2006 Order, of accumulated pension costs that were in excess of the revenues earned for those costs.

                The change for the three months ended September 30, 2007, was not material.

Interest Charges

                Central Hudson’s interest charges increased for the three and nine months ended September 30, 2007, compared to 2006 largely due to an increase in long-term debt resulting from the issuance of $27.0 million of medium-term notes in November

2006 and an increase in regulatory charges due to customers related to other postretirement benefits. The latter results from an increase in the reserve balances upon which these carrying charges are calculated.

Income Taxes

                Income taxes for Central Hudson decreased in the third quarter of 2007 compared to 2006. The decrease in income taxes was primarily due to a decrease in pre-tax book earnings and favorable impacts from the tax benefits of the Medicare Part D prescription drug program. These favorable items were partially offset by an unfavorable impact of flow-through items related to reserves.

                Income taxes for Central Hudson decreased in the nine months ended September 30, 2007 compared to 2006. The decrease in income taxes was primarily due to the favorable impact of items related to utility plant at Central Hudson and favorable impacts from the tax benefits of the Medicare Part D prescription drug program. These favorable items were partially offset by an unfavorable impact of flow-through items related to reserves.

CH Energy Group

                In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.

CH Energy Group Income Statement Variances	Three months ended September 30, 2007 over/(under) 2006		Nine months ended September 30, 2007 over/(under) 2006

	Amount (In Thousands)	Percent	Amount (In Thousands)	Percent

Operating Revenues	$20,296	9%	$103,535	13%

Operating Expenses

Purchased electric, fuel natural gas	16,553	10%	67,586	13%

Depreciation and Amortization	113	1%	166	1%

Other operating expenses	11,654	22%	37,338	24%

Total operating expenses	$28,320	13%	$105,090	15%

Operating Income	(8,024)	(43)%	(1,555)	(3)%

Other income, net	(353)	(16)%	(2,022)	(23)%

Interest Charges	694	13%	1,546	10%

Income before income taxes, preferred dividends of subsidiaries, and minority interest	(9,071)	(58)%	(5,123)	(10)%

Income Taxes	(2,507)	(57)%	(3,109)	(16)%

Net (loss)/income	$(6,641)	(61)%	$(2,122)	(6)%

Griffith

Sales Volumes

                Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior. Deliveries of petroleum products used for heating purposes typically peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

	Griffith Sales Volumes

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007

	% Change From 2006	2007 Volumes as % of Total Volume	% Change From 2006	2007 Volumes as % of Total Volume

Heating Oil
Base Company Volume	-9%	19%	7%	40%
Acquisitions Volume	14%	4%	18%	7%

Total Heating Oil	5%	23%	25%	47%

Motor Fuels
Base Company Volume	-11%	69%	-9%	47%
Acquisitions Volume	6%	6%	6%	4%

Total Motor Fuels	5%	75%	-3%	51%

Propane and Other
Base Company Volume	40%	2%	32%	2%
Acquisitions Volume	1%	0%	0%	0%

Total Propane and Other	41%	2%	32%	2%

Total
Base Company Volume	-10%	90%	-2%	89%
Acquisitions Volume	8%	10%	11%	11%

Total	-2%	100%	9%	100%

[1]  For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2006 (i.e., without any impact from acquisitions made by Griffith in 2007 and 2006).

[2]  For the purposes of this chart, “Acquisition” represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

                Sales of petroleum products decreased 2% in the third quarter of 2007 compared to the third quarter of 2006. This was primarily a result of a decrease in sales of motor fuels, partially offset by an increase in the sale of heating oil. The increase in heating oil is attributable primarily to acquisitions made in 2007. Sales of propane increased due primarily to the addition of a large commercial account in 2007.

                Sales of petroleum products increased 9% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This was primarily a result of an increase in sales of heating oil, largely attributable to acquisitions made in 2007 and colder weather in 2007 as compared to 2006, partially offset by a decrease in motor fuel sales. Sales of propane increased due primarily to colder weather in 2007 as compared to 2006 and the addition of a large commercial account in 2007. There was a 12% increase in heating degree-days in 2007 as compared to 2006. Degree-day variation is adjusted for the delay between the time actual weather occurs and the time of product delivery.

Revenues

Griffith Revenues Increase (Decrease) from 2006 (In Thousands)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Heating Oil
Base Company [1]	$(921)	$8,456
Acquisitions [2]	1,923	18,197

Total Heating Oil	$1,002	$26,653

Motor Fuels
Base Company [3]	$(2,357)	$(8,605)
Acquisitions	3,072	7,407

Total Motor Fuels	$715	$(1,198)

Service Revenues
Base Company	$175	$1,499
Acquisitions	1,168	2,335

Total Service Revenues	1,343	$3,834

Other
Propane	$262	$860
Weather-Hedging Contracts	—	(1,126)
Other	138	160

Total Other	$400	$(106)

Total Revenues	$3,460	$29,183

[1]  For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2006 (i.e., without any impact from acquisitions made by Griffith in 2007 and 2006).

[2]  For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2007 and 2006.

[3] Although year-to-date base company motor fuels revenues decreased, the decrease was more than offset by a corresponding decrease in operating expenses related to those revenues.

                Revenues, net of the effect of weather hedging contracts, increased in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 due largely to an increase in revenues from petroleum products resulting from an increase in heating oil volumes, and revenues from acquisitions made in 2006 and 2007. These increases were partially offset by a decline in revenues from the sale of motor fuels due to a decrease in sales volumes.

Operating Expenses

                For the three months ended September 30, 2007, operating expenses increased $4.1 million, or 6%, from $68.4 million in 2006 to $72.5 million in 2007. The cost of petroleum products increased $1.6 million, or 3%, due to an increase in sales volume resulting primarily from acquisitions.

                 Other operating expenses increased $2.5 million in 2007 due primarily to an increase in expenses associated with the increased sales volumes noted above.

                For the nine months ended September 30, 2007, operating expenses increased $24.8 million, or 10.3%, from $241.4 million in 2006 to $266.2 million in 2007. The cost of petroleum products increased $16.6 million, or 8.6%, due to an increase in sales volume primarily due to the impact of acquisitions and colder weather in 2007 as compared to 2006. Other operating expenses increased $8.2 million in 2007 due primarily to an increase in expenses associated with the increased sales volumes noted above.

Other Businesses and Investments

Revenues and Operating Expenses

                On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst Renewables Corporation. The operating results of Lyonsdale have been consolidated in the Financial Statements of CH Energy Group since the date of purchase. Results for the three months ended September 30, 2007, reflect operating revenues of $2.8 million, total operating expenses of $2.5 million, and net favorable tax benefits of $0.3 million, including production tax credits of $0.4 million. Results for the nine months ended September 30, 2007, reflect operating revenues of $6.8 million, total operating expenses of $6.9 million, and favorable tax benefits of $1.2 million, including production tax credits of $0.9 million.

Other Income

                Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $0.7 million for the nine months ended September 30, 2007. The decrease is primarily attributable to the sale of non-strategic property in 2006, and decreases in investment income related to the redeployment of capital to CH Energy Group’s subsidiaries and renewable energy investments. Specifically, results of CH Energy Group’s investment in Cornhusker Energy Lexington, LLC declined due to increasing corn costs and declining ethanol prices, representing the primary raw material and output, respectively. This decrease was partially offset by an increase in income from CHEC’s investments in renewable energy and energy efficiency projects.

                The change for the three months ended September 30, 2007, was not material.

Income Taxes

                Income taxes for CH Energy Group decreased $2.5 million in the third quarter of 2007 compared to 2006. The decrease in income taxes was primarily due to lower taxes at Central Hudson and a decrease in pre-tax book earnings at Griffith and CH Energy Group’s other businesses and investments. These favorable items were partially offset by an unfavorable impact of flow-through items related to reserves.

                 Income taxes for CH Energy Group decreased $3.2 million in the nine months ended September 30, 2007, 2007, compared to the same period in 2006, primarily due to lower taxes at Central Hudson and the favorable impact of production tax credits at CHEC from its renewable energy portfolio. These favorable items were partially offset by an unfavorable impact of flow-through items related to reserves.

COMMON STOCK DIVIDENDS

                Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group’s dividend payments. On March 30, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2007, to shareholders of record as of April 10, 2007. On May 24, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2007, to shareholders of record as of July 10, 2007. On October 2, 2007, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 1, 2007, to shareholders of record as of October 12, 2007. Although this dividend was declared at the beginning of the fourth quarter, it represents the third quarter 2007 dividend declaration.

OTHER MATTERS

                Changes in Accounting Standards:  See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Standards and Other FASB Projects” for discussion of relevant changes, which discussion is incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

                Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants’ future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements. Those factors include, but are not limited to: weather; fuel prices; corn and ethanol prices; plant capacity factors; energy supply and demand; interest rates; potential future acquisitions; developments in the legislative, regulatory, and competitive environment; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

                Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk. There has been no material change in either the market risks or the practices employed by CH Energy Group and Central Hudson to mitigate these risks discussed in the Corporations’ 10-K Annual Report. For related discussion on this activity, see, in the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, Note 1 – “Summary of Significant Accounting Policies” under the caption “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under subcaption “Capital Resources and Liquidity.”

ITEM 4 – CONTROLS AND PROCEDURES

                The Chief Executive Officer and Chief Financial Officer of CH Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures

(as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on that evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporations’ controls and procedures are effective for recording, processing, summarizing, and reporting information required to be disclosed in their reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

                There were no changes to the Corporations’ internal control over financial reporting that occurred during the Corporations’ last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporations’ internal control over financial reporting.

                PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                For information about developments regarding certain legal proceedings, see Item 3 (“Legal Proceedings”) of the Corporations’ 10-K Annual Report, and Note 11 – “Commitments and Contingencies” of that 10-K and/or Note 11 – “Commitments and Contingencies” of this 10-Q.

Central Hudson:

                Former Manufactured Gas Plant Facilities
                Little Britain Road
                Orange County Landfill
                Asbestos Litigation

CHEC:

Griffith’s remediation efforts at its Kable Oil bulk plant.

ITEM 1A. RISK FACTORS

Central Hudson’s Rate Plans Limit Its Ability to Recover Its Costs from Its Customers; If Central Hudson’s Sales Are Below Rate Plan Levels or Its Rate Plans Are Modified by State Regulatory Authorities, Central Hudson’s Revenues And Earnings May Be Lower Than Expected

Description and Sources of Risk: Central Hudson’s retail rates are regulated by the PSC. Rate plans generally may not be changed during their respective terms. Therefore, rates cannot be modified for lower sales volumes and/or higher expenses
65

than those assumed in the Rate plan, absent circumstances such as an increase in expenses that meet the PSC’s requirements for filing for approval of deferral accounting.

Any of the following could unfavorably impact Central Hudson’s financial results.

–	Lower sales than reflected in the current rate agreement. Lower sales can occur due to changes in usage patterns due to product prices or economic conditions or due to loss of major customers or addition of fewer new customers than projected.

–	Higher expenses, including carrying costs on capital invested, than reflected in current rates. Higher expenses could result from storm activity or inflation above the projected rate for major expense components such as labor or health care benefits.

Potential Impacts: Central Hudson could have lower earnings and/or reduced cash flows if cost management and/or other factors are not sufficient to alleviate the impact of the actions above.

Commodity Price Changes May Adversely Impact the Profitability of CHEC’s Investment in Cornhusker Energy Lexington Holdings, LLC

Description and Sources of Risk: CHEC’s management believes that increases of wholesale corn prices and/or decreases in ethanol prices are caused by a variety of factors, including, but not limited to the following:

–	Actions by the federal government that reduce the demand for, or increase the supply of, ethanol. Such actions could include, but are not limited to, a reduction in the required level of ethanol blending, decreases in tax credits to refiners and/or reductions in tariffs on imported ethanol.

–	Demand for corn in excess of supply. This could be caused by, among other things (1) drought or other acts of nature, (2) increased construction of new ethanol production facilities, or (3) governmental actions that discourage raising corn for use in ethanol production (such as providing tax credits for corn grown for human consumption).

–	Volatility in domestic and/or foreign markets may result in increased corn prices and/or lower ethanol prices

Potential Impacts: Prolonged increases in corn prices and/or decreases in ethanol prices could have a material adverse impact on earnings that could, in turn, lead to an impairment of CHEC’s investment in Cornhusker Energy Lexington Holdings, LLC.
66

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
67

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

Donna S. Doyle
Vice President - Accounting

Dated: November 2, 2007
68

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
69