Form 10-Q
period 2008-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2008-05-05
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ____________________________________________________ March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________________________________

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

          Yes ☒     No ☐

          Indicate by check mark whether CH Energy Group, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

          Large Accelerated Filer ☒ Accelerated Filer ☐

          Non-Accelerated Filer ☐ Smaller Reporting Company ☐

          Indicate by check mark whether Central Hudson Gas & Electric Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

          Large Accelerated Filer ☐ Accelerated Filer ☐

          Non-Accelerated Filer ☒ Smaller Reporting Company ☐

          Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

          Yes ☐     No ☒

          Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

          Yes ☐     No ☒

          As of the close of business on May 2, 2008, (i) CH Energy Group, Inc. had outstanding 15,774,100 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

          CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED March 31, 2008

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

PART 1 – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

CH ENERGY GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the 3 months Ended March 31,
	2008	2007

	(Thousands of Dollars)
Operating Revenues
Electric	$143,814	$151,675
Natural gas	76,219	64,191
Competitive business subsidiaries	189,759	127,512

Total Operating Revenues	409,792	343,378

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	84,334	94,036
Purchased natural gas	53,138	43,336
Purchased petroleum	150,858	94,560
Other expenses of operation – regulated activities	42,913	37,657
Other expenses of operation – competitive business subsidiaries	23,668	18,792
Depreciation and amortization	9,460	9,105
Taxes, other than income tax	9,463	8,488

Total Operating Expenses	373,834	305,974

Operating Income	35,958	37,404

Other Income and Deductions
Income from unconsolidated affiliates	269	1,195
Interest on regulatory assets and investment income	1,273	2,140
Other – net	441	(488)

Total Other Income	1,983	2,847

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME (CONT’D)
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

	(Thousands of Dollars)
Interest Charges
Interest on long-term debt	5,089	4,492
Interest on regulatory liabilities and other interest	1,288	949

Total Interest Charges	6,377	5,441

Income before income taxes, preferred dividends of subsidiary and minority interest	31,564	34,810

Income Taxes	11,937	12,963
Minority Interest	84	(93)

Income before preferred dividends of subsidiary	19,543	21,940
Cumulative preferred stock dividends of subsidiary	242	242

Net Income	19,301	21,698
Dividends Declared on Common Stock	8,518	8,511

Balance Retained in the Business	$10,783	$13,187

Common Stock:
Average Shares Outstanding - Basic	15,762	15,762
- Diluted	15,818	15,790

Earnings Per Share - Basic	$1.23	$1.38
- Diluted	$1.22	$1.37

Dividends Declared Per Share	$0.54	$0.54

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the 3 Months Ended March 31,
	2008	2007

	(Thousands of Dollars)

Net Income	$19,301	$21,698

Other Comprehensive Income:

Fair Value of cash flow hedges – FAS 133:
Unrealized gains - net of tax of $(181) and $(4)	273	7

Reclassification for (gains) losses realized in net income – net of tax of $465 and $(229)	(699)	342

Net unrealized (losses) gains on investments held by Equity method investees – net of tax of $186 and $(111)	(279)	167

Other comprehensive income	(705)	516

Comprehensive Income	$18,596	$22,214

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP, INC
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	March 31, 2008	December 31, 2007	March 31, 2007

	(Thousands of Dollars)

Utility Plant
Electric	$824,584	$807,412	$774,857
Natural gas	255,028	248,894	240,683
Common	117,656	113,494	114,232

	1,197,268	1,169,800	1,129,772

Less: Accumulated depreciation	359,978	354,353	351,477

	837,290	815,447	778,295

Construction work in progress	60,650	75,866	59,208

Net Utility Plant	897,940	891,313	837,503

Other Property and Plant – net	31,100	31,236	33,917

Current Assets
Cash and cash equivalents	13,078	11,313	22,654
Short-term investments – available-for-sale securities	—	3,545	30,549
Accounts receivable from customers - net of allowance for doubtful accounts of $5.4 million, $4.8 million, and $5.5 million, respectively	155,714	139,107	115,371
Accrued unbilled utility revenues	11,433	12,022	9,995
Other receivables	5,739	6,568	7,232
Fuel and materials and supplies	21,511	33,321	21,890
Regulatory assets	41,404	35,012	34,149
Fair value of derivative instruments	1,100	1,218	—
Special deposits and prepayments	26,852	28,108	26,605
Accumulated deferred income tax	4,759	7,378	4,201

Total Current Assets	281,590	277,592	272,646

Deferred Charges and Other Assets
Regulatory assets – pension plan	47,480	51,393	95,050
Regulatory assets – OPEB	14,294	15,967	34,386
Regulatory assets	86,548	86,821	83,236
Goodwill	67,509	63,433	57,225
Other intangible assets – net	39,035	35,720	31,850
Unamortized debt expense	4,251	4,345	3,967
Investments in unconsolidated affiliates	11,613	12,226	12,902
Other investments	8,328	8,613	7,965
Other	16,531	16,089	11,514

Total Deferred Charges and Other Assets	295,589	294,607	338,095

Total Assets	$1,506,219	$1,494,748	$1,482,161

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEET (CONT’D)
(UNAUDITED)

CAPITALIZATION AND LIABILITIES	March 31, 2008	December 31, 2007	March 31, 2007

	(Thousands of Dollars)
Capitalization
Common stock, 30,000,000 shares authorized: $0.10 par value - 15,774,100 shares outstanding at March 31, 2008; 15,762,000 shares outstanding at December 31, and March, 31, 2007 respectively; 16,862,087 shares issued	$1,686	$1,686	$1,686
Paid-in capital	350,739	351,230	351,230
Retained earnings	226,422	215,639	220,242
Treasury stock (1,087,987 shares March 31, 2008; 1,100,087 shares December 31 and March 31, 2007, respectively)	(45,716)	(46,252)	(46,252)
Accumulated other comprehensive income (loss)	468	1,173	(13)
Capital stock expense	(328)	(328)	(328)

Total Common Shareholders’ Equity	533,271	523,148	526,565

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	383,892	403,892	370,889

Total Capitalization	938,190	948,067	918,481

Current Liabilities
Current maturities of long-term debt	20,000	—	—
Notes payable	53,000	42,500	43,000
Accounts payable	50,660	44,880	33,872
Accrued interest	4,312	6,127	2,512
Dividends payable	8,760	8,760	8,754
Accrued vacation and payroll	7,297	7,640	6,628
Customer advances	7,168	23,045	12,478
Customer deposits	8,249	8,126	8,009
Regulatory liabilities	7,078	9,392	18,612
Fair value of derivative instruments	—	1,235	209
Accrued environmental remediation costs	4,253	2,703	2,400
Accrued income taxes	5,678	834	7,104
Deferred revenues	6,385	7,437	4,960
Other	16,651	16,820	14,053

Total Current Liabilities	199,491	179,499	162,591

Deferred Credits and Other Liabilities
Regulatory liabilities	114,944	111,663	106,745
Operating reserves	5,364	5,212	4,910
Accrued environmental remediation costs	14,639	15,027	17,362
Accrued OPEB costs	55,390	55,560	69,479
Accrued pension costs	12,035	11,202	48,073
Other	18,498	19,805	13,629

Total Deferred Credits and Other Liabilities	220,870	218,469	260,198

Minority interest	1,429	1,345	1,373

Accumulated Deferred Income Tax	146,239	147,368	139,518

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,506,219	$1,494,748	$1,482,161

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the 3 Months Ended March 31,
	2008	2007

	(Thousands of Dollars)

Operating Activities:
Net Income	$19,301	$21,698

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,460	9,105
Deferred income taxes – net	3,524	3,045
Provision for uncollectibles	2,637	1,296
Undistributed equity in earnings of unconsolidated affiliates	148	(886)
Pension expense	3,681	3,725
OPEB expense	2,932	2,970
Regulatory liability-rate moderation	(3,068)	(6,447)
Regulatory asset amortization	1,722	—
Minority interest	84	(93)
Gain on sale of property and plant	—	(168)

Changes in operating assets and liabilities – net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(17,826)	(35,554)
Fuel and materials and supplies	12,215	7,312
Special deposits and prepayments	1,256	(2,950)
Accounts payable	9,215	(4,879)
Accrued taxes and interest	3,029	15,219
Customer advances	(15,877)	(13,254)
Pension plan contribution	(131)	—
OPEB contribution	(1,509)	(747)
Regulatory asset-MGP site remediations	174	999
Deferred natural gas and electric costs	(7,598)	(4,501)
Other – net	(328)	192

Net cash provided by (used in) operating activities	23,041	(3,918)

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONT’D)
(UNAUDITED)

	For the 3 Months Ended March 31,
	2008	2007

	(Thousands of Dollars)

Investing Activities:
Purchase of short-term investments	—	(32,748)
Proceeds from sale of short-term investments	3,545	44,810
Proceeds from sale of property and plant	—	174
Additions to utility and other property and plant	(17,673)	(21,074)
Acquisitions made by competitive business subsidiaries	(9,217)	(11,356)
Other – net	45	1,176

Net cash used in investing activities	(23,300)	(19,018)

Financing Activities:
Redemption of long-term debt	—	(33,000)
Proceeds from issuance of long-term debt	—	33,000
Issuance of restricted shares	45	—
Borrowings of short-term debt – net	10,500	30,000
Dividends paid on common stock	(8,518)	(8,511)
Debt issuance costs	(3)	(20)

Net cash provided by financing activities	2,024	21,469

Net Change in Cash and Cash Equivalents	1,765	(1,467)
Cash and Cash Equivalents at Beginning of Year	11,313	24,121

Cash and Cash Equivalents at End of Period	$13,078	$22,654

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,347	$9,090
Federal and state income tax paid	$5,008	$58
Additions to plant included in liabilities	$2,290	$1,205

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the 3 Months Ended March 31,
	2008	2007

	(Thousands of Dollars)
Operating Revenues
Electric	$143,814	$151,675
Natural gas	76,219	64,191

Total Operating Revenues	220,033	215,866

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	82,606	93,217
Purchased natural gas	53,138	43,336
Other expenses of operation	42,913	37,657
Depreciation and amortization	7,364	7,286
Taxes, other than income tax	9,302	8,334

Total Operating Expenses	195,323	189,830

Operating Income	24,710	26,036

Other Income and Deductions
Interest on regulatory assets and other interest income	892	1,454
Other – net	596	(250)

Total Other Income	1,488	1,204

Interest Charges
Interest on other long-term debt	5,089	4,492
Interest on regulatory liabilities and other interest	1,100	949

Total Interest Charges	6,189	5,441

Income Before Income Taxes	20,009	21,799

Income Taxes	8,262	8,428

Net Income	11,747	13,371

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$11,505	$13,129

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the 3 Months Ended March 31,
	2008	2007

	(Thousands of Dollars)

Net Income	$11,747	$13,371
Other Comprehensive Income	—	—

Comprehensive Income	$11,747	$13,371

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	March 31, 2008	December 31, 2007	March 31, 2007

	(Thousands of Dollars)

Utility Plant
Electric	$824,584	$807,412	$774,857
Natural gas	255,028	248,894	240,683
Common	117,656	113,494	114,232

	1,197,268	1,169,800	1,129,772

Less: Accumulated depreciation	359,978	354,353	351,477

	837,290	815,447	778,295

Construction work in progress	60,650	75,866	59,208

Net Utility Plant	897,940	891,313	837,503

Other Property and Plant – net	414	415	427

Current Assets
Cash and cash equivalents	3,512	3,592	4,875
Accounts receivable from customers – net of allowance for doubtful accounts of $3.1 million, $2.8 million, and $3.6 million, respectively	77,757	81,264	73,367
Accrued unbilled utility revenues	11,433	12,022	9,995
Other receivables	1,985	2,858	2,947
Fuel and materials and supplies – at average cost	14,860	24,270	15,866
Regulatory assets	41,404	35,012	34,149
Fair value of derivative instruments	591	—	—
Special deposits and prepayments	22,317	24,481	22,525
Accumulated deferred income tax	3,756	6,676	3,161

Total Current Assets	177,615	190,175	166,885

Deferred Charges and Other Assets
Regulatory assets – pension plan	47,480	51,393	95,050
Regulatory assets – OPEB	14,294	15,967	34,386
Regulatory assets	86,548	86,821	83,236
Unamortized debt expense	4,251	4,345	3,967
Other investments	8,284	8,570	7,965
Other	4,065	3,695	5,168

Total Deferred Charges and Other Assets	164,922	170,791	229,772

Total Assets	$1,240,891	$1,252,694	$1,234,587

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED BALANCE SHEET (CONT’D)
(UNAUDITED)

CAPITALIZATION AND LIABILITIES	March 31, 2008	December 31, 2007	March 31, 2007

	(Thousands of Dollars)

Capitalization
Common stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	174,980	174,980	174,980
Retained earnings	104,181	92,676	81,839
Capital stock expense	(4,961)	(4,961)	(4,961)

Total Common Shareholder’s Equity	358,511	347,006	336,169

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	383,892	403,892	370,889

Total Capitalization	763,430	771,925	728,085

Current Liabilities
Current maturities of long-term debt	20,000	—	—
Notes payable	22,000	42,500	43,000
Accounts payable	37,310	29,771	22,994
Accrued interest	4,242	6,127	2,512
Dividends payable – preferred stock	242	242	242
Accrued vacation and payroll	5,213	5,235	5,024
Customer advances	938	10,842	5,600
Customer deposits	8,114	7,990	7,863
Regulatory liabilities	7,078	9,392	18,612
Fair value of derivative instruments	—	1,235	180
Accrued income taxes	7,318	3,289	4,632
Accrued environmental remediation costs	4,005	2,450	2,400
Other	9,609	10,695	8,082

Total Current Liabilities	126,069	129,768	121,141

Deferred Credits and Other Liabilities
Regulatory liabilities	114,944	111,663	106,745
Operating reserves	4,391	4,243	3,883
Accrued environmental remediation costs	13,312	13,679	15,514
Accrued OPEB costs	55,390	55,560	69,479
Accrued pension costs	12,035	11,202	48,073
Other	18,084	19,390	12,021

Total Deferred Credits and Other Liabilities	218,156	215,737	255,715

Accumulated Deferred Income Tax	133,236	135,264	129,646

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,240,891	$1,252,694	$1,234,587

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the 3 Months Ended March 31,
	2008	2007

	(Thousands of Dollars)
Operating Activities:
Net Income	$11,747	$13,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,364	7,286
Deferred income taxes – net	2,457	2,238
Provision for uncollectibles	1,820	1,030
Pension expense	3,681	3,725
OPEB expense	2,932	2,970
Regulatory liability - rate moderation	(3,068)	(6,447)
Regulatory asset amortization	1,722	—
Gain on sale of property and plant	—	(168)

Changes in operating assets and liabilities – net:
Accounts receivable, unbilled revenues and other receivables	3,148	(25,922)
Fuel and materials and supplies	9,410	6,938
Special deposits and prepayments	2,164	(1,516)
Accounts payable	10,973	(6,371)
Accrued taxes and interest	2,145	11,976
Customer advances	(9,904)	(10,307)
Pension plan contribution	(131)	—
OPEB contribution	(1,509)	(747)
Regulatory asset – MGP site remediations	174	999
Deferred natural gas and electric costs	(7,598)	(4,501)
Other – net	228	(805)

Net cash provided by (used in) operating activities	37,755	(6,251)

Investing Activities:
Proceeds from sale of property and plant	—	174
Additions to utility plant	(17,137)	(20,505)
Other – net	46	9

Net cash used in investing activities	(17,091)	(20,322)

Financing Activities:
Redemption of long-term debt	—	(33,000)
Proceeds from issuance of long-term debt	—	33,000
Borrowings (repayments) of short-term debt – net	(20,500)	30,000
Dividends paid on cumulative preferred stock	(242)	(242)
Debt issuance costs	(2)	(20)

Net cash (used in) provided by financing activities	(20,744)	29,738

Net Change in Cash and Cash Equivalents	(80)	3,165
Cash and Cash Equivalents – Beginning of Year	3,592	1,710

Cash and Cash Equivalents – End of Period	$3,512	$4,875

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,231	$8,107
Federal and State income tax paid	$1,946	$—
Additions to plant included in liabilities	$2,290	$1,179

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP, INC.
CENTRAL HUDSON GAS & ELECTRIC CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”). The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson. CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”). Operating results of CHEC’s wholly owned subsidiary Griffith Energy Services, Inc. (“Griffith”) and CHEC’s Lyonsdale Biomass, LLC (“Lyonsdale”) subsidiary are consolidated in the financial statements of CH Energy Group. The minority interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale. Intercompany balances and transactions have been eliminated in consolidation.

          The consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”).

Unaudited Consolidated Financial Statements

          The accompanying Consolidated Financial Statements of CH Energy Group and Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Consolidated Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the audited Consolidated Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2007 (the “Corporations’ 10-K Annual Report”).

          CH Energy Group’s and Central Hudson’s balance sheets as of March 31, 2007, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

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

          The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges. At March 31, 2008, the aggregate amount of subsidiary obligations covered by these guarantees was $33.4 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Other Guarantees

          Central Hudson has a reimbursement obligation with respect to a $6.8 million standby letter of credit issued by a financial institution to support a real estate transaction that is expected to close in mid-2009. No premium has been received or is receivable by Central Hudson in connection with this letter of credit. This uncollateralized letter of credit was issued February 29, 2008 and expires September 30, 2009. The maximum potential amount of future payments Central Hudson could be required to make under this guarantee is $6.8 million. As of March 31, 2008, no events or circumstances arose that would require Central Hudson to perform under this guarantee, and the carrying amount of the liability was zero.

Revenue Recognition

          Reference is made to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report under the caption “Revenue Recognition.” CH Energy Group’s deferred revenue balances as of March 31, 2008, December 31, 2007 and March 31, 2007 were $6.4 million, $7.4 million, and $5.0 million, respectively. The deferred revenue balance will be recognized in competitive business subsidiaries operating revenues over the 12 month term of the respective customer contract.

          As required by the New York State Public Service Commission (“PSC”), Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses). Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

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

          SFAS No. 143, titled Accounting for Asset Retirement Obligations (“SFAS 143”), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $48.7 million, $47.8 million, and $45.3 million of net cost of removal as regulatory liabilities as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively. For further information, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Depreciation and Amortization” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

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

          CH Energy Group’s depreciation expense, which includes Central Hudson, Griffith, and Lyonsdale, was $8.3 million and $8.2 million for the three months ended March 31, 2008, and March 31, 2007, respectively.

          Accumulated depreciation for Griffith was $21.4 million, $20.5 million, and $18 million as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

          Accumulated depreciation for Lyonsdale was $1.5 million, $1.3 million and $0.8 million as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

          Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset’s expected useful life. See Note 6 – “Goodwill and Other Intangible Assets” for further discussion.

Earnings Per Share

          Reference is made to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report under the caption “Earnings Per Share.”

          In the calculation of earnings per share (basic and diluted) of CH Energy Group’s common stock (“Common Stock”), earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 56,278 shares and 28,092 shares for the quarters ended March 31, 2008 and 2007, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented. Excluded from the calculation were options for 39,980 shares for the three-month period ended March 31, 2008, and no shares for the three-month period ended March 31, 2007. For additional information regarding stock options and performance shares, see Note 11 – “Equity-Based Compensation.”

Equity-Based Compensation

          CH Energy Group has an equity-based employee compensation plan that is described in Note 11 – “Equity-Based Compensation.”

FASB Interpretation Number (FIN) 46R – Consolidation of Variable Interest Entities

          Reference is made to the caption “FIN 46 – Consolidation of Variable Interest Entities” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any variable interest entities that require consolidation under the provisions of FIN 46R.

Fair Value Measurements

          CH Energy Group adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. The guidance in SFAS 157 establishes a framework for measuring fair value in Generally Accepted

Accounting Principles (“GAAP”), improves consistency and comparability in reporting fair value, and expands disclosures regarding fair value measurements.

          SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques based on observable and unobservable data, but not the valuation techniques themselves. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or a liability. Classification of inputs is determined based on the lowest level input that is significant to the overall valuation. The fair value hierarchy prioritizes the inputs to valuation techniques into the three categories described below.

▪	Level 1 Inputs: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

▪

Level 2 Inputs: Directly or indirectly observable (market-based) information. This includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

▪	Level 3 Inputs: Unobservable inputs for the asset or liability for which there is either no market data, or for which asset and liability values are not correlated with market value.

          On March 31, 2008, CH Energy Group reported one major category of assets and liabilities at fair value: derivative contracts. Derivative contracts are measured on a recurring basis. The fair value of CH Energy Group’s reportable assets and liabilities at March 31, 2008 by category and hierarchy level follows.

Fair Value Measure at 3/31/08 Using

Asset or Liability Category	Fair Value 3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Unrealized Gains (Losses)		Total Realized Gains (Losses)

	(in Thousands)

Assets

Derivative Contracts
Central Hudson – Electric	$612	$612			N/A		N/A
Griffith – Heating Oil	509	509			N/A		N/A

TOTAL ASSETS	$1,121	$1,121	$—

Liabilities

Derivative Contracts
Central Hudson – Electric*	$(21)			$(21)	$(21	)**

TOTAL LIABILITIES	$(21)			$(21)	$(21)

*	Not material enough to warrant the additional Level 3 disclosures required by SFAS 157. See derivative contract narrative following table.

**	Unrealized gains and losses on Central Hudson’s derivatives are reported in the balance sheet, not the income statement.

■

Derivative Contracts - Energy Group’s derivative contracts are typically either exchange-traded or over-the counter (OTC) instruments. Exchange traded and OTC derivatives are valued based on listed market prices. On March 31, 2008, Central Hudson’s derivative contracts were comprised entirely of wholesale electric contracts for differences (swaps). Swap contracts are valued using the New York Independent System Operator (“NYISO”) Swap Futures Closing Price and have been classified as Level 1 assets in the fair value hierarchy. Certain contracts trade in less active markets with limited pricing information and/or a limited number of market participants. Because these contracts are valued using indicative broker quotes only, these contracts have been classified within Level 3 of the fair value hierarchy. Since the unrealized loss of $21,000 associated with the single contract classified within Level 3 of the hierarchy on March 31, 2008 is not material, the additional disclosures required by SFAS 157 for Level 3 inputs have not been provided. Unrealized gains and losses on Central Hudson’s derivative contracts have no impact on earnings. Realized gains and losses on Central Hudson’s derivative instruments are recovered from customers through PSC-authorized deferral accounting mechanisms, with no impact on cash flows, results of operations, or liquidity.

Griffith’s open derivative positions on March 31, 2008 were comprised entirely of contracts for heating oil call options. For these options, the underlying is valued using listed market prices (the NYMEX Heating Oil Futures Closing Price). The option premium is valued using counterparty quotes. These options can be either Level 1 or Level 2, depending on whether the option is in the money or out of the money. For the three months ended March 31, 2008, the contracts for these options have been classified within Level 1 of the fair value hierarchy since they are in the money, and the input to valuing the underlying is the most significant to the overall valuation. In accordance with the hedge accounting provisions of SFAS 133, Accounting for Derivatives, unrealized gains and losses on Griffith’s derivative contracts are deferred through Other Comprehensive Income. Realized gains and losses on Griffith’s derivative contracts did not have a material impact on cash flows, results of operations, or liquidity in the three months ended March 31, 2008.

        For additional information about CH Energy Group’s derivative contracts, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities.”

Income Tax

        Reference is made to Note 4 – “Income Tax” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Reclassification

        Certain amounts in the 2007 Consolidated Financial Statements have been reclassified to conform to the 2008 presentation.

Common Stock Dividends

        CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings. More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common, calculated on a two-year rolling average basis. Central Hudson’s dividend would be reduced below 100% of its annual average income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency. Central Hudson is currently rated “A” or the equivalent. As of March 31, 2008, the amount of Central Hudson’s retained earnings that were free of restrictions was $32.5 million. CH Energy Group’s other subsidiaries do not have restrictions on their ability to pay dividends.

        On March 28, 2008, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2008, to shareholders of record as of April 10, 2008.

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

Impact*	Status	Category	Reference	Title	Issued Date	Effective Date

1	Under Assessment	Business Combinations	SFAS 141R	Business Combinations - Revised	Dec-07	Jan-09

1	Under Assessment	Noncontrolling Interests	SFAS 160	Noncontrolling Interest in Consolidated Financial Statements	Dec-07	Jan-09

1	Under Assessment	Derivative Instruments	SFAS 161	Disclosures About Derivative Instruments and Hedging Activities	Mar-08	Jan-09

2	Implemented	Pension, Postretirement	SFAS 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -Measurement Date Change	Sep-06	Jan-08

2	Implemented	Fair Value	SFAS 159	Establishing the Fair Value Option for Financial Assets and Liabilities	Feb-07	Jan-08

2	Implemented	Fair Value	SFAS 157	Fair Value Measurement	Sep-06	Jan-08

2	Implemented	Fair Value	FAS 157-1	Application of FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement No. 13	Feb-08	Jan-08

2	Implemented	Fair Value	FAS 157-2	Effective Date of FASB Statement No. 157	Feb-08	Jan-08

2	Implemented	Derivative Instruments	FIN 39-1	Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts	Apr-07	Jan-08

3	Not Currently Applicable		FAS 140-3	Accounting for Transfers of Financial Assets and Repurchase Financing Transactions	Feb-08	Jan-09

*Impact Key:

1 - No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.

2 - Following the chart, the impacts are separately disclosed as of standard effective dates.

3 - No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries.

Standards Under Assessment

          The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. This standard applies to all transactions or events in which an entity obtains control of one or more businesses, and to combinations achieved without the transfer of consideration.

          SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that an entity provides in its consolidated financial statements.

          SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, and quantitative data about the fair value of and gains and losses on derivative contracts. Statement 161 also requires more information about the location and amounts of derivative instruments in financial statements, how derivatives are accounted for under Statement 133, and how hedges affect the entity’s financial position, financial performance and cash flows.

Standards Implemented

          CH Energy Group adopted SFAS 157, Fair Value Measurements, on January 1, 2008. SFAS 157 changes the definition of fair value, establishes a framework for measuring it in accordance with GAAP, and expands disclosures about fair value measurements. CH Energy Group did not record a transitional adjustment upon adoption of SFAS 157. CH Energy Group also adopted FASB Staff Position (“FSP”) FAS 157-1, and FSP FAS 157-2 on January 1, 2008.

          FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or 141R regardless of whether those assets and liabilities are related to leases. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. Non-financial assets or liabilities that are recognized or disclosed at fair value at least once a year are excluded from this deferral. As a result of this partial deferral, CH Energy Group has not applied the provisions of SFAS 157 to its asset retirement obligation, goodwill, and other non-financial assets and liabilities acquired in its business combinations. For additional information on fair value measurements, see Note 1 – “Summary of Significant Accounting Policies.”

          SFAS 158 requires an employer that sponsors a defined benefit pension or other post-retirement plans to report the current economic status (i.e., the overfunded or underfunded status) of each such plan in its statement of financial position by measuring plan assets and benefit obligations on the same date as the employer’s assets and liabilities. SFAS 158 became effective for fiscal years ending after December 15, 2006, with an exception for the provision to change the measurement date, which is effective and was implemented by CH Energy Group on January 1, 2008. For additional information about the impact of this adjustment, see Note 10 – “Post-Employment Benefits.” Reference is made to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report under the caption “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

          SFAS 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. CH Energy Group adopted SFAS 159 on January 1, 2008, but did not make any fair value elections for eligible instruments eligible under this standard upon adoption, or in the three months ended March 31, 2008.

          CH Energy Group adopted FSP No. FIN 39-1 (“FIN 39-1”) on January 1, 2008. FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the rights to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative agreements if the receivable or payable arises from the same master netting arrangement as the derivative instrument. This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative contracts” (as defined by Statement 133). In accordance with FIN 39-1, CH Energy Group has elected net presentation for its derivative contracts under master netting agreements. At March 31, 2008, Central Hudson Gas & Electric Corporation was the only subsidiary with master netting agreements in place for its derivatives, and had no collateral posted against the fair value amount of derivatives under any of these agreements. If collateral were posted, CH Energy Group’s policy is to also report the collateral positions on a net basis. For more information regarding CH Energy Group’s derivative contracts, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities.”

NOTE 4 – INCOME TAX

          Reference is made to Note 4 – “Income Tax” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

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

NOTE 5 – ACQUISITIONS AND INVESTMENTS

          Reference is made to Note 5 - “Acquisitions and Investments” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Acquisitions

          During the three months ended March 31, 2008, Griffith acquired fuel distribution companies as follows (in Millions):

3 Month Period Ended	# of Acquired Companies	Purchase Price	Total Intangible Assets(1)	Goodwill(3)	Total Tangible Assets(2)

March 31, 2008	3	$9.2	$8.4	$4.1	$0.8

(1)	Including goodwill.

(2)	Total tangible assets include $0.4 million in liquid petroleum and spare parts inventory, and $0.4 million in vehicles.

(3)	The amount of purchase price assigned to goodwill is based upon initial assessments and may be subject to adjustment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

          Reference is made to Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          Intangible assets include separate, identifiable, intangible assets such as customer relationships, trademarks, and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.8 million. The estimated useful lives of trademarks range from five to fifteen years and are based upon management’s assessment of several variables such as brand recognition, management’s plan for the use of the trademark, and other factors that will affect the duration of the trademark’s life. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment annually in the fourth quarter, and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.

          The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.7 years, respectively. The weighted average amortization period for all amortizable intangible assets is 14.6 years.

          The components of amortizable intangible assets of CH Energy Group are summarized as follows (in Thousands):

	March 31, 2008		December 31, 2007		March 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer Relationships	$55,067	$19,490	$51,451	$18,593	$47,515	$16,259
Trademarks	2,956	157	2,490	101	—	—
Covenants Not to Compete	1,660	1,001	1,420	947	1,410	816
Total Amortizable Intangibles	$59,683	$20,648	$55,361	$19,641	$48,925	$17,075

          Amortization expense was $1.0 million and $0.8 million for each of the three-month periods ended March 31, 2008, and 2007, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $4.0 million. The carrying amount for goodwill was $67.5 million as of March 31, 2008, $63.4 million as of December 31, 2007, and $57.2 million as of March 31, 2007.

NOTE 7 – SHORT-TERM INVESTMENTS

          CH Energy Group’s short-term investments consisted of Auction Rate Securities (“ARS”) and Variable Rate Demand Notes (“VRDN”), which were classified as current available-for-sale securities pursuant to the provisions of SFAS 115, titled Accounting for Certain Investments in Debt and Equity Securities. ARS and VRDN are debt instruments with a long-term nominal maturity and a mechanism that resets the interest rate at regular intervals. CH Energy Group’s investments included tax-exempt ARS and VRDN with interest rates reset anywhere from 7 to 35 days. Due to the nature of these securities with regard to their interest rate reset periods, the aggregate carrying value approximates their fair value; as such, it did not impact shareholders’ equity with regard to unrealized gains and losses. The aggregate fair value of these short-term investments was zero at March 31, 2008, $3.5 million at December 31, 2007, and $30.5 million at March 31, 2007. These investments were used to fund operations and to provide funding in accordance with CH Energy Group’s strategy to redeploy equity into its subsidiaries. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in CH Energy Group’s Consolidated Statement of Cash Flows.

NOTE 8 – FUEL AND MATERIALS AND SUPPLIES

          Fuel and materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method

Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

          The following is a summary of CH Energy Group’s and Central Hudson’s inventories:

	CH Energy Group

	(In Thousands)

	March 31, 2008	December 31, 2007	March 31, 2007

Natural gas	$6,304	$16,250	$8,528
Petroleum products and propane	4,036	6,794	3,672
Fuel used in electric generation	516	696	617
Materials and supplies	10,655	9,581	9,073

Total	$21,511	$33,321	$21,890

	Central Hudson

	(In Thousands)

	March 31, 2008	December 31, 2007	March 31, 2007

Natural gas	$6,304	$16,250	$8,528
Petroleum products and propane	539	554	385
Fuel used in electric generation	367	371	229
Materials and supplies	7,650	7,095	6,724

Total	$14,860	$24,270	$15,866

NOTE 9 – LONG-TERM DEBT

          Reference is made to Note 9 – “Capitalization – Long-term Debt” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          On January 15, 2009, Central Hudson’s $20 million 1999 Series C 6.0% notes will mature. These notes are classified as a current maturity of long-term debt in the consolidated balance sheet.

          Central Hudson’s 1998 Series A Promissory Notes were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA. The current applicable interest rate of 3.0% is scheduled to end on December 1, 2008, at which time the notes are expected to be re-marketed at then-current rates under the terms of the applicable indenture.

          Central Hudson’s 1999 New York State Energy and Research Development Authority (“NYSERDA”) Bonds, Series B, C, and D, totaling $115.85 million, are long-term, unsecured, tax-exempt, multi-modal bonds insured by AMBAC Assurance Corporation (“AMBAC”). Since they were issued in 1999, the bonds’ interest rate mode has been auction rate, where the interest rates are reset every 35 days in a dutch auction. Over the last several months, it has been widely reported in the financial media that auctions in the market for municipal auction rate securities have experienced widespread failures. Generally, an auction failure results when there are not enough bidders for a series of bonds and the bondholders who wanted to sell must hold the bonds for the next interest rate period. Since February 2008, the auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process. For the foreseeable future, Central Hudson expects the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. Since the first auction failure in February, the applicable maximum rate for Central Hudson’s bonds has ranged from 3.4% to 4.8%. In its Orders, the PSC has authorized deferred accounting treatment for the interest costs from Central Hudson’s three series of 1999 NYSERDA Bonds. As a result, Central Hudson does not expect the auction failures to have a material impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. A two-year, 4.5% cap on $115.85 million of debt expired March 31, 2008. Central Hudson replaced the expiring cap, effective April 1, 2008, with a similar, one-year cap set at 3.0%. Under most market conditions, Central Hudson expects that cap to effectively limit the realized rate for its auction rate bonds to approximately 5.25%.

          Central Hudson is currently evaluating what actions, if any, it may take in the future with respect to its 1999 NYSERDA Bonds, Series B, C and D.

NOTE 10 – POST-EMPLOYMENT BENEFITS

          The following are the components of Central Hudson’s net periodic benefit costs for its pension and other postretirement benefits (“OPEB”) plans for the quarter ended March 31, 2008. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of Financial Staff Position (“FSP”) 106-2, titled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

	Quarter Ended March 31,
	Pension Benefits		OPEB

	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Service cost	$1,942	$1,977	$796	$914

Interest cost	6,239	5,928	2,262	2,078

Expected return on plan assets	(7,578)	(6,999)	(1,721)	(1,584)
Amortization of:
Prior service cost	517	494	1,463	(314)
Transitional obligation (asset)	—	—	641	641

Recognized actuarial loss (gain)	3,102	3,344	(891)	1,259

Net periodic benefit cost	$4,222	$4,744	$2,550	$2,994

          In accordance with the measurement date provisions of SFAS 158, Central Hudson changed its measurement date for its pension plan (the “Retirement Plan”) from September 30 to December 31 for its financial statements for the year ended December 31, 2008. Central Hudson elected the “15-month-transition approach” and recorded an adjustment in the first quarter of 2008 to recognize the effects of the change in measurement date. This adjustment represents 3/15ths of the net periodic pension cost determined for the period from October 1, 2007 to December 31, 2008; the remaining 12/15ths of the net periodic pension cost is being recorded over the twelve months ended December 31, 2008. The recording of this adjustment increased Central Hudson’s pension liability by $0.4 million, comprised of the following components (in thousands):

Adjustment for 3/15ths of net periodic pension costs	$2,788
Adjustment for amortization of prior service costs and actuarial losses (a)	(2,426)

Net increase to pension liability	$362

(a)	Liability recognized previously on Consolidated Balance Sheet upon initial implementation of SFAS 158

          The valuation of the pension benefit obligation (“PBO”) reported in Note 10- “Post–Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report was determined as of the measurement date of September 30, 2007, using a 6.2% discount rate (as determined using the Citigroup Pension Discount Curve reflecting projected pension cash flows) and it should be noted that a 0.25% change in the discount rate would affect the projection of PBO by approximately $11.8 million.

          Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits. Central Hudson considers the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods. Funding for the 2008 Retirement Plan year is expected to be $12.5 million in 2008.

          Employer contributions for OPEB totaled $1.2 million and $0.9 million during the three months ended March 31, 2008, and 2007, respectively. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, and corporate resources. Funding for 2008 is expected to approximate the $6.5 million contributed in 2007.

          For additional information related to pensions and OPEB, reference is made to Note 10 – “Post-Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

NOTE 11 – EQUITY-BASED COMPENSATION

          Reference is made to Note 11 – “Equity-Based Compensation Incentive Plans” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, to the description of CH Energy Group’s Long-Term Performance-Based Incentive Plan (the “2000 Plan”), and to the description of CH Energy Group’s Long-Term Equity Incentive Plan (the “2006 Plan”) described therein.

          A summary of the status of performance shares granted to executives under the 2000 Plan and 2006 Plan as of March 31, 2008 is as follows:

Plan	Grant Date	Performance Shares Granted	Performance Shares Outstanding at 3/31/08

2000 Plan	March 24, 2005	23,000	20,900
2006 Plan	April 25, 2006	20,710	18,990
2006 Plan	January 25, 2007	21,330	20,890
2006 Plan	January 24, 2008	33,440	33,440

          The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award. The portion of the compensation expense related to an employee who retires during the performance period is the amount recognized up to the date of retirement. Shares granted March 24, 2005 and shown as outstanding as of March 31, 2008 in the above table are expected to be paid out in May 2008. Additionally, due to the retirement of one of Central Hudson’s executive officers on January 1, 2008, a pro-rated number of shares under the April 25, 2006 and January 25, 2007 grants are expected to be paid to this individual in July 2008. Total compensation cost and total recognized tax benefits related thereto were immaterial for the three months ended March 31, 2008.

Description	Quarter Ended March 31, 2008	Quarter ended March 31, 2007

Performance shares – compensation expense	$228,000	$287,000

          The following table summarizes information concerning stock options granted through March 31, 2008:

Date of Grant	Exercise Price	Number of Options Granted	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable

January 1, 2000	$31.94	30,300	320	1.75	320
January 1, 2001	$44.06	59,900	21,560	2.75	21,560
January 1, 2003	$48.62	36,900	18,420	4.75	18,420

		127,100	40,300	3.66	40,300

          A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan as of March 31, 2008 is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding at 12/31/07	40,300	$46.05	3.91
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding at 3/31/08	40,300	$46.05	3.66

Total Shares Outstanding	15,774,100
Potential Dilution	0.3%

Description	Quarter Ended March 31, 2008	Quarter ended March 31, 2007

Stock options –
Compensation expense	None	Not material
Balance accrued on outstanding options	Not material	Not material
Intrinsic value of outstanding options	Not material	Not material

          Effective January 2, 2008, 12,100 restricted shares with a fair value upon issuance of $536,000 were granted under the 2006 Plan to certain officers and key employees of Griffith and an officer of CHEC. The shares granted were issued from CH Energy Group’s treasury stock on January 2, 2008. These shares were issued at fair market value on the date of grant, and for Griffith, are subject to a three-year vesting period contingent upon continued employment of each individual. Shares granted to the officer of CHEC vest ratably over the three-year vesting period contingent upon continued employment. Dividends paid on restricted shares owned by Griffith officers and key employees will be automatically deferred and re-invested in additional restricted shares.

          In accordance with SFAS 123(R), the 12,100 restricted shares granted on January 2, 2008 are presented in the consolidated balance sheet as an increase in common shares outstanding and as a reduction in treasury stock for the three months ended March 31, 2008. However, in the consolidated statement of income for the three months ended March 31, 2008, the number of common shares outstanding used in the basic EPS calculation did not change from December 31, 2007, and will not change until 2009 when vesting begins.

          No non-qualified stock options were exercised during the three months ended March 31, 2008.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

          Reference is made to Note 12 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, to the caption “Electric Purchase Commitments.”

          On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear lndian Point 3, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005 to and including December 31, 2007. On March 6, 2007, Central Hudson entered into new agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010. On an annual basis, the electricity purchased through the Entergy contracts represents approximately 16% of Central Hudson’s full-service customer requirements, or approximately 850,000 MWh. Purchases under these contracts are supplemented by shorter-term contracts, such as the Dynegy contract discussed below, contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system, and the capacity market in New York State, and other parties. On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 1, 2008 to December 31, 2008. The electricity purchased through the Dynegy contracts represents approximately 12% of Central Hudson’s full-service customer requirements for the eleven-month period.

Contingencies

          CH Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 12 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report and to which reference is made.

City of Poughkeepsie

          On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced against Central Hudson and other defendants. The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of natural gas. The suits seek an aggregate of $528 million in compensatory damages. Central Hudson has notified its insurance carrier, has denied liability, and is defending the lawsuits. Based on information known to Central Hudson at this time, including information from ongoing discovery proceedings in the lawsuits, Central Hudson believes that the likelihood it will have a material liability in these lawsuits is remote.

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

          The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central Hudson’s franchise territory. The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement. The DEC has placed five of these sites on the New York State Environmental Site Remediation Database. A number of the eight sites are now owned by third parties and have been redeveloped for other uses. The current status of the eight sites is as follows:

SITE	STATUS

#1 Beacon, NY	Remediation complete under the terms of the NYSDEC-approved plan. Final Report Filed with the NYSDEC 1/31/08.

#2 Newburgh, NY

Remediation complete in one area under the terms of the NYSDEC-approved plan. Final Report filed with NYSDEC on 2/1/08. Remedial Design/Remedial Action Work Plan and Schedule was submitted to the NYSDEC on 3/10/08 for two additional areas under a NYSDEC-approved consent agreement. Awaiting NYSDEC approval of work plan.

#3 Laurel Street, Poughkeepsie, NY	Remediation Work Plan submitted to the NYSDEC on 3/14/08 under a Voluntary Cleanup Agreement; awaiting NYSDEC approval. Remediation work is scheduled for this summer.

#4 North Water Street, Poughkeepsie, NY	Investigation currently underway under NYSDEC-approved Brownfield Clean-up Agreement.

#5 Kingston, NY	Brownfield Clean-up Agreement application filed with NYSDEC on 11/30/07; awaiting NYSDEC approval prior to beginning site investigation.

#6 Catskill, NY	Investigation currently underway under NYSDEC-approved Brownfield Clean-up Agreement.
#7 Saugerties, NY	Central Hudson does not believe it has any liability.

#8 Bayeaux Street, Poughkeepsie, NY	Central Hudson does not believe it has any liability.

          Central Hudson has developed an estimate of the potential remediation cost for sites # 2, 3, 4 and 5 indicating that the total cost for the four sites could exceed $125 million over the next 30 years. This estimate was based on proposed remediation plans for sites # 2 and 3, and on conceptual plans for sites # 4 and 5. The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. This cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC approval. This cost estimate is currently being updated to reflect the latest information from the investigation and remediation work being done on these and other MGP sites. It is anticipated that this update will be completed in the second quarter of 2008. Further, the updated estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

          Prior to 2008, Central Hudson recorded a $21.2 million estimated liability for sites # 2 and 3 based on estimates of remediation costs for the proposed clean-up plans. As of March 31, 2008, $15.9 million of the recorded estimated liability has not been spent; $3.5 million of the recorded estimated liability is expected to be spent over the next twelve months.

          No amounts have been recorded in connection with the physical remediation of sites # 4 and 5, for which Central Hudson has developed estimated future costs based on conceptual plans. Absent DEC-approved remediation plans, management cannot estimate what cost, if any, will actually be incurred. The portion of the $125 million referenced above that is related to these two sites is approximately $88 million. Central Hudson has recorded a $1.4 million estimated liability in connection with estimated costs for preliminary investigations, site testing and development of remediation plans for sites # 4 and 5 through 2010; $0.5 million of the recorded estimated liability is expected to be spent over the next twelve months. This amount of $1.4 million may change in the future as additional information is obtained regarding the results of site-testing, the scope of remediation plans eventually approved by the DEC, and the evolving development of new technologies. Central Hudson cannot predict the results of site testing, or the nature, timing or extent of comments from the DEC, or changes in technology. The impact of these uncertainties on the $1.4 million estimate cannot be determined.

          Central Hudson has performed limited site investigations at site # 6 and does not have sufficient information to estimate its potential remediation cost.

          With regard to sites # 7 and 8, as previously stated, Central Hudson now believes that it has no liability for these sites and therefore does not have sufficient information to estimate its potential remediation cost if any.

          Central Hudson spent approximately $0.2 million in the three months ended March 31, 2008 related to site investigation and remediation. Based on the Order Establishing Rate Plan issued by the PSC to Central Hudson on July 24, 2006 (“2006 Order”), on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation & Remediation Costs. This recovery totaled $1.2 million as of March 31, 2008, or $1.6 million on an annual rate year basis.

          Future remediation activities and costs may vary significantly from the assumptions used in Central Hudson’s current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs via collection in rates from customers and/or through insurance.

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

          Little Britain Road

          In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York. In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA. In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time. Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria. Deep groundwater wells were installed in 2005 and 2006, which also show contaminants exceeding DEC criteria. The DEC responded with a request for a plan to address the situation. Negotiations between DEC and Central Hudson regarding additional site work and closure of the VCA are ongoing. Central Hudson has submitted a proposal to DEC for limited additional site work, including an assessment of vapor intrusion, and closure of the VCA. If a vapor mitigation system is installed, Central Hudson does not believe the costs would be material. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this matter.

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

          Asbestos Litigation

          As of April 15, 2008, of the 3,310 asbestos cases brought against Central Hudson, 1,183 remain pending. Of the cases no longer pending against Central Hudson, 1,976 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 151 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial position, results of operations, or cash flows.

CHEC:

          Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith’s Kable Oil Bulk Plant, located in West Virginia. Griffith has completed environmental clean-up at this site, and is awaiting a final closure letter from the State of West Virginia. During the three months ended March 31, 2008, $5,000 was spent on site remediation efforts. In addition, Griffith spent $21,500 on remediation efforts in Maryland, Virginia, and Connecticut in 2008. Griffith is to be reimbursed $279,000 from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

          Griffith has a reserve for environmental remediation which is $1.6 million as of March 31, 2008, of which approximately $248,000 is expected to be spent in the next twelve months.

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

NOTE 13 – SEGMENTS AND RELATED INFORMATION

          Reference is made to Note 13 – “Segments and Related Information” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

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

CH Energy Group, Inc. Segment Disclosure

	Quarter Ended March 31, 2008

	Central Hudson			Other Businesses and Investments

(In Thousands, Except Earnings Per Share)	Electric	Natural Gas	Griffith			Eliminations		Total

Revenues from external customers	$143,814	$76,219	$186,577	$3,182		$—		$409,792
Intersegment revenues	5	150				(155)		—
Total Revenues	143,819	76,369	186,577	3,182		(155)		409,792
Interest and Investment Income	479	413	35	1,581		(1,235	)(1)	1,273
Interest Expense	4,857	1,332	1,297	126		(1,235	)(1)	6,377
Income before income taxes	10,542	9,225	9,845	1,626				31,238
Net income	6,163	5,342	5,907	1,889				19,301
Earnings per share – diluted	0.39	0.34	0.37	0.12	(2)	—		1.22
Segment assets at March 31, 2008	$917,496	$323,395	$225,510	$40,540		$(722	)(3)	$1,506,219

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of Unregulated EPS attributable to CHEC’s other businesses and investments was $0.07 per share, with the balance of $0.05 per share resulting primarily from interest income.

(3)	Includes minority interest of $1,429 related to Lyonsdale.

CH Energy Group, Inc. Segment Disclosure

	Quarter Ended March 31, 2007

	Central Hudson			Other Businesses and Investments

(In Thousands, Except Earnings Per Share)	Electric	Natural Gas	Griffith			Eliminations		Total

Revenues from external customers	$151,675	$64,191	$125,990	$1,522		$—		$343,378
Intersegment revenues	3	172	—	—		(175)		—
Total Revenues	151,678	64,363	125,990	1,522		(175)		343,378
Interest and Investment Income	960	494	37	1,735		(1,086	)(1)	2,140
Interest Expense	4,094	1,347	991	95		(1,086	)(1)	5,441
Income before income taxes	12,519	9,038	10,707	2,397		—		34,661
Net income	7,653	5,476	6,424	2,145		—		21,698
Earnings per share – diluted	0.48	0.35	0.40	0.14	(2)	—		1.37
Segment assets at March 31, 2007	$934,212	$300,375	$170,655	$76,526		$393	(3)	$1,482,161

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of Unregulated EPS attributable to CHEC’s other businesses and investments was $0.06 per share, with the balance of $0.08 per share resulting primarily from interest income.

(3)	Includes minority interest of $1,373 related to Lyonsdale.

Central Hudson Gas & Electric Corporation Segment Disclosure

	Quarter Ended March 31, 2008

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$143,814	$76,219	$—	$220,033
Intersegment revenues	5	150	(155)	—
Total Revenues	143,819	76,369	(155)	220,033
Income before income taxes	10,673	9,336		20,009
Income available for common stock	6,163	5,342		11,505
Segment assets at March 31, 2008	$917,496	$323,395	$—	$1,240,891

Central Hudson Gas & Electric Corporation Segment Disclosure

	Quarter Ended March 31, 2007

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$151,675	$64,191	$—	$215,866
Intersegment revenues	3	172	(175)	—
Total Revenues	151,678	64,363	(175)	215,866
Income before income taxes	12,659	9,140	—	21,799
Income available for common stock	7,653	5,476	—	13,129
Segment assets at March 31, 2007	$934,212	$300,375	$—	$1,234,587

NOTE 14 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Central Hudson

          Reference is made to the caption “Accounting for Derivative Instruments and Hedging Activities” of Note 14 – “Accounting for Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. At March 31, 2008, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was an unrealized gain of $0.6 million. This compares to a fair value at December 31, 2007, of ($1.2) million, and a fair value of ($0.2) million at March 31, 2007, both net unrealized losses. At March 31, 2008, Central Hudson had open derivative contracts hedging approximately 4.2% of its projected electricity requirements for the period May through December 2008 and no open derivatives to hedge its projected natural gas requirements. Central Hudson recorded actual net losses of ($1.0) million on such hedging activities for the quarter ended March 31, 2008, as compared to a net loss of ($3.4) million for the same period in 2007.

          Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs, and are deferred for return to or recovery from customers under Central Hudson’s electric and natural gas energy cost adjustment clauses as authorized by the PSC and in accordance with the provisions of SFAS 71, titled Accounting for the Effects of Certain Types of Regulation. Central

Hudson also entered into weather derivative contracts for the three months of the heating season ended March 31, 2008 to hedge the effect of weather on sales of electricity and natural gas. No settlement payments were made to counter-parties during either of the three-month periods ended March 31, 2008 and March 31, 2007.

Griffith

          The fair value of Griffith’s open derivative positions at March 31, 2008 was a net unrealized gain of $0.5 million and was not material at March 31, 2007. The fair value of derivative instruments at December 31, 2007, was a net unrealized gain of $1.2 million. Derivatives outstanding at March 31, 2008, include call options designated as cash flow hedges for fuel oil purchases from April through June 2008 and December 2008 through February 2009, which hedge approximately 1.6% of Griffith’s total projected fuel oil requirements for these periods. The call options are used only for sales to those customers who sign price cap agreements. Settlement amounts recorded for the quarter ended March 31, 2008 were $1.2 million. A total actual net gain including premium expense was recorded during the three months ended March 31, 2008, in the amount of $1.0 million. A net loss of ($0.6) million was recorded during the same period in 2007.

          Griffith entered into weather derivative contracts for the heating season ended March 31, 2008. No settlement payments were made to or received from counter-parties during the three months ended March 31, 2008. The settlement amount for the weather-hedging contract covering the three-month period ended March 31, 2007, was not material.

NOTE 15 – CAPITALIZATION – COMMON AND PREFERRED STOCK

          Reference is made to the caption “Repurchase Program” of Note 8 – “Capitalization – Common and Preferred Stock” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Business Overview

          CH Energy Group is a holding company with the following three business segments, and renewable energy and other investments:

(1)	Central Hudson’s regulated electric utility business;

(2)	Central Hudson’s regulated natural gas utility business;

(3)	Griffith’s fuel distribution business; and

(4)

CHEC’s investments in renewable energy supply, ethanol production, energy efficiency, an energy sector venture capital fund, and other investments of CH Energy Group, consisting primarily of investments in liquid short-term securities and inter-company interest income.

          A breakdown of CH Energy Group’s operating revenues and net income by segment for the three months ended March 31, 2008, is below.

Energy Group 2008 Revenue by Segment - $410 million

Energy Group 2008 Net Income by Segment - $19 million

Central Hudson

          Central Hudson delivers electricity and natural gas to approximately 376,000 customers in a defined service territory in the Mid-Hudson Valley region of New York State. Central Hudson’s rates consistently rank below the average of electric utilities in New York State. Central Hudson’s earnings are derived primarily from customer delivery charges. Central Hudson’s rates are set by the PSC and designed to recover the cost of providing safe and reliable service to its customers and to provide a fair and reasonable return on the capital invested by shareholders. In addition to delivering electricity and natural gas, Central Hudson also procures supplies of electricity and natural gas for a majority of its customers. With authorization from the PSC, Central Hudson recovers these supply costs from customers without deriving profits from these procurement activities.

          In addition to providing safe and reliable service, management’s attention remains focused on managing costs, and thus maintaining above average levels of customer satisfaction. These strategies promote high customer satisfaction and positive regulatory relations, which should translate into full cost recovery and reasonable returns for shareholders.

Griffith

          Griffith provides petroleum products and services to approximately 117,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and West Virginia. Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment. Griffith’s gross profit by petroleum product and service and installations for the three months ended March 31, 2008, is illustrated below.

Griffith 2008 Gross Profit by Product & Service Line

          During the first three months of 2008, Griffith’s acquisitions strategy contributed favorably to earnings. In addition to the 13 companies acquired in 2007, Griffith acquired 3 companies during the three months ended March 31, 2008, which increased the company’s customer base, providing additional sales during the heating season. Griffith’s earnings were also favorably impacted by higher petroleum margins.

          Griffith’s strong brand and marketing programs, effective cost management practices, strong customer service capabilities, and access to capital for a continuing acquisition program should be competitive advantages in the fuel distribution market and are expected to drive improvements in Griffith’s financial performance over time.

Other Businesses and Investments

          In addition to Griffith, CHEC derives earnings through investments in the competitive energy markets. CHEC’s investment objectives are to increase earnings and cash flow while limiting earnings volatility to a level that management believes is acceptable. Increasing government support for investments in renewable energy sources has made such investments more attractive, providing opportunities to promote environmentally friendly energy sources while providing potential earnings for shareholders. As of March 31, 2008, CH-Auburn has incurred approximately $700,000 of design and construction costs for the facility and placed orders for three generators, representing a commitment of approximately $2.0 million. The project is currently in the engineering design and permitting phase. CHEC faces strong competition for investment opportunities in the energy industry, which may make it difficult to make investments that offer appropriate risk-adjusted returns or may slow the rate at which such investments can be made. CHEC’s management believes these challenges can be met effectively as it pursues its current strategy. The other businesses and investments segment includes interest income on intercompany loans provided to Griffith that is eliminated in consolidation.

Overview of First Quarter Results

          A weakening economy and high energy prices have caused Central Hudson customers to conserve and have influenced customers’ ability to pay their electric and natural gas bills. As a result, Central Hudson has seen sales over the past two years fall significantly short of the forecast on which its delivery rates are based (hampering its ability to earn its allowed rate of return), and more recently, has had to increase its reserve for uncollectible accounts. Central Hudson’s ability to offset these unfavorable external conditions is somewhat limited, despite management’s best efforts to manage expenses. In response, Central Hudson plans to file in 2008 for a rate increase to be effective in July 2009 which should recalibrate sales and its cost-based rates, and provide a better opportunity to earn its allowed return as well as increase cash flows.

          A weakening economy and high energy prices have also caused Griffith’s customers to conserve and have influenced its customers’ ability to pay their fuel oil bills, resulting in lower profitability, higher accounts receivable balances and an increase in its reserve for uncollectible accounts.

          First-quarter earnings for CH Energy Group totaled $1.23 per share in 2008, down from the $1.38 per share earned during the first three months of 2007.

          The first quarter year-over-year reduction in earnings was due in large part to the effect of higher energy supply costs and a weakening economy. Despite this, the core business continued to show signs of strength through the first quarter. Higher energy supply costs have resulted in higher total bills, inducing customers to conserve, and sales volumes were noticeably affected. Customer conservation may also be influenced by the softening economy and lower consumer confidence.

          In the case of Central Hudson, conservation further widened the gap between the sales forecast incorporated in the PSC’s current rate plan for the Company, which set rates for electric and natural gas customers, and their actual usage. In addition, Central Hudson’s service territory experienced stormier weather this year, resulting in higher expenses to restore electric service. The combined effect of conservation and increased service restoration expenses depressed earnings per share by approximately $0.08 for the quarter.

          Recognizing that Central Hudson customers also appear to be having more difficulty paying higher energy bills, Central Hudson increased its reserves for doubtful accounts, which depressed first-quarter earnings by about 5 cents per share compared to last year.

          Despite the economic slowdown, Central Hudson continues to add customers, albeit at a slower rate than in the past. Management believes that is because Central Hudson’s service territory has not yet experienced the extent of declining home prices or rising unemployment that have impacted other parts of the country.

          Earnings by business segment were as follows:

Central Hudson

          Central Hudson’s contribution to earnings per share was $0.73, $0.10 lower than that of the first quarter of 2007. In addition to the lower sales driven by what is believed to be additional price-induced conservation and higher expenses for storm restoration, expenditures for operations, taxes and tree trimming were also higher during the first quarter of 2008, contributing to the $0.10 differential in quarterly results.

          Central Hudson’s management continues to believe that the sales forecast adopted in the 2006 Order did not accurately reflect the level of customer response to commodity price increases that began in late 2005 and was therefore overstated. This has added pressures to Central Hudson’s operations in that it is not collecting enough revenue to earn its authorized rate of return, despite management’s best efforts to manage expenses. As a result, Central Hudson has been seeking relief from the PSC, and expects to file a delivery rate increase request during the summer of 2008, which would take effect in mid-2009 to the extent approved by the PSC.

Griffith

          Griffith contributed $0.37 to earnings per share during the first quarter of 2008, compared to $0.40 during the same three months of 2007. Acquisitions made in 2007 contributed $0.05 to the 2008 first quarter earnings, and $0.04 per share were contributed by improved margins on petroleum sales and services. Customer conservation in reaction to higher energy prices reduced quarterly results by an estimated $0.03 per share. The effects of warmer weather during the first quarter negatively impacted earnings by an additional $0.06 per share, and increased reserves for uncollectible accounts reduced quarterly results by $0.02 per share.

Other Businesses and Investments

          CH Energy Group, (the holding company), and CHEC’s partnerships and other investments posted $0.13 per share toward quarterly results, down from $0.15 during the same period one year ago. Lower margins contributed to lower earnings from CH Energy Group’s ethanol investment, but strong results from Lyonsdale, where the capacity factor improved dramatically in the first quarter of 2008 compared to the same period in 2007, offset that lower return. The remaining difference is due to interest earned on cash investments during the first quarter of 2007; this cash was subsequently utilized and unavailable in 2008.

PSC PROCEEDINGS

Other PSC Proceedings and Administration Initiatives

          CH Energy Group and Central Hudson continue to monitor a number of generic and specific regulatory proceedings. Neither CH Energy Group nor Central Hudson can predict the final outcome of New York State’s energy policies, or the following PSC proceedings.

          On March 17, 2008, former Lieutenant Governor David A. Paterson was sworn in as New York’s 55th Governor, succeeding Eliot Spitzer. On April 9, 2008, Governor Paterson issued an Executive Order establishing a State Energy Planning Board and authorizing the creation and implementation of a State Energy Plan. In addition, Governor Paterson affirmed his support for the previous administration’s policy goals of demand side and supply side initiatives to reduce energy costs and achieve economic and environmental benefits, which specifically includes goals of reducing electricity demand 15% by 2015 through new energy efficiency programs, new appliance efficiency standards, and energy building codes.

          On January 21, 2008, Central Hudson filed a petition for reconsideration and rehearing on the PSC’s Order Concerning Annual Reconciliation of Gas Costs, issued on December 21, 2007. The petition seeks reconsideration and recovery of certain adjustments, totaling $666,000, proposed by the company in its November 1, 2007 gas cost reconciliation filing. On April 23, 2008, the Commission voted to deny this petition.

          On January 18, 2008, Central Hudson filed a comprehensive plan in the Energy Efficiency Portfolio Standard proceeding (Case 07-M-0548) outlining its vision of a statewide plan to achieve the 15% reduction targets. The Commission has not yet taken action in this proceeding.

          On December 24, 2007, the PSC issued an Order Initiating Electricity Reliability and Infrastructure Planning in Case 07-E-1507 as an outflow of the longer-term energy planning issues initially considered in Phase II of Case 06-M-1017. The Order institutes a collaborative process to develop the process, criteria, and standards for the PSC to review and choose among competing regulatory backstop projects, if necessary, in order to ensure system reliability in the near term. In addition, the Order seeks to establish a long term electric resource plan and planning process that incorporates various considerations and policy goals which are not adequately addressed by the existing market structure or planning process. In the Order, the PSC reiterated its support for competitive markets and market mechanisms, but noted regulatory approaches, including the use of long-term contracts, may be required to address the energy needs and policy goals of New York State. On January 23, 2008, Central Hudson filed a petition for clarification and reconsideration in this proceeding. The petition sought Commission redress or consideration of several issues, including utility ownership of generation facilities, long-term contracts, and other planning issues that were addressed in the PSC’s December 24, 2007 Order instituting the proceeding. On March 24, 2008, the Commission issued an Order denying Central Hudson’s petition with a finding that the Commission committed no errors of law or fact and that questions raised in the petition could be fully addressed in the collaborative proceeding. The proceeding continues in a collaborative format with multiple tracks to address cost allocation and recovery mechanisms for reliability solutions subject to PSC jurisdiction, decisional standards to be used in selecting among possible regulatory backstop project solutions, and longer-term electric resource and infrastructure planning issues. On April 24, 2008, the Commission issued a policy statement on backstop project cost recovery and allocation.

          On November 27, 2007, Central Hudson filed a petition with the PSC seeking approval to defer certain incremental and material non-labor gas expenses that were incurred during Rate Year 1 but were not included in rates under the 2006 Rate Plan. The petition sought PSC authorization to defer $990,000 of incremental expenses and associated carrying charges on the net of tax balances. On March 27, 2008, the Commission issued an Order denying deferral authorization. The Order noted that while the Company satisfied the standards for demonstrating the expense items were incremental and the Company had not earned its allowed rate of return, the Commission did not view the expense items as material and extraordinary in nature. On April 25, 2008, the Company filed a Petition for Rehearing of the Order denying deferral, seeking rehearing on the Commissions findings that one of the expense items in the original petition that met the standard of materiality was not extraordinary in nature.

          On September 25, 2007, Central Hudson filed a petition with the PSC seeking expedited consideration and approval of interim electric, gas and low-income energy efficiency programs, electric and gas revenue decoupling mechanisms, and deferral accounting authorizations. The petition was accompanied by a filing providing detailed descriptions of Central Hudson's proposed energy efficiency programs, including analyses demonstrating cost effectiveness. The programs are targeted at residential, small commercial and industrial, and low-income customer segments, and consist of a range of incentives for high efficiency measures including lighting, appliances, heating and cooling equipment, energy audits, and weatherization. In addition, the programs include a comprehensive customer outreach and education effort. On April 10, 2008, an Administrative Law Judge assigned to the petition proceeding (07-M-1139) issued a Ruling Regarding Revenue Decoupling Mechanisms (“Ruling”). The Ruling indicated that it would be unreasonable to implement revenue decoupling mechanisms outside of a rate case proceeding solely for the purpose of accounting for lost revenues incurred from implementing energy efficiency programs, and that Central Hudson had not made a case for reconsideration of its rate plan. The Ruling also indicated that a procedural conference would be scheduled with the parties in the case to evaluate whether Central Hudson’s proposed energy efficiency programs should be further considered. On April 23, 2008, Central Hudson filed a Motion for Interlocutory Review with the Commission, seeking Commission review of the Ruling on several grounds.

          On April 24, 2007, the PSC issued an Order in Case 07-M-0458 - Proceeding on Motion of the Commission to Review Policies and Practices Intended to Foster the Development of Competitive Retail Energy Markets. This Order encouraged interested parties to examine and submit comments on existing programs and practices of New York State (“NYS”) utilities that promote retail market development focusing on whether programs are still necessary; if market participants are improperly subsidized; if risks and expenses are properly allocated among ratepayers, utilities and market participants; and the need to continue programs or practices to prevent the re-building of barriers to entry in the competitive markets. The Order also calls for the review and evaluation of utility specific programs, practices and policies in ongoing and future electric and gas rate proceedings. The Commission has not yet taken action on this Order.

          On April 20, 2007, the PSC issued an Order in Cases 03-E-0640 and 06-G-0746 - Proceeding on Motion of the Commission to Investigate Potential Electric and Gas Delivery Rate Disincentives Against the Promotion of Energy Efficiency, Renewable Technologies and Distributed Generation. The Order directed Central Hudson and other NYS utilities to develop proposals for delivery service revenue decoupling mechanisms for consideration in a next rate case filing. Consistent with the Order's intent, Central Hudson proposed mechanisms to true up forecast and actual delivery service revenues in its September 25, 2007 filing discussed above.

          On April 19, 2007, the PSC issued an Order in Case 06-M-1017 - Proceeding on Motion of the Commission as to Policies, Practices and Procedures for Utility Commodity Supply Service to Residential and Small Commercial Customers. The Order provided guidance on commodity supply and hedging practices and directed Central Hudson and other NYS utilities, through a collaborative or administrative process, to develop standards and goals for measuring and constraining the supply price volatility on certain classes of customers. In addition, utilities will be required to report to the PSC Staff on their strategies, aggregate supply portfolio, and the extent to which goals for measuring and constraining energy price volatility have been met. Following the collaboratives, the Commission issued an Order on February 26, 2008 establishing electric supply portfolio standards, goals, and reporting requirements directing Central Hudson, and the other NYS electric utilities, to file quarterly reports on electric supply prices and price volatility.

          On April 19, 2007, Governor Eliot Spitzer delivered a speech announcing a comprehensive energy strategy for NYS, consisting of demand side and supply side components to reduce energy costs and achieve economic and environmental benefits. The strategy includes goals of reducing electricity demand 15% by 2015 through new energy efficiency programs, new appliance efficiency standards, and energy building codes. The plan also proposes a new power plant siting law, and continued support for renewable energy resources, as well as other proposed energy policies. On May 16, 2007, the PSC issued an Order Instituting Proceeding in Case 07-M-0548 - Proceeding on Motion of the Commission on an Energy Efficiency Portfolio Standard. In response to those initiatives, Central Hudson developed the energy efficiency programs included in its September 25, 2007 filing discussed above. The proceeding continues, and the Commission has not yet taken action.

CAPITAL RESOURCES AND LIQUIDITY

          The growth of CH Energy Group's retained earnings in the three months ended March 31, 2008, contributed to the increase in the book value per share of its Common Stock from $33.19 at December 31, 2007, to $33.83 at March 31, 2008. Book value per share at March 31, 2007 was $33.41 and the common equity ratio was 54.8%. Common equity comprised 52.7% of total capital (including short-term debt) at March 31, 2008, a decrease from 52.8% at December 31, 2007.

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

          Central Hudson’s cash flows from operating activities reflect principally its energy deliveries and costs of operations. Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy and the resulting changes in customer behavior. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity and natural gas may affect the timing of cash flows but not net income, as these costs are fully recoverable through Central Hudson’s electric and natural gas cost adjustment mechanisms. Higher energy prices also increase accounts receivable, which can have an impact on customers’ ability to pay their bills on time, potentially resulting in a higher number of uncollectible accounts, and an unfavorable impact on cash flows and results of operations.

          Central Hudson’s cash flows are also affected by capital expenditures, long-term financing for its growing asset base, fluctuations in working capital primarily caused by weather and energy prices, the level of customer accounts receivable, and other regulatory deferral mechanisms that may result in cash being expended in one period and recovered from customers in a subsequent period.

CH Energy Group – Cash Flow Summary

          Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities for the three months ended March 31, 2008 and 2007, are summarized in the following chart:

CH Energy Group	Three months Ended March 2008	Three months Ended March 2007

	(millions of dollars)
Net Cash Provided By (Used In):
Operating Activities	$23.0	$(4.0)
Investing Activities	(23.3)	(19.0)
Financing Activities	2.1	21.5
Net change for the period	1.8	(1.5)
Balance at beginning of period	11.3	24.1
Balance at end of period	$13.1	$22.6

          CH Energy Group’s cash and cash equivalents increased by $1.8 million for the three months ended March 31, 2008. Capital expenditures, acquisitions, and dividends were funded by a combination of cash from operations and proceeds from the sale of short-term investments, while working capital needs were funded by short-term debt.

          Net cash provided by operations was $23.0 million for the first three months of 2008. An increase in accounts payable of $9.2 million contributed to net cash from operations, as did a decrease in fuel, materials and supplies of $12.2 million. Accounts payable increased as a result of two new purchased power contracts for electricity purchases. The power supplied through these contracts replaced a portion of the power Central Hudson previously purchased and pre-paid through the NYISO. Fuel, materials and supplies decreased primarily due to winter usage of gas storage. An increase in accounts receivable of $16.6 million also impacted net cash from operations. This increase was driven by an increase in Griffith’s average receivables collection period.

While higher purchased natural gas costs at Central Hudson resulting from increased commodity prices were funded with cash from operations, higher petroleum costs at Griffith were funded largely with short-term debt. Higher petroleum costs were driven by higher wholesale prices for petroleum and an increase in Griffith’s customer base resulting from acquisitions made in 2008.

          Net cash used in investing activities was $23.3 million in the first three months of 2008. Cash was used primarily to finance capital expenditures and Griffith’s acquisitions. These uses of cash were partially offset by proceeds from the sale of short-term investments, which were used to supplement working capital needs at the beginning of the period. CH Energy Group’s short-term investments were fully liquidated by March 31, 2008. Future working capital, capital expenditure and acquisition funding requirements will be met by using cash from operations and from borrowings.

          Net cash provided by financing activities was $2.1 million in the first three months of 2008. Cash from operations was used to pay dividends and increased seasonal working capital at Griffith was funded by the issuance of $31 million in short-term debt. The issuance of short-term debt was partially offset by Central Hudson’s $20.5 million repayment of short-term debt.

Central Hudson – Cash Flow Summary

          Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities for the three months ended March 31, 2008 and 2007, are summarized in the following chart:

Central Hudson	Three Months Ended March 2008	Three Months Ended March 2007

	(millions of dollars)
Net Cash Provided By (Used In):
Operating Activities	$37.7	$(6.3)
Investing Activities	(17.1)	(20.3)
Financing Activities	(20.7)	29.7
Net change for the period	(0.1)	3.1
Balance at beginning of period	3.6	1.7
Balance at end of period	$3.5	$4.8

          Central Hudson’s cash and cash equivalents decreased by $0.1 million for the first three months of 2008.

          Net cash provided by operations was $37.7 million for the first three months of 2008. Cash provided by operations sufficiently covered the period’s working capital needs, including the funding of purchased natural gas costs which were higher in this period than in the same period last year due to rising commodity prices. Accounts payable increased and fuel, materials and supplies decreased for the reasons provided in the Energy Group discussion. A small decrease in accounts receivable impacted cash provided by operations in 2008, compared to a large increase in accounts receivable in 2007. This year-over-year variation was primarily driven by later peak season billings caused by warmer winter weather in the early part of the first quarter of 2007.

          Net cash used in investing activities of $17.1 million in the first three months of 2008 was primarily for capital expenditures. Capital expenditures were funded by a return of working capital.

          Net cash used in financing activities of $20.7 million in the first three months of 2008 was for the repayment of $20.5 million in short-term debt. In the same period in 2007, investing activities were a source of cash for Central Hudson as the result of a higher issuance of short-term debt last year.

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

          No common stock repurchase transactions were executed in the three months ended March 31, 2008.

Capitalization – Issuance of Restricted Shares

          Effective January 2, 2008, 12,100 restricted shares with fair value upon issuance of $536,000 were granted under the 2006 Plan to certain officers and key employees of Griffith and an officer of CHEC. The shares granted were issued from CH Energy Group’s treasury stock on January 2, 2008. These shares were issued at fair market value on the date of grant, and for Griffith, are subject to a three-year vesting period contingent upon continued employment of each individual. Shares granted to the officer of CHEC vest ratably over the three-year vesting period contingent upon continued employment. Dividends paid on restricted shares owned by Griffith officers and key employees will be automatically deferred and re-invested in additional restricted shares.

          In accordance with SFAS 123(R), the 12,100 restricted shares granted on January 2, 2008 are presented in the consolidated balance sheet as an increase in common shares outstanding and as a reduction in treasury stock for the three months ended March 31, 2008. However, in the consolidated statement of income for the three months ended March 31, 2008, the number of common shares outstanding used in the basic EPS calculation did not change from December 31, 2007, and will not change until 2009 when vesting begins.

Contractual Obligations

          A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 12 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report and Note 12 – “Commitments and Contingencies” of the Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

          Decisions to fund Central Hudson’s pension plan (the “Retirement Plan”) are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits. Central Hudson considers the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods. Funding for the 2008 Retirement Plan year is expected to be $12.5 million in 2008.

          Employer contributions for OPEB totaled $1.2 million and $0.9 million during the three months ended March 31, 2008, and 2007, respectively. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, and corporate resources. Funding for 2008 is expected to approximate the $6.5 million contributed in 2007.

Financing Program

          At March 31, 2008, CH Energy Group, on a consolidated basis, had $53 million of short-term debt outstanding and cash and cash equivalents of $13.1 million.

          CH Energy Group, the holding company, has a $150 million revolving credit agreement with several commercial banks, which as of March 31, 2008, had an outstanding balance of $6 million.

          Central Hudson also has uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing. As of March 31, 2008, Central Hudson had short-term debt outstanding of $22 million, and cash and cash equivalents of $3.5 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $125 million revolving credit agreement with a group of commercial banks, which as of March 31, 2008, had no outstanding balance.

          Central Hudson’s current senior unsecured debt ratings/outlook is A2/stable by Moody’s Investors Service and A/stable by both Standard and Poor’s Corporation and Fitch Ratings.

          In January 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital. At March 31, 2008, this line of credit had a $25 million outstanding balance.

          CH Energy Group and Central Hudson believe they will be able to meet their reasonably likely short-term and long-term cash requirements, assuming that Central Hudson’s future rate plans reflect the costs of service, including a reasonable return on invested capital.

          Central Hudson’s 1999 New York State Energy and Research Development Authority (“NYSERDA”) Bonds, Series B, C, and D, totaling $115.85 million, are long-term, unsecured, tax-exempt, multi-modal bonds insured by AMBAC Assurance Corporation (“AMBAC”). Since they were issued in 1999, the bonds’ interest rate mode has been auction rate, where the interest rates are reset every 35 days in a dutch auction. Over the last several months, it has been widely reported in the financial media that auctions in the market for municipal auction rate securities have experienced widespread failures. Generally, an auction failure results when there are not enough bidders for a series of bonds and the bondholders who wanted to sell are left holding the bonds for the next interest rate period. Since February 2008, the auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process. For the foreseeable future, Central Hudson expects the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. Since the first auction failure in February, the applicable maximum rate for Central Hudson’s bonds has ranged from 3.4% to 4.8%. In its Orders, the PSC has authorized deferred accounting treatment for the interest costs from Central Hudson’s three series of 1999 NYSERDA Bonds. Central Hudson does not expect the auction failures to have a significant impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. A two-year, 4.5% cap on $115.85 million of debt expired March 31, 2008. Central Hudson replaced the expiring cap, effective April 1, 2008, with a similar, one-year cap set at 3.0%. Under most market conditions, Central Hudson expects that cap to effectively limit the realized rate for its auction rate bonds to approximately 5.25%.

          Central Hudson is currently evaluating what actions, if any, it may take in the future with respect to its 1999 NYSERDA Bonds, Series B, C, and D.

          For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 7 – “Short-term Borrowing Arrangements”, Note 8 – “Capitalization – Common and Preferred Stock”, and Note 9 – “Capitalization – Long-Term Debt” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

EARNINGS PER SHARE

CH Energy Group Consolidated

Earnings per Share (Basic)

	Three Months Ended March 31,

	2008	2007	Change

Central Hudson – Electric	$0.39	$0.48	$(0.09)
Central Hudson – Natural Gas	0.34	0.35	(0.01)
Griffith	0.37	0.40	(0.03)
Other Businesses and Investments	0.13	0.15	(0.02)

	$1.23	$1.38	$(0.15)

          The decrease in CH Energy Group’s consolidated earnings in the first quarter of 2008 was due in large part to increased expenses and a slowing economy, the latter of which, along with high energy prices have likely induced customers to conserve and caused a higher amount of customer accounts in arrears.

Central Hudson

Earnings per share (Basic)

	Three Months Ended March 31,

	2008	2007	Change

Electric	$0.39	$0.48	$(0.09)
Natural Gas	0.34	0.35	(0.01)

	$0.73	$0.83	$(0.10)

          Central Hudson’s earnings decreased $(0.10) per share in the first quarter compared to the same period in 2007, due to the following:

Regulatory Mechanisms and Unusual Events:
Shared earnings recorded in 2007	$0.04
Medicare Act Subsidy Adjustment in 2007	(0.02)
Gain on Non-Utility Property Sales in 2007	(0.01)
Rate Increases	0.07
Weather Impact on Sales	0.06
Weather Normalized Sales Growth (Conservation)	(0.05)
Higher Tree Trimming Expense	(0.02)
Higher Storm Restoration Expense	(0.03)
Increase in Reserve for Uncollectible Accounts	(0.05)
Higher Interest Expense and Carrying Charges	(0.02)
Higher Other O&M	(0.04)
Higher Income and Other Taxes	(0.03)

$(0.10)

          Central Hudson experienced lower earnings in the first quarter compared to last year due primarily to customer response to the slowing economy and high energy prices resulting in conservation and higher reserves for uncollectible accounts. The level of customer response to increased prices, which was not reflected in the sales forecast adopted in the 2006 Order, continues to put pressure on Central Hudson’s ability to earn its allowed rate of return. As a result, the utility expects to file a delivery rate increase request during the summer of 2008, which would take effect in mid-2009 if approved by the PSC.

          Other operating expenses in the first quarter of 2008 also contributed to lower earnings, including higher tree trimming costs and higher storm restoration costs due to more storm activity in 2008.

Griffith

Earnings per Share (Basic)

Three Months Ended March 31,

2008	2007	Change

$0.37	$0.40	$(0.03)

          Griffith’s earnings decreased $(0.03) per share in the first quarter of 2008 compared to 2007, due to the following:

Acquisitions(1)	$0.05
Margin on Petroleum Sales and Services	0.04
Weather Impact on Sales (incl. Hedging)	(0.06)
Weather-Normalized Sales Growth (Conservation)	(0.03)
Operating Expenses	(0.02)
Increase in Reserve for Uncollectible Accounts	(0.02)
Other	0.01

$(0.03)

(1)	For the purposes of the above charts, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2008 and 2007.

          Griffith’s earnings decreased in the first quarter of 2008 due to lower sales volumes caused by both weather and customer conservation as well as higher operating expenses. Management believes customer conservation was in response to record high heating oil prices. These unfavorable impacts were partially offset by the favorable effect of recent acquisitions. Higher margins in 2008 offset the higher operating expenses.

Other Businesses and Investments

Earnings per Share (Basic)

Three Months Ended March 31,

2008	2007	Change

$0.13	$0.15	$(0.02)

          Earnings from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests decreased $(0.02) per share in the first quarter of 2008 compared to 2007, due to the following:

Cornhusker Holdings	$(0.03)
Lyonsdale	0.03
Interest Income	(0.02)

$(0.02)

          Earnings per share from CH Energy Group’s other unregulated businesses for the first quarter decreased due to the impact on the Cornhusker Holdings investment of unfavorable markets for corn relative to the prior year. A higher capacity factor of the Lyonsdale biomass plant resulted in a favorable impact on earnings. The holding company also experienced lower interest income due to lower investment balances.

RESULTS OF OPERATIONS

Central Hudson

          The following discussions and analyses include explanations of significant changes in revenues and expenses between the three months ended March 31, 2008, and the three months ended March 31, 2007, for Central Hudson’s regulated electric and natural gas businesses.

	Three months ended March 31, 2008 over/(under) 2007

Central Hudson Income Statement Variances	Amount (In Thousands)	Percent

Operating Revenues	$4,167	2%

Operating Expenses:
Purchased electric, fuel and natural gas	(809)	(1)%
Depreciation and Amortization	78	1%
Other operating expenses	6,224	14%
Total operating expenses	$5,493	3%
Operating Income	(1,326)	(5)%
Other income, net	284	24%
Interest Charges	748	14%
Income before income taxes	(1,790)	(8)%
Income Taxes	(166)	(2)%
Net (loss)/income	$(1,624)	(12)%

Delivery Volumes

          Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior. Electric deliveries typically peak in the summer and deliveries of natural gas used for heating purposes typically peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson for the three months ended March 31, 2008, as compared to the same period for 2007. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson’s earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

	Actual Deliveries

	March 31, 2008
	Increase (Decrease) from 2007

	Electric	Natural Gas

Residential	1%	1%
Commercial	(1)%	(3)%
Industrial and Other (a)	(5)%	10%

Total Deliveries	(1)%	1%

(a)	Excludes interruptible natural gas deliveries.

	Weather Normalized Deliveries

	March 31, 2008
	Increase (Decrease) from 2007

	Electric	Natural Gas

Residential	(1)%	(3)%
Commercial	(1)%	(4)%
Industrial and Other (a)	(5)%	(6)%

Total Deliveries	(2)%	(4)%

(a)	Excludes interruptible natural gas deliveries.

          Electric and natural gas deliveries to residential and commercial customers during the three months ended March 31, 2008, were impacted by what management believes is price-induced customer conservation and weather, and reflected modest customer growth.

          Residential electric and natural gas heating degree days were 6% and 8% higher than last year, respectively. However, this positive effect of weather on residential deliveries along with a small increase in both electric and natural gas residential customers was almost entirely offset by customer conservation.

          For commercial deliveries of electric and natural gas, customer conservation exceeded the positive effects of weather and customer growth.

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

Three Months Ended March 31, 2008
Increase (Decrease) from 2007
(In Thousands)

	Electric	Natural Gas	Total

Revenues with Matching Offsets: (a)
Energy cost adjustment	$(9,852)	$2,614	$(7,238)
Sales to others for resale	(759)	7,188	6,429
Pension, OPEB and other revenues	161	1,635	1,796

Subtotal	(10,450)	11,437	987

Revenues Impacting Earnings:
Customer sales (b)	1,143	2,000	3,143
Other regulatory mechanisms	1,100	(48)	1,052
Other revenues	346	(1,361)	(1,015)

Subtotal	2,589	591	3,180

Total	$(7,861)	$12,028	$4,167

(a)

Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity and natural gas costs. Other related costs are pensions, OPEB, and the cost of special programs authorized by the PSC, which are funded with certain available credits. Changes in revenues from electric sales to other utilities also do not affect earnings since any related profits or losses are returned or charged, respectively, to customers. For natural gas sales to other entities for resale, 85% of such profits are returned to customers.

(b)	Includes an offsetting recovery of amounts related to back-out credits for retail access customers.

          Electric revenues decreased for the three months ended March 31, 2008, as compared to the same period in 2007 due to lower revenues with matching offsets. The decrease reflects a decrease in energy cost adjustment revenues due to lower delivery volumes (influenced by customer conservation), partially offset by higher wholesale costs.

          Natural gas revenues increased for the three months ended March 31, 2008 largely due to higher revenues with matching offsets, primarily higher revenues from gas sales to other utilities. The increase in revenues with matching costs also includes an increase in energy cost adjustment revenues due primarily to the effect of higher wholesale costs which more than offset the reduction in delivery volumes influenced by customer conservation, as well as an increase in other revenues recorded pursuant to the 2006 Order.

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

          Total utility operating expenses for the three months ended March 31, 2008, increased 2.9%. The following summarizes the change in operating expenses:

Change (In Thousands)

Expenses Currently Matched to Revenues (1):
Purchased electricity	$(10,611)
Purchased natural gas	9,802
Residual gas deferred balances	1,722
Other matched expenses	115

Subtotal	$1,028

Other Expense Variations:
Tree trimming	595
Uncollectible reserve	790
Property taxes	549
Storm restoration expenses	873
Other expenses	1,658

Subtotal	$4,465

Total Increase in Operating Expenses	$5,493

(1)	Includes expenses that, in accordance with the 2006 Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

          In addition to the required adjustment to match revenues collected from customers, the decrease in purchased electricity expense for the quarter ended March 31, 2008, reflects the net effect of lower volumes delivered (influenced by customer conservation) and higher wholesale prices. The increase in natural gas costs primarily reflects higher wholesale costs, partially offset by lower volumes delivered and was also influenced by customer conservation. The increase in other revenue-matched expenses results from the 2006 Order which allowed for rate changes corresponding to these expenses.

          The increase in the uncollectible reserve results from higher energy prices, which have impacted customers’ ability to pay their bills. The increase in tree trimming expense reflects Central Hudson’s continuing efforts to improve system reliability. The higher revenues resulting from the 2006 Order reflected the expectation that tree trimming and property taxes would be higher in 2008. The increase in storm restoration costs results from higher storm activity in 2008.

Other Income

          Other income and deductions for Central Hudson for the three months ended March 31, 2008, as compared to the same period in 2007, increased $0.3 million due primarily to a reduction in the amounts owed as deferred compensation in the first quarter of 2008.

Interest Charges

          Central Hudson’s interest charges increased $0.7 million for the three months ended March 31, 2008, compared to 2007 largely due to an increase in long-term debt resulting from the issuance of medium term notes in September 2007, the proceeds of which were used to finance ongoing investments in capital improvements.

Income Taxes

          Income taxes for Central Hudson decreased $0.2 million in the first quarter of 2008 compared to 2007. The decrease in income taxes was primarily due to a decrease in pre-tax book income which was partially offset by a reduction in the tax benefits of the Medicare Part D prescription drug program and an unfavorable impact of flow through items related to reserves.

CH Energy Group

          In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below. The results of Griffith and the other businesses described below exclude intercompany interest income and expense which are eliminated in consolidation.

	Three months ended March 31, 2008 over/(under) 2007

CH Energy Group Income Statement Variances	Amount (In Thousands)	Percent

Operating Revenues	$66,414	19%

Operating Expenses:
Purchased electric, fuel, and natural gas	56,398	24%
Depreciation and Amortization	355	4%
Other operating expenses	11,107	17%
Total operating expenses	$67,860	22%
Operating Income	(1,446)	(4)%
Other income, net	(864)	(30)%
Interest Charges	936	17%
Income before income taxes, preferred dividends of subsidiaries, and minority interest	(3,246)	(9)%
Income Taxes	(1,026)	(8)%
Net (loss)/income	$(2,397)	(11)%

Griffith

Sales Volumes

          Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior. Deliveries of petroleum products used for heating purposes typically peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

	Actual Deliveries

	Three Months Ended March 31, 2008

	% Change From 2007	2008 Volumes as % of Total Volume

Heating Oil
Base Company Volume	(15)%	49%
Acquisitions Volume	18%	18%

Total Heating Oil	3%	67%

Motor Fuels
Base Company Volume	(7)%	28%
Acquisitions Volume	11%	3%

Total Motor Fuels	4%	31%

Propane and Other
Base Company Volume	8%	2%
Acquisitions Volume	0%	0%

Total Propane and Other	8%	2%

Total
Base Company Volume	(12)%	79%
Acquisitions Volume	16%	21%

Total	4%	100%

[1]	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

[2]	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008 and 2007.

Sales of petroleum products increased 4% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This was primarily a result of sales from acquisitions made in 2007 and 2008. This increase in sales was partially offset by a decrease in sales of petroleum products in the base company, particularly heating oil. This decrease was due to weather that was 8% warmer in the first quarter of 2008 in comparison to 2007 as measured by delivered degree days and increased customer conservation.

	Weather Normalized Deliveries

	Three Months Ended March 31, 2008

	% Change From 2007	2008 Volumes as % of Total Volume

Heating Oil
Base Company Volume	(7)%	51%
Acquisitions Volume	21%	18%

Total Heating Oil	14%	69%

Motor Fuels
Base Company Volume	(7)%	26%
Acquisitions Volume	11%	3%

Total Motor Fuels	4%	29%

Propane and Other
Base Company Volume	18%	2%
Acquisitions Volume	0%	0%

Total Propane and Other	18%	2%

Total
Base Company Volume	(6)%	78%
Acquisitions Volume	17%	22%

Total	11%	100%

Revenues

Griffith Revenues
Increase (Decrease) from 2007
(In Thousands)

Three Months Ended March 31, 2008

Heating Oil
Base Company[1]	$14,114
Acquisitions[2]	23,658

Total Heating Oil	$37,772

Motor Fuels
Base Company	$13,605
Acquisitions	5,804

Total Motor Fuels	$19,409

Service Revenues
Base Company	$37
Acquisitions	1,618

Total Service Revenues	$1,655

Other
Propane	$683
Weather-Hedging Contracts	938
Other	130

Total Other	$1,751

Total Revenues	$60,587

[1]	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

[2]	For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2008 and 2007.

          Revenues, net of the effect of weather hedging contracts, increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due largely to revenues related to the acquisitions made in 2007 and 2008. Additionally, revenues increased due to an increase in average selling price per gallon in the first quarter of 2008 compared to 2007, which resulted primarily from higher wholesale prices for petroleum products. This increase was partially offset by reduced sales volumes in the Base Company.

Operating Expenses

          For the three months ended March 31, 2008, operating expenses increased $61.1 million, or 53%, from $114.4 million in 2007 to $175.5 million in 2008. The cost of petroleum products increased $56.3 million, or 60% due to an increase in sales volume resulting primarily from acquisitions and an increase in the wholesale price of petroleum products.

          Other operating expenses increased $4.8 million in 2008 due primarily to an increase in the expenses associated with the increased sales volumes noted above.

Other Businesses and Investments

Revenues and Operating Expenses

          The operating results of Lyonsdale are consolidated in the Financial Statements of CH Energy Group. Results for the three months ended March 31, 2008 compared to the same period in 2007 reflect an increase in operating revenues of $1.7 million and increased total operating expenses of $0.9 million. These results reflect a higher capacity factor of the biomass plant for the first quarter of 2008 compared to 2007, resulting in a net increase in CH Energy Group’s net income of $0.5 million.

Other Income

          Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $0.8 million for the three months ended March 31, 2008. This is primarily attributable to a $0.5 million decrease in Cornhusker Holdings’ earnings and a $0.4 million decrease in investment income as a result of the redeployment of capital from short-term investments to CH Energy Group’s subsidiaries. Higher prices for corn, the primary fuel supply of CH Energy Group’s investment in Cornhusker Holdings, contributed to lower earnings from this investment during 2008 compared to 2007. Cornhusker Holdings’ earnings were also impacted in 2008 by engineering costs associated with an expansion of the plant’s capacity.

Income Taxes

          Income taxes for CH Energy Group decreased $1.0 million in the first quarter of 2008 compared to 2007. The decrease in income taxes was primarily due to lower taxes at Central Hudson, a decrease in pre-tax book earnings at Griffith and CH Energy Group’s other businesses and investments and an increase in production tax credits at CHEC.

CRITICAL ACCOUNTING POLICIES

          Use of Estimates: Preparation of the consolidated Financial Statements in accordance with GAAP includes the use of estimates and assumptions by management that affect financial results. Actual results may differ from those estimated; however the methods used by CH Energy Group to prepare estimates have historically produced reliable results.

          Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), reserves for uncollectible accounts receivable, other operating reserves, unbilled revenues, and pension and other post-retirement benefits.

          Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties. For Central Hudson, these estimates are subject to change as the result of a future rate proceeding. Historical changes have not been material to the company’s financial results. For Griffith, any changes in estimates used for depreciation are not expected to have a material impact on CH Energy Group’s financial results. The amortization of CH Energy Group’s other intangible assets is discussed in detail below under the caption “Goodwill and Other Intangible Assets.”

          Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including special collection issues. The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims. Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month. The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained. Historical changes to these items have not been material to the company’s financial results.

          See Note 1 – “Summary of Significant Accounting Policies” under the caption “Use of Estimates” for additional discussion.

          Goodwill and Other Intangible Assets: The balances reflected on CH Energy Group’s Consolidated Balance Sheet at March 31, 2008, and December 31, 2007, for “Goodwill” and “Other intangible assets – net” relate to Griffith. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.

          As required by SFAS 142, titled Goodwill and Other Intangible Assets, both goodwill and intangible assets not subject to amortization are tested at least annually for impairment and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. In assessing whether an impairment exists the fair value of the reporting units is compared to the carrying amount of assets. Fair value of goodwill is estimated using a discounted cash flow measurement. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flows. In applying this methodology, reliance is placed on a number of factors, including actual operating results, future business plans, economic projections and market data. The carrying amount for goodwill was $67.5 million as of March 31, 2008, $63.4 million as of December 31, 2007, and $57.2 million as of March 31, 2007. Historical impairment tests have not resulted in the recognition of any impairment. However, if the operating cash flows of Griffith decline in the future, the result could be recognition of a future goodwill impairment charge to operations and the amount could be material to CH Energy Group’s consolidated financial statements.

          The most significant assumptions used in the discounted cash flow valuation regarding Griffith’s fair value in connection with goodwill valuations are: (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) Griffith’s expected long-term growth rate, which approximates the growth rate imputed from the discrete period cash flow projections on key aspects of the business. The risk adjusted discount rate represents Griffith’s weighted average cost of capital and is established based on (1) the 30 year risk-free rate, which is impacted by events external to Griffith, such as investor expectations regarding economic activity, (2) Griffith’s required rate of return on equity, and (3) the current after tax rate of return on debt. In valuing its goodwill for 2007, Griffith used an average risk adjusted discount rate of 9.9%. Had the risk-adjusted discount rate been 25 basis points higher, the aggregate estimated fair value of the reporting units would have decreased by $4.1 million, or 2.7%. In addition, Griffith used an average expected terminal growth rate of 1.5%. If the expected terminal growth rate was 25 basis points lower, the aggregate estimated fair value of the reporting units would have decreased by $2.9 million, or 1.9%. Had each year in Griffith’s five-year cash flow projections been lower by 1.0%, the aggregate estimated fair value of the reporting units would have decreased by $0.5 million, or 0.3%.

          Other intangible assets - net relate to Griffith and are comprised of customer relationships, trademarks and covenants not to compete. If events indicate that an impairment exists, these assets are tested for impairment by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

          In accordance with SFAS 142 intangible assets that have finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer relationships is fifteen years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were initially used, annual amortization expense would increase by approximately $1.8 million. The estimated useful lives of trademarks range from five to fifteen years and are based upon management’s assessment of several variables such as brand recognition, management’s plan for the use of the trademark, and other factors which will affect the duration of the trademark’s life. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.7 years, respectively. The weighted average amortization period for all amortizable intangible assets is 14.6 years. The estimated useful life of Griffith’s customer relationships is tested annually based on actual experience. The amortizable life of these assets has not changed since Griffith was acquired.

          See Note 6 – “Goodwill and Other Intangible Assets” for additional discussion.

          Post-Employment Benefits: Central Hudson’s reported costs of providing non-contributory defined pension benefits as well as certain health care and the life insurance benefits for retired employees are dependent upon numerous factors resulting from actual plan experience and assumptions of future plan performance.

          The significant assumptions and estimates used to account for the Retirement Plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the pension plan and other post-retirement plan assets, health care cost trend rate, the rate of compensation increase, and the method of amortizing gains and losses.

          For 2007 the Projected Benefit Obligation (PBO) for Central Hudson’s Retirement Plan ($409 million) and its obligation for post-retirement health-care (OPEB) costs ($148 million) were determined using 6.2% and 6.4% discount rates, respectively. These rates were determined using the Citigroup Pension Discount Curve reflecting projected cash flows. A 0.25% change in the discount rate would affect the projection of the pension PBO by approximately $11.8 million and the OPEB obligation by approximately $4.6 million. Declines in the market value of the pension Trust Fund’s investment portfolio, which occurred from 2000 through 2002, and a reduction in the discount rate have resulted in a significant increase in pension and OPEB costs since 2001. Similar changes in the future could have similar results on these costs. A 25 basis point change in the discount rate would impact the net periodic benefit cost by $1.3 million for the Retirement Plan and $0.5 million for OPEBs.

          Central Hudson amortizes actuarial gains and losses related to these obligations over ten years in accordance with PSC-prescribed provisions.

          The expected long-term rate of return on Retirement Plan and OPEB assets are 8.0%, net of investment expense. In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on each plan’s target asset allocation. Central Hudson also considered expectations of value-added by active management, net of investment expenses. The actual annual return on Central Hudson’s Retirement Plan assets has ranged from 7.4% to 19.9% and from 4.1% to 18.7% on its OPEB assets over the last five years. A 25 basis point decrease in the expected long-term rate of return on Retirement Plan and OPEB assets would have the following impact: increase the net periodic benefit cost by $0.9 million for the pension plan and $0.2 million for OPEBs.

          The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

	(In Thousands)

Effect on total of service and interest cost components for 2007	$1,854	$(1,500)

Effect on year-end 2007 post-retirement benefit obligation	$14,991	$(12,522)

          In accordance with the terms of the 2006 Rate Order, Central Hudson is authorized to defer any differences between rate allowances and actual costs for both its Retirement and OPEB plans.

          See Note 10 – “Post-Employment Benefits” for additional discussion.

          Accounting for Derivatives: CH Energy Group and its subsidiaries use derivatives to manage their commodity and financial market risks; they do not enter into derivative instruments for speculative purposes. As a result of deferrals under Central Hudson’s regulatory mechanisms and offsetting changes of commodity prices for both Central Hudson and Griffith, derivatives that CH Energy Group and Central Hudson enter into do not materially impact earnings.

          All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value. For discussions relating to market risk and derivative instruments, see Item 7A – “Quantitative and Qualitative disclosure About Market Risk” of this 10-K Annual Report and Note 14 – “Accounting for Derivative Instruments and Hedging Activities”.

          See Note 14 – “Accounting for Derivative Instruments and Hedging Activities” for additional discussion.

COMMON STOCK DIVIDENDS

          CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings. More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common, calculated on a two-year rolling average basis. Central Hudson’s dividend would be reduced below 100% of its annual average income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency. Central Hudson is currently rated “A” or the equivalent. As of March 31, 2008, the amount of Central Hudson’s retained earnings that were free of restrictions was $32.5 million. CH Energy Group’s other subsidiaries do not have restrictions on their ability to pay dividends.

          Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group’s dividend payments. On March 28, 2008, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2008, to shareholders of record as of April 10, 2008.

OTHER MATTERS

          Changes in Accounting Standards: See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Standards and Other FASB Projects” for discussion of relevant changes, which discussion is incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

          Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants’ future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements. Those factors include, but are not limited to: weather; fuel prices; corn and ethanol prices; plant capacity factors; energy supply and demand; interest rates; potential future acquisitions; legislative, regulatory, and competitive developments; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

          Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk. There has been no material change in either the market risks or the practices employed by CH Energy Group and Central Hudson to mitigate these risks discussed in the Corporations’ 10-K Annual Report. For related discussion on this activity, see, in the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subcaption “Capital Resources and Liquidity,” and Note 9 – Long-Term Debt, and Item 7A – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subcaption “Financing Program” of this form 10-Q.

ITEM 4 – CONTROLS AND PROCEDURES

          The Chief Executive Officer and Chief Financial Officer of CH Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on the evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporations’ controls and procedures are effective.

          There were no changes to the Corporations’ internal control over financial reporting that occurred during the Corporations’ last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporations’ internal control over financial reporting.

          PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          For information about developments regarding certain legal proceedings, see Item 3 (“Legal Proceedings”) of the Corporations’ 10-K Annual Report, and Note 12 – “Commitments and Contingencies” of that 10-K and/or Note 12 – “Commitments and Contingencies” of this 10-Q.

Central Hudson:

Former Manufactured Gas Plant Facilities
Little Britain Road
Newburgh Consolidated Iron Works
Asbestos Litigation

CHEC:

Griffith’s remediation efforts at its Kable Oil bulk plant.

ITEM 1A. RISK FACTORS

          For a discussion identifying risk factors that could cause actual results to differ materially from those anticipated, see the discussion under “Item 1A – Risk Factors” of the Corporations’ 10-K Annual Report.

The Profitability of CHEC’s Investment in Cornhusker Holdings May Be Adversely Impacted by Commodity Price Changes or the Lack of Available Capital to Complete the Capacity Expansion

Description and Sources of Risk:

CHEC’s management believes that increases in wholesale corn prices and/or decreases in ethanol prices are caused by a variety of factors, including, but not limited to the following:

o

Actions by the federal government that reduce the demand for, or increase the supply of, ethanol. Such actions could include, but are not limited to, a reduction in the required level of ethanol blending, decreases in tax credits to refiners and/or reductions in tariffs on imported ethanol.

o

Imbalances in the supply of and demand for corn. This could be caused by, among other things (1) drought or other acts of nature, (2) increased construction of new ethanol production facilities, (3) governmental actions that discourage raising corn for use in ethanol production (such as providing tax credits for corn grown for human consumption) or (4) changes in agricultural markets, technology or regulations.

o	Volatility in domestic and/or foreign markets may result in increased corn prices and/or lower ethanol prices.

Expansion of the plant’s production capacity is expected to lower operating expenses and increase profit margins. The expansion requires additional financing which may not be available in sufficient amounts, in a timely manner, or at acceptable terms.

Potential Impacts: Prolonged increases in corn prices and/or decreases in ethanol prices could have a material adverse impact on the earnings of Cornhusker Holdings, which could lead to an impairment of CHEC’s investment. If additional capital to complete the expansion is not obtained in a timely mannner, the expansion would be suspended and liquidity limitations could affect production levels. If this situation were to continue for an extended period, it could also lead to a significant impairment.

ITEM 6. EXHIBITS

          Incorporated herein by reference to the Exhibit Index for this 10-Q Quarterly Report, which is located immediately after the signature pages to this report.

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

Donna S. Doyle
Vice President - Accounting

Dated: May 5, 2008

EXHIBIT INDEX

          Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Regulation S-K Item 601 Designation	Exhibit Description

3(ii)(1)	By-laws of CH Energy Group, Inc. as amended March 28, 2008. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on April 3, 2008; Exhibit 3(ii)(1))

3(iii)(1)	Certificate of Incorporation of Central Hudson Gas & Electric Corporation, as amended, through October 8, 1993 dated May 2, 2008.

3(iii)(2)	Restated Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 807 of the Business Corporation Law dated August 7, 1989.

3(iii)(3)	Certificate of Amendment of the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law dated April 3, 1990.

3(iii)(4)	Certificate of Amendment of the Certificate of Incorporation of Central Hudson Gas & Electric Corporation under Section 805 of the Business Corporation Law dated October 8, 1993.

10(i)(1)

Amended and Restated Credit Agreement Among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (Keybank National Association, JPMorgan Chase Bank, N.A., Bank of America, N.A., and HSBC Bank USA) dated February 21, 2008. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 26, 2008; Exhibit 10.1)

10(iii)(1)

Form of CH Energy Group, Inc. Performance Shares Agreement (Long-Term Equity Incentive Plan). (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on January 30, 2008; Exhibit 10.1)

10(iii)(2)	CH Energy Group, Inc. Short-term Incentive Plan. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 19, 2008; Exhibit 10.1)

10(iii)(3)	CH Energy Group, Inc. Long-Term Equity Incentive Plan Form of Restricted Shares Agreement. (for employees of Griffith Energy Services, Inc.)

10(iii)(4)	CH Energy Group, Inc. Long-Term Equity Incentive Plan Form of Restricted Shares Agreement. (for officers of Central Hudson Enterprises Corporation)

12(i)	Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

12(i)(i)	Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1	Section 1350 Certification by Mr. Lant.

32.2	Section 1350 Certification by Mr. Capone.