Form 10-Q
period 2008-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2008-08-04
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________________________________________________ June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

          Yes ☐ No ☒

          As of the close of business on August 1, 2008, (i) CH Energy Group, Inc. had outstanding 15,783,083 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

          CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

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

PART 1 – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	For the 3 Months Ended June 30,
	2008	2007

Operating Revenues
Electric	$145,844	$150,445
Natural gas	44,275	40,242
Competitive business subsidiaries	123,533	80,296

Total Operating Revenues	313,652	270,983

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	90,441	97,232
Purchased natural gas	31,465	27,925
Purchased petroleum	102,122	60,818
Other expenses of operation - regulated activities	41,254	39,501
Other expenses of operation - competitive business subsidiaries	21,540	17,756
Depreciation and amortization	9,549	9,026
Taxes, other than income tax	9,327	8,660

Total Operating Expenses	305,698	260,918

Operating Income	7,954	10,065

Other Income and Deductions
Income from unconsolidated affiliates	66	349
Interest on regulatory assets and investment income	1,792	2,254
Other - net	(559)	(530)

Total Other Income	$1,299	$2,073

Interest Charges
Interest on long-term debt	$5,049	$4,495
Interest on regulatory liabilities and other interest	1,343	923

Total Interest Charges	6,392	5,418

Income before income taxes, preferred dividends of subsidiary and minority interest	2,861	6,720
Income Taxes	972	1,293
Minority Interest	(23)	(4)

Income before preferred dividends of subsidiary	1,912	5,431
Cumulative preferred stock dividends of subsidiary	242	242

Net Income	1,670	5,189
Dividends Declared on Common Stock	8,523	8,512

Change in Retained Earnings	$(6,853)	$(3,323)

Common Stock:
Average shares outstanding
Basic	15,768	15,762
Diluted	15,812	15,784
Earnings per share
Basic	$0.11	$0.33
Diluted	$0.11	$0.33
Dividends Declared Per Share	$0.54	$0.54

The Notes to Consolidated Financial Statements are an integral part hereof.

- 1  -

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	For the 6 Months Ended June 30,
	2008	2007

Operating Revenues
Electric	$289,658	$302,120
Natural gas	120,494	104,433
Competitive business subsidiaries	313,292	207,809

Total Operating Revenues	723,444	614,362

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	174,775	191,268
Purchased natural gas	84,603	71,261
Purchased petroleum	252,980	155,378
Other expenses of operation - regulated activities	84,167	77,150
Other expenses of operation - competitive business subsidiaries	45,207	36,549
Depreciation and amortization	19,009	18,131
Taxes, other than income tax	18,790	17,147

Total Operating Expenses	679,531	566,884

Operating Income	43,913	47,478

Other Income and Deductions
Income from unconsolidated affiliates	335	1,544
Interest on regulatory assets and investment income	3,065	4,394
Other - net	(118)	(1,026)

Total Other Income	$3,282	$4,912

Interest Charges
Interest on long-term debt	$10,138	$8,986
Interest on regulatory liabilities and other interest	2,631	1,873

Total Interest Charges	12,769	10,859

Income before income taxes, preferred dividends of subsidiary and minority interest	34,426	41,531
Income Taxes	12,909	14,256
Minority Interest	61	(97)

Income before preferred dividends of subsidiary	21,456	27,372
Cumulative preferred stock dividends of subsidiary	485	485

Net Income	20,971	26,887
Dividends Declared on Common Stock	17,041	17,023

Change in Retained Earnings	$3,930	$9,864

Common Stock:
Average shares outstanding
Basic	15,765	15,762
Diluted	15,809	15,784
Earnings per share
Basic	$1.33	$1.71
Diluted	$1.33	$1.70
Dividends Declared Per Share	$1.08	$1.08

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	For the 3 Months Ended June 30,
	2008	2007

Net Income	$1,670	$5,189

Other Comprehensive Income:

Fair value of cash flow hedges - FAS 133: Unrealized gains (losses) - net of tax of ($273) and $16	410	(24)

Reclassification for (gains) losses realized in net income - net of tax of $340 and ($28)	(511)	42

Net unrealized gains on investments held by equity method investees - net of tax of ($33) and ($286)	50	428

Other comprehensive (loss) income	(51)	446

Comprehensive Income	$1,619	$5,635

	For the 6 Months Ended June 30,
	2008	2007

Net Income	$20,971	$26,887

Other Comprehensive Income:

Fair value of cash flow hedges - FAS 133: Unrealized gains (losses) - net of tax of ($455) and $11	682	(17)

Reclassification for (gains) losses realized in net income - net of tax of $806 and ($256)	(1,208)	384

Net unrealized (losses) gains on investments held by equity method investees - net of tax of $153 and ($397)	(230)	595

Other comprehensive (loss) income	(756)	962

Comprehensive Income	$20,215	$27,849

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	For the 6 Months Ended June 30,
	2008	2007

Operating Activities:
Net Income	$20,971	$26,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,009	18,131
Deferred income taxes - net	13,434	3,043
Provision for uncollectibles	4,596	2,422
Undistributed equity in earnings of unconsolidated affiliates	488	(844)
Pension expense	6,565	6,800
OPEB expense	5,226	5,419
Regulatory liability - rate moderation	(5,900)	(12,547)
Regulatory asset amortization	2,765	—
Minority interest	61	(97)
Gain on sale of property and plant	(27)	(468)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	4,153	(10,599)
Fuel and materials and supplies	2,148	246
Special deposits and prepayments	4,110	(1,374)
Prepaid income taxes	(9,828)	11,244
Accounts payable	6,954	(2,691)
Accrued taxes and interest	(997)	275
Customer advances	(12,544)	(12,763)
Pension plan contribution	(12,762)	—
OPEB contribution	(4,200)	(3,461)
Regulatory asset - MGP site remediations	(789)	3,434
Deferred natural gas and electric costs	(8,790)	4,605
Customer benefit fund	(366)	(610)
Other - net	931	(3,332)

Net cash provided by operating activities	35,208	33,720

Investing Activities:
Purchase of short-term investments	$—	$(43,101)
Proceeds from sale of short-term investments	3,545	56,762
Proceeds from sale of property and plant	45	1,021
Additions to utility and other property and plant	(39,545)	(39,235)
Acquisitions made by competitive business subsidiaries	(9,259)	(11,585)
Other - net	712	1,718

Net cash used in investing activities	(44,502)	(34,420)

Financing Activities:
Redemption of long-term debt	—	(33,000)
Proceeds from issuance of long-term debt	—	33,000
Borrowings of short-term debt - net	33,500	16,000
Dividends paid on common stock	(17,036)	(17,023)
Debt issuance costs	(7)	(359)

Net cash provided by (used in) financing activities	16,457	(1,382)

Net Change in Cash and Cash Equivalents	7,163	(2,082)
Cash and Cash Equivalents at Beginning of Period	11,313	24,121

Cash and Cash Equivalents at End of Period	$18,476	$22,039

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,447	$9,979
Federal and state income tax paid	$9,852	$8,023
Additions to plant included in liabilities	$12,523	$3,749

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	June 30, 2008	December 31, 2007	June 30, 2007

ASSETS
Utility Plant
Electric	$832,509	$807,412	$788,734
Natural gas	257,348	248,894	240,870
Common	117,247	113,494	113,937

	1,207,104	1,169,800	1,143,541

Less: Accumulated depreciation	362,363	354,353	348,975

	844,741	815,447	794,566

Construction work in progress	70,346	75,866	56,165

Net Utility Plant	915,087	891,313	850,731

Other Property and Plant - net	31,292	31,236	33,469

Current Assets
Cash and cash equivalents	18,476	11,313	22,039
Short-term investments - available-for-sale securities	—	3,545	28,950
Accounts receivable from customers - net of allowance for doubtful accounts of $5.6 million, $4.8 million, and $4.5 million, respectively	134,288	139,107	93,485
Accrued unbilled utility revenues	7,372	12,022	6,846
Other receivables	7,288	6,568	6,186
Fuel and materials and supplies	31,580	33,321	28,955
Regulatory assets	46,090	35,012	32,525
Prepaid income tax	9,828	—	—
Fair value of derivative instruments	9,997	1,218	—
Special deposits and prepayments	24,014	28,108	25,012
Accumulated deferred income tax	1,088	7,378	6,584

Total Current Assets	290,021	277,592	250,582

Deferred Charges and Other Assets
Regulatory assets - pension plan	44,078	51,393	91,532
Regulatory assets - OPEB	—	15,967	32,766
Regulatory assets	103,816	86,821	83,219
Goodwill	67,559	63,433	57,539
Other intangible assets - net	38,065	35,720	30,926
Unamortized debt expense	4,161	4,345	4,217
Investments in unconsolidated affiliates	10,799	12,226	13,417
Other investments	9,797	8,613	8,560
Other	14,628	16,089	11,730

Total Deferred Charges and Other Assets	292,903	294,607	333,906

Total Assets	$1,529,303	$1,494,748	$1,468,688

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT’D) (UNAUDITED)
(In Thousands)

	June 30, 2008	December 31, 2007	June 30, 2007

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized: $0.10 par value - 15,782,774 shares outstanding at June 30, 2008 15,762,000 shares outstanding at December 31, and June 30, 2007; 16,862,087 shares issued	$1,686	$1,686	$1,686
Paid-in capital	350,783	351,230	351,230
Retained earnings	219,569	215,639	216,919
Treasury stock (1,079,313 shares June 30, 2008; 1,100,087 shares December 31, and June 30, 2007)	(45,397)	(46,252)	(46,252)
Accumulated other comprehensive income	417	1,173	433
Capital stock expense	(328)	(328)	(328)

Total Common Shareholders’ Equity	526,730	523,148	523,688

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027	21,027
Long-term debt	383,892	403,892	370,890

Total Capitalization	931,649	948,067	915,605

Current Liabilities
Current maturities of long-term debt	20,000	—	—
Notes payable	76,000	42,500	29,000
Accounts payable	50,448	44,880	38,705
Accrued interest	5,964	6,127	5,546
Dividends payable	8,765	8,760	8,754
Accrued vacation and payroll	8,080	7,640	7,198
Customer advances	10,501	23,045	12,969
Customer deposits	8,328	8,126	8,152
Regulatory liabilities	11,225	9,392	15,261
Fair value of derivative instruments	—	1,235	6,546
Accrued environmental remediation costs	7,075	2,703	2,604
Accrued income taxes	—	834	374
Deferred revenues	6,528	7,437	5,053
Accumulated deferred income tax	4,173	—	—
Other	23,019	16,820	14,159

Total Current Liabilities	240,106	179,499	154,321

Deferred Credits and Other Liabilities
Regulatory liabilities	123,024	111,663	104,762
Regulatory liabilities - OPEB	9,804	—	—
Operating reserves	5,222	5,212	5,245
Accrued environmental remediation costs	23,393	15,027	14,678
Accrued OPEB costs	29,470	55,560	68,172
Accrued pension costs	6	11,202	48,760
Other	12,389	19,805	12,709

Total Deferred Credits and Other Liabilities	203,308	218,469	254,326

Minority Interest	1,406	1,345	1,369

Accumulated Deferred Income Tax	152,834	147,368	143,067

Commitments and Contingencies
Total Capitalization and Liabilities	$1,529,303	$1,494,748	$1,468,688

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	For the 3 Months Ended June 30,
	2008	2007

Operating Revenues
Electric	$145,844	$150,445
Natural gas	44,275	40,242

Total Operating Revenues	190,119	190,687

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	89,138	95,796
Purchased natural gas	31,465	27,925
Other expenses of operation	41,254	39,501
Depreciation and amortization	7,450	7,144
Taxes, other than income tax	9,132	8,522

Total Operating Expenses	178,439	178,888

Operating Income	11,680	11,799

Other Income and Deductions
Interest on regulatory assets and other interest income	1,436	1,634
Other - net	(158)	(309)

Total Other Income	1,278	1,325

Interest Charges
Interest on other long-term debt	5,049	4,495
Interest on regulatory liabilities and other interest	1,114	923

Total Interest Charges	6,163	5,418

Income Before Income Taxes	6,795	7,706

Income Taxes	2,604	2,444

Net Income	4,191	5,262

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$3,949	$5,020

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	For the 6 Months Ended June 30,
	2008	2007

Operating Revenues
Electric	$289,658	$302,120
Natural gas	120,494	104,433

Total Operating Revenues	410,152	406,553

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	171,744	189,013
Purchased natural gas	84,603	71,261
Other expenses of operation	84,167	77,150
Depreciation and amortization	14,814	14,430
Taxes, other than income tax	18,434	16,857

Total Operating Expenses	373,762	368,711

Operating Income	36,390	37,842

Other Income and Deductions
Interest on regulatory assets and other interest income	2,328	3,088
Other - net	438	(567)

Total Other Income	2,766	2,521

Interest Charges
Interest on other long-term debt	10,138	8,986
Interest on regulatory liabilities and other interest	2,214	1,873

Total Interest Charges	12,352	10,859

Income Before Income Taxes	26,804	29,504

Income Taxes	10,866	10,871

Net Income	15,938	18,633

Dividends Declared on Cumulative Preferred Stock	485	485

Income Available for Common Stock	$15,453	$18,148

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	For the 3 Months Ended June 30,
	2008	2007

Net Income	$4,191	$5,262
Other Comprehensive Income	—	—

Comprehensive Income	$4,191	$5,262

	For the 6 Months Ended June 30,
	2008	2007

Net Income	$15,938	$18,633
Other Comprehensive Income	—	—

Comprehensive Income	$15,938	$18,633

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	For the 6 Months Ended June 30,
	2008	2007

Operating Activities:
Net Income	$15,938	$18,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,814	14,430
Deferred income taxes - net	11,450	2,251
Provision for uncollectibles	3,059	1,945
Pension expense	6,565	6,800
OPEB expense	5,226	5,419
Regulatory liability - rate moderation	(5,900)	(12,547)
Regulatory asset amortization	2,765	—
Gain on sale of property and plant	—	(468)
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	10,198	(11,809)
Fuel and materials and supplies	(212)	(683)
Special deposits and prepayments	5,375	(170)
Prepaid income taxes	(5,904)	10,390
Accounts payable	11,660	(2,007)
Accrued taxes and interest	(3,506)	(99)
Customer advances	(9,179)	(11,468)
Pension plan contribution	(12,762)	—
OPEB contribution	(4,200)	(3,461)
Regulatory asset - MGP site remediations	(789)	3,434
Deferred natural gas and electric costs	(8,790)	4,605
Customer benefit fund	(366)	(610)
Other - net	572	(2,821)

Net cash provided by operating activities	36,014	21,764

Investing Activities:
Proceeds from sale of property and plant	—	1,021
Additions to utility plant	(37,730)	(37,988)
Other - net	(1,093)	147

Net cash used in investing activities	(38,823)	(36,820)

Financing Activities:
Redemption of long-term debt	—	(33,000)
Proceeds from issuance of long-term debt	—	33,000
Borrowings of short-term debt - net	4,500	16,000
Dividends paid on cumulative preferred stock	(485)	(485)
Debt issuance costs	(7)	(359)

Net cash provided by financing activities	4,008	15,156

Net Change in Cash and Cash Equivalents	1,199	100
Cash and Cash Equivalents - Beginning of Period	3,592	1,710

Cash and Cash Equivalents - End of Period	$4,791	$1,810

Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,955	$9,979
Federal and State income tax paid	$8,642	$7,230
Plant additions in liabilities	$12,523	$3,749

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	June 30, 2008	December 31, 2007	June 30, 2007

ASSETS

Utility Plant
Electric	$832,509	$807,412	$788,734
Natural gas	257,348	248,894	240,870
Common	117,247	113,494	113,937

	1,207,104	1,169,800	1,143,541

Less: Accumulated depreciation	362,363	354,353	348,975

	844,741	815,447	794,566

Construction work in progress	70,346	75,866	56,165

Net Utility Plant	915,087	891,313	850,731

Other Property and Plant - net	414	415	416

Current Assets
Cash and cash equivalents	4,791	3,592	1,810
Accounts receivable from customers - net of allowance for doubtful accounts of $3.2 million, $2.8 million, and $2.6 million, respectively	71,834	81,264	61,136
Accrued unbilled utility revenues	7,372	12,022	6,846
Other receivables	3,681	2,858	3,299
Fuel and materials and supplies - at average cost	24,482	24,270	23,487
Regulatory assets	46,090	35,012	32,525
Prepaid income tax	5,904	—	87
Fair value of derivative instruments	9,656	—	—
Special deposits and prepayments	19,122	24,481	21,179
Accumulated deferred income tax	—	6,676	5,569

Total Current Assets	192,932	190,175	155,938

Deferred Charges and Other Assets
Regulatory assets - pension plan	44,078	51,393	91,532
Regulatory assets - OPEB	—	15,967	32,766
Regulatory assets	103,816	86,821	83,219
Unamortized debt expense	4,161	4,345	4,217
Other investments	9,719	8,570	8,543
Other	2,854	3,695	4,593

Total Deferred Charges and Other Assets	164,628	170,791	224,870

Total Assets	$1,273,061	$1,252,694	$1,231,955

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET (CONT’D) (UNAUDITED)
(In Thousands)

	June 30, 2008	December 31, 2007	June 30, 2007

CAPITALIZATION AND LIABILITIES

Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	174,980	174,980	174,980
Retained earnings	108,129	92,676	86,858
Capital stock expense	(4,961)	(4,961)	(4,961)

Total Common Shareholders’ Equity	362,459	347,006	341,188

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	383,892	403,892	370,890

Total Capitalization	767,378	771,925	733,105

Current Liabilities
Current maturities of long-term debt	20,000	—	—
Notes payable	47,000	42,500	29,000
Accounts payable	40,045	29,771	29,967
Accrued interest	5,910	6,127	5,546
Dividends payable - preferred stock	242	242	242
Accrued vacation and payroll	5,330	5,235	5,121
Customer advances	1,663	10,842	4,439
Customer deposits	8,188	7,990	8,018
Regulatory liabilities	11,225	9,392	15,261
Fair value of derivative instruments	—	1,235	6,546
Accrued income taxes	—	3,289	—
Accrued environmental remediation costs	6,838	2,450	2,004
Accumulated deferred income tax	4,173	—	—
Other	15,696	10,695	9,068

Total Current Liabilities	166,310	129,768	115,212

Deferred Credits and Other Liabilities
Regulatory liabilities	123,024	111,663	104,762
Regulatory liabilities - OPEB	9,804	—	—
Operating reserves	4,214	4,243	4,088
Accrued environmental remediation costs	22,148	13,679	13,573
Accrued OPEB costs	29,470	55,560	68,172
Accrued pension costs	6	11,202	48,760
Other	11,843	19,390	11,687

Total Deferred Credits and Other Liabilities	200,509	215,737	251,042

Accumulated Deferred Income Tax	138,864	135,264	132,596

Commitments and Contingencies
Total Capitalization and Liabilities	$1,273,061	$1,252,694	$1,231,955

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

          CH Energy Group’s and Central Hudson’s balance sheets as of June 30, 2007, are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Reclassification

          Certain amounts in the 2007 Consolidated Financial Statements have been reclassified to conform to the 2008 presentation.

Cash and Cash Equivalents

          For purposes of the Consolidated Statement of Cash Flows and the Consolidated Balance Sheet, CH Energy Group and Central Hudson consider temporary cash investments with a maturity (when purchased) of three months or less, to be cash equivalents.

Revenue Recognition

          Reference is made to the caption “Revenue Recognition” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. CH Energy Group’s deferred revenue balances as of June 30, 2008, December 31, 2007 and June 30, 2007 were $6.5 million, $7.4 million, and $5.1 million, respectively. The deferred revenue balance will be recognized in competitive business subsidiaries operating revenues over the 12-month term of the respective customer contract.

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

          SFAS No. 143, titled Accounting for Asset Retirement Obligations (“SFAS 143”), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $49.6 million, $47.8 million, and $46.4 million of net cost of removal as regulatory liabilities as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively. For further information, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Depreciation and Amortization” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

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

          CH Energy Group’s depreciation expense, which includes Central Hudson, Griffith, and Lyonsdale, was $17.0 million and $16.5 million for the six months ended June 30, 2008, and June 30, 2007, respectively.

          Accumulated depreciation for Griffith was $22.0 million, $20.5 million, and $18.8 million as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively.

          Accumulated depreciation for Lyonsdale was $1.8 million, $1.3 million, and $0.9 million as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively.

          Amortization of intangibles (other than goodwill) is computed on the straight-line method over an asset’s expected useful life. See Note 6 – “Goodwill and Other Intangible Assets” for further discussion.

Earnings Per Share

          Reference is made to the caption “Earnings Per Share” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          In the calculation of earnings per share (basic and diluted) of CH Energy Group’s common stock (“Common Stock”), earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 43,728 shares and 21,807 shares for the quarters ended June 30, 2008 and 2007, respectively. The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 43,734 shares and 22,338 shares for the six months ended June 30, 2008 and 2007, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented. Excluded from the calculation were options for 39,980 shares for the three and six months ended June 30, 2008, and 18,420 shares for the three and six months ended June 30, 2007. For additional information regarding stock options and performance shares, see Note 11 – “Equity-Based Compensation.”

Equity-Based Compensation

          CH Energy Group has an equity-based employee compensation plan that is described in Note 11 – “Equity-Based Compensation.”

Parental Guarantees

          Reference is made to the caption “Parental Guarantees” of Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. CH Energy Group and CHEC have issued guarantees in conjunction with certain commodity and derivative contracts that provide financial or performance assurance to third parties on behalf of a subsidiary. The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary’s intended commercial purposes.

          The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges. At June 30, 2008, the aggregate amount of subsidiary obligations covered by these guarantees was $21.7 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Other Guarantees

          Central Hudson has a reimbursement obligation with respect to a $6.8 million standby letter of credit issued by a financial institution to support a real estate transaction that is expected to close in mid-2009. No premium has been received or is receivable by Central Hudson in connection with this letter of credit. This uncollateralized letter of credit was issued February 29, 2008 and expires September 30, 2009. The maximum potential amount of future payments Central Hudson could be required to make under this guarantee is $6.8 million. As of June 30, 2008, no events or circumstances had arisen that would require Central Hudson to perform under this guarantee, and the carrying amount of the liability was zero.

Product Warranties

          Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranty and service contracts. CH Energy Group’s approximate aggregate potential liability for product warranties at June 30, 2008, December 31, 2007 and June 30, 2007 was not material. CH Energy Group’s liabilities for these product warranties were determined by accruing the present value of future warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

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

Fair Value Measurements

          CH Energy Group adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. The guidance in SFAS 157 establishes a framework for measuring fair value in GAAP, improves consistency and comparability in reporting fair value, and expands disclosures regarding fair value measurements.

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

          On June 30, 2008, CH Energy Group reported one major category of assets at fair value: derivative contracts. Derivative contracts are measured on a recurring basis. The fair value of CH Energy Group’s reportable assets and liabilities at June 30, 2008 by category and hierarchy level follows.

Fair Value Measure at June 30, 2008 Using

Asset or Liability Category	Fair Value as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In Thousands)
Assets
Derivative Contracts
Central Hudson - Electric	$8,362	$—	$—	$8,362
Central Hudson - Natural Gas	1,294	1,294	—	—
Griffith - Heating Oil	341	341	—	—

TOTAL ASSETS	$9,997	$1,635	$—	$8,362

          The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

	(in Thousands)

Balance at Beginning of Period	$591	$77

Unrealized gains and (losses)	6,623	7,137
Realized gains and (losses)	1,148	1,148
Purchases, issuances, sales and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at End of Period	$8,362	$8,362

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at June 30, 2008	$—	$—

Derivative Contracts – CH Energy Group’s derivative contracts are typically either exchange-traded or over-the counter (“OTC”) instruments. Exchange-traded and OTC derivatives are valued based on listed market prices. On June 30, 2008, Central Hudson’s derivative contracts were comprised of wholesale electric contracts for differences (“Swap Contracts”) and natural gas swaps. Electric swap contracts are valued using the NYMEX Clearport and the New York Independent System Operator (“NYISO”) Swap Futures Closing Price and have been classified as Level 3 assets in the fair value hierarchy since Clearport provides clearing, not trading services and is not an active market for these swaps. Management believes these prices approximate fair value for these instruments. Natural gas swaps are valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price or the Platts M2M Modeled Natural Gas Curves Basis, and have been classified within Level 1 of the fair value hierarchy. For swaps valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price, the latter component is immaterial. Unrealized gains and losses on Central Hudson’s derivative contracts have no impact on earnings. Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC-authorized deferral accounting mechanisms, with no impact on cash flows, results of operations, or liquidity. Central Hudson’s derivative contracts also include weather hedging instruments and interest rate call options, the fair values of which are immaterial.

Griffith’s open derivative positions on June 30, 2008 were comprised entirely of contracts for heating oil call options. For these options, the underlying is valued using listed market prices (the NYMEX Heating Oil Futures Closing Price). The option premium is valued using counterparty quotes. These options can be either Level 1 or Level 2, depending on whether the option is in the money or out of the money. For the period ended June 30, 2008, the contracts for these options have been classified within Level 1 of the fair value hierarchy since they are in the money, and the input to valuing the underlying instrument is the most significant component to the overall valuation. The option premium component was immaterial. In accordance with the hedge accounting provisions of SFAS 133, titled Accounting for Derivatives, unrealized gains and losses on Griffith’s derivative contracts are deferred through other comprehensive income. Settlement amounts recorded for the six months ended June 30, 2008 were $2.0 million. A total actual net gain including premium expense was recorded during the six months ended June 30, 2008, in the amount of $1.9 million. A net loss of ($0.6) million was recorded during the same period in 2007.

For Central Hudson, realized gains and losses on Level 3 energy derivative assets are reported as part of purchased electricity and fuel used in electric generation in the consolidated income statement. Central Hudson generally recovers these costs in accordance with rate provisions approved by the PSC.

          For additional information about CH Energy Group’s derivative contracts, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities.”

Income Tax

          Reference is made to Note 4 – “Income Tax” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Common Stock Dividends

          CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings. More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis. Central Hudson’s dividend would be reduced below 100% of its annual average income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates. Central Hudson is currently rated “A” or the equivalent. As of June 30, 2008, the amount of Central Hudson’s retained earnings that were free of restrictions was $32.6 million. CH Energy Group’s other subsidiaries do not have restrictions on their ability to pay dividends.

          On May 22, 2008, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2008, to shareholders of record as of July 10, 2008.

NOTE 2 – REGULATORY MATTERS

          Reference is made to the captions “Expiring Rate Proceedings – Electric and Natural Gas” and “New Rate Proceedings – Electric and Natural Gas” of Note 2 – “Regulatory Matters” under to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Summary of Regulatory Assets and Liabilities

          The following table sets forth Central Hudson’s regulatory assets and liabilities:

	June 30, 2008	December 31, 2007	June 30, 2007

		(In Thousands)
Regulatory Assets (Debits):

Current:
Deferred purchased electric and natural gas costs	$38,268	$29,477	$21,562
FAS 133 - deferred unrealized losses	—	1,235	6,547
Residual natural gas deferred balances	4,346	4,300	—
FAS 109 - income taxes	3,476	—	4,416

	46,090	35,012	32,525

Long-term:
Deferred pension costs	$44,078	$51,393	$91,532
Carrying charges - pension reserve	8,549	6,477	4,266
Deferred costs - manufactured gas sites	31,077	17,386	15,195
Deferred OPEB costs	—	15,967	32,766
Deferred debt expense on re-acquired debt	5,737	6,032	6,327
Residual natural gas deferred balances	22,663	25,298	30,914
Income taxes recoverable through future rates	25,888	22,399	17,568
Other	9,902	9,229	8,949

	147,894	154,181	207,517

Total Regulatory Assets	$193,984	$189,193	$240,042

Regulatory Liabilities (Credits):

Current:
Rate moderation - excess electric depreciation reserve	$—	$5,930	$11,789
Income taxes refundable through future rates	1,569	3,462	3,472
FAS 133 - deferred unrealized gains	9,656	—	—

	11,225	9,392	15,261

Long-term:
Customer benefit fund	$4,500	$4,865	$5,148
Deferred cost of removal	49,590	47,819	46,408
Excess electric depreciation reserve	32,401	32,371	33,017
Income taxes refundable through future rates	15,348	9,488	9,290
Deferred OPEB costs	9,804	—	—
Other	21,185	17,120	10,899

	132,828	111,663	104,762

Total Regulatory Liabilities	$144,053	$121,055	$120,023

Net Regulatory Assets	$49,931	$68,138	$120,019

NOTE 3 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

          Reference is made to the captions “Standards Under Assessment” and “Standards Implemented” of Note 3 – “New Accounting Standards and Other FASB Projects” to the Financial Statements of the Corporations’ 10-K Annual Report.

          New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Impact*	Status	Category	Reference	Title	Issued Date	Effective Date

1	Under Assessment	Derivative Instruments	SFAS 161	Disclosures About Derivative Instruments and Hedging Activities	Mar-08	Jan-09

1	Under Assessment	Business Combinations	SFAS 141R	Business Combinations - Revised	Dec-07	Jan-09

1	Under Assessment	Noncontrolling Interests	SFAS 160	Noncontrolling Interest in Consolidated Financial Statements	Dec-07	Jan-09

1	Under Assessment	Intangible Assets	FSP 142-3	Determining the Useful Life of Intangible Assets	Nov-07	Jan-09

1	Under Assessment	Share-Based Payments	FSP EITF 03-6-1	Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities	May-08	Jan-09

2	Implemented	Fair Value	SFAS 157	Fair Value Measurement	Sep-06	Jan-08

2	Implemented	Fair Value	FSP 157-1	Application of SFAS No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under SFAS No. 13	Feb-08	Jan-08

2	Implemented	Fair Value	FSP 157-2	Effective Date of SFAS No. 157	Feb-08	Jan-08

2	Implemented	Pension, Postretirement	SFAS 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -Measurement Date Change	Sep-06	Jan-08

2	Implemented	Fair Value	SFAS 159	Establishing the Fair Value Option for Financial Assets and Liabilities	Feb-07	Jan-08

2	Implemented	Derivative Instruments	FIN 39-1	Amendment of FIN No. 39, Offsetting of Amounts Related to Certain Contracts	Apr-07	Jan-08

3	Not Currently Applicable	Collaborative Arrangements	EITF 07-1	Accounting for Collaborative Arrangements	Nov-07	Jan-09

3	Not Currently Applicable	Convertible Debt	FSP APB 14-1	Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion	May-08	Jan-09

3	Not Currently Applicable	Financial Assets	FSP 140-3	Accounting for Transfers of Financial Assets and Repurchase Financing Transactions	Feb-08	Jan-09

* Impact Key:

1 -	No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.

2 -	Following the chart, the impacts are separately disclosed as of standard effective dates.

3 -	No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries.

Standards Under Assessment

          SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, and quantitative data about the fair value of and gains and losses on derivative contracts. SFAS 161 also requires more information about the location and amounts of derivative instruments in financial statements, how derivatives are accounted for under SFAS 133, and how hedges affect the entity’s financial position, financial performance and cash flows.

          The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. This standard applies to all transactions or events in which an entity obtains control of one or more businesses, and to combinations achieved without the transfer of consideration. Under SFAS 141R acquisition-related costs can no longer be capitalized and included as a cost of the acquired business, but rather these costs must be expensed in the period incurred. The Company will implement this standard as of January 1, 2009. Early adoption of this standard is prohibited. However, the company will expense acquisition-related costs incurred in the current year that relate to an acquisition not expected to close until after the adoption of SFAS 141R. These amounts will not provide future economic benefits and therefore should not be considered an asset in accordance with SFAS No. 6, titled Elements of Financial Statements.

          SFAS 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that an entity provides in its consolidated financial statements.

          FASB Staff Position (“FSP”) No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS 142, titled Goodwill and Other Intangible Assets. The guidance is intended to improve consistency between the recognized useful asset life, and the period of expected cash flows used to measure the fair value of the asset.

          FSP No. EITF 03-6-1 clarifies that instruments granted in share-based payment transactions are considered participating securities prior to vesting if they contain non-forfeitable rights to dividends or dividend equivalents and therefore need to be included in the computation of EPS under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with early application not permitted. Upon adoption, all prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP.

Standards Implemented

          CH Energy Group adopted SFAS 157 on January 1, 2008. SFAS 157 changes the definition of fair value, establishes a framework for measuring it in accordance with GAAP, and expands disclosures about fair value measurements. CH Energy Group did not record a transitional adjustment upon adoption of SFAS 157. CH Energy Group also adopted FSP No. FAS 157-1, and FSP No. FAS 157-2 on January 1, 2008.

          FSP No. FAS 157-1 amends SFAS 157 to exclude SFAS 13, titled Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or 141R regardless of whether those assets and liabilities are related to leases. FSP No. FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. Non-financial assets or liabilities that are recognized or disclosed at fair value at least once a year are excluded from this deferral. As a result of this partial deferral, CH Energy Group has not applied the provisions of SFAS 157 to its asset retirement obligation, goodwill, and other non-financial assets and liabilities acquired in its business combinations. For additional information on fair value measurements, see Note 1 – “Summary of Significant Accounting Policies.”

          SFAS 158 requires an employer that sponsors a defined benefit pension or other post-retirement plans to report the current economic status (i.e., the overfunded or underfunded status) of each such plan in its statement of financial position by measuring plan assets and benefit obligations on the same date as the employer’s assets and liabilities. SFAS 158 became effective for fiscal years ending after December 15, 2006, with an exception for the provision to change the measurement date, which is effective and was implemented by CH Energy Group on January 1, 2008. For additional information about the impact of this adjustment, see Note 10 – “Post-Employment Benefits.” Reference is made to Note 10 – “Post-Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          SFAS 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. CH Energy Group adopted SFAS 159 on January 1, 2008, but did not make any fair value elections for instruments eligible under this standard upon adoption, or in the six months ended June 30, 2008.

          CH Energy Group adopted FSP No. FIN 39-1 on January 1, 2008. FSP No. FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the rights to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative agreements if the receivable or payable arises from the same master netting arrangement as the derivative instrument. This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative contracts” (as defined by SFAS 133). In accordance with FSP No. FIN 39-1, CH Energy Group has elected net presentation for its derivative contracts under master netting agreements. At June 30, 2008, Central Hudson was the only subsidiary with master netting agreements in place for its derivatives, and had no collateral posted against the fair value amount of derivatives under any of these agreements. If collateral were posted, CH Energy Group’s policy is to also report the collateral positions on a net basis. For more information regarding CH Energy Group’s derivative contracts, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities.”

NOTE 4 – INCOME TAX

          Reference is made to Note 4 – “Income Tax” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, titled Accounting for Income Taxes. Due to no uncertain tax positions, no interest or penalties have been recorded in the financial statements. If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other liabilities” on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income. CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group. The statute of limitations for federal tax years 2004 through 2006 are still open for audit. The New York State income tax return is currently open for audit for tax years 2002 through 2006, and tax years 2002 through 2004 are currently under audit.

NOTE 5 - ACQUISITIONS AND INVESTMENTS

          Reference is made to Note 5 - “Acquisitions and Investments” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

Acquisitions

          During the six months ended June 30, 2008, Griffith acquired fuel distribution companies as follows (In Millions):

3 Month Period Ended	# of Acquired Companies	Purchase Price	Total Intangible Assets(1)	Goodwill(3)	Total Tangible Assets(2)

March 31, 2008	3	$9.2	$8.4	$4.1	$0.8
June 30, 2008	1	$0.1	$0.1	$—	$—

Total	4	$9.3	$8.5	$4.1	$0.8

(1)	Including goodwill.

(2)	Total tangible assets include $0.4 million in liquid petroleum and spare parts inventory, and $0.4 million in vehicles.

(3)	The amount of purchase price assigned to goodwill is based upon initial assessments and may be subject to adjustment.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

          Reference is made to Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          Intangible assets include separate, identifiable, intangible assets such as customer relationships, trademarks, and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer turnover. However, if customer turnover were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were used, annual amortization expense would increase by approximately $1.8 million. The estimated useful lives of trademarks range from 5 to 15 years and are based upon management’s assessment of several variables such as brand recognition, management’s plan for the use of the trademark, and other factors that will affect the duration of the trademark’s life. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment annually in the fourth quarter, and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.

          The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.7 years, respectively. The weighted average amortization period for all amortizable intangible assets is 14.6 years.

          The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	June 30, 2008		December 31, 2007		June 30, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer Relationships	$55,132	$20,408	$51,451	$18,593	$47,427	$17,051
Trademarks	2,956	229	2,490	101	—	—
Covenants Not to Compete	1,660	1,046	1,420	947	1,410	860

Total Amortizable Intangibles	$59,748	$21,683	$55,361	$19,641	$48,837	$17,911

          Amortization expense was $2.0 million and $1.6 million for each of the six months ended June 30, 2008, and 2007, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $4.0 million. The carrying amount for goodwill was $67.6 million as of June 30, 2008, $63.4 million as of December 31, 2007, and $57.5 million as of June 30, 2007.

NOTE 7 – FUEL AND MATERIALS AND SUPPLIES

          Fuel and materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method

Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

          The following is a summary of CH Energy Group’s and Central Hudson’s inventories:

	CH Energy Group

	(In Thousands)

	June 30, 2008	December 31, 2007	June 30, 2007

Natural gas	$16,285	$16,250	$16,091
Petroleum products and propane	4,821	6,794	3,420
Fuel used In electric generation	717	696	416
Materials and supplies	9,757	9,581	9,028

Total	$31,580	$33,321	$28,955

	Central Hudson

	(In Thousands)

	June 30, 2008	December 31, 2007	June 30, 2007

Natural gas	$16,285	$16,250	$16,091
Petroleum products and propane	539	554	385
Fuel used In electric generation	350	371	229
Materials and supplies	7,308	7,095	6,782

Total	$24,482	$24,270	$23,487

NOTE 8 - SHORT-TERM BORROWING ARRANGEMENTS

          CH Energy Group maintains a $150 million revolving credit agreement with several commercial banks to provide committed liquidity beyond its cash balance. This agreement’s term expires in February 2013. As of June 30, 2008, CH Energy Group’s loan under this agreement was $14 million. As of December 31, 2007 and June 30, 2007, there were no borrowings under this agreement.

          Central Hudson maintains a revolving credit agreement with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012. As of June 30, 2008, December 31, 2007 and June 30, 2007, there were no borrowings under Central Hudson’s revolving credit agreement.

          Central Hudson also maintains certain uncommitted lines of credit that diversify its sources and provide competitive options to minimize its cost of short-term debt. As of June 30, 2008, December 31, 2007 and June 30, 2007, Central Hudson’s outstanding balance was $47 million, $42.5 million and $29 million, respectively.

          As of June 30, 2008, Central Hudson had $20 million in current maturities of long-term debt in addition to the $47 million in short-term notes payable.

          CHEC had an uncommitted line of credit totaling $15 million that was terminated in February 2008.

          On January 18, 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital, and for general corporate purposes. The outstanding balance at June 30, 2008 was $15 million. The obligations of Griffith under the line of credit are guaranteed by CH Energy Group and CHEC.

NOTE 9 – LONG-TERM DEBT

          Reference is made to Note 9 – “Capitalization – Long-term Debt” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          On January 15, 2009, Central Hudson’s $20 million 1999 Series C 6.0% notes will mature, which Central Hudson expects to refinance. These notes are classified as a current maturity of long-term debt in the consolidated balance sheet.

NYSERDA

          Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”). These NYSERDA bonds, totaling $166 million, are insured by AMBAC Assurance Corporation (“AMBAC”). On June 5, 2008, Standard & Poor’s Rating Services (“Standard & Poor’s”) lowered its financial strength ratings on AMBAC to ‘AA’ from ‘AAA’ and placed the ratings on Credit Watch with negative implications. On June 19, 2008, Moody’s Investors Service (“Moody’s”) downgraded the insurance financial strength ratings of AMBAC to Aa3 from Aaa. The outlook from Moody’s for AMBAC’s rating is negative, reflecting uncertainties regarding AMBAC’s strategic plans going forward, as well as the possibility of further adverse developments in its insured portfolio. Both downgrades extend to Central Hudson’s five AMBAC-insured issues. Central Hudson is not able to predict the impact that the downgrade of AMBAC and other bond insurers will have on the market for insured municipal debt, but does not currently believe this situation will have a significant impact on the Company’s earnings or its ability to obtain debt financing. The underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is unchanged at A/stable by Standard & Poor’s and Fitch Ratings and A2/stable by Moody’s.

          Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million have a term interest rate of 3.0% that is scheduled to re-set on December 1, 2008. Central Hudson expects to re-market the bonds at then-current rates under the terms of the applicable indenture.

          Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

          Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode. Since they were issued in 1999, the bonds’ interest rate has been reset every 35 days in a dutch auction. It has been widely reported in the financial media that auctions in the market for municipal auction rate securities have experienced widespread failures since early in the year. Generally, an auction failure results when there are not enough bidders for a series of bonds and the bondholders who wanted to sell must hold the bonds for the next interest rate period. Since February 2008, the auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process. For the foreseeable future, Central Hudson expects the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. Since the first auction failure in February, the applicable maximum rate for Central Hudson’s bonds has ranged from 2.62% to 4.81%. In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of 1999 NYSERDA Bonds. As a result, Central Hudson does not expect the auction failures to have a material impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. A two-year, 4.5% cap on $115.9 million of debt expired March 31, 2008. Central Hudson replaced the expiring cap, effective April 1, 2008, with a similar, one-year cap set at 3.0%. Under most market conditions, Central Hudson expects that cap to effectively limit the realized rate for its auction rate bonds to approximately 5.25%.

          Central Hudson is currently evaluating what actions, if any, it may take in the future with respect to its 1999 NYSERDA Bonds, Series B, C and D.

NOTE 10 - POST-EMPLOYMENT BENEFITS

          Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans. Managerial, professional and supervisory employees (“non-union”) hired prior to January 1, 2008, may become eligible for these benefits if they reach retirement age while employed by Central Hudson. In order to reduce the total costs of these benefits, other postretirement benefit (“OPEB”) plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008. Plans were also amended to eliminate post-retirement benefits for union employees hired after May 1, 2008.

          The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three and six months ended June 30, 2008 and

2007. The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the provisions of FSP No. FAS 106-2, titled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

	Three Months Ended June 30,
	Pension Benefits		OPEB

	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Service cost	$1,942	$1,977	$231	$914

Interest cost	6,239	5,928	1,462	2,078

Expected return on plan assets	(7,578)	(6,999)	(1,827)	(1,584)
Amortization of:
Prior service cost	517	494	1,911	(314)
Transitional obligation (asset)	—	—	642	641

Recognized actuarial loss (gain)	3,102	3,344	(2,251)	1,259

Net periodic benefit cost	$4,222	$4,744	$168	$2,994

	Six Months Ended June 30,
	Pension Benefits		OPEB

	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Service cost	$3,884	$3,954	$1,027	$1,828

Interest cost	12,478	11,856	3,724	4,155

Expected return on plan assets	(15,156)	(13,999)	(3,548)	(3,168)
Amortization of:
Prior service cost	1,034	988	3,374	(628)
Transitional obligation (asset)	—	—	1,283	1,283

Recognized actuarial loss (gain)	6,204	6,689	(3,142)	2,518

Net periodic benefit cost	$8,444	$9,488	$2,718	$5,988

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

          The valuation of the pension benefit obligation (“PBO”) reported in Note 10 - “Post-Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report was determined for the Retirement Plan ($409 million) using a 6.2% discount rate and for the OPEB plan ($148 million) using a 6.4% discount rate (as determined using the Citigroup Pension Discount Curve reflecting projected pension cash flows). The measurement date of September 30, 2007 was used for this valuation. It should be noted that a 0.25% change in the discount rate would affect the projection of pension PBO by approximately $11.8 million and the OPEB obligation by approximately $4.6 million. Additionally, it should be noted that based on the plan design modifications resulting from the union negotiations previously discussed, the estimated PBO for the OPEB plan has decreased from $148 million at December 31, 2007 to approximately $120 million at June 30, 2008.

          Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits. Central Hudson considers the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods. Funding for the 2008 Retirement Plan year totaled $12.5 million as of June 30, 2008. No additional funding is expected in 2008.

          Employer contributions for OPEB totaled $4.2 million and $3.5 million during the six months ended June 30, 2008, and 2007, respectively. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, and corporate resources. No further funding is anticipated in 2008.

          For additional information related to pensions and OPEB, reference is made to Note 10 – “Post-Employment Benefits” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

NOTE 11 - EQUITY-BASED COMPENSATION

          Reference is made to Note 11 – “Equity-Based Compensation Incentive Plans” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report, to the description of CH Energy Group’s Long-Term Performance-Based Incentive Plan (the “2000 Plan”), and to the description of CH Energy Group’s Long-Term Equity Incentive Plan (the “2006 Plan”) described therein.

          A summary of the status of performance shares granted to executives under the 2006 Plan is as follows:

Grant Date	Performance Shares Granted	Performance Shares Outstanding at June 30, 2008

April 25, 2006	20,710	18,990
January 25, 2007	21,330	20,890
January 24, 2008	33,440	33,440

          The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award.

          The following table summarizes compensation expense for performance shares through June 30, 2008 and 2007. The reduction in expense recorded for the three months ended June 30, 2008 reflects the adjustments of the amount earned based on the valuation of the metrics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Description	2008	2007	2008	2007

Performance shares - compensation expense	($151,000)	$70,000	$66,000	$357,000

          On May 1, 2008, performance shares earned as of December 31, 2007 for the award cycle with a grant date of March 24, 2005 were issued to participants. Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group’s treasury stock. A total of 8,674 shares were issued from CH Energy Group’s treasury stock on May 1, 2008. These shares are presented in the consolidated balance sheet as an increase in common shares outstanding and as a reduction in treasury stock as of June 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of issue, therefore, the difference has been reflected as additional paid in capital in the consolidated balance sheet as of June 30, 2008. These shares were also included in the calculation of the average number of common shares outstanding used in the basic EPS calculation in the consolidated statement of income for the three and six months ended June 30, 2008.

          The portion of the compensation expense related to an employee who retires during the performance period is the amount recognized up to the date of retirement. Due to the retirement of one of Central Hudson’s executive officers on January 1, 2008, a pro-rated number of shares under the April 25, 2006 and January 25, 2007 grants were paid to this individual on July 2, 2008. An additional 309 shares were issued from CH Energy Group’s treasury stock on this date in satisfaction of these awards.

          The following table summarizes information concerning stock options granted through June 30, 2008:

Date of Grant	Exercise Price	Number of Options Granted	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable

January 1, 2000	$31.94	30,300	320	1.50	320
January 1, 2001	$44.06	59,900	21,560	2.50	21,560
January 1, 2003	$48.62	36,900	18,420	4.50	18,420

		127,100	40,300	3.41	40,300

          A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding at 12/31/07	40,300	$46.05	3.91
Granted	—	—
Exercised	—	—
Expired / Forfeited	—	—

Outstanding at 6/30/08	40,300	$46.05	3.41

Total Shares Outstanding		15,782,774
Potential Dilution		0.3%

          There was no compensation expense related to stock options for the three and six months ended June 30, 2008 and the compensation expense was not material for the same periods in the prior year. The balance accrued for and the intrinsic value of outstanding options was not material as of June 30, 2008 and 2007. No non-qualified stock options were exercised during the six months ended June 30, 2008.

          Effective January 2, 2008, 12,100 restricted shares with a fair value upon issuance of $536,000 were granted under the 2006 Plan to certain officers and key employees of Griffith and an officer of CHEC. The shares granted were issued from CH Energy Group’s treasury stock on January 2, 2008. These shares were issued at fair market value on the date of grant, and for Griffith, are subject to a three-year vesting period contingent upon continued employment of each individual. Shares granted to the officer of CHEC vest ratably over the three-year vesting period contingent upon continued employment. Dividends paid on restricted shares held by Griffith officers and key employees will be automatically deferred and re-invested in additional restricted shares.

          In accordance with SFAS 123(R), the 12,100 restricted shares granted on January 2, 2008 are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock as of June 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of grant, therefore, the difference has been reflected as additional paid in capital in the Consolidated Balance Sheet at June 30, 2008. However, in the Consolidated Statement of Income for the three and six months ended June 30, 2008, the number of common shares outstanding used in the basic EPS calculation did not change from December 31, 2007, and will not change until 2009, when vesting begins.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

          Reference is made to the caption “Electricity Purchase Commitments” of Note 12 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report.

          On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005 to and including December 31, 2007. On March 6, 2007,Central Hudson entered into new agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010. On an annual basis, the electricity purchased through the Entergy contracts represents approximately 16% of Central Hudson’s full-service customer requirements, or approximately 850,000 MWh. Purchases under these contracts are supplemented by shorter-term contracts, such as the Dynegy contract discussed below, contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system, and the capacity market in New York State, and other parties. On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 1, 2008 to December 31, 2008. The electricity purchased through the Dynegy contracts represents approximately 12% of Central Hudson’s full-service customer requirements for the eleven-month period.

Contingencies

          CH Energy Group and Central Hudson face a number of contingencies which arise during the normal course of business and which have been discussed in Note 12 – “Commitments and Contingencies” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report and to which reference is made.

City of Poughkeepsie

          On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced against Central Hudson and other defendants. The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of natural gas. The suits seek an aggregate of $528 million in compensatory damages. Central Hudson has notified its insurance carrier, has denied liability, and is defending the lawsuits. Based on information known to Central Hudson at this time, including information from discovery proceedings in the lawsuits, Central Hudson believes that the likelihood it will have a material liability in these lawsuits is remote.

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

SITE		STATUS

#1	Beacon, NY	Remediation complete. Final Report Approved by the DEC. Preparing ongoing Site Management Plan.

#2	Newburgh, NY

Remediation complete in one area under the terms of the DEC-approved plan. Construction Completion Report filed with DEC on 2/1/08 and comments received. Remedial Design/Remedial Action Work Plan and Schedule was submitted to the DEC on 3/10/08 for two additional areas under a DEC-approved consent agreement. A draft remedial design plan for these two areas is expected to be completed and submitted to the DEC by 10/1/08.

#3	Laurel Street Poughkeepsie, NY	Remediation Work Plan submitted to the DEC on 3/14/08 under a Voluntary Cleanup Agreement; awaiting DEC approval. Remediation work is expected to begin following approval.

#4	North Water Street Poughkeepsie, NY	Investigation currently underway under DEC-approved Brownfield Cleanup Agreement.

#5	Kingston, NY	Brownfield Cleanup Agreement application filed with DEC; awaiting DEC approval prior to beginning site investigation.

#6	Catskill, NY	Investigation currently underway under DEC-approved Brownfield Cleanup Agreement.

#7	Saugerties, NY	Central Hudson does not believe it has any liability for this site.

#8	Bayeaux Street Poughkeepsie, NY	Central Hudson does not believe it has any liability for this site.

          Central Hudson has updated the estimate of potential remediation and future operating, maintenance and monitoring costs for sites # 2, 3, 4, 5 and 6 indicating that the total cost for the five sites could exceed $165 million over the next 30 years, an increase of $40 million over the prior estimate. The updated estimate for sites 2 and 3 was based on completed remedial investigations and feasibility studies. As such, the estimate is subject to change based on the current investigations, final remedial design (and associated engineering estimates), DEC and New York State Department of Health (“NYSDOH”) comments and requests, remedial design changes/negotiations and changed or unforeseen conditions during remediation. The updated estimate for sites 4, 5 and 6 was based on partially completed remedial investigations and current DEC and NYSDOH preferences and is considered conceptual and preliminary. The estimate was updated in the second quarter of 2008 to reflect updated cost information along with the latest information from the investigation and remediation work being done on MGP sites # 2, 3 and 4 and to include site # 6. The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. This cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval. Further, the updated estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

          Prior to 2008, Central Hudson recorded a $21.2 million estimated liability for sites # 2 and 3 based on estimates of remediation costs for the proposed clean-up plans. Based on the updated cost study, the estimated liability for sites # 2 and 3 has been increased to $33.2 million. As of June 30, 2008, $27.0 million of this recorded estimated liability has not been spent; $5.8 million of this recorded estimated liability is expected to be spent over the next twelve months.

          No amounts have been recorded in connection with the physical remediation of sites # 4, 5 and 6, for which Central Hudson has developed estimated future costs based on conceptual and preliminary plans. Absent DEC-approved remediation plans, management cannot estimate what cost, if any, will actually be incurred. The portion of the $165 million referenced above that is related to these three sites is approximately $121 million. Central Hudson had recorded a $1.4 million estimated liability in connection with estimated costs for preliminary investigations, site testing and development of remediation plans for sites # 4, 5 and 6 through 2010. Based on the updated cost study, this estimated liability has been increased to $2.0 million. The Company expects to spend $1.0 million of this $2.0 million estimated liability over the next twelve months. This estimated amount may change in the future as additional information is obtained regarding the results of site-testing, the scope of site investigation plans approved by the DEC and NYSDOH, and the evolving development of new technologies. Central Hudson cannot predict the results of site testing, or the nature, timing or extent of comments from the DEC and NYSDOH, or changes in technology. The impact of these uncertainties on the estimate cannot be determined.

          With regard to sites # 7 and 8, Central Hudson does not have sufficient information to estimate its potential remediation cost if any; as previously stated, Central Hudson believes that it has no liability for these sites.

          Central Hudson spent approximately $1.6 million in the six months ended June 30, 2008 related to site investigation and remediation. Based on the Order Establishing Rate Plan issued by the PSC to Central Hudson on July 24, 2006 (“2006 Order”), on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation & Remediation Costs. This recovery totaled $1.65 million as of June 30, 2008.

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

          Future remediation activities, including operating, maintenance and monitoring and related costs may vary significantly from the assumptions used in Central Hudson’s current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs via collection in rates from customers and/or through insurance.

          Little Britain Road

          In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York. In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA. In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time. Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria. Deep groundwater wells were installed in 2005 and 2006, which also show contaminants exceeding DEC criteria. The DEC responded with a request for a plan to address the situation. Central Hudson has submitted a proposal to the DEC for limited additional site work, including an assessment of vapor intrusion, and closure of the VCA. Negotiations between DEC and Central Hudson regarding additional site work and closure of the VCA are ongoing. However, Central Hudson has completed the soil vapor intrusion study. Results indicated that indoor air met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards, but that sub slab concentrations were high enough to warrant installation of a mitigation system. Additional characterization, design and implementation of a system are anticipated by end of 2008. Costs for a vapor mitigation system are not anticipated to be material. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this matter.

          Newburgh Consolidated Iron Works

          By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. (“Consolidated Iron”), a Superfund site located in Newburgh, New York. Sampling by the EPA indicated that lead and polychlorinated biphenyls (or “PCBs”) are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site. No records were found which indicate that the material sold by Central Hudson to Consolidated Iron contained or was a hazardous substance. A group of potentially responsible parties (“PRP Group”) has asserted that Central Hudson may be responsible for disposal of batteries at the Consolidated Iron site. The PRP Group has also asserted a potential contribution claim against Central Hudson for the alleged battery disposal. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Neither CH Energy Group nor Central Hudson can predict the outcome of this investigation at the present time.

          Asbestos Litigation

          As of July 15, 2008, of the 3,312 asbestos cases brought against Central Hudson, 1,185 remain pending. Of the cases no longer pending against Central Hudson, 1,976 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 151 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial position, results of operations, or cash flows.

CHEC:

          Griffith has a voluntary environmental program in connection with the West Virginia Division of Environmental Protection regarding Griffith’s Kable Oil Bulk Plant, located in West Virginia. Griffith has completed environmental clean-up at this site, and is awaiting a final closure letter from the State of West Virginia. During the six months ended June 30, 2008, $6,000 was spent on site remediation efforts. In addition, Griffith spent $113,700 on remediation efforts in Maryland, Virginia, and Connecticut in 2008. Griffith is to be reimbursed $299,000 from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

          Griffith has a reserve for environmental remediation which is $1.5 million as of June 30, 2008, of which approximately $0.2 million is expected to be spent in the next twelve months.

Other Matters

          Central Hudson and Griffith are involved in various other legal and administrative proceedings incidental to their businesses, which are in various stages. While these matters collectively could involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a material adverse effect on either of CH Energy Group’s or the individual segment’s financial positions, results of operations, or cash flows.

NOTE 13 - SEGMENTS AND RELATED INFORMATION

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

CH Energy Group, Inc. Segment Disclosure

	Three Months Ended June 30, 2008

	Central Hudson			Other Businesses and Investments

(In Thousands, except) Earnings per Share)	Electric	Natural Gas	Griffith			Eliminations		Total

Revenues from external customers	$145,844	$44,275	$121,053	$2,480		$—		$313,652
Intersegment revenues	3	52	—	—		(55)		—

Total revenues	145,847	44,327	121,053	2,480		(55)		313,652
Interest and investment income	954	482	15	1,475		(1,134	) (1)	1,792
Interest expense	4,841	1,322	1,238	125		(1,134	) (1)	6,392
Income before income taxes	5,785	768	(4,629)	718		—		2,642
Net Income	3,665	284	(2,777)	498		—		1,670
Earnings per share - diluted	0.23	0.02	(0.17)	0.03	(2)	—		0.11
Segment assets at June 30, 2008	$941,282	$331,779	$210,748	$46,362		$(868	) (3)	$1,529,303

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.01 per share, with the balance of $0.02 per share resulting primarily from interest income.

(3)	Includes minority owner’s interest of $1,406 related to Lyonsdale.

CH Energy Group, Inc. Segment Disclosure

	Three Months Ended June 30, 2007

	Central Hudson			Other Businesses and Investments

(In Thousands, except) Earnings per Share)	Electric	Natural Gas	Griffith			Eliminations		Total

Revenues from external customers	$150,445	$40,242	$77,792	$2,504		$—		$270,983
Intersegment revenues	3	35	—	—		(38)		—

Total revenues	150,448	40,277	77,792	2,504		(38)		270,983
Interest and investment income	1,124	510	31	1,748		(1,159	) (1)	2,254
Interest expense	4,105	1,313	1,048	111		(1,159	) (1)	5,418
Income before income taxes	5,826	1,638	(2,430)	1,448		—		6,482
Net Income	3,840	1,180	(1,458)	1,627		—		5,189
Earnings per share - diluted	0.24	0.08	(0.09)	0.10	(2)	—		0.33
Segment assets at June 30, 2007	$932,220	$299,735	$159,347	$78,119		$(733	) (3)	$1,468,688

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.04 per share, with the balance of $0.06 per share resulting primarily from interest income

(3)	Includes minority owner’s interest of $1,369 related to Lyonsdale.

CH Energy Group, Inc. Segment Disclosure

	Six Months Ended June 30, 2008

	Central Hudson			Other Businesses and Investments

(In Thousands, except) Earnings per Share)	Electric	Natural Gas	Griffith			Eliminations		Total

Revenues from external customers	$289,658	$120,494	$307,630	$5,662		$—		$723,444
Intersegment revenues	8	202	—	—		(210)		—

Total Revenues	289,666	120,696	307,630	5,662		(210)		723,444
Interest and investment income	1,433	895	50	3,056		(2,369	) (1)	3,065
Interest expense	9,698	2,654	2,535	251		(2,369	) (1)	12,769
Income before income taxes	16,327	9,993	5,216	2,344		—		33,880
Net Income	9,827	5,626	3,130	2,388		—		20,971
Earnings per share - diluted	0.62	0.36	0.20	0.15	(2)	—		1.33
Segment assets at June 30, 2008	$941,282	$331,779	$210,748	$46,362		$(868	) (3)	$1,529,303

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.08 per share, with the balance of $0.07 per share resulting primarily from interest income.

(3)	Includes minority owner’s interest of $1,406 related to Lyonsdale.

CH Energy Group, Inc. Segment Disclosure

	Six Months Ended June 30, 2007

	Central Hudson			Other Businesses and Investments

(In Thousands, except) Earnings per Share)	Electric	Natural Gas	Griffith			Eliminations		Total

Revenues from external customers	$302,120	$104,433	$203,782	$4,027		$—		$614,362
Intersegment revenues	6	207	—	—		(213)		—

Total Revenues	302,126	104,640	203,782	4,027		(213)		614,362
Interest and investment income	2,084	1,004	68	3,483		(2,245	) (1)	4,394
Interest expense	8,199	2,660	2,039	206		(2,245	) (1)	10,859
Income before income taxes	18,362	10,657	8,277	3,847		—		41,143
Net Income	11,493	6,655	4,966	3,773		—		26,887
Earnings per share - diluted	0.73	0.42	0.31	0.24	(2)	—		1.70
Segment assets at June 30, 2007	$932,220	$299,735	$159,347	$78,119		$(733	) (3)	$1,468,688

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.10 per share, with the balance of $0.14 per share resulting primarily from interest income

(3)	Includes minority owner’s interest of $1,369 related to Lyonsdale.

Central Hudson Gas & Electric Corporation Segment Disclosure

	Three Months Ended June 30, 2008

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$145,844	$44,275	$—	$190,119
Intersegment revenues	3	52	(55)	—

Total Revenues	145,847	44,327	(55)	190,119
Income before Income taxes	6,010	785	—	6,795
Income available for common stock	3,665	284	—	3,949
Segment assets at June 30, 2008	$941,282	$331,779	$—	$1,273,061

Central Hudson Gas & Electric Corporation Segment Disclosure

	Three Months Ended June 30, 2007

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$150,445	$40,242	$—	$190,687
Intersegment revenues	3	35	(38)	—

Total Revenues	150,448	40,277	(38)	190,687
Income before Income taxes	6,010	1,696	—	7,706
Income available for common stock	3,840	1,180	—	5,020
Segment assets at June 30, 2007	$932,220	$299,735	$—	$1,231,955

Central Hudson Gas & Electric Corporation Segment Disclosure

	Six Months Ended June 30, 2008

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$289,658	$120,494	$—	$410,152
Intersegment revenues	8	202	(210)	—

Total Revenues	289,666	120,696	(210)	410,152
Income before Income taxes	16,683	10,121	—	26,804
Income available for common stock	9,827	5,626	—	15,453
Segment assets at June 30, 2008	$941,282	$331,779	$—	$1,273,061

Central Hudson Gas & Electric Corporation Segment Disclosure

	Six Months Ended June 30, 2007

(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$302,120	$104,433	$—	$406,553
Intersegment revenues	6	207	(213)	—

Total Revenues	302,126	104,640	(213)	406,553
Income before Income taxes	18,668	10,836	—	29,504
Income available for common stock	11,493	6,655	—	18,148
Segment assets at June 30, 2007	$932,220	$299,735	$—	$1,231,955

NOTE 14 -	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Central Hudson

          Reference is made to the caption “Accounting for Derivative Instruments and Hedging Activities” of Note 14 – “Accounting for Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report. At June 30, 2008, the total fair value of open Central Hudson derivatives, which hedge electric and natural gas commodity purchases, was an unrealized gain of $9.7 million. This compares to a fair value at December 31, 2007, of ($1.2) million, and a fair value of ($6.5) million at June 30, 2007, both net unrealized losses. At June 30, 2008, Central Hudson had open derivative contracts hedging approximately 9.7% of its projected electricity requirements for the period July through December 2008 and approximately 18.9% of its projected natural gas requirements for the period November 2008 through March 2009. Central Hudson recorded actual net gains of $1.1 million on such hedging activities for the quarter ended June 30, 2008, as compared to a net loss of ($1.4) million for the same period in 2007. Comparative amounts for the six months ended June 30, 2008 and 2007 were a net gain of $0.1 million and a net loss of ($5.3) million, respectively.

          Realized gains and losses, in addition to unrealized gains and losses, serve to either decrease or increase actual energy costs, and are deferred for return to or recovery from customers under Central Hudson’s electric and natural gas energy cost adjustment clauses as authorized by the PSC and in accordance with the provisions of SFAS 71, titled Accounting for the Effects of Certain Types of Regulation. Central Hudson also entered into weather derivative contracts for the three months of the heating season ended March 31, 2008 and the three months of the cooling season ended August 31, 2008 and 2007, respectively to hedge the effect of weather on sales of electricity and natural gas. No settlement payments were made to counter-parties for either of the concluded three-month periods covered.

Griffith

          The fair value of Griffith’s open derivative positions at June 30, 2008 was a net unrealized gain of $0.3 million and was not material at June 30, 2007. The fair value of derivative instruments at December 31, 2007, was a net unrealized gain of $1.2 million. Derivatives outstanding at June 30, 2008, include call options designated as cash flow hedges for fuel oil purchases from October 2008 through May 2009, which hedge approximately 1.4% of Griffith’s total projected fuel oil requirements for these periods. The call options are used only for sales to those customers who sign price cap agreements. Settlement amounts recorded for the six months ended June 30, 2008 were $2.0 million. A total actual net gain including premium expense was recorded during the six months ended June 30, 2008, in the amount of $1.9 million. A net loss of ($0.6) million was recorded during the same period in 2007.

          Griffith entered into weather derivative contracts for the heating season ended March 31, 2008. No settlement payments were made to or received from counter-parties during the period covered. The settlement amount for the weather-hedging contract covering the three-month period ended March 31, 2007, was ($0.9) million.

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

(3)	Griffith’s fuel distribution business; and

(4)

CHEC’s investments in renewable energy supply, ethanol production, energy efficiency, an energy sector venture capital fund, and other investments of CH Energy Group, consisting primarily of inter-company interest income.

          A breakdown by segment of CH Energy Group’s operating revenues of $313.7 million and $723.4 million for the three and six months ended June 30, 2008 respectively, is illustrated below.

CH Energy Group 2008 Revenue by Segment

*28% of the 46% of Central Hudson’s electric revenue for the 2nd quarter and 24% of the 40% for YTD electric revenues represent amounts collected from customers for the recovery of purchased electric costs and therefore have no impact on earnings.

**10% of the 14% of Central Hudson’s natural gas revenue for the 2nd quarter and 12% of the 17% for YTD natural gas revenues represent amounts collected from customers for the recovery of purchased gas costs and therefore have no impact on earnings.

          A breakdown by segment of CH Energy Group’s net income of $1.7 million and $21.0 million for the three and six months ended June 30, 2008 respectively, is illustrated below. The results for the three-month period reflect the seasonality of Griffith’s fuel oil distribution business.

CH Energy Group 2008 Net Income by Segment

Central Hudson

          Central Hudson delivers electricity and natural gas to approximately 376,000 customers in a defined service territory in the Mid-Hudson Valley region of New York State. Central Hudson’s rates consistently rank below the average rates of electric utilities in New York State. Central Hudson’s earnings are derived primarily from customer delivery charges. Central Hudson’s rates are set by the PSC and designed to recover the cost of providing safe and reliable service to its customers and to provide a fair and reasonable return on the capital invested by shareholders. In addition to delivering electricity and natural gas, Central Hudson also procures supplies of electricity and natural gas for those customers who have not chosen to utilize an independent third party supplier. With authorization from the PSC, Central Hudson recovers these supply costs from customers without deriving profits from these procurement activities.

          In addition to providing safe and reliable service, management’s attention remains focused on managing costs and improving levels of customer satisfaction. These strategies promote positive regulatory relations, which should translate into full cost recovery and reasonable returns for shareholders.

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

          A breakdown of Griffith’s gross profit of $15.8 million and $48.9 million by petroleum product and service and installations for the three and six months ended June 30, 2008, respectively, is illustrated below.

Griffith 2008 Gross Profit by Product & Service Line

          Griffith’s acquisition strategy resulted in 13 additional companies since July 2007 that contributed favorably to earnings during the first six months of 2008 as compared to the first six months of 2007. The 17 companies Griffith acquired since the beginning of 2007 increased the company’s customer base, providing additional sales during the heating season. Griffith’s earnings were also favorably impacted by higher petroleum margins during the six months ended June 30, 2008 as compared to six months ended June 30, 2007.

          Management is currently reviewing Griffith’s operations in response to challenges it has experienced as a result of customer conservation due to a weakening economy and higher commodity costs. Specifically, management is reviewing potential cost reductions, revenue enhancement opportunities, and evaluating each of its products and market areas to determine which ones are the most attractive going forward.

          Griffith’s strong brand and marketing programs, effective cost management practices, strong customer service capabilities, and access to capital should continue to be competitive advantages in the fuel distribution market and are expected to drive improvements in Griffith’s financial performance over time in addition to any changes resulting from the review described above.

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

          As part of its strategy, management has invested in a variety of types and sizes of investments, with no single investment constituting a significant portion of CH Energy Group’s total assets or earnings. Management’s intent is to reduce the risk that market volatility would negatively impact the consolidated results.

          CH-Auburn Energy, LLC (“CH-Auburn”), a wholly owned subsidiary of CHEC, has entered into an Energy Services Agreement (ESA) with the City of Auburn (the “City”), New York to develop, construct, own, operate and maintain a 3-megawatt bio-gas to electricity renewable energy plant. The project is currently in the engineering design and permitting phase. As of June 30, 2008, CH-Auburn has incurred approximately $1.4 million of design and construction costs for the facility and placed orders for three electric generators, with current outstanding commitments for an additional estimated $1.5 million. Discussions between CH-Auburn and the City regarding the project are continuing. CH Energy Group can make no prediction as to the outcome of these discussions.

          The other businesses and investments segment includes interest income on intercompany loans provided to Griffith and Lyonsdale that is eliminated in consolidation.

Overview of Second Quarter and Year-to-date Results

          Second quarter earnings for CH Energy Group totaled $0.11 per share in 2008, down from $0.33 per share posted for the second quarter of 2007. Year-to-date earnings were $1.33 per share, as compared to $1.71 during the first half of 2007.

          During the second quarter, several challenges combined to depress CH Energy Group results: (1) there were fewer degree days than last year; (2) Central Hudson had much more storm activity and higher costs to restore electric service following storms; (3) higher energy costs induced customers to use less energy; and (4) the weakening economy has further induced customers to use less energy and has also caused CH Energy Group to increase its allowance for doubtful accounts.

          While management expects weather-related impacts to average out over time, the impact of high energy costs and the weakening economy are expected to continue and even perhaps intensify over the rest of the year and into 2009. As a result, management of CH Energy Group felt it was necessary and prudent to file a rate case with the PSC to bring Central Hudson’s revenues into line with the costs to serve its customers.

          Second quarter 2008 earnings by business segment were as follows:

Central Hudson

          Central Hudson’s contribution to quarterly earnings was $0.25 per share, $0.07 lower than that of the second quarter of 2007. In addition to weather that depressed sales and increased expenses to restore service following storms, uncollectible accounts and expenditures for taxes were also higher during the second quarter of 2008. Year to date, Central Hudson has earned $0.98 per share compared to $1.15 posted for the first six months of 2007.

          Quarterly results further widened the gap between the sales forecast incorporated in Central Hudson’s current rate agreement and actual customer usage. On July 31, 2008, Central Hudson filed for a delivery rate increase in order to have new rates in place at the expiration of its current agreement in July 2009. Central Hudson believes it is currently not recovering the costs incurred to provide safe, reliable service to its customers and a new rate order must address the growing shortfall.

Griffith

          Griffith posted a $0.17 loss per share during the second quarter of 2008, compared to a $0.09 loss during the same three months of 2007. Weather, customer conservation, and higher reserves for doubtful accounts dampened earnings during the second quarter, a period when a loss is anticipated due to the seasonal nature of Griffith’s fuel oil delivery business. Earnings per share during the first six months totaled $0.20, down from $0.31 earned during the first half of 2007.

Other Businesses and Investments

          CH Energy Group (the holding company) and the partnerships and other investments of Central Hudson Enterprises Corporation (CHEC) posted $0.03 per share toward quarterly results, down from $0.10 during the same period one year ago. In addition to challenging market conditions for CHEC’s ethanol investment, CH Energy Group’s interest income declined, given that acquisitions during the course of the year had reduced the amount of cash available for investment. Year-to-date earnings per share for these units total $0.15 as compared to $0.25 during the first six months of 2007.

PSC PROCEEDINGS

Rate Proceedings - Electric and Natural Gas

          On July 31, 2008, Central Hudson filed an electric and natural gas rate case with the PSC. Central Hudson is seeking to increase electric and natural gas delivery rates,

which have been in effect since July 1, 2008, the final term of a three-year rate plan that took effect July 2006.

          Central Hudson has proposed a one-year increase of $35.4 million and $14.7 million of electric and natural gas delivery rates, respectively. The filing is being made in order to align electric and natural gas delivery rates with the projected costs of providing electric and gas service to our customers. Factors contributing to the need for an increase in rates include lower gas and electric sales, inflationary pressures, regulatory mandates, and the on-going need for electric and natural gas system infrastructure improvements. The filing also seeks to recover projected expenditures associated with MGP site remediation, stray voltage testing of Central Hudson owned and municipally owned electric facilities, as well as distribution line tree trimming and enhanced electric transmission right of way management practices. These costs are partially offset by productivity gains and significant reductions in benefit costs as a result of Central Hudson’s successful efforts to restructure compensation and benefits (including modifications to the pension and OPEB plans) to align with the market. In the filing, the Company proposes to pass back to electric customers a net regulatory liability of $21.2 million during the rate year as an electric bill credit. The filing also includes a proposal to implement a number of energy efficiency programs and Revenue Decoupling Mechanisms (RDM) for electric and gas delivery revenues.

          Central Hudson has requested a common equity ratio of 48% and a base return on equity (“ROE”) of 10.25%. The current Rate Order permits a common equity ratio of 45% - 47% with an allowed base ROE of 9.6%.

          It is anticipated that the PSC will suspend the filing and requested delivery rate increases and initiate a full review of the filing. A PSC Order establishing new rates is not expected until the second quarter of 2009. No prediction can be made as to the final outcome of the rate filing.

Other PSC Proceedings and Administration Initiatives

          CH Energy Group and Central Hudson continue to monitor a number of generic and specific regulatory proceedings. Neither CH Energy Group nor Central Hudson can predict the final outcome of New York State’s energy policies, or the following PSC proceedings.

          On May 30, 2008 in the Energy Efficiency and Portfolio Standard Proceeding (“EEPS”), Case 07-M-0548, the PSC issued a Notice Soliciting Comments regarding incentives for utility energy efficiency. On June 20, 2008 Central Hudson filed general comments that support the opportunity to establish energy efficiency businesses, with corresponding opportunities to produce contributions to the state energy goal of reducing electricity demand 15% by 2015 (“15 x 15 Goal”) and meaningful earnings for investors commencing with the first energy (or demand) savings they produce. The Commission has not yet taken action on this specific matter within this proceeding. On June 23, 2008, the PSC issued an Order Establishing Energy Efficiency Portfolio

Standard and Approving Programs in Case 07-M-0548. The Order established energy efficiency targets to be achieved by individual utilities through 2011 that included three utility administered fast track programs and five fast track programs to be administered by the New York Energy Research and Development Authority (“NYSERDA”). Utilities are required to submit their energy efficiency fast track program plans to the PSC for approval within 60 days and any other efficiency program proposals to meet the balance of the remaining target goals within 90 days. The Order also established the collection of gas system benefit charges and incremental electric system benefit charges to invest in funding these energy efficiency programs effective October 1, 2008. This proceeding is ongoing as the PSC continues to work on additional issues of the energy efficiency program design with participation by interested parties in various working groups that include utility performance incentives, on-bill financing, demand response and peak reduction and impacts on low-income and rental customers.

          On March 17, 2008, former Lieutenant Governor David A. Paterson was sworn in as New York’s 55th Governor, succeeding Eliot Spitzer. Governor Paterson affirmed his support for the previous administration’s 15 x 15 Goal. On April 9, 2008, Governor Paterson issued an Executive Order establishing a State Energy Planning Board and authorizing the creation and implementation of a State Energy Plan (“SEP”) to be completed by June 30, 2009. On May 30, 2008 a Draft Scope of the 2009 New York State Energy Plan and Public Solicitation of Comment was issued. Central Hudson submitted comments on the Draft Scope as well as joining the Energy Association of New York State Member Companies’ comments provided to the Energy Planning Board July 7 and 8, 2008, respectively.

           On January 21, 2008, Central Hudson filed a petition for reconsideration and rehearing on the PSC’s Order Concerning Annual Reconciliation of Gas Costs, issued on December 21, 2007. The petition seeks reconsideration and recovery of certain adjustments, totaling $666,000, proposed by the company in its November 1, 2007 gas cost reconciliation filing. On April 23, 2008, the Commission denied this petition.

          On December 24, 2007, the PSC issued an Order Initiating Electricity Reliability and Infrastructure Planning in Case 07-E-1507 as an outflow of the longer-term energy planning issues initially considered in Phase II of Case 06-M-1017. The Order institutes a collaborative process to develop the process, criteria, and standards for the PSC to review and choose among competing regulatory backstop projects, if necessary, in order to ensure system reliability in the near term. In addition, the Order seeks to establish a long term electric resource plan and planning process that incorporates various considerations and policy goals which are not adequately addressed by the existing market structure or planning process. In the Order, the PSC reiterated its support for competitive markets and market mechanisms, but noted regulatory approaches, including the use of long-term contracts, may be required to address the energy needs and policy goals of New York State. On January 23, 2008, Central Hudson filed a petition for clarification and reconsideration in this proceeding. The petition sought Commission redress or consideration of several issues, including utility ownership of generation facilities, long-term contracts, and other planning issues that were addressed in the PSC’s December 24, 2007 Order instituting the proceeding. On March 24, 2008, the Commission issued an Order denying Central Hudson’s petition with a finding that the Commission committed no errors of law or fact and that questions raised in the petition could be fully addressed in the collaborative proceeding. The proceeding continues in a collaborative format with multiple tracks to address cost allocation and recovery mechanisms for reliability solutions subject to PSC jurisdiction, decisional standards to be used in selecting among possible regulatory backstop project solutions, and longer-term electric resource and infrastructure planning issues. On April 24, 2008, the Commission issued a policy statement on backstop project cost recovery and allocation. On June 10, 2008 the PSC issued a Notice postponing until further notice the infrastructure planning track in this proceeding due to resources and efforts committed to similar work being undertaken in response to the Governor’s recent executive order regarding the creation of the State Energy Plan discussed above.

          On November 27, 2007, Central Hudson filed a petition with the PSC seeking approval to defer certain incremental and material non-labor gas expenses that were incurred during Rate Year 1 but were not included in rates under the 2006 Rate Plan. The petition sought PSC authorization to defer $990,000 of incremental expenses and associated carrying charges on the net of tax balances. On March 27, 2008, the Commission issued an Order denying deferral authorization. The Order noted that while the Company satisfied the standards for demonstrating the expense items were incremental and the Company had not earned its allowed rate of return, the Commission did not view the expense items as material and extraordinary in nature. On April 25, 2008, the Company filed a Petition, for Rehearing of the Order denying deferral, seeking rehearing on the Commissions findings that one of the expense items in the original petition that met the standard of materiality was not extraordinary in nature. The Commission has not yet taken further action in this proceeding.

          On September 25, 2007, Central Hudson filed a petition with the PSC seeking expedited consideration and approval of interim electric, gas and low-income energy efficiency programs, electric and gas revenue decoupling mechanisms, and deferral accounting authorizations. The petition was accompanied by a filing providing detailed descriptions of Central Hudson’s proposed energy efficiency programs, including analyses demonstrating cost effectiveness. The programs are targeted at residential, small commercial and industrial, and low-income customer segments, and consist of a range of incentives for high efficiency measures including lighting, appliances, heating and cooling equipment, energy audits, and weatherization. In addition, the programs include a comprehensive customer outreach and education effort. On April 10, 2008, an Administrative Law Judge (“ALJ”) assigned to the petition proceeding (07-M-1139) issued a Ruling Regarding Revenue Decoupling Mechanisms (“Ruling”). The Ruling indicated that it would be unreasonable to implement revenue decoupling mechanisms outside of a rate case proceeding solely for the purpose of accounting for lost revenues incurred from implementing energy efficiency programs, and that Central Hudson had not made a case for reconsideration of its rate plan. The Ruling also indicated that a procedural conference would be scheduled with the parties in the case to evaluate whether Central Hudson’s proposed energy efficiency programs should be further considered. On April 23, 2008, Central Hudson filed a Motion for Interlocutory Review with the Commission, seeking Commission review of the Ruling on several grounds. On July 17, 2008 the Commission issued an Order affirming the ALJ’s April 10, 2008 ruling that implementing a revenue decoupling mechanism (“RDM”) outside a rate plan is unreasonable and that the Company had accepted the content of its rate plan.

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

          On April 20, 2007, the PSC issued an Order in Cases 03-E-0640 and 06-G-0746 - Proceeding on Motion of the Commission to Investigate Potential Electric and Gas Delivery Rate Disincentives Against the Promotion of Energy Efficiency, Renewable Technologies and Distributed Generation. The Order directed Central Hudson and other NYS utilities to develop proposals for delivery service RDM for consideration in a next rate case filing. Consistent with the Order’s intent, Central Hudson proposed RDM to true up forecast and actual delivery service revenues in its September 25, 2007 filing discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

          The growth of CH Energy Group’s retained earnings in the six months ended June 30, 2008, contributed to the increase in the book value per share of its Common

Stock from $33.19 at December 31, 2007, to $33.37 at June 30, 2008. Book value per share at June 30, 2007 was $33.22 and the common equity ratio was 55.4%. Common equity comprised 51.3% of total capital (including short-term debt) at June 30, 2008, a decrease from 52.8% at December 31, 2007.

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

          Central Hudson’s cash flows from operating activities reflect principally its energy deliveries and costs of operations. Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy and the resulting changes in customer usage. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity and natural gas may affect the timing of cash flows but do not directly impact net income, as these costs are fully recoverable through Central Hudson’s electric and natural gas cost adjustment mechanisms. Higher energy prices also increase accounts receivable, which can have an impact on customers’ ability to pay their bills on time, potentially resulting in a higher number of uncollectible accounts, and an unfavorable impact on cash flows and results of operations. Also, higher energy prices may cause customers to use less energy than projected in the rate plan, which has the effect of reducing net income below the rate of return authorized in the rate plan.

          Central Hudson’s cash flows are also affected by capital expenditures, long-term financing for its growing asset base, fluctuations in working capital primarily caused by weather and energy prices, the level of customer accounts receivable, and other regulatory deferral mechanisms that may result in cash being expended in one period and recovered from customers in a subsequent period.

          On January 15, 2009, Central Hudson’s $20 million 1999 Series C 6% notes will mature, which Central Hudson expects to refinance. These notes are classified as a current maturity of long-term debt in the consolidated balance sheet.

CH Energy Group – Cash Flow Summary

          Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart:

	Six Months Ended

CH Energy Group	June 30, 2008	June 30, 2007

	(In Millions)
Net Cash Provided By (Used In):
Operating Activities	$35.2	$33.7
Investing Activities	(44.5)	(34.4)
Financing Activities	16.5	(1.4)

Net change for the period	7.2	(2.1)
Balance at beginning of period	11.3	24.1

Balance at end of period	$18.5	$22.0

          CH Energy Group’s cash and cash equivalents increased by $7.2 million for the six months ended June 30, 2008. Capital expenditures, acquisitions, and dividends were funded by a combination of cash from operations, proceeds from the sale of short-term investments, and short-term debt.

          Net cash provided by operations was $35.2 million for the first six months of 2008. Significant uses of cash within the current period included contributions to pension and OPEBs totaling $17.0 million, as well as a decrease in customer advances of $12.5 million and increases in prepaid income taxes of $9.8 million and deferred natural gas and electric costs of $8.8 million. The decrease in customer advances is primarily due to the seasonality of the business with many budget customers being in a prepaid position at the end of 2007. An increase in accounts payable of $7.0 million also significantly impacted net cash from operations. This increase was primarily a result of two new purchased power contracts for electricity purchases. The power supplied through these contracts replaced a portion of the power Central Hudson previously purchased and pre-paid through the NYISO. A decrease in accounts receivable of $4.8 million also impacted net cash from operations. This decrease was primarily due to a decline in Central Hudson’s gas sales and an increase in Griffith’s average collection period.

          Net cash used in investing activities was $44.5 million in the first six months of 2008. Cash was used primarily to finance capital expenditures and Griffith’s acquisitions. These uses of cash were partially offset by proceeds from the sale of short-term investments. CH Energy Group’s short-term investments were fully liquidated by June 30, 2008. Future working capital, capital expenditure and acquisition funding requirements will be met by using cash from operations and by utilizing existing lines of credit and/or long-term debt.

          Net cash provided by financing activities was $16.5 million in the first six months of June 30, 2008. CH Energy Group paid $17.0 million in dividends to holders of common stock in the period. Net short-term borrowings totaled $33.5 million, providing the balance of the Company’s financing needs for the quarter. There were no issuances of long-term debt. Central Hudson generally funds the long-term debt components of its growing asset base once per year, relying on short-term debt in the interim periods.

Central Hudson – Cash Flow Summary

          Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart:

	Six Months Ended

Central Hudson	June 30, 2008	June 30, 2007

	(In Millions)
Net Cash Provided By (Used In):
Operating Activities	$36.0	$21.7
Investing Activities	(38.8)	(36.8)
Financing Activities	4.0	15.2

Net change for the period	1.2	0.1
Balance at beginning of period	3.6	1.7

Balance at end of period	$4.8	$1.8

          Central Hudson’s cash and cash equivalents increased by $1.2 million for the first six months of 2008.

          Net cash provided by operations was $36.0 million for the first six months of 2008. Significant uses of cash within operating activities included an increase of purchased natural gas costs, which were higher in this period than in the same period last year due to higher commodity prices. Accounts payable increased by $11.7 million for the reasons provided in the CH Energy Group discussion. A large decrease in accounts receivable, unbilled revenues and other receivables of $10.2 million also significantly impacted cash provided by operations in 2008, as compared to a large increase in accounts receivable in 2007. Another significant use of cash in the first six months of 2008 resulted from the decrease in customer advances of $9.2 million for reasons provided in the CH Energy Group discussion.

          Net cash used in investing activities of $38.8 million in the first six months of 2008 was primarily for capital expenditures. Capital expenditures were funded by cash from operations.

          Net cash provided by financing activities of $4.0 million in the first six months of 2008 was primarily due to the issuance of $4.5 million in short-term debt. In the same period in 2007, Central Hudson issued $16.0 million of short-term debt.

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

          No common stock repurchase transactions were executed in the six months ended June 30, 2008.

Capitalization – Issuance of Treasury Stock

          Effective January 2, 2008, 12,100 restricted shares with fair value upon issuance of $536,000 were granted under the 2006 Plan to certain officers and key employees of Griffith and an officer of CHEC. The shares granted were issued from CH Energy Group’s treasury stock on January 2, 2008. These shares were issued at fair market value on the date of grant, and for Griffith, the vesting for each individual is subject to a three-year period of continued employment. Shares granted to the officer of CHEC vest ratably over the three-year vesting period contingent upon continued employment. Dividends paid on restricted shares owned by Griffith officers and key employees will be automatically deferred and re-invested in additional restricted shares.

          In accordance with SFAS 123(R), the 12,100 restricted shares granted on January 2, 2008 are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock as of June 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of grant, therefore, the difference has been reflected as additional paid in capital in the Consolidated Balance Sheet at June 30, 2008. However, in the Consolidated Statement of Income for the three and six months ended June 30, 2008, the number of common shares outstanding used in the basic EPS calculation did not change from December 31, 2007, and will not change until 2009, when vesting begins.

          On May 1, 2008, performance shares earned as of December 31, 2007 for the award cycle with a grant date of March 24, 2005 were issued to participants. Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group’s treasury stock. A total of 8,674 shares were issued from CH Energy Group’s treasury stock on May 1, 2008. These shares are presented in the consolidated balance sheet as an increase in common shares outstanding and as a reduction in treasury stock as of June 30, 2008. The carrying amount of treasury shares exceeded the quoted market value on the date of issue, therefore, the difference has been reflected as additional paid in capital in the consolidated balance sheet at June 30, 2008. These shares were also included in the calculation of the average number of common shares outstanding used in the basic EPS calculation in the consolidated statement of income for the three and six months ended June 30, 2008.

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

          Decisions to fund Central Hudson’s pension plan (the “Retirement Plan”) are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources. The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits. Central Hudson considers the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods. Funding for the 2008 Retirement Plan year totaled $12.5 million as of June 30, 2008. No additional funding is expected in 2008.

          Employer contributions for OPEB totaled $4.2 million and $3.5 million during the six months ended June 30, 2008, and 2007, respectively. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes and corporate resources. No further funding is anticipated for the 2008 OPEB Plan year.

Financing Program

          At June 30, 2008, CH Energy Group, on a consolidated basis, had $76.0 million of short-term debt outstanding and cash and cash equivalents of $18.5 million.

          CH Energy Group, the holding company, has a $150 million revolving credit agreement with several commercial banks, which as of June 30, 2008, had an outstanding balance of $14.0 million.

          Central Hudson also has uncommitted lines of credit with various banks. These agreements give Central Hudson competitive options to minimize the cost of its short-term borrowing. As of June 30, 2008, Central Hudson had short-term debt outstanding of $47.0 million, and cash and cash equivalents of $4.8 million. The short-term debt outstanding is from the use of uncommitted credit lines. Central Hudson has a $125 million revolving credit agreement with a group of commercial banks, which as of June 30, 2008, had no outstanding balance.

          Central Hudson’s current senior unsecured debt ratings/outlook is A2/stable by Moody’s Investors Service (“Moody’s”) and A/stable by both Standard and Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings.

          In January 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital. At June 30, 2008, this line of credit had a $15 million outstanding balance.

          CH Energy Group and Central Hudson believe they will be able to meet their reasonably likely short-term and long-term cash requirements, assuming that Central

Hudson’s future rate plans reflect the costs of service, including a reasonable return on invested capital.

          Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”). These NYSERDA bonds, totaling $166 million, are insured by AMBAC Assurance Corporation (“AMBAC”). On June 5, 2008, Standard & Poor’s lowered its financial strength ratings on AMBAC to ‘AA’ from ‘AAA’ and placed the ratings on Credit Watch with negative implications. On June 19, 2008, Moody’s downgraded the insurance financial strength ratings of AMBAC to Aa3 from Aaa. The outlook from Moody’s for AMBAC’s rating is negative, reflecting uncertainties regarding AMBAC’s strategic plans going forward, as well as the possibility of further adverse developments in its insured portfolio. Both downgrades extend to Central Hudson’s five AMBAC-insured issues. Central Hudson is not able to predict the impact that the downgrade of AMBAC and other bond insurers will have on the market for municipal debt, but does not currently believe this situation will have a significant impact on the Company’s earnings or its ability to obtain debt financing. The underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is unchanged at A/stable by Standard & Poor’s and Fitch Ratings and A2/stable by Moody’s.

          Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million have a term interest rate of 3.0% that is scheduled to end on December 1, 2008. Central Hudson expects to re-market the bonds at then-current rates under the terms of the applicable indenture.

          Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

          Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode. Since they were issued in 1999, the bonds’ interest rate has been reset every 35 days in a dutch auction. It has been widely reported in the financial media that auctions in the market for municipal auction rate securities have experienced widespread failures since early in the year. Generally, an auction failure results when there are not enough bidders for a series of bonds and the bondholders who wanted to sell must hold the bonds for the next interest rate period. Since February 2008, the auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process. For the foreseeable future, Central Hudson expects the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. Since the first auction failure in February, the applicable maximum rate for Central Hudson’s bonds has ranged from 2.62% to 4.81%. In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of 1999 NYSERDA Bonds. As a result, Central Hudson does not expect the auction failures to have any adverse impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. A two-year, 4.5% cap on $115.9 million of debt expired March 31, 2008. Central Hudson replaced the expiring cap, effective April 1, 2008, with a similar, one-year cap set at 3.0%. Under most market conditions, Central Hudson expects that cap to effectively limit the realized rate for its auction rate bonds to approximately 5.25%.

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

EARNINGS PER SHARE

CH Energy Group Consolidated

	Three Months Ended June 30,

Earnings per Share (Basic)	2008	2007	Change

Central Hudson - Electric	$0.23	$0.24	$(0.01)
Central Hudson - Natural Gas	0.02	0.08	(0.06)
Griffith	(0.17)	(0.09)	(0.08)
Other Businesses and Investments	0.03	0.10	(0.07)

	$0.11	$0.33	$(0.22)

	Six Months Ended June 30,

Earnings per Share (Basic)	2008	2007	Change

Central Hudson - Electric	$0.62	$0.73	$(0.11)
Central Hudson - Natural Gas	0.36	0.42	(0.06)
Griffith	0.20	0.31	(0.11)
Other Businesses and Investments	0.15	0.25	(0.10)

	$1.33	$1.71	$(0.38)

          During the second quarter and six months ended June 30, 2008, several challenges combined to depress CH Energy Group results relative to the prior year periods: (1) there were fewer degree days than last year; (2) Central Hudson had much more storm activity and higher costs to restore electric service following storms; (3) higher energy costs induced customers to use less energy; and (4) the weakening economy has further induced customers to use less energy and has also caused CH Energy Group to increase its allowance for doubtful accounts.

          While management expects weather-related impacts to average out over time, the impact of high energy costs and the weakening economy are expected to continue and even perhaps intensify over the rest of the year and into 2009. As a result, management of CH Energy Group felt it was necessary and prudent to file a rate case to bring Central Hudson’s revenues into line with the costs to serve its customers.

Central Hudson

	Three Months Ended June 30,

Earnings per Share (Basic)	2008	2007	Change

Electric	$0.23	$0.24	$(0.01)
Natural Gas	0.02	0.08	(0.06)

	$0.25	$0.32	$(0.07)

           Central Hudson’s earnings decreased $(0.07) per share in the second quarter of 2008 compared to the same period in 2007, due to the following:

Regulatory Mechanisms and Unusual Events:
Shared earnings recorded in 2007	$0.01
Gain on Non-Utility Property Sales in 2007	(0.01)
Cable Attachment Billings in 2008	0.03
Rate Increases	0.05
Weather Impact on Sales (Incl. Hedging)	(0.11)
Higher Storm Restoration Expense	(0.05)
Higher Uncollectible Accounts	(0.04)
Higher Income and Other Taxes	(0.02)
Higher Interest Expense and Carrying Charges	(0.02)
Weather-Normalized Sales	0.04
Other	0.05

$(0.07)

	Six Months Ended June 30,

Earnings per Share (Basic)	2008	2007	Change

Electric	$0.62	$0.73	$(0.11)
Natural Gas	0.36	0.42	(0.06)

	$0.98	$1.15	$(0.17)

           Central Hudson’s earnings decreased $(0.17) per share in the first six months of 2008 compared to the same period in 2007, due to the following:

Regulatory Mechanisms and Unusual Events:
Shared earnings recorded in 2007	$0.05
Gain on Non-Utility Property Sales in 2007	(0.02)
Cable Attachment Billings in 2008	0.03
Rate Increases	0.12
Weather Impact on Sales (Incl. Hedging)	(0.04)
Higher Storm Restoration Expense	(0.08)
Higher Uncollectible Accounts	(0.08)
Higher Income and Other Taxes	(0.06)
Higher Interest Expense and Carrying Charges	(0.04)
Weather-Normalized Sales	(0.01)
Other	(0.04)

$(0.17)

          In addition to weather that depressed sales and increased expenses to restore service following storms, uncollectible accounts and expenditures for taxes were also higher during both the second quarter and six months ended June 30, 2008 relative to 2007.

          Quarterly results further widened the gap between the sales forecast incorporated in Central Hudson’s current rate agreement and actual customer usage. On July 31, 2008, Central Hudson filed for a delivery rate increase in order to have new rates in place at the expiration of its current agreement in July 2009. Central Hudson believes it is currently not recovering the costs incurred to provide safe, reliable service to its customers and a new rate order must address the growing shortfall.

Griffith

Earnings per Share (Basic)	Three Months Ended June 30,

	2008	2007	Change

	$(0.17)	$(0.09)	$(0.08)

          Griffith’s earnings decreased $(0.08) per share in the second quarter of 2008 compared to 2007, due to the following:

Weather Impact on Sales (Incl. Hedging)	(0.02)
Weather-Normalized Sales Growth/Conservation	(0.03)
Higher Uncollectible Accounts	(0.01)
Operating Expenses	(0.03)
Other	0.01

$(0.08)

Earnings per Share (Basic)	Six Months Ended June 30,

	2008	2007	Change

	$0.20	$0.31	$(0.11)

           Griffith’s earnings decreased $(0.11) per share in the first six months of 2008 compared to 2007, due to the following:

Acquisitions(1)	$0.05
Margin on Petroleum Sales and Services	0.05
Weather Impact on Sales (Incl. Hedging)	(0.07)
Weather-Normalized Sales Growth/Conservation	(0.06)
Higher Uncollectible Accounts	(0.03)
Operating Expenses	(0.05)

$(0.11)

(1)	For the purposes of the above charts, “Acquisitions” represents the incremental affect of acquisitions made by Griffith in 2008 and 2007.

          Weather, customer conservation, and higher reserves for doubtful accounts dampened earnings during the second quarter, a period when a loss is anticipated due to the seasonal nature of Griffith’s fuel oil delivery business. Earnings per share during the first six months were also lower due to weather, customer conservation and higher uncollectible accounts, though partially offset by the favorable effect of recent acquisitions.

Other Businesses and Investments

Earnings per Share (Basic)	Three Months Ended June 30,

	2008	2007	Change

	$0.03	$0.10	$(0.07)

          The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the second quarter of 2008 compared to 2007 is due to the following:

Cornhusker Investment	$(0.03)
Lyonsdale Investment	(0.01)
Lower Interest and Investment Income	(0.02)
Other	(0.01)

$(0.07)

Earnings per Share (Basic)	Six Months Ended June 30,

	2008	2007	Change

	$0.15	$0.25	$(0.10)

          The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the first six months of 2008 compared to 2007 is due to the following:

Cornhusker Investment	$(0.06)
Lyonsdale Investment	0.03
Lower Interest and Investment Income	(0.04)
Other	(0.03)

$(0.10)

          Earnings per share from CH Energy Group’s other unregulated businesses for the second quarter and six months ended June 30, 2008 decreased due to lower earnings on the Cornhusker Holdings investment and lower interest income. In addition to challenging market conditions for CHEC’s ethanol investment (Cornhusker), CH Energy Group’s interest income declined, given that investments in Central Hudson’s and Griffith’s businesses during the course of the year had reduced the amount of cash available for investment.

RESULTS OF OPERATIONS

Central Hudson

          The following discussions and analyses include explanations of significant changes in revenues and expenses between the three and six months ended June 30, 2008, and the three and six months ended June 30, 2007, for Central Hudson’s regulated electric and natural gas businesses.

	Three Months Ended June 30, 2008 Over/(Under) 2007		Six Months Ended June 30, 2008 Over/(Under) 2007

Central Hudson Income Statement Variances	Amount (In Thousands)	Percent	Amount (In Thousands)	Percent

Operating Revenues	$(568)	—%	$3,599	1%

Operating Expenses:
Purchased electric, fuel and natural gas	(3,118)	(3)%	(3,927)	(2)%
Depreciation and Amortization	306	4%	384	3%
Other operating expenses	2,363	5%	8,594	9%

Total operating expenses	$(449)	—%	$5,051	1%

Operating Income	(119)	(1)%	(1,452)	(4)%
Other income, net	(47)	(4)%	245	10%
Interest Charges	745	14%	1,493	14%

Income before income taxes	(911)	(12)%	(2,700)	(9)%
Income Taxes	160	7%	(5)	—%

Net (loss)/income	$(1,071)	(20)%	$(2,695)	(14)%

Delivery Volumes

          Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior. Electric deliveries typically peak in the summer and deliveries of natural gas used for heating purposes typically peak in the winter. Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson for the three and six months ended June 30, 2008, as compared to the same periods for 2007. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson’s earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

	Actual Deliveries

	Three Months Ended June 30, 2008 Increase (Decrease) from 2007		Six Months Ended June 30, 2008 Increase (Decrease) from 2007

	Electric	Natural Gas	Electric	Natural Gas

Residential	(4)%	(12)%	(1)%	(3)%
Commercial	(3)%	(6)%	(2)%	(4)%
Industrial and Other(a)	(6)%	(7)%	(6)%	3%

Total Deliveries	(4)%	(8)%	(3)%	(3)%

(a)	Excludes interruptible natural gas deliveries.

	Weather Normalized Deliveries

	Three Months Ended June 30, 2008 Increase (Decrease) from 2007		Six Months Ended June 30, 2008 Increase (Decrease) from 2007

	Electric	Natural Gas	Electric	Natural Gas

Residential	4%	4%	1%	(1)%
Commercial	(2)%	5%	(2)%	(1)%
Industrial and Other(a)	(6)%	10%	(6)%	(2)%

Total Deliveries	(1)%	5%	(2)%	(1)%

(a)	Excludes interruptible natural gas deliveries.

          Electric and natural gas deliveries to residential and commercial customers during the three months ended June 30, 2008, were impacted primarily by weather and for the six months ended June 30, 2008 by what management believes is price-induced customer conservation, though conservation appeared to be somewhat less evident in the three months ended June 30, 2008.

          For the three months ended June 30, 2008, residential electric and natural gas heating degree days were 9% and 12% lower than last year, respectively. This negative effect of weather on residential deliveries was partially offset by a small increase in both electric and natural gas residential customers. The six-month period was impacted by energy conservation by residential electric and natural gas customers, partially offset by a modest increase in the number of customers.

          For commercial deliveries of electric for both three months and six months ended June 30, 2008 and for commercial deliveries of natural gas for the three months ended June 30, 2008, customer conservation exceeded the positive effect of customer growth. Milder weather in the second quarter of 2008 compared to 2007 negatively impacted commercial natural gas deliveries.

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

Three Months Ended June 30, 2008
Increase (Decrease) from 2007
(In Thousands)

	Electric	Natural Gas	Total

Revenues with Matching Offsets:(a)
Energy cost adjustment	$(5,652)	$(1,084)	$(6,736)
Sales to others for resale	(1,006)	4,624	3,618
Pension, OPEB and other revenues	401	1,080	1,481

Subtotal	(6,257)	4,620	(1,637)

Revenues Impacting Earnings:
Customer sales	226	(290)	(64)
Other regulatory mechanisms	678	11	689
Pole attachments and other rents	874	—	874
Weather-hedging contracts	(370)	—	(370)
Other revenues	248	(308)	(60)

Subtotal	1,656	(587)	1,069

Total	$(4,601)	$4,033	$(568)

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

Six Months Ended June 30, 2008
Increase (Decrease) from 2007
(In Thousands)

	Electric	Natural Gas	Total

Revenues with Matching Offsets:(a)
Energy cost adjustment	$(15,504)	$1,530	$(13,974)
Sales to others for resale	(1,765)	11,812	10,047
Pension, OPEB and other revenues	562	2,715	3,277

Subtotal	(16,707)	16,057	(650)

Revenues Impacting Earnings:
Customer sales	1,369	1,710	3,079
Other regulatory mechanisms	1,778	(37)	1,741
Pole attachments and other rents	866	—	866
Weather-hedging contracts	(347)	37	(310)
Other revenues	579	(1,706)	(1,127)

Subtotal	4,245	4	4,249

Total	$(12,462)	$16,061	$3,599

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

          Electric revenues decreased for the three months and six months ended June 30, 2008, as compared to the same period in 2007 due to lower revenues with matching offsets. The decrease reflects a decrease in energy cost adjustment revenues due to lower delivery volumes (influenced by customer conservation), partially offset by higher wholesale costs.

          Natural gas revenues increased for the three months and six months ended June 30, 2008, largely due to higher revenues with matching offsets, primarily higher revenues from gas sales to others for resale. The increases in revenues with matching costs for both periods also include increases in other revenues recorded pursuant to the 2006 Rate Order.

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

          Total utility operating expenses for the three months ended June 30, 2008 remained virtually unchanged compared to 2007, while there was a 1% increase for the six months ended June 30, 2008. The following summarizes the change in operating expenses:

	Increase (Decrease) from 2007
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

	Change (In Thousands)

Expenses Currently Matched to Revenues:(1)
Purchased electricity	$(6,658)	$(17,269)
Purchased natural gas	3,540	13,342
Pensions	(196)	(244)
OPEBs	(155)	(193)
New York State energy programs	197	311
Residual gas deferred balances	1,043	2,765
Environmental clean-up - MGP sites	413	826
Other matched expenses	176	(150)

Subtotal	$(1,640)	$(612)

Other Expense Variations:
Tree trimming	(599)	(4)
Uncollectible reserve	323	1,113
Property taxes	548	1,096
Storm restoration expenses	1,300	2,173
Other expenses	(381)	1,285

Subtotal	$1,191	$5,663

Total (Decrease) Increase in Operating Expenses	$(449)	$5,051

(1)	Includes expenses that, in accordance with the 2006 Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

          In addition to the required adjustment to match revenues collected from customers, the decrease in purchased electricity expense for the three months and six months ended June 30, 2008, reflects the net effect of lower volumes delivered (influenced by weather and customer conservation) and higher wholesale prices. The increase in natural gas costs in both periods primarily reflects higher wholesale costs, partially offset by lower volumes delivered and was also influenced by customer conservation. The increase in other revenue-matched expenses for each period results from the 2006 Order which allowed for rate changes corresponding to these expenses.

          The increase in the uncollectible reserve in both periods results from higher energy prices, which have impacted customers’ ability to pay their bills. Due to the higher storm restoration activity, tree-trimming efforts were temporarily at a reduced level in the second quarter of 2008, compared to 2007. Property taxes increased at a rate close to the level projected in the company’s rate plan. The increase in storm restoration costs in both periods results from higher and more severe storm activity in 2008.

Other Income

          Other income and deductions for Central Hudson for the three months ended June 30, 2008, as compared to the same period in 2007, was virtually unchanged, while the six month period ended June 30, 2008 increased $0.2 million due primarily to the recording of favorable regulatory adjustments for the change in interest costs on Central Hudson’s variable rate debt. The variation related to variable rate debt is offset by changes in related interest charges.

Interest Charges

          Central Hudson’s interest charges increased $0.8 million for the three months ended June 30, 2008, and $1.5 million for the six months ended June 30, 2008 compared to 2007 largely due to an increase in long-term debt resulting from the issuance of medium term notes in September 2007, the proceeds of which were used to finance ongoing investments in capital improvements.

Income Taxes

          Income taxes for Central Hudson increased $0.2 million in the second quarter of 2008 compared to 2007. The increase in income taxes was primarily due to the unfavorable impact of flow through items related to depreciation and reserves, which was partially offset by the impact of a decrease in pre-tax book earnings. Income taxes for the six months ended June 30, 2008 were virtually unchanged from the same period in 2007 with unfavorable impacts related to depreciation, reserves and the Medicare Act Subsidy offset by a decrease in pre-tax book income.

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

CH Energy Group Income Statement Variances	Three Months Ended June 30, 2008 Over/(Under) 2007		Six Months Ended June 30, 2008 Over/(Under) 2007

	Amount (In Thousands)	Percent	Amount (In Thousands)	Percent

Operating Revenues	$42,669	16%	$109,082	18%

Operating Expenses:
Purchased electric, fuel, natural gas and petroleum	38,053	20%	94,451	23%
Depreciation and Amortization	523	6%	878	5%
Other operating expenses	6,204	9%	17,318	13%

Total operating expenses	$44,780	17%	$112,647	20%

Operating Income	(2,111)	(21)%	(3,565)	(8)%
Other income, net	(774)	(37)%	(1,630)	(33)%
Interest charges	974	18%	1,910	18%

Income before income taxes, preferred dividends of subsidiaries, and minority interest	(3,859)	(57)%	(7,105)	(17)%
Income taxes	(321)	(25)%	(1,347)	(9)%

Net (loss)/income	$(3,519)	(68)%	$(5,916)	(22)%

Griffith

Sales Volumes

          Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior. Deliveries of petroleum products used for heating purposes peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

	Actual Deliveries

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008

	% Change from 2007	2008 Volumes as % of Total Volume	% Change from 2007	2008 Volumes as % of Total Volume

Heating Oil
Base Company Volume(1)	(10)%	23%	(14)%	40%
Acquisitions Volume(2)	11%	9%	17%	15%

Total Heating Oil	1%	32%	3%	55%

Motor Fuels
Base Company Volume	(9)%	59%	(8)%	39%
Acquisitions Volume	10%	7%	10%	4%

Total Motor Fuels	1%	66%	2%	43%

Propane and Other
Base Company Volume	(6)%	2%	4%	2%
Acquisitions Volume	—%	—%	—%	—%

Total Propane and Other	(6)%	2%	4%	2%

Total
Base Company Volume	(9)%	84%	(11)%	81%
Acquisitions Volume	10%	16%	14%	19%

Total	1%	100%	3%	100%

(1)	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008 and 2007.

          Sales of petroleum products increased 1% and 3% in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. These increases were primarily a result of sales from acquisitions made in 2007 and 2008. The increase in sales Griffith experienced was partially offset by reduced consumption by customers due to fewer heating degree days and price induced conservation. This decrease was due to weather that was 12% warmer in the second quarter and first six months of 2008 in comparison to 2007 as measured by heating degree days.

	Weather Normalized Deliveries

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008

	% Change from 2007	2008 Volumes as % of Total Volume	% Change from 2007	2008 Volumes as % of Total Volume

Heating Oil
Base Company Volume(1)	7%	26%	(4)%	42%
Acquisitions Volume(2)	8%	8%	18%	15%

Total Heating Oil	15%	34%	14%	57%

Motor Fuels
Base Company Volume	(9)%	57%	(8)%	37%
Acquisitions Volume	10%	7%	10%	4%

Total Motor Fuels	1%	64%	2%	41%

Propane and Other
Base Company Volume	3%	2%	13%	2%
Acquisitions Volume	—%	—%	—%	—%

Total Propane and Other	3%	2%	13%	2%

Total
Base Company Volume	(4)%	85%	(5)%	81%
Acquisitions Volume	9%	15%	14%	19%

Total	5%	100%	9%	100%

(1)	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008 and 2007.

Revenues

Griffith Revenues
Increase (Decrease) from 2007
(In Thousands)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Heating Oil
Base Company(1)	$7,665	$21,778
Acquisitions(2)	6,169	29,828

Total Heating Oil	$13,834	$51,606

Motor Fuels
Base Company	$20,260	$33,866
Acquisitions	7,455	13,260

Total Motor Fuels	$27,715	$47,126

Service Revenues
Base Company	$(22)	$15
Acquisitions	1,378	2,996

Total Service Revenues	$1,356	$3,011

Other
Propane	$212	$895
Weather-Hedging Contracts	—	938
Other	145	273

Total Other	$357	$2,106

Total Revenues	$43,262	$103,849

(1)	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

(2)	For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2008 and 2007.

          Usage Revenues, net of the effect of weather hedging contracts, increased in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Revenues, net of the effect of weather hedging contracts, increased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. These increases were due largely to an increase in average selling price per gallon in the first quarter and first six months of 2008 compared to 2007, which resulted primarily from higher wholesale prices for petroleum products. Additionally, revenues increased due to revenues related to the acquisitions made in 2007 and 2008.

Operating Expenses

          For the three months ended June 30, 2008, operating expenses increased $45.3 million, or 57%, from $79.3 million in 2007 to $124.6 million in 2008. The cost of petroleum products increased $41.3 million, or 68% due to an increase in sales volume resulting primarily from acquisitions and an increase in the wholesale price of petroleum products.

          Other operating expenses increased $4.0 million in 2008 due primarily to an increase in the expenses associated with the increased sales volumes noted above and an increase in expenses associated with the increase in the cost of petroleum products.

          For the six months ended June 30, 2008, operating expenses increased $106.3 million, or 55%, from $193.8 million in 2007 to $300.1 million in 2008. The cost of petroleum products increased $97.6 million, or 63% due to an increase in sales volume resulting primarily from acquisitions and an increase in the wholesale price of petroleum products.

          Other operating expenses increased $8.7 million in 2008 due primarily to an increase in the expenses associated with the increased sales volumes noted above and an increase in expenses associated with the increase in the cost of petroleum products.

Other Businesses and Investments

Revenues and Operating Expenses

          The operating results of Lyonsdale are consolidated in the Consolidated Financial Statements of CH Energy Group. Results for the three months ended June 30, 2008 compared to the same period in 2007 reflect a decrease in operating revenues of $9,000 and increased total operating expenses of $40,000 with a net decrease in CH Energy Group’s net income of $93,000. Results for the six months ended June 30, 2008 reflect an increase in operating revenues of $1.7 million and increased total operating expenses of $1.0 million. These results reflect a higher capacity factor at Lyonsdale during the first quarter of 2008 compared to 2007, resulting in a net increase in CH Energy Group’s net income of $0.4 million.

Other Income

          Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $1.0 million and $1.8 million for the three months ended and six months ended June 30, 2008, respectively. This is primarily attributable to lower earnings of CH Energy Group’s Cornhusker Holdings investment, and decreased interest and investment income as a result of the redeployment of capital from short-term investments to CH Energy Group’s subsidiaries. Lower crush margins, the difference between the price of the feedstock inputs (corn) and the output (ethanol), resulted in a decrease in Cornhusker Holdings earnings of $0.5 million and $1.0 million for the three months and six months ended June 30, 2008, respectively. The six month period was also impacted in 2008 by engineering costs associated with an expansion of Cornhusker Holdings’ plant capacity. The lower interest and investment income reduced earnings by $0.4 million and $0.8 million for the three months and six months ended June 30, 2008, respectively.

Income Taxes

          Income taxes for CH Energy Group decreased $0.3 million in the second quarter of 2008 compared to 2007. The decrease in income taxes was primarily due to decreased pre-tax book income at Griffith and CH Energy Group’s other businesses and investments offset by slightly higher income taxes for Central Hudson. Income taxes for the six months ended June 30, 2008 decreased $1.3 million from the same period in 2007 due primarily to a decrease in pre-tax book income for Griffith and CH Energy Group’s other businesses and investments.

CRITICAL ACCOUNTING POLICIES

          Use of Estimates: Preparation of the consolidated Financial Statements in accordance with accounting principles generally accepted in The United States of America (“GAAP”) includes the use of estimates and assumptions by management that affect financial results. Actual results may differ from those estimated; however the methods used by CH Energy Group to prepare estimates have historically produced reliable results.

          Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), reserves for uncollectible accounts receivable, other operating reserves, unbilled revenues, and pension and other post-retirement benefits.

          Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties. For Central Hudson, these estimates are subject to change as the result of a future rate proceeding. Historical changes have not been material to the company’s financial results. For Griffith and Lyonsdale, any changes in estimates used for depreciation are not expected to have a material impact on CH Energy Group’s financial results. The amortization of CH Energy Group’s other intangible assets is discussed in detail below under the caption “Goodwill and Other Intangible Assets.”

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

          See Note 1 – “Summary of Significant Accounting Policies” under the caption “Use of Estimates” to the Consolidated Financial Statements of the Corporations’ 10-K Annual Report for additional discussion.

          Goodwill and Other Intangible Assets: The balances reflected on CH Energy Group’s Consolidated Balance Sheet at June 30, 2008, December 31, 2007, and June 30, 2007 for “Goodwill” and “Other intangible assets – net” relate to Griffith. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.

          As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, titled Goodwill and Other Intangible Assets (“SFAS 142”), both goodwill and intangible assets not subject to amortization are tested at least annually for impairment and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. In assessing whether an impairment exists the fair value of the reporting units is compared to the carrying amount of assets. Fair value of goodwill is estimated using a discounted cash flow measurement. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flows. In applying this methodology, reliance is placed on a number of factors, including actual operating results, future business plans, economic projections and market data. The carrying amount for goodwill was $67.6 million as of June 30, 2008, $63.4 million as of December 31, 2007, and $57.5 million as of June 30, 2007. Historical impairment tests have not resulted in the recognition of any impairment. However, if the operating cash flows of Griffith decline significantly in the future, the result could be recognition of a future goodwill impairment charge to operations and the amount could be material to CH Energy Group’s Consolidated Financial Statements.

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

          For 2007 the Projected Benefit Obligation (“PBO”) for Central Hudson’s Retirement Plan ($409 million) and its obligation for post-retirement health-care (“OPEB”) costs ($148 million) were determined using 6.2% and 6.4% discount rates, respectively. These rates were determined using the Citigroup Pension Discount Curve reflecting projected cash flows. A 0.25% change in the discount rate would affect the projection of the pension PBO by approximately $11.8 million and the OPEB obligation by approximately $4.6 million. Declines in the market value of the pension Trust Fund’s investment portfolio, which occurred from 2000 through 2002, and a reduction in the discount rate have resulted in a significant increase in pension and OPEB costs since

2001. Similar changes in the future could have similar results on these costs. A 25 basis point change in the discount rate would impact the net periodic benefit cost by $1.3 million for the Retirement Plan and $0.5 million for OPEBs. In order to reduce the total costs of benefits, OPEB plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008. Based on the plan design modifications resulting from these negotiations, the estimated PBO for the OPEB plan has decreased from $148 million at December 31, 2007 to approximately $120 million at June 30, 2008.

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

          All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value. For discussions relating to market risk and derivative instruments, see Item 7A – “Quantitative and Qualitative disclosure About Market Risk” and Note 14 – “Accounting for Derivative Instruments and Hedging Activities” of the Consolidated Financial Statements of the Corporation’s 10-K Annual Report.

          See Note 14 – “Accounting for Derivative Instruments and Hedging Activities” of this Form 10-Q for additional discussion.

COMMON STOCK DIVIDENDS

          CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings. More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis. Central Hudson’s dividend would be reduced below 100% of its annual average income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates. Central Hudson is currently rated “A” or the equivalent. As of June 30, 2008, the amount of Central Hudson’s retained earnings that were free of restrictions was $32.6 million. CH Energy Group’s other subsidiaries do not have restrictions on their ability to pay dividends.

          Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group’s dividend payments. On May 22, 2008, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2008, to shareholders of record as of July 10, 2008.

OTHER MATTERS

          Changes in Accounting Standards: See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Standards and Other FASB Projects” for discussion of relevant changes, which discussion is incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

          Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions. Forward-looking statements including, without limitation, those relating to Registrants’ future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements. Those factors include, but are not limited to: deviations from normal seasonal weather and storm activity; fuel prices; corn and ethanol prices; plant capacity factors; energy supply and demand; interest rates; potential future acquisitions; legislative, regulatory, and competitive developments; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. Registrants undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

          PART II – OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS

          For information about developments regarding certain legal proceedings, see Item 3 (“Legal Proceedings”) of the Corporations’ 10-K Annual Report, and Note 12 – “Commitments and Contingencies” of that 10-K and/or Note 12 – “Commitments and Contingencies” of this 10-Q.

Central Hudson:

Former Manufactured Gas Plant Facilities Little Britain Road Newburgh Consolidated Iron Works Asbestos Litigation

CHEC:

          Griffith’s remediation efforts at its Kable Oil bulk plant.

ITEM 1A -	RISK FACTORS

     For a discussion identifying risk factors that could cause actual results to differ materially from those anticipated, see the discussion under “Item 1A – Risk Factors” of the Corporations’ 10-K Annual Report.

The Profitability of CHEC’s Investments in Ethanol Projects May Be Adversely Impacted by Commodity Price Changes or the Lack of Capital Available to Project Developers to Complete New Projects

     Description and Sources of Risk:

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

o

Imbalances in the supply of and demand for corn. This could be caused by, among other things (1) drought, flood or other acts of nature, (2) changes in agricultural markets, technology or regulations, (3) increased construction of new ethanol production facilities or (4) governmental actions that discourage raising corn for use in ethanol production (such as providing tax credits for corn grown for human consumption).

o	Volatility in domestic and/or foreign markets may result in increased corn prices and/or lower ethanol prices.

Potential Impacts: Prolonged increases in corn prices and/or decreases in ethanol prices could have a material adverse impact on the earnings of Cornhusker Holdings, which could lead to an impairment of CHEC’s investment.

Additionally, prolonged increases in corn prices and/or decreases in ethanol prices could reduce cash flows of Cornhusker Energy Lexington, LLC which, in turn, could lead to loan defaults. Loan defaults could adversely impact CHEC’s level of investments, cash flows or future earnings.

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders of CH Energy Group was held on April 22, 2008. As of the record date, February 29, 2008, there were 15,774,100 shares of Common Stock of CH Energy Group that were eligible to be voted at the meeting. At the meeting, 14,051,322 shares of Common Stock of CH Energy Group were represented in person or by proxy, constituting 89.08% of the votes entitled to be cast. Shareholders voted on the following two matters:

•	The election of three nominees proposed by the Board of Directors as Class II Directors with terms expiring at the Annual Meeting of Shareholders to be held in 2011.

•

A shareholder proposal requesting that the Board of Directors of CH Energy Group take the steps necessary to declassify the Board of Directors to require that all Directors stand for election annually.

          With respect to the election of Directors, no other nominees were proposed and the following three Board-proposed nominees were elected as Directors:

Name of Director	Shares For	Shares Withheld

Margarita K. Diley	12,331,712	1,719,610
Steven M. Fetter	12,497,175	1,554,147
Stanley J. Grubel	12,571,061	1,480,261

          The other Directors of CH Energy Group are: Manuel J. Iraola, E. Michael Kruse, Steven V. Lant, Jeffrey D. Tranen and Ernest R. Verebelyi.

          With respect to the shareholder proposal, 6,906,820 votes were cast for the proposal requesting that the Board of Directors take the steps necessary to declassify the Board of Directors, 3,271,995 votes were cast against said proposal and holders of

292,370 votes abstained. There were 3,580,137 broker non-votes with respect to this matter.

ITEM 6 -	EXHIBITS

          Incorporated herein by reference to the Exhibit Index for this 10-Q Quarterly Report, which is located immediately after the signature pages to this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CH ENERGY GROUP, INC.
(Registrant)

By:	/s/ Kimberly J. Wright

Kimberly J. Wright
Vice President - Accounting and Controller

CENTRAL HUDSON GAS & ELECTRIC CORPORATION
(Co-Registrant)

By:	/s/ Kimberly J. Wright

Kimberly J. Wright
Controller

Dated: August 4, 2008

EXHIBIT INDEX

          Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Regulation S-K Item 601 Designation	Exhibit Description

3(ii)(1)	By-laws of CH Energy Group, Inc. as amended March 28, 2008. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on April 3, 2008; Exhibit 3(ii)(1))

10(iii)(1)	Amendment of CH Energy Group, Inc. Supplementary Retirement Plan, effective July 30, 2008.

12	Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1	Section 1350 Certification by Mr. Lant.

32.2	Section 1350 Certification by Mr. Capone.