Form 10-K
period 2008-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2009-02-10
CIK 18647, 1061393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________________________________________________ December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

CH Energy Group, Inc. Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Central Hudson Gas & Electric Corporation Cumulative Preferred Stock

4.50% Series
4.75% Series

          Indicate by check mark if CH Energy Group, Inc. (“CH Energy Group”) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒   No ☐

          Indicate by check mark if Central Hudson Gas & Electric Corporation (“Central Hudson”) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

          Indicate by check mark if CH Energy Group is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐   No ☒

          Indicate by check mark if Central Hudson is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

          Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether CH Energy Group is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

          Indicate by check mark whether Central Hudson is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

          Indicate by check mark whether CH Energy Group is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

          Indicate by check mark whether Central Hudson is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

          The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of February 2, 2009, was $818,811,820 based upon the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

          The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of June 30, 2008, the last business day of CH Energy Group’s most recently completed second fiscal quarter, was $561,393,271 computed by reference to the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

          The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2008 was zero.

          The number of shares outstanding of CH Energy Group’s Common Stock, as of February 2, 2009, was 15,782,803.

          The number of shares outstanding of Central Hudson’s Common Stock, as of February 2, 2009, was 16,862,087. All such shares are owned by CH Energy Group.

          CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I)(2).

DOCUMENTS INCORPORATED BY REFERENCE

          CH Energy Group’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on April 28, 2009, is incorporated by reference in Part III hereof. Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I)(2)(c) of Form 10-K of the Securities Exchange Act of 1934, as amended.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms used herein.

CH Energy Group Companies and Investments

CHEC	Central Hudson Enterprises Corporation (the unregulated parent company of Griffith and wholly owned subsidiary of CH Energy Group)
Cornhusker Holdings	Cornhusker Energy Lexington Holdings, LLC (a CHEC investee company)
JB Wind	JB Wind Holdings, LLC (a CH-Community Wind investee company)

Regulators

NYS	New York State
PSC	NYS Public Service Commission
DEC	NYS Department of Environmental Conservation

Terms Related to Business Operations Used by CH Energy Group

1993 PSC Policy	PSC’s 1993 Statement of Policy regarding pension and other post-employment benefits
2006 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on July 24, 2006
Distributed Generation	An electrical generating facility located at a customer’s point of delivery which may be connected in parallel operation to the utility system
kWh	Kilowatt-hour(s)
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MW / MWh	Megawatt(s) / Megawatt-hour(s)
OPEB	Other Post-Employment Benefits
Retirement Plan	Central Hudson’s Non-Contributory Defined Benefit Retirement Income Plan
ROE	Return on Equity
ROW	Right-of-Way
Settlement Agreement	Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended, among Central Hudson, PSC Staff, and Certain Other Parties

Other

COSO	Committee of Sponsoring Organizations of the Treadway Commission
EITF	FASB Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board

(i)

FIN	FASB Interpretation Number
GAAP	Accounting Principles Generally Accepted in the United States of America
NYISO	New York Independent System Operator
NYSERDA	New York State Energy Research and Development Authority
Registrants	CH Energy Group and Central Hudson
SAB	SEC Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards

(ii)

(iii)

(iv)

PART I

FILING FORMAT

          This 10-K Annual Report for the fiscal year ended December 31, 2008 is a combined report being filed by two different registrants: CH Energy Group and Central Hudson. Any references in this 10-K Annual Report to CH Energy Group include all subsidiaries of CH Energy Group, including Central Hudson, except where the context clearly indicates otherwise. CH Energy Group’s subsidiaries are each directly or indirectly wholly owned by CH Energy Group. Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to CH Energy Group and its subsidiaries other than Central Hudson. When this 10-K Annual Report is incorporated by reference into any filing with the SEC made by Central Hudson, the portions of this 10-K Annual Report that relate to CH Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

FORWARD-LOOKING STATEMENTS

          Statements included in this Annual Report on Form 10-K and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions. Forward-looking statements including, without limitation, those relating to CH Energy Group’s and Central Hudson’s future business prospects, revenues, proceeds, working capital, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements. Those factors include, but are not limited to: deviations from normal seasonal weather and storm activity; fuel prices; plant capacity factors; energy supply and demand; potential future acquisitions; legislative, regulatory, and competitive developments; interest rates; access to capital; market risks; corn and ethanol prices; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism. CH Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

          Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 1 -	BUSINESS

CORPORATE STRUCTURE

          CH Energy Group is the holding company parent corporation of two principal, wholly owned subsidiaries, Central Hudson and CHEC. Central Hudson, the regulated electric and natural gas subsidiary, has one wholly owned subsidiary, Phoenix Development Company, Inc. CHEC, the parent company of CH Energy Group’s unregulated businesses and investments, has two wholly owned subsidiaries, Griffith and CH-Auburn.

          For a discussion of CH Energy Group’s and its subsidiaries’ capital structure and financing program, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the subcaptions “Capital Structure” and “Financing Program” under the caption “Capital Resources and Liquidity.” For a discussion of short-term borrowing, capitalization, and long-term debt, see Note 7 – “Short-Term Borrowing Arrangements,” Note 8 – “Capitalization – Common and Preferred Stock,” and Note 9 – “Capitalization – Long-Term Debt,” respectively, to the financial statements contained in Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report (each Note being hereinafter called a “Note”). For information concerning revenues, certain expenses, earnings per share, and information regarding assets for Central Hudson’s regulated electric and regulated natural gas segments and for Griffith, see Note 13 – “Segments and Related Information.”

HOLDING COMPANY REGULATION

          CH Energy Group is generally exempt from regulation under Public Utility Holding Company Act of 2005 (“PUHCA 2005”) under its intrastate exemption provisions, except for the requirement to obtain prior SEC approvals for certain direct or indirect acquisitions of the securities of any electric or gas utility company. CH Energy Group is a “holding company” under PUHCA 2005 because of its ownership interests in Central Hudson and CHEC and CH Energy Group’s indirect ownership interests in Lyonsdale and JB Wind. CH Energy Group, however, is exempt from regulation as a holding company under PUHCA 2005, because it derives substantially all of its public utility company revenues from business conducted within a single state, the State of New York. CH Energy Group will retain this exemption until such time as it derives more than 13% of its public utility revenues from businesses conducted outside of the State of New York. Under FERC’s regulations implementing PUHCA 2005, revenues received from Lyonsdale and JB Wind are excluded from this determination because these entities are either a “qualifying facility” under the Public Utility Regulatory Policies Act of 1978, as amended, or an “exempt wholesale generator” under PUHCA 2005. Griffith’s qualified gross sales of propane exceeded an average annual amount of $5 million calculated on a rolling basis over the preceding three calendar years and, as such, is now included in the analysis of utility revenues. However, Griffith’s propane revenues represent approximately 1% of CH Energy Group’s public utility revenues and therefore do not cause CH Energy Group to derive more than 13% of its public utility revenues from outside of New York State. At the present time, CH Energy Group cannot predict whether and when its circumstances may change such that it no longer qualifies for exemption from PUHCA 2005 or whether regulation under PUHCA 2005 would have a material impact on its financial condition.

SUBSIDIARIES OF CH ENERGY GROUP

CENTRAL HUDSON

          Central Hudson is a New York State natural gas and electric corporation formed in 1926. Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas at retail in portions of New York State. Central Hudson also generates a small portion of its electricity requirements. Central Hudson sold its interests in its Roseton Electric Generating Plant, Danskammer Point Steam Electric Generating Station, and Unit No. 2 of the Nine Mile Point Nuclear Generating Station in 2001, pursuant to a PSC order.

          Central Hudson serves a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west of the Hudson River. The southern end of the territory is about 25 miles north of New York City and the northern end is about 10 miles south of the City of Albany. The territory, comprising approximately 2,600 square miles, has a population estimated at 690,000. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories. The number of Central Hudson employees at December 31, 2008 was 825.

          Central Hudson’s territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

          Seasonality

          Central Hudson’s delivery revenues vary seasonally in response to weather. Sales of electricity are usually highest during the summer months, primarily due to the use of air-conditioning and other cooling equipment. Sales of natural gas are highest during the winter months, primarily due to space heating usage.

          Competition

          Central Hudson is a regulated utility with a legal obligation to deliver electricity and natural gas within its PSC-approved franchise territory. Central Hudson has no direct competitors in its electricity distribution business; indirect competitors may include distributed generation systems, including net metered systems, which could bypass the electric delivery system. To date, the primary source of penetration is solar power, which is currently capped for residential net metering at 10 MW. Central Hudson is authorized by the PSC to defer lost revenues attributable to Photovoltaic net metering through June 30, 2009 under an order issued in Case 07-E-0437 on October 19, 2007. Central Hudson’s natural gas business competes with other fuels, especially fuel oil and propane.

          The competitive marketplace continues to develop for electric and natural gas supply markets, and Central Hudson’s electric and natural gas customers may purchase energy and related services from other providers.

          Regulation

          Central Hudson is subject to regulation by the PSC regarding, among other things, services rendered (including the rates charged), major transmission facility siting, accounting treatment of certain items, and issuance of securities. For certain restrictions imposed by the Settlement Agreement, see Note 2 – “Regulatory Matters”.

          Certain activities of Central Hudson, including accounting and the acquisition and disposition of property, are subject to regulation by the FERC under the Federal Power Act.

          Central Hudson is not subject to the provisions of the Natural Gas Act. Central Hudson’s hydroelectric facilities are not required to be licensed under the Federal Power Act.

          Rates

          General: The electric and natural gas rates charged by Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC. Costs of service, both for electric and gas delivery service and for electric and gas supply costs are received from customers through PSC approved tarifs, subject to a standard of prudency. Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by the FERC.

          Central Hudson’s retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers. Retail rates for delivery and supply were separated to allow customers to see the costs associated with their commodity supply in order to facilitate retail competition. During 2008, the average price of electricity for full service customers was 14.88 cents per kWh as compared to an average of 11.86 cents per kWh for 2007. The average delivery price for 2008 was 3.25 cents per kWh and 3.26 cents per kWh for 2007.

          Central Hudson’s retail natural gas rate structure consists of various service classifications covering transport, retail access service, and full service (which includes natural gas supply) for residential, commercial, and industrial customers. During 2008, the average price of natural gas for full service customers was $16.78 per Mcf as compared to an average of $15.00 per Mcf for 2007. The average delivery price for natural gas in 2008 was $4.60 per Mcf and $4.19 per Mcf for 2007. The increase in delivery price was due to the implementation of new rates as part of the 2006 Rate Order.

          For further information regarding the terms of the 2006 Rate Order which Central Hudson currently operates under, see Note 2 – “Regulatory Matters” under the caption “2006 Rate Order”.

          Rate Proceedings - Electric and Natural Gas: For information regarding Central Hudson’s most recent electric and natural gas rate proceeding filed with the PSC in July 2008, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Regulatory Matters.

          Cost Adjustment Clauses: For information regarding Central Hudson’s electric and natural gas cost adjustment clauses, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Rates, Revenues and Cost Adjustment Clauses.”

          Capital Expenditures and Financing

          For estimates of future capital expenditures for Central Hudson, see the subcaption “Anticipated Sources and Uses of Cash” in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Capital Resources and Liquidity.”

          Central Hudson’s Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, Preferred Stock or unsecured short-term debt.

          Central Hudson has in place certain credit facilities with financial covenants that limit the amount of indebtedness Central Hudson may incur. Additionally, Central Hudson’s ability to issue debt securities is limited by authority granted by the PSC. Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the subcaption “Financing Program” in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Capital Resources and Liquidity.”

          Purchased Power and Generation Costs

          For the year ended December 31, 2008, the sources and related costs of purchased electricity and electric generation for Central Hudson were as follows:

Sources of Energy	Aggregate Percentage of Energy Requirements	Costs in 2008 ($000)

Purchased Electricity	98.0%	$378,357
Hydroelectric and Other	2.0%	69

	100.0%

Deferred Electricity Cost		(12,599)

Total		$365,827

          Research and Development

          Central Hudson is engaged in the conduct and support of R&D activities, which are focused on the improvement of existing energy technologies and the development of new technologies, including renewable energy sources, for the delivery and use of energy. Central Hudson’s R&D expenditures were $3.9 million in 2008, $3.5 million in 2007, and $3.2 million in 2006. These expenditures were for internal research programs and for contributions to research administered by NYSERDA, the Electric Power Research Institute, and other industry organizations. Recovery of expenditures for R&D is provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service. In addition, any differences between R&D expense and the rate allowances covering these costs are deferred, pursuant to PSC authorization, for future recovery from or return to customers.

          Other Central Hudson Matters

          Labor Relations: Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its 523 unionized employees, representing construction and maintenance employees, customer service representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions). This agreement became effective on May 1, 2008, and remains effective through April 30, 2011. It provides for an average annual general wage increase of 3.83% and changes to fringe benefits.

          Subsidiary of Central Hudson – Phoenix Development Company, Inc.: Phoenix Development Company, Inc., a New York corporation, is a wholly owned subsidiary of Central Hudson. Phoenix was incorporated in 1950 to hold or lease real property for future use by Central Hudson and to participate in energy-related ventures. Currently, Phoenix’s assets are not significant.

CHEC AND ITS SUBSIDIARIES AND INVESTMENTS

          CHEC, a New York corporation, is a wholly owned subsidiary of CH Energy Group. CHEC and its subsidiaries have been engaged in the business of marketing petroleum products and related services to retail and wholesale customers and providing service and maintenance of energy conservation measures and generation systems for private businesses, institutions, and government entities. CHEC has also participated in cogeneration, wind generation, biomass energy projects, and alternate fuel and energy production projects in Connecticut, New Jersey, New Hampshire, New York, and Pennsylvania, and a fuel ethanol production plant in Nebraska. For further discussion of certain of these energy-related projects, see Note 5 – “Acquisitions and Investments.”

          CHEC’s subsidiaries and investments are shown below. Ownership interests are 100% unless otherwise noted.

          Griffith, a New York Corporation, is an energy services company engaged in fuel distribution, including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, Rhode Island, Washington, D.C., Connecticut, Massachusetts, New Jersey and New York.

          Since being acquired by CHEC in November 2000, Griffith has acquired the assets of 44 regional fuel oil, propane, and related services companies.

          The number of Griffith employees at December 31, 2008 was 715.

          CH-Auburn, a New York limited liability company, plans to construct and operate a 3-megawatt electric generating plant that will burn gas derived from wastewater sludge and a landfill to supply a portion of the energy needs of the City of Auburn, NY with renewable energy.

          Seasonality

          A substantial portion of CHEC’s revenues vary seasonally, as Griffith fuel deliveries are directly related to use for space heating and are highest during the winter months.

          Competition

          CHEC and Griffith participate in competitive industries that are subject to different risks than those found in the businesses of the regulated utility, Central Hudson. As an unregulated competitor in the fuel distribution business, Griffith faces competition from other fuel distribution companies and from companies supplying other fuels for heating, such as natural gas and propane. For a discussion of Griffith’s operating revenues and operating income, see the caption “Results of Operations” in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report.

ENVIRONMENTAL QUALITY REGULATION

          Central Hudson, Griffith, CH-Auburn and Lyonsdale are subject to regulation by federal, state, and local authorities with respect to the environmental effects of their operations. Environmental matters may expose Central Hudson, Griffith, CH-Auburn and/or Lyonsdale to potential liability, which, in certain instances, may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred.

          Central Hudson, Griffith, CH-Auburn and Lyonsdale each monitor their activities in order to determine their impact on the environment and to comply with applicable environmental laws and regulations.

          The principal environmental areas relevant to these companies (air, water, toxic substances and industrial and hazardous wastes, other) are described below. Unless otherwise noted, all required permits and certifications have been obtained by the applicable company. Management believes that each company was in material compliance with these permits and certifications during 2008.

          Air Quality: The Clean Air Act Amendments of 1990 address attainment and maintenance of national air quality standards, including control of particulate emissions from fossil-fueled electric generating plants and emissions that affect “acid rain” and ozone. The impacted facilities are listed below. See Note 12 – “Commitments and Contingencies” under the caption “Environmental Matters” regarding the investigation by the EPA into the compliance of a former major Central Hudson generating asset.

          Central Hudson

▪	The South Cairo and Coxsackie, NY electric generating facilities have Air State Facility permits regulating their combustion turbines’ Nitrogen Oxide emissions.

Lyonsdale

▪	The Lyonsdale electric generating plant has a Title V Permit regulating certain gas emissions including Carbon Monoxide and Nitrogen Oxide.

CH-Auburn

▪	CH-Auburn has applied for a Title V air permit and is in the process of modifying the application to conform with requested changes from the New York State DEC.

Water Quality: The Clean Water Act addresses the discharge of pollutants into waterways and ground water.

State Pollution Discharge Elimination System Permits – The following locations have permits regulating pollutant discharges:

Central Hudson

▪	Eltings Corners, NY maintenance and warehouse facility

▪	Rifton, NY Training and Recreation Center

▪	Kingston, NY District Office

Griffith

▪	Bulk storage plants in Frederick, Westminster and Edgewater, MD

▪	The customer service office in Cheverly, MD

Lyonsdale

▪	Lyonsdale electric generating plant

Other Permits and Certifications – Griffith and Lyonsdale have additional permits and certifications regulating their water usage and pollutant discharges.

Griffith has General Storm Water Discharge Permits issued by various states for bulk storage plants in Charlestown and Martinsburg, WV, and Winsted, CT.

Lyonsdale has a Great Lakes Water Withdrawal Certificate allowing water withdrawal from the Moose River.

Other Requirements – Central Hudson is subject to drinking water monitoring and reporting requirements at the following facilities:

▪	Eltings Corners, NY maintenance and warehouse facility

▪	Rifton, NY Training and Recreation Center

          Toxic Substances and Industrial and Hazardous Wastes: Central Hudson, Griffith, CH-Auburn and Lyonsdale are subject to federal, state and local laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes. Currently, there are no permit or certification requirements for Griffith, CH-Auburn or Lyonsdale. The Central Hudson permitted facilities and equipment are noted below. See Note 12 – “Commitments and Contingencies” under the caption “Environmental Matters” for additional discussion regarding, among other things, Central Hudson’s former MGP facilities, Little Britain Road, and Newburgh Consolidated Iron Works.

Central Hudson

▪	NYS Part 373 Permit Hazardous Waste Storage Facility at Eltings Corners

▪	Waste Transportation Permits for certain vehicles

▪	Petroleum Bulk Storage Certificates for the South Cairo and Coxsackie combustion turbines and Catskill, Poughkeepsie, Fishkill, Newburgh, Kingston, Eltings Corners and Standfordville facilities

          Other Permits – Lyonsdale also has permits for the use of wood as fuel and the use of ash as fertilizer.

          Environmental Expenditures – 2008 actual and 2009 estimated expenditures attributable in whole or in substantial part to environmental considerations are detailed in the table below:

Central Hudson	Griffith	CH-Auburn	Lyonsdale

2008 – $4.9 million	2008 – $0.2 million	2008 – not material	2008 – not material
2009 – $6.1 million	2009 – $0.2 million	2009 – not material	2009 – not material

          Central Hudson, Griffith, CH-Auburn and Lyonsdale are also subject to regulation with respect to other environmental matters, such as noise levels, protection of vegetation and wildlife, and limitations on land use, and are in compliance with regulations in these areas.

          Regarding environmental matters, except as described in Note 12 – “Commitments and Contingencies” under the caption “Environmental Matters,” neither CH Energy Group, Central Hudson, Griffith, CH-Auburn, nor Lyonsdale are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

AVAILABLE INFORMATION

          CH Energy Group files annual, quarterly, and current reports, proxy statements, and other information with the SEC. Central Hudson files annual, quarterly, and current reports and other information with the SEC. The public may read and copy any of the documents each company files at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC’s Internet website at www.sec.gov.

          CH Energy Group makes available free of charge on or through its Internet website at www.CHEnergyGroup.com its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Central Hudson’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are also available on this site. CH Energy Group’s governance guidelines, Code of Business Conduct and Ethics, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on CH Energy Group’s Internet website at www.CHEnergyGroup.com. The governance guidelines, the Code of Business Conduct and Ethics, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4839.

Executive Officers of CH Energy Group

          All executive officers of CH Energy Group are elected or appointed annually by its Board of Directors. There are no family relationships among any of the executive officers of CH Energy Group or its subsidiaries. The names of the current executive officers of CH Energy Group, their positions held and business experience during the past five years, and ages (at December 31, 2008) are as follows:

Date Commenced

Executive Officers	Age	Current and Prior Positions	CH Energy Group	Central Hudson	CHEC

Steven V. Lant	51	Chairman of the Board	April 2004	May 2004	May 2004
		Chief Executive Officer	July 2003	July 2003	July 2003
		President	July 2003		July 2003
		Director	February 2002	December 1999	December 1999

Carl E. Meyer	61	President Director Chief Operating Officer		December 1999
		Executive Vice President	November 1999

Joseph J. DeVirgilio, Jr.	57	Director		March 2005	April 2003
		Executive Vice President – Corporate Services and Administration	January 2005	January 2005
		Executive Vice President			January 2003
		Senior Vice President	October 2002		October 2002
		Senior Vice President – Corporate Services and Administration		November 1998

Christopher M. Capone	46	Executive Vice President	December 2006
		Director		March 2005
		Chief Financial Officer	September 2003	September 2003	September 2003
		Treasurer	April 2003	June 2001	April 2003

Denise D. VanBuren	47	Vice President – Public Affairs and Energy Efficiency	August 2007	August 2007
		Vice President – Corporate	November 2000	November 2000
Communications and Community Relations

			Date Commenced

Executive Officers	Age	Current and Prior Positions	CH Energy Group	Central Hudson	CHEC

Charles A. Freni, Jr.	49	Senior Vice President – Customer Services		January 2005
		Vice President – Customer Services		February 2004
		Vice President – Engineering and Environmental Affairs		November 2000

W. Randolph Groft	47	Executive Vice President			January 2003
		Director			January 2003

Kimberly J. Wright	41	Vice President – Accounting and Controller	May 2008
		Controller		October 2006

ITEM 1A -	RISK FACTORS

Storms and Other Events Beyond Central Hudson’s and Griffith’s Control May Interfere With Their Operations

Description and Sources of Risk: In order to conduct their businesses, (1) Central Hudson must have access to natural gas and electric supplies and be able to utilize its electric and natural gas infrastructure, and (2) Griffith needs access to petroleum supplies from storage facilities in its service territories. Central Hudson has designed its electric and natural gas and pipeline systems to serve customers under various contingencies in accordance with good utility practice.

However, any one or more of the following could impact either or both of the companies’ ability to access supplies and/or utilize critical facilities:

o	Storms, natural disasters, wars, terrorist acts, failure of major equipment and other catastrophic events occurring both within and outside Central Hudson’s and Griffith’s service territories.

o	Unfavorable developments in the world oil markets could impact Griffith.

o	Third-party facility owner or supplier financial distress.

o	Unfavorable governmental actions or judicial orders.

o	Bulk power system and gas transmission pipeline system capacity constraints could impact Central Hudson.

Potential Impacts: The companies could experience service disruptions leading to lower earnings and/or reduced cash flows if the situation is not resolved in a timely manner or the financial impacts of restoration are not alleviated through insurance policies, regulated rate recovery for Central Hudson or higher sales prices for Griffith.

Unusual Temperatures in Central Hudson and Griffith’s Service Territories Could Adversely Impact Earnings

Description and Sources of Risk: Central Hudson’s service territory is the Mid-Hudson Valley region of New York State. Griffith serves the Mid-Atlantic region and northeastern United States. These areas experience seasonal fluctuations in temperature. A considerable portion of Central Hudson’s and Griffith’s earnings is derived directly or indirectly from the weather-sensitive end uses of space heating and air conditioning. As a result, sales volumes fluctuate and vary from normal expected levels based on variations in weather from historically normal seasonal levels. Such variations could significantly reduce sales volumes.

Potential Impacts: The companies could experience lower delivery volumes in periods of mild weather, leading to lower earnings and reduced cash flows.

Central Hudson’s Rates Limit its Ability to Recover Increased Costs from its Customers; If Central Hudson’s Sales Are Below Levels Reflected in its Rates or Its Rates Are Modified by State Regulatory Authorities, Central Hudson’s Earnings and Cash Flows May Be Lower Than Expected

Description and Sources of Risk: Central Hudson’s retail rates are regulated by the PSC. Rates generally may not be changed during their respective terms. Therefore, rates cannot be modified for lower sales volumes and/or higher expenses than those assumed in the current rates, absent circumstances such as an increase in expenses that meet the PSC’s threshold requirements for filing for approval of deferral accounting.

The following could unfavorably impact Central Hudson’s financial results:

o

Lower sales than forecasted in the current rate agreement. Lower sales can occur, for example, as a result of changes in usage patterns driven by customer responses to product prices, customer use of distributed generation, economic conditions, energy efficiency programs, or due to the loss of major customers or addition of fewer new customers than the levels reflected in the current rates.

o

Higher expenses, including carrying costs on capital invested, than reflected in current rates. Higher expenses could result from, among other things, storm restoration expense, or other expense components such as labor, health care benefits or higher levels of uncollectible receivables from customers.

o

Higher electric and natural gas capital project costs resulting from escalation of material and equipment prices, as well as potential delays in the siting and legislative and/or regulatory approval requirements associated with these projects.

o	A determination by the PSC that the cost to place a project in service is above a level which is deemed prudent.

o	Penalties imposed by the PSC for the failure to achieve performance metrics established in rate proceedings.

Potential Impacts: Central Hudson could have lower earnings and/or reduced cash flows if cost management and/or regulatory relief are not sufficient to alleviate the impact of such lower sales and/or higher costs.

Additional Information: See Note 2 – “Regulatory Matters” of this 10-K Annual Report.

Central Hudson Is Subject to Risks Relating to Asbestos Litigation and Manufactured Gas Plant Facilities

Description and Sources of Risk: Litigation has been commenced by third parties against Central Hudson arising from the use of asbestos at certain of its previously owned electric generating stations, and Central Hudson is involved in a number of matters arising from contamination at former MGP sites.

Potential Impacts: To the extent not covered by insurance or recovered through rates, court decisions and settlements resulting from this litigation could reduce earnings and cash flows.

Additional Information: See Note 12 – “Commitments and Contingencies” and in particular the subcaptions in Note 12 regarding “Asbestos Litigation” and “Former Manufactured Gas Plant Facilities” under the caption “Environmental Matters.”

Griffith’s Ability to Attract New Customers, Retain Existing Customers, Maintain Sales Volumes, and Maintain Margins

Description and Sources of Risk: Griffith’s management believes that lower sales can occur for various reasons, including the following:

•	Changes in customers’ usage patterns driven by customer responses to product prices,

•	Economic conditions,

•	Energy efficiency programs, and/or

•	The loss of major customers, the loss of a large number of customers, or the addition of fewer new customers than expected.

Griffith’s management also believes that unfavorable activity in the domestic and/or foreign markets resulting in significant volatility in wholesale oil prices could negatively impact margins and/or cause current and/or prospective full service customers to decide to purchase fuel from discount distributors.

Potential Impacts: Any one or more of the following could result from these events:

o

An adverse impact on Griffith’s ability to attract new full service residential customers and, to a lesser extent, retain existing full service residential customers resulting in lower earnings and reduced cash flows.

o	Further sales volume reductions, and/or compressed margins resulting in lower earnings and reduced cash flows.

These events could materially reduce profitability and cash flow which could, in turn, lead to an impairment of Griffith’s goodwill.

Additionally, if customer attrition were to accelerate significantly, the value of Griffith’s customer relationships could be impaired or subject to faster amortization.

The Profitability of CHEC’s Investments in Ethanol Projects May Be Adversely Impacted by Commodity Price Changes or the Lack of Capital Available to Project Developers to Complete New Projects

Description and Sources of Risk: CHEC’s management believes that increases in wholesale corn prices and/or natural gas prices and/or decreases in ethanol prices and/or distillers grains are caused by a variety of factors, including, but not limited to the following:

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

o	Volatility in domestic and/or foreign markets.

Potential Impacts: Prolonged periods of high corn and/or natural gas prices and/or depressed ethanol and/or distillers grain prices could result in reduced net margins and have a material adverse impact on the earnings of Cornhusker Holdings that could, in turn, lead to an impairment of CHEC’s investment in the company.

Additionally, the adverse conditions described above could reduce cash flows of Cornhusker Holdings which, in turn, could lead to loan defaults. CHEC holds subordinated notes totaling $9.5 million, including interest, and has an equity investment of $3.0 million in Cornhusker as of December 31, 2008. CHEC also has an outstanding loan to Buckeye Biopower, LLC in the amount of $1.2 million for the development of a 110 million gallon per year corn ethanol plant. The above market forces could lead to a loan default. Loan defaults could adversely impact CHEC’s level of investments, cash flows or future earnings.

ITEM 1B -	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 -	PROPERTIES

          CH Energy Group has no significant properties other than those of Central Hudson and CHEC.

CENTRAL HUDSON

          Electric: Central Hudson owns hydroelectric and gas turbine generating facilities as described below.

Type of Electric Generating Plant	Year Placed in Service/Rehabilitated	MW* Net Capability

Hydroelectric (3 stations)	1920-1986	23.0
Gas turbine (2 stations)	1969-1970	46.0

Total		69.0

*	Reflects maximum one-hour net capability (winter rating as of December 31, 2008) of Central Hudson’s electric generating plants and therefore does not include firm purchases or sales.

          Central Hudson owns substations having an aggregate transformer capacity of 5.3 million kilovolt amps. Central Hudson’s electric transmission system consists of 629 pole miles of line. The electric distribution system consists of 8,078 pole miles of overhead lines and 1,371 trench miles of underground lines, as well as customer service lines and meters.

          Electric Load and Capacity: Central Hudson’s maximum one-hour demand for electricity within its own territory for the year ended December 31, 2008 occurred on June 10, 2008 and amounted to 1,187 MW. Central Hudson’s maximum one-hour demand for electricity within its own territory for that part of the 2008-2009 winter capability period through January 15, 2009, occurred on December 11, 2008 and amounted to 911 MW.

          Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers. For more information, see Note 12 – “Commitments and Contingencies.”

          Natural Gas: Central Hudson’s natural gas system consists of 163 miles of transmission pipelines and 1,163 miles of distribution pipelines, as well as customer service lines and meters. For the year ended December 31, 2008, the total amount of natural gas purchased by Central Hudson from all sources was 11,846,829 Mcf. Central Hudson owns two propane-air mixing facilities for emergency and peak-shaving purposes, one located in Poughkeepsie, New York, and the other in Newburgh, New York. These facilities, in aggregate, are capable of supplying 8,000 Mcf per day with propane storage capability adequate to provide maximum facility output for up to six consecutive days.

          The peak daily demand for natural gas of Central Hudson’s customers for the year ended December 31, 2008, and for that part of the 2008-2009 heating season through January 18, 2009, occurred on January 16, 2009 and amounted to 112,826 Mcf. Central Hudson’s firm peak day natural gas capability in the 2008-2009 heating season was 143,110 Mcf, which excludes approximately 6,000 Mcf of transport customer deliveries.

          Other Central Hudson Matters: Central Hudson’s corporate headquarters is located in Poughkeepsie, New York. Central Hudson’s electric generating plants and important property units are generally held by it in fee simple, except for certain ROW and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights. Certain of the Central Hudson properties are subject to ROW and easements that do not interfere with Central Hudson’s operations. In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed and the remaining interest is owned by various telecommunications companies. In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contracts.

          During the three-year period ended December 31, 2008, Central Hudson made gross property additions of $245.3 million and property retirements and adjustments of $42.1 million, resulting in a net increase (including Construction Work in Progress) in gross utility plant of $203.2 million, or 18%.

CHEC

          As of December 31, 2008, Griffith owned or leased several office, warehouse, and bulk petroleum storage facilities. These facilities are located in Connecticut, Delaware, Maryland, Pennsylvania, Rhode Island, Virginia, and West Virginia. The bulk petroleum storage facilities have capacities from 60,000 gallons up to in excess of 1.2 million gallons. Griffith’s corporate headquarters is located in Columbia, Maryland.

          As of December 31, 2008, CHEC owned a 100% interest in CH-Auburn, a 75% interest in Lyonsdale, a minority interest in Cornhusker Holdings and a 50% ownership interest in CH-Community Wind.

ITEM 3 -	LEGAL PROCEEDINGS

          For information about developments regarding certain legal proceedings, see Note 12 – “Commitments and Contingencies” of this 10-K Annual Report.

Central Hudson:

Former Manufactured Gas Plant Facilities
Little Britain Road
Newburgh Consolidated Iron Works
Asbestos Litigation

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5 -	MARKET FOR CH ENERGY GROUP’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          For information regarding the market for CH Energy Group’s Common Stock and related stockholder matters, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the captions “Capital Resources and Liquidity – Financing Program” and “Common Stock Dividends and Price Ranges” and Note 8 – “Capitalization – Common and Preferred Stock.”

          Under applicable statutes and their respective Certificates of Incorporation, CH Energy Group may pay dividends on shares of its Common Stock and Central Hudson may pay dividends on its Common Stock and its Preferred Stock, in each case only out of surplus.

          The line graph set forth below provides a comparison of CH Energy Group’s cumulative total shareholder return on its Common Stock with the Standard and Poor’s 500 Index (“S&P 500”) and with the Edison Electric Institute Index, (the “EEI Index”) as a Corporation-determined peer comparison, which consists of a combination of natural gas and electric investor-owned utilities. Shareholder return is the sum of the dividends paid and the change in the market price of stock.

	Base Period Dec 2003	INDEXED RETURNS
		Years Ending
Company / Index		Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008

CH Energy Group, Inc.	$100	$107.43	$107.50	$129.21	$114.05	$139.29
S&P 500 Index	$100	$110.88	$116.33	$134.70	$142.10	$89.53
EEI Index	$100	$122.84	$142.56	$172.14	$200.65	$148.68

ITEM 6 -	SELECTED FINANCIAL DATA OF CH ENERGY GROUP AND ITS SUBSIDIARIES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CH ENERGY GROUP)
(In Thousands, except per share data)

	2008	2007	2006	2005	2004

Operating Revenues
Electric	$608,161	$616,839	$503,908	$520,994	$430,575
Natural Gas	189,546	165,449	155,272	155,602	125,230
Competitive business subsidiaries	535,144	414,469	334,253	295,910	235,707

Total	1,332,851	1,196,757	993,433	972,506	791,512

Operating Income	78,706	79,268	77,480	79,025	75,133

Cumulative Preferred Stock dividends of Subsidiary	970	970	970	970	970

Income from continuing operations	35,081	42,636	43,084	44,291	42,423
Net Income	35,081	42,636	43,084	44,291	42,423
Dividends Declared on Common Stock	34,086	34,052	34,046	34,046	34,046

Change in Retained Earnings	995	8,584	9,038	10,245	8,377
Retained Earnings - beginning of year	215,639	207,055	198,017	187,772	179,395

Retained Earnings - end of year	$216,634	$215,639	$207,055	$198,017	$187,772

Common Stock
Average shares outstanding - basic	15,768	15,762	15,762	15,762	15,762
Average shares outstanding - diluted	15,805	15,779	15,779	15,767	15,771
Earnings per share on average shares outstanding - basic	$2.22	$2.70	$2.73	$2.81	$2.69
Earnings per share on average shares outstanding - diluted	$2.22	$2.70	$2.73	$2.81	$2.69
Dividends declared per share	$2.16	$2.16	$2.16	$2.16	$2.16
Book value per share (at year-end)	$33.17	$33.19	$32.54	$31.97	$31.31

Total Assets (at year-end)	$1,730,183	$1,494,748	$1,460,532	$1,384,280	$1,287,807
Long-term Debt (at year-end)**	413,894	403,892	337,889	343,886	319,883
Cumulative Preferred Stock (at year-end)	21,027	21,027	21,027	21,027	21,030
Common Shareholders’ Equity (at year-end)	523,534	523,148	512,862	503,833	493,465

*	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report.

**	Net of current maturities of long-term debt.

For additional information related to the impact of acquisitions and dispositions on the above, this summary should be read in conjunction with Item 7 – “Management Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report and Note 5 – “Acquisitions and Investments “ of Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report.

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA* (CENTRAL HUDSON)
(In Thousands)

	2008	2007	2006	2005	2004

Operating Revenues
Electric	$608,161	$616,839	$503,908	$520,994	$430,575
Natural Gas	189,546	165,449	155,272	155,602	125,230

Total	797,707	782,288	659,180	676,596	555,805

Operating Income	67,344	71,406	70,956	70,791	68,293

Net Income	27,238	33,436	34,871	35,635	38,648

Dividends Declared on Cumulative Preferred Stock	970	970	970	970	970

Income Available for Common Stock	26,268	32,466	33,901	34,665	37,678
Dividends Declared to Parent - CH Energy Group	—	8,500	8,500	17,000	25,500

Change in Retained Earnings	26,268	23,966	25,401	17,665	12,178
Retained Earnings - beginning of year	92,676	68,710	43,309	25,644	13,466

Retained Earnings - end of year	$118,944	$92,676	$68,710	$43,309	$25,644

Total Assets (at year -end)	$1,492,196	$1,252,694	$1,215,823	$1,126,106	$1,029,442
Long-term Debt (at year-end)**	413,894	403,892	337,889	343,886	319,883
Cumulative Preferred Stock (at year-end)	21,027	21,027	21,027	21,027	21,030
Common Shareholder’s Equity (at year-end)	373,274	347,006	323,040	297,639	279,974

*	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report.

**	Net of current maturities of long-term debt.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand CH Energy Group and Central Hudson.

          Please note that the Executive Summary (below) is provided as a supplement to, and should be read together with, the remainder of this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, including the Notes thereto, and the other information included in this 10-K Annual Report.

EXECUTIVE SUMMARY

Business Overview

          CH Energy Group is a holding company with four business units:

Business Segments

(1)	Central Hudson’s regulated electric utility business;

(2)	Central Hudson’s regulated natural gas utility business;

(3)	Griffith’s fuel distribution business; and

Other Businesses and Investments

(4)

CHEC’s investments in renewable energy supply, ethanol production, energy efficiency, an energy sector venture capital fund, and the holding company’s earnings, which consist primarily of inter-company interest income.

          A breakdown by segment of CH Energy Group’s operating revenues of $1,333 million and $1,197 million for the years ended December 31, 2008 and 2007, respectively, is illustrated below.

CH Energy Group 2008 and 2007 Revenue by Segment

*

A portion of the electric and natural gas revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs and therefore have no material impact on net income. A breakout of these components is as follows:

Electric 2008: 28% cost recovery revenues + 18% other revenues = 46%

Electric 2007: 32% cost recovery revenues + 20% other revenues = 52%

Natural gas 2008: 10% cost recovery revenues + 4% other revenues = 14%

Natural gas 2007: 9% cost recovery revenues + 5% other revenues = 14%

          A breakdown by segment of CH Energy Group’s net income of $35 million and $43 million for the years ended December 31, 2008 and 2007, respectively, is illustrated below.

CH Energy Group 2008 and 2007 Net Income by Segment

          A breakdown by segment of CH Energy Group’s total assets of $1,730 million as of December 31, 2008 is illustrated below.

CH Energy Group Assets at December 31, 2008 by Segment

          As the graphs above indicate, CH Energy Group is comprised of 85% electric and natural gas assets which are subject to regulation by the PSC (as discussed in more detail below) and 15% non-regulated assets. The corresponding net income profile is 75% regulated electric and natural gas and 25% non-regulated businesses. The large relative proportion of the regulated utility business is supportive of stability of earnings. CH Energy Group believes that this business profile appeals to the risk appetite and return expectations of its shareholder base.

          CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and share price appreciation over time, which should result from earnings growth over the long-term. CH Energy Group seeks to employ its resources in a manner that supports this objective. The Company regularly considers a range of strategies that include: merger and acquisition opportunities, alternative financial structures, operating efficiency improvements, allocation of capital between business units, entry into new lines of business, and divesting existing lines of business. The mix of strategies or relative emphasis on each strategy evolves over time, based on the circumstances the Company faces and the expected contribution each strategy can make to shareholder value.

          Over the past year, the Company has shifted its targeted business profile more toward investing in the regulated electric and natural gas businesses of Central Hudson. In the second quarter of 2008, acquisitions by Griffith were suspended pending completion of a strategic review that evaluates (1) the appropriate size of Griffith in CH Energy Group’s portfolio, (2) the future attractiveness of Griffith’s product lines, and (3) the markets in which Griffith currently does business. Concurrently, Central Hudson has pursued additional opportunities for investment in its infrastructure, as well as expanded opportunities in electric and gas transmission, renewable energy production and energy efficiency services. Additional investments by CHEC in unregulated businesses are currently being pursued, with a heightened focus on investments with stable and predictable income streams and cash flow. Based on current market conditions, the Company does not expect to invest in new ethanol projects.

          CH Energy Group believes managing risk is another important component of its strategy to deliver value to shareholders, and emphasizes earnings and cash flow stability, creditworthiness, and access to liquidity as fundamentals of long-term success. As we discuss in further detail in the section on Capital Resources and Liquidity, CH Energy Group is carefully evaluating the introduction of long-term debt at the holding company level as a source of capital to meet its financing needs in 2009. Currently, there is no long-term debt outstanding at CHEC or at the CH Energy Group holding company level. With the continued growth of Central Hudson and with success in developing new opportunities at CHEC, it may also be appropriate at some point in the next few years to issue additional shares of common equity as part of the Company’s financing program. While this may be appropriate and desirable, CH Energy Group will also consider selling assets in its portfolio to raise cash and avoid, reduce, or postpone an issuance of additional shares of common stock.

Central Hudson

Business Overview and Source of Earnings

          Central Hudson delivers electricity and natural gas to approximately 300,000 electric customers and 74,000 natural gas customers in a defined service territory in the Mid-Hudson Valley region of New York State.

          The rates Central Hudson charges its customers are set by the PSC. These rates are designed to recover the cost of providing safe and reliable service to Central Hudson’s customers and to provide a fair and reasonable return on the capital invested by shareholders.

          Central Hudson’s earnings are derived primarily from the revenue it generates from delivering energy to its customers. Central Hudson also procures supplies of electricity and natural gas for customers who have not chosen to utilize an independent third party supplier. The PSC has authorized Central Hudson to recover the costs of the electric and gas commodities from customers, without earning a profit on the commodity costs.

Strategic Overview

          Central Hudson’s Management seeks to increase shareholder value through obtaining current recovery of its costs of doing business, increasing its rate base, and obtaining an allowed Return on Equity (“ROE”) that provides a fair and reasonable return for providers of equity capital. Management is committed to providing safe and reliable service, to customer satisfaction, and to promoting positive customer and regulatory relations; Management believes these commitments are important in its efforts to obtain full cost recovery and reasonable returns for shareholders.

Management’s strategies include effectively managing costs, requesting rate increases to align the revenues from customers with the cost of providing service, and investing in its energy delivery infrastructure.

Cost Management

          Central Hudson’s business requires a large skilled labor force. During 2008, total payroll expense constituted 11.6% of its total operating expenses (or 35.6% of its operating expenses, excluding commodity costs). As the largest component of Central Hudson’s non-commodity operating expenses, control over labor-related costs is a critical objective.

          In May 2008, Central Hudson completed labor negotiations with IBEW, Local 320 on a new three-year agreement that continues through April 30, 2011. Central Hudson negotiated changes to benefit programs which are intended to increase employees’ participation in contributing toward future health care cost escalation and reduce the growth in defined benefit plan liabilities going forward. Similar cost controls were also implemented for management employees in 2008. These changes lowered expenses for 2008 and the future.

Rate Relief

          During 2008, Central Hudson experienced significantly lower sales volumes than those anticipated in the Company’s current delivery rates, particularly with respect to natural gas. Management believes this was driven by the overall deterioration of the economy during 2008 and by customers conserving energy in response to the volatility of energy prices. Given the high fixed-cost nature of Central Hudson’s business, Management is limited in its ability to significantly offset the impact of these lower sales volumes through cost reductions. Higher energy costs and the weak economy have also affected our customers’ ability to pay their bills, resulting in higher bad debt expense.

          Central Hudson’s lower sales levels, higher bad debt expense, and declining levels of ROE allowed by the PSC (from 10.6% to 9.6% over 12 years and 3 rate cases) reduced Central Hudson’s earnings in 2008 and 2007. In 2008, Central Hudson’s actual 2008 ROE was 6.6%; significantly lower than both its 2007 ROE of 8.1%, and its 9.6% allowed ROE. This decline occurred despite growth of 0.9% in its customer base and 7.5% in its rate base.

          As a result of the factors driving the lower earnings, Management concluded that filing for a rate increase was necessary for achieving satisfactory improvement in Central Hudson’s earnings and align delivery revenues with the cost of providing service. Central Hudson requested an increase in its electric and natural gas delivery rates in order to align the rates with the lower projected sales volumes and the projected costs of providing electric and gas service to our customers.

          The filing includes a proposal to implement revenue decoupling mechanisms (“RDM”) for electric and gas delivery revenues, which are intended to eliminate the disincentive to provide energy efficiency associated with the current delivery rate structure. An RDM is a fundamental change in the way Central Hudson’s rates are structured because it breaks the link between sales volumes and earnings; it establishes rates based on the revenues necessary to cover the fixed costs to operate and maintain the system and to provide reasonable returns on shareholders’ investments through periodic adjustments (up or down) to delivery rates. The filing also includes a number of energy efficiency programs that are designed to reduce customers’ energy usage and provide additional earnings for shareholders.

          In an effort to reduce the impact of the rate increase on customers, Central Hudson proposed to reduce the rate increase by 60% by using a portion of the liabilities Central Hudson owes its customers as a credit to their electric bills. Management was also able to reduce the amount of the increase it requested as a result of savings from operating efficiencies and the significant reductions in benefit costs discussed above that resulted from Central Hudson’s successful efforts to restructure compensation and benefits to align with the market.

          A summary of the most significant aspects of the requested rate increase are shown in the table below. The table also includes the amounts reflected in Central Hudson’s current rates as well as the recommendations from the PSC Staff.

	Common Equity Ratio	Allowed ROE	Revenue Increase

2006 Rate Order	45-47%	9.6%

Company Request	48%	10.25%	$50.1

PSC Staff Recommendation	45%	9.45%	$23.7

          A PSC Order establishing new rates will not take effect until July 2009. No prediction can be made as to the final outcome of the rate filing. While new rates could contribute to improved earnings for the second half of 2009, economic conditions and a continued shortfall in energy usage per customer relative to the sales levels reflected in its current rates will create a challenging earnings environment for Central Hudson during the first half of 2009.

Rate Base Growth

          Management continually pursues opportunities to increase its rate base to support earnings growth. Management anticipates considerable change in energy policy at both the federal and state levels during 2009. Attempts by government to stimulate the economy by funding or incenting infrastructure investment, as well as efforts to increase energy efficiency and the proportion of electric generation from renewable sources are potential sources of opportunity for Central Hudson.

          Central Hudson is actively engaged in the New York State energy planning process with the goal of achieving political and regulatory support for improving the state’s energy delivery infrastructure. One of Central Hudson’s actions in this regard is its lead role among the New York state transmission owners in planning the enhancement of the state’s bulk transmission system. The current system needs to be modernized and expanded, which will require significant investments for many years.

          Central Hudson is also seeking to increase utility involvement in energy efficiency and renewable electricity production. Specifically, Central Hudson is seeking authorization for regulated utilities to own electric generation facilities powered by renewable resources. Such investments would increase the rate base upon which shareholders earn a return. As discussed in more detail under “Regulatory Matters,” Central Hudson is actively involved in the state’s efforts to increase energy efficiency, and the PSC has recently authorized Central Hudson to implement two of its programs proposed in the energy efficiency proceeding discussed under “Regulatory Matters.” These programs provide the opportunity to earn $1.8 million of pre-tax incentives over the next three years, but also subject Central Hudson to possible penalties for non-performance of approximately the same amount.

          These opportunities, while long term in nature, represent an important avenue for Central Hudson to expand its scale and scope. Central Hudson’s familiarity with its customers’ energy needs and behaviors, along with its long-established experience at building, owning, and operating electric generation plants uniquely positions it to add value for shareholders and customers through proactive participation in these areas.

Access to Capital

          The capital intensive nature of Central Hudson’s business and its obligation to serve all customers in its franchise area require continuous access to capital on reasonable terms. Central Hudson has historically maintained a strong capital structure and access to capital through committed and uncommitted lines of credit. During 2008, Central Hudson was able to access both its $125 million committed credit and its uncommitted credit lines at reasonable interest rates, despite the difficult market conditions prevalent during 2008. Access to capital remains a vital component of Central Hudson’s long-term strategy to invest in its energy delivery infrastructure and achieve rate base growth. Central Hudson’s strategy is intended to serve customer needs and provide opportunities for increasing earnings for shareholders.

Griffith

Business Overview and Source of Earnings

          Griffith provides petroleum products and services to approximately 111,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and West Virginia. Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment.

          Below is a breakdown of Griffith’s gross profit of $94 million and $78 million by petroleum product and by service and installations for the years ended December 31, 2008 and 2007, respectively.

Griffith 2008 and 2007 Gross Profit by Product & Service Line

Strategic Overview

          Griffith’s Management seeks to increase shareholder value primarily through increased earnings as a result of continued improvements in operations and by providing its free cash flow to CH Energy Group. Management’s strategies to achieve these goals include effectively managing costs and expanding margins.

Earnings and Cash Flow

2008 Results

          Griffith experienced a challenging year in 2008 but was able to achieve an increase in earnings of 30%, contributing $0.26 to CH Energy Group’s earnings, despite difficult circumstances. During the first three quarters of the year, rapidly rising wholesale prices drove customer conservation beyond what was anticipated, and contributed to higher costs associated with customers not being able to pay their bills. During the fourth quarter, rapidly falling wholesale prices allowed for a recovery in margins, which combined with significant cost reductions, resulted in improved profitability by year end.

          Griffith’s acquisition program contributed favorably to 2007 earnings and increased Griffith’s customer base. Management suspended this strategy in 2008 in response to the unprecedented oil market volatility, as well as the impact of the economy on both customers’ use and their ability to pay.

          In 2008, Griffith successfully reduced its exposure to fixed and capped price marketing programs to reduce the negative impact on margins due to higher hedging costs. To achieve this, Griffith restructured its pricing programs to encourage customers to select variable pricing instead of fixed price contracts. This provided Griffith with more flexibility to adjust to changes in market prices, reducing its total hedging costs.

          Griffith’s Management also identified significant cost reductions and implemented operational efficiencies, which increased margins and reduced the company’s cost structure.

Looking Forward

          Management believes that, at the appropriate size relative to CH Energy Group’s portfolio, Griffith’s strong brand name, effective cost management practices, and reputation for high quality, dependable service, position it well for future contributions to CH Energy Group’s earnings and cash flows.

          Management is reviewing the appropriate size of Griffith in CH Energy Group’s portfolio in light of recent energy price volatility and changes in customer behavior and evaluating each of its products and markets to determine those that Management believes will support the overall shareholder objectives.

Other Businesses and Investments

Business Overview and Source of Earnings

          In addition to Griffith, CHEC derives earnings through investments in renewable energy supply, ethanol production, energy efficiency, and an energy sector venture capital fund. This business unit also includes the holding company’s earnings which consist primarily of inter-company interest income.

Strategic Overview

          CHEC’s investment objectives are to increase earnings and cash flow with a heightened focus on investments with stable and predictable income streams and cash flows. From a portfolio perspective, Management seeks to limit earnings and cash flow volatility through diversification of its investments. The renewable energy markets provide opportunities that fit well with the Company’s objectives. A summary of CHEC’s current investments is provided below.

Managing Current Investments

          During 2008, CHEC’s investments contributed $0.15 to CH Energy Group’s earnings per share and provided cash flow of $2.4 million before any dividend payments made to CH Energy Group.

Biomass and Wind

          During 2008, CHEC’s biomass and wind projects performed well, improving their operating efficiency, as well as their earnings and cash flow contributions. CHEC continues to seek new biomass investments that will generate cash flow.

Ethanol

          CHEC’s ethanol projects were challenged by unprecedented high corn prices in 2008; never-the-less, corn prices fell significantly in the later part of the year. Consequently, Cornhusker contributed positively to earnings in 2008, but at a lower level than in 2007.

          Increased demand for ethanol under the Energy Independence and Security Act of 2007 is expected to lead to improved margins in 2009. Cornhusker has an increased opportunity to benefit from this higher demand with the expansion of its plant capacity. This expansion is expected to be completed in the second quarter of 2009 and is projected to provide additional gallons of capacity at a competitive cost per gallon.

          Regarding CHEC’s investment in Buckeye, Management is optimistic that higher demand for ethanol and a recovery of the credit markets in 2009 will enable the developers to obtain financing for the project. For further information regarding this project see “Other Matters.”

          Despite the expected increase in margins, the ethanol industry remains volatile, and CHEC is not planning to become involved in additional ethanol projects going forward, unless volatility can be limited.

Landfill Gas

          The high prices of raw materials during 2008 provided challenges to CHEC’s investment in the Auburn project. Management is negotiating to restructure CH-Auburn’s agreements with the City of Auburn to allow for construction of the first phase of the project, but the second phase has been postponed until better project economics can be anticipated. For further information regarding this project see “Other Matters.”

          CHEC continues to seek landfill gas projects similar to the Auburn project that can provide stable and predictable income streams and cash flow.

Other Investments

          While CHEC’s other investments in a venture capital fund and other small partnerships performed better than expected in 2008, they are not expected to play a significant role in CH Energy Group’s strategy going forward.

Selecting New Investments

          CHEC’s business development efforts were challenged in 2008 by tightening credit markets and the resulting postponements of projects by their developers. CHEC’s efforts were also challenged by competition from other investors for the limited number of projects that were able to move forward. While the number of new projects has been curtailed, CHEC’s access to capital provides a competitive advantage over other investors with lower creditworthiness and appears to have resulted in an increasing level of “deal flow” opportunities for CHEC to review. Management expects this increased level will provide better opportunities for closing on new investments in 2009.

2008 In Review

          Annual earnings for CH Energy Group totaled $2.22 per share in 2008, versus the $2.70 per share posted during 2007.

          The year 2008 was the most difficult in many years for CH Energy Group. But due to its outstanding financial position and excellent liquidity, CH Energy Group was able to access credit markets to weather the storm thanks to Central Hudson’s solid ‘A’ credit rating and committed credit facilities. Though it was a challenging year, Management believes that it responded well to difficult circumstances and protected the best interests of shareholders and customers.

          The worsening economy, which has reduced sales and increased arrears at Central Hudson and Griffith, has impacted CH Energy Group in several respects.

          Sales volumes within Central Hudson are well below those projected in the 2006 Rate Order which began on July 1, 2006. Management believes continued customer conservation and a deteriorating economy are the underlying causes behind the shortfall. Additionally, higher write-offs and reserves for uncollectible accounts reduced earnings by $0.17 per share in 2008.

          Recognizing that significant steps have already been taken to reduce expenses and increase productivity, Management has determined that a delivery rate increase is necessary to ensure Central Hudson can fulfill its obligation to serve. The decision in Central Hudson’s current rate increase request is due in June, with new rates to take effect July 1, 2009.

          Management is particularly encouraged by an increase in the 2008 earnings contribution of Griffith, which rose by 30 percent from that of 2007.

Central Hudson’s Electric and Natural Gas Businesses

          Central Hudson’s contribution to annual earnings per share was $1.67, which was $0.39 lower than that of 2007. As a result of the shortfall in sales, the delivery rate increases that were approved in 2006 and took effect in 2008 did not generate sufficient revenue to meet the higher operating costs that those rates had been designed to cover. In particular, those expenditures included higher tree trimming (reducing earnings per share by $0.08) and depreciation ($0.09). In addition, Central Hudson experienced significantly higher costs associated with customers being unable to pay their bills as a result of the weak economy ($0.17), as well as higher costs associated with restoring electric service following storms ($0.13).

Griffith

          Griffith contributed $0.26 to earnings per share in 2008, up from $0.20 in 2007, due largely to higher margins. Favorable margins in the latter part of the year offset margin compression that had reduced profits during the first three quarters of 2008, as well as the weak economy. High oil prices and the weakening economy led to price-induced conservation (reducing earnings per share by $0.16), as well as significantly higher costs from uncollectible accounts ($0.12).

Other Businesses

          CH Energy Group (the holding company) and CHEC’s partnerships and other investments contributed $0.29 toward corporate earnings per share in 2008, down $0.15 from 2007 results. The earnings from CHEC’s ethanol investment were lower due to reduced margins, however, the ethanol plant investment, two wind energy installations and an upstate New York biomass plant continued to add positively to earnings as part of a diversified portfolio of investments within the energy industry.

REGULATORY MATTERS

Description of Proceeding: Electric and Natural Gas Rate Increase

(Cases 08-E-0887 and 08-G-0888 - Proceeding on Motion of the PSC as to the Rates, Charges, Rules and Regulations of Central Hudson Gas & Electric Corporation for Electric and Gas Service)

          Background: On July 31, 2008, Central Hudson filed an electric and natural gas rate case with the PSC to increase, effective July 1, 2009, electric and natural gas delivery rates which have been in effect since July 1, 2008, the final term of a three-year rate plan that took effect on July 1, 2006.

          A summary of the most significant components of the filing include:

•	Increases of $35.4 million and $14.7 million of electric and natural gas delivery rates, respectively

•	Common equity ratio of 48% (the current Rate Order permits a common equity ratio of 45% - 47%)

•	Base return on equity (“ROE”) of 10.25% (the current Rate order permits an allowed base ROE of 9.6%)

•	As required by the PSC, the filing included electric and natural gas RDM proposals.

          The filing was made in order to align electric and natural gas delivery rates with the projected costs of providing electric and gas service to customers. Factors contributing to the need for an increase in rates include the following:

•	Gas and electric sales that are lower than the levels on which current rates are based

•	Inflationary pressures

•	Regulatory mandates

•	The on-going need for electric and natural gas system infrastructure improvements

          The filing also seeks to recover projected expenditures associated with the following:

•	Distribution line tree trimming and enhanced electric transmission right of way management practices

•	MGP site remediation

•	Stray voltage testing of Central Hudson owned and municipally owned electric facilities

•	Gas infrastructure improvements

          These cost increases are partially offset by productivity gains and significant reductions in benefit costs as a result of Central Hudson’s successful efforts to restructure compensation and benefits (including modifications to the pension and OPEB plans) to align with the market. In the filing, Central Hudson proposed to pass back to electric customers a net regulatory liability estimated at about $21.2 million during the rate year as an electric bill credit.

          Schedule:

          2008 – In addition to the filing, notable procedural milestones include the following:

•	Staff’s and Intervenor’s Direct Testimony was filed November 25th

•	Central Hudson’s Rebuttal Testimony was filed December 23rd

          2009

•	Evidentiary hearings were held January 12th-15th

•	Initial Briefs were filed February 17th

•	Reply Briefs are expected to be filed March 11th

•	A Recommended Decision by the Administrative Law Judges (“ALJ”) assigned to the proceeding is expected in April

•	A final Order from the PSC is expected in June

          Potential Impacts: If approved, Central Hudson expects the rate increases to increase its revenue, cash flow and earnings. No prediction can be made as to the final outcome of the rate filing.

Other PSC Proceedings and Administration Initiatives

          CH Energy Group and Central Hudson continue to monitor a number of generic and specific regulatory proceedings. Neither CH Energy Group nor Central Hudson can predict the final outcome of New York State’s energy policies, or the following PSC proceedings.

Description of Proceeding: Uncollectible Expense and Arrearages

(Case 08-M-1312 – Proceeding on Motion of the PSC to Consider the Financial Impacts on New York State Energy Utilities of Changes in Uncollectible Expense and Arrearages in the Current Economic Environment)

          Background: In recognition of the financial impacts on utilities of increasing customer arrear balances and uncollectible expense, the PSC has requested comments from energy utilities in the State for the PSC’s purpose of evaluating ratemaking and accounting procedures, which may include consideration of deferral treatment, to address these impacts.

          Notable Activity:

          2008

•	PSC Order initiating the proceeding – December 16th

          2009

•	Comments filed – January 16th

          Potential Impacts: This proceeding could result in deferral of a portion of Central Hudson’s uncollectible expenses, which would result in an increase in earnings and upon future recovery an increase in cash flows. No prediction can be made regarding the final outcome of this matter.

Description of Proceeding: Energy Efficiency Portfolio Standard and State Energy Planning

(Case 07-M-0548 – Proceeding on Motion of the PSC Regarding an Energy Efficiency Portfolio Standard and Governor Paterson’s Executive Order issued April 9, 2008)

          Background: Governor Paterson affirmed his support for the previous administration’s goal of substantially reducing electricity usage. In support of this goal, the PSC is investigating various approaches to reduce customers’ demand for energy and to provide utility incentives for meeting specified energy savings targets.

Notable Activity:

2008

         State Energy Plan

•	Governor Paterson issued an Executive Order establishing a State Energy Planning Board and authorizing the creation and implementation of a State Energy Plan (“SEP”).

•

Central Hudson submitted its own comments on the draft scope of the State Energy Plan and joined those submitted by the Energy Association of New York State Member Companies’ comments. Central Hudson also provided briefing papers to the SEP working group on pressing issues facing Central Hudson for consideration in developing the SEP.

         PSC

•

Central Hudson has filed comments with the PSC supporting the opportunity to establish energy efficiency businesses, with corresponding opportunities to contribute to the state energy goal of reducing electricity consumption by 15% by 2015 and provide meaningful earnings for investors from energy efficiency services.

•

The PSC established energy efficiency targets to be achieved by individual utilities through 2011 that included three utility administered fast track programs and five fast track programs to be administered by the New York State Energy Research and Development Authority (“NYSERDA”). Central Hudson has filed its plans to implement its programs with the PSC.

•	Effective October 1, 2008, the PSC ordered the creation of a gas System Benefit Charge and increased electric System Benefit Charges to invest in funding these energy efficiency programs.

•	The ALJ denied Central Hudson’s request to have its energy efficiency programs addressed in conjunction with its rate case.

2009

•

On January 7, 2009, Governor Paterson outlined various strategies and policy goals in his State of the State address, including one of the most aggressive clean energy goals in the country, with a goal for New York to meet 45% of its electricity needs by 2015 (45 x15) through improved energy efficiency and clean renewable energy production. This would be accomplished by expanding the Renewable Portfolio Standard from 25% by 2013 to 30% by 2015 and decreasing electric usage by 15% by 2015.

•	SEP to be completed by June 30, 2009.

•

The PSC will continue to work on additional issues of the energy efficiency program design with participation by interested parties in various working groups that include utility performance incentives, on-bill financing, demand response and peak reduction and impacts on low-income and rental customers.

          Potential Impacts: This PSC proceeding could result in opportunities for increased earnings from incentives associated with achieving energy efficiency targets or negative rate adjustments if the 70% performance criterion is not met. No prediction can be made regarding the final outcome of this matter.

Description of Proceeding: Electric Reliability and Infrastructure Planning

(Cases 07-E-1507 and 06-M-1017 Proceeding on Motion of the PSC to Establish a Long-Range Electric Resource Plan and Infrastructure Planning Process and Utility Commodity Supply Service)

          Background: The PSC initiated this proceeding as an outflow of the longer-term energy planning issues initially considered in the second phase of the PSC’s proceeding regarding utility commodity supply service and hedging. A collaborative process has been initiated to develop the process, criteria, and standards for the PSC to select backstop projects, if necessary, in order to ensure system reliability in the near term. The PSC is also seeking to establish a long term electric resource plan and planning process to incorporate considerations and policy goals which are not adequately addressed by the existing market structure or planning process. In initiating this process, the PSC reiterated its support for competitive markets and market mechanisms, but noted that regulatory approaches, (including the use of long-term contracts) may be required to address the State’s energy needs and policy goals.

          Notable Activity:

          2008

•

Central Hudson filed a petition for clarification and reconsideration regarding utility ownership of generation facilities, long-term contracts, and other planning issues. The PSC denied Central Hudson’s petition, stating that the questions raised could be fully addressed in the collaborative proceeding.

•

The PSC postponed indefinitely the infrastructure planning portion of this proceeding due to resources and efforts committed to similar work being undertaken in response to the Governor’s SEP discussed above.

•	The PSC issued a policy statement on backstop project cost recovery and allocation.

•

The PSC issued a procedural ruling adjourning Phase III, the long range infrastructure plan and planning process of this proceeding, to await the issuance of the State Energy Plan expected in mid-2009, in recognition of the efforts and resources focused on the State Energy Plan.

          2009

•

The proceeding continues in a collaborative format with multiple tracks to address cost allocation and recovery mechanisms for reliability solutions as well as longer-term electric resource and infrastructure planning issues.

          Potential Impacts: No prediction can be made regarding the impacts on Central Hudson or the final outcomes of these matters.

Description of Proceeding: Request for Deferral of Incremental Costs

(Case 07-G-1411 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Certain Gas Expenses for the Rate Year Ending June 30, 2007)

          Background: In 2007, Central Hudson filed a petition with the PSC seeking approval to defer certain incremental and material non-labor gas expenses that were incurred during Rate Year 1 but were not included in rates under the 2006 Rate Plan. The petition sought PSC authorization to defer $990,000 of incremental expenses and associated carrying charges on the net of tax balances.

           In 2008, Central Hudson filed a petition with the PSC seeking approval to defer certain incremental and material storm restoration costs resulting from a severe ice storm in December 2008 that disrupted service to approximately 72,000 of Central Hudson’s customers. The petition sought PSC authorization to defer $3.1 million of incremental expenses.

          Notable Activity:

          2008

          Gas Costs:

•

The PSC denied Central Hudson’s request, noting that while Central Hudson satisfied the standards for demonstrating the expense items were incremental and Central Hudson had not earned its allowed rate of return, the PSC did not view the expense items as material and extraordinary in nature.

•	The PSC also denied Central Hudson’s subsequent request for rehearing, reaffirming its previous ruling conclusions regarding materiality and the extraordinary nature of the costs.

Storm Restoration Costs

•	Central Hudson filed its petition on December 31st.

          Potential Impacts: The $990,000 of incremental expenses were reflected in Central Hudson’s earnings and cash flows in 2007. Management does not expect any further impact from this proceeding.

           The $3.1 miillion of incremental storm restoration expenses were not reflected in Central Hudson’s earnings in 2008. If the PSC denies recovery of some or all of Central Hudson’s incremental expenses, such expenses would be reflected in its earnings in 2009. The types of incremental costs included in Central Hudson’s petition were consistent with previously approved petitions; however, Central Hudson cannot predict the outcome of this matter.

Description of Proceeding: Competitive Retail Energy Markets

(Case 07-M-0458 - Proceeding on Motion of the PSC to Review Policies and Practices Intended to Foster the Development of Competitive Retail Energy Markets)

          Background: The PSC is seeking comments on existing programs and practices of NYS utilities that promote retail market development focusing on whether programs are still necessary; if market participants are improperly subsidized; if risks and expenses are properly allocated among ratepayers, utilities and market participants; and the need to continue programs or practices to prevent the re-building of barriers to entry in the competitive markets. As part of this process, the PSC also plans to review and evaluate utility specific programs, practices and policies in conjunction with ongoing and future electric and gas rate proceedings.

          Notable Activity:

          2008

•

The PSC concluded that retail markets are mature and ratepayers should no longer incur incremental costs related to promotional programs unless a particular program directly benefits ratepayers. In connection with this conclusion, the PSC directed utilities to continue the programs and structures that ensure markets will continue to evolve and authorized utilities to continue recovery of revenues lost due to retail access.

However, the PSC also required utilities to obtain funding for the required programs from Energy Supply Companies (“ESCOs”), not ratepayers.

          Potential Impacts: Management does not expect the impact of the PSC’s order to have a material impact on Central Hudson.

Description of Proceeding: Revenue Decoupling Mechanisms (“RDM”)

(Cases 03-E-0640 and 06-G-0746 - Proceeding on Motion of the PSC to Investigate Potential Electric and Gas Delivery Rate Disincentives Against the Promotion of Energy Efficiency, Renewable Technologies and Distributed Generation)

          Background: The PSC has directed all NYS utilities to develop proposals for delivery service RDMs for consideration in a next rate case filing.

          Notable Activity:

          2007

•	Central Hudson proposed RDMs to true up its forecast and actual delivery service revenues in its energy efficiency filing discussed above.

          2008

•	The ALJ assigned to the case denied Central Hudson’s request to have an RDM considered outside of a rate case.

•	Central Hudson’s July 31st rate filing included proposals for electric and gas revenue decoupling mechanisms.

•	The PSC Staff’s November 25th testimony proposed electric and gas RDMs that differed in some respects from those proposed by Central Hudson.

          Potential Impacts: Central Hudson included RDMs in its rate case filing described above. No prediction can be made regarding the final outcome of RDMs in the rate proceeding.

Description of Proceeding: Renewable Portfolio Standard (“RPS”)

(Cases 03-E-0188 - Proceeding on Motion of the PSC Regarding Retail Renewable Portfolio Standard)

          Background: In 2004, the PSC issued an Order adopting an RPS, with a goal of increasing the proportion of renewable energy used by New York consumers from the then-current 19.3% baseline resources to at least 25% by 2013, and designated NYSERDA as the central procurement administrator of the program.

          Notable Activity:

          2008

•

In response to a notice of proposed rulemaking by the PSC for consideration of modifications to the RPS tier allocations, annual targets, and schedule of collections, Central Hudson filed comments. Central Hudson recommends the establishment of a Utility-Sited Tier to include utility-scale photovoltaic projects as a way of advancing the State’s clean energy goals, and further encouraging the growth of the solar industry in New York.

          Potential Impacts: No prediction can be made regarding the final outcome or timing of changes to the RPS program at this time.

Non-Utility Land Sales

          For further information regarding non-utility land sales, see Note 2 – “Regulatory Matters.”

Electric Reliability Performance

          For further information regarding Central Hudson’s electric reliability performance, see Note 2 – “Regulatory Matters.”

RESULTS OF OPERATIONS

          The following discussion and analyses include explanations of significant changes in revenues and expenses between the year ended December 31, 2008, and 2007, and the year ended December 31, 2007, and 2006, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the other businesses.

          The tables below present the change in earnings of CH Energy Group’s business units in terms of earnings per share for each share of CH Energy Group’s Common Stock. Management believes this presentation is useful because these business units are each wholly-owned by CH Energy Group.

Earnings

          Earnings per share (basic and diluted) of CH Energy Group’s Common Stock are computed on the basis of the average number of common shares outstanding (basic and diluted) during the subject year. The number of average shares outstanding of CH Energy Group Common Stock, the earnings per share, and the rate of return earned on average common equity, which is net income as a percentage of a monthly average of common equity, are as follows:

	2008	2007	2006

Average shares outstanding (In thousands):
Basic	15,768	15,762	15,762
Diluted	15,805	15,779	15,779

Earnings per share:
Basic	$2.22	$2.70	$2.73
Diluted	$2.22	$2.70	$2.73

Return earned on common equity	6.6%	8.1%	8.4%

2008 as Compared to 2007

CH Energy Group Consolidated

Earnings per Share (Basic)	Year Ended December 31,

	2008	2007	Change

Central Hudson - Electric	$1.33	$1.66	$(0.33)
Central Hudson - Natural Gas	0.34	0.40	(0.06)
Griffith	0.26	0.20	0.06
Other Businesses and Investments	0.29	0.44	(0.15)

	$2.22	$2.70	$(0.48)

Note:	This information above is considered a non-GAAP financial measure. This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure. A reconciliation of each business unit’s earnings per share to CH Energy Group’s earnings per share, determined on a consolidated basis, is included in the table above.

          Earnings for CH Energy Group totaled $2.22 per share in 2008, versus $2.70 per share in 2007. The worsening economy has reduced sales and increased arrears at Central Hudson and Griffith. Sales volumes within Central Hudson are well below those projected in the 2006 Rate Order which began on July 1, 2006. Management believes continued customer conservation and a deteriorating economy are the underlying causes behind the shortfall resulting in the revenue generated from rate increases to be insufficient to meet higher operating costs. Additionally, higher write-offs and reserves for uncollectible accounts reduced earnings by $0.17 per share in 2008.

Central Hudson

Earnings per Share (Basic)	Year Ended December 31,

	2008	2007	Change

Electric	$1.33	$1.66	$(0.33)
Natural Gas	0.34	0.40	(0.06)

	$1.67	$2.06	$(0.39)

          Earnings from Central Hudson’s electric and natural gas operations decreased $0.39 per share in 2008 compared to 2007 due to the following:

Regulatory Mechanisms and Unusual Events:
Shared Earnings Recorded in 2007	$0.04
Gain on Non-Utility Property Sales in 2007	(0.02)
Cable Attachment Rents in 2008	0.03

Rate Increases	0.16
Higher Storm Restoration Expense	(0.13)
Higher Tree Trimming	(0.08)
Higher Depreciation	(0.09)
Higher Interest Expense and Carrying Charges	(0.08)
Higher Property and Other Taxes	(0.06)
Higher Uncollectible Accounts	(0.17)
Weather-Normalized Sales Growth Including Conservation	(0.01)
Other	0.02

$(0.39)

          Central Hudson’s contribution to annual earnings per share was $1.67, which was $0.39 lower than that of 2007. As a result of the shortfall in sales, the delivery rate increases that were approved in 2006 and took effect in 2008 did not generate sufficient revenue to meet the higher operating costs that those rates had been designed to cover. In particular, those expenditures included higher tree trimming (reducing earnings per share by $0.08) and depreciation ($0.09). In addition, Central Hudson experienced significantly higher costs associated with customers being unable to pay their bills as a result of the weak economy ($0.17), as well as higher costs associated with restoring electric service following storms ($0.13).

Griffith

Earnings per Share (Basic)	Year Ended December 31,

	2008	2007	Change

	$0.26	$0.20	$0.06

          Griffith’s earnings increased $0.06 per share in 2008 compared to 2007, due to the following:

Acquisitions(1)	$0.07
Margin on Petroleum Sales and Services	0.28
Weather-Normalized Sales Growth (Conservation)	(0.16)
Higher Uncollectible Accounts	(0.09)
Operating Expenses	(0.05)
Weather Impact on Sales (Including Hedging)	(0.01)
Other	0.02

$0.06

(1)	For the purposes of the above charts, “Acquisitions” represents the incremental affect of acquisitions made by Griffith in 2008 and 2007.

          Griffith contributed $0.26 to earnings per share in 2008, up from $0.20 in 2007, due largely to higher margins. Favorable margins in the latter part of the year offset margin compression that had reduced profits during the first three quarters of 2008, as well as the weak economy. High oil prices and the weakening economy led to price-induced conservation (reducing earnings per share by $0.16), as well as significantly higher costs from uncollectible accounts ($0.09).

Other Businesses and Investments

Earnings per Share (Basic)	Year Ended December 31,

	2008	2007	Change

	$0.29	$0.44	$(0.15)

          The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in 2008 compared to 2007 is due to the following:

Cornhusker Investment	$(0.06)
Lyonsdale Operations	0.03
Lower Interest and Investment Income	(0.09)
Other	(0.03)

$(0.15)

          CH Energy Group (the holding company) and CHEC’s partnerships and other investments contributed $0.29 toward corporate earnings per share in 2008, down $0.15 from 2007 results largely due to lower interest and investment income. The earnings from CHEC’s ethanol investment were lower due to reduced margins, however, the ethanol plant investment, two wind energy installations and an upstate New York biomass plant continued to add positively to earnings as part of a diversified portfolio of investments within the energy industry.

2007 as Compared to 2006

CH Energy Group Consolidated

Earnings per Share (Basic)	Year Ended December 31,

	2007	2006	Change

Central Hudson - Electric	$1.66	$1.67	$(0.01)
Central Hudson - Natural Gas	0.40	0.48	(0.08)
Griffith	0.20	0.10	0.10
Other Businesses and Investments	0.44	0.48	(0.04)

	$2.70	$2.73	$(0.03)

          Details by Segment are as follows:

Central Hudson

Earnings per Share (Basic)	Year Ended December 31,

	2007	2006	Change

Electric	$1.66	$1.67	$(0.01)
Natural Gas	0.40	0.48	(0.08)

Total	$2.06	$2.15	$(0.09)

          Earnings from Central Hudson’s electric and natural gas operations decreased $0.09 per share in 2007 as compared to 2006, due to the following:

Regulatory Mechanisms and Unusual Events:
Release of Reserves in 2006	$(0.21)
Gain on Non-Utility Property Sales in 2006	(0.08)
Reversal of Shared Earnings in 2006	(0.08)
Revenues recorded in 2006 per prior Rate Agreement	(0.14)
Shared earnings recorded in 2007	(0.04)
Gain on Non-Utility Property Sales in 2007	0.02

Rate Increases	0.18
Weather Impact on Sales	0.07 (a)
Weather-Normalized Sales Growth	0.18
Higher Tree Trimming Expense in 2007	(0.03)
Lower Storm Restoration Expense in 2007	0.15
Interest Expense and Carrying Charges	(0.11)

$(0.09)

(a)	Includes $0.04 and $0.03 per share due to higher sales volumes for electric and natural gas, respectively, and is net of derivatives.

          Central Hudson’s decrease in earnings was primarily the result of changes in regulatory provisions and a number of significant, favorable, unusual items that contributed $0.51 per share to 2006 earnings, but did not recur in 2007. However, the lack of such items of that magnitude in 2007 was largely offset by an increase in rates pursuant to the 2006 Rate Order, higher energy delivery volumes and modest customer growth, and lower storm restoration costs due to fewer and less severe storms and increased tree trimming in 2007.

Griffith

Earnings per Share (Basic)	Year Ended December 31,

	2007	2006	Change

	$0.20	$0.10	$0.10

          Griffith’s earnings increased $0.10 per share in 2007 compared to 2006, due to the following:

Acquisitions(1)	$0.04
Margin on Petroleum Sales and Services	0.18
Operating Expenses	(0.13)
Weather Impact on Sales	0.02
Reduction in Environmental Remediation Reserve in 2006	(0.04)
Other	0.03

$0.10

(1)	For the purposes of this chart, “Acquisitions” represents the incremental affect of acquisitions made by Griffith in 2007 and 2006.

          The increase in earnings at Griffith in 2007 was largely the result of higher gross margins on petroleum products and service contracts which were partially offset by the impact of higher operating costs resulting in net favorable earnings per share impact of $0.05. In addition, the incremental effect of acquisitions in 2006 and 2007 contributed to the higher earnings.

Other Businesses and Investments

Earnings per Share (Basic)	Year Ended December 31,

	2007	2006	Change

	$0.44	$0.48	$(0.04)

          Earnings from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests decreased $0.04 per share in 2007 as compared to 2006, due to the following:

Unusual Events:
Gain on Sale of Non-Strategic Property in 2006	$(0.03)
Release of Reserves of a Former Subsidiary in 2006	(0.07)
Release of Reserves of a Former Subsidiary in 2007	0.01
Tax Adjustments	0.07
Cornhusker Holdings	(0.04)
CH-Community Wind	0.02
Lyonsdale Operations	0.02
Other	(0.02)

$(0.04)

          CH Energy Group’s other unregulated businesses decreased their earnings contribution by $0.04 per share from 2006 primarily due to the release of reserves related to a former subsidiary and property sales in 2006, partially offset by favorable tax adjustments. Other investments continue to contribute to earnings, but Cornhusker Holdings’ earnings decreased in 2007 due to unfavorable markets for corn and ethanol.

Central Hudson

          In 2008, Central Hudson’s operating revenues increased $15.4 million while operating expenses increased $19.5 million. The increase in revenue was driven by the dollar-for-dollar recovery of certain expenses authorized by the PSC, not by higher volumes as Central Hudson had lower electric and natural gas deliveries in 2008 compared to the same period in 2007.

          In 2007, operating revenues increased $123 million and operating expenses also increased $123 million. This increase was also primarily driven by the need to recover a higher level of expenses. During this period, however, electric and natural gas deliveries were higher compared to 2006 when mild summer and winter weather drove usage down.

          Despite the increase in deliveries in 2007, Central Hudson is experiencing an increasing shortfall between its actual deliveries and the forecasted levels upon which Central Hudson’s rates are based, causing unfavorable results in 2007 earnings, which continued through 2008.

Central Hudson
Income Statement Variances

	Year Ended December 31, 2008 Over/(Under) same period in 2007

	Amount (In Thousands)	Percent Change

Operating Revenues	$15,419	2.0%

Operating Expenses:
Purchased electric, fuel and natural gas	1,547	0.3%
Depreciation and Amortization	1,413	5.0%
Other operating expenses	16,521	8.8%

Total operating expenses	$19,481	2.7%

Operating Income	(4,062)	(5.7)%
Other income, net	(670)	(12.7)%
Interest Charges	2,519	11.0%

Income before income taxes	(7,251)	(13.5)%
Income Taxes	(1,053)	(5.2)%

Net (loss)/income	$(6,198)	(18.5)%

Central Hudson
Income Statement Variances

	Year Ended December 31, 2007 Over/(Under) same period in 2006

	Amount (In Thousands)	Percent Change

Operating Revenues	$123,108	18.7%

Operating Expenses:
Purchased electric, fuel and natural gas	92,662	23.1%
Depreciation and Amortization	(603)	(2.1)%
Other operating expenses	30,599	19.4%

Total operating expenses	$122,658	20.9%

Operating Income	450	1.0%
Other income, net	(592)	(10.0)%
Interest Charges	2,495	12.0%

Income before income taxes	(2,637)	(5.0)%
Income Taxes	(1,202)	(6.0)%

Net (loss)/income	$(1,435)	(4.0)%

          The following discusses variations and the primary drivers of the changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes for Central Hudson’s regulated electric and natural gas businesses.

Delivery Volumes

          Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior. Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter. Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in 2008, compared to 2007, and in 2007, compared to 2006. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson’s earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

	Actual Deliveries

	Year Ended December 31, 2008 Increase (Decrease) from same period in 2007		Year Ended December 31, 2007 Increase (Decrease) from same period in 2006

	Electric	Natural Gas	Electric	Natural Gas

Residential	(2)%	0%	4%	12%
Commercial	(2)%	(1)%	4%	10%
Industrial and Other(a)	(7)%	(1)%	(2)%	5%

Total Deliveries	(3)%	(1)%	2%	9%

(a)	Includes interruptible natural gas deliveries.

	Weather Normalized Deliveries

	Year Ended December 31, 2008 Increase (Decrease) from same period in 2007		Year Ended December 31, 2007 Increase (Decrease) from same period in 2006

	Electric	Natural Gas	Electric	Natural Gas

Residential	0%	(3)%	3%	6%
Commercial	(2)%	(2)%	4%	4%
Industrial and Other(a)	(7)%	(5)%	(2)%	5%

Total Deliveries	(2)%	(3)%	2%	5%

(a)	Excludes interruptible natural gas deliveries.

          Electric deliveries to residential and commercial customers were lower in 2008 due to milder summer weather and price-induced customer conservation, partially offset by modest customer growth.

          Residential and commercial natural gas heating degree-days increased 5% and 3%, respectively in 2008. However, the colder weather and modest customer growth did not result in higher delivery volumes for residential and commercial customers due to the effects of customer conservation.

          Electric deliveries to residential and commercial customers were higher in 2007 due to colder weather (electric residential heating degree-days increased 3% for the year), an increase in non-weather related usage per customer, and modest customer growth. This increase was partially offset by the impact of cooler summer weather.

          Deliveries of natural gas in 2007 also increased due to higher usage per customer, resulting from an increase in residential natural gas heating-degree days of 2% overall for 2007, an increase in non-weather related usage per customer, and some customer growth.

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

Year Ended December 31, 2008
Increase (Decrease) from same period in 2007
(In Thousands)

	Electric	Natural Gas	Total

Revenues with Matching Offsets:(a)
Energy cost adjustment	$(15,903)	$7,594	$(8,309)
Sales to others for resale	(2,076)	12,298	10,222
Pension, OPEB and other revenues	3,763	3,260	7,023

Subtotal	(14,216)	23,152	8,936

Revenues Impacting Earnings:
Customer sales	619	921	1,540
Other regulatory mechanisms	2,481	673	3,154
Pole attachments and other rents	1,022	—	1,022
Finance charges	764	210	974
Other revenues	652	(859)	(207)

Subtotal	5,538	945	6,483

Total (Decrease)/Increase in Revenues	$(8,678)	$24,097	$15,419

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

          Electric revenues decreased in the year ended December 31, 2008, as compared to the same period in 2007 primarily due to lower energy cost adjustment revenues driven by lower delivery volumes, partially offset by higher wholesale electricity costs. The increase in revenues from other regulatory mechanisms was driven primarily by the absence of shared earnings in 2008.

          Natural gas revenues increased for the year ended December 31, 2008, as compared to the same period in 2007, due to higher energy cost adjustment revenues as a result of higher wholesale costs through the third quarter of 2008, partially offset by lower delivery volumes. The increase for the year was also due to higher revenues from gas sales to others for resale.

Year Ended December 31, 2007
Increase (Decrease) from same period in 2006
(In Thousands)

	Electric	Natural Gas	Total

Revenues with Matching Offsets:(a)
Energy cost adjustment	$87,833	$2,280	$90,113
Sales to others for resale	349	1,086	1,435
Pension, OPEB and other revenues	19,491	5,850	25,341

Subtotal	107,673	9,216	116,889

Revenues Impacting Earnings:
Customer sales(b)	9,911	2,389	12,300
Other regulatory mechanisms	(5,090)	(224)	(5,314)
Sales to other utilities	—	270	270
Weather-hedging contracts	440	(150)	290
Other revenues	(3)	(1,324)	(1,327)

Subtotal	5,258	961	6,219

Total Increase in Revenues	$112,931	$10,177	$123,108

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

(b)	Includes and offsetting recovery of amounts related to back-out credits for retail access customers.

          Electric and natural gas revenues in 2007 increased when compared to 2006, due largely to an increase in revenues with matching expense offsets. The increases in energy cost adjustment revenues reflect the impact of higher delivery volumes and also higher wholesale costs for electric revenues. Revenues for pension, OPEB and other matched costs resulted from rate changes implemented in accordance with the 2006 Rate Order.

          Electric and natural gas revenues from customer sales increased due to higher delivery volumes and the impact of the 2006 Rate Order. Electric revenues from customer sales were partially offset by a decrease in other regulatory mechanisms primarily related to shared earnings and revenues recorded in 2006 in accordance with prior PSC authorization.

Incentive Arrangements

          Under certain earnings incentive provisions approved by the PSC, Central Hudson shares with its customers certain revenues and/or cost savings exceeding predetermined levels or is penalized in some cases for shortfalls from certain performance standards.

          Earnings sharing arrangements are currently effective for interruptible natural gas deliveries and natural gas capacity release transactions. Performance standards apply to electric service reliability, certain aspects of customer service, natural gas safety, customer satisfaction, and certain aspects of retail market participant satisfaction.

          The net results of these and previous earnings sharing arrangements had the effect of increasing pre-tax earnings by $0.7 million in 2008, $0.5 million in 2007, and $0.4 million in 2006.

          In addition to the above-noted items, effective July 1, 2006, Central Hudson shared with customers earnings over a base ROE of 10.6% on the equity portion of Central Hudson’s rate base, which was determined in accordance with the criteria set forth in the 2006 Rate Order. In 2008, Central Hudson did not record shared earnings. In 2007, Central Hudson recorded $1.1 million as a regulatory liability for the customer portion of these pre-tax shared earnings. Through June 30, 2006, Central Hudson shared earnings over a base ROE of 10.5% with customers, which was determined in accordance with the criteria set forth in the 2001 Rate Plan. In 2005, Central Hudson recorded $2.4 million as a regulatory liability for the customer portion of these pre-tax shared earnings of which $1.7 million was reversed in 2006 due to lower than anticipated ratemaking operating income in the six months ended June 30, 2006.

          See Note 2 – “Regulatory Matters” of this 10-K Annual Report under the caption “2006 Rate Order” for a description of earnings sharing formulas approved by the PSC for Central Hudson.

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

          Total utility operating expenses increased 3% in 2008 compared to 2007 and increased 21% in 2007 compared to 2006. The following summarizes the change in operating expenses:

	Year Ended December 31, 2008	Year Ended December 31, 2007
	Increase (Decrease) from same period in
	2007	2008

	(In Thousands)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$(17,979)	$88,182
Purchased natural gas	19,892	3,366
Pension	(320)	15,102
OPEB	(253)	4,880
New York State energy programs	3,118	2,003
Stray voltage testing program	(50)	1,125
Residual gas deferred balances	2,791	1,509
Other matched expenses	1,593	1,186

Subtotal	8,792	117,353

Other Expense Variations:
Tree trimming	2,131	797
Disposition of property	—	1,749
Injuries & damages reserve	(317)	1,390
Uncollectible reserve	3,042	415
Purchased natural gas incentive arrangements	(366)	1,114
Storm restoration expenses(2)	3,270	(3,874)
Property taxes	1,044	677
Other expenses	1,885	3,037

Subtotal	10,689	5,305

Total Increase in Operating Expenses	$19,481	$122,658

(1)	Includes expenses that, in accordance with the 2006 Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

(2)	Does not include $3.1 million in incremental costs related to the December 2008 ice storm deferred for future recovery from customers. See further discussion below.

          In addition to the required adjustment to match revenues collected from customers, the variation in purchased electricity expense in 2008 reflects the net effect of lower volumes delivered (due to the switch of industrial customers to delivery service, but also influenced by weather and customer conservation) and higher wholesale prices. The increase in natural gas costs reflects higher wholesale costs partially offset by lower volumes delivered (influenced by customer conservation). The increase in New York State energy program revenues is primarily the result of an increase in gas and electric rates (effective October 1, 2008) under the Energy Efficiency Portfolio Standard pursuant to the State’s efforts to expand and fund energy efficiency programs. The increase in other revenue-matched expenses in 2008 results primarily from higher spending levels associated with certain expenditures as authorized by the 2006 Rate Order.

          The increase in the uncollectible reserve results from higher energy prices and from unfavorable economic conditions, both of which have impacted customers’ ability to pay their bills. The increase in storm restoration costs in 2008 is the result of higher and more severe storm activity this year. This increase does not include $3.1 million in incremental costs related to an ice storm in December 2008 which interrupted service to approximately 72,000 customers. The Company has deferred these restoration costs and has petitioned the PSC for authority to recover these costs in future rates.

          Purchased electricity costs increased in 2007 due to higher wholesale costs and volumes purchased, the latter resulting from an increase in usage and customer growth. Natural gas costs increased in 2007 due primarily to an increase in volumes purchased due to increased deliveries and customer growth. The lower storm restoration costs in 2007 resulted from fewer and less severe storms as compared to 2006. Other expenses of operation were also impacted by fewer real property sales in 2007 compared to 2006.

          The increase in pensions and OPEBs in 2007 is due to an increase in the level of expense recorded due to a corresponding increase in revenues resulting from the 2006 Rate Order. The increase in tree trimming expenses in 2007 reflects Central Hudson’s continuing efforts to improve system reliability. These costs are covered by the higher revenues resulting from the 2006 Rate Order. Management also believes that the increased tree trimming contributed to the improved system reliability during storms.

Other Income

          Other income and deductions for Central Hudson for the year ended December 31, 2008, decreased $0.7 million compared to the same period in 2007, primarily due to lower earnings on the Company’s deferred compensation plan assets and a reduction in regulatory carrying charges on balances due from customers.

          Other income and deductions for Central Hudson decreased $0.6 million in 2007 when compared to 2006 primarily due to lower regulatory carrying charges due from customers related to pension costs. This reduction was partially offset by higher interest income on trust assets and higher other regulatory carrying charges due from customers.

Interest Charges

          Central Hudson’s interest charges increased by $2.5 million for the year ended December 31, 2008, compared to the same period in 2007 largely due to an increase in long-term debt resulting primarily from the issuance of medium term notes in September 2007 and also from the issuance of medium term notes in November 2008. The proceeds from both issuances were used to finance ongoing investments in Central Hudson’s electric and natural gas systems.

          Interest charges increased in 2007 when compared with 2006 primarily due to the issuance of medium-term notes in November 2006 and September 2007, and an increase in regulatory carrying charges due to customers related to other postretirement benefits. The latter results from an increase in the reserve balances upon which these carrying charges are calculated. Additional long-term debt was issued to supplement operating cash sources for Central Hudson’s capital expenditures, and additional short-term debt was required in 2007 for working capital needs.

          The following table sets forth pertinent data on Central Hudson’s outstanding debt.

	2008	2007	2006

	(Dollars In Thousands)

Long-Term Debt:
Debt retired	$—	$33,000	$—
Debt issued	$30,000	$66,000	$27,000
Outstanding at year end:
Amount (including current portion)	$433,894	$403,892	$370,889
Weighted average interest rate	5.43%	5.49%	4.88%
Short-Term Debt:
Average daily amount outstanding	$32,304	$32,501	$27,657
Weighted average interest rate	3.00%	5.37%	5.24%
Overall weighted average interest rate	5.26%	5.48%	4.90%

          See Note 7 – “Short-Term Borrowing Arrangements” and Note 9 – “Capitalization – Long-Term Debt” for additional information on short-term and long-term debt of CH Energy Group and/or Central Hudson.

Income Taxes

          Income taxes for Central Hudson decreased $1.1 million in 2008 when compared to 2007 due to a decrease in pre-tax book earnings which was partially offset by the unfavorable impacts of flow-through items related to depreciation, reserves (primarily uncollectible customer receivables) and the Medicare Act of 2003 and a reduction in tax-exempt income.

          Central Hudson’s income taxes for 2007 decreased by $1.2 million when compared to 2006 primarily due to a decrease in pre-tax book earnings, favorable impacts of items related to utility plant and from the tax benefits of the Medicare Act. These favorable items were partially offset by an unfavorable impact of flow-through items related to reserves.

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

CH Energy Group
Income Statement Variances

	Year Ended December 31, 2008 Over/(Under) same period in 2007

	Amount (In Thousands)	Percent Change

Operating Revenues	$136,094	11.4%

Operating Expenses:
Purchased electric, fuel, natural gas and petroleum	102,165	12.5%
Depreciation and Amortization	2,375	6.6%
Other operating expenses	32,116	12.1%

Total operating expenses	$133,656	12.2%

Operating Income	(562)	(0.7)%
Other income, net	(3,759)	(41.7)%
Interest charges	3,079	13.4%

Income before income taxes, preferred dividends of subsidiaries, and minority interest	(7,400)	(11.3)%
Income taxes	(69)	(0.3)%

Net (loss)/income	$(7,555)	(17.7)%

CH Energy Group
Income Statement Variances

	Year Ended December 31, 2007 Over/(Under) same period in 2006

	Amount (In Thousands)	Percent Change

Operating Revenues	$203,324	20.5%

Operating Expenses:
Purchased electric, fuel, natural gas and petroleum	155,473	23.5%
Depreciation and Amortization	222	0.6%
Other operating expenses	45,841	20.9%

Total operating expenses	$201,536	22.0%

Operating Income	1,788	2.0%
Other income, net	(1,592)	(15.0)%
Interest charges	2,495	12.0%

Income before income taxes, preferred dividends of subsidiaries, and minority interest	(2,299)	(3.0)%
Income taxes	(1,871)	(8.0)%

Net (loss)/income	$(448)	(1.0)%

Griffith

Sales Volumes

          Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior. Deliveries of petroleum products used for heating purposes peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

	Actual Deliveries

	Year Ended December 31, 2008		Year Ended December 31, 2007

	% Change from same period in 2007	2008 Volumes as % of Total Volume	% Change from same period in 2006	2007 Volumes as % of Total Volume

Heating Oil
Base Company Volume(1)	(10)%	37%	7%	41%
Acquisitions Volume(2)	13%	13%	20%	9%

Total Heating Oil	3%	50%	27%	50%

Motor Fuels
Base Company Volume	(8)%	43%	(8)%	44%
Acquisitions Volume	6%	5%	8%	4%

Total Motor Fuels	(2)%	48%	—%	48%

Propane and Other
Base Company Volume	8%	2%	35%	2%
Acquisitions Volume	—%	—%	—%	—%

Total Propane and Other	8%	2%	35%	2%

Total
Base Company Volume	(8)%	82%	(1)%	87%
Acquisitions Volume	9%	18%	13%	13%

Total	1%	100%	12%	100%

(1)	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008 and 2007.

	Weather Normalized Deliveries

	Year Ended December 31, 2008		Year Ended December 31, 2007

	% Change from same period in 2007	2008 Volumes as % of Total Volume	% Change from same period in 2006	2007 Volumes as % of Total Volume

Heating Oil
Base Company Volume(1)	(8)%	38%	(1)%	41%
Acquisitions Volume(2)	13%	13%	19%	9%

Total Heating Oil	5%	51%	18%	50%

Motor Fuels
Base Company Volume	(8)%	42%	(8)%	44%
Acquisitions Volume	6%	5%	8%	4%

Total Motor Fuels	(2)%	47%	—%	48%

Propane and Other
Base Company Volume	10%	2%	26%	2%
Acquisitions Volume	—%	—%	—%	—%

Total Propane and Other	10%	2%	26%	2%

Total
Base Company Volume	(7)%	82%	(4)%	87%
Acquisitions Volume	9%	18%	13%	13%

Total	2%	100%	9%	100%

(1)	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008 and 2007.

          Sales of petroleum products increased 1% in the year ended December 31, 2008 compared to the same period in 2007. The increase was due primarily to acquisitions made in 2008 and 2007, partially offset by reduced consumption caused by price-related conservation. Additionally, there was a 2% decrease in heating degree-days in 2008 as compared to 2007. Degree-day variation is adjusted for the delay between the time the actual weather occurs, and the time of product delivery.

          Sales of petroleum products increased 12% in 2007 when compared to 2006. This was primarily a result of an increase in sales of heating oil, largely attributable to the acquisitions made in 2007 and colder weather in 2007. Sales of propane increased primarily due to colder weather in 2007 and the addition of a large commercial account in 2007. There was a 9% increase in heating degree-days in 2007 as compared to 2006. Degree-day variation is adjusted for the delay between the time the actual weather occurs, and the time of product delivery.

Revenues

Change in Griffith Revenues
(In Thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007
	Increase (Decrease) from same period in
	2007	2006

Heating Oil
Base Company(1)	$17,772	$24,322
Acquisitions(2)	35,209	32,896

Total Heating Oil	$52,981	$57,218

Motor Fuels
Base Company	$39,343	$1,126
Acquisitions	16,396	14,086

Total Motor Fuels	$55,739	$15,212

Service Revenues
Base Company	$(302)	$1,886
Acquisitions	6,162	3,511

Total Service Revenues	$5,860	$5,397

Other
Propane	$1,519	$1,450
Weather-Hedging Contracts	938	(1,626)
Other	1,065	276

Total Other	$3,522	$100

Total Revenues	$118,102	$77,927

(1)	For the purposes of this chart, “Base Company” means Griffith as constituted at January 1, 2007 (i.e., without any impact from acquisitions made by Griffith in 2008 and 2007).

(2)	For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2008 and 2007.

          Revenues, net of the effect of weather hedging contracts, increased in the year ended 2008 compared to 2007, and in the year ended 2007 compared to 2006, due largely to an increase in the selling price and revenues from petroleum products resulting from the acquisitions made in 2008, 2007 and 2006.

Operating Expenses

          For the year ended December 31, 2008, operating expenses increased $115.3 million, or 29%, from $397.1 million in 2007 to $512.4 million in 2008. The cost of petroleum products increased $99.4 million, or 31.2% due to higher wholesale market prices and an increase in sales volume due to the impact of acquisitions.

          Other operating expenses increased $15.9 million for the year ended December 31, 2008 due primarily to an increase in expenses associated with the increased sales volumes, additional operating and overhead expenses associated with acquisitions made during 2008 and 2007, and an increase in the allowance for doubtful accounts.

          Operating expenses increased $73.6 million, or 22.8% in 2007 when compared to 2006, primarily due to higher petroleum product expenses. These costs increased $61.0 million, or 23.8%, due to higher wholesale market prices and an increase in sales volume primarily due to the impact of acquisitions and colder weather in 2007. Other operating expenses increased $12.6 million in 2007 primarily due to an increase in expenses associated with the increased sales volumes and additional operating and overhead expenses associated with acquisitions made during 2006 and 2007.

Other Businesses and Investments

Revenues and Operating Expenses

          The operating results of Lyonsdale are consolidated in the Consolidated Financial Statements of CH Energy Group. Results for the year ended December 31, 2008 compared to the same period in 2007 reflect an increase in operating revenues of $2.6 million and increased total operating expenses of $1.6 million with a net increase in CH Energy Group’s net income of $0.5 million. These results reflect an increase in Lyonsdale’s 2008 capacity factor and higher sales of Renewable Energy Credits in 2008, and were partially offset by higher fuel costs.

          Lyonsdale’s operating results in 2007 reflect operating revenue of $8.6 million, operating expenses of $9.2 million and favorable tax benefits of $1.8 million, including production tax credits of $1.2 million.

Other Income

          Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $2.9 million for the year ended December 31, 2008, when compared to the same period in 2007. Nearly half of this decrease is attributable to lower interest and investment income resulting from the redeployment of capital from short-term investments to CH Energy Group’s subsidiaries. The lower interest and investment income reduced earnings by $1.4 million in 2008. Lower earnings of CHEC’s Cornhusker Holdings investment also impacted these results. Lower crush margins throughout 2008 contributed to the decrease in Cornhusker Holdings earnings of $0.9 million compared to the same period in 2007.

          Other Income and Deductions for CH Energy Group (the holding company) and CHEC’s investments in partnerships and other investments (other than Griffith) decreased $1.0 million in 2007 when compared with 2006. The decrease is largely attributable to the sale of non-strategic property in 2006, decreased investment income resulting from the redeployment of capital from short-term investments to CH Energy Group’s subsidiaries, the use of proceeds from the sale of short-term investments to pay common stock dividends, and a decrease in Cornhusker Holdings’ earnings. The results of CH Energy Group’s investment in Cornhusker Holdings declined due to unfavorable commodity prices for corn, natural gas, and ethanol, which decreased margins. This decrease was partially offset by an increase in income from CHEC’s investments in other renewable energy and energy efficiency projects.

Income Taxes

          Income taxes for CH Energy Group decreased $0.1 million in 2008 when compared to 2007 due to lower taxes at Central Hudson and decreased pre-tax book earnings at CHEC. These favorable variations were almost entirely offset by the unfavorable impact of a reduction in tax-exempt income at the holding company.

          CH Energy Group’s income taxes for 2007 decreased by $1.9 million compared to 2006 primarily due to lower taxes at Central Hudson, the favorable impact of production tax credits at CHEC from its renewable energy portfolio and lower state income taxes. These favorable items were partially offset by an unfavorable impact of flow-through items related to reserves.

OTHER MATTERS

Pension Protection Act

          On August 17, 2006, President Bush signed the Pension Protection Act into law. The Pension Protection Act introduces new funding requirements for single and multi-employer defined benefit pension plans, addresses plan design for cash balance and other hybrid plans, and addresses contributions to defined contribution plans, deduction limits for contributions to retirement plans, and investment advice provided to plan participants. The new defined benefit funding rules are effective for plan years beginning after December 31, 2007. Certain transition rules apply for 2008 through 2010. For additional discussion regarding the Pension Protection Act, please see the “Retirement Plan” discussion that follows.

Changes in Accounting Standards

          See Note 3 – “New Accounting Standards and Other FASB Projects” for a discussion of the status of new accounting standards.

Retirement Plan

          As described more fully in Note 10 – “Post-Employment Benefits,” Central Hudson has a non-contributory Retirement Income Plan (“Retirement Plan”) covering substantially all of its employees hired on or after January 1, 2008. The Retirement Plan is a defined benefit plan, which provides pension benefits based on an employee’s compensation and years of service. In 2007, Central Hudson amended the Retirement Plan to eliminate these benefits for managerial, professional, and supervisory employees hired on or after January 1, 2008. The Retirement Plan for unionized employees was similarly amended for employees hired on or after May 1, 2008.

          The significant assumptions and estimates used to account for the Retirement Plan are the discount rate, the expected long-term rate of return on Retirement Plan assets, the rate of compensation increase, and the method of amortizing gains and losses.

          The discount rate was determined as of December 31, 2008 based on the rate at which obligations could be effectively settled. The rate is based on the Citigroup Pension Discount Curve. Central Hudson selects the rate after consultation with its actuarial consultant. Central Hudson’s discount rate was 6.2% as of the most recent valuation date, December 31, 2008 and 6.2% for the prior year valuation date of September 30, 2007.

          In determining the expected long-term rate of return on Retirement Plan assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class. The expected return for each asset class was then weighted based on the Retirement Plan’s target asset allocation. Central Hudson also considered expectations of value-added by active management, net of investment expenses.

          The rate of compensation increase was based on historical and current compensation practices of Central Hudson giving consideration to any anticipated changes in this practice.

          Actuarial gains and losses, which include investment returns and demographic experience which are different than anticipated based on the actuarial assumptions, are amortized in accordance with procedures set forth by the PSC which require the full gain or loss arising each year to be amortized uniformly over ten years. The net losses are currently $177.3 million, including losses for the years 1999 through 2008. Therefore, the future annual amortization of these losses will increase pension expense, determined under SFAS No. 87, titled Employers’ Accounting for Pensions, as amended by SFAS No. 158, titled Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, from its current level unless there are offsetting future gains or other offsetting components of pension expense.

          Based on current levels of Retirement Plan assets and obligations, a change of 0.25% in the long-term rate of return assumption would change pension expense by approximately $1.0 million and a change of 0.25% in the discount rate would change pension expense by approximately $1.2 million.

          Under the policy of the PSC regarding pension costs, Central Hudson recovers its net periodic pension and OPEB costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. As a result, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time. The Retirement Plan’s liquidity is primarily affected by the cash contributions made by Central Hudson to the Retirement Plan. Central Hudson contributed $12.5 million and $5.8 million to the Retirement Plan in 2008 and 2007, respectively. Based on the requirements of the Pension Protection Act, Central Hudson’s actuarial consultant provided estimated annual contributions under various economic scenarios for the four-year period from 2008-2011. The estimated contributions were calculated to achieve a 100% funded ratio by 2011 and not drop below 80% in any given year. Under economic growth assumptions of above average to average growth, annual contributions could range from $0-$23 million. Under a recession scenario that assumes both economic growth and inflation decline through 2009 before a partial recovery, annual contributions could range from $26-$84 million. The actual contributions could vary significantly based upon economic growth, corporate resources, projected investment returns, actual investment returns, inflation, and interest rate assumptions.

          For additional information regarding the Retirement Plan, see Note 10 – “Post-Employment Benefits.”

Other Businesses and Investments

          CH-Auburn Energy, LLC (“CH-Auburn”), a wholly owned subsidiary of CHEC, has entered into an Energy Services Agreement (“ESA”) with the City of Auburn, New York (the “City”), to develop, construct, own, operate and maintain a 3-megawatt bio-gas to electricity renewable energy plant. The project is currently in the engineering design and permitting phase, but the City’s energy purchase price kWh rate is now projected to exceed the rate cap under the ESA, and, in accordance with the ESA, CH-Auburn has stopped work, pending decision by the parties. As of December 31, 2008, CH-Auburn has incurred approximately $2.9 million of design and construction costs for the facility and purchased three electric generators, with current outstanding commitments for an additional estimated $0.6 million. Under the terms of the ESA, CH-Auburn has the right to transfer the project to the City and require reimbursement of all costs incurred to date. CH-Auburn has proposed an alternative scope of work to proceed with phase I of the project to complete the landfill gas to electric portion of the project and defer work on the digester phase of the project. Discussions between CH-Auburn and the City are continuing. CH Energy Group can make no prediction as to the outcome of these discussions.

          CHEC made a $1.2 million loan to Buckeye Biopower, LLC (“Buckeye”) in June 2007 for development of a corn-ethanol plant. Since receipt of the loan from CHEC the developers have entered into a lease for a site, and a Letter of Intent to provide engineering, procurement and construction for the plant. In June 2008, the developers paid CHEC all interest owed on the loan for the initial term and extended the term of the loan for one additional year. The developers are in the process of seeking construction financing for the project. Current low crush margins for corn to ethanol plants and credit market conditions have made the arrangement of such financing difficult. CHEC’s management is monitoring the collectability of this loan and believes no reserve is required at December 31, 2008. However, among other factors, if the developer is unable to obtain the appropriate level of project financing and/or adverse ethanol regulations are enacted, the loan may become impaired in the future. CH Energy Group can make no prediction of the outcome at this time.

CAPITAL RESOURCES AND LIQUIDITY

CH Energy Group – Cash Flow Summary

          Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Year Ended December 31,
	2008	2007	2006

Net Cash Provided By (Used In):
Operating Activities	$109.3	$33.1	$87.9
Investing Activities	(88.7)	(73.7)	(88.7)
Financing Activities	(12.1)	27.8	(24.5)
Net change for the period	8.5	(12.8)	(25.3)
Balance at beginning of period	11.3	24.1	49.4
Balance at end of period	$19.8	$11.3	$24.1

          CH Energy Group’s cash and cash equivalents increased by $8.5 million for the year ended December 31, 2008 and decreased by $12.8 million and $25.3 million for the years ended December 31, 2007 and 2006 respectively. For each year, CH Energy Group’s working capital needs were provided by cash from operations and supplemented seasonally with short-term financing as needed. Capital expenditures, acquisitions, and dividends were funded with cash from operations above working capital needs, proceeds from the sale of short-term investments and supplemented with additional financing through the issuance of long-term debt.

          Net cash provided by operations was $109.3 million, $33.1 million and $87.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash provided by sales exceeded the period’s expenses and working capital needs for each year, particularly in 2008 and 2006. Cash from operations was also significantly impacted by an overpayment of federal income taxes in 2006 of $8.7 million, which was refunded in 2007. Other significant items that impacted cash from operations in each of these years included (In Millions):

	2008	2007	2006

Central Hudson’s pension plan contributions	$13.0	$6.3	$7.5
Central Hudson’s OPEB contributions	4.2	6.5	3.2
Manufactured Gas Plant site remediation	2.8	5.1	1.5

          Net cash used in investing activities was $88.7 million, $73.7 million and $88.7 million in the years ended December 31, 2008, 2007, and 2006, respectively. Cash was used primarily to fund investments in electric and natural gas systems of Central Hudson and for acquisitions at Griffith. These investing activities were partially offset by proceeds from the sale of property and plant and net proceeds from the sale of short-term investments held by the holding company in 2008 and 2007. These short-term investments were fully liquidated in the current year. Other significant uses of cash for investing activities included cash invested in the form of notes receivable from unconsolidated affiliates within the CH Energy Group’s Other Businesses and Investments business unit in 2007 and 2006.

          Net cash (used in) provided by financing activities was $(12.1) million, $27.8 million and $(24.5) million for the years ended December 31, 2008, 2007 and 2006, respectively. Financing activities have consistently included dividends paid each year and borrowings of long-term debt to finance investments in Central Hudson’s electric and natural gas systems as follows (In Millions):

	2008	2007	2006

Dividends paid	$34.1	$34.0	$34.0
Net borrowings of long-term debt	30.0	33.0	27.0

          Short-term debt activity consisted of net repayments of $7.0 million and $17.0 million in 2008 and 2006, respectively, based on the amount of the excess of cash provided from sales over expenses and working capital needs for those years. Net borrowings of $29.5 million in 2007 were used primarily to supplement the company’s working capital needs and to pay dividends in that year.

Central Hudson – Cash Flow Summary

          Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Year Ended December 31,
	2008	2007	2006

Net Cash Provided By (Used In):
Operating Activities	$68.1	$32.8	$67.9
Investing Activities	(80.2)	(83.3)	(70.5)
Financing Activities	11.0	52.4	0.1
Net change for the period	(1.1)	1.9	(2.5)
Balance at beginning of period	3.6	1.7	4.2
Balance at end of period	$2.5	$3.6	$1.7

          Central Hudson’s cash and cash equivalents decreased by $1.1 million for the year ended December 31, 2008, increased by $1.9 million for the year ended December 31, 2007 and decreased by $2.5 million for the year ended December 31, 2006. For each year, Central Hudson’s working capital needs were provided by cash from operations and supplemented with seasonally short-term financing as needed. Capital expenditures were funded with cash from operations above expenses and working capital needs and supplemented with additional financing through the issuance of long-term debt.

          Net cash provided by operations was $68.1 million, $32.8 million and $67.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash provided by sales exceeded the period’s expenses and working capital needs for each year, particularly in 2008. Cash from operations was also significantly impacted by an overpayment of federal income taxes in 2006 of $8.7 million, which was refunded in 2007. Other significant items that impacted cash from operations in each of these years included (In Millions):

	2008	2007	2006

Central Hudson’s pension plan contributions	$13.0	$6.3	$7.5
Central Hudson’s OPEB contributions	4.2	6.5	3.2
Manufactured Gas Plant site remediation	2.8	5.1	1.5

          Net cash used in investing activities of $80.2 million, $83.3 million and $70.5 million in the years ended December 31, 2008, 2007 and 2006, respectively, was primarily for investments in its electric and natural gas systems.

          Net cash provided by financing activities was $11.0 million, $52.4 million and $0.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. Financing activities have typically included dividends paid to CH Energy Group and borrowings of long-term debt to finance investments in electric and natural gas systems. In the current year, Central Hudson retained its net income to further invest in its transmission and distribution systems. A summary of this significant activity is as follows (In Millions):

	2008	2007	2006

Dividends paid to CH Energy Group	$0	$8.5	$8.5
Net borrowings of long-term debt	30.0	33.0	27.0

          Short-term debt activity consisted of net repayments of $17.0 million and $17.0 million in 2008 and 2006, respectively, based on the amount of excess of cash provided from sales over expenses and working capital needs for those years. Net borrowings of $29.5 million in 2007 were used primarily to supplement the company’s working capital needs and to pay dividends in that year.

Capitalization – Issuance of Treasury Stock

          Effective January 2, 2008, 12,100 restricted shares with a fair value upon issuance of $536,000 were granted under CH Energy Group’s Long-Term Equity Incentive Plan to certain officers and key employees of Griffith and an officer of CHEC. These shares were issued at fair market value on the date of grant, and for Griffith, are subject to a three-year vesting period contingent upon continued employment of each individual. Shares granted to the officer of CHEC vest ratably over the three-year vesting period contingent upon continued employment. Dividends paid on restricted shares held by Griffith officers and key employees will be automatically deferred and re-

invested in additional restricted shares. The shares granted were issued from CH Energy Group’s treasury stock on January 2, 2008 and are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock as of December 31, 2008. However, in accordance with SFAS 123(R), this issuance does not impact the number of common shares outstanding used in the basic EPS calculation in the Consolidated Statement of Income until 2009, when vesting begins.

          On May 1, 2008, performance shares earned as of December 31, 2007 for the award cycle with a grant date of March 24, 2005 were issued to participants. Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group’s treasury stock. Additionally, on July 2, 2008, a pro-rated number of shares under the April 25, 2006 and January 25, 2007 performance share grants were paid to retired officers in accordance with the plans in the form of shares issued from CH Energy Group’s treasury stock. A total of 8,983 shares were issued from CH Energy Group’s treasury stock and are presented in the consolidated balance sheet as an increase in common shares outstanding and as a reduction in treasury stock as of December 31, 2008. These shares were also included in the calculation of the average number of common shares outstanding used in the basic EPS calculation in the Consolidated Statement of Income for the year ended December 31, 2008.

          The Company intends to continue to utilize shares issued from CH Energy Group’s treasury stock for the payout of future performance awards.

Capital Structure

          CH Energy Group’s consolidated capital structure reflects the external debt and Preferred Stock of Central Hudson. CHEC’s long-term debt is comprised entirely of intercompany loans from CH Energy Group that are eliminated upon consolidation.

          As provided in the 2006 Rate Order, Central Hudson’s rates are based on a capital structure that reflects 45% common equity, but a common equity ratio up to 47% may be used for the purpose of determining earnings sharing. Central Hudson has been gradually increasing its equity ratio through retained earnings, based on the expectation that it will earn a return on the incremental equity through future delivery rates. Central Hudson’s proposed rate structure in its ongoing rate case reflects 48% common equity. These ratios are calculated according to a PSC methodology, which excludes short-term debt.

Contractual Obligations

          A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 12 – “Commitments and Contingencies.”

          The following is a summary of the contractual obligations for CH Energy Group and its affiliates as of December 31, 2008:

	Projected Payments Due By Period (In Thousands)

	Less than 1 year	Years Ending 2010-2011	Years Ending 2012-2013	2014 and After	Total

Long-Term Debt(1)	$20,000	$24,000	$66,000	$323,950	$433,950
Interest Payments - Long-Term Debt(1)	21,833	42,246	37,035	233,688	334,802
Operating Leases	3,193	5,446	4,170	4,178	16,987
Construction/Maintenance & Other Projects(2)	37,099	14,714	4,665	26	56,504
Purchased Electric Contracts(3)	112,961	134,986	8,060	7,672	263,679
Purchased Natural Gas Contracts(3)	66,796	64,232	21,287	26,664	178,979
Purchased Fixed Liquid Petroleum Contracts(4)	16,200	—	—	—	16,200

Total Contractual Obligations(5)	$278,082	$285,624	$141,217	$596,178	$1,301,101

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2008.

(2)

Including Specific, Term, and Service Contracts, briefly defined as follows: Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; Service Contracts include consulting, educational, and professional service contracts. The operations and maintenance contract for Lyonsdale (which includes a base management fee included in these totals for the year 2009) also contains provisions for additional performance-based compensation that are not included in the amounts shown.

(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(4)	Estimated based on pricing on December 31, 2008.

(5)	The estimated present value of CH Energy Group’s total contractual obligations is $935 million, assuming a discount rate of 5.5%.

          The following is a summary of the contractual obligations for Central Hudson as of December 31, 2008:

	Projected Payments Due By Period (In Thousands)

	Less than 1 year	Years Ending 2010-2011	Years Ending 2012-2013	2014 and After	Total

Long-Term Debt(1)	$20,000	$24,000	$66,000	$323,950	$433,950
Interest Payments - Long-Term Debt(1)	21,833	42,246	37,035	233,688	334,802
Operating Leases	1,677	2,951	2,882	2,860	10,370
Construction/Maintenance & Other Projects(2)	36,437	14,529	4,649	26	55,641
Purchased Electric Contracts(3)	112,961	134,986	8,060	7,672	263,679
Purchased Natural Gas Contracts(3)	66,796	64,232	21,287	26,664	178,979

Total Contractual Obligations(4)	$259,704	$282,944	$139,913	$594,860	$1,277,421

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2008.

(2)	Including Specific, Term, and Service Contracts, as defined in footnote (2) of the preceding chart.

(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(4)	The estimated present value of Central Hudson’s total contractual obligations is $912 million, assuming a discount rate of 5.5%.

          Central Hudson may also have an obligation to fund its Retirement Plan and OPEB. Decisions to fund the Retirement Plan are made annually and are primarily affected by the discount rate used to determine benefit obligations, current asset values and the projection of Retirement Plan assets. Based on the requirements of the Pension Protection Act, Central Hudson’s actuarial consultant provided estimated annual contributions under various economic scenarios for the four-year period from 2008-2011. The estimated contributions were calculated to achieve a 100% funded ratio by 2011 and not drop below 80% in any given year. Under economic growth assumptions of above average to average growth, annual contributions could range from $0-$23 million. Under a recession scenario that assumes both economic growth and inflation decline over a three year period before a partial recovery, annual contributions could range from $26-$84 million. The actual contributions could vary significantly based upon economic growth, projected investment returns, inflation, and interest rate assumptions. Estimated Retirement Plan contributions in 2009 are expected to range from $10-$20 million.

          Employer contributions in 2008 to fund OPEB were $4.2 million. Obligations for future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used. If these factors remain stable, OPEB contributions over the next few years are expected to range from $1-$5 million.

          The recent volatility in the financial markets has reduced the values of the Retirement Plan and the OPEB assets. Management believes that increasing discount rates will also reduce the present value of the plans’ liabilities. The net effect on the funded status of the plans may result in a reduction of the proportion of the plans liability that is currently funded. If future market conditions do not improve sufficiently to offset these changes, additional contributions will likely become necessary under the terms of the Pension Protection Act of 2006. Management expects that such contributions will be recovered in the rate making process over time. Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility. Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Retirement Plan strategy. Management cannot currently predict what impact the recent financial market volatility may have on the expected rate of return on plan assets or future funding decisions.

          Under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers these costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers. Based on the current policy, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

Anticipated Sources and Uses of Cash

          CH Energy Group’s cash flow is primarily generated by the operations of its direct subsidiaries, Central Hudson and CHEC. Generally, the subsidiaries do not accumulate cash but rather provide cash to CH Energy Group in the form of dividends and, in the case of CHEC, repayments on its intercompany loan.

          Central Hudson’s planned capital expenditures for construction and removal during 2009 are expected to total approximately $110 million. For 2010, planned capital expenditures are expected to range from $95 million to $105 million. Capital expenditures are expected to be funded with cash from operations and a combination of short-term and long-term borrowings. Central Hudson may alter its plan for capital expenditures as its business needs require.

          Based on the proposed terms in its July 2008 rate case filing Central Hudson intends to retain a significant portion of its 2009 earnings to fund a portion of its growth in long-lived assets while issuing approximately $30 million of its Series F medium-term notes to fund the remainder and to manage its capital structure. Additionally, Central Hudson’s rate case proposal reflects an increase in the equity ratio for the purpose of bolstering its financial integrity. The Company feels this is particularly important in the current economic climate. Accordingly, Central Hudson may receive a cash equity infusion of approximately $25 million from CH Energy Group to increase its equity ratio in 2009. Short-term debt is expected to be used to fund seasonal and temporary variations in working capital requirements. If wholesale energy prices increase, Central Hudson would expect a corresponding increase in its current level of working capital.

          CHEC’s capital expenditures are driven primarily by Griffith and are expected to be approximately $2.0 million during 2009, excluding acquisitions and investments arising from its business development activities. CHEC also began development of a landfill gas energy facility in Auburn, NY during 2008, and expects to invest $3.8 million to complete the first phase of that facility in 2009, bringing its total investment to $6.7 million. For 2010, capital expenditures, excluding acquisitions and investments arising from its business development activities, are expected to range from $2.5 million to $3.5 million. CHEC plans to continue to explore growth opportunities through its business development efforts.

          Assuming normal weather and a stable wholesale fuel price environment, Griffith is expected to generate sufficient cash flow to fund normal annual capital expenditures for facilities, equipment, and vehicles as well as return capital to CH Energy Group. Wholesale fuel prices, which are volatile and difficult to predict, remain the largest driver of potential variations in Griffith’s cash flow and financing needs. If the wholesale fuel price environment in 2009 is one of falling prices, management expects an additional return of working capital. In an environment of rising prices, increased working capital requirements would reduce cash flow and, depending on the magnitude of price increases, could require additional financing from CH Energy Group or expansion of short-term credit facilities.

          CH Energy Group believes cash generated from operations and funds obtained from its financing program will be sufficient in 2009 and the foreseeable future to meet working capital needs, pay dividends on its Common Stock, and fund investments and acquisitions to fulfill the Company’s growth objectives. CH Energy Group’s primary source of funds is the cash it generates from the operations of Central Hudson and CHEC, which could be affected by volatility in energy markets that affects their working capital needs and profitability. CH Energy Group’s secondary source of funds is its credit facility and its potential to raise capital with a long-term debt offering related to the unleveraged CHEC businesses. CH Energy Group’s ability to use its credit facility is contingent upon maintaining certain financial covenants. The Company does not anticipate that those covenants will restrict its access to funds in 2009 or the foreseeable future. CH Energy Group is currently evaluating its options for raising long-term debt that would be serviced by its CHEC businesses, and expects to complete an offering during 2009 if debt markets are favorable for such an offering.

Financing Program

          2008 was a challenging year in the financial markets. Financial stress among lenders constrained the availability of credit, despite government intervention in the markets and steep cuts in the federal funds target rate. Aversion to risk drove up credit spreads and the overall cost of issuing long-term debt. Equity values for broad market indices fell, making equity financing less attractive for many issuers. Despite these conditions, CH Energy Group remained well-positioned with a strong balance sheet and good access to credit. Significant capacity remains on CH Energy Group’s and Central Hudson’s committed credit facilities. While credit spreads have risen, Central Hudson’s strong credit position is expected to help facilitate access to long-term debt. However, management can make no assurance in regards to the availability or resulting terms and costs. With the exception of the use of treasury shares for several restricted share grants and performance share awards earned, no equity was issued in 2008. Throughout the downturn in equity markets following September 2008, CH Energy Group’s common stock traded at a premium to its book value. The Company continues to evaluate alternatives for issuing equity in 2009 and beyond as a source of capital for new investments.

          CH Energy Group maintains a $150 million revolving credit agreement with several commercial banks to provide committed liquidity beyond its cash balance. That agreement, amended in February 2008, expanded CH Energy Group’s committed credit from $75 million to $150 million for a period of five years from the effective date. At December 31, 2008, CH Energy Group had no outstanding borrowings under its credit agreement and had no long-term debt at the holding company level.

          Effective January 2, 2007 and pursuant to PSC authorization, Central Hudson amended its $75 million committed credit agreement with several commercial banks, increasing the committed credit to $125 million and extending the term of the agreement to January 2, 2012. In addition to this credit agreement, Central Hudson maintains several uncommitted lines of credit with various banks. These arrangements give Central Hudson competitive options to minimize the cost of its short-term borrowings. At December 31, 2008, Central Hudson had a $25.5 million outstanding balance under its uncommitted lines of credit and no outstanding balance under its committed credit agreement.

          The lenders under both the CH Energy Group ($150 million) and Central Hudson ($125 million) credit agreements include JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and Keybank National Association. The availability of these facilities is contingent upon the ability of the lenders to fulfill the commitments. If one or more banks were deemed at risk of being unable to meet their commitments, CH Energy Group and Central Hudson may seek alternative sources of committed credit to supplement the current agreements. CH Energy Group and Central Hudson plan for such a situation by reserving portions of the total commitment for unforeseen events.

          Central Hudson meets its need for long-term debt financing through a medium-term notes program. As a regulated electric and natural gas utility company, Central Hudson is required to obtain authorization from the PSC to issue securities with maturities greater than 12 months.

          The PSC issued an Order in September 2006, authorizing Central Hudson to issue medium-term notes of up to $140 million over the three-year period ending December 31, 2009. With this authorization, Central Hudson established its Series F notes. A summary of Series F issuances follows:

Date	Amount of Issuance	Term, Rate	Proceeds Used for:

March 23, 2007	$33,000,000	30-year, 5.80%	Redemption at maturity of $33,000,000 5-year, 5.87% Series D Notes

September 14, 2007	$33,000,000	10-year, 6.028%	Financing ongoing investments in electric and natural gas systems

November 18, 2008	$30,000,000	5-year, 6.854%	Financing ongoing investments in electric and natural gas systems

          Central Hudson has the authority under its financing order to issue up to an additional $44 million of Series F notes in 2009, which it currently intends to use to meet its financing needs resulting from capital expenditures and the maturity of $20 million of 10-year 6.00% Series C notes.

          Central Hudson plans to file a petition in 2009 for authorization of additional debt financing beyond the $140 million currently authorized. Upon authorization of this request from the PSC, Central Hudson plans to register a new series of medium-term notes during 2009.

          Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”). These NYSERDA bonds, totaling $166 million, are insured by Ambac Assurance Corporation (“Ambac”). During 2008, Ambac’s financial strength ratings were downgraded by Standard & Poor’s and Moody’s. Standard & Poor’s current rating is ‘A’ with a negative outlook 1 and Moody’s is ‘Baa1’ with a developing outlook 2. These rating actions apply to Central Hudson’s five Ambac-insured issues. The underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A2’/negative by Moody’s. 3

          Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008. Under the terms of the applicable indenture,

[1] Issued November 19, 2008

[2] Issued November 5, 2008

[3] These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating. Each rating should be evaluated independently of any other rating.

Central Hudson converted the bonds to a fixed rate of 6.5%, which will continue until their maturity in December 2028. Prior to the December 1, 2008 re-marketing, the bonds bore interest at 3.0%.

          Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

          Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode. Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a Dutch auction. Auctions in the market for municipal auction rate securities have experienced widespread failures since early 2008. Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period. Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central Hudson’s maximum rate results in interest rates that are generally higher than the expected results from the auction process. For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. Since the first auction failure in February, the applicable rate for Central Hudson’s bonds has ranged from 0.84% to 9.01% and averaged 3.68% for 2008. In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds. As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. A two-year, 4.5% cap on $115.9 million of debt expired March 31, 2008. Central Hudson replaced the expiring cap, effective April 1, 2008, with a one-year cap set at 3.0%. The interest rate cap is evaluated quarterly and Central Hudson would receive a payout under the terms of the cap if the index for short-term tax-exempt debt exceeds an average of 3.0% for the quarter. During 2008, the average for any quarter did not exceed the cap rate and therefore no payments were received in the current year.

          Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

          In January 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital. At December 31, 2008, Griffith had a $10 million outstanding balance under its uncommitted credit agreement.

          Effective July 31, 2007, CH Energy Group’s Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the “Repurchase Program”), which was originally authorized in 2002. As amended, the Repurchase Program authorizes the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of the Company’s outstanding Common Stock, from time to time, during the next five years, i.e., through July 31, 2012. No shares were purchased under the Repurchase Program in 2006, 2007, or 2008. CH Energy Group intends to set repurchase targets, if any, based on circumstances then prevailing.

          For more information on CH Energy Group’s and Central Hudson’s financing program, see Note 7 - “Short-Term Borrowing Arrangements,” Note 8 - “Capitalization - Common and Preferred Stock,” and Note 9 - “Capitalization - Long-Term Debt.”

Parental Guarantees

          For information on parental guarantees issued by CH Energy Group and CHEC, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Parental Guarantees.”

Product Warranties

          For information on product warranties issued by Griffith, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Product Warranties.”

Environmental Matters

          For information on environmental matters related to CH Energy Group, Central Hudson, CHEC, and Griffith, see subcaption “Environmental Matters” in Note 12 – “Commitments and Contingencies” under the caption “Contingencies.”

Related Parties

          For information on related parties to CH Energy Group and Central Hudson, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Related Party Transactions.”

COMMON STOCK DIVIDENDS AND PRICE RANGES

          CH Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective Common Stock in each year commencing in 1903, and the Common Stock has been listed on the New York Stock Exchange since 1945. The closing price as of December 31, 2008 and 2007 was $51.39 and $44.54, respectively. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

	2008			2007

	High	Low	Dividend	High	Low	Dividend

1st Quarter	$45.38	$34.53	$0.54	$53.79	$45.93	$0.54
2nd Quarter	40.73	34.25	0.54	50.78	43.49	0.54
3rd Quarter	48.92	34.00	0.54	50.22	42.85	0.54
4th Quarter	52.36	33.39	0.54	50.29	41.37	0.54

          In 2008, CH Energy Group maintained its quarterly dividend rate at $0.54 per share. In making future dividend decisions, CH Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

          The Settlement Agreement contains certain dividend payment restrictions on Central Hudson, including limitations on the amount of dividends payable if Central Hudson’s senior debt ratings are downgraded by more than one major rating agency due to performance or concerns about the financial condition of CH Energy Group or any CH Energy Group subsidiary other than Central Hudson. These limitations would result in the average annual income available for dividends on a two-year rolling average basis being reduced to: (i) 75%, if the downgrade were to a rating below “BBB+,” (ii) 50%, if the senior debt were placed on “Credit Watch” (or the equivalent) with a rating below “BBB,” or (iii) no dividends payable if the downgrade were to a rating below “BBB-.” These limitations survived the June 30, 2001, expiration of the Settlement Agreement. Central Hudson is currently rated “A” or the equivalent for the purposes of these limitations and therefore the limitations noted above do not apply.

          The number of registered holders of Common Stock of CH Energy Group as of December 31, 2008 was 15,415.

          All of the outstanding Common Stock of Central Hudson and all of the outstanding Common Stock of CHEC is held by CH Energy Group.

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

          Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including economic factors such as future outlooks for the economy, unemployment rates, energy prices and special collection issues. The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims. Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month. The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained. Historical changes to these items have not been material to the company’s financial results.

          See Note 1 – “Summary of Significant Accounting Policies” under the caption “Use of Estimates” to the Consolidated Financial Statements of this 10-K Annual Report for additional discussion.

          Goodwill and Other Intangible Assets: The balances reflected on CH Energy Group’s Consolidated Balance Sheet at December 31, 2008, December 31, 2007, and December 31, 2006 for “Goodwill” and “Other intangible assets – net” relate to Griffith. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.

          As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, titled Goodwill and Other Intangible Assets (“SFAS 142”), both goodwill and intangible assets not subject to amortization are tested at least annually for impairment and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. In assessing whether an impairment exists the fair value of the reporting units is compared to the carrying amount of assets. Fair value of goodwill is estimated using a discounted cash flow measurement. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flows. In applying this methodology, reliance is placed on a number of factors, including actual operating results, future business plans, economic projections and market data. The carrying amount for goodwill was $67.5 million as of December 31, 2008 and $63.4 million as of December 31, 2007. Historical impairment tests have not resulted in the recognition of any impairment. However, if the operating cash flows of Griffith decline significantly in the future, the result could be recognition of a future goodwill impairment charge to operations and the amount could be material to CH Energy Group’s Consolidated Financial Statements.

          The most significant assumptions used in the discounted cash flow valuation regarding Griffith’s fair value in connection with goodwill valuations are: (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) Griffith’s expected long-term growth rate, which approximates the growth rate imputed from the discrete period cash flow projections on key aspects of the business. The primary drivers of Griffith’s cash flow projections include sales volumes, margin rates and expense inflation, particularly for labor. The risk adjusted discount rate represents Griffith’s weighted average cost of capital and is established based on (1) the 30 year risk-free rate, which is impacted by events external to Griffith, such as investor expectations regarding economic activity, (2) Griffith’s required rate of return on equity, and (3) the current after tax rate of return on debt. In valuing its goodwill for 2008, Griffith used an average risk adjusted discount rate of 9.6%. Had the risk-adjusted discount rate been 25 basis points higher, the aggregate estimated fair value of the reporting units would have decreased by $4.7 million, or 2.8%. In addition, Griffith used an average expected terminal growth rate of 1.5%. If the expected terminal growth rate was 25 basis points lower, the aggregate estimated fair value of the reporting units would have decreased by $3.4 million, or 2.0%. Had each year in Griffith’s five-year cash flow projections been lower by 1.0%, the aggregate estimated fair value of the reporting units would have decreased by $0.6 million, or 0.4%. As of December 31, 2008, the fair value of goodwill as calculated was approximately $30 million above its carrying value.

          Other intangible assets - net relate to Griffith and are comprised of customer relationships, trademarks and covenants not to compete. If events indicate that an impairment exists, these assets are tested for impairment by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

          In accordance with SFAS 142 intangible assets that have finite useful lives continue to be amortized over their useful lives. The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition. However, if customer attrition were to substantially increase, a shorter amortization period would be used, resulting in an increase in amortization expense. For example, if a ten-year amortization period were initially used, annual amortization expense would increase by approximately $1.8 million. The estimated useful lives of trademarks range from five to fifteen years and are based upon management’s assessment of several variables such as brand recognition, management’s plan for the use of the trademark, and other factors which will affect the duration of the trademark’s life. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between two and ten years. The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.9 years, respectively. The weighted average amortization period for all amortizable intangible assets is 14.6 years. The estimated useful life of Griffith’s customer relationships is tested annually based on actual experience. The amortizable life of these assets has not changed since Griffith was acquired.

          See Note 6 – “Goodwill and Other Intangible Assets” of this 10-K Annual Report for additional discussion.

          Post-Employment Benefits: Central Hudson’s reported costs of providing non-contributory defined pension benefits as well as certain health care and life insurance benefits for retired employees are dependent upon numerous factors resulting from actual plan experience and assumptions of future plan performance.

          The significant assumptions and estimates used to account for the Retirement Plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the pension plan and other post-retirement plan assets, health care cost trend rate, the rate of compensation increase, mortality assumptions, and the method of amortizing gains and losses.

          For 2008 the Projected Benefit Obligation (“PBO”) for Central Hudson’s Retirement Plan ($423.5 million) and its obligation for OPEB costs ($119.0 million) were both determined using 6.2% discount rates. This rate was determined using the Citigroup Pension Discount Curve reflecting projected cash flows. A 0.25% change in the discount rate would affect the projection of the pension PBO by approximately $11.8 million and the OPEB obligation by approximately $3.4 million. Investment losses in the years 2000 through 2002, and a reduction in the discount rate during that period have resulted in a significant increase in pension and OPEB costs since 2001. Declines in the market value of the Trust Funds investment portfolio in 2008 are expected to result in significant future increases in pension costs. Increasing discount rates reduce the present value of the plans’ liabilities. The net effect on the funded status of the plans may result in a reduction of the proportion of the plans liability that is currently funded. If future market conditions do not improve sufficiently to offset these changes, additional contributions will likely become necessary under the terms of the Pension Protection Act of 2006. Management expects that such contributions will be incorporated in the rate making process over time. Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility. Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Retirement Plan strategy. Management cannot currently predict what impact the recent financial market volatility may have on the expected rate of return on plan assets or future funding decisions. A 0.25% change in the discount rate would impact the net periodic benefit cost by $1.2 million for the Retirement Plan and $0.4 million for OPEBs. In order to reduce the total costs of benefits, OPEB plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008.

          Central Hudson amortizes actuarial gains and losses related to these obligations over ten years in accordance with PSC-prescribed provisions.

          The expected long-term rate of return on Retirement Plan and OPEB assets is 8.0%, net of investment expense. In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on each plan’s target asset allocation. Central Hudson also considered expectations of value-added by active management, net of investment expenses. The actual annual return on Central Hudson’s Retirement Plan and OPEB assets over the previous three years are summarized as follows:

Calendar Year Performance	2008	2007	2006

Central Hudson Retirement Plan	(30.0)%	6.9%	12.7%
Central Hudson OPEB*	(26.4)%	5.0%	12.5%
Central Hudson OPEB*	(25.0)%	4.1%	12.7%

*	OPEB assets are comprised of two separate groups of investment funds

          A 25 basis point decrease in the expected long-term rate of return on Retirement Plan and OPEB assets would have the following impact: increase the net periodic benefit cost by $1.0 million for the pension plan and $0.2 million for OPEBs. The expected long-term rate of return is reviewed annually in the fourth quarter and updated if the determinants have changed.

          The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

	(In Thousands)
Effect on total of service and interest cost components for 2008	$1,076	$(894)

Effect on year-end 2008 post-retirement benefit obligation	$9,943	$(8,449)

          In accordance with the terms of the 2006 Rate Order, Central Hudson is authorized to defer any differences between rate allowances and actual costs for both its Retirement and OPEB plans.

          See Note 10 – “Post-Employment Benefits” of this 10-K Annual Report for additional discussion.

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

          All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value. For discussions relating to market risk and derivative instruments, see Item 7A – “Quantitative and Qualitative disclosure About Market Risk” and Note 14 – “Accounting for Derivative Instruments and Hedging Activities” of this 10-K Annual Report.

ITEM 7A -	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          2008 has been a challenging year in the financial markets with extraordinary volatility of commodity prices and interest rates. The practices employed by CH Energy Group and Central Hudson to mitigate risks discussed below continue to operate effectively. For related discussion on this activity, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subcaption “Capital Resources and Liquidity”, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Note 9 – Long-Term Debt within this 10-K Annual Report.

          The primary market risks for CH Energy Group and its subsidiaries and investments are commodity price risk and interest rate risk. Commodity price risk, related primarily to purchases of natural gas, electricity, and petroleum products for resale to retail customers, is mitigated in several different ways. Central Hudson, as authorized by the PSC in the 2006 Rate Order, collects its actual purchased electricity and purchased natural gas costs from its customers through cost adjustment clauses in its rates. These adjustment clauses provide for the collection of costs, including risk management and working capital costs, from customers to reflect the actual costs incurred in obtaining supply. Risk management costs are defined by the PSC as “costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers. These costs include transaction costs and gains and losses associated with risk management instruments.” Griffith may increase the prices charged for the commodities it sells in response to changes in costs; however, its ability to raise prices is limited by what the competitive market in which it participates will bear. Depending on market conditions, Central Hudson may enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities. Central Hudson also uses natural gas storage facilities, which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season.

CH Energy Group also bears commodity price risk for the purchase of corn and natural gas and the sale of ethanol and distillers grains by Cornhusker Holdings.

          Central Hudson and Griffith have in place an energy risk management program within their operations. This risk management program permits the use of derivative financial instruments for hedging purposes but does not permit their use for trading or speculative purposes. Central Hudson and Griffith have entered into either exchange-traded futures contracts or Over-the-Counter contracts with third parties to hedge commodity price risk associated with the purchase of natural gas, electricity, and petroleum products and to hedge the effect on earnings due to significant variations in weather conditions from historical patterns. The types of derivative instruments typically used include natural gas futures and swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, put and call options to hedge oil purchases, and degree-day based weather derivatives to hedge weather variations. In this latter case, Central Hudson and Griffith use such derivative instruments to dampen the impact of weather variations on delivery revenues. OTC derivative transactions are entered into only with counter-parties that meet certain credit criteria. The creditworthiness of these counter-parties is determined primarily by reference to published credit ratings. Commodity price risk related to both corn and ethanol is managed by Cornhusker Holdings at the entity level, not by CHEC or CH Energy Group directly.

          The use of derivative instruments for hedging purposes is discussed in more detail in Note 14 –“Accounting for Derivative Instruments and Hedging Activities”, which incorporates sensitivity analysis for each type of derivative instrument.

          Interest rate risk affects Central Hudson but is managed through the issuance of fixed-rate debt with varying maturities and of variable rate debt for which interest is reset on a periodic basis to reflect current market conditions. In the case of Central Hudson’s variable rate debt, the difference between costs associated with actual variable interest rates and costs embedded in customer rates is deferred for eventual refund to or recovery from customers. The variability in interest rates is also managed with the use of a derivative financial instrument known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism. Central Hudson replaced the expiring cap, effective April 1, 2008, with a one-year cap set at 3.0%. The interest rate cap is evaluated quarterly and Central Hudson would receive a payout under the terms of the cap if the index for short-term tax-exempt debt exceeds an average of 3.0% for the quarter. Please refer to Note 9 – “Capitalization – Long-Term Debt”, Note 15 – “Financial Instruments” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subcaption “Capital Resources and Liquidity” for additional disclosure related to long-term debt.

ITEM 8 -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

II – Supplementary Data

          Supplementary data are included in “Selected Quarterly Financial Data (Unaudited)” referred to in “I” above, and reference is made thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CH Energy Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying CH Energy Group Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Buffalo, New York
February 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central Hudson Gas & Electric Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation and its subsidiary (collectively, the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Central Hudson Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Buffalo, New York
February 10, 2009

CH ENERGY GROUP
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of CH Energy Group, Inc. (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting for CH Energy Group, Inc. (the “Corporation”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Corporation are being made only in accordance with authorization of Management and directors of the Corporation; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

          Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management determined that, as of December 31, 2008, the Corporation maintained effective internal control over financial reporting.

          The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT	CHRISTOPHER M. CAPONE
Chairman of the Board,	Executive Vice President
President, and	and Chief Financial Officer
Chief Executive Officer

February 10, 2009

CENTRAL HUDSON
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of Central Hudson Gas & Electric Corporation (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting for Central Hudson Gas & Electric Corporation (the “Corporation”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Corporation are being made only in accordance with authorization of Management and directors of the Corporation; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

          Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management determined that, as of December 31, 2008, the Corporation maintained effective internal control over financial reporting.

          The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT	CHRISTOPHER M. CAPONE
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

February 10, 2009

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006

Operating Revenues
Electric	$608,161	$616,839	$503,908
Natural gas	189,546	165,449	155,272
Competitive business subsidiaries
Petroleum Products	488,721	376,480	303,951
Other	46,423	37,989	30,302

Total Operating Revenues	1,332,851	1,196,757	993,433

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	371,828	388,569	298,621
Purchased natural gas	129,649	110,123	105,643
Purchased petroleum	417,400	318,020	256,975
Other expenses of operation - regulated activities	167,805	153,978	124,820
Other expenses of operation - competitive business subsidiaries	91,174	75,740	60,702
Depreciation and amortization	38,298	35,923	35,701
Taxes, other than income tax	37,991	35,136	33,491

Total Operating Expenses	1,254,145	1,117,489	915,953

Operating Income	78,706	79,268	77,480

Other Income and Deductions
Income from unconsolidated affiliates	568	1,895	1,810
Interest on regulatory assets and investment income	4,667	8,406	9,867
Other - net	28	(1,279)	(1,063)

Total Other Income	5,263	9,022	10,614

Interest Charges
Interest on long-term debt	20,518	18,653	16,425
Interest on regulatory liabilities and other interest	5,468	4,254	3,987

Total Interest Charges	25,986	22,907	20,412

Income before income taxes, preferred dividends of subsidiary and minority interest	57,983	65,383	67,682
Income Taxes	21,829	21,898	23,769
Minority Interest	103	(121)	(141)

Income before preferred dividends of subsidiary	36,051	43,606	44,054
Cumulative Preferred Stock dividends of subsidiary	970	970	970

Net Income	35,081	42,636	43,084
Dividends Declared on Common Stock	34,086	34,052	34,046

Change in Retained Earnings	$995	$8,584	$9,038

Common Stock:
Average shares outstanding
Basic	15,768	15,762	15,762
Diluted	15,805	15,779	15,779
Earnings per share
Basic	$2.22	$2.70	$2.73
Diluted	$2.22	$2.70	$2.73
Dividends Declared Per Share	$2.16	$2.16	$2.16

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year ended December 31,
	2008	2007	2006

Net Income	$35,081	$42,636	$43,084

Other Comprehensive Income:

Fair value of cash flow hedges - FAS 133:

Unrealized gains (losses) - net of tax of ($318), ($687) and $353	477	1,031	(529)

Reclassification for (gains) losses realized in net income -net of tax of $806, ($44) and ($116)	(1,208)	67	174

Net unrealized (losses) gains on investments held by equity method investees - net of tax of $258, ($402) and ($231)	(387)	604	346

Other comprehensive (loss) income	(1,118)	1,702	(9)

Comprehensive Income	$33,963	$44,338	$43,075

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2008	2007	2006

Operating Activities:
Net Income	$35,081	$42,636	$43,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,292	32,208	32,621
Amortization	5,006	3,715	3,080
Deferred income taxes - net	13,933	5,349	23,224
Provision for uncollectibles	12,470	5,853	5,675
Distributed (undistributed) equity in earnings of unconsolidated affiliates	756	(18)	(726)
Pension expense	12,377	12,697	(2,405)
Other post-employment benefits (“OPEB”) expense	9,844	10,097	5,217
Regulatory liability - rate moderation	(5,954)	(18,425)	(13,977)
Regulatory asset amortization	4,299	1,509	—
Minority interest	103	(121)	(141)
Gain on sale of property and plant	(143)	(627)	(3,421)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(7,071)	(65,210)	15,385
Fuel, materials and supplies	(2,857)	(3,764)	515
Special deposits and prepayments	6,809	(4,390)	(4,303)
Prepaid income taxes	—	11,244	(10,074)
Accounts payable	8,458	1,576	(13,265)
Accrued income taxes and interest	(621)	1,316	489
Customer advances	7,397	(2,687)	15,955
Pension plan contribution	(13,027)	(6,347)	(7,513)
OPEB contribution	(4,200)	(6,547)	(3,193)
Regulatory asset - Manufactured gas plant (“MGP”) site remediations	(2,834)	(5,050)	(1,485)
Deferred natural gas and electric costs	(12,453)	(3,310)	3,561
Customer benefit fund	(599)	(893)	(3,205)
Other - net	9,219	22,268	2,790

Net cash provided by operating activities	109,285	33,079	87,888

Investing Activities:
Purchase of short-term investments	—	(69,293)	(36,206)
Proceeds from sale of short-term investments	3,545	108,359	35,695
Acceptance of notes receivable	—	(4,200)	(2,144)
Proceeds from repayment of notes receivable	—	—	1,750
Proceeds from sale of property and plant	261	4,574	3,776
Additions to utility and other property and plant	(84,198)	(84,601)	(75,070)
Acquisitions made by competitive business subsidiaries	(9,262)	(25,614)	(14,732)
Other - net	1,012	(2,899)	(1,742)

Net cash used in investing activities	(88,642)	(73,674)	(88,673)

Financing Activities:
Redemption of long-term debt	—	(33,000)	—
Proceeds from issuance of long-term debt	30,000	66,000	27,000
(Repayments) borrowings of short-term debt - net	(7,000)	29,500	(17,000)
Dividends paid on Common Stock	(34,081)	(34,046)	(34,046)
Debt issuance costs	(1,050)	(667)	(458)

Net cash (used in) provided by financing activities	(12,131)	27,787	(24,504)

Net Change in Cash and Cash Equivalents	8,512	(12,808)	(25,289)
Cash and Cash Equivalents at Beginning of Period	11,313	24,121	49,410

Cash and Cash Equivalents at End of Period	$19,825	$11,313	$24,121

Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,633	$20,001	$21,251
Federal and state income tax paid	$10,029	$13,096	$10,807
Additions to plant included in liabilities	$17,876	$12,304	$4,169

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

	December 31,
	2008	2007

ASSETS
Utility Plant
Electric	$862,465	$807,412
Natural gas	263,874	248,894
Common	135,732	113,494

	1,262,071	1,169,800
Less: Accumulated depreciation	369,925	354,353

	892,146	815,447
Construction work in progress	53,778	75,866

Net Utility Plant	945,924	891,313

Non-Utility Property & Plant
Griffith non-utility property & plant	42,691	40,341
Other non-utility property & plant	15,345	12,783

	58,036	53,124
Less: Accumulated depreciation - Griffith	23,398	20,516
Less: Accumulated depreciation - other	2,212	1,372

Net Non-Utility Property & Plant	32,426	31,236

Current Assets
Cash and cash equivalents	19,825	11,313
Short-term investments - available-for-sale securities	—	3,545
Accounts receivable from customers - net of allowance for doubtful accounts; $8.8 million in 2008 and $4.8 million in 2007	131,727	139,107
Accrued unbilled utility revenues	12,657	12,022
Other receivables	7,914	6,568
Fuel, materials and supplies	36,585	33,321
Regulatory assets	60,502	35,012
Fair value of derivative instruments	—	1,218
Special deposits and prepayments	21,344	28,108
Accumulated deferred income tax	7,498	7,378

Total Current Assets	298,052	277,592

Deferred Charges and Other Assets
Regulatory assets - pension plan	197,934	51,393
Regulatory assets - OPEB	4,257	15,967
Regulatory assets - other	109,743	86,821
Goodwill	67,455	63,433
Other intangible assets - net	36,129	35,720
Unamortized debt expense	5,009	4,345
Investments in unconsolidated affiliates	9,711	12,226
Other investments	7,815	8,613
Other	15,728	16,089

Total Deferred Charges and Other Assets	453,781	294,607

Total Assets	$1,730,183	$1,494,748

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT’D)
(In Thousands)

	December 31,
	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized: $0.10 par value - 15,783,083 shares outstanding at December 31, 2008; 15,762,000 shares outstanding at December 31, 2007; 16,862,087 shares issued	$1,686	$1,686
Paid-in capital	350,873	351,230
Retained earnings	216,634	215,639
Treasury stock (1,079,004 shares December 31, 2008; 1,100,087 shares December 31, 2007)	(45,386)	(46,252)
Accumulated other comprehensive income	55	1,173
Capital stock expense	(328)	(328)

Total Common Shareholders’ Equity	523,534	523,148

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027
Long-term debt	413,894	403,892

Total Capitalization	958,455	948,067

Minority Interest	1,448	1,345

Current Liabilities
Current maturities of long-term debt	20,000	—
Notes payable	35,500	42,500
Accounts payable	52,824	44,880
Accrued interest	5,899	6,127
Dividends payable	8,765	8,760
Accrued vacation and payroll	6,628	7,640
Customer advances	30,442	23,045
Customer deposits	8,445	8,126
Regulatory liabilities	4,275	9,392
Fair value of derivative instruments	15,759	1,235
Accrued environmental remediation costs	5,757	2,703
Accrued income taxes	441	834
Deferred revenues	8,827	7,437
Other	27,974	16,820

Total Current Liabilities	231,536	179,499

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	—	1,167
Regulatory liabilities - other	130,893	110,496
Operating reserves	5,155	5,212
Accrued environmental remediation costs	21,796	15,027
Accrued OPEB costs	52,645	55,560
Accrued pension costs	161,674	11,202
Other	12,478	19,805

Total Deferred Credits and Other Liabilities	384,641	218,469

Accumulated Deferred Income Tax	154,103	147,368

Commitments and Contingencies
Total Capitalization and Liabilities	$1,730,183	$1,494,748

The Notes to Consolidated Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
(In Thousands, except share amounts)

	Common Stock $0.10 par value; 30,000,000 shares authorized		Treasury Stock					Accumulated Other Comprehensive Income / (Loss)	Total Common Shareholders’ Equity
						Capital
	Shares		Shares		Paid-In	Stock	Retained
	Issued	Amount	Repurchased	Amount	Capital	Expense	Earnings

Balance at January 1, 2006	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230	$(328)	$198,017	$(520)	$503,833
Net income							43,084		43,084
Dividends declared ($2.16 per share)							(34,046)		(34,046)
Change in fair value:
Derivative instruments								(529)	(529)
Investments								346	346
Reclassification adjustments for losses recognized in net income								174	174

Balance at December 31, 2006	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230	$(328)	$207,055	$(529)	$512,862
Net income							42,636		42,636
Dividends declared ($2.16 per share)							(34,052)		(34,052)
Change in fair value:
Derivative instruments								1,031	1,031
Investments								604	604
Reclassification adjustments for losses recognized in net income								67	67

Balance at December 31, 2007	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230	$(328)	$215,639	$1,173	$523,148
Net income							35,081		35,081
Dividends declared ($2.16 per share)							(34,086)		(34,086)
Treasury shares issued			21,083	866	(357)				509
Change in fair value:
Derivative instruments								477	477
Investments								(387)	(387)
Reclassification adjustments for gains recognized in net income								(1,208)	(1,208)

Balance at December 31, 2008	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$523,534

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF INCOME
(In Thousands)

	Year ended December 31,
	2008	2007	2006

Operating Revenues
Electric	$608,161	$616,839	$503,908
Natural gas	189,546	165,449	155,272

Total Operating Revenues	797,707	782,288	659,180

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	365,827	383,806	295,624
Purchased natural gas	129,649	110,123	105,643
Other expenses of operation	167,805	153,978	124,820
Depreciation and amortization	29,812	28,399	29,002
Taxes, other than income tax	37,270	34,576	33,135

Total Operating Expenses	730,363	710,882	588,224

Operating Income	67,344	71,406	70,956

Other Income and Deductions
Interest on regulatory assets and other interest income	3,171	5,743	6,516
Other - net	1,422	(480)	(661)

Total Other Income	4,593	5,263	5,855

Interest Charges
Interest on other long-term debt	20,518	18,653	16,425
Interest on regulatory liabilities and other interest	4,908	4,254	3,987

Total Interest Charges	25,426	22,907	20,412

Income Before Income Taxes	46,511	53,762	56,399

Income Taxes	19,273	20,326	21,528

Net Income	27,238	33,436	$34,871

Dividends Declared on Cumulative Preferred Stock	970	970	970

Income Available for Common Stock	$26,268	$32,466	$33,901

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year ended December 31,
	2008	2007	2006

Net Income	$27,238	$33,436	$34,871
Other Comprehensive Income	—	—	—

Comprehensive Income	$27,238	$33,436	$34,871

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2008	2007	2006

Operating Activities:
Net Income	$27,238	$33,436	$34,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,922	28,047	28,850
Amortization	890	352	152
Deferred income taxes - net	11,375	3,105	21,256
Provision for uncollectibles	7,892	4,850	4,435
Pension expense	12,377	12,697	(2,405)
OPEB expense	9,844	10,097	5,217
Regulatory liability - rate moderation	(5,954)	(18,425)	(13,977)
Regulatory asset amortization	4,299	1,509	—
Gain on sale of property and plant	—	(468)	(2,724)
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(13,205)	(39,577)	12,179
Fuel, materials and supplies	(6,845)	(1,466)	607
Special deposits and prepayments	5,952	(3,409)	(4,841)
Prepaid income taxes	—	10,477	(10,477)
Accounts payable	13,656	(4,111)	(8,466)
Accrued income taxes and interest	(3,434)	3,771	165
Customer advances	(1,268)	(5,065)	11,133
Pension plan contribution	(13,027)	(6,347)	(7,513)
OPEB contribution	(4,200)	(6,547)	(3,193)
Regulatory asset - MGP site remediations	(2,834)	(5,050)	(1,485)
Deferred natural gas and electric costs	(12,453)	(3,310)	3,561
Customer benefit fund	(599)	(893)	(3,205)
Other - net	9,464	19,125	3,772

Net cash provided by operating activities	68,090	32,798	67,912

Investing Activities:
Proceeds from sale of property and plant	—	862	3,011
Additions to utility plant	(78,931)	(81,288)	(71,411)
Other - net	(1,276)	(2,853)	(2,106)

Net cash used in investing activities	(80,207)	(83,279)	(70,506)

Financing Activities:
Redemption of long-term debt	—	(33,000)	—
Proceeds from issuance of long-term debt	30,000	66,000	27,000
(Repayments) borrowings of short-term debt - net	(17,000)	29,500	(17,000)
Dividends paid on cumulative Preferred Stock	(970)	(970)	(970)
Dividends paid to parent - CH Energy Group	—	(8,500)	(8,500)
Debt issuance costs	(1,050)	(667)	(458)

Net cash provided by financing activities	10,980	52,363	72

Net Change in Cash and Cash Equivalents	(1,137)	1,882	(2,522)
Cash and Cash Equivalents - Beginning of Period	3,592	1,710	4,232

Cash and Cash Equivalents - End of Period	$2,455	$3,592	$1,710

Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,080	$20,001	$17,649
Federal and state income tax paid	$11,355	$13,619	$10,766
Plant additions in liabilities	$17,876	$12,304	$4,169

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET
(In Thousands)

	December 31,
	2008	2007

ASSETS
Utility Plant
Electric	$862,465	$807,412
Natural gas	263,874	248,894
Common	135,732	113,494

	1,262,071	1,169,800

Less: Accumulated depreciation	369,925	354,353

	892,146	815,447

Construction work in progress	53,778	75,866

Net Utility Plant	945,924	891,313

Non-Utility Property and Plant	445	445
Less: Accumulated depreciation	32	30

Net Non-Utility Property and Plant	413	415

Current Assets
Cash and cash equivalents	2,455	3,592
Accounts receivable from customers - net of allowance for doubtful accounts; $4.0 million in 2008 and $2.8 million in 2007	85,352	81,264
Accrued unbilled utility revenues	12,657	12,022
Other receivables	3,447	2,858
Fuel, materials and supplies - at average cost	31,115	24,270
Regulatory assets	60,502	35,012
Special deposits and prepayments	18,573	24,481
Accumulated deferred income tax	4,685	6,676

Total Current Assets	218,786	190,175

Deferred Charges and Other Assets
Regulatory assets - pension plan	197,934	51,393
Regulatory assets - OPEB	4,257	15,967
Regulatory assets - other	109,743	86,821
Unamortized debt expense	5,009	4,345
Other investments	7,697	8,570
Other	2,433	3,695

Total Deferred Charges and Other Assets	327,073	170,791

Total Assets	$1,492,196	$1,252,694

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED BALANCE SHEET (CONT’D)
(In Thousands)

	December 31,
	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311
Paid-in capital	174,980	174,980
Retained earnings	118,944	92,676
Capital stock expense	(4,961)	(4,961)

Total Common Shareholder’s Equity	373,274	347,006

Cumulative Preferred Stock
Not subject to mandatory redemption	21,027	21,027

Long-term debt	413,894	403,892

Total Capitalization	808,195	771,925

Current Liabilities
Current maturities of long-term debt	20,000	—
Notes payable	25,500	42,500
Accounts payable	42,913	29,771
Accrued interest	5,895	6,127
Dividends payable - Preferred Stock	242	242
Accrued vacation and payroll	4,896	5,235
Customer advances	9,574	10,842
Customer deposits	8,317	7,990
Regulatory liabilities	4,275	9,392
Fair value of derivative instruments	15,759	1,235
Accrued environmental remediation costs	5,563	2,450
Accrued income taxes	87	3,289
Other	21,284	10,695

Total Current Liabilities	164,305	129,768

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	—	1,167
Regulatory liabilities - other	130,893	110,496
Operating reserves	3,898	4,243
Accrued environmental remediation costs	20,621	13,679
Accrued OPEB costs	52,645	55,560
Accrued pension costs	161,674	11,202
Other	11,891	19,390

Total Deferred Credits and Other Liabilities	381,622	215,737

Accumulated Deferred Income Tax	138,074	135,264

Commitments and Contingencies

Total Capitalization and Liabilities	$1,492,196	$1,252,694

The Notes to Consolidated Financial Statements are an integral part hereof.

CENTRAL HUDSON CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY
(In Thousands, except share amounts)

	Common Stock $5.00 par value; 30,000,000 shares authorized		Treasury Stock					Accumulated Other Comprehensive Income / (Loss)
						Capital			Total Common
	Shares		Shares		Paid-In	Stock	Retained		Shareholder’s
	Issued	Amount	Repurchased	Amount	Capital	Expense	Earnings		Equity

Balance at January 1, 2006	16,862,087	$84,311	—	$—	$174,980	$(4,961)	$43,309	$—	$297,639
Net income							34,871		34,871
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							(8,500)		(8,500)

Balance at December 31, 2006	16,862,087	$84,311	—	$—	$174,980	$(4,961)	$68,710	$—	$323,040
Net income							33,436		33,436
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							(8,500)		(8,500)

Balance at December 31, 2007	16,862,087	$84,311	—	$—	$174,980	$(4,961)	$92,676	$—	$347,006
Net income							27,238		27,238
Dividends declared
On cumulative Preferred Stock							(970)		(970)

Balance at December 31, 2008	16,862,087	$84,311	—	$—	$174,980	$(4,961)	$118,944	$—	$373,274

The Notes to Consolidated Financial Statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          CH Energy Group, Inc. (“CH Energy Group”) is the holding company parent corporation of Central Hudson Gas & Electric Corporation (“Central Hudson”) and Central Hudson Enterprises Corporation (“CHEC”). Central Hudson and CHEC are each wholly owned by CH Energy Group. Their businesses are comprised of a regulated electric utility and regulated natural gas utility, fuel distribution, cogeneration, energy management, and investments in energy-related assets.

          Central Hudson has one wholly owned subsidiary: Phoenix Development Company, Inc. (“Phoenix”). CHEC has two wholly owned subsidiaries: Griffith Energy Services, Inc. (“Griffith”) and CH-Auburn Energy, LLC (“CH-Auburn”).

          On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale Biomass, LLC (“Lyonsdale”). The operating results of Lyonsdale are consolidated in the financial statements of CH Energy Group. The minority interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale.

          CHEC’s investments in limited partnerships (“Partnerships”) and limited liability companies are accounted for under the equity method. CH Energy Group’s proportionate share of the change in fair value of available for sale securities held by the Partnerships is recorded in CH Energy Group’s Consolidated Statement of Comprehensive Income. For more information, see Note 5 – “Acquisitions and Investments.”

Basis of Presentation

          This Annual Report on Form 10-K is a combined report of CH Energy Group and Central Hudson. The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson. CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CHEC. Operating results of Griffith, CH-Auburn and Lyonsdale are consolidated in the Consolidated Financial Statements of CH Energy Group. The minority interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale. Intercompany balances and transactions have been eliminated in consolidation.

          The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes the Financial Accounting Standards Board’s

(“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). For additional information regarding regulatory accounting see Note 2 – “Regulatory Matters.”

Reclassification

          Certain amounts in the 2007 and 2006 Consolidated Financial Statements have been reclassified to conform to the 2008 presentation.

Use of Estimates

          Preparation of the financial statements in accordance with GAAP includes the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimated, but the methods used by CH Energy Group to prepare estimates have historically produced reliable results. Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), reserves for uncollectible accounts receivable, other operating reserves, unbilled revenues, and pension and other post-retirement benefits. Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in this Note under the caption “Depreciation and Amortization”). Amortizable intangible assets include customer relationships related to Griffith, which are amortized based on an assessment of customer attrition as described in Note 6 – “Goodwill and Other Intangible Assets.”

          Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including special collection issues. In the current year, the increase in the allowance for doubtful accounts reflects the impact of higher energy prices and the weak economy on customer’s ability to pay their bills. The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims. Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month. The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained. Estimated unbilled revenues are reported as current assets, and include amounts recorded both in revenues and as a regulatory liability. Revenues for 2008, 2007 and 2006 include an estimate for unbilled revenues of $8.2 million, $7.8 million and $6.6 million, respectively. Pursuant to regulatory requirements, a portion of unbilled revenue is offset by a regulatory liability and is not included in revenues. The portion of unbilled revenues offset by a regulatory liability at December 31, 2008, 2007 and 2006 was $4.4 million, $4.2 million and $3.2 million, respectively.

          The significant assumptions and estimates used to account for the pension plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the retirement plan and post-retirement plan assets, the rate of compensation increase, the healthcare cost trend rate, mortality assumptions, and the method of amortizing gains and losses.

          Estimates are also reflected for certain commitments and contingencies where there is sufficient basis to project a future obligation. Disclosures related to these certain commitments and contingencies are included in Note 12 – “Commitments and Contingencies.”

Rates, Revenues, and Cost Adjustment Clauses

          Central Hudson’s electric and natural gas retail rates are regulated by the New York State Public Service Commission (“PSC”). Transmission rates, facilities charges, and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission (“FERC”).

          Central Hudson’s tariffs for retail electric and natural gas service include purchased electricity and purchased natural gas cost adjustment clauses by which electric and natural gas rates are adjusted to collect the actual purchased electricity and purchased natural gas costs incurred in providing service.

Revenue Recognition

          Central Hudson records revenue on the basis of meters read. In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month. The estimate covers 30 days subsequent to the meter-read date. As of December 31, 2008, and 2007, the portion of estimated electric unbilled revenues that is unrecognized in accordance with current regulatory agreements were $9.8 million and $10.2 million, respectively. The full amount of estimated natural gas unbilled revenues are recognized on the Consolidated Balance Sheet.

          CH Energy Group’s deferred revenue balances as of December 31, 2008, and December 31, 2007 were $8.8 million and $7.4 million, respectively. The deferred revenue balance will be recognized in competitive business subsidiaries operating revenues over the 12-month term of the respective customer contract.

          As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses). Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

          Griffith records revenue when products are delivered to customers or services have been rendered. Deferred revenues include unamortized payments from fuel oil burner maintenance and tank service agreements, as well as fees paid by customers for price-protected programs. These agreements require a one-time payment from the customer at inception of the agreements.

          For Central Hudson and Griffith, payments received from customers who participate in budget billing, whose balance represents the amount paid in excess of deliveries received at December 31, are included in customer advances. On an annual basis, each such customer’s budget billings are reconciled with their actual purchases and the accounts are settled.

Cash and Cash Equivalents

          For purposes of the Consolidated Statement of Cash Flows and the Consolidated Balance Sheet, CH Energy Group and Central Hudson consider temporary cash investments with a maturity (when purchased) of three months or less, to be cash equivalents.

Short-Term Investments

          CH Energy Group’s short-term investments held through January 14, 2008 consisted of auction rate securities (“ARS”) and variable rate demand notes (“VRDN”), which have been classified as current available-for-sale securities pursuant to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. ARS and VRDN are debt instruments with a long-term nominal maturity and a mechanism that resets the interest rate at regular intervals. As of January 14, 2008, the Company no longer holds investments in these types of securities.

Fuel, Materials and Supplies

          Fuel, materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method

Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

          The following is a summary of CH Energy Group’s and Central Hudson’s inventories:

	CH Energy Group

	(In Thousands) December 31,
	2008	2007

Natural gas	$22,684	$16,250
Petroleum products and propane	2,782	6,794
Fuel used in electric generation	586	696
Materials and supplies	10,533	9,581

Total	$36,585	$33,321

	Central Hudson

	(In Thousands) December 31,
	2008	2007

Natural gas	$22,684	$16,250
Petroleum products and propane	550	554
Fuel used in electric generation	343	371
Materials and supplies	7,538	7,095

Total	$31,115	$24,270

Utility Plant – Central Hudson

          The costs of additions to utility plant and replacements of retired units of property are capitalized at original cost. Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits, and allowances for funds used during construction (“AFUDC”), as further discussed below. The replacement of minor items of property is included in operating expenses.

          The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service as required by the PSC.

          The following summarizes the type and amount of assets included in the Electric, Natural Gas, and Common categories of Central Hudson’s utility plant balances:

	Estimated Depreciable	Utility Plant (In Thousands) December 31,
	Life in Years	2008	2007

Electric
Production	27-75	$32,110	$23,786
Transmission	28-85	199,463	179,387
Distribution	11-80	630,021	603,373
Other	40	871	866

Total		$862,465	$807,412

Natural Gas
Production	25-75	$5,414	$5,245
Transmission	18-70	43,796	42,202
Distribution	30-85	214,172	200,954
Other	N/A	492	493

Total		$263,874	$248,894

Common
Land and Structures	50	$54,084	$37,022
Office and Other Equipment, Radios, and Tools	8-35	36,074	35,486
Transportation Equipment	8-12	40,390	38,989
Other	5	5,184	1,997

Total		$135,732	$113,494

Allowance For Funds Used During Construction

          Central Hudson’s regulated utility plant includes AFUDC, which is defined as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income. The AFUDC rate was 3.00% in 2008, 5.25% in 2007, and 5.25% in 2006. The amounts recorded for years 2008, 2007, and 2006 are $0.6 million, $1.1 million, and $0.6 million, respectively.

Depreciation and Amortization

          The regulated assets of Central Hudson include electric, natural gas, and common assets and are listed under the heading “Utility Plant” on Central Hudson’s and

CH Energy Group’s Consolidated Balance Sheets. The accumulated depreciation associated with these regulated assets is also reported on the Consolidated Balance Sheets.

          For financial statement purposes, Central Hudson’s depreciation provisions are computed on the straight-line method using rates based on studies of the estimated useful lives and estimated net salvage values of properties. The anticipated costs of removing assets upon retirement are generally provided for over the life of those assets as a component of depreciation expense. This depreciation method is consistent with industry practice and the applicable depreciation rates have been approved by the PSC.

          SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $47.6 million and $47.8 million of net cost of removal as a regulatory liability as of December 31, 2008 and 2007, respectively.

          Central Hudson performs depreciation studies periodically and, upon approval by the PSC, periodically adjusts the depreciation rates of its various classes of depreciable property. Central Hudson’s composite rates for depreciation were 2.74% in 2008, 2.78% in 2007, and 2.95% in 2006 of the original average cost of depreciable property. The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 29.4% in 2008, 30.4% in 2007, and 30.9% in 2006.

          For financial statement purposes, Griffith’s and Lyonsdale’s depreciation provisions are computed on the straight-line method using depreciation rates based on the estimated useful lives of the depreciable property and equipment. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

          Amortization of intangibles (other than goodwill) is computed on the straight-line method over the assets’ expected useful lives. See Note 6 – “Goodwill and Other Intangible Assets” for further discussion.

Research and Development

          Central Hudson is engaged in the conduct and support of research and development (“R&D”) activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy. Central Hudson’s R&D expenditures were $3.9 million in 2008, $3.5 million in 2007, and $3.2 million in 2006. These expenditures were for internal research programs and for contributions to research administered by New York State Energy Research and Development Authority (“NYSERDA”), the Electric Power Research Institute, and other industry organizations. R&D expenditures are provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service. In addition, the PSC has authorized that differences between R&D expense and the rate allowances covering these costs be deferred for future recovery from or return to customers.

Income Tax

          CH Energy Group and its subsidiaries file consolidated federal and state income tax returns. Income taxes are deferred under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the asset and liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues. For federal and state income tax purposes, CH Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets. Deferred investment tax credits are amortized over the estimated life of the properties giving rise to the credits. For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under Article 9-A of the New York State Tax Law. Griffith and Lyonsdale file state income tax returns in those states in which they conduct business. For more information, see Note 4 – “Income Tax.”

Equity-Based Compensation

          CH Energy Group has an equity-based employee compensation plan that is described in Note 11 – “Equity-Based Compensation.”

Earnings Per Share

          The following table presents CH Energy Group’s basic and diluted earnings per share included on the Consolidated Statement of Income:

	2008			Year ended December 31, 2007			2006

	(In Thousands, except for Earnings Per Share)
	Avg. Shares	Net Income	Earnings Per Share	Avg. Shares	Net Income	Earnings Per Share	Avg. Shares	Net Income	Earnings Per Share

Earnings applicable to Common Stock - continuing operations		$35,081			$42,636			$43,084

Average number of common shares outstanding - basic	15,768		$2.22	15,762		$2.70	15,762		$2.73

Average dilutive effect of:
Stock options(1) (2)	—	(1)	—	1	(31)	—	3	(18)	—
Performance shares(2)	25	—	—	16	—	—	14	—	—
Restricted shares(2)	12	—	—	—	—	—	—	—	—

Average number of common shares outstanding - diluted	15,805	$35,080	$2.22	15,779	$42,605	$2.70	15,779	$43,066	$2.73

(1)

For 2008 and 2007, certain stock options have been excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock shares for each of the years presented. The number of Common Stock shares represented by the options excluded from the above calculation were 39,980 shares for 2008 and 18,420 shares for 2007. For 2006, there are no stock options excluded from the above calculation.

(2)	See Note 11 – “Equity-Based Compensation” for additional information regarding stock options, performance shares and restricted shares.

Related Party Transactions

          Thompson Hine LLP serves as general counsel to CH Energy Group and Central Hudson. Two partners in that firm serve as Secretary and Assistant Secretary of each corporation. The Secretary and Assistant Secretary appointments serve to assist in the closure of specified transactions in the ordinary course of business. While neither partner receives additional compensation for these appointments, time spent performing these duties is charged to CH Energy Group and Central Hudson on an hourly basis. The combined total fees paid by CH Energy Group and Central Hudson to Thompson Hine LLP were $3.6 million in 2008, $3.4 million in 2007, and $2.6 million in 2006.

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

          The guarantees described above have been issued to counter-parties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges. At December 31, 2008, the aggregate amount of subsidiary obligations covered by these guarantees was $16.0 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Other Guarantees

          Central Hudson has a reimbursement obligation with respect to a $6.8 million standby letter of credit issued by a financial institution to support a real estate transaction that is expected to close in mid-2009. No premium has been received or is receivable by Central Hudson in connection with this letter of credit. This uncollateralized letter of credit was issued February 29, 2008 and expires September 30, 2009. The maximum potential amount of future payments Central Hudson could be required to make under this reimbursement obligation is $6.8 million. As of December 31, 2008, no events or circumstances had arisen that would require Central Hudson to perform under this reimbursement obligation, and the carrying amount of the liability was zero.

Product Warranties

          Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties. CH Energy Group’s approximate aggregate potential liability for product warranties at December 31, 2008 and 2007 was not material. CH Energy Group’s liabilities for these product warranties were determined by accruing the present value of future warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

FIN 46R – Consolidation of Variable Interest Entities

          FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as it relates to the consolidation of a variable interest entity (“VIE”). FIN 46R provides guidance on the identification of a variable interest and a VIE to determine when the assets, liabilities, and results of operations should be consolidated in a company’s financial statements. A VIE is an entity that is not controllable through voting interests where the equity investment at risk is not sufficient to permit the VIE to finance its activities without additional subordinated financial support provided by any party, including the equity holders. A company that holds a variable interest in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.

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

          On December 31, 2008, CH Energy Group reported one major category of assets and liabilities at fair value: derivative contracts. Derivative contracts are measured on a recurring basis. The fair value of CH Energy Group’s reportable assets and liabilities at December 31, 2008 by category and hierarchy level follows.

Fair Value Measure at December 31, 2008

		Using

Asset or Liability Category	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities

Derivative Contracts

Central Hudson - Electric	$(5,538)	$—	$—	$(5,538)
Central Hudson - Natural Gas	(10,221)	(10,221)	—	—

TOTAL LIABILITIES	$(15,759)	$(10,221)	$—	$(5,538)

          The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy for the year ended December 31, 2008:

Year ended December 31, 2008

(In Thousands)

Balance at Beginning of Year	$77

Unrealized gains and (losses)	937
Realized gains and (losses)	(6,552)
Purchases, issuances, sales and settlements	—
Transfers in and/or out of Level 3	—

Balance at End of Year	$(5,538)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at December 31, 2008	$—

          Derivative Contracts – CH Energy Group’s derivative contracts are typically either exchange-traded or over-the counter (“OTC”) instruments. Exchange-traded and OTC derivatives are valued based on listed market prices. On December 31, 2008, Central Hudson’s derivative contracts were comprised of wholesale contracts for differences (“Swap Contracts”) for electricity and natural gas. Electric Swap Contracts are valued using the New York Independent System Operator (“NYISO”) Swap Futures Closing Price as posted on NYMEX Clearport and have been classified as Level 3 assets in the fair value hierarchy since Clearport uses unobservable inputs in its determination of the futures closing price. Management believes these prices approximate fair value for these instruments. Natural gas Swap Contracts are valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price or counterparty valuations, and have been classified within Level 1 of the fair value hierarchy. For natural gas Swap Contracts valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price, the latter component is immaterial. As of December 31, 2008, all of Central Hudson’s open electric and natural gas Swap Contracts were in a liability position and therefore the only credit risk considered in the fair value assessment is that associated with Central Hudson. Based on Central Hudson’s current senior unsecured debt ratings by Moody’s, S&P and Fitch,

Management has concluded that the credit risk associated with Central Hudson’s nonperformance related to these instruments is not significant and therefore no adjustment was made to the fair value. Unrealized gains and losses on Central Hudson’s derivative contracts have no impact on earnings. Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC-authorized deferral accounting mechanisms, with no material impact on cash flows, results of operations or liquidity. Realized gains and losses on Central Hudson’s Level 3 energy derivative assets are reported as part of purchased electricity and fuel used in electric generation in Central Hudson’s Consolidated Statement of Income as the corresponding amounts are either recovered from or returned to customers through electric cost adjustment clauses in revenues. Central Hudson’s derivative contracts also include weather hedging instruments and interest rate call options, the fair values of which are not material.

          The fair value of Griffith’s derivative positions on December 31, 2008 was not material.

          For additional information about CH Energy Group’s derivative contracts, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities.”

Common Stock Dividends

          CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings. More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis. Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates. Further restrictions are imposed for any downgrades below this level. Central Hudson is currently rated “A” or the equivalent. As of December 31, 2008, the amount of Central Hudson’s retained earnings that were free of restrictions was $29.4 million. CH Energy Group’s other subsidiaries do not have restrictions on their ability to pay dividends.

          On December 18, 2008, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable February 2, 2009, to shareholders of record as of January 9, 2009.

NOTE 2 - REGULATORY MATTERS

          In response to the May 1996 Order, the PSC issued in its generic Competitive Opportunities Proceeding, Central Hudson, PSC Staff, and certain other parties entered into a settlement agreement (the “Settlement Agreement”). The PSC approved the

Settlement Agreement by its final Order effective June 30, 1998, for which a final amendment was approved as of March 7, 2000.

          The Settlement Agreement, which expired on June 30, 2001, included the following major provisions which survive its expiration date: (i) certain limitations on ownership of electric generation facilities by Central Hudson and its affiliates in Central Hudson’s franchise territory; (ii) standards of conduct in transactions between Central Hudson, CH Energy Group, and any other subsidiaries of CH Energy Group (such as CHEC and Griffith); (iii) prohibitions against Central Hudson making loans to CH Energy Group or any other subsidiary of CH Energy Group and against Central Hudson guaranteeing debt of CH Energy Group or any other subsidiary of CH Energy Group; (iv) limitations on the transfer of Central Hudson employees to CH Energy Group or other CH Energy Group subsidiaries; (v) certain dividend payment restrictions on Central Hudson; and (vi) treatment of savings up to the amount of an acquisition’s or merger’s premium or costs flowing from a merger with another utility company.

Regulatory Accounting Policies

          Central Hudson follows GAAP, which for regulated public utilities includes SFAS 71. Under SFAS 71, regulated companies such as Central Hudson apply AFUDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities (see the caption “Summary of Regulatory Assets and Liabilities” of this Note) when it is probable that those costs and credits will be recoverable through the rate-making process in a period different from when they otherwise would have been reflected in income. For Central Hudson, these deferred regulatory assets and liabilities, and the related deferred taxes, are then either eliminated by offset as directed by the PSC or reflected in the Consolidated Statement of Income in the period in which the same amounts are reflected in rates. In addition, current accounting practices reflect the regulatory accounting authorized in the most recent settlement agreement or rate order, as the case may be.

Summary of Regulatory Assets and Liabilities

          The following table sets forth Central Hudson’s regulatory assets and liabilities:

	December 31,
	2008	2007

	(In Thousands)
Regulatory Assets (Debits):

Current:
Deferred purchased electric and natural gas costs (Note 1)	$41,931	$29,477
FAS 133 - deferred unrealized losses (Note 14)	15,759	1,235
Residual natural gas deferred balances	2,812	4,300

	60,502	35,012

Long-term:
Deferred pension costs	197,934	51,393
Carrying charges - pension reserve	10,642	6,477
Deferred costs - MGP site remediation (Note 12)	30,397	17,386
Deferred OPEB costs (Note 10)	4,257	15,967
Deferred debt expense on re-acquired debt (Note 8)	5,442	6,032
Residual natural gas deferred balances	22,825	25,298
Income taxes recoverable through future rates	26,874	22,399
Storm Costs	3,085	—
Other	10,478	9,229

	311,934	154,181

Total Regulatory Assets	$372,436	$189,193

Regulatory Liabilities (Credits):

Current:
Rate moderation - excess electric depreciation reserve	$—	$5,930
Income taxes refundable through future rates	4,275	3,462

	4,275	9,392

Long-term:
Customer benefit fund	4,266	4,865
Deferred cost of removal (Note 1)	47,630	47,819
Excess electric depreciation reserve	32,313	32,371
Income taxes refundable through future rates	19,756	9,488
Deferred OPEB costs	—	1,167
Carrying charges - OPEB reserve	5,633	2,854
Other	21,295	13,099

	130,893	111,663

Total Regulatory Liabilities	$135,168	$121,055

Net Regulatory Assets	$237,268	$68,138

          The significant regulatory assets and liabilities include:

          Deferred Pension Costs: Deferred pension costs recoverable from customers include the following: (A) As discussed further in Note 10 – “Post-Employment Benefits,” the amount of deferred pension cost undercollected as of December 31, 2008, and December 31, 2007, includes $192.1 million and $48.4 million, respectively, related to the accounting required under SFAS 158 for recording the funded status. (B) The remaining $5.8 million and $3.0 million at December 31, 2008 and 2007, respectively are the cumulative undercollected pension costs in excess of amounts provided in rates.

          Carrying Charges – Pension Reserve: Under the policy of the PSC regarding pension costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson’s defined benefit pension plan. For further discussion regarding this plan, see Note 10 – “Post-Employment Benefits.”

          Residual Natural Gas Deferred Balances: The net regulatory asset balance to be amortized over a seven-year period beginning July 1, 2007, as prescribed by the 2006 Rate Order.

          Income Taxes Recoverable: Regulatory asset balance established to offset deferred tax liabilities determined under the provisions of SFAS 109 and for which it is probable that they will be recoverable from customers.

          Storm Costs: On December 11, 2008, an ice storm disrupted service to approximately 72,000 customers in the Company’s service region. The Company believes that the restoration costs of approximately $3.1 million are recoverable in rates and has petitioned the PSC for authority to defer these costs.

          Excess Electric Depreciation Reserve: Per the 2006 Rate Order, $52.5 million of excess electric depreciation reserve was transferred in 2006. The transfer represented a portion of the electric depreciation reserve that was in excess of the theoretical book reserve based on depreciation rates approved by the PSC in 2006. The 2006 Rate Order prescribed the use of excess depreciation reserves to offset regulatory assets and to apply the remainder for rate moderation.

          Income Taxes Refundable: Central Hudson adopted SFAS 109 in 1993, with the effect of increasing Central Hudson’s net deferred taxes. As it is probable that the related balances will be refundable to customers, Central Hudson established a net regulatory liability for these balances.

          Customer Benefit Fund: The 2006 Rate Order prescribes the use of the residual balance to fund economic development and competitive metering initiative programs.

          Carrying Charges – OPEB Reserve: Under the policy of the PSC regarding OPEB costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson’s OPEB plan. For further discussion regarding this plan, see Note 10 – “Post-Employment Benefits.”

          In terms of recoverability, regulatory asset balances at December 31, 2008, reflect the following (in millions):

          Balances with offsetting accrued liability balances recoverable when future costs are actually incurred:

o	Deferred pension and OPEB costs	$196.4
o	Income taxes recoverable through future rates	26.9
o	Deferred costs – MGP sites	26.2
o	Other	4.4

		253.9

          Balances earning a return via inclusion in rates and/or the application of carrying charges:

o	Residual natural gas deferred balances	21.9
o	Deferred pension costs*	5.8
o	Storm costs ^	3.1
o	Other*	15.5

		46.3

          Subject to current recovery:

o	Deferred purchased electric and natural gas costs	57.7
o	Residual natural gas deferred balances	2.8

		60.5

          Accumulated carrying charges*:

o	Pension reserve	10.6
o	Other	1.1

		11.7

	Total Regulatory Assets	$372.4

^	Subject to recovery in Central Hudson’s filed petition.

*	Subject to recovery in Central Hudson’s future rate proceedings.

2001 Rate Order

          Central Hudson continued to operate, through June 30, 2006, under the terms of a Rate Plan approved by the PSC on October 25, 2001, and further modified by the PSC on June 14, 2004 (“2001 Rate Order”).

          Two initiatives survived the expiration of the 2001 Rate Order: 1) Economic Development and 2) Competitive Metering Initiative. These programs are funded by the Customer Benefit Fund, established to benefit customers as a result of proceeds retained from Central Hudson’s sale of generating assets in 2001.

2006 Rate Order

          From July 1, 2006 through June 30, 2009, Central Hudson operates under the terms of the 2006 Rate Order, which provides for the following:

•	Electric delivery revenues increase of $53.7 million over the three-year term with annual rate increases of approximately $17.9 million on July 1, 2006, July 1, 2007, and July 1, 2008.

•	Natural gas delivery revenues increase by $14.1 million with rate increases of $8 million on July 1, 2006, and $6.1 million on July 1, 2007.

•

Delivery rates based on an ROE of 9.6% with an earnings sharing threshold of 10.6%, above which Central Hudson is to share 50% with its customers. Earnings above 11.6% are shared 65% with customers and earnings above 14.0% are allocated entirely to customers.

•	Limits on Central Hudson’s ability to defer certain costs if earnings exceed an 11.0% ROE, however, these deferral limitations will not cause earnings to be reduced below 11.0%.

•

Rates based on a capital structure that includes 45% common equity, however the actual proportion of common equity, up to a limit of 47%, is used to determine the ROE for the purpose of earnings sharing.

•	Continued full recovery of all purchased natural gas and electricity costs through existing monthly supply cost recovery mechanisms.

•

Established targets for electric, natural gas, and common plant expenditures, and increased allowances for the recovery of operating costs, including transmission and distribution Right-of-Way (“ROW”) maintenance expenses. The capital expenditure targets are subject to true-up provisions, requiring deferral of 150% of the revenue requirement of any shortfalls in spending over the 2006 Rate Order’s three-year term, if such shortfall is expected to exist at June 30, 2009. Commencing on July 1, 2009, should such shortfall exist, it will be subject to carrying charges.

•

Transmission and distribution ROW maintenance expenses are also subject to true-up provisions over the 2006 Rate Order’s three-year term, requiring the deferral of shortfalls in actual expenditures, if such shortfall is expected to exist at June 30, 2009. Commencing on July 1, 2009, should such shortfall exist, it will be subject to carrying charges.

•	Increased rate allowances and continued deferral accounting authorization for the recovery of expenses for pensions, OPEB, stray voltage testing, MGP site remediation, and certain other expense items.

•

Additional funding to assist low-income customers in paying their energy bills as well as continued funding of programs to encourage customers to explore new opportunities available through the competitive retail supply markets.

•	Penalty-only performance mechanisms with established targets for specified levels of performance related to customer service quality, natural gas safety, and electric reliability measures.

          As a result of failing to meet electric reliability targets, Central Hudson recorded a penalty of $0.7 million for 2006. The 2006 penalty has been deferred for future pass back to customers. No penalties were recorded in 2008 and 2007.

Other PSC Proceedings

          On December 11, 2008, Central Hudson’s service territory experienced a severely damaging ice storm which disrupted service to approximately 72,000 customers. The restoration costs for the storm totaled approximately $3.8 million. On December 31, 2008, Central Hudson filed a petition with the PSC for the authority to defer the incremental costs of the December 11, 2008 storm which are approximately $3.1 million. These costs are recorded as a regulatory asset in the Consolidated Balance Sheet. Central Hudson believes these costs are recoverable in rates but cannot predict the outcome of the filed petition.

Other Regulatory Matters

Non-Utility Land Sales

Central Hudson

          On June 23, 2006, the PSC issued an Order approving the proposed transfers of ownership interests in 48 parcels of non-utility property and the recognition of any gains realized upon the transfers for the benefit of shareholders.

          Central Hudson did not sell any parcels of non-utility property during 2008. Central Hudson sold a total of four and thirty seven parcels of non-utility real property for $0.5 million and $2.2 million, respectively, in excess of book value and transaction costs, during the year ended December 31, 2007 and 2006. This excess is recorded as a reduction to Other Expenses of Operation on the Consolidated Statement of Income.

NOTE 3 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

          New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Impact*	Status	Category	Reference	Title	Issued Date	Effective Date

1	Under Assessment	Postretirement Benefit Plan Assets	FSP SFAS 132(R)-1	Employers’ Disclosures about Postretirement Benefit Plan Assets	Dec-08	Dec-09
1	Under Assessment	Equity Method Investments	EITF 08-6	Equity Method Investment Accounting Considerations	Nov-08	Jan-09
1	Under Assessment	Credit Derivatives	FSP SFAS 133-1 and FIN 45-4	Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161	Sep-08	Jan-09
1	Under Assessment	GAAP Hierarchy	SFAS 162	The Hierarchy of Generally Accepted Accounting Principles	May-08	TBD
1	Under Assessment	Share-Based Payments	FSP EITF 03-6-1	Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities	May-08	Jan-09
1	Under Assessment	Derivative Instruments	SFAS 161	Disclosures About Derivative Instruments and Hedging Activities	Mar-08	Jan-09
1	Under Assessment	Business Combinations	SFAS 141R	Business Combinations - Revised	Dec-07	Jan-09
1	Under Assessment	Noncontrolling Interests	SFAS 160	Noncontrolling Interest in Consolidated Financial Statements	Dec-07	Jan-09
1	Under Assessment	Intangible Assets	FSP FAS 142-3	Determining the Useful Life of Intangible Assets	Nov-07	Jan-09

2	Implemented	Fair Value	SFAS 157	Fair Value Measurement	Sep-06	Jan-08
2	Implemented	Fair Value	FSP FAS 157-1	Application of SFAS No. 133 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under SFAS No. 13	Feb-08	Jan-08
2	Implemented	Fair Value	FSP FAS 157-2	Effective Date of SFAS No. 157	Feb-08	Jan-08
2	Implemented	Fair Value	FSP FAS 157-3	Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active	Oct-08	Oct-08
2	Implemented	Pension, Postretirement	SFAS 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - Measurement Date Change	Sep-06	Jan-08
2	Implemented	Fair Value	SFAS 159	Establishing the Fair Value Option for Financial Assets and Liabilities	Feb-07	Jan-08
2	Implemented	Derivative Instruments	FIN 39-1	Amendment of FIN No. 39, Offsetting of Amounts Related to Certain Contracts	Apr-07	Jan-08

3	Not Currently Applicable	Defensive Intangible Assets	EITF 08-7	Accounting for Defensive Intangible Assets	Nov-08	Jan-09
3	Not Currently Applicable	Financial Assets and VIEs	FSP FAS 140-4 and FIN 46(R)-8	Disclosures About Transfers of Financial Assets and Interests in Variable Interest Entities	Nov-08	Dec-08
3	Not Currently Applicable	Financial Guarantee Insurance Contracts	SFAS 163	Accounting for Financial Guarantee Insurance Contracts - an Interpretation of FASB Statement No. 60	May-08	Jan-09
3	Not Currently Applicable	Convertible Debt	FSP APB 14-1	Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion	May-08	Jan-09
3	Not Currently Applicable	Financial Assets	FSP FAS 140-3	Accounting for Transfers of Financial Assets and Repurchase Financing Transactions	Feb-08	Jan-09
3	Not Currently Applicable	Collaborative Arrangements	EITF 07-1	Accounting for Collaborative Arrangements	Nov-07	Jan-09

*Impact Key:

1 - No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.

2 - Following the chart, the impacts are separately disclosed as of standard effective dates.

3 - No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries.

Standards Under Assessment

          FSP No. SFAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP defines the objectives of the disclosures as providing users of the financial statements with an understanding of how investment allocation decisions are made, pertinent factors of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in the plan assets for the period, and significant concentrations of credit risk within plan assets. In accomplishing these objectives, expanded disclosures related to pension and other postretirement benefit plans will be made beginning for fiscal periods ending after December 15, 2009.

          EITF 08-6 provides guidance related to certain accounting considerations for equity method investments. Specifically, this guidance clarifies the accounting guidance on issues related to the determination of the initial carrying value of an equity method investment, the performance of impairment assessments of underlying indefinite-lived intangible assets of an equity method investment, the accounting for the issuance of shares by an equity method investment, and the accounting for a change in an investment from the equity method to the cost method. The Task Force reached a consensus on these issues and issued this final EITF at their November 2008 meeting with an effective date for fiscal periods beginning on or after December 15, 2008.

          FSP No. SFAS 133-1 and FIN 45-4 require more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of the instruments. The guidance also amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require increased disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment or performance risk of a guarantee. Finally, the FSP clarifies that SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, is effective for any reporting period beginning after November 15, 2008.

          SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). It is not expected that this Statement will result in a change in current practice.

          FSP No. EITF 03-6-1 clarifies that instruments granted in share-based payment transactions are considered participating securities prior to vesting if they contain non-forfeitable rights to dividends or dividend equivalents and therefore need to be included in the computation of EPS under the two-class method described in SFAS No. 128, Earnings Per Share. Beginning in 2009, all prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP.

          SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, and quantitative data about the fair value of and gains and losses on derivative contracts. SFAS 161 also requires more information about the location and amounts of derivative instruments in financial statements, how derivatives are accounted for under SFAS 133, and how hedges affect the entity’s financial position, financial performance and cash flows. CH Energy Group will consider the need to expand its disclosures related to derivatives in accordance with this standard beginning with its first quarterly filing on Form 10-Q in 2009.

          The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. This standard applies to all transactions or events in which an entity obtains control of one or more businesses, and to combinations achieved without the transfer of consideration. Under SFAS 141R acquisition-related costs can no longer be capitalized and included as a cost of the acquired business, but rather these costs must be expensed in the period incurred. CH Energy Group will implement this standard as of January 1, 2009.

          SFAS 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that an entity provides in its consolidated financial statements. It is not expected that this statement will have a significant impact on CH Energy Group’s financial statements.

          FASB Staff Position (“FSP”) No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The guidance is intended to improve consistency between the recognized useful asset life, and the period of expected cash flows used to measure the fair value of the asset. It is not expected that this statement will impact CH Energy Group.

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

          FSP No. FAS 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or 141R regardless of whether those assets and liabilities are related to leases. FSP No. FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. Non-financial assets or liabilities that are recognized or disclosed at fair value at least once a year are excluded from this deferral. As a result of this partial deferral, CH Energy Group has not applied the provisions of SFAS 157 to its asset retirement obligation, goodwill, and other non-financial assets and liabilities acquired in its business combinations. FSP No. FAS 157-3 provides guidance on how to value securities in markets that are not active. For additional information on fair value measurements, see Note 1 – “Summary of Significant Accounting Policies.”

          SFAS 158 requires an employer that sponsors a defined benefit pension or other post-retirement plans to report the current economic status (i.e., the overfunded or underfunded status) of each such plan in its statement of financial position by measuring plan assets and benefit obligations on the same date as the employer’s assets and liabilities. SFAS 158 became effective for fiscal years ending after December 15, 2006, with an exception for the provision to change the measurement date, which is effective and was implemented by CH Energy Group on January 1, 2008. For additional information about the impact of this adjustment, see Note 10 – “Post-Employment Benefits”.

          SFAS 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. CH Energy Group adopted SFAS 159 on January 1, 2008, but did not make any fair value elections for instruments eligible under this standard upon adoption, or in the year ended December 31, 2008.

          CH Energy Group adopted FSP No. FIN 39-1 on January 1, 2008. FSP No. FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the rights to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative agreements if the receivable or payable arises from the same master netting arrangement as the derivative instrument. This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative contracts” (as defined by SFAS 133). In accordance with FSP No. FIN 39-1, CH Energy Group has elected net presentation for its derivative contracts under master netting agreements. At December 31, 2008, Central Hudson was the only subsidiary with master netting agreements in place for its derivatives, and had no collateral posted against the fair value amount of derivatives under any of these agreements. If collateral were posted, CH Energy Group’s policy is to also report the collateral positions on a net basis. For more information regarding CH

Energy Group’s derivative contracts, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities”.

NOTE 4 - INCOME TAX

          CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return. CHEC, Griffith, and Lyonsdale also file state income tax returns in those states in which they conduct business.

          The Article 9-A state income tax obligation was recovered from Central Hudson customers as a revenue tax through June 30, 2006, the expiration date of the 2001 Rate Plan. Effective July 1, 2006, and in accordance with the 2006 Rate Order, the state income tax obligation in accordance with Article 9-A is included in base rates of Central Hudson, in the same manner as Central Hudson’s federal income tax obligation is already included.

          As a result of CHEC’s ownership in Cornhusker Energy Lexington Holdings, LLC (“Cornhusker Holdings”) and Lyonsdale, a $1.6 and $1.4 million benefit for federal production tax credits, for 2008 and 2007, respectively, is included in CH Energy Group’s federal income tax expense. CHEC investments in Cornhusker Holdings and Lyonsdale are discussed further in Note 5 – “Acquisitions and Investments.”

          FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, titled Accounting for Income Taxes. Due to no uncertain tax positions, no interest or penalties have been recorded in the financial statements. If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other” current liabilities on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income. CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group. The statute of limitations for federal tax years 2005 through 2008 are still open for audit. The New York State income tax return is currently open for audit for tax years 2002 through 2008, and tax years 2002 through 2004 are currently under audit.

          See Note 2 – “Regulatory Matters” under the caption “Summary of Regulatory Assets and Liabilities” for additional information regarding CH Energy Group’s and its subsidiaries’ income taxes.

Components of Income Tax

          The following is a summary of the components of state and federal income taxes for CH Energy Group as reported in its Consolidated Statement of Income:

	2008	2007	2006

	(In Thousands)
Federal income tax	$6,611	$14,630	$482
State income tax	1,285	1,919	63
Deferred federal income tax	12,403	4,636	20,108
Deferred state income tax	1,530	713	3,116

Total income tax	$21,829	$21,898	$23,769

          Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income:

	2008	2007	2006

	(In Thousands)
Net income	$35,081	$42,636	$43,084
Preferred Stock dividends of Central Hudson	970	970	970
Minority interest	103	(121)	(141)
Federal income tax	6,611	14,630	482
State income tax	1,285	1,919	63
Deferred federal income tax	12,403	4,636	20,108
Deferred state income tax	1,530	713	3,116

Income before taxes	$57,983	$65,383	$67,682

Computed federal tax at 35% statutory rate	$20,294	$22,884	$23,689
State income tax net of federal tax benefit	2,137	1,812	2,985
Depreciation flow-through	2,738	2,437	2,870
Cost of Removal	(1,432)	(1,185)	(1,139)
Production tax credits	(1,606)	(1,366)	(1,011)
Other	(302)	(2,684)	(3,625)

Total income tax	$21,829	$21,898	$23,769

Effective tax rate - federal	32.8%	29.5%	30.4%
Effective tax rate - state	4.8%	4.0%	4.7%

Effective tax rate - combined	37.6%	33.5%	35.1%

          In 2008, the effective federal income tax rate increase was due primarily to the unfavorable impacts of reductions in tax exempt interest and flow-through items related to depreciation, reserves and the Medicare Act of 2003.

          The following is a summary of the components of deferred taxes as reported in CH Energy Group’s Consolidated Balance Sheet:

	December 31,
	2008	2007

	(In Thousands)
Accumulated Deferred Income Tax Asset:
Excess depreciation reserve	$12,801	$15,173
Unbilled revenues	16,778	15,163
Plant-related	23,194	24,846
OPEB expense	21,721	19,721
Other	34,948	13,097

Accumulated Deferred Income Tax Asset:	109,442	88,000

Accumulated Deferred Income Tax Liability:
Depreciation	147,982	138,029
Repair Allowance	11,856	11,815
Pension expense	12,641	15,024
Residual deferred gas balance	10,083	11,835
Other	73,485	51,287

Accumulated Deferred Income Tax Liability	256,047	227,990

Net Deferred Income Tax Liability	146,605	139,990
Net Current Deferred Income Tax Asset	7,498	7,378

Net Long-term Deferred Income Tax Liability	$154,103	$147,368

          The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Consolidated Statement of Income:

	2008	2007	2006

	(In Thousands)
Federal income tax	$6,186	$13,944	$562
State income tax	1,712	3,277	(290)
Deferred federal income tax	10,496	2,814	18,632
Deferred state income tax	879	291	2,624

Total income tax	$19,273	$20,326	$21,528

          Reconciliation: The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Consolidated Statement of Income:

	2008	2007	2006

	(In Thousands)
Net income	$27,238	$33,436	$34,871
Federal income tax	6,186	13,944	562
State income tax	1,712	3,277	(290)
Deferred federal income tax	10,496	2,814	18,632
Deferred state income tax	879	291	2,624

Income before taxes	$46,511	$53,762	$56,399

Computed federal tax at 35% statutory rate	$16,279	$18,817	$19,740
State income tax net of federal tax benefit	1,992	2,421	2,436
Depreciation flow-through	2,738	2,437	2,870
Cost of Removal	(1,432)	(1,185)	(1,139)
Other	(304)	(2,164)	(2,379)

Total income tax	$19,273	$20,326	$21,528

Effective tax rate - federal	35.8%	31.2%	34.0%
Effective tax rate - state	5.6%	6.6%	4.2%

Effective tax rate - combined	41.4%	37.8%	38.2%

          In 2008, the effective federal income tax rate increase was due primarily to the unfavorable impacts of reductions in tax exempt interest and flow-through items related to depreciation, reserves and the Medicare Act of 2003.

          The following is a summary of the components of deferred taxes as reported in Central Hudson’s Consolidated Balance Sheet:

	December 31,
	2008	2007

	(In Thousands)
Accumulated Deferred Income Tax Asset:
Unbilled revenues	$16,778	$15,163
Plant-related	23,194	24,846
OPEB expense	21,721	19,721
Excess depreciation reserve	12,801	15,173
Other	32,135	12,394

Accumulated Deferred Income Tax Asset:	106,629	87,297

Accumulated Deferred Income Tax Liability:
Depreciation	145,721	135,820
Repair Allowance	11,856	11,815
Pension expense	12,641	15,024
Residual deferred gas balance	10,083	11,835
Other	59,717	41,391

Accumulated Deferred Income Tax Liability	240,018	215,885

Net Deferred Income Tax Liability	133,389	128,588
Net Current Deferred Income Tax Asset	4,685	6,676

Net Long-term Deferred Income Tax Liability	$138,074	$135,264

NOTE 5 - ACQUISITIONS AND INVESTMENTS

Acquisitions

          During the year ended December 31, 2008, 2007 and 2006, Griffith acquired fuel distribution companies as follows (In Millions):

Year Ended	# of Acquired Companies	Purchase Price	Total Intangible Assets(1)	Goodwill	Total Tangible Assets

December 31, 2008	4	$9.3	$8.5	$4.0	$0.8
December 31, 2007	13	$25.6	$22.1	$10.6	$3.5
December 31, 2006	9	$3.6	$3.4	$1.3	$0.2

Total	26	$38.5	$34.0	$15.9	$4.5

(1)	Including goodwill.

          Twelve of the above noted acquisition transactions have agreements containing clauses (known as “earn out provisions”) for a possible additional payment provided certain conditions are met. These provisions increase the purchase price if certain sales volumes are attained. An additional $129,700 was paid in 2006 as a result of these provisions. The amount of this additional payment was added to goodwill. 2008 and 2007 payments were not material.

          In 2008, Griffith acquired four fuel distribution and service companies consisting of one each located in Connecticut and Delaware and two located in Pennsylvania for a total of $9.3 million.

          On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst Renewables Corporation (“Catalyst”) for $10.8 million, including a working capital adjustment of $1.0 million. CHEC allocated the total purchase price based on the fair value of assets acquired and liabilities assumed as follows: Current Assets of $1.3 million, Other Property and Plant of $9.6 million, and Current Liabilities of $0.1 million. Catalyst remains the owner of a minority share of Lyonsdale and will provide asset management services to Lyonsdale under a contract expiring April 12, 2009. Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant, which began operation in 1992. The plant is located in Lyonsdale, New York. The energy and capacity of the plant is being sold at a fixed price to an investment grade rated counter-party pursuant to a contract beginning May 1, 2006, and ending December 31, 2014. For the period April 12, 2006 through December 31, 2008, the operating results of Lyonsdale have been consolidated in the Consolidated Financial Statements of CH Energy Group.

Investments

          In the fourth quarter of 2004, CHEC acquired a 12% interest in preferred units issued by Cornhusker Holdings for $2.7 million and also agreed to acquire $8.0 million of subordinated notes issued by Cornhusker Holdings. As of December 31, 2008, CHEC had acquired all of these subordinated notes. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC, a fuel ethanol production facility located in Nebraska that began operation as of the end of January 2006. This investment is accounted for under the equity method. As of December 31, 2008, CHEC’s total investment in Cornhusker consisted of subordinated notes totaling $9.5 million, including interest, and an equity investment of $3.0 million.

          On March 10, 2006, CHEC closed on a $4.9 million investment in CH-Community Wind Energy, LLC, a joint venture between CHEC and Community Energy, Inc. that owns an 18% interest in two wind farm projects in the Mid-Atlantic region. Located near Wilkes-Barre, Pennsylvania, the 24 MW Bear Creek wind project, and the 7.5 MW Jersey Atlantic project, built at a wastewater treatment plant in Atlantic City, New Jersey, are both commercially operational. CHEC’s ownership represents a minority interest in each project. This investment is accounted for under the equity method.

          In the fourth quarter of 2007, CHEC’s subsidiary, CH-Auburn Energy LLC (“CH-Auburn”), entered into a 15-year Energy Services Agreement (“ESA”) to supply the City of Auburn, NY (the “City”) with a portion of its electricity needs by constructing and operating a 3-megawatt electric generating plant in Auburn that will burn gas derived from wastewater sludge and a landfill to generate renewable power. As of December 31, 2008, CH-Auburn has incurred approximately $2.9 million of design and construction costs related to this investment. CH-Auburn is consolidated in the Consolidated Financial Statements of CH Energy Group.

          Under its agreement with the City, CH-Auburn will sell electricity and hot water to the City at a rate that is a function of the project’s actual capital costs and operating costs. The rate charged to the City is capped at a budgeted maximum value. Currently, the rate has reached its cap under the ESA, and, in accordance with the ESA, CH-Auburn has stopped work, pending decision by the parties. If the City does not increase the cap, or if certain schedule-related criteria are not met, CH-Auburn may terminate the agreement and recover its full investment in the project.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

          Goodwill, customer relationships, trademarks and covenants not to compete associated with acquisitions are included in intangible assets. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition. The balances reflected on CH Energy Group’s Consolidated Balance Sheet at December 31, 2008, and 2007, for “Goodwill” and “Other intangible assets – net” relate to Griffith. In July 2001, the FASB issued SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite useful lives no longer be amortized to expense, but instead be periodically reviewed for impairment. Annually, Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment for all periods presented. No impairment existed. Impairment testing compares the fair value of Griffith to its carrying amount. Fair value of the reporting unit is estimated using a discounted cash flow measurement. The carrying amount for goodwill was $67.5 million as of December 31, 2008 and $63.4 million as of December 31, 2007. For tax purposes, goodwill is amortized ratably over a 15-year period, beginning in the month of acquisition.

          Intangible assets include separate, identifiable, intangible assets such as customer relationships, trademarks, and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition. The estimated useful lives of trademarks range from 10 to 15 years and are based upon management’s assessment of several variables such as brand recognition, management’s plan for the use of the trademark, and other factors that will affect the duration of the trademark’s life. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment annually in the fourth quarter, and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.

          The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.9 years, respectively. The weighted average amortization period for all amortizable intangible assets is 14.6 years.

           The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	December 31, 2008		December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer Relationships	$55,171	$22,248	$51,451	$18,593
Trademarks	2,956	372	2,490	101
Covenants Not to Compete	1,605	983	1,420	947

Total Amortizable Intangibles	$59,732	$23,603	$55,361	$19,641

          Amortization expense was $4.1 million $3.4 million and $2.9 million for each of the year ended December 31, 2008, 2007, and 2006, respectively. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $4 million.

NOTE 7 - SHORT-TERM BORROWING ARRANGEMENTS

          CH Energy Group maintains a $150 million revolving credit agreement with several commercial banks to provide committed liquidity. This agreement’s term expires in February 2013. For the years ended December 31, 2008 and 2007, there were no borrowings under this agreement. The notes payable balances reported in the CH Energy Group Consolidated Balance Sheet reflect the borrowings of CH Energy Group’s subsidiaries as of December 31, 2008 and 2007, as discussed below.

          Central Hudson maintains a revolving credit agreement with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012. As of December 31, 2008 and December 31, 2007, there were no borrowings under Central Hudson’s revolving credit agreement.

          Both the CH Energy Group and Central Hudson credit agreements reflect commitments from JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and Keybank National Association. The availability of these facilities is contingent upon the ability of the lenders to fulfill their commitments.

          Central Hudson also maintains certain uncommitted lines of credit that diversify its sources of cash and provide competitive options to minimize its cost of short-term debt. As of December 31, 2008 and December 31, 2007, Central Hudson’s outstanding balance on these lines of credit, in aggregate was $25.5 million and $42.5 million, respectively.

          As of December 31, 2008, Central Hudson had $20 million in current maturities of long-term debt in addition to the $25.5 million in total short-term notes payable discussed above.

          On January 18, 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital, and for general corporate purposes. Under the terms of the line, the maximum borrowing amount is $25 million during the period between December 1st of each year and May 31st of each following year, and $15 million during the period between June 1st and November 30th of each year. As of December 31, 2008 there were $10 million in borrowings under this agreement. The obligations of Griffith under the line of credit are guaranteed by CH Energy Group and CHEC.

Debt Covenants

          CH Energy Group’s $150 million credit facility and Central Hudson’s $125 million credit facility both require the satisfaction of certain restrictive covenants, including a ratio of total debt-to-total capitalization of no more than 0.65 to 1.00. Currently, both CH Energy Group and Central Hudson are in compliance with all of these debt covenants.

          Griffith’s credit facility requires CH Energy Group to be in compliance with certain restrictive covenants as set forth in CH Energy Group’s $150 million credit facility.

NOTE 8 - CAPITALIZATION - COMMON AND PREFERRED STOCK

          For a schedule of activity related to common stock, paid-in capital, and capital stock, see the Consolidated Statements of Shareholders’ Equity for CH Energy Group and Central Hudson.

          Cumulative Preferred Stock: Central Hudson, $100 par value; 210,300 shares authorized, not subject to mandatory redemption:

		Shares Outstanding
	Redemption Price 12/31/08
		December 31,
Series		2008	2007

4.50%	107.00	70,285	70,285
4.75%	106.75	19,980	19,980
4.35%	102.00	60,000	60,000
4.96%	101.00	60,000	60,000

		210,265	210,265

          There were no repurchases in 2006, 2007 or 2008.

          In the event of a liquidation of the Company, the holders of the Cumulative Preferred Stock are entitled to receive the redemption price (in the case of a voluntary liquidation) or the par value (in the case of an involuntary liquidation) plus, in either case, accrued dividends.

          Capital Stock Expense: Expenses incurred on issuance of capital stock are accumulated and reported as a reduction in common equity.

          Repurchase Program: On July 25, 2002, the Board of Directors of CH Energy Group authorized a Common Stock Repurchase Program (“Repurchase Program”) to repurchase up to 4 million shares, or approximately 25% of its outstanding Common Stock, over the five year period ending July 31, 2007. On July 27, 2007, the Board of Directors of CH Energy Group extended and amended the Repurchase Program, effective July 31, 2007. As amended, the Repurchase Program authorizes the repurchase of up to 2,000,000 shares (excluding shares purchased before July 31, 2007) or approximately 13% of the Company’s outstanding common stock, from time to time, over the five year period ending July 31, 2012. No shares were repurchased under the Repurchase Program during the years ended December 31, 2008, 2007, and 2006. CH Energy Group reserves the right to modify, suspend, renew, or terminate the Repurchase Program at any time without notice.

NOTE 9 - CAPITALIZATION - LONG-TERM DEBT

Details of Central Hudson’s long-term debt are as follows:

		December 31,
Series	Maturity Date	2008	2007

		(In Thousands)
Promissory Notes:

1999 Series C (6.00%)	Jan. 15, 2009	$20,000	$20,000
2003 Series D (4.33%)(d)	Sep. 23, 2010	24,000	24,000
2002 Series D (6.64%)(d)	Mar. 28, 2012	36,000	36,000
2008 Series F (6.854%) (b)	Nov. 01, 2013	30,000	—
2004 Series D (4.73%)(d)	Feb. 27, 2014	7,000	7,000
2004 Series E (4.80%)(e)	Nov. 05, 2014	7,000	7,000
2007 Series F (6.028%)(b)	Sep. 01, 2017	33,000	33,000
2004 Series E (5.05%)(e)	Nov. 04, 2019	27,000	27,000
1999 Series A (5.45%)(a)	Aug. 01, 2027	33,400	33,400
1999 Series C (a)(c)	Aug. 01, 2028	41,150	41,150
1999 Series D (a)(c)	Aug. 01, 2028	41,000	41,000
1998 Series A (6.50%)(a)	Dec. 01, 2028	16,700	16,700
2006 Series E (5.76%)(e)	Nov. 17, 2031	27,000	27,000
1999 Series B (a)(c)	July 01, 2034	33,700	33,700
2005 Series E (5.84%)(e)	Dec. 05, 2035	24,000	24,000
2007 Series F (5.804%)(b)	Mar. 23, 2037	33,000	33,000

		433,950	403,950

Unamortized Discount on Debt		(56)	(58)

Total Long-term debt		$433,894	$403,892

Less: Current Portion		(20,000)	—

Net Long-term debt		$413,894	$403,892

(a)	Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.

(b)	Issued under Central Hudson’s medium-term note program, described below.

(c)	Variable rate notes.

(d)	Issued pursuant to a 2001 PSC Order approving the issuance by Central Hudson prior to June 30, 2004, of up to $100 million of unsecured medium-term notes.

(e)	Issued pursuant to a 2004 PSC Order approving the issuance by Central Hudson prior to December 31, 2006, of up to $85 million of unsecured medium-term notes.

          On September 21, 2006, the PSC issued an Order authorizing issuance of securities, in response to a financing petition Central Hudson filed on July 3, 2006. The Order authorizes Central Hudson to issue and sell up to $140 million of medium-term notes through December 31, 2009, and to enter into revolving credit agreements in an amount not to exceed $125 million and for periods not to exceed five years. On March 23, 2007, Central Hudson issued $33 million of 30-year, 5.80% Series F notes. The proceeds were used to redeem at maturity $33 million of 5-year, 5.87% Series D Notes, on March 28, 2007. On September 14, 2007, Central Hudson issued $33 million of 10-year 6.028% Series F Notes and on November 18, 2008, Central Hudson issued an additional $30 million of 5-year, 6.854% Series F Notes. The proceeds from these two issuances were used to finance Central Hudson’s capital expenditures.

          Griffith had no third-party long-term debt outstanding as of December 31, 2008, or 2007.

Long-Term Debt Maturities

          All of CH Energy Group’s outstanding long-term debt has been issued by Central Hudson. See Note 15 - “Financial Instruments” for a schedule of long-term debt maturing or to be redeemed during the next five years and thereafter.

NYSERDA

          Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA. These NYSERDA bonds, totaling $166 million, are insured by Ambac Assurance Corporation (“Ambac”). During 2008, Ambac’s financial strength ratings were downgraded by Standard & Poor’s and Moody’s. Standard & Poor’s current rating is ‘A’ with a negative outlook4 and Moody’s is ‘Baa1’ with a developing outlook5. These rating actions apply to Central Hudson’s five Ambac-insured issues. The underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A2’/negative by Moody’s.6

          Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008. Under the terms of the applicable indenture, Central Hudson converted the bonds to a fixed rate of 6.5% which will continue until their maturity in December 2028. Prior to the December 1, 2008 re-marketing, the bonds bore interest at 3.0%.

          Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

          Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode. Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35

[4]	Issued November 19, 2008

[5]	Issued November 5, 2008

[6]	These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating. Each rating should be evaluated independently of any other rating.

days in a Dutch auction. Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008. Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period. Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process. For the foreseeable future, Central Hudson expects the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. Since the first auction failure in February, the applicable rate for Central Hudson’s bonds has ranged from 0.84% to 9.01% and averaged 3.68% for 2008. In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds. As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have a material impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. A two-year, 4.5% cap on $115.9 million of debt expired March 31, 2008. Central Hudson replaced the expiring cap, effective April 1, 2008, with a one-year cap set at 3.0%. The interest rate cap is evaluated quarterly and Central Hudson would receive a payout under the terms of the cap if the index for short-term tax-exempt debt exceeds an average of 3.0% for the quarter. During 2008, the average for any quarter did not exceed the cap rate and therefore no payments were received in the current year.

          Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

Debt Expense

          Expenses incurred in connection with Central Hudson’s debt issuance and any discount or premium on debt are deferred and amortized over the lives of the related issues. Expenses incurred on debt redemptions prior to maturity have been deferred and are usually amortized over the shorter of the remaining lives of the related extinguished issues or the new issues, as directed by the PSC.

NOTE 10 - POST-EMPLOYMENT BENEFITS

Pension Benefits

          Central Hudson has a non-contributory Retirement Income Plan (“Retirement Plan”) covering substantially all of its employees hired before January 1, 2008. The

Retirement Plan is a defined benefit plan, which provides pension benefits based on an employee’s compensation and years of service. In 2007, Central Hudson amended the Retirement Plan to eliminate these benefits for managerial, professional, and supervisory employees hired on or after January 1, 2008. The Retirement Plan for unionized employees was similarly amended for all employees hired on or after May 1, 2008. The Retirement Plan’s assets are held in a trust fund (“Trust Fund”). Central Hudson has provided periodic updates to the benefit formulas stated in the Retirement Plan.

          In accordance with the measurement date provisions of SFAS 158, Central Hudson changed its measurement date for its pension plan (the “Retirement Plan”) from September 30 to December 31 for its financial statements for the year ended December 31, 2008. Central Hudson elected the “15-month-transition approach” and recorded an adjustment in the first quarter of 2008 to recognize the effects of the change in measurement date. This adjustment represents 3/15ths of the net periodic pension cost determined for the period from October 1, 2007 to December 31, 2008; the remaining 12/15ths of the net periodic pension cost was recorded over the twelve months ended December 31, 2008. The recording of this adjustment increased Central Hudson’s pension liability by $0.4 million, comprised of the following components (In Thousands):

Adjustment for 3/15ths of net periodic pension costs	$2,788
Adjustment for amortization of prior service costs and actuarial losses (a)	(2,426)

Net increase to pension liability	$362

(a)	Liability recognized previously on Consolidated Balance Sheet upon initial implementation of SFAS 158

          Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources. As a result of recent market conditions, Central Hudson’s Retirement Plan assets have significantly decreased during 2008 relative to the plan liabilities. The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits. Central Hudson considers the provisions of the Pension Protection Act of 2006 to determine funding requirements for the near-term and future periods.

          Central Hudson contributed $12.5 million and $5.8 million to the Retirement Plan in 2008 and 2007, respectively. As noted above, the value of the plan assets have decreased and contributions for 2009 are expected to range from $10-$20 million. The actual contributions could vary significantly based upon corporate resources, projected investment returns, actual investment returns, inflation, and interest rate assumptions.

          In accordance with the provisions of SFAS 158, which was effective for the year ended December 31, 2006, Central Hudson’s pension liability balance (i.e., the funded status) at December 31, 2008 was $162.2 million and at December 31, 2007, was $11.7 million, including recognition for the difference between the projected benefit obligation

(“PBO”) for pensions and the market value of the pension assets. These balances include consideration for non-qualified executive plans.

          The following reflects the impact of the recording of SFAS 158 adjustments on the Consolidated Balance Sheets of CH Energy Group and Central Hudson:

	December 31,
	2008	2007

	(In Thousands)

Prefunded (accrued) pension costs prior to SFAS 158 adjustment	$29,884	$36,697
Additional liability required	(192,084)	(48,426)

Accrued pension liability per SFAS 158	$(162,200)	$(11,729)

Total offset to additional liability - Regulatory assets - Retirement Plan	$192,084	$48,426

          Pursuant to SFAS 158, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax. However, Central Hudson records regulatory assets rather than adjusting comprehensive income to offset the additional SFAS 158 liability. The recording of a regulatory asset is consistent with the PSC’s 1993 Statement of Policy regarding pensions and OPEB (“1993 PSC Policy”). Under the 1993 PSC Policy, differences between pension expense and rate allowances covering these costs are deferred for future recovery from or return to customers with carrying charges accrued on cash differences.

          The valuation of the PBO was determined as of the measurement date of December 31, 2008, using a 6.2% discount rate (as determined using the Citigroup Pension Discount Curve reflecting projected pension cash flows). The discount rate on the prior measurement date of September 30, 2007 was 6.2%. Declines in the market value of the Trust Fund’s investment portfolio, which occurred from 2000 through 2002, and a reduction in the discount rate during that period used to determine the benefit obligation for pensions have resulted in a significant increase in pension costs since 2001. Declines in the market value of the Trust Fund’s investment portfolio in 2008 are expected to result in significant future increases in pension costs. The 2006 Rate Order includes an increase in the rate allowances for pension expense and OPEB expense which more closely approximate the recent cost of providing these benefits. However, due to the volatility of these costs, authorization remains in effect for the deferral of any differences between rate allowances and actual costs under the 1993 PSC Policy. The 2006 Rate Order also authorized Central Hudson to offset significant deferred balances for pension expense and OPEB expense for the electric department with available deferred credit balances due to customers. Deferred pension and OPEB balances accumulated through June 30, 2006, for the natural gas department are being recovered via a seven-year amortization that began on July 1, 2007.

          Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions, which among other things, require a ten-year amortization of actuarial gains and losses.

          In addition to the Retirement Plan, CH Energy Group’s and Central Hudson’s executives are covered under a non-qualified Supplemental Executive Retirement Plan.

Estimates of Long-Term Rates of Return

          The expected long-term rate of return on Retirement Plan assets is 8.0%, net of investment expense. In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the Retirement Plan’s target asset allocation. Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Retirement Plan strategy.

Retirement Plan Policy and Strategy

          The Retirement Plan seeks to match the long-term nature of its funding obligations with investment objectives for long-term growth and income. Retirement Plan assets are invested in accordance with sound investment practices that emphasize long-term investment fundamentals. The Retirement Plan recognizes that assets are exposed to risk and the market value of assets may vary from year to year. Potential short-term volatility, mitigated through a well-diversified portfolio structure, is acceptable in accordance with the objective of capital appreciation over the long-term.

          The asset allocation strategy employed in the Retirement Plan reflects Central Hudson’s return objectives and risk tolerance. Asset allocation targets, expressed as a percentage of the market value of the Retirement Plan, are summarized in the table below:

Asset Class	2008 Target Average

Equity Securities	60%
Debt Securities	35%
Alternative Investments	5%

Total	100%

          Due to the dynamic nature of market value fluctuations, Retirement Plan assets will require rebalancing from time-to-time to maintain the target asset allocation. The Retirement Plan recognizes the importance of maintaining a long-term strategic allocation and does not intend any tactical asset allocation or market timing asset allocation shifts.

          The Retirement Plan seeks to earn a return commensurate with the risk of its underlying assets. The benchmark index is currently comprised of 33% Russell 1000 Stock Index; 12% Russell 2500 Stock Index; 15% Morgan Stanley Capital International Europe, Australasia and Far East (MSCI EAFE) International Stock Index (Net); 5% Russell Open-End Real Estate Mean; and 35% LB Aggregate Bond Index. The Retirement Plan seeks to exceed the average annual return of this benchmark over a three to five year rolling time period and a full market cycle. It is understood that there can be no guarantees about the attainment of the Retirement Plan’s return objectives.

          The Retirement Plan uses outside consultants and outside investment managers to aid in the determination of asset allocation and the management of actual plan assets, respectively.

Other Post-Retirement Benefits

          Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans. Substantially all of Central Hudson’s unionized employees and managerial, professional and supervisory employees (“non-union”) hired prior to January 1, 2008, may become eligible for these benefits if they reach retirement age while employed by Central Hudson. Central Hudson amended its OPEB programs for existing non-union, and certain retired employees effective January 1, 2008. Benefit plans for non-union active employees were similarly amended. Programs were also amended to eliminate post-retirement benefits for non-union employees hired on or after January 1, 2008. In order to reduce the total costs of these benefits, plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008. Plans were also amended to eliminate post-retirement benefits for union employees hired on or after May 1, 2008. Benefits for retirees and active employees are provided through insurance companies whose premiums are based on the benefits paid during the year.

          The significant assumptions used to account for these benefits are the discount rate, the expected long-term rate of return on plan assets and the health care cost trend rate. Central Hudson selects the discount rate using the Citigroup Pension Discount Curve reflecting projected cash flows. The estimates of long-term rates of return and the investment policy and strategy for these plan assets are similar to those used for pension benefits previously discussed in this Note. The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends.

          Central Hudson fully recovers its net periodic post-retirement benefit costs in accordance with the 1993 PSC Policy. Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by an actuarial consultant under SFAS No. 106, titled Employers Accounting for Post-retirement Benefits Other Than Pensions, as amended by SFAS No. 158, is deferred as either a regulatory asset or a regulatory liability, as appropriate.

          The effect of the Medicare Act of 2003 was reflected in 2008 and 2007 assuming Central Hudson will continue to provide a prescription drug benefit to retirees that are at least actuarially equivalent to Medicare Act of 2003 and that Central Hudson will receive the federal subsidy.

          In accordance with the provisions of SFAS 158, Central Hudson’s liability (i.e. the funded status) for OPEB at December 31, 2008 was $52.6 million and $55.6 million at December 31, 2007 including recognition for the difference between the Accumulated Benefit Obligation (“ABO”) and the market value of other post-retirement assets. The additional liability for the difference between the ABO and the market value of other post-retirement assets at December 31, 2008 and 2007 of $10.4 million and $15.6 million, respectively, was offset by recording a regulatory asset in accordance with the 1993 PSC Policy. Central Hudson and Griffith each participate in a 401(k) retirement plan for their employees. Griffith also provides a discretionary profit-sharing benefit for their employees. The 401(k) plans provide for employee tax-deferred salary deductions for participating employees and their respective employer matches contributions made by participating employees. The matching benefit varies by employer and employee group. For Central Hudson, the cost of its matching contributions was $1.7 million for 2008, $1.6 million for 2007, and $1.5 million for 2006. For Griffith, the cost of its matching contributions was $869,000 in 2008, $783,000 in 2007, and $605,000 in 2006. Profit sharing contributions made by Griffith were $557,000, $665,000, and $591,000, for 2008, 2007, and 2006, respectively.

          Reconciliations of Central Hudson’s pension and other post-retirement plans’ benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions are reported on the following chart.

	Pension Benefits			Other Benefits

	2008		2007	2008	2007

	(Dollars In Thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$408,886		$414,474	$148,215	$156,520
Service cost	9,645	*	7,908	2,415	3,788
Interest cost	31,109	*	23,711	7,547	9,806
Participant contributions	—	*	—	492	391
Plan amendments	1,371	*	—	(25,771)	(27,392)
Benefits paid	(30,157	)*	(23,103)	(6,216)	(6,482)
Actuarial (gain) loss	2,684	*	(14,104)	(7,681)	11,584

Benefit Obligation at End of Plan Year	$423,538		$408,886	$119,001	$148,215

Change in Plan Assets:
Fair Value of plan assets at beginning of year	$397,157		$359,627	$92,655	$87,702
Adjustment / other	—	*	—	36	221
Actual return on plan assets	(116,020	)*	49,552	(24,576)	4,201
Employer contributions	13,027	*	13,347	4,200	6,547
Participant contributions	—	*	—	492	391
Net transfer in / (out)	—	*	—	—	186
Benefits paid	(30,157	)*	(23,103)	(6,216)	(6,482)
Administrative expenses	(2,669	)*	(2,266)	(235)	(111)

Fair Value of Plan Assets at End of Plan Year	$261,338		$397,157	$66,356	$92,655

*	Due to measurement date change for pension benefits to December 31 from September 30, amount reflects 15 months of activity.

	Pension Benefits		Other Benefits

	2008	2007	2008	2007

	(Dollars In Thousands)

Reconciliation of Funded Status:
Funded Status at end of year	$(162,200)	$(11,729)	$(52,645)	$(55,560)
Employer Contributions between measurement date and fiscal year-end	—	—	—	—

Amounts Recognized on Consolidated Balance Sheet:
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(526)	(527)	—	—
Noncurrent liabilities	(161,674)	(11,202)	(52,645)	(55,560)
Net amount recognized on Consolidated Balance Sheet (after FAS 158)	(162,200)	(11,729)	(52,645)	(55,560)
Regulatory asset:
-Net loss	177,342	32,397	57,439	39,338
-Prior service costs (credit)	14,742	16,029	(57,240)	(36,569)
-Transition obligation	—	—	10,250	12,816

Components of Net Periodic Benefit Cost:
Service cost	$9,645	$7,908	$2,415	$3,788
Interest cost	31,109	23,711	7,547	9,806
Expected return on plan assets	(37,889)	(27,997)	(7,006)	(6,778)
Amortization of prior service cost (credit)	2,658	1,976	(5,100)	(2,217)
Amortization of transitional obligation	—	—	2,566	2,566
Amortization of net (gain) loss	14,318	13,377	5,723	6,521

Net Periodic Benefit Cost	$19,841	$18,975	$6,145	$13,686

	Pension Benefits		Other Benefits

	2008	2007	2008	2007

	(Dollars In Thousands)

Other Changes in Plan Assets and Benefit Obligation Recognized in Regulatory Assets:

Net loss (gain)	$159,262	$(33,393)	$23,824	$13,737
Amortization of net (loss) gain	(14,318)	(13,377)	(5,723)	(6,521)
Prior service cost (credit)	1,371	—	(25,771)	(27,392)
Amortization of prior service cost	(2,658)	(1,976)	5,100	2,217
Transitional obligation	—	—	—	—
Amortization of transitional obligation	—	—	(2,566)	(2,565)
Regulatory asset attributable to change from prior year	—	—	—	—
Total recognized in regulatory asset	143,657	(48,746)	(5,136)	(20,524)

Total recognized in net periodic benefit cost and regulatory asset	$163,498	$(29,771)	$1,009	$(6,838)

Weighted-average assumptions used to determine benefit obligations:

Discount rate	6.20%	6.20%	6.20%	6.40%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Measurement date	12/31/08	9/30/07	12/31/08	12/31/07

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.20%	5.80%	6.40%	5.90%
Expected long-term rate of return on plan assets	8.00%	8.00%	7.75%	8.00%
Rate of compensation increase	5.00%	4.50%	5.00%	4.50%

	Pension Benefits		Other Benefits

	2008	2007	2008	2007

	(Dollars In Thousands)

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2018	2015

Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$423,538	$9,106	N/A	N/A
Accumulated benefit obligation	389,144	7,582	N/A	N/A
Fair Value of plan assets	261,337	—	N/A	N/A

          The ABO for defined benefit pension plans was $389.1 million and $375.4 million at December 31, 2008, and 2007, respectively.

          The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are $25.4 million and $2.2 million, respectively. The estimated net loss, prior service cost (credit) and transitional obligation for the other defined benefit post-retirement plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year is $8.9 million, $(5.9) million, and $2.6 million, respectively.

          Central Hudson’s pension and other post-retirement plans’ weighted average asset allocations at December 31, 2008, and 2007, by asset category are as follows:

	Pension Plan		Other Plans

	2008	2007	2008	2007

Equity Securities	48.7%	57.3%	65.6%	64.5%
Debt Securities	41.3%	34.6%	34.1%	32.4%
Alternate Investment	9.2%	7.6%	—%	—%
Other	0.8%	0.5%	0.3%	3.1%

Total	100.0%	100.0%	100.0%	100.0%

          For the pension plan and other benefit plans, equity securities include no CH Energy Group Common Stock at December 31, 2008, and 2007, respectively.

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

	(Dollars In Thousands)
Effect on total of service and interest cost components for 2008	$1,076	$(894)

Effect on year-end 2008 post-retirement benefit obligation	$9,943	$(8,449)

          Employer contributions for OPEB totaled $4.2 million and $6.5 million during the year ended December 31, 2008, and 2007, respectively. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, mortality assumptions used, benefit changes, and corporate resources. The estimated contributions in 2009 range from $1-$5 million.

          Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Year	Pension Benefits - Gross	Other Benefits - Gross	Other Benefits - Net(1)

	(Dollars In Thousands)

2009	$27,430	$7,509	$6,851
2010	28,052	8,041	7,354
2011	28,866	8,538	7,825
2012	29,491	8,804	8,053
2013	29,952	8,963	8,170
2014 - 2018	158,338	46,705	45,031

(1) Estimated benefit payments reduced by estimated gross amount of Medicare Act of 2003 subsidy receipts expected.

NOTE 11 - EQUITY-BASED COMPENSATION

          CH Energy Group’s Long-Term Performance-Based Incentive Plan (“2000 Plan”), adopted in 2000 and amended in 2001 and 2003, reserves 500,000 shares of CH Energy Group’s Common Stock for awards to be granted under the 2000 Plan. The 2000 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, and performance units. No participant may be granted total awards in excess of 150,000 shares over the life of the 2000 Plan. Stock options granted to officers of CH Energy Group and its subsidiaries are exercisable over a period of ten years, with 40% of the options vesting after two years and 20% of the options vesting each year thereafter for the following three years. Stock options granted to non-employee Directors are immediately exercisable.

          The 2000 Plan was amended in the third quarter of 2003. The amendment allows executives to defer receipt of performance shares and performance units in accordance with the terms of CH Energy Group’s Directors and Executives Deferred Compensation Plan. Also, an amendment to the previously effective Stock Plan for Outside Directors provided for shares of stock previously accrued for retired Directors to be paid in the form of cash and provides that active Directors could elect to transfer previously accrued shares payable to them to CH Energy Group’s Directors and Executives Deferred Compensation Plan. In addition, the amendment freezes future participation and future accruals under the 2000 Plan.

          In 2006, CH Energy Group adopted a Long-Term Equity Incentive Plan (“2006 Plan”) to replace the 2000 Plan. The 2006 Plan was approved by CH Energy Group’s shareholders on April 25, 2006. The 2000 Plan has been terminated, with no new awards to be granted under such plan. Outstanding awards granted under the 2000 Plan will continue in accordance with their terms and the provisions of the 2000 Plan.

          The 2006 Plan reserves up to a maximum of 300,000 shares of CH Energy Group’s Common Stock for awards to be granted under the 2006 Plan. Awards may consist of stock option rights, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, and other awards that CH Energy Group’s Compensation Committee of its Board of Directors (“Compensation Committee”) may authorize. The Compensation Committee may also, from time-to-time and upon such terms and conditions as it may determine, authorize the granting to non-employee Directors of stock option rights, stock appreciation rights, restricted shares, and restricted stock units.

          In addition to the aggregate limit in the awards described above, the 2006 Plan imposes various sub-limits on the number of shares of CH Energy Group’s Common Stock that may be issued or transferred under the 2006 Plan. The aggregate number of shares of Common Stock actually issued or transferred by CH Energy Group upon the exercise of incentive stock options shall not exceed 300,000 shares. No participant shall be granted stock option rights and stock appreciation rights, in aggregate, for more than 15,000 shares of Common Stock during any calendar year. No participant in any calendar year shall receive an award of performance shares or restricted shares that specify management objectives, in the aggregate, for more than 20,000 shares of Common Stock, or performance units having an aggregate maximum value as of their respective date of grant in excess of $1 million. The number of shares of Common Stock issued as stock appreciation rights, restricted shares, and restricted stock units (after taking forfeitures into account) shall not exceed, in the aggregate, 100,000 shares of common stock.

          CH Energy Group adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application with no significant impact on its financial condition, results of operations, or cash flows. Under this application, all new awards issued and any outstanding awards that may be modified, repurchased, or cancelled after January 1, 2006 have been accounted for under SFAS 123(R).

          The following table summarizes information concerning stock options granted through December 31, 2008:

Date of Grant	Exercise Price	Number of Options Granted	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable

January 1, 2000	$31.94	30,300	320	1.00	320
January 1, 2001	$44.06	59,900	21,560	2.00	21,560
January 1, 2003	$48.62	36,900	18,420	4.00	18,420

		127,100	40,300	2.91	40,300

          All options were fully vested as of December 31, 2007. The fair market values per option of CH Energy Group stock options granted in 2003, 2001, and 2000 are $6.51, $4.41, and $4.46, respectively. These fair market values were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2001	2000

Risk-free interest rate	4.40%	4.78%	6.36%

Expected life – in years	10	5	5

Expected stock volatility	17.50%	20.06%	15.59%

Dividend yield	4.4%	5.4%	5.4%

          A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding at 12/31/07	40,300	$46.05	3.91
Granted	—	—
Exercised	—	—
Expired / Forfeited	—	—

Outstanding at 12/31/08	40,300	$46.05	2.91

Total Shares Outstanding	15,783,083
Potential Dilution	0.3%

          There was no compensation expense related to stock options for the year ended December 31, 2008 and the compensation expense was not material for the years ended December 31, 2007 and December 31, 2006. The balance accrued for and the intrinsic value of outstanding options was not material as of December 31, 2008 and 2007. No non-qualified stock options were exercised during the year ended December 31, 2008.

          A summary of the status of performance shares granted to executives under the 2006 Plan is as follows:

Grant Date	Performance Shares Granted	Performance Shares Outstanding at December 31, 2008

April 25, 2006	20,710	18,290
January 25, 2007	21,330	20,240
January 24, 2008	33,440	33,440

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

          On May 1, 2008, performance shares earned as of December 31, 2007 for the award cycle with a grant date of March 24, 2005 were issued to participants. Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group’s treasury stock. Additionally, on July 2, 2008, a pro-rated number of shares under the April 25, 2006 and January 25, 2007 performance share grants were paid to a retired officer in accordance with the plan in the form of shares issued from CH Energy Group’s treasury stock. A total of 8,983 shares were issued from CH Energy Group’s treasury stock in satisfaction of these awards and are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock as of December 31, 2008. The carrying amount of treasury shares exceeded the quoted market value on these dates of issuance, therefore, the difference has been reflected as additional paid in capital in the Consolidated Balance Sheet as of December 31, 2008. These shares were also included in the calculation of the average number of common shares outstanding used in the basic EPS calculation in the Consolidated Statement of Income for the year ended December 31, 2008.

          The determination of compensation expense for performance shares is based on the use of the binomial method, which reflects the following assumptions:

	For the year ended December 31,
	2008	2007	2006

Stock price	$51.39	$44.54	$52.80
Dividend yield	4.2%	4.8%	4.2%
Performance period (in years)	3	3	3
Risk-free rates of return:
One year	0.37%	3.34%	5.00%
Two year	0.76%	3.05%	4.82%
Three year	1.00%	3.07%	4.74%

          Other considerations in the determination of compensation expense for performance shares include the grant price for each individual grant, estimated forfeitures, and historical percentile performance rank.

          Effective January 2, 2008, 12,100 restricted shares, with a fair value upon issuance of $536,000, were granted under the 2006 Plan to certain officers and key employees of Griffith and an officer of CHEC. These shares were issued at fair market value on the date of grant, and for Griffith, are subject to a three-year vesting period contingent upon continued employment of each individual. Shares granted to the officer of CHEC vest ratably over the three-year vesting period contingent upon continued employment. Dividends paid on restricted shares held by Griffith officers and key employees will be automatically deferred and re-invested in additional restricted shares. The shares granted were issued from CH Energy Group’s treasury stock on January 2, 2008 and are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock as of December 31, 2008. The carrying amount of treasury shares exceeded the quoted market value on these dates of issuance, therefore, the difference has been reflected as additional paid in capital in the Consolidated Balance Sheet as of December 31, 2008. However, in accordance with SFAS 123(R), this issuance does not impact the number of common shares outstanding used in the basic EPS calculation in the Consolidated Statement of Income until 2009, when vesting begins. The total compensation cost and total recognized tax benefits related to these restricted stock awards was immaterial for the year ended December 31, 2008.

          CH Energy Group has equity compensation for non-employee Directors. The equity component of annual compensation for each non-employee Director is fixed at a number of phantom shares of CH Energy Group Common Stock. These phantom shares are deferred until the Director’s termination of service. Effective January 1, 2008, CH Energy Group adopted new director stock ownership guidelines, which require each Director to accumulate within 5 years, and to hold during his or her service on the Board, at least 6,000 shares of CH Energy Group’s Common Stock (in phantom shares and/or Common Stock). This amendment to the plan provides that if a Director satisfies this required level of stock ownership, he or she will receive the cash value of equity compensation in lieu of additional phantom shares. This value will either be paid in cash or deferred under CH Energy Group’s Directors and Executives Deferred Compensation Plan at the election of the Director.

          Through June 30, 2008, the annual equity compensation for each non-employee Director was the equivalent of $55,000. Effective July 1, 2008, this compensation was increased to $65,000 per year. The compensation expense recognized by CH Energy Group for total equity compensation to non-employee Directors was $0.4 million in 2008, 2007 and 2006.

          For additional discussion regarding the dilutive effects of equity-based compensation, see Note 1 – “Summary of Significant Accounting Policies” under the caption “Earnings Per Share.”

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

          Notwithstanding the sale of Roseton Electric Generating Plant, Danskammer Point Steam Electric Generating Station, and Unit No. 2 of the Nine Mile Point Nuclear Generating Station (“Major Generating Assets”), Central Hudson remains obligated to supply electricity to its retail electric customers. Under the Settlement Agreement, Central Hudson’s retail customers may elect to procure electricity from third-party suppliers or may continue to rely on Central Hudson. As part of its efforts to supply customers who continue to rely on Central Hudson for their energy supply, Central Hudson entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 8% of the output of Unit No. 2 of the Nine Mile Point Nuclear Generating Station (“Nine Mile 2 Plant”) at negotiated prices during the ten-year period beginning on the sale of Central Hudson’s interest in the Nine Mile 2 Plant on November 7, 2001, and ending November 30, 2011. The agreement is “unit-contingent’’ in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating. Following the expiration of this purchase agreement, a revenue sharing agreement with Constellation will begin, which will provide Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021. In the Constellation agreements, electricity is purchased at defined prices that escalate over the life of the contract. The capacity and energy supplied under the agreement with Constellation in 2008 was sufficient to supply approximately 12% of Central Hudson’s total system requirements and cost approximately $25.2 million. For the years 2007 and 2006, the energy supplied under this agreement cost approximately $25.0 million and $24.9 million, respectively.

          On November 12, 2002, Central Hudson entered into an agreement with Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC to purchase energy (but not capacity) on a unit-contingent basis at defined prices from January 1, 2005 to and including December 31, 2007. On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010. On an annual basis, the electricity purchased through the Entergy contracts represents approximately 21% of Central Hudson’s full-service customer requirements and cost approximately $57.5 million. For the years 2007 and 2006, the energy supplied under this agreement cost approximately $29.9 million and $30.4 million, respectively.

          Purchases under these contracts are supplemented by shorter-term contracts, such as the Dynegy contract discussed below, contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system, and the capacity market in New York State, and other parties. On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 1, 2008 to December 31, 2008. The electricity purchased through the Dynegy contracts represented approximately 15% of Central Hudson’s full-service customer requirements for the eleven-month period and cost approximately $50.0 million.

          In the event the above noted counterparties are unable to fulfill their commitments to deliver under the terms of the agreements, Central Hudson would obtain the supply from the NYISO market and recover the full cost from customers. As such, there would be no impact on earnings.

          Central Hudson must also acquire sufficient peak load capacity to meet the peak load requirements of its full service customers. This capacity is made up of its own generating capacity, contracts with capacity providers, and purchases from the NYISO capacity market.

Operating Leases

          CH Energy Group and its subsidiaries have entered into agreements with various companies which provide products and services to be used in their normal operations. These agreements include operating leases for the use of data processing and office equipment, vehicles, office space, and bulk petroleum storage locations. The provisions of these leases generally provide for renewal options and some contain escalation clauses.

          Operating lease rental payment amounts charged to expense by CH Energy Group and its subsidiaries were $3.4 million in 2008, $3.5 million in 2007, and $3.1 million in 2006. Included in these amounts are payments for contingent rentals, which amounted to $563,000 in 2008, $555,000 in 2007, and $541,000 in 2006. Contingent rentals are those operating lease agreements that contain provisions for a change in lease payments subsequent to the inception of the lease.

          Operating lease rental payment amounts charged to expense by Central Hudson were $2.1 million in 2008, $2.4 million in 2007, and $2.2 million in 2006. Included in these amounts are payments for contingent rentals, which amounted to $0.6 million in 2008, $0.6 million in 2007, and $0.5 million in 2006.

          Future minimum lease payments excluding executory costs, such as property taxes and insurance, are included in the following table of Other Commitments. All leases are non-cancelable, recognizing payments on a straight-line basis over the minimum lease term. Contingent rental payments are adjusted incrementally based on the Consumer Price Index, as specified in the terms of each lease agreement, and are considered when calculating the future minimum payments.

Other Commitments

          The following is a summary of commitments for CH Energy Group and its affiliates as of December 31, 2008:

	Projected Payments Due By Period (In Thousands)

	Less than 1 year	Year Ending 2010	Year Ending 2011	Year Ending 2012	Year Ending 2013	Total

Operating Leases	$3,193	$2,852	$2,594	$2,190	$1,980	$12,809
Construction/Maintenance & Other Projects(1)	37,099	9,887	4,827	2,738	1,927	56,478
Purchased Electric Contracts(2)	112,961	99,055	35,931	4,030	4,030	256,007
Purchased Natural Gas Contracts(2)	66,796	39,751	24,481	13,618	7,669	152,315
Purchased Fixed Liquid Petroleum Contracts(3)	16,200	—	—	—	—	16,200

Total	$236,249	$151,545	$67,833	$22,576	$15,606	$493,809

(1)

Including Specific, Term, and Service Contracts, briefly defined as follows: Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; and Service Contracts include consulting, educational, and professional service contracts. The operations and maintenance contract for Lyonsdale (which includes a base management fee included in these totals for the year 2009) also contains provisions for additional performance-based compensation that are not included in the amounts shown.

(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

(3)	Estimated based on pricing on December 31, 2008.

          The following is a summary of commitments for Central Hudson as of December 31, 2008:

	Projected Payments Due By Period (In Thousands)

	Less than 1 year	Year Ending 2010	Year Ending 2011	Year Ending 2012	Year Ending 2013	Total

Operating Leases	$1,677	$1,478	$1,473	$1,452	$1,430	$7,510
Construction/Maintenance & Other Projects(1)	36,437	9,710	4,819	2,730	1,919	55,615
Purchased Electric Contracts(2)	112,961	99,055	35,931	4,030	4,030	256,007
Purchased Natural Gas Contracts(2)	66,796	39,751	24,481	13,618	7,669	152,315

Total	$217,871	$149,994	$66,704	$21,830	$15,048	$471,447

(1)	Including Specific, Term, and Service Contracts, as defined in footnote (1) of the preceding chart.

(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

Contingencies

City of Poughkeepsie

          On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York resulting in several deaths and damage to nearby residences. Eight separate lawsuits arising out of this incident have been commenced against Central Hudson and other defendants. The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of natural gas. The suits seek an aggregate of $528 million in compensatory damages. Central Hudson has notified its insurance carrier, denied liability, and defended the lawsuits. On December 10, 2008, Central Hudson entered into a settlement agreement with the plaintiffs and one remaining defendant. Under the settlement agreement, Central Hudson has agreed to make payments to the plaintiffs that will not be material in the aggregate. The settlement agreement is subject to final approval by the Court.

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

Remediation complete in one area under the terms of the DEC-approved plan. The final Construction Completion Report on this area was filed with the DEC on 11/14/08. Remedial Design/Remedial Action Work Plan and Schedule was submitted to the DEC on 3/10/08 for two additional areas under a DEC-approved consent agreement. As work continues to resolve all technical issues associated with the remedial design and with the work plan, Central Hudson has formally requested an extension for submission of the draft Remedial Design of 3/2/09 and the final Remedial Design of 6/1/09. On 1/9/09, the DEC indicated that they have agreed to this request under the stipulation that no further extensions will be granted.

#3	Laurel Street Poughkeepsie, NY	Remediation work is complete. Preparing Final Report and ongoing Site Management Plan.

#4	North Water Street Poughkeepsie, NY	Supplemental site investigations completed in June 2008. A draft report of these investigations was completed in January and will be filed with the DEC in the first quarter of 2009.

#5	Kingston, NY

Brownfield Cleanup Agreement was executed on 9/25/08. Citizen Participation Plan (CPP) was submitted to the DEC on 10/6/08. Central Hudson is working with the DEC to define requirements of the Remedial Investigation Work Plan.

#6	Catskill, NY	Site investigation completed under the DEC-approved Brownfield Cleanup Agreement. Investigation report to be filed with the DEC in the first quarter of 2009.

#7	Saugerties, NY	Central Hudson does not believe it has any liability for this site and is working with the DEC to confirm this.

#8	Bayeaux Street Poughkeepsie, NY	Central Hudson does not believe it has any further liability for this site.

          In the second quarter of 2008, Central Hudson updated the estimate of potential remediation and future operating, maintenance and monitoring costs for sites #2, 3, 4, 5 and 6 indicating that the total cost for the five sites could exceed $165 million over the next 30 years. The updated estimate for sites #2 and 3 was based on completed remedial investigations and feasibility studies. As such, the estimate is subject to change based on the current investigations, final remedial design (and associated engineering estimates), DEC and New York State Department of Health (“NYSDOH”) comments and requests, remedial design changes/negotiations and changed or unforeseen conditions during remediation. The updated estimate for sites #4, 5 and 6 was based on partially completed remedial investigations and current DEC and NYSDOH preferences related to site remediation and is considered conceptual and preliminary. The updated estimate reflects updated cost information along with the latest information from the investigation and remediation work being done on MGP sites # 2, 3 and 4 and to include site # 6. The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. This cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval. Further, the updated estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

          Prior to 2008, Central Hudson recorded a $21.2 million estimated liability for sites # 2 and 3 based on estimates of remediation costs for the proposed clean-up plans. Based on the updated cost study, the estimated liability for sites #2 and 3 has been increased to $33.2 million. As of December 31, 2008, $24.7 million of this recorded estimated liability has not been spent; $4.4 million of this recorded estimated liability is expected to be spent over the next twelve months.

          No amounts have been recorded in connection with the physical remediation of sites # 4, 5 and 6, for which Central Hudson has developed estimated future costs based on conceptual and preliminary plans. Absent DEC-approved remediation plans, management cannot reasonably estimate what cost, if any, will actually be incurred. The portion of the $165 million referenced above that is related to these three sites is approximately $121 million. Central Hudson had recorded a $1.4 million estimated liability in connection with estimated costs for preliminary investigations, site testing and development of remediation plans for sites # 4, 5 and 6 through 2010. Based on the updated cost study, this estimated liability has been increased to $2.0 million. As of December 31, 2008, $1.5 million of this recorded estimated liability has not been spent; $1.2 million of this recorded estimated liability is expected to be spent over the next twelve months. This estimated amount may change in the future as additional information is obtained regarding the results of site-testing, the scope of site investigation plans approved by the DEC and NYSDOH, and the evolving development of new technologies. Central Hudson cannot predict the results of site testing, the nature, timing or extent of comments from the DEC and NYSDOH, or changes in technology. The impact of these uncertainties on the estimate cannot be determined.

          With regard to sites # 7 and 8, Central Hudson does not have sufficient information to estimate its potential remediation cost if any; as previously stated, Central Hudson believes that it has no liability for these sites.

          Central Hudson spent approximately $4.4 million in the year ended December 31, 2008 related to site investigation and remediation. Based on the 2006 Rate Order, on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation & Remediation Costs. This recovery totaled $2.5 million as of December 31, 2008 with $1.7 million recovered in 2008.

          Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities. Certain of these insurers have denied coverage. Pursuant to the 2006 Rate Order, Central Hudson is permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.

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

          Little Britain Road

          In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York. In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA. In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time. Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria. Deep groundwater wells were installed in 2005 and 2006, which also show contaminants exceeding DEC criteria. The DEC responded with a request for a plan to address the contamination. Central Hudson has submitted a proposal to the DEC for limited additional site work, including an assessment of vapor intrusion into a building on the site, and closure of the VCA. Negotiations between DEC and Central Hudson regarding additional site work and closure of the VCA are ongoing. Central Hudson completed a soil vapor intrusion study and results indicated that indoor air met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards, however, concentrations beneath the building’s concrete slab warranted installation of a mitigation system. This mitigation system was installed in 2008 at a cost of $104,000. At this time Central Hudson does not have sufficient information to estimate potential ground water remediation costs. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Central Hudson cannot predict the outcome of this matter.

          Newburgh Consolidated Iron Works

          By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. (“Consolidated Iron”), a Superfund site located in Newburgh, New York. Sampling by the EPA indicated that lead and polychlorinated biphenyls (or “PCBs”) are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site. No records were found which indicate that the material shipped by Central Hudson to Consolidated Iron contained or was a hazardous substance. In April 2008 Central Hudson received a letter from the Consolidated Iron Joint Defense Group (“JDG”), a group of potentially responsible parties asserting a contribution claim against Central Hudson. The JDG had reached an agreement in principle with the EPA to resolve claims at the Consolidated Iron site under a consent decree to be filed with the court. In June 2008, counsel for the JDG informed Central Hudson that the EPA plans to pursue certain parties who may have shipped automotive batteries to the site that it believes fall outside of the recycling exemption at CERCLA Section 127. The JDG provided Central Hudson with an EPA database on which Central Hudson is identified as a party who shipped batteries to the site. In July 2008, counsel for the JDG recommended continuing settlement negotiations between the JDG and Central Hudson after the consent decree is lodged. In December 2008, Central Hudson entered into a settlement agreement with the JDG. Central Hudson expects to be added to the consent decree and anticipates no further liability for the site, in which case Management does not expect a material impact on earnings. Central Hudson cannot predict the outcome of this matter at the present time.

          Asbestos Litigation

          Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,312 asbestos lawsuits commenced in New York State and federal courts. The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants. The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at the Roseton Electric Generating Plant and the Danskammer Plant.

          As of January 15, 2009 of the 3,312 asbestos cases brought against Central Hudson, 1,183 remain pending. Of the cases no longer pending against Central Hudson, 1,978 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 151 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial position, results of operations, or cash flows.

CHEC:

          During the year ended December 31, 2008, Griffith spent $0.2 million on remediation efforts in Maryland, Virginia, West Virginia and Connecticut. Griffith is to be reimbursed $0.3 million from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

          Griffith has a reserve for environmental remediation which is $1.4 million as of December 31, 2008, of which approximately $0.2 million is expected to be spent in the next twelve months.

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

          Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas at retail in New York State’s Mid-Hudson River Valley. Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York and certain outlying and intervening territories. Central Hudson also generates a small portion of its electricity requirements.

          Griffith is engaged in fuel distribution including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating,

and air conditioning equipment in Virginia, West Virginia, Maryland, Delaware, New Jersey, Pennsylvania, Rhode Island, Washington, D.C., Connecticut, Massachusetts, and New York. Management regularly reviews Griffith’s operating results as a standalone component of CH Energy Group and assesses its performance as a basis for allocating resources.

          Certain additional information regarding these segments is set forth in the following tables. General corporate expenses, Central Hudson property common to both electric and natural gas segments, and the depreciation of Central Hudson’s common property have been allocated in accordance with practices established for regulatory purposes.

          Central Hudson’s and Griffith’s operations are seasonal in nature and weather-sensitive. Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

CH Energy Group, Inc. Segment Disclosure

	Year Ended December 31, 2008

	Central Hudson			Other Businesses and Investments

(In Thousands, except Earnings Per Share)		Natural
	Electric	Gas	Griffith		Eliminations		Total

Revenues from external customers	$608,161	$189,546	$523,854	$11,290	$—		$1,332,851
Intersegment revenues	16	323	—	—	(339)		—

Total revenues	608,177	189,869	523,854	11,290	(339)		1,332,851

Depreciation and amortization	23,592	6,220	7,649	837	—		38,298
Interest and investment income	1,605	1,566	82	5,929	(4,515	)(1)	4,667

Interest expense	19,975	5,451	4,584	491	(4,515	)(1)	25,986
Income before income taxes	35,311	10,230	7,198	4,171	—		56,910
Income tax expense	14,334	4,939	3,030	(474)	—		21,829
Net Income	20,977	5,291	4,169	4,644	—		35,081

Segment assets at Dec 31	1,106,505	385,691	190,464	47,494	29	(3)	1,730,183
Goodwill	—	—	67,455	—	—		67,455
Capital expenditures	58,827	19,503	2,706	2,562	—		83,598

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.15 per share, with the balance of $0.14 per share resulting primarily from interest income.

(3)	Includes minority owner’s interest of $1,449 related to Lyonsdale.

CH Energy Group, Inc. Segment Disclosure

	Year Ended December 31, 2007

	Central Hudson			Other Businesses and Investments

(In Thousands, except Earnings Per Share)		Natural
	Electric	Gas	Griffith		Eliminations		Total

Revenues from external customers	$616,839	$165,449	$405,753	$8,716	$—		$1,196,757
Intersegment revenues	15	301	—	—	(316)		—

Total revenues	616,854	165,750	405,753	8,716	(316)		1,196,757

Depreciation and amortization	22,251	6,148	6,715	809	—		35,923
Interest and investment income	3,770	1,973	115	7,082	(4,534	)(1)	8,406

Interest expense	17,535	5,372	4,091	443	(4,534	)(1)	22,907
Income before income taxes	42,159	10,633	5,171	6,571	—		64,534
Income tax expense	16,018	4,308	2,005	(433)	—		21,898
Net Income	26,141	6,325	3,166	7,004	—		42,636

Segment assets at Dec 31	926,223	326,471	197,425	44,655	(26	)(3)	1,494,748
Goodwill	—	—	63,433	—	—		63,433
Capital expenditures	65,548	17,215	2,253	1,060	—		86,076

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.16 per share, with the balance of $0.28 per share resulting primarily from interest income

(3)	Includes minority owner’s interest of $1,345 related to Lyonsdale.

CH Energy Group, Inc. Segment Disclosure

	Year Ended December 31, 2006

	Central Hudson			Other Businesses and Investments

(In Thousands, except Earnings Per Share)		Natural
	Electric	Gas	Griffith		Eliminations		Total

Revenues from external customers	$503,908	$155,272	$327,825	$6,428	$—		$993,433
Intersegment revenues	14	319	—	—	(333)		—

Total revenues	503,922	155,591	327,825	6,428	(333)		993,433

Depreciation and amortization	22,363	6,639	6,139	560	—		35,701
Interest and investment income	4,634	1,882	105	6,726	(3,480	)(1)	9,867

Interest expense	15,478	4,934	3,150	330	(3,480	)(1)	20,412
Income before income taxes	42,425	13,004	2,407	9,017	—		66,853
Income tax expense	16,027	5,501	799	1,442	—		23,769
Net Income	26,398	7,503	1,608	7,575	—		43,084

Segment assets at Dec 31	899,982	315,841	148,249	95,948	512	(3)	1,460,532
Goodwill	—	—	52,828	—	—		52,828
Capital expenditures	57,340	14,071	3,659	—	—		75,070

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	The amount of EPS attributable to CHEC’s other businesses and investments was $0.23 per share, with the balance of $0.25 per share resulting primarily from interest income

(3)	Includes minority interest of $1,481 related to Lyonsdale.

Central Hudson Gas & Electric Corporation Segment Disclosure

	Year Ended December 31, 2008
(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$608,161	$189,546	$—	$797,707
Intersegment revenues	16	323	(339)	—

Total revenues	608,177	189,869	(339)	797,707

Depreciation and amortization	23,592	6,220	—	29,812
Interest income	1,605	1,566	—	3,171
Interest expense	19,975	5,451	—	25,426
Income tax expense	14,334	4,939	—	19,273
Income available for common stock	20,977	5,291	—	26,268
Segment assets at Dec 31	1,106,505	385,691	—	1,492,196
Capital expenditures	58,827	19,503	—	78,330

Central Hudson Gas & Electric Corporation Segment Disclosure

	Year Ended December 31, 2007
(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$616,839	$165,449	$—	$782,288
Intersegment revenues	15	301	(316)	—

Total revenues	616,854	165,750	(316)	782,288

Depreciation and amortization	22,251	6,148	—	28,399
Interest income	3,770	1,973	—	5,743
Interest expense	17,535	5,372	—	22,907
Income tax expense	16,018	4,308	—	20,326
Income available for common stock	26,141	6,325	—	32,466
Segment assets at Dec 31	926,223	326,471	—	1,252,694
Capital expenditures	65,548	17,215	—	82,763

Central Hudson Gas & Electric Corporation Segment Disclosure

	Year Ended December 31, 2006
(In Thousands)	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$503,908	$155,272	$—	$659,180
Intersegment revenues	14	319	(333)	—

Total revenues	503,922	155,591	(333)	659,180

Depreciation and amortization	22,363	6,639	—	29,002
Interest income	4,634	1,882	—	6,516
Interest expense	15,478	4,934	—	20,412
Income tax expense	16,027	5,501	—	21,528
Income available for common stock	26,398	7,503	—	33,901
Segment assets at Dec 31	899,982	315,841	—	1,215,823
Capital expenditures	57,340	14,071	—	71,411

NOTE 14 -	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, established accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet with the corresponding unrealized gains or losses recognized in earnings. SFAS 133 permits the deferral of unrealized hedge gains and losses, under stringent hedge accounting provisions.

          CH Energy Group and its subsidiaries do not enter into derivative instruments for speculative purposes.

          Central Hudson uses derivative instruments to hedge exposure to variability in the prices of natural gas and electricity and to hedge exposure to variability in interest rates for its variable rate long-term debt. The types of derivative instruments typically used by Central Hudson are natural gas futures and swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, and interest rate caps to hedge interest payments on variable rate debt. These derivatives are not designated as hedges under the provisions of SFAS 133, and the related gains and losses are included as part of Central Hudson’s commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses. On April 1, 2006, Central Hudson replaced its interest rate cap agreement with a new two-year agreement through April 1, 2008, with similar terms as the expired agreement. This rate cap agreement hedges the variability in interest rates related to Central Hudson’s bonds issued by the NYSERDA. If market interest rates increase above the cap, a payment is received from the counterparty which is expected to offset Central Hudson’s increased interest expense. The premium related to interest rate hedges, as well as any related actual gains, is also subject to a true-up mechanism authorized by the PSC for Central Hudson’s variable rate long-term debt. The earnings impacts from these derivatives are therefore deferred for refund to or recovery from customers under their respective regulatory adjustment mechanisms.

          At December 31, 2008, Central Hudson had open derivative contracts to hedge natural gas prices during the periods of January - March 2009, May - September 2009, and November 2009 - March 2010, covering approximately 60.7% of Central Hudson’s projected total natural gas supply requirements during these periods. In 2008, derivative transactions were used to economically hedge 34.6% of Central Hudson’s total natural gas supply requirements as compared to 15.1% in 2007. In its electric operations, Central Hudson had open derivative contracts to economically hedge the price of approximately 21.5% of its projected electricity requirements for calendar year 2009 at December 31, 2008. In 2008, Central Hudson economically hedged approximately 8.1% of its total electricity supply requirements with OTC derivative contracts as compared to 18.0% in 2007. Central Hudson also economically hedged approximately 4.7% of its Summer 2008 Unforced Capacity (“UCAP”) capability period requirement. In addition, Central Hudson has in place a number of agreements of varying terms to purchase electricity produced by certain of its former major generating assets and other generating facilities at fixed prices. The notional amounts currently economically hedged by the electricity purchase agreements for 2009 and 2010 represent approximately 41.7% and 43.6%, respectively, of its total anticipated electricity supply requirements in each year.

          The total fair value (net unrealized loss) of Central Hudson’s derivatives at December 31, 2008 was ($15.8) million as compared to a fair value (net unrealized loss) of ($1.2) million at December 31, 2007. Central Hudson estimates that, as of December 31, 2008, if the commodity price increased/decreased by 10% the fair value of the derivatives would change by $7.3 million. Central Hudson expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of electricity and natural gas purchased. Fair value is determined based on market quotes for exchange traded derivatives and broker quotes for OTC derivatives. Actual net losses of ($13.1) million were recorded in 2008, which increased amounts recovered through Central Hudson’s electric and natural gas cost adjustment clauses for the overall cost of electricity and natural gas. This compares to a total net loss of ($14.6) million recorded in 2007, which increased the overall cost of electricity and natural gas.

          Griffith uses derivative instruments to hedge variability in the price of heating oil purchased for delivery to its customers. In 2008, Griffith purchased call option contracts to establish ceiling prices to hedge forecasted heating oil supply requirements for capped price programs not hedged by firm purchase commitments as it did in 2007. The options hedge commodity price changes. These derivatives are designated as cash flow hedges under the provisions of SFAS 133 and are accounted for under the deferral method with actual gains and losses from the hedging activity included in the cost of sales as the hedged transaction occurs. The call options entered into have been effective with no gains or losses from ineffectiveness recorded in 2008 or 2007. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid for these derivative instruments. The total amount of premiums expensed in 2008, 2007 and 2006 was $1.3 million, $0.5 million and $0.5 million, respectively. These net premiums are expensed based on the change in their respective fair value. The total fair value of open derivative instruments at December 31, 2008 was zero. The total fair value at December 31, 2007 was a net unrealized gain of $1.2 million. Griffith estimates that, as of December 31, 2008, if the commodity price increased/decreased by 10%, the fair value of the derivatives would not change by a material amount. Griffith expects that any change in fair value would be largely offset by a directionally opposite change in the cost of purchased heating oil. Including premium costs, a net actual gain of $0.7 million was recorded in 2008, and net losses of ($0.7) million and ($0.8) million were recorded in 2007 and 2006, respectively. These amounts were recorded in each year as part of the cost or price of the related commodity transactions. The fair values of put and call options are determined based on the market value of the underlying commodity.

          At December 31, 2008, Griffith had open OTC call option positions covering approximately 4.3% of its anticipated fuel oil supply requirements for the period January 2009 through June 2009. The percentage hedged at December 31, 2007, for the period January 2008 to June 2008 was 6.2%. In 2008, derivative instruments were used to hedge 5.2% of total fuel oil requirements as compared to 7.3% in 2007.

          In addition to the above, Central Hudson and Griffith use weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns if such contracts can be obtained on reasonable terms. Weather derivative contracts are generally entered into for the periods November through December and January through March, which covers the bulk of the heating season. Central Hudson also has entered into similar contracts for the cooling season, which runs from June through August. Weather derivative contracts are not subject to the provisions of SFAS 133 and are accounted for in accordance with Emerging Issues Task Force (“EITF”) Statement 99-2, Accounting for Weather Derivatives. In 2008, Central Hudson made a total payment to counter-parties of $0.2 million. In 2007, a total payment of $0.2 million, including premiums, was made to counter-parties. The 2008 payment was a premium payment for an option related to the January – March period that settled out of the money since weather was colder than the contractual strike point. The 2007 payment was a premium payment for an option related to the February – March period that settled out of the money since weather was colder than the contractual strike point. In 2008, Griffith made total payments of $29,000, including premiums paid. The 2008 payment was a premium payment for an option related to the January – March period that settled out of the money since weather was colder than the contractual strike point. In 2007, Griffith made payments of $0.9 million, including premiums paid. The amounts recorded in 2007 partially offset variations in revenues experienced due to the actual weather patterns that occurred in the period. Central Hudson and Griffith have each entered into weather derivative contracts for January through March 2009. Central Hudson and Griffith estimate that for the weather derivatives currently in place, a change of 10% in degree days from normal weather will not result in any payment to/from the counterparty.

NOTE 15 - FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash, Cash Equivalents and Short-term Investments: The carrying amount approximates fair value because of the short maturity of those instruments.

          Long-term Debt: The fair value is estimated based on the quoted market prices for the same or similar issues or to current rates offered to Central Hudson for debt of the same remaining maturities and credit quality.

          Notes Payable: The carrying amount approximates fair value because of the short maturity of those instruments.

          Notes Receivable: The carrying value approximates fair value based on current market rates for notes issued by companies with comparable credit risk.

          Short-term Investments: CH Energy Group’s investments include tax-exempt ARS and VRDN with interest rates that are reset anywhere from 7 to 35 days. These investments are available to fund current operations or to provide funding in accordance with CH Energy Group’s strategy to redeploy equity into its subsidiaries. Due to the nature of these securities with regard to their interest reset periods, the aggregate carrying value approximates their fair value, thereby not impacting shareholders equity with regard to unrealized gains and losses. The aggregate fair value of these short-term investments was zero at December 31, 2008 and $3.5 million at December 31, 2007. Cash flows from the purchases and liquidation of these investments are reported separately as investing activities in CH Energy Group’s Consolidated Statement of Cash Flows.

CH ENERGY GROUP / CENTRAL HUDSON
Long-term Debt Maturities and Fair Value

December 31, 2008

	Expected Maturity Date (Dollars In Thousands)

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed Rate:	$20,000	$24,000	$—	$36,000	$30,000	$208,044	$318,044	$296,086
Estimated Effective Interest Rate	6.06%	4.38%	—%	6.71%	6.92%	5.79%	5.91%

Variable Rate:	$—	$—	$—	$—	$—	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						4.10%	4.10%

			Total Debt Outstanding				$433,894	$411,936

			Estimated Effective Interest Rate				5.43%

December 31, 2007

	Expected Maturity Date (Dollars In Thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed Rate:	$—	$20,000	$24,000	$—	$36,000	$208,042	$288,042	$287,308
Estimated Effective Interest Rate	—%	6.07%	4.38%	—%	6.64%	5.48%	6.30%

Variable Rate:	$—	$—	$—	$—	$—	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						3.69%	3.69%

			Total Debt Outstanding				$403,892	$403,158

			Estimated Effective Interest Rate				5.49%

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) – CH ENERGY GROUP

          Selected financial data for each quarterly period within 2008 and 2007 are presented below:

	Operating Revenues	Operating Income	Net Income	Earnings Per Average Share of Common Stock (Diluted) Outstanding

	(In Thousands)			(Dollars)

Quarter Ended:

2008
March 31	$409,792	$35,958	$19,301	$1.22
June 30	313,652	7,954	1,670	0.11
September 30	300,787	9,378	2,885	0.18
December 31	308,620	25,416	11,225	0.71

2007
March 31	$343,378	$37,405	$21,698	$1.37
June 30	270,983	10,065	5,189	0.33
September 30	260,116	10,640	4,329	0.27
December 31	322,280	21,158	11,420	0.73

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) – CENTRAL HUDSON

          Selected financial data for each quarterly period within 2008 and 2007 are presented below:

	Operating Revenues	Operating Income	Income Available for Common Stock

	(In Thousands)

Quarter Ended:

2008
March 31	$220,033	$24,710	$11,505
June 30	190,119	11,680	3,949
September 30	200,774	15,691	5,885
December 31	186,781	15,263	4,929

2007
March 31	$215,866	$26,035	$13,129
June 30	190,687	11,799	5,020
September 30	189,571	15,201	5,863
December 31	186,164	18,371	8,454

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)
STATEMENT OF INCOME
(In Thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006

Business development costs	$(1,589)	$(1,451)	$(904)
Interest income	4,543	6,045	5,895
Other income (deductions)	(185)	(93)	410

Income before equity in earnings of subsidiaries and income taxes	2,769	4,501	5,401
Equity in earnings of subsidiaries	32,859	38,275	39,064

Income before income taxes	35,628	42,776	44,465
Income taxes	547	140	1,381

Net Income	$35,081	$42,636	$43,084

Common Stock:
Average shares outstanding
Basic	15,768	15,762	15,762
Diluted	15,805	15,779	15,779
Earnings per share
Basic	$2.22	$2.70	$2.73
Diluted	$2.22	$2.70	$2.73

Dividends declared per share	$2.16	$2.16	$2.16

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)
STATEMENT OF CASH FLOWS
(In Thousands)

	For the Year Ended December 31,
	2008	2007	2006

Operating Activities
Net income	$35,081	$42,636	$43,084
Equity in earnings of subsidiary companies	(32,859)	(38,275)	(39,064)
Changes in current assets and liabilities:
Cash dividends received from subsidiaries	3,250	18,500	10,850
Accrued taxes	3,001	(2,999)	1,301
Other - net	453	539	(1,158)

Net cash flows provided by operating activities	8,926	20,401	15,013

Investing Activities:
Investment in subsidiaries	29,854	(40,060)	(4,206)
Purchase of short-term investments	—	(69,293)	(36,206)
Proceeds from sale of short-term investments	3,545	108,359	35,696
Other investment activity	(75)	—	765

Net cash flows provided by/(used in) investing activities	33,324	(994)	(3,951)

Financing Activities:
Cash dividends on common shares	(34,081)	(34,046)	(34,046)

Net cash flows used in financing activities	(34,081)	(34,046)	(34,046)

Net change in cash and cash equivalents	8,169	(14,639)	(22,984)

Cash and cash equivalents - beginning of the year	3,160	17,799	40,783

Cash and cash equivalents - end of the year	$11,329	$3,160	$17,799

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)
BALANCE SHEET
(In Thousands)

	December 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$11,329	$3,160
Short-term investments - available-for-sale securities	—	3,545
Prepayments	266	108
Accounts receivable from subsidiaries	775	4,162
Other	13	18

Total Current Assets	12,383	10,993

Other Assets
Investments in subsidiaries	520,150	521,519

Total Other Assets	520,150	521,519

Total Assets	$532,533	$532,512

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock	$1,686	$1,686
Paid-in capital	350,873	351,230
Retained earnings	216,634	215,639
Treasury stock	(45,386)	(46,252)
Accumulated other comprehensive income	55	1,173
Capital stock expense	(328)	(328)

Total Capitalization	523,534	523,148

Current Liabilities
Dividends payable	8,523	8,518
Accounts payable	36	12
Accrued taxes	440	834

Total Current Liabilities	8,999	9,364

Total Capitalization and Liabilities	$532,533	$532,512

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

          CH Energy Group (Parent Company only) has accounted for wholly owned subsidiaries using the equity method. These financial statements are presented on a condensed basis. Additional disclosures relating to the parent company financial statements are included under the combined notes to our financial statements under Part II, Item 8, of this report.

SCHEDULE II - Reserves - CH Energy Group
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period

YEAR ENDED DECEMBER 31, 2008

Operating Reserves	$5,212	$1,834	$165	$2,056	$5,155

Reserve for Uncollectible Accounts	$4,829	$12,470	$—	$8,483	$8,816

YEAR ENDED DECEMBER 31, 2007

Operating Reserves	$4,906	$1,879	$65	$1,638	$5,212

Reserve for Uncollectible Accounts	$5,761	$5,853	$—	$6,785	$4,829

YEAR ENDED DECEMBER 31, 2006

Operating Reserves	$6,216	$45	$32	$1,387	$4,906

Reserve for Uncollectible Accounts	$4,588	$5,675	$—	$4,502	$5,761

SCHEDULE II - Reserves - Central Hudson
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period

YEAR ENDED DECEMBER 31, 2008

Operating Reserves	$4,243	$921	$165	$1,431	$3,898

Reserve for Uncollectible Accounts	$2,761	$7,892	$—	$6,653	$4,000

YEAR ENDED DECEMBER 31, 2007

Operating Reserves	$3,936	$991	$65	$749	$4,243

Reserve for Uncollectible Accounts	$3,800	$4,850	$—	$5,889	$2,761

YEAR ENDED DECEMBER 31, 2006

Operating Reserves	$5,137	$(475)	$32	$758	$3,936

Reserve for Uncollectible Accounts	$3,400	$4,435	$—	$4,035	$3,800

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A -	CONTROLS AND PROCEDURES

          The Chief Executive Officer and Chief Financial Officer of CH Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K and based on the evaluation, concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Corporations’ controls and procedures are effective.

          There was one significant change to the Registrants’ internal control over financial reporting that occurred during the Registrants’ last fiscal quarter. In October 2008, Griffith completed the implementation of a new general ledger software application. The general computer controls and business controls related to this application were tested and determined to be designed and operating effectively.

          For additional discussion, see the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control Over Financial Reporting included in this 10-K Annual Report.

ITEM 9B -	OTHER INFORMATION

          None.

PART III

ITEM 10 -	DIRECTORS AND EXECUTIVE OFFICERS OF CH ENERGY GROUP

          Other information required hereunder for Directors and executive officers of CH Energy Group is incorporated by reference to the CH Energy Group’s definitive proxy statement (“Proxy Statement”), which will be filed with the SEC.

          The information on those Directors of CH Energy Group standing for election by shareholders at the Annual Meeting of Shareholders to be held on April 28, 2009, is incorporated by reference to the caption “Election of Directors” in the Proxy Statement.

          The information on the executive officers of CH Energy Group required hereunder is incorporated by reference to Item 1 – “Business” of this 10-K Annual Report under the caption “Executive Officers.”

          CH Energy Group has adopted a Code of Business Conduct and Ethics (“Code”). Section II of the Code, in accordance with Section 406 of the Sarbanes-Oxley Act and Item 406 of Regulation S-K, constitutes CH Energy Group’s Code of Ethics for Senior Financial Officers. This section, in conjunction with the remainder of the Code, is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is available on CH Energy Group’s Internet website at www.CHEnergyGroup.com.

          If CH Energy Group’s Board of Directors materially amends or grants any waivers to Section II of the Code relating to issues concerning the need to resolve ethically any actual or apparent conflicts of interest, and to comply with all generally accepted accounting principles, laws and regulations designed to produce full, fair, accurate, timely, and understandable disclosure in CH Energy Group’s periodic reports filed with the SEC, CH Energy Group will post such information on its Internet website at www.CHEnergyGroup.com.

          CH Energy Group’s governance guidelines, Code, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on CH Energy Group’s Internet website at www.CHEnergyGroup.com.

          The governance guidelines, the Code, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4839.

ITEM 11 -	EXECUTIVE COMPENSATION

          The information required hereunder for Directors and executive officers of CH Energy Group is incorporated by reference to the section captioned “Executive Compensation” of the Proxy Statement.

ITEM 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity-Based Compensation Plan Information

          The following table sets forth information concerning CH Energy Group’s compensation plans (including individual compensation arrangements) as of December 31, 2008, under which equity securities of CH Energy Group are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity-based compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	40,300	(1)	$46.05	212,420	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	40,300		$46.05	212,420

(1)	This includes only stock options granted under the 2000 Plan.

(2)

Pertains to the 2006 Plan only, and excludes 75,480 performance shares and 12,100 restricted shares granted under the 2006 Plan through December 31, 2008. Effective April 25, 2006, securities can no longer be issued under the 2000 Plan.

          The information required hereunder regarding equity ownership in CH Energy Group by its Directors and executive officers is incorporated by reference to the section captioned “Beneficial Ownership” of the Proxy Statement.

ITEM 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          See Note 1 - “Summary of Significant Accounting Policies” under the caption “Related Party Transactions.” The information required hereunder regarding Director independence is incorporated by reference to the section captioned “Director Independence” of the Proxy Statement.

ITEM 14 -	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item regarding CH Energy Group’s Audit Committee’s policies and procedures and annual fees rendered to CH Energy Group’s principal accountants is incorporated by reference to the Report of the Audit Committee and to the caption “Principal Accountant Fees and Services,” both of which are included in the Proxy Statement.

          The following information is provided for Central Hudson:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP	2008	2007

Audit Fees	$758,441	$735,138

Tax Fees
Includes review of federal and state income tax returns and tax research	14,200	11,800

All Other Fees
Includes software licensing fee for accounting research tool	750	1,500

TOTAL	$773,391	$748,438

PART IV

ITEM 15 -	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K Annual Report

1. and 2. All Financial Statements and Financial Statement Schedules filed as part of this 10-K Annual Report are included in Item 8 – “Financial Statements and Supplementary Data” of this 10-K Annual Report and reference is made thereto.

3. Exhibits

          Incorporated herein by reference to the Exhibit Index for this 10-K Annual Report, which is located immediately after the signature pages to this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CH ENERGY GROUP, INC.

By	/s/ Steven V. Lant

Steven V. Lant
Chairman of the Board,
President and
Chief Executive Officer

Dated: February 10, 2009

CENTRAL HUDSON GAS & ELECTRIC
CORPORATION

By	/s/ Steven V. Lant

Steven V. Lant
Chairman of the Board and
Chief Executive Officer

Dated: February 10, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following persons on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

Signature	Title	Date

(a) Principal Executive
Officer or Officers:

/s/ Steven V. Lant	Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation	February 10, 2009

(Steven V. Lant)

(b) Principal Accounting Officer:

/s/ Kimberly J. Wright	Vice President – Accounting and Controller of CH Energy Group, Inc.; Controller of Central Hudson Gas & Electric Corporation	February 10, 2009

(Kimberly J. Wright)

(c) Principal Financial Officer:

/s/ Christopher M. Capone	Executive Vice President and Chief Financial Officer of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation	February 10, 2009

(Christopher M. Capone)

(d)	A majority of Directors of CH Energy Group, Inc.:

Steven V. Lant*, Margarita K. Dilley*, Steven M. Fetter*,
Stanley J. Grubel*, Manuel J. Iraola*, E. Michel Kruse*,
Jeffrey D. Tranen*, and Ernest R. Verebelyi*, Directors

By	/s/ Steven V. Lant

	(Steven V. Lant)	February 10, 2009

(e)	A majority of Directors of Central Hudson Gas & Electric Corporation:

Steven V. Lant*, Christopher M. Capone*,
Joseph J. DeVirgilio, Jr.*, and Carl E. Meyer*, Directors

By	/s/ Steven V. Lant

	(Steven V. Lant)	February 10, 2009

*Steven V. Lant, by signing his name hereto, does thereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to powers of attorney duly executed by such persons and filed with the United States Securities and Exchange Commission as Exhibit 24 hereof.

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference:

Exhibit No.
(Regulation S-K Item 601 Designation)	Exhibits

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession:

(i)

Certificate of Exchange of Shares of Central Hudson Gas & Electric Corporation, subject corporation, for shares of CH Energy Group, Inc., acquiring corporation, under Section 913 of the Business Corporation Law of the State of New York. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit 2(i))

(ii)

Agreement and Plan of Exchange by and between Central Hudson Gas & Electric Corporation and CH Energy Group, Inc. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K dated December 15, 1999; Exhibit 2.1)

(3)	Articles of Incorporation and Bylaws:

(i)

Restated Certificate of Incorporation of CH Energy Group, Inc. under Section 807 of the Business Corporation Law, filed November 12, 1998. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K filed on September 30, 1998; Exhibit 3(i))

(ii)	By-laws of CH Energy Group, Inc. in effect on the date of this Report. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on April 3, 2008; Exhibit 3(ii)(1))

(iii)

Composite Restated Certificate of Incorporation of Central Hudson Gas & Electric Corporation, as amended, through October 8, 1993 dated May 2, 2008 (Incorporated herein by reference to Central Hudson’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2008; Exhibit 3(iii)(1)).

(iv)

By-laws of Central Hudson Gas & Electric Corporation in effect on the date of this Report. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (3)(vi))

(4)	Instruments defining the rights of security holders, including indentures (see also Exhibits (3)(i) and (ii) above):

(ii)

1—           Indenture, dated as of April 1, 1992, between Central Hudson and Morgan Guaranty Trust Company of New York, as Trustee related to unsecured Medium-Term Notes. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated May 27, 1992; Exhibit (4)(ii)29)

(ii)

2—           Prospectus Supplement Dated May 28, 1992 (To Prospectus Dated April 13, 1992) relating to $125,000,000 principal amount of Medium-Term Notes, Series A, and the Prospectus Dated April 13, 1992, relating to $125,000,000 principal amount of Central Hudson’s debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624, and, as applicable to a tranche of such Medium-Term Notes, set forth in Pricing Supplement No. 1, Dated June 26, 1992 (To Prospectus Dated April 13, 1992, as supplemented by a Prospectus Supplement Dated May 28, 1992) filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-46624.

(ii)

3— Prospectus Supplement Dated August 24, 1998 (To Prospectus Dated April 4, 1995) relating to $80,000,000 principal amount of Medium-Term Notes, Series B, and the Prospectus Dated April 4, 1995, relating to (i) $80,000,000 of Central Hudson’s Debt Securities and Common Stock, $5.00 par value, but not in excess of $40 million aggregate initial offering price of such Common Stock and (ii) 250,000 shares of Central Hudson’s Cumulative Preferred Stock, par value $100 per share, which may be issued as 1,000,000 shares of Depositary Preferred Shares each representing 1/4 of a share of such Cumulative Preferred Stock attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 33-56349.

(a)

Pricing Supplement No. 1, Dated September 2, 1998 (To Prospectus Dated April 4, 1995, as supplemented by a Prospectus Supplement Dated August 24, 1998), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(2) under the Securities Act of 1933 in connection with Registration Statement No. 33-56349.

(ii)

4—           Prospectus Supplement Dated January 8, 1999 (To Prospectus Dated January 7, 1999) relating to $110,000,000 principal amount of Medium-Term Notes, Series C, and the Prospectus Dated January 7, 1999, relating to $110,000,000 principal amount of Central Hudson’s debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349, and, as applicable to a tranche of such Medium-Term Notes, set forth in Pricing Supplement No. 1, Dated January 12, 1999 (To Prospectus Dated January 7, 1999, as supplemented by a Prospectus Supplement Dated January 8, 1999) filed pursuant to Rule 424(b) in connection with Registration Statement Nos. 333-65597 and 33-56349.

(ii)

5—           Prospectus Supplement Dated March 20, 2002 (To Prospectus dated March 14, 2002) relating to $100,000,000 principal amount of Medium-Term Notes, Series D, and the Prospectus Dated March 14, 2002, relating to $100,000,000 principal amount of Central Hudson’s debt securities attached hereto, as filed pursuant to Rule 424 (b) in connection with Registration Statement No. 33-83542, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

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

(d)

Pricing Supplement No. 4, Dated February 24, 2004 (to said Prospectus dated March 20, 2002 as supplemented by said Prospectus Supplement Dated March 20, 2002 and March 25, 2002) filed pursuant to Rule 424(b) in connection with Registration Statement No. 333-83542.

(ii)

6—           Prospectus Supplement Dated October 28, 2004 (To Prospectus dated October 22, 2004) relating to $85,000,000 principal amount of Medium-Term Notes, Series E, and the Prospectus Dated October 22, 2004, relating to $85,000,000 principal amount of Central Hudson’s debt securities attached hereto, as filed pursuant to Rule 424 (b) in connection with Registration Statement No. 333-116286, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

(a)

Pricing Supplement No. 1, Dated October 29, 2004 (to said Prospectus dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b) (3) in connection with Registration Statement No. 333-116286.

(b)

Pricing Supplement No. 2, Dated November 2, 2004 (to said Prospectus Dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b) (3) in connection with Registration Statement No. 333-116286.

(c)

Pricing Supplement No. 3, Dated November 30, 2005 (to said Prospectus Dated October 22, 2004, as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424 (b) (3) in connection with Registration Statement No. 333-116286.

(d)

Pricing Supplement No. 4, Dated November 17, 2006 (to said Prospectus dated October 22, 2004 as supplemented by said Prospectus Supplement Dated October 28, 2004) filed pursuant to Rule 424(b)(3) in connection with Registration Statement No. 333-116286.

(ii)

7—           Prospectus Supplement Dated March 20, 2007 (To Prospectus dated December 1, 2006) relating to $140,000,000 principal amount of Medium-Term Notes, Series F, as filed on March 20, 2007, pursuant to Rule 424 (b) in connection with Registration Statement No. 333-138510, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

(a)	Pricing Supplement No. 1, Dated March 20, 2007 filed on March 21, 2007, pursuant to Rule 424 (b).

(b)	Pricing Supplement No. 2, Dated September 14, 2007 filed on September 14, 2007, pursuant to Rule 424 (b).

(c)	Pricing Supplement No. 3, Dated November 18, 2008 filed on November 18, 2008, pursuant to Rule 424 (b).

(ii)

8—           Central Hudson and another subsidiary of Energy Group have entered into certain other instruments with respect to long-term debt. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of Energy Group and its other subsidiaries or Central Hudson, as the case may be, each on a consolidated basis. Energy Group and Central Hudson agree to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of Central Hudson and such other subsidiary.

(10)	Material contracts:

(i)

1—           Assignment and Assumption dated as of October 24, 1975 between Central Hudson and New York State Electric & Gas Corporation. (Incorporated herein by reference to Central Hudson’s Registration Statement No. 2-54690; Exhibit 5.25)

(i)

2—           Amendment to Assignment and Assumption dated October 30, 1978 between Central Hudson and New York State Electric & Gas Corporation. (Incorporated herein by reference to Central Hudson’s Registration Statement No. 2-65127; Exhibit 5.34)

(i)

3—           Agreement dated April 2, 1980 by and between Central Hudson and the Power Authority of the State of New York. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)24)

(i)

4—           Transmission Agreement, dated October 25, 1983, between Central Hudson and Niagara Mohawk Power Corporation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)30)

(i)

5—           Underground Storage Service Agreement, dated June 30, 1982, between Central Hudson and Penn-York Energy Corporation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)32)

(i)

6—           Interruptible Transmission Service Agreement, dated December 20, 1983, between Central Hudson and Power Authority of the State of New York. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)33)

(i)

7—           Agreement, dated December 7, 1983, between Central Hudson and the Power Authority of the State of New York. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)34)

(i)

8—           General Joint Use Pole Agreement between Central Hudson and the New York Telephone Company effective January 1, 1986 (not including the Administrative and Operating Practices provisions thereof). (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)37)

(i)

9—           Memorandum of Understanding, dated as of March 22, 1988, by and among Central Hudson, Alberta Northeast Gas, Limited, the Brooklyn Union Gas Company, New Jersey Natural Gas Company and Connecticut Natural Gas Corporation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987; Exhibit (10)(i)98)

(i)

10—         Agreement, dated October 9, 1990, between Texas Eastern Transmission Corporation and Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)80)

(i)

11—         Agreement, dated December 28, 1989, between Texas Eastern Transmission Corporation and Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)83)

(i)

12—         Agreement, dated November 3, 1989, between Texas Eastern Transmission Corporation and Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)84)

(i)

13—         Agreement No. 1 dated as of February 7, 1991 between Central Hudson and Alberta Northeast Gas, Limited for the purchase of Canadian natural gas from TransCanada Pipelines Limited under Precedent Agreement No. 1 to be delivered on the Iroquois Gas Transmission System. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)96)

(i)

14—         Agreement dated as of February 7, 1991 between Central Hudson and Iroquois Gas Transmission System to transport gas imported by Alberta Northeast Gas, Limited to Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)97)

(i)

15—         Agreement, dated December 28, 1990 and effective February 5, 1991, between Central Hudson and National Fuel Gas Supply Corporation for interruptible transportation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Exhibit (10)(i)100)

(i)

16—         Utility Services Contract, effective October 1, 1991, between Central Hudson and the U.S. Department of the Army, for the provision of natural gas service to the U.S. Military Academy at West Point and Stewart Army Subpost, together with an Amendment thereto, effective October 10, 1991. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Exhibit (10)(i)101)

(i)

17—         Service Agreement, effective December 1, 1990, between Central Hudson and Texas Eastern Transmission Corporation, for firm transportation service under Rate Schedule FT-1. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Exhibit (10)(i)103)

(i)

18—         Service Agreement, dated February 25, 1991, between Central Hudson and Texas Eastern Transmission Corporation, for incremental 5,056 dth. under Rate Schedule CD-1. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991; Exhibit (10)(i)104)

(i)

19—         Agreement dated as of July 1, 1992 between Central Hudson and Tennessee Gas Pipeline Company for storage of natural gas. (Incorporated herein by reference to Central Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992; Exhibit (10)(i)114)

(i)

20—         Agreement dated as of July 1, 1992 between Central Hudson and Tennessee Gas Pipeline Company for firm transportation periods. (Incorporated herein by reference to Central Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992; Exhibit (10)(i)115)

(i)

21—         Agreement, dated December 1, 1991, between Central Hudson and Iroquois Gas Transmission System for interruptible gas transportation service. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)101)

(i)

22—         Letter Agreement, dated August 24, 1992, between Central Hudson and Iroquois Gas Transmission System amending that certain Agreement, dated December 1, 1991 between said parties for interruptible gas transportation service. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990; Exhibit (10)(i)102)

(i)

23—         Gas Transportation Agreement, dated as of September 1, 1993, by and between Tennessee Gas Pipeline Company and Central Hudson. (Incorporated herein by reference to Central Hudson’s Quarterly report on Form 10-Q for fiscal quarter ended September 30, 1993; Exhibit (10)(i)108)

(i)

24—         Agreement, dated as of May 20, 1993, between Central Hudson and New York State Electric & Gas Corporation. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993; Exhibit (10)(i)93)

(i)

25—         Amended and Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated January 7, 1998; Exhibit (10))

(i)

26—         Modification to the Amended and Restated Settlement Agreement, dated February 26, 1998, signed by Central Hudson, the Staff of the Public Service Commission of the State of New York, the New York State Consumer Protection Board and Pace Energy Project. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated February 10, 1998; Exhibit (10)(2))

(i)

27—         Participation Agreement, dated as of December 1, 1998, by and between New York State Energy Research and Development Authority and Central Hudson. (Incorporated herein by reference to Central Hudson’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998; Exhibit (10)(i)82)

(i)

28—         Participation Agreement, dated as of July 15, 1999, by and between New York State Energy Research and Development Authority and Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)66)

(i)

29—         Participation Agreement, dated as of August 1, 1999, by and between New York State Energy Research and Development Authority and Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)67)

(i)

30—         Power Purchase Agreement, dated as of December 11, 2000, by and between Constellation Nuclear, LLC and Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)80)

(i)

31—         Revenue Sharing Agreement, dated as of December 11, 2000, by and between Constellation Nuclear LLC and Central Hudson. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)84)

(i)

32—         Transition Power Agreement, dated January 30, 2001, by and between Central Hudson and Dynegy Power Marketing, Inc. (Incorporated herein by reference to Energy Group’s Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit (10)(i)82)

(i)

33—         Letter Agreement, dated July 3, 2001 between Central Hudson and Dynegy. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(i)72)

(i)

34—       Amended and Restated Credit Agreement effective as of January 2, 2007 among Central Hudson, certain lenders described therein and JPMorgan Chase Bank, N.A., as arranger and administrative agent. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K filed on December 20, 2006; Exhibit 1)

(i)

35—       Second Amendment with Respect to the Amended and Restated Credit Agreement among Central Hudson, certain lenders described therein and JPMorgan Chase Bank, N.A., as arranger and administrative agent. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K filed on February 6, 2008; Exhibit 10.1)

(i)

36—         $25,000,000 Demand Note of Griffith Energy Services, Inc. dated January 18, 2008, payable to the order of Manufacturers and Traders Trust Company. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on January 18, 2008; Exhibit 10.1)

(a)

Guaranty Agreement dated as of January 18, 2008, from Central Hudson Enterprises Corporation to Manufacturers and Traders Trust Company. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on January 18, 2008; Exhibit 10.2)

(b)

Guaranty Agreement dated as of January 18, 2008, from CH Energy Group to Manufacturers and Traders Trust Company. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on January 18, 2008; Exhibit 10.3)

(i)

37—         Distribution Agreement dated March 19, 2007 between the Company, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and McDonald Investments Inc., as agents. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K filed on March 19, 2007; Exhibit 1)

(i)

38—         Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (Keybank National Association, JP Morgan Chase Bank, N.A., Bank of America, N.A., and HSBC Bank USA) dated February 21, 2008. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 26, 2008; Exhibit 10.1)

(i)

39—         Amendment No. 1 to the Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (Keybank National Association, JP Morgan Chase Bank, N.A., Bank of America, N.A., and HSBC Bank USA) dated February 4, 2009. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 6, 2009; Exhibit 10.1)

(i)

40— Promissory Note of Central Hudson Gas & Electric Corporation, dated April 23, 2008, payable to the order of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(i)40)

(i)

41 — Promissory Note of Central Hudson Gas & Electric Corporation, dated February 20, 2008, payable to the order of Bank of America, N.A. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(i)41)

(iii)[1]

1--           Trust and Agency Agreement, dated December 15, 1999 and effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation’s Directors and Executives Deferred Compensation Plan. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999; Exhibit (10)(iii)26)

(iii)

2—           Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan Trust Agreement (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003; Exhibit (10)(iii)29)

(iii)

3—           Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part One), Effective September 26, 2003. (Incorporated herein by reference to Energy Group’s Form S-8 filed on October 30, 2003; Exhibit (10)(iii)26)

(iii)

4—           Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on June 1, 2006; Exhibit (10)(iii)44)

(iii)

5—           Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part Two), effective as of January 1, 2008, (dated December 31, 2007). (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)31)

_________________________

1  Exhibits in Part (iii) of this Section 10 are management contracts and compensatory plans and arrangements.

(iii)

6—           Amendment and Restatement of Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part One) effective June 22, 2001. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)24)

(iii)

7—           Amendment to Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on December 21, 2005; Exhibit (10)(iii)42)

(iii)

8—           Amended and Restated Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part Two) effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)39)

(iii)

9—           Amended and Restated CH Energy Group, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)37)

(iii)

10—         Amendment to CH Energy Group, Inc. Supplemental Executive Retirement Plan. (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; Exhibit 10(iii)1)

(iii)

11—         Amendment No. 1, effective January 1, 2001, to Energy Group’s Long-Term Performance-Based Incentive Plan. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001; Exhibit (10)(iii)1)

(iii)

12—         Amendment No. 2, effective January 1, 2002, to Energy Group’s Long-Term Performance-Based Incentive Plan. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)20)

(iii)

13—         Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan, dated October 24, 2003, effective as of September 26, 2003. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003; Exhibit (10)(iii)28)

(iii)

14—         Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan effective as of December 31, 2007. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)35)

(iii)

15—         CH Energy Group, Inc. Long-Term Equity Incentive Plan, effective as of April 25, 2006. (Incorporated herein by reference to Appendix A to Energy Group’s proxy statement filed on March 10, 2006; Appendix A)

(iii)

16—         Amendment to CH Energy Group, Inc. Long-Term Equity Incentive Plan effective as of December 31, 2007. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)36)

(iii)

17—         Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005; Exhibit 10(iii)34)

(iii)	18— Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on April 28, 2006; Exhibit (10)(iii)43)

(iii)

19—         Amendment to CH Energy Group, Inc. Performance Shares Agreements, effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)41)

(iii)	20— Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on January 30, 2008; Exhibit 10.1)

(iii)	21— Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on January 26, 2009; Exhibit 10.1)

(iii)

22—         Form of CH Energy Group, Inc. Restricted Shares Agreement (for employees of Griffith Energy Services, Inc.) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2008; Exhibit 10(iii)3)

(iii)

23—         Form of CH Energy Group, Inc. Restricted Shares Agreement (for officers of Central Hudson Enterprises Corporation) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008; Exhibit 10(iii)4)

(iii)

24—         Amended and Restated Employment Agreement between CH Energy Group, Inc. and the Chief Executive Officer effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)32)

(iii)

25—         Amended and Restated Employment Agreement between CH Energy Group, Inc. and the three most senior executives (after Chief Executive Officer) effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)33)

(iii)

26—         Amended and Restated Employment Agreement between CH Energy Group, Inc. and the other executive officers effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)34)

(iii)

27—         Amended and Restated Employment Agreement between CH Energy Group, Inc. and Griffith Energy Services, Inc. executive effective as of January 1, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)42)

(iii)

28—         Form of Amendment to Employment Agreement with executive officers, effective December 31, 2008. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(iii)28)

(iii)	29— CH Energy Group, Inc. Short-Term Incentive Plan. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 19, 2008; Exhibit 10.1)

(iii)	30— Amendment to CH Energy Group, Inc. Short-Term Incentive Plan. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 5, 2009; Exhibit 10.1)

(12)	(i)— CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

(ii)—    Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(21)—	Subsidiaries of Energy Group and Central Hudson as of December 31, 2008.

(23)—	Consents of Independent Registered Public Accounting Firm.

1—       Consents of Independent Registered Public Accounting Firm for incorporation by reference of Energy Group Inc.’s Registration Statements on Form S-3 and S-8.

2—     Consents of Independent Registered Public Accounting Firm for incorporation by reference of Central Hudson Gas & Electric Corporation’s Registration Statement on Form S-3.

(24)—	Powers of Attorney:

(i)	1— Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Energy Group authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant.

(i)	2— Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant.

(31)—	Rule 13a-14(a)/15d-14(a) Certifications.

(32)—	Section 1350 Certifications.

(99)—	Additional Exhibits:

(i)

1—           Order on Consent signed on behalf of the New York State Department of Environmental Conservation and Central Hudson relating to Central Hudson’s former manufactured gas site located in Newburgh, New York. (Incorporated herein by reference to Central Hudson’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995; Exhibit (99)(i)5)

(i)

2—           Summary of principal terms of the Amended and Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated January 7, 1998; Exhibit (99)2)

(i)

3—           Order of the Public Service Commission of the State of New York, issued and effective February 19, 1998, adopting the terms of Central Hudson’s Amended Settlement Agreement, subject to certain modifications and conditions. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated February 10, 1998; Exhibit (10)1)

(i)

4—           Order of the Public Service Commission of the State of New York, issued and effective June 30, 1998, explaining in greater detail and reaffirming its Abbreviated Order, issued and effective February 19, 1998, which February 19, 1998 Order modified, and as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among Central Hudson, the PSC Staff and others as part of the PSC’s “Competitive Opportunities” proceeding (ii) the Order, dated June 24, 1998, of the Federal Energy Regulatory Commission conditionally authorizing the establishment of an Independent System Operator by the member systems of the New York Power Pool and (iii) disclosing, effective August 1, 1998, Paul J. Ganci’s appointment by Central Hudson’s Board of Directors as President and Chief Executive Officer and John E. Mack III’s formerly Chairman of the Board and Chief Executive Officer) continuation as Chairman of the Board. (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K, dated July 24, 1998; Exhibit (10)1)

(i)

5—           Order of the Public Service Commission of the State of New York, issued and effective October 3, 2002, authorizing the implementation of the Economic Development Program. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002; Exhibit (99)(i)10)

(i)

6—           Order of the Public Service Commission of the State of New York, issued and effective October 25, 2002, authorizing the establishment of a deferred accounting plan for site identification and remediation costs relating to Central Hudson’s seven former manufactured gas plants. (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002; Exhibit (99)(i)11)

(i)

7—           Order of the Public Service Commission of the State of New York, issued and effective July 24, 2006, establishing the rate plan. (Incorporated herein by reference to Energy Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006; Exhibit 99)