Form 10-Q
period 2009-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2009-05-04
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended______________________________________March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to________________________________

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

          Yes ☒      No ☐

          Indicate by check mark whether CH Energy Group has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

          Yes ☒      No ☐

          Indicate by check mark whether Central Hudson Gas & Electric Corporation has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

          Yes ☒      No ☐

          Indicate by check mark whether CH Energy Group, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

          Large Accelerated Filer ☐Accelerated Filer ☒

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

          Large Accelerated Filer ☐Accelerated Filer ☐

          Non-Accelerated Filer ☒ Smaller Reporting Company ☐

          Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

          Yes ☐      No ☒

          Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

          Yes ☐      No ☒

          As of the close of business on April 30, 2009, (i) CH Energy Group, Inc. had outstanding 15,785,199 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

          CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Operating Revenues
Electric	$156,753	$143,814
Natural gas	90,123	76,219
Competitive business subsidiaries:
Petroleum Products	120,578	178,566
Other	11,019	11,193

Total Operating Revenues	378,473	409,792

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	91,751	84,334
Purchased natural gas	64,825	53,138
Purchased petroleum	86,271	150,858
Other expenses of operation - regulated activities	46,321	42,913
Other expenses of operation - competitive business subsidiaries	24,187	23,668
Depreciation and amortization	10,162	9,460
Taxes, other than income tax	10,143	9,463

Total Operating Expenses	333,660	373,834

Operating Income	44,813	35,958

Other Income and Deductions
Income from unconsolidated affiliates	230	269
Interest on regulatory assets and investment income	1,116	1,273
Reserve for note receivable	(1,299)	—
Other - net	(709)	441

Total Other Income	(662)	1,983

Interest Charges
Interest on long-term debt	4,780	5,089
Interest on regulatory liabilities and other interest	1,507	1,288

Total Interest Charges	6,287	6,377

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	37,864	31,564
Income Taxes	14,533	11,937

Net Income	23,331	19,627
Net (loss) income attributable to non-controlling interest:
Non-controlling interest in subsidiary	(32)	84
Dividends declared on Preferred Stock of subsidiary	242	242

Net income attributable to CH Energy Group	23,121	19,301
Dividends declared on Common Stock	8,524	8,518

Change in Retained Earnings	$14,597	$10,783

Common Stock:
Average shares outstanding
Basic	15,771	15,762
Diluted	15,828	15,818
Amounts attributable to CH Energy Group common shareholders
Earnings per share
Basic	$1.47	$1.23
Diluted	$1.46	$1.22
Dividends Declared Per Share	$0.54	$0.54

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2009	2008

Net Income	$23,331	$19,627

Other Comprehensive Income:

Fair value of cash flow hedges - FAS 133:

Unrealized gains - net of tax of ($1) and ($181)	1	273

Reclassification for gains realized in net income - net of tax of $0 and $465	—	(699)

Net unrealized losses on investments held by equity method investees - net of tax of $0 and $186	—	(279)

Other comprehensive income (loss)	1	(705)

Comprehensive Income	23,332	18,922

Comprehensive income attributable to non-controlling interest	210	326

Comprehensive income attributable to CH Energy Group	$23,122	$18,596

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2009	2008

Operating Activities:
Net income	$23,331	$19,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,857	8,266
Amortization	1,305	1,194
Deferred income taxes - net	(12,932)	3,524
Provision for uncollectibles	5,250	2,637
Distributed equity in earnings of unconsolidated affiliates	370	148
Pension expense	3,596	3,681
Other post-employment benefits (“OPEB”) expense	2,864	2,932
Regulatory liability - rate moderation	—	(3,068)
Regulatory asset amortization	1,751	1,722
Gain on sale of property and plant	(38)	—
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(18,241)	(17,826)
Fuel, materials and supplies	10,550	12,215
Special deposits and prepayments	(5,913)	1,256
Accounts payable	(13,558)	9,215
Accrued income taxes and interest	25,324	3,029
Customer advances	(12,860)	(15,877)
Pension plan contribution	(2,632)	(131)
OPEB contribution	—	(1,509)
Regulatory asset - Manufactured gas plant (“MGP”) site remediations	(877)	174
Deferred natural gas and electric costs	31,728	(7,598)
Other - net	3,165	(283)

Net cash provided by operating activities	51,040	23,328

Investing Activities:
Proceeds from sale of short-term investments	—	3,545
Proceeds from sale of property and plant	160	—
Additions to utility and other property and plant	(23,336)	(17,673)
Acquisitions made by competitive business subsidiaries	—	(9,217)
Other - net	(5)	45

Net cash used in investing activities	(23,181)	(23,300)

Financing Activities:
Redemption of long-term debt	(20,000)	—
Borrowings of short-term debt - net	9,500	10,500
Dividends paid on Preferred Stock of subsidiary	(242)	(242)
Dividends paid on Common Stock	(8,523)	(8,518)
Debt issuance costs	(111)	(3)

Net cash (used in) provided by financing activities	(19,376)	1,737

Net Change in Cash and Cash Equivalents	8,483	1,765
Cash and Cash Equivalents at Beginning of Period	19,825	11,313

Cash and Cash Equivalents at End of Period	$28,308	$13,078

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,434	$7,347
Federal and state income tax paid	$465	$5,008
Additions to plant included in liabilities	$3,812	$2,290

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

	March 31, 2009	December 31, 2008	March 31, 2008

	(UNAUDITED)		(UNAUDITED)
ASSETS
Utility Plant
Electric	$875,292	$862,465	$824,584
Natural gas	267,985	263,874	255,028
Common	138,236	135,732	117,656

	1,281,513	1,262,071	1,197,268
Less: Accumulated depreciation	376,168	369,925	359,978

	905,345	892,146	837,290
Construction work in progress	54,833	53,778	60,650

Net Utility Plant	960,178	945,924	897,940

Non-Utility Property & Plant
Griffith non-utility property & plant	42,460	42,691	41,089
Other non-utility property & plant	15,736	15,345	12,988

	58,196	58,036	54,077
Less: Accumulated depreciation - Griffith	23,953	23,398	21,398
Less: Accumulated depreciation - other	2,424	2,212	1,579

Net Non-Utility Property & Plant	31,819	32,426	31,100

Current Assets
Cash and cash equivalents	28,308	19,825	13,078
Accounts receivable from customers - net of allowance for doubtful accounts; $8.8 million, $8.8 million and $5.4 million, respectively	147,253	131,727	155,714
Accrued unbilled utility revenues	11,863	12,657	11,433
Other receivables	7,402	7,914	5,739
Fuel, materials and supplies	26,035	36,585	21,511
Regulatory assets	31,779	60,502	41,404
Fair value of derivative instruments	—	—	1,100
Special deposits and prepayments	27,281	21,344	26,852
Accumulated deferred income tax	20,185	7,498	4,759

Total Current Assets	300,106	298,052	281,590

Deferred Charges and Other Assets
Regulatory assets - pension plan	194,880	197,934	47,480
Regulatory assets - OPEB	1,746	4,257	14,294
Regulatory assets - other	119,096	109,743	86,548
Goodwill	67,455	67,455	67,509
Other intangible assets - net	35,090	36,129	39,035
Unamortized debt expense	5,026	5,009	4,251
Investments in unconsolidated affiliates	9,277	9,711	11,613
Other investments	7,281	7,815	8,328
Other	14,964	15,728	16,531

Total Deferred Charges and Other Assets	454,815	453,781	295,589

Total Assets	$1,746,918	$1,730,183	$1,506,219

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT’D)
(In Thousands)

	March 31, 2009	December 31, 2008	March 31, 2008

	(UNAUDITED)		(UNAUDITED)
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders’ Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 15,785,199 shares, 15,783,083shares, and 15,774,100 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	350,797	350,873	350,739
Retained earnings	231,231	216,634	226,422
Treasury stock - 1,076,888 shares, 1,079,004 shares, and 1,087,987 shares, respectively	(45,271)	(45,386)	(45,716)
Accumulated other comprehensive income	56	55	468
Capital stock expense	(328)	(328)	(328)

Total CH Energy Group Common Shareholders’ Equity	538,171	523,534	533,271

Non-controlling interest in subsidiary	1,416	1,448	1,429
Preferred Stock of subsidiary	21,027	21,027	21,027

Total Equity	560,614	546,009	555,727

Long-term debt	413,895	413,894	383,892

Total Capitalization	974,509	959,903	939,619

Current Liabilities
Current maturities of long-term debt	—	20,000	20,000
Notes payable	45,000	35,500	53,000
Accounts payable	38,015	52,824	50,660
Accrued interest	4,650	5,899	4,312
Dividends payable	8,766	8,765	8,760
Accrued vacation and payroll	7,060	6,628	7,297
Customer advances	17,582	30,442	7,168
Customer deposits	8,389	8,445	8,249
Regulatory liabilities	4,565	4,275	7,078
Fair value of derivative instruments	20,514	15,759	—
Accrued environmental remediation costs	5,780	5,757	4,253
Accrued income taxes	27,014	441	5,678
Deferred revenues	6,919	8,827	6,385
Other	30,820	27,974	16,651

Total Current Liabilities	225,074	231,536	199,491

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	—	—	1,839
Regulatory liabilities - other	134,599	130,893	113,105
Operating reserves	4,650	5,155	5,364
Accrued environmental remediation costs	22,251	21,796	14,639
Accrued OPEB costs	53,809	52,645	55,390
Accrued pension costs	162,494	161,674	12,035
Other	11,834	12,478	18,498

Total Deferred Credits and Other Liabilities	389,637	384,641	220,870

Accumulated Deferred Income Tax	157,698	154,103	146,239

Commitments and Contingencies
Total Capitalization and Liabilities	$1,746,918	$1,730,183	$1,506,219

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, except share and per share amounts)

	CH Energy Group Common Shareholders

	Common Stock $0.10 par value; 30,000,000 shares authorized		Treasury Stock

	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non- controlling Interest	Preferred Stock of Subsidiary	Total Equity

Balance at January 1, 2008	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230	$(328)	$215,639	$1,173	$1,345	$21,027	$545,520
Comprehensive income:
Net income							19,301		84	242	19,627
Change in fair value:
Derivative instruments								273			273
Investments								(699)			(699)
Reclassification adjustments for losses recognized in net income								(279)			(279)
Dividends declared:
On Preferred Stock of subsidiary										(242)	(242)
On Common Stock ($2.16 per share)							(8,518)				(8,518)
Treasury shares issued			12,100	536	(491)						45

Balance at March 31, 2008	16,862,087	$1,686	(1,087,987)	$(45,716)	$350,739	$(328)	$226,422	$468	$1,429	$21,027	$555,727

Balance at January 1, 2009	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$1,448	$21,027	$546,009
Comprehensive income:
Net income							23,121		(32)	242	23,331
Change in fair value:
Derivative instruments								1			1
Investments											—
Reclassification adjustments for losses recognized in net income											—
Dividends declared:
On Preferred Stock of subsidiary										(242)	(242)
On Common Stock ($2.16 per share)							(8,524)				(8,524)
Treasury shares issued			2,116	115	(76)						39

Balance at March 31, 2009	16,862,087	$1,686	(1,076,888)	$(45,271)	$350,797	$(328)	$231,231	$56	$1,416	$21,027	$560,614

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2009	2008

Operating Revenues
Electric	$156,753	$143,814
Natural gas	90,123	76,219

Total Operating Revenues	246,876	220,033

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	90,523	82,606
Purchased natural gas	64,825	53,138
Other expenses of operation	46,321	42,913
Depreciation and amortization	8,009	7,364
Taxes, other than income tax	9,967	9,302

Total Operating Expenses	219,645	195,323

Operating Income	27,231	24,710

Other Income and Deductions
Interest on regulatory assets and other interest income	746	892
Other - net	(360)	596

Total Other Income	386	1,488

Interest Charges
Interest on other long-term debt	4,780	5,089
Interest on regulatory liabilities and other interest	1,438	1,100

Total Interest Charges	6,218	6,189

Income Before Income Taxes	21,399	20,009

Income Taxes	8,806	8,262

Net Income	12,593	11,747

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$12,351	$11,505

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2009	2008

Net Income	$12,593	$11,747
Other Comprehensive Income	—	—

Comprehensive Income	$12,593	$11,747

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2009	2008

Operating Activities:
Net Income	$12,593	$11,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,743	7,177
Amortization	266	187
Deferred income taxes - net	(13,344)	2,457
Provision for uncollectibles	2,885	1,820
Pension expense	3,596	3,681
OPEB expense	2,864	2,932
Regulatory liability - rate moderation	—	(3,068)
Regulatory asset amortization	1,751	1,722
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(17,834)	3,148
Fuel, materials and supplies	11,491	9,410
Special deposits and prepayments	(4,273)	2,164
Accounts payable	(12,178)	10,973
Accrued income taxes and interest	21,475	2,145
Customer advances	(5,419)	(9,904)
Pension plan contribution	(2,632)	(131)
OPEB contribution	—	(1,509)
Regulatory asset - MGP site remediations	(877)	174
Deferred natural gas and electric costs	31,728	(7,598)
Other - net	2,382	228

Net cash provided by operating activities	42,217	37,755

Investing Activities:
Additions to utility plant	(22,699)	(17,137)
Other - net	(79)	46

Net cash used in investing activities	(22,778)	(17,091)

Financing Activities:
Redemption of long-term debt	(20,000)	—
Borrowings (Repayments) of short-term debt - net	14,500	(20,500)
Dividends paid on cumulative Preferred Stock	(242)	(242)
Debt issuance costs	(112)	(2)

Net cash used in financing activities	(5,854)	(20,744)

Net Change in Cash and Cash Equivalents	13,585	(80)
Cash and Cash Equivalents - Beginning of Period	2,455	3,592

Cash and Cash Equivalents - End of Period	$16,040	$3,512

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,365	$7,231
Federal and state income tax paid	$—	$1,946
Plant additions in liabilities	$3,812	$2,290

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET
(In Thousands)

	March 31, 2009	December 31, 2008	March 31, 2008

	(UNAUDITED)		(UNAUDITED)
ASSETS
Utility Plant
Electric	$875,292	$862,465	$824,584
Natural gas	267,985	263,874	255,028
Common	138,236	135,732	117,656

	1,281,513	1,262,071	1,197,268

Less: Accumulated depreciation	376,168	369,925	359,978

	905,345	892,146	837,290

Construction work in progress	54,833	53,778	60,650

Net Utility Plant	960,178	945,924	897,940

Non-Utility Property and Plant	438	445	444
Less: Accumulated depreciation	33	32	30

Net Non-Utility Property and Plant	405	413	414

Current Assets
Cash and cash equivalents	16,040	2,455	3,512
Accounts receivable from customers - net of allowance for doubtful accounts; $4.5 million, $4.0 million and $3.1 million, respectively	102,058	85,352	77,757
Accrued unbilled utility revenues	11,863	12,657	11,433
Other receivables	2,414	3,447	1,985
Fuel, materials and supplies - at average cost	19,624	31,115	14,860
Regulatory assets	31,779	60,502	41,404
Fair value of derivative instruments	—	—	591
Special deposits and prepayments	22,870	18,573	22,317
Accumulated deferred income tax	17,350	4,685	3,756

Total Current Assets	223,998	218,786	177,615

Deferred Charges and Other Assets
Regulatory assets - pension plan	194,880	197,934	47,480
Regulatory assets - OPEB	1,746	4,257	14,294
Regulatory assets - other	119,096	109,743	86,548
Unamortized debt expense	5,026	5,009	4,251
Other investments	7,173	7,697	8,284
Other	2,398	2,433	4,065

Total Deferred Charges and Other Assets	330,319	327,073	164,922

Total Assets	$1,514,900	$1,492,196	$1,240,891

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT’D)
(In Thousands)

	March 31, 2009	December 31, 2008	March 31, 2008

	(UNAUDITED)		(UNAUDITED)
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	174,980	174,980	174,980
Retained earnings	131,295	118,944	104,181
Capital stock expense	(4,961)	(4,961)	(4,961)
Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Total Equity	406,652	394,301	379,538

Long-term debt	413,895	413,894	383,892

Total Capitalization	820,547	808,195	763,430

Current Liabilities
Current maturities of long-term debt	—	20,000	20,000
Notes payable	40,000	25,500	22,000
Accounts payable	29,484	42,913	37,310
Accrued interest	4,644	5,895	4,242
Dividends payable - Preferred Stock	242	242	242
Accrued vacation and payroll	4,672	4,896	5,213
Customer advances	4,155	9,574	938
Customer deposits	8,269	8,317	8,114
Regulatory liabilities	4,565	4,275	7,078
Fair value of derivative instruments	20,516	15,759	—
Accrued environmental remediation costs	5,609	5,563	4,005
Accrued income taxes	22,812	87	7,318
Other	21,328	21,284	9,609

Total Current Liabilities	166,296	164,305	126,069

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	—	—	1,839
Regulatory liabilities - other	134,599	130,893	113,105
Operating reserves	3,594	3,898	4,391
Accrued environmental remediation costs	21,084	20,621	13,312
Accrued OPEB costs	53,809	52,645	55,390
Accrued pension costs	162,494	161,674	12,035
Other	11,243	11,891	18,084

Total Deferred Credits and Other Liabilities	386,823	381,622	218,156

Accumulated Deferred Income Tax	141,234	138,074	133,236

Commitments and Contingencies
Total Capitalization and Liabilities	$1,514,900	$1,492,196	$1,240,891

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, except share and per share amounts)

	Central Hudson Common Shareholders

	Common Stock $5.00 par value; 30,000,000 shares authorized

			Treasury Stock					Accumulated Other Comprehensive Income / (Loss)
						Capital Stock Expense			Cumulative Preferred Stock
	Shares Issued		Shares Repurchased		Paid-In Capital		Retained Earnings			Total Equity
		Amount		Amount

Balance at January 1, 2008	16,862,087	$84,311	—	$—	$174,980	$(4,961)	$92,676	$—	$21,027	$368,033
Net income							11,505		242	11,747
Dividends declared:
On cumulative Preferred Stock									(242)	(242)

Balance at March 31, 2008	16,862,087	$84,311	—	$—	$174,980	$(4,961)	$104,181	$—	$21,027	$379,538

Balance at January 1, 2009	16,862,087	$84,311	—	$—	$174,980	$(4,961)	$118,944	$—	$21,027	$394,301
Net income							12,351		242	12,593
Dividends declared:
On cumulative Preferred Stock									(242)	(242)

Balance at March 31, 2009	16,862,087	$84,311	—	$—	$174,980	$(4,961)	$131,295	$—	$21,027	$406,652

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”). The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson. CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”). Operating results of CHEC’s wholly owned subsidiaries, Griffith Energy Services, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”) and CHEC’s Lyonsdale Biomass, LLC (“Lyonsdale”), are consolidated in the Consolidated Financial Statements of CH Energy Group. The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale. Inter-company balances and transactions have been eliminated in consolidation.

          The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). For additional information regarding regulatory accounting see Note 2 – “Regulatory Matters”.

Unaudited Financial Statements

          The accompanying Consolidated Financial Statements of CH Energy Group and Financial Statements of Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed, unaudited, quarterly Financial Statements do not contain the detail or footnote disclosures concerning accounting policies and other matters which would be included in annual Financial Statements and, accordingly, should be read in conjunction with the audited Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2008 (the “Corporations’ 10-K Annual Report”).

          CH Energy Group’s and Central Hudson’s balance sheets as of March 31, 2008 are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Reclassification

          Certain amounts in the 2008 Financial Statements have been reclassified to conform to the 2009 presentation.

          Effective January 1, 2009, Central Hudson adopted SFAS No. 160 – Noncontrolling Interest in Consolidated Financial Statements. In accordance with this standard, CH Energy Group modified the presentation of minority interest or non-controlling interest in the prior periods presented for CH Energy Group’s Consolidated Statement of Income, Consolidated Statement of Cash Flow and Consolidated Balance Sheet. For more information, see Note 3 – “New Accounting Standards and Other FASB Projects”.

Cash and Cash Equivalents

          For purposes of the Statement of Cash Flows and the Balance Sheet, CH Energy Group and Central Hudson consider temporary cash investments with a maturity (when purchased) of three months or less, to be cash equivalents.

Revenue Recognition

          CH Energy Group’s deferred revenue balances as of March 31, 2009, December 31, 2008 and March 31, 2008 were $6.9 million, $8.8 million and $6.4 million, respectively. The deferred revenue balance will be recognized in competitive business subsidiaries’ operating revenues over the 12-month term of the respective customer contract.

          As required by the New York State Public Service Commission (“PSC”), Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses). Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials and Supplies

          Fuel, materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method

Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

          The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group

	March 31, 2009	December 31, 2008	March 31, 2008

Natural gas	$11,016	$22,684	$6,304
Petroleum products and propane	2,696	2,782	4,036
Fuel used in electric generation	720	586	516
Materials and supplies	11,603	10,533	10,655

Total	$26,035	$36,585	$21,511

Central Hudson
	March 31, 2009	December 31, 2008	March 31, 2008

Natural gas	$11,016	$22,684	$6,304
Petroleum products and propane	531	550	539
Fuel used in electric generation	334	343	367
Materials and supplies	7,743	7,538	7,650

Total	$19,624	$31,115	$14,860

Depreciation and Amortization

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

          SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation. Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting. In accordance with SFAS 71, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets. In accordance with SFAS 143, Central Hudson has classified $48.2 million, $47.6 million, and $48.7 million of net cost of removal as regulatory liabilities as of March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

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

Earnings Per Share

          In the calculation of earnings per share (basic and diluted) of CH Energy Group’s common stock (“Common Stock”), earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson. The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 56,878 shares and 56,278 shares for the three months ended March 31, 2009 and 2008, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented. Excluded from the calculation were options for 18,420 shares for the three months ended March 31, 2009, and 39,980 shares for the three months ended March 31, 2008. For additional information regarding stock options and performance shares, see Note 11 – “Equity-Based Compensation.”

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

          The guarantees described above have been issued to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges. At March 31, 2009, the aggregate amount of subsidiary obligations covered by these guarantees was $9.2 million. Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Other Guarantees

          Central Hudson has a reimbursement obligation with respect to a $6.8 million standby letter of credit issued by a financial institution to support a real estate transaction that is expected to close in mid-2009. No premium has been received or is receivable by Central Hudson in connection with this letter of credit. This uncollateralized letter of credit was issued February 29, 2008 and expires September 30, 2009. The maximum potential amount of future payments Central Hudson could be required to make under this reimbursement obligation is $6.8 million. As of March 31, 2009, no events or circumstances had arisen that would require Central Hudson to perform under this reimbursement obligation, and the carrying amount of the liability was zero.

Product Warranties

          Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties. CH Energy Group’s approximate aggregate potential liability for product warranties at March 31, 2009 and 2008 was not material. CH Energy Group’s liabilities for these product warranties were determined by accruing the present value of future estimated warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

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

          On March 31, 2009, CH Energy Group reported one major category of assets and liabilities at fair value; derivative contracts. Derivative contracts are measured on a recurring basis. The fair value of CH Energy Group’s reportable assets and liabilities at March 31, 2009, December 31, 2008 and March 31, 2008 by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of March 31, 2009
Liabilities
Derivative Contracts:
Central Hudson - Electric	$(17,506)	$—	$—	$(17,506)
Central Hudson - Natural Gas	(3,010)	(3,010)	—	—
Griffith Oil - Heating Oil	2	2	—	—

Total Liabilities	$(20,514)	$(3,008)	$—	$(17,506)

As of December 31, 2008
Liabilities
Derivative Contracts:
Central Hudson - Electric	$(5,538)	$—	$—	$(5,538)
Central Hudson - Natural Gas	(10,221)	(10,221)	—	—

Total Liabilities	$(15,759)	$(10,221)	$—	$(5,538)

As of March 31, 2008
Assets
Derivative Contracts:
Central Hudson - Electric	$612	$—	$—	$612
Griffith - Heating Oil	509	509	—	—

Total Assets	$1,121	$509	$—	$612

Liabilities
Derivative Contracts:
Central Hudson - Electric	$(21)	$—	$—	$(21)

Total Liabilities	$(21)	$—	$—	$(21)

          The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008

Balance at Beginning of Period	$(5,538)	$77
Unrealized (losses)/gains	(8,504)	514
Realized losses	(3,464)	—
Purchases, issuances, sales and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at End of Period	$(17,506)	$591

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$—	$—

          For more information regarding derivative activities of the Company, see Note 14 - “Accounting for Derivative Instruments and Hedging Activities”.

Common Stock Dividends

          CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings. More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis. Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates. Further restrictions are imposed for any downgrades below this level. Central Hudson’s senior debt is currently rated “A” or the equivalent.1 As of March 31, 2009, the amount of Central Hudson’s retained earnings that were free of restrictions was $29.0 million. CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

          On March 27, 2009, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2009, to shareholders of record as of April 9, 2009.

1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating. Each rating should be evaluated independently of any other rating.

NOTE 2 – REGULATORY MATTERS

Summary of Regulatory Assets and Liabilities

          The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	March 31, 2009	December 31, 2008	March 31, 2008

Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$10,203	$41,931	$37,076
FAS 133 - deferred unrealized losses	20,515	15,759	—
Residual natural gas deferred balances	1,061	2,812	4,328

	31,779	60,502	41,404

Long-term:
Deferred pension costs	194,880	197,934	47,480
Carrying charges - pension reserve	11,622	10,642	7,465
Deferred costs - MGP site remediation	31,854	30,397	18,420
Deferred OPEB costs (Note 10)	1,746	4,257	14,294
Deferred debt expense on re-acquired debt	5,294	5,442	5,884
Residual natural gas deferred balances	22,903	22,825	23,637
Income taxes recoverable through future rates	33,273	26,874	21,372
Storm costs	3,375	3,085	—
Other	10,775	10,478	9,770

	315,722	311,934	148,322

Total Regulatory Assets	$347,501	$372,436	$189,726

Regulatory Liabilities (Credits):
Current:
Rate moderation - excess electric depreciation reserve	$—	$—	$2,829
Income taxes refundable through future rates	4,565	4,275	3,658
FAS 133 - deferred unrealized gains	—	—	591

	4,565	4,275	7,078

Long-term:
Customer benefit fund	4,260	4,266	4,858
Deferred cost of removal	48,242	47,630	48,671
Excess electric depreciation reserve	32,309	32,313	32,403
Income taxes refundable through future rates	22,028	19,756	9,829
Deferred OPEB costs	—	—	1,839
Carrying charges - OPEB reserve	6,476	5,633	3,468
Other	21,284	21,295	13,876

	134,599	130,893	114,944

Total Regulatory Liabilities	$139,164	$135,168	$122,022

Net Regulatory Assets	$208,337	$237,268	$67,704

NOTE 3 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

          New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Impact(1)	Status	Category	Reference	Title	Issued Date	Effective Date

1	Under Assessment	Fair Value Measurement	FSP No. FAS 157-4	Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly	Apr-09	Jun-09
1	Under Assessment	Other-Than- Temporary- Investments	FSP No. FAS 115-2 and FAS 124-2	Recognition and Presentation of Other-Than-Temporary Impairments	Apr-09	Jun-09
1	Under Assessment	Financial Instruments	FSP No. FAS 107-1 and APB 28-1	Interim Disclosures about Fair Value of Financial Instruments	Apr-09	Jun-09
1	Under Assessment	Postretirement Benefit Plan Assets	FSP No. FAS 132 (R)-1	Employers’ Disclosures about Postretirement Benefit Plan Assets	Dec-08	Dec-09
1	Under Assessment	GAAP Hierarchy	SFAS No. 162	The Hierarchy of Generally Accepted Accounting Principles	May-08	TBD(2)
2	Implemented	Equity Method Investments	EITF 08-6	Equity Method Investment Accounting Considerations	Nov-08	Jan-09
2	Implemented	Liabilities Measured at Fair Value	EITF 08-5	Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement	Oct-08	Jan-09
2	Implemented	Credit Derivatives	FSP No. FAS 133-1 and FIN 45-4	Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161	Sep-08	Jan-09
2	Implemented	Derivative Instruments	SFAS No. 161	Disclosures About Derivative Instruments and Hedging Activities	Mar-08	Jan-09
2	Implemented	Share-Based Payments	FSP No. EITF 03-6-1	Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities	May-08	Jan-09
2	Implemented	Business Combinations	SFAS No. 141R	Business Combinations - Revised	Dec-07	Jan-09
2	Implemented	Noncontrolling Interests	SFAS No. 160	Noncontrolling Interest in Consolidated Financial Statements	Dec-07	Jan-09
2	Implemented	Intangible Assets	FSP No. FAS 142-3	Determining the Useful Life of Intangible Assets	Nov-07	Jan-09

(1)	Impact Key:

	1 -	No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.

	2 -	Following the chart, the impacts are separately disclosed as of standard effective dates.

(2)

Effective Date of this statement is 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

Standards Under Assessment

          FASB Staff Position (“FSP”) No. FAS 157-4 provides factors that should be considered in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability and guidance on additional analysis that may be necessary as a result in estimating fair value in accordance with FAS 157. This FSP also includes guidance on identifying circumstances that indicate whether a transaction is considered orderly. It is not expected that this FSP will have a significant impact on the Company.

          FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance relating to debt securities classified as available-for-sale or held-to-maturity in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities. The objective of this FSP is to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. It is not expected that this FSP will have a significant impact on the Company.

          FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, in addition to the annual disclosures previously required. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. It is not expected that this FSP will have a significant impact on the Company.

          FSP No. FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The FSP defines the objectives of the disclosures as providing users of the financial statements with an understanding of how investment allocation decisions are made, pertinent factors of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in the plan assets for the period, and significant concentrations of credit risk within plan assets. In accomplishing these objectives, expanded disclosures related to pension and other post-retirement benefit plans will be made beginning for fiscal periods ending after December 15, 2009. It is not expected that this FSP will have a significant impact on the Company.

          SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). It is not expected that this Statement will result in a change in current practice.

Standards Implemented

          Emerging Issues Task Force (“EITF”) Issue No. 08-6 provides guidance related to certain accounting considerations for equity method investments. Specifically, this guidance clarifies the accounting guidance on issues related to the determination of the initial carrying value of an equity method investment, the performance of impairment assessments of underlying indefinite-lived intangible assets of an equity method investment, the accounting for the issuance of shares by an equity method investment, and the accounting for a change in an investment from the equity method to the cost method. CH Energy Group implemented EITF Issue No. 08-6 on January 1, 2009. There was no significant impact on the Company upon adoption of this EITF.

          EITF Issue No. 08-5 clarifies that the issuer of a liability with a third-party credit enhancement that is inseparable from the liability shall not include the effect of the credit enhancement in the fair value measurement of the liability, but the issuer should discuss the existence of this third-party credit enhancement. CH Energy Group implemented EITF Issue No. 08-5 on January 1, 2009. There was no significant impact on the Company upon adoption of this EITF.

          FSP No. FAS 133-1 and FIN 45-4 require more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of the instruments. The guidance also amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require increased disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment or performance risk of a guarantee. Finally, the FSP clarifies that SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, is effective for any reporting period beginning after November 15, 2008. CH Energy Group implemented FSP No. FAS 133-1 and FIN 45-4 on January 1, 2009 and the required changes to disclosures related to its derivative instruments and hedging activities have been incorporated in the footnotes to the consolidated financial statements. For more information, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities”. There was no significant impact on the Company upon adoption of this FSP.

          SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, and quantitative data about the fair value of and gains and losses on derivative contracts. SFAS No. 161 also requires more information about the location and amounts of derivative instruments in financial statements, how derivatives are accounted for under SFAS 133, and how hedges affect the entity’s financial position, financial performance and cash flows. CH Energy Group implemented SFAS No. 161 on January 1, 2009. For more information, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities”. There was no significant impact on the Company upon adoption of this standard.

          FSP No. EITF 03-6-1 clarifies that instruments granted in share-based payment transactions are considered participating securities prior to vesting if they contain non-forfeitable rights to dividends or dividend equivalents and therefore need to be included in the computation of EPS under the two-class method described in SFAS No. 128, Earnings Per Share. CH Energy Group implemented FSP No. EITF 03-6-1 on January 1, 2009. There was no significant impact on the Company upon adoption of this FSP.

          SFAS No. 141R requires that acquisition-related costs be expensed in the period incurred and can no longer be capitalized and included as a cost of the acquired business. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. This standard applies to all transactions or events in which an entity obtains control of one or more businesses, and to combinations achieved without the transfer of consideration. CH Energy Group implemented SFAS No. 141R on January 1, 2009. There was no significant impact on the Company upon adoption of this standard.

          SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that an entity provides in its consolidated financial statements. CH Energy Group implemented SFAS No. 160 on January 1, 2009 and the required changes have been incorporated in the consolidated financial statements. There was no significant impact on the Company upon adoption of this standard.

          FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The guidance is intended to improve consistency between the recognized useful asset life, and the period of expected cash flows used to measure the fair value of the asset. CH Energy Group implemented FSP No. FAS 142-3 on January 1, 2009. There was no significant impact on the Company upon adoption of this FSP.

NOTE 4 – INCOME TAX

          FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, titled Accounting for Income Taxes. As there are no uncertain tax positions, no interest or penalties have been recorded in the financial statements. If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other liabilities” on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income. CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group. The statute of limitations for federal tax years 2005 through 2007 are still open for audit. The New York State income tax return is currently open for audit for tax years 2003 through 2007, and tax years 2003 through 2005 are currently under audit.

NOTE 5 - ACQUISITIONS AND INVESTMENTS

Acquisitions

          During the three months ended March 31, 2009, Griffith made no acquisitions.

Investments

          CHEC holds a 12% interest in preferred units and subordinated notes issued by Cornhusker Holdings. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC, a fuel ethanol production facility located in Nebraska that began operation as of the end of January 2006. This investment is accounted for under the equity method. As of March 31, 2009, CHEC’s total investment in Cornhusker consisted of subordinated notes totaling $9.8 million, including interest, and an equity investment of $2.5 million. The recoverability of the Company’s total investment in Cornhusker Holdings is predicated on the investee achieving its forecast indicating that it generates positive cash flow to repay the notes receivable. If the investee does not achieve its forecast, the investment and notes receivable may become impaired.

          In the fourth quarter of 2007, CHEC’s subsidiary, CH-Auburn Energy, LLC (“CH-Auburn”), entered into a 15-year Energy Services Agreement (“ESA”) to supply the City of Auburn, NY (the “City”) with a portion of its electricity needs by constructing and operating a 3-megawatt electric generating plant in Auburn that will burn gas derived from wastewater sludge and a landfill to generate renewable power. As of March 31, 2009, CH-Auburn has incurred approximately $3.3 million of design and construction costs related to this investment. CH-Auburn is consolidated in the Consolidated Financial Statements of CH Energy Group. Under its renegotiated agreement with the City, the project will utilize methane gas generated by the City of Auburn landfill to produce and sell electricity to the City. A second phase digester portion of the project was eliminated from the restructured project, but may be reinitiated by the City at a later time.

          In June 2007, CHEC made a $1.2 million loan to Buckeye Biopower, LLC (“Buckeye”) for development of a corn-ethanol plant. Since receipt of the loan from CHEC, the developers have entered into a lease for a site, and a Letter of Intent to provide engineering, procurement and construction for the plant. In June 2008, the developers paid CHEC all interest owed on the loan for the initial term and extended the term of the loan for one additional year. The developers are in the process of seeking construction financing for the project. Current low crush margins for corn-to-ethanol plants and credit market conditions have made the arrangement of such financing difficult. CHEC’s Management has notified the developers that the loan will not be extended past June 2009 and has recorded a reserve for the full outstanding balance as of March 31, 2009.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

          Intangible assets include separate, identifiable, intangible assets such as customer relationships, trademarks, and covenants not to compete. Intangible assets with finite lives are amortized over their useful lives. The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition. The estimated useful lives of trademarks range from 10 to 15 years and are based upon Management’s assessment of several variables such as brand recognition, Management’s plan for the use of the trademark, and other factors that will affect the duration of the trademark’s life. The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years. Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment. Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment annually in the fourth quarter, and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount. Amortization expense was $1.0 million for both of the three-month periods ended March 31, 2009 and 2008. The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $4.0 million. The carrying amount for goodwill as of March 31, 2009, December 31, 2008, and March 31, 2008 was $67.5 million. For tax purposes, goodwill is amortized ratably over a 15-year period, beginning in the month of acquisition.

          The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.9 years, respectively. The weighted average amortization period for all amortizable intangible assets is 14.6 years.

          The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	March 31, 2009		December 31, 2008		March 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$55,171	$23,168	$55,171	$22,248	$55,067	$19,490
Trademarks	2,956	423	2,956	372	2,956	157
Covenants not to compete	1,605	1,051	1,605	983	1,660	1,001

Total Amortizable Intangibles	$59,732	$24,642	$59,732	$23,603	$59,683	$20,648

NOTE 7 - SHORT-TERM BORROWING ARRANGEMENTS

          CH Energy Group maintains a $150 million revolving credit facility with several commercial banks to provide committed liquidity. This facility’s term expires in February 2013. As of March 31, 2009 and December 31, 2008, there were no borrowings under this facility. As of March 31, 2008, the loan outstanding under this facility was $6.0 million. The notes payable balances reported in the CH Energy Group Consolidated Balance Sheet reflect the borrowings of CH Energy Group’s subsidiaries as of March 31, 2009, December 31, 2008 and March 31, 2008, as discussed below.

          Central Hudson maintains a revolving credit facility with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012. As of March 31, 2009, Central Hudson’s outstanding loan balance under this facility was $40.0 million. As of December 31, 2008 and March 31, 2008, there were no borrowings under Central Hudson’s revolving credit facility.

          Both the CH Energy Group and Central Hudson credit facilities reflect commitments from JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association. If these lenders are unable to fulfill their commitments under these facilities, funding may not be available as needed.

          Central Hudson also maintains certain uncommitted lines of credit that diversify its sources of cash and provide competitive options to minimize its cost of short-term debt. As of March 31, 2009, there was no balance outstanding on these lines of credit. As of December 31, 2008 and March 31, 2008, Central Hudson’s outstanding balance on these lines of credit, in aggregate was $25.5 million and $22.0 million, respectively.

          On January 18, 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital, and for general corporate purposes. Under the terms of the line, the maximum borrowing amount is $25 million during the period between December 1st of each year and May 31st of each following year, and $15 million during the period between June 1st and November 30th of each year. As of March 31, 2009, December 31, 2008 and March 31, 2008, there were borrowings under this agreement of $5.0 million, $10.0 million and $25.0 million, respectively. The obligations of Griffith under the line of credit are guaranteed by CH Energy Group and CHEC.

NOTE 8 – CAPITALIZATION – COMMON AND PREFERRED STOCK

          There were no repurchases of common or preferred stock in the three months ended March 31, 2009.

NOTE 9 – CAPITALIZATION - LONG-TERM DEBT

          On January 15, 2009, Central Hudson redeemed at maturity $20 million of 6.0% 1999 Series C notes.

NYSERDA

          Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”). These NYSERDA bonds, totaling $166 million, are insured by Ambac Assurance Corporation (“Ambac”). The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A2’/negative by Moody’s.1

          Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008. Under the terms of the applicable indenture, Central Hudson converted the bonds to a fixed rate of 6.5% which will continue until their maturity in December 2028. Prior to the December 1, 2008 re-marketing, the bonds bore interest at 3.0%.

          Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

          Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode. Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a Dutch auction. Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008. Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period. Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process. For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. In the first quarter of 2009, the average maximum rate applicable on the bonds was 1.08%. In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds. As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. A two-year, 4.5% cap on $115.9 million of debt expired March 31, 2008. Central Hudson replaced the expiring cap, effective April 1, 2008, with a one-year cap set at 3.0%. The interest rate cap is evaluated quarterly and Central Hudson would receive a payout under the terms

1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating. Each rating should be evaluated independently of any other rating.

of the cap if the index for short-term tax-exempt debt exceeds an average of 3.0% for the quarter. During the first quarter of 2009, the average did not exceed the cap rate and therefore no payments were received. Effective April 1, 2009, Central Hudson entered into a one-year rate cap based on the monthly weighted average of an index of tax-exempt variable rate debt multiplied by 175% to replace the expired interest rate cap.

          Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

          For more information regarding the Company’s financing activities subsequent to March 31, 2009, see Note 15 – “Subsequent Events”.

NOTE 10 - POST-EMPLOYMENT BENEFITS

          Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans. Managerial, professional and supervisory employees (“non-union”) hired prior to January 1, 2008, may become eligible for these benefits if they reach retirement age while employed by Central Hudson. In order to reduce the total costs of these benefits, other post-retirement benefit (“OPEB”) plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008. Plans were also amended to eliminate post-retirement benefits for union employees hired on or after May 1, 2008.

          The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three months ended March 31, 2009 and 2008 (In Thousands):

	Pension Benefits		OPEB(1)

	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008

Service cost	$1,957	$1,942	$519	$796
Interest cost	6,455	6,239	1,791	2,262
Expected return on plan assets	(4,969)	(7,578)	(1,271)	(1,721)
Amortization of:
Prior service cost (credit)	544	517	(1,467)	(891)
Transitional obligation (asset)	—	—	641	641
Recognized actuarial loss	6,350	3,102	2,209	1,463

Net Periodic Benefit Cost	$10,337	$4,222	$2,422	$2,550

(1)

The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 under the provision of FSP No. FAS 106-2, titled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

          In accordance with the measurement date provisions of SFAS 158, Central Hudson changed its measurement date for its pension plan (the “Retirement Plan”) from September 30 to December 31 for its financial statements for the year ended December 31, 2008. Central Hudson elected the “15-month-transition approach” and recorded an adjustment in the first quarter of 2008 to recognize the effects of the change in measurement date. This adjustment represented 3/15ths of the net periodic pension cost determined for the period from October 1, 2007 to December 31, 2008; the remaining 12/15ths of the net periodic pension cost was recorded over the twelve months ended December 31, 2008. The recording of this adjustment increased Central Hudson’s pension liability by $0.4 million, comprised of the following components (In Thousands):

Adjustment for 3/15ths of net periodic pension costs	$2,788
Adjustment for amortization of prior service costs and actuarial losses (1)	(2,426)

Net increase to pension liability	$362

(1)	Liability recognized previously on Consolidated Balance Sheet upon initial implementation of SFAS 158.

          In accordance with the provisions of SFAS 158, Central Hudson’s pension liability balance (i.e., the funded status) at March 31, 2009, December 31, 2008 and March 31, 2008, was $163.0 million, $162.2 million and $12.6 million, respectively. These balances include recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, as well as consideration for non-qualified executive plans.

          The following reflects the impact of the recording of SFAS 158 adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	March 31, 2009	December 31, 2008	March 31, 2008

Prefunded (accrued) pension costs prior to SFAS 158 adjustment	$22,179	$29,884	$29,819
Additional liability required	(185,190)	(192,084)	(42,381)

Accrued pension liability per SFAS 158	$(163,011)	$(162,200)	$(12,562)

Total offset to additional liability - Regulatory assets - Retirement Plan	$185,190	$192,084	$42,381

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

          Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources. As a result of recent market conditions, Central Hudson’s Retirement Plan assets have significantly decreased relative to the plan liabilities. The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits. Central Hudson considers the provisions of the Pension Protection Act of 2006 in determining its funding for the Retirement Plan for the near-time and future periods. Funding for the Retirement Plan during the three months ended March 31, 2009 was $2.5 million. There was no funding for the Retirement Plan for the three months ended March 31, 2008.

          During the three months ended March 31, 2009, there were no employer contributions for OPEB. Employer contributions for OPEB during the three months ended March 31, 2008 were $1.2 million. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, mortality assumptions used, benefit changes, and corporate resources.

NOTE 11 - EQUITY-BASED COMPENSATION

          A summary of the status of performance shares granted to executives under the 2006 Plan is as follows:

Grant Date	Grant Price	Performance Shares Granted	Performance Shares Outstanding at March 31, 2009

April 25, 2006	$46.15	20,710	18,290
January 25, 2007	$51.09	21,330	20,240
January 24, 2008	$42.44	33,440	33,440
January 26, 2009	$49.29	36,730	36,730

          The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle. Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award. The portion of the compensation expense related to an employee who retires during the performance period is the amount recognized up to the date of retirement. Performance shares granted April 25, 2006 and shown as outstanding as of March 31, 2009 in the above table are expected to be paid out in May 2009. Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan will receive shares issued from CH Energy Group’s treasury stock. Additionally, due to the retirement of one of Central Hudson’s executive officers on January 1, 2009, a pro-rated number of shares under the January 25, 2007 and January 4, 2008 grants are expected to be paid to this individual in July 2009. CH Energy Group treasury stock will be utilized for the satisfaction of this award as well. The total compensation cost and total recognized tax benefits related thereto were immaterial for the three months ended March 31, 2009 and 2008.

          The following table summarizes compensation expense for performance shares for the three months ended March 31, 2009 and 2008 (In Thousands):

	Three Months Ended March 31,
	2009	2008

Performance shares - compensation expense	$ 213	$ 228

          The following table summarizes information concerning stock options granted through March 31, 2009:

Date of Grant	Exercise Price	Number of Options Granted	Number of Options Outstanding	Weighted Average Remaining Life in Years	Number of Options Exercisable

January 1, 2000	$31.94	30,300	320	0.75	320
January 1, 2001	$44.06	59,900	21,560	1.75	21,560
January 1, 2003	$48.62	36,900	18,420	3.75	18,420

		127,100	40,300	2.66	40,300

          A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

		Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding at	12/31/08	40,300	$46.05	3.91
	Granted	—	—
	Exercised	—	—
	Expired / Forfeited	—	—

Outstanding at	3/31/09	40,300	$46.05	2.66

Total CH Energy Group Shares Outstanding			15,785,199
Potential Dilution			0.3%

          There was no compensation expense related to stock options for the three months ended March 31, 2009 and 2008. The balance accrued for and the intrinsic value of outstanding options was not material as of March 31, 2009 and 2008. No non-qualified stock options were exercised during the three months ended March 31, 2009.

          The following table summarizes information concerning restricted shares granted through March 31, 2009 (Dollars In Thousands):

Grant Date	Number of Shares Granted	Fair Value on Date of Grant	Vesting Terms	Unvested Shares Outstanding at March 31, 2009

January 2, 2008	10,000	$443	End of 3 years	9,500	(1)
January 2, 2008	2,100	$93	Ratably over 3 years	1,400
January 26, 2009	2,930	$144	End of 3 years	2,930

(1)	500 shares were forfeited upon resignation of the employee holding the shares.

          The above shares granted were issued from CH Energy Group’s treasury stock and are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock. In accordance with SFAS 123(R), unvested restricted shares do not impact the number of common shares outstanding used in the basic EPS calculation and as such the number of unvested outstanding shares noted above have only been included in the diluted EPS calculation as of March 31, 2009. The total compensation cost and total recognized tax benefits related to these restricted stock awards was immaterial for the three months ended March 31, 2009 and 2008.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

          On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010. On an annual basis, the electricity purchased through the Entergy contracts represents approximately 21% of Central Hudson’s full-service customer requirements and costs approximately $57.5 million. For the three months ended March 31, 2009 and 2008, the energy supplied under this agreement cost approximately $13.0 million and $14.6 million, respectively.

          Purchases under these contracts are supplemented by shorter-term contracts, such as the Dynegy contract discussed below, contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system, and the capacity market in New York State, and other parties. On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 1, 2008 to December 31, 2008. The electricity purchased through the Dynegy contracts represented approximately 10% of Central Hudson’s full-service customer requirements for the three months ended March 31, 2008 and cost approximately $8.9 million.

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

Environmental Matters

Central Hudson

➢	Air

          In October 1999, Central Hudson was informed by the New York State Attorney General (“Attorney General”) that the Danskammer Point Steam Electric Generating Station (“Danskammer Plant”) was included in an investigation by the Attorney General’s Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules. Specifically, the Attorney General alleged that Central Hudson “may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits.” In March 2000, the Environmental Protection Agency (“EPA”) assumed responsibility for the investigation. Central Hudson has completed its production of documents requested by the Attorney General, the New York State Department of Environmental Conservation (“DEC”), and the EPA, and believes any permits required for these projects were obtained in a timely manner. Notwithstanding Central Hudson’s sale of the Danskammer Plant on January 30, 2001, Central Hudson could retain liability, depending on the type of remedy, if any, imposed in connection with this matter. In March 2009, Dynegy notified Central Hudson that Dynegy had received an information request pursuant to the Clean Air Act from the EPA for the

Danskammer Plant covering the period beginning January 2000 to present. At that time, Dynegy also submitted to Central Hudson a demand for indemnification for any fines, penalties or other losses that may be incurred by Dynegy arising from the period that Central Hudson owned the Danskammer Plant. Central Hudson presently has insufficient information with which to predict the outcome of this matter.

➢	Former Manufactured Gas Plant Facilities

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

Site		Status

#1	Beacon, NY	Remediation complete. Final Report Approved by the DEC. Preparing post-remediation Site Management Plan.

#2	Newburgh, NY

Remediation complete in one area under the terms of the DEC-approved plan. The final Construction Completion Report on this area has been filed with the DEC. For the remaining areas, a Draft – Final Remedial Design Report has been filed. The Final Remedial Design for these areas is scheduled to be filed on 6/1/09.

#3	Laurel Street Poughkeepsie, NY	Remediation work is complete. Preparing Final Report and post-remediation Site Management Plan.

#4	North Water Street Poughkeepsie, NY	Supplemental site investigations completed in June 2008 and the report of these investigations has been submitted to the DEC.

#5	Kingston, NY

Brownfield Cleanup Agreement was executed and the Citizen Participation Plan (“CPP”) was submitted to the DEC. Central Hudson has submitted to the DEC past site investigation data and information on past remediation activities. The DEC provided comments indicating that additional investigation will be required in order to further delineate the nature and extent of the on-site and off-site contamination.

#6	Catskill, NY

Site investigation completed under the DEC-approved Brownfield Cleanup Agreement. The report summarizing the additional investigation work conducted in October 2008 and additional proposed investigation work has been submitted to the DEC.

#7	Saugerties, NY	Central Hudson does not believe it has any liability for this site and is working with the DEC to confirm this.

#8	Bayeaux Street Poughkeepsie, NY	Central Hudson does not believe it has any further liability for this site.

          In the second quarter of 2008, Central Hudson updated the estimate of potential remediation and future operating, maintenance and monitoring costs for sites # 2, 3, 4, 5 and 6 indicating that the total cost for the five sites could exceed $165 million over the next 30 years. The updated estimate for sites # 2 and 3 was based on completed remedial investigations and feasibility studies. As such, the estimate is subject to change based on the current investigations, final remedial design (and associated engineering estimates), DEC and New York State Department of Health (“NYSDOH”) comments and requests, remedial design changes/negotiations and changed or unforeseen conditions during remediation. The updated estimate for sites # 4, 5 and 6 was based on partially completed remedial investigations and current DEC and NYSDOH preferences related to site remediation and is considered conceptual and preliminary. The updated estimate reflects updated cost information along with the latest information from the investigation and remediation work being done on MGP sites # 2, 3 and 4 and to include site # 6. The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State. This cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval. Further, the updated estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

          Prior to 2009, Central Hudson recorded a $24.7 million estimated liability for sites # 2 and 3 based on estimates of remediation costs for the proposed clean-up plans. As of March 31, 2009, $24.0 million of this recorded estimated liability has not been spent; $4.4 million of this recorded estimated liability is expected to be spent over the next twelve months.

          No amounts have been recorded in connection with the physical remediation of sites # 4, 5 and 6, for which Central Hudson has developed estimated future costs based on conceptual and preliminary plans. Absent DEC-approved remediation plans, management cannot reasonably estimate what cost, if any, will actually be incurred. The portion of the $165 million referenced above that is related to these three sites is approximately $121 million. Prior to 2009, Central Hudson had recorded a $1.4 million estimated liability in connection with estimated costs for preliminary investigations, site testing and development of remediation plans for sites # 4, 5 and 6 through 2010. Based on the latest forecast of activities at these sites, this estimated liability has been increased in 2009 to $3.9 million. As of March 31, 2009, $2.7 million of this recorded estimated liability has not been spent; $1.2 million of this recorded estimated liability is expected to be spent over the next twelve months. This estimated amount may change in the future as additional information is obtained regarding the results of site-testing, the scope of site investigation plans approved by the DEC and NYSDOH, and the evolving development of new technologies. Central Hudson cannot predict the results of site testing, the nature, timing or extent of comments from the DEC and NYSDOH, or changes in technology. The impact of these uncertainties on the estimate cannot be determined.

          With regard to sites # 7 and 8, Central Hudson does not have sufficient information to estimate its potential remediation cost if any; as previously stated, Central Hudson believes that it has no liability for these sites.

          Central Hudson spent $1.3 million in the three months ended March 31, 2009 related to site investigation and remediation for sites #2, 3, 4, 5 and 6. Based on the 2006 Rate Order, on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation & Remediation Costs. This recovery totaled $2.9 million as of March 31, 2009 with $0.4 million recovered in 2009.

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

➢	Little Britain Road

         In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York. In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA. In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time. Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria. Deep groundwater wells were installed in 2005 and 2006, which also show contaminants exceeding DEC criteria. The DEC responded with a request for a plan to address the contamination. Central Hudson has submitted a proposal to the DEC for limited additional site work, including an assessment of vapor intrusion into a building on the site, and closure of the VCA. Negotiations between DEC and Central Hudson regarding additional site work and closure of the VCA are ongoing. Central Hudson completed a soil vapor intrusion study and results indicated that indoor air met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards, however, concentrations beneath the building’s concrete slab warranted installation of a mitigation system. This mitigation system was installed in 2008. At this time Central Hudson does not have sufficient information to estimate potential ground water remediation costs. Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable. Central Hudson cannot predict the outcome of this matter.

➢	Newburgh Consolidated Iron Works

          By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. (“Consolidated Iron”), a Superfund site located in Newburgh, New York. Sampling by the EPA indicated that lead and polychlorinated biphenyls (or “PCBs”) are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site. No records were found which indicate that the materials shipped by Central Hudson to Consolidated Iron contained or was a hazardous substance. In April 2008, Central Hudson received a letter from the Consolidated Iron Joint Defense Group (“JDG”), a group of potentially responsible parties asserting a contribution claim against Central Hudson. The JDG had reached an agreement in principle with the EPA to resolve claims at the Consolidated Iron site under a consent decree to be filed with the court. In December 2008, Central Hudson entered into a settlement agreement with the JDG pursuant to which Central Hudson expects to be added to the consent decree and anticipates no further liability for the site, in which case Management does not expect a material impact on earnings. However, the consent decree provides the EPA with the right to reopen the matter under certain circumstances and Central Hudson cannot predict the outcome of this matter at the present time.

➢	Asbestos Litigation

          As of March 31, 2009, of the 3,313 asbestos cases brought against Central Hudson, 1,184 remain pending. Of the cases no longer pending against Central Hudson, 1,978 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 151 cases. Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases. Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on either of CH Energy Group’s or Central Hudson’s financial position, results of operations, or cash flows.

CHEC

          During the three months ended March 31, 2009, Griffith spent approximately $30,000 on remediation efforts in Maryland, Virginia, West Virginia and Connecticut. Griffith is to be reimbursed $0.3 million from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

          Griffith has a reserve for environmental remediation which is $1.3 million as of March 31, 2009, of which $0.2 million is expected to be spent in the next twelve months.

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

NOTE 13 - SEGMENTS AND RELATED INFORMATION

          CH Energy Group’s reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith. Other activities of CH Energy Group, which do not constitute a business segment include the investments and business development activities of CH Energy Group and the renewable energy and investment activities of CHEC, including its ownership interests in ethanol, wind, and biomass energy projects and are reported under the heading “Other Businesses and Investments.”

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2009

				Other Businesses and Investments
	Central Hudson

	Electric	Natural Gas	Griffith		Eliminations		Total

Revenues from external customers	$156,753	$90,123	$129,385	$2,212	$—		$378,473
Intersegment revenues	6	219	—	—	(225)		—

Total revenues	156,759	90,342	129,385	2,212	(225)		378,473

Interest and investment income	351	395	5	1,417	(1,052	) (1)	1,116
Interest expense	4,880	1,338	993	128	(1,052	) (1)	6,287
Income before income taxes	10,829	10,328	16,994	(497)	—		37,654
Net income attributable to CH Energy Group	6,295	6,056	10,026	744	—		23,121
Segment assets at March 31, 2009	$1,123,341	$391,559	$193,173	$38,920	$(75	) (2)	$1,746,918

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling interest of $1,417 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2008

				Other Businesses and Investments
	Central Hudson

	Electric	Natural Gas	Griffith		Eliminations		Total

Revenues from external customers	$143,814	$76,219	$186,577	$3,182	$—		$409,792
Intersegment revenues	5	150	—	—	(155)		—

Total revenues	143,819	76,369	186,577	3,182	(155)		409,792

Interest and investment income	479	413	35	1,581	(1,235	) (1)	1,273
Interest expense	4,857	1,332	1,297	126	(1,235	) (1)	6,377
Income before income taxes	10,542	9,225	9,845	1,626	—		31,238
Net income attributable to CH Energy Group	6,163	5,342	5,907	1,889	—		19,301
Segment assets at March 31, 2008	$917,496	$323,395	$225,510	$40,540	$(722	) (2)	$1,506,219

(1)

This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling interest of $1,429 related to Lyonsdale.

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2009

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$156,753	$90,123	$—	$246,876
Intersegment revenues	6	219	(225)	—

Total revenues	156,759	90,342	(225)	246,876

Interest and investment income	351	395	—	746
Interest expense	4,880	1,338	—	6,218
Income before income taxes	10,952	10,447	—	21,399
Income available for common stock	6,295	6,056	—	12,351
Segment assets at March 31, 2009	$1,123,341	$391,559	$—	$1,514,900

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2008

	Electric	Natural Gas	Eliminations	Total

Revenues from external customers	$143,814	$76,219	$—	$220,033
Intersegment revenues	5	150	(155)	—

Total revenues	143,819	76,369	(155)	220,033

Interest and investment income	479	413	—	892
Interest expense	4,857	1,332	—	6,189
Income before income taxes	10,673	9,336	—	20,009
Income available for common stock	6,163	5,342	—	11,505
Segment assets at March 31, 2008	$917,496	$323,395	$—	$1,240,891

NOTE 14 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, established accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet with the corresponding unrealized gains or losses recognized in earnings. SFAS 133 permits the deferral of the effective portion of unrealized gains and losses on derivatives that are properly designated as hedges under SFAS 133.

          CH Energy Group and its subsidiaries enter into derivative instruments for hedging purposes in conjunction with the Company’s energy risk management program, not for speculative purposes. Central Hudson uses derivative contracts to hedge exposure to variability in the prices of natural gas and electricity and to hedge exposure to variability in interest rates for its variable rate long-term debt. The types of derivative instruments typically used by Central Hudson are natural gas futures and swaps to hedge natural gas purchases, contracts for differences (electricity swaps) to hedge electricity purchases, and interest rate caps to hedge interest payments on variable rate debt. Although the use of these instruments is intended to hedge cash flows, they are not designated as hedges under the provisions of SFAS 133, and the related gains and losses are included as part of Central Hudson’s commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses. Griffith uses derivative instruments to hedge variability in the price of heating oil purchased for delivery to its customers. In 2009 and 2008, Griffith purchased call option contracts to establish ceiling prices to hedge forecasted heating oil supply requirements for capped price programs not hedged by firm purchase commitments. The options hedge purchase cash flows related to commodity price changes. These derivatives are designated as cash flow hedges under the provisions of SFAS 133 and are accounted for under the deferral method with actual gains and losses from the hedging activity included in the cost of sales as the hedged transaction occurs.

          At March 31, 2009, Central Hudson had open derivative contracts to hedge natural gas prices during May - September 2009, and November 2009 - March 2010, covering approximately 31.0% of Central Hudson’s projected total natural gas supply requirements during the upcoming winter heating season. In its electric operations, Central Hudson had open derivative contracts at March 31, 2009 to economically hedge the price of approximately 23.5% of its projected electricity requirements for April-December 2009, and 5.7% of its projected requirements in each of the years 2010, 2011, and 2012. At March 31, 2009, Griffith had open OTC call option positions covering approximately 5.7% and 0.2% of its anticipated fuel oil supply requirements for the periods April-June 2009 and January 2010, respectively.

          Central Hudson and Griffith both hold contracts for derivative instruments under master netting agreements. Of the thirteen total agreements held by both companies, seven contain credit-risk related contingent features. The circumstances that could trigger these features, the aggregate fair value of the derivative instruments that contain contingent features and the amount that would be required to settle these instruments on March 31, 2009 if the contingent features were triggered are described below.

Contingent Contracts
(In Thousands)

	As of March 31, 2009

Triggering Event	# of Contracts Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)

Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	1	$(950)	$(950)
Credit Rating Downgrade (to below BBB-)	4	(96)	(96)
Adequate Assurance(1)	1	(320)	(320)

Total Central Hudson	6	(1,366)	(1,366)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	1	2	10

Total CH Energy Group	7	$(1,364)	$(1,356)

(1)

If the counterparty has reasonable grounds to believe CHG&E’s creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

          CH Energy Group uses master netting agreements to mitigate the credit risk of financial derivatives, and in accordance with FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39, has elected net presentation for its derivative contracts under master netting agreements. On March 31, 2009, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives under any of these agreements. If collateral were posted, CH Energy Group’s policy is to also report the collateral positions on a net basis.

          The fair value of CH Energy Group’s and Central Hudson’s derivative instruments and their location in the respective Balance Sheets are described below, followed by a description of their effect on the respective Statements of Income. For additional information regarding Central Hudson’s physical hedges, see the discussion following the caption “Electricity Purchase Commitments” in Note 12 – “Commitments and Contingencies.”

Gross Fair Value of Derivative Instruments
(In Thousands)

	March 31, 2009	December 31, 2008	March 31, 2008

Derivatives in an Asset Position:(1)
Not Designated as Hedging Instruments:(2)
Central Hudson electricity swap contracts	$—	$—	$612
Central Hudson interest rate swap contract	—	—	—

Total Central Hudson Derivatives in an Asset Position	—	—	612

Designated as Hedging Instruments under SFAS 133:
Griffith heating oil call option contracts	2	—	509

Total CH Energy Group Derivatives in Asset Position	$2	$—	$1,121

Derivatives in a Liability Position:(1)
Not Designated as Hedging Instruments:(2)
Central Hudson electricity swap contracts	$(17,506)	$(5,538)	$(21)
Central Hudson natural gas swap contracts	(3,010)	(10,221)	—

Total Central Hudson Derivatives in a Liability Position	(20,516)	(15,759)	(21)

Designated as Hedging Instruments under SFAS 133:
Griffith heating oil call option contracts	—	—	—

Total CH Energy Group Derivatives in Liability Position	$(20,516)	$(15,759)	$(21)

Total Central Hudson Derivatives - Net	$(20,516)	$(15,759)	$591

Total CH Energy Group Derivatives - Net	$(20,514)	$(15,759)	$1,100

(1)	Asset and Liability Derivatives are shown net on the balance sheet under the caption Fair Value of Derivative Instruments.

(2)	See discussion following tables for additional information regarding regulatory treatment of gains and losses on Central Hudson’s derivative contracts.

The Effect of Derivative Instruments on the Statements of Income
(In Thousands)

CH Energy Group
Designated as Hedging Instruments:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Amount of (Gain)/Loss Reclassified from Accumulated OCI into Income		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income

	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008

Griffith heating oil call option contracts(1)	$1	$273	$—	$(699)	Purchased petroleum

Total	$1	$273	$—	$(699)

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as (Increase)/Decrease in Purchased Electric and Purchased Natural Gas		Location of Gain/(Loss)

	Three Months Ended March 31,
	2009	2008

Central Hudson electricity swap contracts	$(3,464)	$—	Regulatory asset(2)
Central Hudson natural gas swap contracts	(11,021)	(1,026)	Regulatory asset(2)
Central Hudson interest rate swap contract	—	—	Regulatory asset(2)

Total	$(14,485)	$(1,026)

Central Hudson
Designated as Hedging Instruments:
None

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as (Increase)/Decrease in Purchased Electric and Purchased Natural Gas		Location of Gain/(Loss)

	Three Months Ended March 31,
	2009	2008

Electricity swap contracts	$(3,464)	$—	Regulatory asset(2)
Natural gas swap contracts	(11,021)	(1,026)	Regulatory asset(2)
Interest rate swap contract	—	—	Regulatory asset(2)

Total	$(14,485)	$(1,026)

(1)	For the three months ended March 31, 2009 and 2008, the amount of gain/(loss) recognized in income for Griffith heating oil call option contracts designated as hedging instruments was not material.

(2)

Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC-authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

          Central Hudson recorded actual net losses of $14.5 million on such hedging activities for the three months ended March 31, 2009, as compared to a net loss of $1.0 million for the same period in 2008. For more information regarding the fair value of the Company’s outstanding derivative contracts, see Note 1 – “Summary of Significant Accounting Policies”.

          In the three months ended March 31, 2009 and 2008, Griffith’s call options were effective with no gains or losses from ineffectiveness recorded. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid for these derivative instruments. The total fair value of open derivative instruments at March 31, 2009 was immaterial. The total fair value at December 31, 2008 and March 31, 2008 was zero and a net unrealized gain of $0.5 million, respectively. These amounts were recorded in each period as part of the cost or price of the related commodity transactions. The fair values of call options are determined based on the market value of the underlying commodity. The total net loss including premium expense was not material in the three months ended March 31, 2009. Unrealized losses expected to be reclassified into earnings over the next twelve months are not material. A total net gain including premium expense of $1.0 million was recorded in the three months ended March 31, 2008.

          In addition to the above, Central Hudson and Griffith use weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns if such contracts can be obtained on reasonable terms. Weather derivative contracts are not subject to the provisions of SFAS 133 and are accounted for in accordance with EITF Issue No. 99-2, Accounting for Weather Derivatives. In the three months ended March 31, 2009, Central Hudson made no payment to and received no payment from counterparties. In the three months ended March 31, 2008, no payments were made to or received from counterparties. In the three months ended March 31, 2009, Griffith made a settlement payment of $0.2 million to counterparties and for the three months ended March 31, 2008 did not make or receive settlement payments to or from counterparties.

NOTE 15 – SUBSEQUENT EVENTS

          On April 17, 2009, CH Energy Group entered into a Note Purchase Agreement to issue and sell, in a private placement exempt from registration under the Securities Act of 1933, $50 million of senior unsecured notes. The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014. CH Energy Group completed the sale of $35 million in principal amount of the notes on April 17, 2009, and the remaining $15 million in principal amount of the notes will be issued and sold on June 15, 2009. CH Energy Group will use the proceeds from the sale of the notes to refinance short-term debt and for general corporate purposes. The Note Purchase Agreement includes certain financial and other covenants, including a requirement that CH Energy Group’s consolidated total debt-to-total capitalization not exceed 0.65 to 1.00 and that its priority debt (as defined in the agreement) not exceed 10% of total consolidated assets.

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

          A breakdown by business unit of CH Energy Group’s operating revenues of $378.5 million and $409.8 million for the three months ended March 31, 2009 and March 31, 2008, respectively, is illustrated below.

CH Energy Group Revenue by Business Unit

Note:

A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income. A breakout of these components is as follows:

Electric 1st Quarter 2009: 24% cost recovery revenues + 17% other revenues = 41%
Electric 1st Quarter 2008: 20% cost recovery revenues + 15% other revenues = 35%
Natural gas 1st Quarter 2009: 17% cost recovery revenues + 7% other revenues = 24%
Natural gas 1st Quarter 2008: 13% cost recovery revenues + 6% other revenues = 19%
Griffith 1st Quarter 2009: 23% commodity costs + 11% other revenues = 34%
Griffith 1st Quarter 2008: 37% commodity costs + 8% other revenues = 45%

          A breakdown by business unit of CH Energy Group’s net income of $23.1 million and $19.3 million for the three months ended March 31, 2009 and March 31, 2008, respectively, is illustrated below.

CH Energy Group Net Income by Business Unit

          A breakdown by segment of CH Energy Group’s total assets of $1,747 million as of March 31, 2009 is illustrated below.

CH Energy Group Assets at March 31, 2009 by Business Unit

          As the graphs above indicate, as of March 31, 2009, 87% of CH Energy Group’s assets are employed in the electric and natural gas businesses, which are subject to regulation by the PSC (as discussed in more detail below), and the remaining 13% of its assets are employed in non-regulated businesses. Additionally, CH Energy Group derived 70% of its net income from the regulated electric and natural gas business and 30% of its net income from the non-regulated businesses for the twelve months ended March 31, 2009. Due to the seasonality of the fuel distribution business, this percentage can vary from quarter to quarter, but has been relatively consistent on an annual basis in recent years. The large relative proportion of the regulated utility business is supportive of stability of earnings. CH Energy Group believes that this business profile appeals to the risk appetite and return expectations of its shareholder base.

          CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and share price appreciation over time, which should result from earnings growth over the long-term. CH Energy Group seeks to employ its resources in a manner that supports this objective. The Company regularly considers a range of strategies that include: acquisitions, alternative financial structures, operating efficiency improvements, allocation of capital between business units, entry into new lines of business, and divesting existing lines of business. The mix of strategies or relative emphasis on each strategy evolves over time, based on current circumstances and the expected contribution of each strategy to shareholder value.

          During the first quarter of 2009, the Company continued its business focus on investing in the regulated electric and natural gas businesses of Central Hudson. Acquisitions by Griffith have remained suspended through the first quarter of 2009, pending completion of Management’s strategic review of this business. Central Hudson continued to pursue additional opportunities for investment in its infrastructure, as well as expanded opportunities in electric and gas transmission, renewable energy production and energy efficiency services. Additional investments by CHEC in unregulated businesses are also being pursued, with a heightened focus on investments with stable and predictable income streams and cash flow. Based on current market conditions, the Company does not expect to invest in new ethanol projects.

          CH Energy Group believes managing risk is another important component of its strategy to deliver value to shareholders, and emphasizes earnings and cash flow stability, creditworthiness, and access to liquidity as fundamentals of long-term success. On April 17, 2009, CH Energy Group entered into a Note Purchase Agreement to issue and sell $50 million of senior unsecured notes, at an interest rate of 6.58%, due April 17, 2014. CH Energy Group completed the sale of $35 million in principal amount of the notes on April 17, 2009, and the remaining $15 million in principal amount of the notes will be issued and sold on June 15, 2009. The proceeds will be used to refinance short-term debt and for general corporate purposes. With the continued growth of Central Hudson and with success in developing new opportunities at CHEC, the Company believes that it may also be appropriate at some point in the next few years to issue additional shares of common equity as part of the Company’s financing program. CH Energy Group also expects to consider selling assets in its portfolio to raise cash and avoid, reduce, or postpone an issuance of additional shares of common stock.

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

          Central Hudson’s Management seeks to increase shareholder value through obtaining current recovery of its costs of doing business, increasing its rate base, and obtaining an allowed Return on Equity (“ROE”) that provides a fair and reasonable return for providers of equity capital. Management is committed to providing safe and reliable service, to customer satisfaction, and to promoting positive customer and regulatory relations. Management believes these commitments are important in its efforts to obtain full cost recovery and reasonable returns for shareholders. Management’s strategies include effectively managing costs, requesting rate increases to align the revenues from customers with the cost of providing service, and investing in its energy delivery infrastructure.

          Central Hudson filed a rate increase request with the PSC in July 2008. Evidentiary hearings were held and initial and reply briefs were filed during the first quarter of 2009. A Recommended Decision (“RD”) by the Administrative Law Judges (“ALJ”) assigned to the proceeding was issued April 10, 2009. Significant aspects of the RD include a $33.6 million and $12.5 million increase in electric and gas delivery rates, respectively, and a 10.05% allowed return on equity and a common equity ratio of 47%. Additionally, the RD adopts the Company’s proposed electric and gas Revenue Decoupling Mechanisms (“RDM”). A final Order from the PSC is expected in June 2009 with the new rates taking effect July 1, 2009. No prediction can be made as to the final outcome of the rate increase request.

          The capital intensive nature of Central Hudson’s business and its obligation to serve all customers in its franchise area require continuous access to capital on reasonable terms. Central Hudson has historically maintained a strong capital structure and access to capital through committed and uncommitted lines of credit.

GRIFFITH

          Griffith provides petroleum products and services to approximately 112,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and West Virginia. Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment.

          Below is a breakdown of Griffith’s gross profit of $40.2 million and $33.1 million by petroleum product and by service and installations for the three months ended March 31, 2009 and 2008, respectively.

Griffith Gross Profit by Product & Service Line

          Griffith’s Management seeks to increase shareholder value primarily through increased earnings as a result of continued improvements in operations and by providing its free cash flow to CH Energy Group. Management’s strategies to achieve these goals include effectively managing costs and expanding margins.

          Management believes that Griffith’s strong brand name, effective cost management practices, and reputation for high quality, dependable service, position it well for future contributions to CH Energy Group’s earnings and cash flows.

          Management is conducting a strategic review of Griffith in light of recent energy price volatility and changes in customer behavior and evaluating each of its products and markets to determine the best strategy to deliver long-term value to CH Energy Group shareholders.

OTHER BUSINESSES AND INVESTMENTS

          In addition to Griffith, CHEC derives earnings through investments in renewable energy supply, ethanol production, energy efficiency, and an energy sector venture capital fund. This business unit also includes the holding company’s earnings, which consist primarily of inter-company interest income.

          CHEC’s investment objectives are to increase earnings and cash flow with a heightened focus on investments with stable and predictable income streams and cash flows. From a portfolio perspective, Management seeks to limit earnings and cash flow volatility through diversification of its investments. The Company believes that renewable energy markets provide opportunities that fit well with objectives.

          CHEC is investing in a project under which it will develop, construct, own and operate a landfill gas to electric project in Auburn, NY. The project will utilize methane gas generated by the City of Auburn landfill to produce and sell electricity to the City.

          CHEC has also entered into an agreement in April 2009 to develop, construct and own a molecular gate system to be leased to Beacon Landfill Gas Holdings (“Beacon”) and installed and operated at Beacon’s landfill gas processing plant at the Greentree landfill facility in Fox Township, Elk County, Pennsylvania. The equipment will be used to remove excess nitrogen from landfill gas produced by the Greentree facility thereby increasing the amount of gas available for sale by Beacon.

OVERVIEW OF FIRST QUARTER RESULTS

          Earnings for CH Energy Group totaled $1.47 per share in 2009, versus $1.23 per share in the first quarter of 2008.

          First quarter 2009 earnings by business were as follows:

Central Hudson

          Central Hudson’s contribution to earnings per share was $0.78, $0.05 per share higher than the first quarter of 2008. The impact of weather added $0.09 per share to earnings, with lower restoration costs from fewer storms adding $0.03 per share and increased sales volumes due to colder temperatures adding $0.06 per share. Additionally, rate increases added $0.05 per share to the increase, which were more than offset by higher operating costs and higher uncollectible accounts.

Griffith

          Griffith contributed $0.64 to earnings per share in the first quarter of 2009, $0.27 per share higher than in the first quarter of 2008. Griffith’s earnings contribution was also due in part to colder weather in 2009. However the increased earnings are also attributable to margin growth, reduced expenses, and acquisitions made in 2008. Although customer conservation dampened earnings by $0.13 per share, colder weather added $0.13 per share, improved margins added $0.22 per share, operating efficiencies added $0.02 per share, and contributions of acquisitions made in 2008 added $0.02 per share to the increase.

Other Businesses and Investments

          CH Energy Group (the holding company) and CHEC’s partnerships and other investments contributed $0.05 toward corporate earnings per share in the first quarter of 2009, a decrease of $0.08 per share from the same period in 2008. A reserve recorded during the first quarter of 2009 related to a development project of CHEC lowered earnings by $0.05 per share. The reserve represents the full amount of the note receivable investment for development expenditures and this project represents CHEC’s only current early-stage development project. This reserve reflects the impact that the continued credit crisis and compressed crush margins had on the probability of obtaining financing prior to the due date of the loan. Additionally, unplanned outages at Lyonsdale lowered earnings by $0.02 per share.

PSC PROCEEDINGS

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

          These cost increases are partially offset by productivity gains and significant reductions in the expected future increase in benefit costs as a result of Central Hudson’s successful efforts to restructure compensation and benefits (including modifications to the pension and OPEB plans) to align with the market. In the filing, Central Hudson proposed to pass back to electric customers a net regulatory liability estimated at about $21.2 million during the rate year as an electric bill credit.

          Schedule:

2008 – In addition to the filing, notable procedural milestones include the following:

•	Staff’s and Intervenor’s Direct Testimony was filed November 25th

•	Central Hudson’s Rebuttal Testimony was filed December 23rd

2009

•	Evidentiary hearings were held January 12th-15th

•	Initial Briefs were filed February 17th

•	Reply Briefs were filed March 11th

•	A Recommended Decision (“RD”) by the Administrative Law Judges (“ALJ”) assigned to the proceeding was issued April 10, 2009

•

The RD includes a $33.6 million and a $12.5 million increase in electric and gas delivery rates, respectively. These increases include a $12.0 million tax on utility operating revenues due to the recent bill enacted by the NYS legislature increasing the tax on utility operating revenues to 2%, which was not part of the Company’s request initially. The RD adopts a 10.05% base return on equity and a common equity ratio of 47%. The RD adopts the Company’s proposed electric and gas Revenue Decoupling Mechanisms. The RD adopted the Company’s proposed electric, gas and common capital expenditures and provided support for operating expense increases. The RD proposes continuation, with minor modifications of the Company’s Electric Reliability, Gas Safety and Customer Service Performance Mechanisms. The RD also proposes to pass back to electric customers a net regulatory liability estimated at $16.6 million during the rate year as an electric bill credit.

•	Briefs on Exceptions were filed on April 30, 2009 and Briefs Opposing Exceptions are due May 15, 2009.

•	A final Order from the PSC is expected in June, with new rates taking effect July 1, 2009.

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

          Notable Activity:

2008

➢	State Energy Plan

	•	Governor Paterson issued an Executive Order establishing a State Energy Planning Board and authorizing the creation and implementation of a State Energy Plan (“SEP”).

•

Central Hudson submitted its own comments on the draft scope of the State Energy Plan and joined those submitted by the Energy Association of New York State Member Companies’ comments. Central Hudson also provided briefing papers to the SEP working group on pressing issues facing Central Hudson for consideration in developing the SEP.

➢	PSC

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

2009

•

On January 7, 2009, Governor Paterson outlined various strategies and policy goals in his State of the State address, including one of the most aggressive clean energy goals in the country, with a goal for New York to meet 45% of its electricity needs by 2015 (“45 x 15”) through improved energy efficiency and clean renewable energy production. This would be accomplished by expanding the Renewable Portfolio Standard from 25% by 2013 to 30% by 2015 and decreasing electric usage by 15% by 2015.

•

A SEP Interim Report was issued for comment on March 31, 2009. Central Hudson is preparing comments on this Interim Report, which are due May 15, 2009. The SEP schedule has been modified to provide for the issuance of a 2009 Draft SEP on July 15, with a Final 2009 SEP to be issued October 15, 2009.

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

REQUESTS FOR DEFERRAL OF INCREMENTAL COSTS

(Case 09-M-0009 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Incremental Costs Related to the December 11, 2008 Ice Storm)

          Background: In December 2008, Central Hudson filed a petition with the PSC seeking approval to defer certain incremental and material storm restoration expenses resulting from a severe ice storm in December 2008 that disrupted service to approximately 72,000 of Central Hudson’s customers. The initial petition sought PSC authorization to defer $3.1 million of incremental expenses at December 31, 2008. An updated schedule showing total costs incurred at $3.4 million has been provided to the PSC as of March 31, 2009.

(Case 09-M-0140 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Bad Debt Net Write-Off Expense for the Year Ended December 31, 2008)

          Background: In February 2009, Central Hudson filed a petition with the PSC seeking approval to defer incremental electric and gas net bad debt write-off expense incurred during the twelve months ended December 31, 2008 over the amounts currently provided for in rates.

(Case 09-G-0139 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Gas Leak Repairs Expense for the Year Ended December 31, 2008)

          Background: In February 2009, Central Hudson filed a petition with the PSC seeking approval to defer incremental gas non-labor expense related to leak repairs incurred during the twelve months ended December 31, 2008 over the amounts currently provided for in rates.

          Notable Activity:

2008

➢	Storm Restoration Costs:

	•	Central Hudson filed its petition on December 31, 2008.

2009

➢	Bad Debt Net Write-off Expense:

	•	Central Hudson filed its petition on February 11, 2009.

➢	Gas Leak Repairs Expense:

	•	Central Hudson filed its petition on February 11, 2009.

          Potential Impacts: The $3.1 million of incremental storm restoration expenses were not reflected in Central Hudson’s earnings in 2008. If the PSC denies recovery of some or all of Central Hudson’s incremental expenses, such expenses would be reflected in its earnings in 2009. The types of incremental costs included in Central Hudson’s petition were consistent with previously approved petitions; however, Central Hudson cannot predict the outcome of this matter.

          The $1.8 million of incremental net bad debt write-off expenses was reflected in Central Hudson’s earnings and cash flows in 2008. This proceeding could result in deferral of these incremental uncollectible expenses which would result in an increase in earnings and upon future recovery, an increase in cash flows. Central Hudson cannot predict the outcome of this matter.

          The $479,000 of incremental non-labor gas leak repairs expense was reflected in Central Hudson’s earnings and cash flows in 2008. This proceeding could result in deferral of these incremental expenses which would result in an increase in earnings and upon future recovery, an increase in cash flows. The types of incremental costs included in Central Hudson’s petition were consistent with costs in petitions previously denied by the PSC; however, Central Hudson cannot predict the outcome of this matter.

ADVANCED METERING INFRASTRUCTURE

(Case 09-M-0074 - Proceeding on Matter of Advanced Metering Infrastructure)

          Background: On February 13, 2009, the PSC issued an Order establishing minimum functional requirements for Advanced Metering Infrastructure (“AMI”) in New York State and creating a process for the development of a generic approach to the benefit/cost analysis of AMI. The February 13th Order directs Central Hudson to file an AMI pilot program within 60 days. The filing requirements set forth by the PSC in the Order were designed to put utilities on track to potentially receive federal financial assistance that may become available under the American Recovery and Reinvestment Act of 2009’s Department of Energy (“DOE”) administered program for Electricity Delivery and Energy Reliability (“EDER”). The DOE may provide grants to successful applicants under the EDER program in an amount equal to not more than 50% of the costs of qualifying investments.

          Notable Activity:

2009

•	On April 14, 2009 Central Hudson filed its AMI and Smart Grid Proposal with the PSC.

•

On April 14, 2009, the PSC issued its “Proposed Framework for the Benefit-Cost Analysis of Advanced Metering Infrastructure”. A Notice Seeking Comment on the proposal was also issued directing parties to file comments on the generic benefit-cost framework by June 15, 2009.

          Potential Impacts: No prediction can be made regarding the outcome of this proceeding at this time.

THE AMERICAN RECOVERY AND REINVESTMENT ACT OF 2009 (“ARRA”) PROJECT FUNDING

(Case 09-E-0310 – In the Matter of American Recovery and Reinvestment Act of 2009 – Utility Filings for New York Economic Stimulus)

          Background: ARRA includes a DOE administered program for EDER. The sum of $4.5 billion is appropriated by ARRA for the EDER program to be dispersed by DOE through a competitive grant process. Additional funds may also be available through programs such as Transportation Electrification.

          Notable Activity:

2009

•	The PSC on April 2, 2009 sent a letter to the state’s regulated utilities requesting a submittal of project lists from the utilities that are being considered for application for ARRA funding.

•

Regulated utilities, New York Power Authority (“NYPA”), Long Island Power Authority (“LIPA”), NYSERDA and NYISO have been discussing potential collaborative project filings, some of which are in development.

•	The ARRA funding in some cases only covers a portion of the project costs and therefore will require other funding sources which may include rate payer funds for which PSC approval is required.

•	Central Hudson submitted its current project list to PSC on April 17, 2009.

          Potential Impacts: No prediction can be made regarding the outcome of this proceeding at this time.

CENTRAL HUDSON GAS & ELECTRIC FINANCING PETITION

(Case 09-M-0308 – Petition of Central Hudson Gas & Electric Corporation for Authority to enter into multi-year committed credit agreements and issue and sell long-term debt)

          Background: On March 26, 2009, Central Hudson filed a petition with the PSC seeking approval to (a) enter into multi-year committed credit agreements to provide committed funding to meet expected liquidity needs, in amounts not to exceed $175 million in the aggregate and maturities not to exceed five years, and (b) approval to issue and sell long-term debt, commencing immediately upon issuance of an order regarding the petition, and from time to time through December 31, 2012, in an amount not to exceed $250 million in the aggregate.

          Notable Activity:

2009

•	Central Hudson filed its petition on March 26, 2009.

          Potential Impacts: If approved, Central Hudson’s ability to seek a higher level of committed credit would enable greater liquidity to support construction forecasts, known seasonality, volatile energy markets, adverse borrowing environments, and other unforeseen events. In addition, the approval to issue and sell $250 million of long-term debt would support Central Hudson’s ability to finance its construction expenditures and contributions to the company’s pension and OPEB plans, as well as allow Central Hudson to refund maturing long-term debt, and potentially refinance $116 million of multi-modal long-term NYSERDA bonds, which are currently in auction rate mode. No prediction can be made as to the final outcome of the filing.

CAPITAL RESOURCES AND LIQUIDITY

          The growth of CH Energy Group’s retained earnings in the three months ended March 31, 2009, contributed to the increase in the book value per share of its Common Stock from $33.17 at December 31, 2008, to $34.09 at March 31, 2009. Book value per share at March 31, 2008 was $33.81 and the common equity ratio was 52.7%. Common equity comprised 52.8% of total capital (including short-term debt) at March 31, 2009, an increase from 51.6% at December 31, 2008.

          Both CH Energy Group’s and Central Hudson’s liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Statements of Cash Flows, and as discussed below.

          The principal factors affecting CH Energy Group’s liquidity are the net cash flows resulting from the operations of its subsidiaries, subsidiary capital expenditures and investments, the external financing of its subsidiaries, and the dividends CH Energy Group pays to its shareholders.

          Central Hudson’s cash flows from operating activities reflect principally its energy deliveries and costs of operations. Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy and the resulting changes in customer usage. Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC. In general, changes in the cost of purchased electricity and natural gas may affect the timing of cash flows but do not directly impact net income, as these costs are fully recoverable through Central Hudson’s electric and natural gas cost adjustment mechanisms. Higher energy prices also increase accounts receivable, which along with generally unfavorable economic conditions, can have an impact on customers’ ability to pay their bills on time, potentially resulting in a higher number of uncollectible accounts and an unfavorable impact on cash flows and results of operations. Also, higher energy prices may cause customers to use less energy than projected in the current rate plan, which has the effect of reducing net income below the rate of return authorized in the rate plan.

          Central Hudson’s cash flows are also affected by capital expenditures, long-term financing for its growing asset base, fluctuations in working capital primarily caused by weather, energy prices, the level of customer accounts receivable, and other regulatory deferral mechanisms that may result in cash being expended in one period and recovered from customers in a subsequent period.

CH ENERGY GROUP - CASH FLOW SUMMARY

          Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Three Months Ended March 31,
	2009	2008

Net Cash Provided By/(Used In):
Operating Activities	$51.1	$23.3
Investing Activities	(23.2)	(23.3)
Financing Activities	(19.4)	1.8

Net change for the period	8.5	1.8
Balance at beginning of period	19.8	11.3

Balance at end of period	$28.3	$13.1

          CH Energy Group’s cash and cash equivalents increased by $8.5 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. For each of these periods, CH Energy Group’s working capital needs were provided by cash from operations and supplemented with short-term financing as needed. Capital expenditures and dividends in both years, as well as acquisitions in 2008, were funded with cash from operations above working capital needs, and supplemented in 2008 with proceeds from the sale of short-term investments. Lower working capital requirements as a result of decreasing energy prices at the end of 2008 allowed Central Hudson to absorb the redemption of the long-term debt at its maturity in January 2009 without refinancing.

          Net cash provided by operations was $51.1 million and $23.3 million for the three months ended March 31, 2009 and 2008, respectively. Cash provided by sales exceeded the period’s expenses and working capital needs for each year, particularly in 2009. Contributions to Central Hudson’s pension and OPEB plans of $2.6 million and $1.6 million during the first quarter of 2009 and 2008, respectively, also impacted cash from operations.

          Net cash used in investing activities was $23.2 million and $23.3 million in the three months ended March 31, 2009 and 2008, respectively. Cash was used primarily to fund investments in electric and natural gas systems of Central Hudson. In 2008, cash used in investing activities also included acquisitions made by Griffith and was partially offset by proceeds from the liquidation of short-term investments held by the holding company.

          Net cash (used in)/provided by financing activities was $(19.4) million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. Financing activities have consistently included dividends paid each quarter of $8.5 million. The proceeds of short-term debt were used to supplement the Company’s working capital needs in the first quarter of both years and to pay dividends in 2008. In January 2009, $20.0 million of Central Hudson’s long-term debt was redeemed at maturity. Central Hudson’s cash flow benefited from lower energy prices in the first quarter of 2009, and an issuance of additional long-term debt by Central Hudson is not expected until later in the year.

CENTRAL HUDSON - CASH FLOW SUMMARY

          Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Three Months Ended March 31,
	2009	2008

Net Cash Provided By/(Used In):
Operating Activities	$42.2	$37.7
Investing Activities	(22.8)	(17.1)
Financing Activities	(5.9)	(20.7)

Net change for the period	13.5	(0.1)
Balance at beginning of period	2.5	3.6

Balance at end of period	$16.0	$3.5

          Central Hudson’s cash and cash equivalents increased (decreased) by $13.5 million and $(0.1) million for the three months ended March 31, 2009 and 2008, respectively. For each of these periods, Central Hudson’s working capital needs were provided by cash from operations and supplemented seasonally with short-term financing as needed. Cash from operations in excess of expenses and working capital needs provided funding for capital expenditures in both periods, the repayment of short-term debt in 2008, and the redemption of long-term debt at its maturity in 2009.

          Net cash provided by operations was $42.2 million and $37.7 million for the three months ended March 31, 2009 and 2008, respectively. Cash provided by sales exceeded the period’s expenses and working capital needs in both periods. Contributions to the pension and OPEB plans of $2.6 million and $1.6 million during the first quarter of 2009 and 2008, respectively, also impacted cash from operations.

          Net cash used in investing activities of $22.8 million and $17.1 million in the three months ended March 31, 2009 and 2008, respectively, was primarily for investments in its electric and natural gas systems.

          Net cash used in financing activities was $5.9 million and $20.7 million in the three months ended March 31, 2009 and 2008, respectively. During these periods, Central Hudson retained its net income to invest in its transmission and distribution systems. Cash from operations in excess of expenses and working capital needs was used to repay short-term borrowings in 2008. Short-term debt borrowings of $14.5 million in 2009 were used primarily to supplement working capital needs. In January 2009, $20.0 million of Central Hudson’s long-term debt was redeemed at maturity. Central Hudson’s cash flow benefited from lower energy prices in the first quarter of 2009, and an issuance of long-term debt by Central Hudson is not expected until later in the year.

CAPITALIZATION – COMMON STOCK REPURCHASE PROGRAM

          On July 27, 2007, the Board of Directors of CH Energy Group extended and amended the Common Stock Repurchase Program of the Company, which was originally authorized on July 25, 2002 and further disclosed in the caption “Repurchase Program” of Note 8 – “Capitalization – Common and Preferred Stock” to the Financial Statements of the Corporations’ 10-K Annual Report.

          No common stock was repurchased during the three months ended March 31, 2009.

CAPITALIZATION – ISSUANCE OF TREASURY STOCK

          Effective January 26, 2009, CH Energy Group granted 2,930 restricted shares to certain officers and key employees of Griffith. These restricted shares granted were issued from CH Energy Group’s treasury stock.

          Performance shares granted April 25, 2006 are expected to be paid out in May 2009. Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan will receive shares issued from CH Energy Group’s treasury stock. Additionally, due to the retirement of one of Central Hudson’s executive officers on January 1, 2009, a pro-rated number of shares under the January 25, 2007 and January 4, 2008 grants are expected to be paid to this individual in July 2009. CH Energy Group expects to utilize treasury stock in satisfaction of this award.

          For further information regarding the above equity compensation, see Note 11 – “Equity Based Compensation” of this Quarterly Report on Form 10-Q. The Company intends to continue to utilize shares issued from CH Energy Group’s treasury stock for the payout of future performance awards.

CONTRACTUAL OBLIGATIONS

          Other contractual obligations and commitments of CH Energy Group are disclosed in Note 12 – “Commitments and Contingencies” to the Financial Statements of the Corporations’ 10-K Annual Report and Note 12 – “Commitments and Contingencies” of this Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

          Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources. The amount of the Retirement Plan’s liabilities are affected by the discount rate used to determine benefit obligations and the accrual of additional benefits. Central Hudson considers the provisions of the Pension Protection Act of 2006 in determining its funding for the Retirement Plan for the near-term and future periods. Funding for the Retirement Plan totaled $2.5 million for the three months ended March 31, 2009. On April 15, 2009, Central Hudson made an additional contribution of $4.1 million to the Retirement Plan. Central Hudson anticipates making additional contributions of $16.0 million to the Retirement Plan in 2009.

          Employer contributions for OPEB plans were zero during the three months ended March 31, 2009 and $1.2 million during the three months ended March 31, 2008. The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes and corporate resources. Funding for the remainder of 2009 is expected to approximate $3.5 million.

          The recent fall in the financial markets has reduced the values of the assets held in the Retirement Plan and the OPEB Plans, which had a negative impact on the funded status of the plans. If future market conditions do not improve sufficiently to offset these changes, additional contributions will likely be required in future years. Management expects that such contributions will be incorporated in Central Hudson’s rate making process over time. Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility. Management cannot currently predict what impact the recent fall in the financial markets may have on the expected rate of return on plan assets or on future funding decisions.

FINANCING PROGRAM

          CH Energy Group remains well-positioned with a strong balance sheet and strong liquidity. Significant capacity remains on CH Energy Group’s and Central Hudson’s committed credit facilities. Despite credit spreads that are significantly higher than they were a year ago, Central Hudson’s strong credit ratings help facilitate access to long-term debt. However, Management can make no assurance in regards to the availability or resulting terms and costs. With the exception of the use of treasury shares for several restricted share grants and performance share awards earned, no equity issuance is expected in 2009. CH Energy Group Common Stock has maintained a market premium to its book value, which is a preferred position should equity financing be sought.

          At March 31, 2009, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association. If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

          At March 31, 2009, CH Energy Group, on a consolidated basis, had $45.0 million of short-term debt outstanding and cash and cash equivalents of $28.3 million.

          CH Energy Group has a $150 million revolving credit facility with several commercial banks. As of March 31, 2009 and December 31, 2008, there were no borrowings under this CH Energy Group revolving credit facility. As of March 31, 2008, under this facility $6.0 million was outstanding.

          Central Hudson maintains a revolving credit facility with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012. As of March 31, 2009, under this facility $40 million was outstanding. As of December 31, 2008 and March 31, 2008, there were no borrowings under Central Hudson’s revolving credit agreement.

          Central Hudson also maintains certain uncommitted lines of credit that diversify its sources and provide competitive options to minimize its cost of short-term debt. As of March 31, 2009, there was no balance outstanding under these lines of credit. As of December 31, 2008 and March 31, 2008, Central Hudson’s outstanding balance on these lines of credit, in aggregate, was $25.5 million and $22.0 million, respectively.

          Central Hudson’s current senior unsecured debt rating/outlook is A/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and A2/negative by Moody’s Investors Service (“Moody’s”).1

          In January 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital. As of March 31, 2009, December 31, 2008 and March 31, 2008, there were borrowings under this facility of $5.0 million, $10.0 million and $25.0 million, respectively.

          CH Energy Group and Central Hudson believe they will be able to meet their reasonably likely short-term and long-term cash requirements, assuming that Central Hudson’s future rate plans reflect the costs of service, including a reasonable return on invested capital.

          On March 27, 2009, Central Hudson filed with the Public Service Commission of the State of New York a Financing Petition seeking authorization to increase its multi-year committed credit to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.

          Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA. These NYSERDA bonds, totaling $166 million, are insured by Ambac. The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is A/stable by Standard & Poor’s and Fitch Ratings and A2/negative by Moody’s.1

          Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008. Under the terms of the applicable indenture, the bonds were converted to a fixed rate of 6.5%, which will continue until their maturity in December 2028.

          Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

          Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode. Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a dutch auction. Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008. Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period. Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed. As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture. Central

[1] These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating. Each rating should be evaluated independently of any other rating.

Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process. For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent. In the first quarter of 2009, the average maximum rate applicable on the bonds was 1.08%. In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds. As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings. To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. Effective April 1, 2009, Central Hudson entered into a one-year rate cap with Key Bank National Association to protect against unexpected short-term interest rate increases. The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align the maximum rate formula of the three series of variable rate 1999 NYSERDA Bonds. Central Hudson would receive a payout at rates above 4.375%.

          Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

          On April 17, 2009, CH Energy Group entered into a Note Purchase Agreement to issue and sell, in a private placement exempt from registration under the Securities Act of 1933, $50 million of senior unsecured notes. The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014. CH Energy Group completed the sale of $35 million in principal amount of the notes on April 17, 2009, and the remaining $15 million in principal amount of the notes will be issued and sold on June 15, 2009. Energy Group will use the proceeds from the sale of the notes to refinance short-term debt and for general corporate purposes.

          For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 7 – “Short-term Borrowing Arrangements”, Note 8 – “Capitalization – Common and Preferred Stock”, and Note 9 – “Capitalization – Long-term Debt” to the Financial Statements of the Corporations’ 10-K Annual Report.

EARNINGS PER SHARE

          The following discussion and analyses include explanations of significant changes in revenues and expenses between the quarters ended March 31, 2009, and March 31, 2008, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

          The tables below present the change in earnings of CH Energy Group’s business units in terms of earnings for each share of CH Energy Group’s Common Stock. Management believes this presentation is useful because these business units are each wholly-owned by CH Energy Group.

CH ENERGY GROUP CONSOLIDATED

Earnings per Share (Basic)

	Three Months Ended March 31,
	2009	2008	Change

Central Hudson - Electric	$0.40	$0.39	$0.01
Central Hudson - Natural Gas	0.38	0.34	0.04
Griffith	0.64	0.37	0.27
Other Businesses and Investments	0.05	0.13	(0.08)

	$1.47	$1.23	$0.24

Note:

The information above is considered a non-GAAP financial measure. This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure. A reconciliation of each business unit’s earnings per share to CH Energy Group’s earnings per share, determined on a consolidated basis, is included in the table above.

          Earnings for CH Energy Group totaled $1.47 per share for the first quarter of 2009, versus $1.23 per share in the first quarter of 2008.

          The results for the first quarter were primarily driven by the continued improvement in the earnings contribution of Griffith. Higher margins and lower operating costs, as well as additional earnings from its 2008 acquisitions, all contributed to Griffith’s favorable results. For Central Hudson, the favorable effects of weather offset higher costs, producing slightly better results than those in the same period of 2008. However, management believes that the delivery rate increases sought in Central Hudson’s current rate request are critically necessary in order for the electric and natural gas utility to cover the cost of its customer service obligations in the future.

          First quarter 2009 earnings by business were as follows:

CENTRAL HUDSON

Earnings per Share (Basic)

	Three Months Ended March 31,
	2009	2008	Change

Electric	$0.40	$0.39	$0.01
Natural Gas	0.38	0.34	0.04

	$0.78	$0.73	$0.05

          Earnings from Central Hudson’s electric and natural gas operations increased $0.05 per share in the three months ended March 31, 2009 compared to the same period in 2008 due to the following:

Weather impact on sales (including hedging)	$0.06
Lower storm restoration expense	0.03
Rate increases	0.05
Weather normalized sales	(0.01)
Higher depreciation	(0.04)
Higher tree trimming expense	(0.01)
Higher uncollectible accounts	(0.05)
Other	0.02

$0.05

Note:

The information in the above charts is considered a non-GAAP financial measure. This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure. A reconciliation of each business unit’s earnings per share to CH Energy Group’s earnings per share, determined on a consolidated basis, is included in the CH Energy Group Consolidated Earnings per Share (Basic) table.

          Central Hudson’s contribution to earnings per share was $0.78, $0.05 per share higher than the first quarter of 2008. The impact of weather added $0.09 per share to earnings, with lower restoration costs from fewer storms adding $0.03 per share and increased sales volumes due to colder temperatures adding $0.06 per share. Additionally, rate increases added $0.05 per share to the increase, which were more than offset by higher operating costs and higher uncollectible accounts.

GRIFFITH

Earnings per Share (Basic)

Three Months Ended March 31,
2009	2008	Change

$0.64	$0.37	$0.27

          Griffith’s earnings increased $0.27 per share in the three months ended March 31, 2009 compared to the same period in 2008 due to the following:

Margin on petroleum sales and services	$0.22
Weather normalized sales (including conservation)	(0.13)
Weather impact on sales (including hedging)	0.13
Lower operating expenses	0.02
Acquisitions(1)	0.02
Higher uncollectible accounts	(0.01)
Other	0.02

$0.27

(1)	For the purposes of the above charts, “Acquisitions” reflects the incremental effect of acquisitions made by Griffith in 2008.

Note:

The information in the above charts is considered a non-GAAP financial measure. This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure. A reconciliation of each business unit’s earnings per share to CH Energy Group’s earnings per share, determined on a consolidated basis, is included in the CH Energy Group Consolidated Earnings per Share (Basic) table.

          Griffith contributed $0.64 to earnings per share in the first quarter of 2009, $0.27 per share higher than in the first quarter of 2008. Griffith’s earnings contribution was also due in part to colder weather in 2009. However, the increased earnings are also attributable to margin growth, reduced expenses, and acquisitions made in 2008. Although customer conservation dampened earnings by $0.13 per share, colder weather added $0.13 per share, improved margins added $0.22 per share, operating efficiencies added $0.02 per share, and contributions of acquisitions made in 2008 added $0.02 per share to the increase.

OTHER BUSINESSES AND INVESTMENTS

Earnings per Share (Basic)

Three Months Ended March 31,
2009	2008	Change

$0.05	$0.13	$(0.08)

          The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the three months ended March 31, 2009 compared to the same period in 2008 is due to the following:

Unusual or infrequent events:
Buckeye reserve	$(0.05)

Lyonsdale investment	(0.02)
Lower interest and investment income	(0.01)

$(0.08)

Note:

The information in the above charts is considered a non-GAAP financial measure. This information is not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure. A reconciliation of each business unit’s earnings per share to CH Energy Group’s earnings per share, determined on a consolidated basis, is included in the CH Energy Group Consolidated Earnings per Share (Basic) table.

          CH Energy Group (the holding company) and CHEC’s partnerships and other investments contributed $0.05 toward corporate earnings per share in the first quarter of 2009, a decrease of $0.08 per share from the same period in 2008. A reserve recorded during the first quarter of 2009 related to a development project of CHEC lowered earnings by $0.05 per share. The reserve represents the full amount of the note receivable investment for development expenditures and this project represents CHEC’s only current early-stage development project. Additionally, unplanned outages at Lyonsdale lowered earnings by $0.02 per share.

RESULTS OF OPERATIONS

CENTRAL HUDSON

          The following discussions and analyses include explanations of significant changes in revenues and expenses between the three months ended March 31, 2009 and the three months ended March 31, 2008 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended March 31, 2009 Over/(Under) same period in 2008

	Amount	Percent

Operating Revenues	$26,843	12%

Operating Expenses:
Purchased electricity, fuel and natural gas	19,604	14%
Depreciation and amortization	645	9%
Other operating expenses	4,073	8%

Total Operating Expenses	24,322	12%

Operating Income	2,521	10%
Other Income, net	(1,102)	(74)%
Interest Charges	29	—%

Income Before Income Taxes	1,390	7%
Income Taxes	544	7%

Net Income	$846	7%

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

          The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three months ended March 31, 2009, compared to the same period in 2008. Deliveries of electricity and natural gas to residential and commercial customers contribute the most to Central Hudson’s earnings. Industrial sales and interruptible sales have a negligible impact on earnings.

Actual Deliveries

	Three Months Ended March 31, 2009 Increase/(Decrease) from same period in 2008

	Electric	Natural Gas

Residential	3%	7%
Commercial	(3)%	7%
Industrial and other(1)	(9)%	(3)%

Total Deliveries	(2)%	5%

(1)	Includes interruptible natural gas deliveries.

Weather Normalized Deliveries

	Three Months Ended March 31, 2009 Increase/(Decrease) from same period in 2008

	Electric	Natural Gas

Residential	—%	3%
Commercial	(3)%	3%
Industrial and other (2)	(9)%	(4)%

Total Deliveries	(3)%	3%

(2)	Excludes interruptible natural gas deliveries.

Note:

Due to a warming trend in actual weather over the past 30 years, Central Hudson has developed linear trend normal weather values for its electric and natural gas businesses. This trend analysis results in approximately 330 and 300 less heating degree days compared to a rolling 30-year average for electric and natural gas, respectively. The above chart of weather normalized deliveries was determined using Central Hudson’s linear trend normal weather value.

          Electric deliveries to residential customers during the three months ended March 31, 2009 were primarily impacted by weather. Electric deliveries to commercial and industrial customers during the three months ended March 31, 2009 were primarily impacted by a decrease in use per customer, which outweighed any favorable impacts of weather for these classes of customers.

          Colder than normal weather in the first three months of 2009 as compared to 2008 favorably impacted deliveries of natural gas to residential and commercial customers. Residential natural gas heating degree days were 7% higher than last year and 8% higher than normal. Commercial natural gas heating degree days were 6% higher than last year and 7% higher than normal. Natural gas deliveries in the first three months of 2009 were also favorably impacted by a slight increase in use per customer as compared to the same period in 2008.

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

Change in Central Hudson Revenues
(In Thousands)

	Three Months Ended March 31, 2009 Increase/(Decrease) from same period in 2008

	Electric	Natural Gas	Total

Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$7,568	$6,634	$14,202
Sales to others for resale	349	5,184	5,533
Other revenues with matching offsets	3,152	792	3,944

Subtotal	11,069	12,610	23,679

Revenues Impacting Earnings:
Customer sales	1,714	1,060	2,774
Other regulatory mechanisms	(308)	208	(100)
Finance charges	206	122	328
Other revenues	258	(96)	162

Subtotal	1,870	1,294	3,164

Total Increase in Revenues	$12,939	$13,904	$26,843

(1)

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

          Electric and natural gas revenues increased in the three months ended March 31, 2009, as compared to the same period in 2008, due to higher revenues with matching expense offsets, primarily energy cost adjustment revenues. The recovery of previously deferred energy costs was only partially offset by the impact of lower prices and delivery volumes for electric. For natural gas, this increase also reflects the impact of higher net gas costs and an increase in delivery volumes resulting from colder winter weather in 2009 as compared to 2008.

          In addition to the above, electric revenues were also impacted by an increase in revenues from customer sales resulting from rate changes implemented in accordance with the 2006 Rate Order. Natural gas revenues were also impacted by an increase in revenues from customer sales as a result of higher delivery volumes in 2009 and an increase in sales to other entities for resale. Both electric and natural gas revenues were also impacted by an increase in other revenues with matching offsets resulting from an increase in rates related to New York State (“NYS”) energy efficiency programs. See the related offsets and further discussion of these programs under operating expenses.

Operating Expenses

          The most significant elements of Central Hudson’s operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson’s energy cost adjustment mechanisms. Additionally, there are other costs that are matched to revenues largely from customer billings, notably the cost of NYS energy efficiency programs, pensions and OPEBs.

          Total utility operating expenses increased 12% for the three months ended March 31, 2009, compared to the same period in 2008. The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

Three Months Ended March 31, 2009 Increase/(Decrease) from same period in 2008

Expenses Currently Matched to Revenues:(1)
Purchased electricity	$7,917
Purchased natural gas	11,818
NYS energy programs	3,311
Other matched expenses	633

Subtotal	23,679

Other Expense Variations:
Tree trimming	359
Uncollectible reserve	1,064
Storm restoration expenses	(696)
Other expenses	(84)

Subtotal	643

Total Increase in Operating Expenses	$24,322

(1)	Includes expenses that, in accordance with the 2006 Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

          In addition to the required adjustment to match revenues collected from customers, the variation in purchased electricity expense in the first three months of 2009 reflects the effects of both lower volumes delivered and lower wholesale prices. The increase in natural gas costs reflects higher volumes delivered as a result of colder weather and higher net costs. The increase in NYS energy program expenses relates to the costs of energy efficiency programs under the Energy Efficiency Portfolio Standard which began in October 2008.

          Higher revenues resulting from the 2006 Order were not sufficient to cover the higher uncollectible expense for uncollectible accounts (resulting from unfavorable economic conditions) and lower than expected sales. The increase in other revenue-matched expenses in 2009 resulted primarily from higher spending levels associated with certain expenditures as authorized by the 2006 Rate Order. The decrease in storm restoration costs in 2009 was the result of lower and less severe storm activity this year.

Other Income

          Other income and deductions for Central Hudson for the three months ended March 31, 2009, decreased $1.1 million compared to the same period in 2008, primarily due to the recording of regulatory adjustments for the change in interest costs on Central Hudson’s variable rate debt. This variation is offset by changes in the related interest charges.

Interest Charges

          Central Hudson’s interest charges for the three months ended March 31, 2009, as compared to the same period in 2008, were essentially unchanged. Increases resulting from higher outstanding debt balances and increased carrying charges due to customers were offset primarily by a decrease in interest rates on variable rate notes. The issuance of $30 million medium-term notes in November 2008 to finance capital improvements, and the redemption of $20 million medium-term notes in January 2009 resulted in a net increase in debt outstanding during the first three months of 2009 as compared to 2008. The increase in carrying charges due to customers was primarily related to an increase in the underlying reserve balance for other post-retirement benefits.

Income Taxes

          Income taxes for Central Hudson increased $0.5 million for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to an increase in pre-tax book income.

CH ENERGY GROUP

          In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below. The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended March 31, 2009 Over/(Under) same period in 2008

	Amount	Percent

Operating Revenues	$(31,319)	(8)%

Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	(45,483)	(16)%
Depreciation and amortization	702	7%
Other operating expenses	4,607	6%

Total Operating Expenses	(40,174)	(11)%

Operating Income	8,855	25%
Other Income, net	(2,645)	(133)%
Interest Charges	(90)	(1)%

Income before income taxes, non-controlling interest and preferred dividends of subsidiaries	6,300	20%
Income Taxes	2,596	22%

Net Income	3,704	19%
Net loss attributable to non-controlling interest	(116)	(36)%

Net income attributable to CH Energy Group	$3,820	20%

GRIFFITH

Sales Volumes

          Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior. Deliveries of petroleum products used for heating purposes peak in the winter. Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

          Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual Deliveries

	Three Months Ended March 31, 2009

	% Change from same period in 2008	2009 Volumes as % of Total Volume

Heating Oil
Base company volume(1)	5%	68%
Acquisitions volume(2)	2%	4%

Total Heating Oil	7%	72%

Motor Fuels
Base company volume	(17)%	26%
Acquisitions volume	—%	—%

Total Motor Fuels	(17)%	26%

Propane and Other
Base company volume	15%	2%
Acquisitions volume	—%	—%

Total Propane and Other	15%	2%

Total
Base company volume	(2)%	96%
Acquisitions volume	2%	4%

Total	—%	100%

(1)	For the purposes of this chart, “Base company” means Griffith as constituted at January 1, 2008 (i.e., without any impact from acquisitions made by Griffith in 2008).

(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008.

Weather Normalized Deliveries

	Three Months Ended March 31, 2009

	% Change from same period in 2008	2009 Volumes as % of Total Volume

Heating Oil
Base company volume(1)	(9)%	67%
Acquisitions volume(2)	1%	4%

Total Heating Oil	(8)%	71%

Motor Fuels
Base company volume	(17)%	27%
Acquisitions volume	—%	—%

Total Motor Fuels	(17)%	27%

Propane and Other
Base company volume	(1)%	2%
Acquisitions volume	—%	—%

Total Propane and Other	(1)%	2%

Total
Base company volume	(12)%	96%
Acquisitions volume	1%	4%

Total	(11)%	100%

(1)	For the purposes of this chart, “Base company” means Griffith as constituted at January 1, 2008 (i.e. without any impact from acquisitions made by Griffith in 2008).

(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008.

Note:

Due to a warming trend in actual weather over the past 30 years, Griffith has developed a trend normal weather value. This trend analysis has resulted in approximately 670 and 150 less heating degree days as compared to a standard 30-year average for Griffith’s customers in the Northeast and Mid-Atlantic regions, respectively. The above chart of weather normalized deliveries was determined using Griffith’s trend normal weather value.

          Sales of petroleum products decreased less than 1% in the three months ended March 31, 2009 compared to the same period in 2008. The decrease was due primarily to a significant decrease in the sale of motor fuels related to the downturn in the economy and continued reduced consumption per residential heating oil customer. This decrease was almost fully offset by an increase in the sale of heating oil due to colder weather in 2009 compared to 2008. There was a 16% increase in heating degree-days in 2009 as compared to 2008. Degree-day variation is adjusted for the delay between the time the actual weather occurs, and the time of product delivery.

Revenues

Change in Griffith Revenues
(In Thousands)

Three Months Ended March 31, 2009 Increase / (Decrease) from same period in 2008

Heating Oil
Base company(1)	$(30,654)
Acquisitions(2)	313

Total Heating Oil	$(30,341)

Motor Fuels
Base company	$(27,670)
Acquisitions	5

Total Motor Fuels	$(27,665)

Service Revenues
Base company	$273
Acquisitions	524

Total Service Revenues	$797

Other
Propane	$(24)
Weather-hedging contracts	(230)
Other	271

Total Other	$17

Total Revenues	$(57,192)

(1)	For the purposes of this chart, “Base company” means Griffith as constituted at January 1, 2008 (i.e., without any impact from acquisitions made by Griffith in 2008).

(2)	For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2008.

          Revenues, net of the effect of weather hedging contracts, decreased in the three months ended March 31, 2009 compared to the same period in 2008, due primarily to a decrease in the selling price of fuel. As discussed in further detail below, operating expenses decreased primarily as a result of lower commodity costs. This decrease more than offset the lower revenue, thus resulting in a net increase to earnings.

Operating Expenses

          For the three months ended March 31, 2009, operating expenses decreased $64.0 million, or 36%, from $175.5 million in 2008 to $111.5 million in 2009. The cost of petroleum products decreased $64.6 million, or 43%, due to lower wholesale market prices.

          Other operating expenses increased $0.6 million for the three months ended March 31, 2009 due primarily to an increase in the cost of service parts and bad debt expense.

OTHER BUSINESSES AND INVESTMENTS

Revenues and Operating Expenses

          The operating results of Lyonsdale are consolidated in the Consolidated Financial Statements of CH Energy Group. Results for the three months ended March 31, 2009 compared to the same period in 2008 reflect a decrease in operating revenues of $1.0 million and decreased total operating expenses of $0.5 million with a net decrease in CH Energy Group’s net income of $0.3 million. These results reflect a decrease in Lyonsdale’s 2009 capacity factor as a result of unplanned outages in the first quarter of 2009.

Other Income

          Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $0.9 million for the three months ended March 31, 2009, when compared to the same period in 2008. This decrease is primarily attributable to a reserve in the amount of $1.3 million recorded in the first quarter of 2009 for the full amount of an outstanding loan to Buckeye Biopower, LLC. This decrease was partially offset by tax benefits of CHEC’s other investments in partnerships.

Income Taxes

          Income taxes for CH Energy Group increased $2.6 million for the three months ended March 31, 2009 when compared to the same period in 2008 due to an increase in pre-tax book income.

COMMON STOCK DIVIDENDS

          CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings. More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis. Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates. Further restrictions are imposed for any downgrades below this level. Central Hudson’s senior debt is currently rated “A” or the equivalent.1 As of March 31, 2009, the amount of Central Hudson’s retained earnings that were free of restrictions was $29.0 million. CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

[1] These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating. Each rating should be evaluated independently of any other rating.

          Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group’s dividend payments. On March 27, 2009, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 1, 2009, to shareholders of record as of April 9, 2009.

OTHER MATTERS

CHANGES IN ACCOUNTING STANDARDS

          See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Standards and Other FASB Projects” for discussion of relevant changes, which discussion is incorporated by reference herein.

CLIMATE

          While there is growing consensus that some form of global climate change program will be adopted at the federal level, it is too early to determine what impact such program will have on CH Energy Group. It should be noted, however, that the Company’s calculated CO2 emission levels are relatively small, primarily because the Company does not generate electricity in significant quantities. Therefore, federally mandated greenhouse gas reductions or limits on CO2 emissions are not expected to have a material impact on the Company’s financial position or results of operations. However, the Company can make no prediction as to the outcome of this matter.

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

          Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk. 2009 has continued to be a challenging time in the financial markets with extraordinary volatility of commodity prices and interest rates. The practices employed by CH Energy Group and Central Hudson to mitigate these risks discussed in the Corporations’ 10-K Annual Report continue to operate effectively. For related discussion on this activity, see, in the Financial Statements of the Corporations’ 10-K Annual Report, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity,” and Note 9 – Capitalization - Long-Term Debt and Item 7A – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Financing Program” of this Quarterly Report on Form 10-Q.

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

          For information about developments regarding certain legal proceedings, see Item 3 (“Legal Proceedings”) of the Corporations’ 10-K Annual Report, and Note 12 – “Commitments and Contingencies” of that 10-K and/or Note 12 – “Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

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

•

Actions by the federal government that reduce the demand for, or increase the supply of, ethanol. Such actions could include, but are not limited to, a reduction in the required level of ethanol blending, decreases in tax credits to refiners and/or reductions in tariffs on imported ethanol.

•

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

•	Volatility in domestic and/or foreign markets.

Potential Impacts: Prolonged periods of high corn and/or natural gas prices and/or depressed ethanol and/or distillers grain prices could result in reduced net margins and have a material adverse impact on the earnings of Cornhusker Holdings that could, in turn, lead to an impairment of CHEC’s investment in the company.

          Additionally, the adverse conditions described above could reduce cash flows of Cornhusker Holdings which, in turn, could lead to loan defaults. CHEC holds subordinated notes totaling $9.8 million, including interest, and has an equity investment of $2.5 million in Cornhusker as of March 31, 2009. During the three months ended March 31, 2009, CHEC accrued $0.3 million of interest income associated with these notes. CHEC held subordinated notes totaling $9.5 million, including interest, and had an equity investment of $3.0 million in Cornhusker as of December 31, 2008.

          CHEC also has an outstanding loan to Buckeye Biopower, LLC in the amount of $1.2 million for the development of a 110 million gallon per year corn ethanol plant. During the first quarter of 2009, a reserve was established for the full outstanding loan balance. If the circumstances do not change sufficiently to allow for repayment, this could adversely impact CHEC’s level of investments and its ability to ultimately collect the $1.2 million of cash that is due under the terms of the loan agreement.

EXHIBITS

          Incorporated herein by reference to the Exhibit Index for this Quarterly Report on Form 10-Q, which is located immediately after the signature pages to this report.

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

Kimberly J. Wright Controller

Dated: May 4, 2009

EXHIBIT INDEX

          Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Regulation S-K Item 601 Designation	Exhibit Description

10(i)(1)

Note Purchase Agreement, dated as of April 17, 2009, between CH Energy Group and the purchasers of its 6.58% Senior Notes, Series A, due April 17, 2014 (Incorporated herein by reference to CH Energy Group’s Current report on Form 8-K, filed April 20, 2009; Exhibit 10.1)

10(i)(2)

Guaranty Agreement by Central Hudson Enterprises Corporation dated as of April 17, 2009 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.2)

10(iii)(1)	Form of CH Energy Group, Inc. Indemnification Agreement. (for officers of CH Energy Group, Inc.)

10(iii)(2)	Form of Central Hudson Gas & Electric Corporation Indemnification Agreement. (for officers of Central Hudson Gas & Electric Corporation)

10(iii)(3)	Form of Central Hudson Enterprises Corporation Indemnification Agreement. (for officers of Central Hudson Enterprises Corporation)

10(iii)(4)

Agreement, dated as of April 27, 2009, by and between CH Energy Group, Inc. and GAMCO Asset Management Inc. (Incorporated herein by reference to CH Energy Group’s current report on Form 8-K, filed April 29, 2009; Exhibit 10.1)

12	Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1	Section 1350 Certification by Mr. Lant.

32.2	Section 1350 Certification by Mr. Capone.