Form 10-Q
period 2009-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2009-11-09
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

Indicate by check mark CH Energy Group, Inc. has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐      No  ☐

Indicate by check mark Central Hudson Gas & Electric Corporation has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐      No  ☐

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

Non-Accelerated Filer   ☒  Smaller Reporting Company  ☐

Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐      No  ☒

Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐      No  ☒

As of the close of business on October 30, 2009, (i) CH Energy Group, Inc. had outstanding 15,804,806 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION	PAGE

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

CH ENERGY GROUP, INC.

Consolidated Statement of Income –
Three Months Ended September 30, 2009 and 2008	6
Nine Months Ended September 30, 2009 and 2008	7

Consolidated Statement of Comprehensive Income –
Three Months Ended September 30, 2009 and 2008	8
Nine Months Ended September 30, 2009 and 2008	8

Consolidated Statement of Cash Flows –
Nine Months Ended September 30, 2009 and 2008	9

Consolidated Balance Sheet – September 30, 2009,
December 31, 2008 and September 30, 2008	10

Consolidated Statement of Changes In Equity –
Nine Months Ended September 30, 2009 and 2008	12

CENTRAL HUDSON GAS & ELECTRIC CORPORATION

Statement of Income –
Three Months Ended September 30, 2009 and 2008	13
Nine Months Ended September 30, 2009 and 2008	14

Statement of Comprehensive Income –
Three Months Ended September 30, 2009 and 2008	15
Nine Months Ended September 30, 2009 and 2008	15

Statement of Cash Flows –
Nine Months Ended September 30, 2009 and 2008	16

Balance Sheet – September 30, 2009,
December 31, 2008 and September 30, 2008	17

Statement of Changes In Equity –
Nine Months Ended September 30, 2009 and 2008	19

Notes to Financial Statements	20

_______________________________________________

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)
	Three Months Ended
	September 30,
	2009	2008
Operating Revenues
Electric	$138,685	$179,001
Natural gas	16,243	21,773
Competitive business subsidiaries:
Petroleum products	47,244	88,618
Other	11,473	11,395
Total Operating Revenues	213,645	300,787
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	61,379	116,900
Purchased natural gas	5,798	13,405
Purchased petroleum	40,258	82,002
Other expenses of operation - regulated activities	50,311	39,247
Other expenses of operation - competitive business subsidiaries	19,118	20,508
Depreciation and amortization	10,277	9,713
Taxes, other than income tax	10,228	9,634
Total Operating Expenses	197,369	291,409
Operating Income	16,276	9,378
Other Income and Deductions
(Loss) income from unconsolidated affiliates	(75)	123
Interest on regulatory assets and investment income	1,218	1,339
Other - net	(1,384)	(41)
Total Other Income	(241)	1,421
Interest Charges
Interest on long-term debt	5,355	4,926
Interest on regulatory liabilities and other interest	1,711	1,485
Total Interest Charges	7,066	6,411
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	8,969	4,388
Income Taxes	3,327	1,193
Net Income	5,642	3,195
Net income attributable to non-controlling interest:
Non-controlling interest in subsidiary	48	68
Dividends declared on Preferred Stock of subsidiary	242	242
Net income attributable to CH Energy Group	5,352	2,885
Dividends declared on Common Stock	8,535	8,523
Change in Retained Earnings	$(3,183)	$(5,638)

Common Stock:
Average shares outstanding
Basic	15,776	15,771
Diluted	15,854	15,819

Amounts attributable to CH Energy Group common shareholders
Earnings per share
Basic	$0.34	$0.18
Diluted	$0.34	$0.18

Dividends Declared Per Share	$0.54	$0.54

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)
	Nine Months Ended
	September 30,
	2009	2008
Operating Revenues
Electric	$404,035	$468,659
Natural gas	137,422	142,267
Competitive business subsidiaries:
Petroleum products	218,273	379,653
Other	32,618	33,653
Total Operating Revenues	792,348	1,024,232
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	205,014	291,675
Purchased natural gas	89,924	98,008
Purchased petroleum	167,198	334,982
Other expenses of operation - regulated activities	141,022	123,414
Other expenses of operation - competitive business subsidiaries	63,748	65,716
Depreciation and amortization	30,561	28,722
Taxes, other than income tax	29,966	28,425
Total Operating Expenses	727,433	970,942
Operating Income	64,915	53,290
Other Income and Deductions
Income from unconsolidated affiliates	2	459
Interest on regulatory assets and investment income	4,684	4,404
Reserve for note receivable	(1,299)	-
Other - net	(3,744)	(159)
Total Other Income	(357)	4,704
Interest Charges
Interest on long-term debt	15,229	15,064
Interest on regulatory liabilities and other interest	4,575	4,116
Total Interest Charges	19,804	19,180
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	44,754	38,814
Income Taxes	17,152	14,102
Net Income	27,602	24,712
Net (loss) income attributable to non-controlling interest:
Non-controlling interest in subsidiary	(141)	129
Dividends declared on Preferred Stock of subsidiary	727	727
Net income attributable to CH Energy Group	27,016	23,856
Dividends declared on Common Stock	25,585	25,564
Change in Retained Earnings	$1,431	$(1,708)
Common Stock:
Average shares outstanding
Basic	15,774	15,767
Diluted	15,851	15,815
Amounts attributable to CH Energy Group common shareholders
Earnings per share
Basic	$1.71	$1.51
Diluted	$1.70	$1.51
Dividends Declared Per Share	$1.62	$1.62

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)
	Three Months Ended
	September 30,
	2009	2008
Net Income	$5,642	$3,195

Other Comprehensive Income:

Fair value of cash flow hedges:
Unrealized losses - net of tax of $6 and $125	(9)	(188)

Reclassification for gains realized in net income -net of tax of $0 and $0	-	-

Net unrealized losses on investments held by equity method investees - net of tax of $7 and $61	(10)	(91)
Other comprehensive loss	(19)	(279)
Comprehensive Income	5,623	2,916
Comprehensive income attributable to non-controlling interest	290	310
Comprehensive income attributable to CH Energy Group	$5,333	$2,606

	Nine Months Ended
	September 30,
	2009	2008
Net Income	$27,602	$24,712

Other Comprehensive Income:

Fair value of cash flow hedges:
Unrealized gains - net of tax of $(33) and ($867)	49	1,300

Reclassification for losses realized in net income -net of tax of $0 and $1,343	-	(2,014)

Net unrealized losses on investments held by equity method investees – net of tax of $8 and $214	(11)	(321)
Other comprehensive income (loss)	38	(1,035)
Comprehensive Income	27,640	23,677
Comprehensive income attributable to non-controlling interest	586	856
Comprehensive income attributable to CH Energy Group	$27,054	$22,821

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net income	$27,602	$24,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,647	25,009
Amortization	3,914	3,713
Deferred income taxes - net	2,180	6,674
Provision for uncollectibles	11,530	7,736
Distributed equity in earnings of unconsolidated affiliates	941	844
Pension expense	13,296	9,493
Other post-employment benefits ("OPEB") expense	6,669	7,551
Regulatory liability - rate moderation	(3,789)	(5,901)
Revenue decoupling mechanism	(5,529)	-
Regulatory asset amortization	3,378	3,322
Gain on sale of property and plant	(10)	(98)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	38,870	15,682
Fuel, materials and supplies	5,352	(14,066)
Special deposits and prepayments	603	4,231
Accounts payable	(16,431)	11,352
Accrued income taxes and interest	8,968	(2,264)
Customer advances	2,159	2,577
Pension plan contribution	(15,000)	(12,895)
OPEB contribution	(1,300)	(4,200)
Regulatory asset - manufactured gas plant ("MGP") site remediations	(1,595)	(1,051)
Regulatory asset - PSC tax surcharge and general assessment	(15,566)	-
Deferred natural gas and electric costs	17,993	(4,832)
Customer benefit fund	(33)	(369)
Other - net	10,155	1,464
Net cash provided by operating activities	121,004	78,684
Investing Activities:
Proceeds from sale of short-term investments	-	3,545
Proceeds from sale of property and plant	194	181
Additions to utility and other property and plant	(93,946)	(62,573)
Acquisitions made by competitive business subsidiaries	-	(9,262)
Other - net	(3,694)	958
Net cash used in investing activities	(97,446)	(67,151)
Financing Activities:
Redemption of long-term debt	(20,000)	-
Proceeds from issuance of long-term debt	74,000	-
(Repayments) borrowings of short-term debt - net	(18,500)	9,000
Dividends paid on Preferred Stock of subsidiary	(727)	(727)
Dividends paid on Common Stock	(25,573)	(25,559)
Other - net	(366)	5,765
Net cash provided by (used in) financing activities	8,834	(11,521)
Net Change in Cash and Cash Equivalents	32,392	12
Cash and Cash Equivalents at Beginning of Period	19,825	11,313
Cash and Cash Equivalents at End of Period	$52,217	$11,325
Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,410	$18,475
Federal and state taxes paid	$24,785	$9,986
Additions to plant included in liabilities	$2,685	$16,349

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)
	September 30,	December 31,	September 30,
	2009	2008	2008
ASSETS
Utility Plant
Electric	$899,355	$862,465	$842,006
Natural gas	276,639	263,874	259,377
Common	138,925	135,732	118,148
	1,314,919	1,262,071	1,219,531
Less: Accumulated depreciation	373,693	369,925	368,065
	941,226	892,146	851,466
Construction work in progress	62,957	53,778	80,302
Net Utility Plant	1,004,183	945,924	931,768
Non-Utility Property & Plant
Griffith non-utility property & plant	43,592	42,691	42,023
Other non-utility property & plant	23,176	15,345	15,294
	66,768	58,036	57,317
Less: Accumulated depreciation - Griffith	25,646	23,398	22,710
Less: Accumulated depreciation - other	2,984	2,212	2,000
Net Non-Utility Property & Plant	38,138	32,426	32,607
Current Assets
Cash and cash equivalents	52,217	19,825	11,325
Accounts receivable from customers - net of allowance for doubtful accounts; $10.0 million, $8.8 million and $6.5 million, respectively	85,145	131,727	119,338
Accrued unbilled utility revenues	9,308	12,657	8,087
Other receivables	8,203	7,914	6,854
Fuel, materials and supplies	31,233	36,585	47,794
Regulatory assets	64,057	60,502	52,179
Fair value of derivative instruments	263	-	28
Special deposits and prepayments	20,815	21,344	23,904
Accumulated deferred income tax	7,486	7,498	7,077
Total Current Assets	278,727	298,052	276,586
Deferred Charges and Other Assets
Regulatory assets - pension plan	174,723	197,934	40,641
Regulatory assets - OPEB	6,429	4,257	-
Regulatory assets - other	106,215	109,743	117,075
Goodwill	67,455	67,455	67,564
Other intangible assets - net	33,006	36,129	37,037
Unamortized debt expense	5,093	5,009	4,067
Investments in unconsolidated affiliates	8,417	9,711	9,882
Other investments	10,296	7,815	9,464
Other	16,809	15,728	16,146
Total Deferred Charges and Other Assets	428,443	453,781	301,876
Total Assets	$1,749,491	$1,730,183	$1,542,837

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)
	September 30,	December 31,	September 30,
	2009	2008	2008
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value;16,862,087 shares issued) 15,790,431 shares, 15,783,083 shares, and 15,783,083 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	350,905	350,873	350,828
Retained earnings	218,065	216,634	213,931
Treasury stock - 1,071,656 shares, 1,079,004 shares, and 1,079,004 shares, respectively	(45,026)	(45,386)	(45,386)
Accumulated other comprehensive income	93	55	138
Capital stock expense	(328)	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	525,395	523,534	520,869
Non-controlling interest in subsidiary	1,520	1,448	1,474
Total Equity	526,915	524,982	522,343
Preferred Stock of subsidiary	21,027	21,027	21,027
Long-term debt	463,897	413,894	383,893
Total Capitalization	1,011,839	959,903	927,263
Current Liabilities
Current maturities of long-term debt	24,000	20,000	20,000
Notes payable	17,000	35,500	51,500
Accounts payable	34,025	52,824	54,596
Accrued interest	6,238	5,899	4,288
Dividends payable	8,777	8,765	8,765
Accrued vacation and payroll	6,910	6,628	6,485
Customer advances	32,601	30,442	25,622
Customer deposits	8,582	8,445	8,413
Regulatory liabilities	24,064	4,275	3,922
Fair value of derivative instruments	12,887	15,759	14,080
Accrued environmental remediation costs	12,986	5,757	7,876
Accrued income taxes	9,070	441	409
Deferred revenues	7,476	8,827	7,424
Other	14,344	27,974	31,651
Total Current Liabilities	218,960	231,536	245,031
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	-	-	15,505
Regulatory liabilities - other	101,176	130,893	123,828
Operating reserves	4,931	5,155	4,802
Accrued environmental remediation costs	14,518	21,796	21,860
Accrued OPEB costs	54,381	52,645	30,019
Accrued pension costs	157,030	161,674	474
Other	14,525	12,478	13,795
Total Deferred Credits and Other Liabilities	346,561	384,641	210,283
Accumulated Deferred Income Tax	172,131	154,103	160,260
Commitments and Contingencies
Total Capitalization and Liabilities	$1,749,491	$1,730,183	$1,542,837

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, except share and per share amounts)

	CH Energy Group Common Shareholders
	Common Stock $0.10 par value; 30,000,000 shares authorized		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at January 1, 2008	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230	$(328)	$215,639	$1,173	$1,345	$524,493
Comprehensive income:
Net income							23,856		129	23,985
Change in fair value:
Derivative instruments								1,300		1,300
Investments								(2,014)		(2,014)
Reclassification adjustments for losses recognized in net income								(321)		(321)
Dividends declared on common stock ($2.16 per share)							(25,564)			(25,564)
Treasury shares activity - net			21,083	866	(402)					464
Balance at September 30, 2008	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,828	$(328)	$213,931	$138	$1,474	$522,343

Balance at January 1, 2009	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$1,448	$524,982
Comprehensive income:
Net income							27,016		(141)	26,875
Capital Contributions									213	213
Change in fair value:
Derivative instruments								49		49
Investments								(11)		(11)
Reclassification adjustments for losses recognized in net income										-
Dividends declared on common stock ($2.16 per share)							(25,585)			(25,585)
Treasury shares activity - net			7,348	360	32					392
Balance at September 30, 2009	16,862,087	$1,686	(1,071,656)	$(45,026)	$350,905	$(328)	$218,065	$93	$1,520	$526,915

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)
	Three Months Ended
	September 30,
	2009	2008
Operating Revenues
Electric	$138,685	$179,001
Natural gas	16,243	21,773
Total Operating Revenues	154,928	200,774

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	60,017	115,413
Purchased natural gas	5,798	13,405
Other expenses of operation	50,311	39,247
Depreciation and amortization	8,015	7,566
Taxes, other than income tax	9,867	9,452
Total Operating Expenses	134,008	185,083

Operating Income	20,920	15,691

Other Income and Deductions
Interest on regulatory assets and other interest income	1,202	962
Other - net	(710)	120
Total Other Income	492	1,082

Interest Charges
Interest on other long-term debt	4,515	4,926
Interest on regulatory liabilities and other interest	1,693	1,374
Total Interest Charges	6,208	6,300

Income Before Income Taxes	15,204	10,473

Income Taxes	6,333	4,346

Net Income	8,871	6,127

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$8,629	$5,885

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30,
	2009	2008
Operating Revenues
Electric	$404,035	$468,659
Natural gas	137,422	142,267
Total Operating Revenues	541,457	610,926

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	201,782	287,156
Purchased natural gas	89,924	98,008
Other expenses of operation	141,022	123,414
Depreciation and amortization	24,013	22,380
Taxes, other than income tax	29,197	27,886
Total Operating Expenses	485,938	558,844

Operating Income	55,519	52,082

Other Income and Deductions
Interest on regulatory assets and other interest income	3,813	3,290
Other - net	(2,271)	558
Total Other Income	1,542	3,848

Interest Charges
Interest on other long-term debt	13,863	15,064
Interest on regulatory liabilities and other interest	4,454	3,589
Total Interest Charges	18,317	18,653

Income Before Income Taxes	38,744	37,277

Income Taxes	16,062	15,212

Net Income	22,682	22,065

Dividends Declared on Cumulative Preferred Stock	727	727

Income Available for Common Stock	$21,955	$21,338

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)
	Three Months Ended
	September 30,
	2009	2008
Net Income	$8,871	$6,127
Other Comprehensive Income	-	-

Comprehensive Income	$8,871	$6,127

	Nine Months Ended
	September 30,
	2009	2008
Net Income	$22,682	$22,065
Other Comprehensive Income	-	-

Comprehensive Income	$22,682	$22,065

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net Income	$22,682	$22,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,217	21,746
Amortization	796	634
Deferred income taxes - net	(376)	4,090
Provision for uncollectibles	7,966	5,326
Pension expense	13,296	9,493
OPEB expense	6,669	7,551
Regulatory liability - rate moderation	(3,789)	(5,901)
Revenue decoupling mechanism	(5,529)	-
Regulatory asset amortization	3,378	3,322
Loss on sale of property and plant	25	-
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	20,578	7,751
Fuel, materials and supplies	4,554	(15,729)
Special deposits and prepayments	2,332	5,093
Accounts payable	(13,102)	15,857
Accrued income taxes and interest	8,392	899
Customer advances	1,437	(5,194)
Pension plan contribution	(15,000)	(12,895)
OPEB contribution	(1,300)	(4,200)
Regulatory asset - MGP site remediations	(1,595)	(1,051)
Regulatory asset - PSC tax surcharge and general assessment	(15,566)	-
Deferred natural gas and electric costs	17,993	(4,832)
Customer benefit fund	(33)	(369)
Other - net	12,209	3,360
Net cash provided by operating activities	89,234	57,016
Investing Activities:
Additions to utility plant	(85,843)	(58,268)
Other - net	(3,937)	(1,180)
Net cash used in investing activities	(89,780)	(59,448)
Financing Activities:
Redemption of long-term debt	(20,000)	-
Proceeds from issuance of long-term debt	24,000	-
Repayments of short-term debt - net	(8,500)	(6,000)
Additional paid-in capital	25,000	-
Dividends paid on cumulative Preferred Stock	(727)	(727)
Other - net	(369)	5,765
Net cash provided by (used in) provided by financing activities	19,404	(962)
Net Change in Cash and Cash Equivalents	18,858	(3,394)
Cash and Cash Equivalents - Beginning of Period	2,455	3,592
Cash and Cash Equivalents - End of Period	$21,313	$198
Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,282	$17,950
Federal and state taxes paid	$25,103	$8,642
Additions to plant included in liabilities	$1,723	$16,349

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)
	September 30,	December 31,	September 30,
	2009	2008	2008
ASSETS
Utility Plant
Electric	$899,355	$862,465	$842,006
Natural gas	276,639	263,874	259,377
Common	138,925	135,732	118,148
	1,314,919	1,262,071	1,219,531

Less: Accumulated depreciation	373,693	369,925	368,065
	941,226	892,146	851,466

Construction work in progress	62,957	53,778	80,302
Net Utility Plant	1,004,183	945,924	931,768

Non-Utility Property and Plant	681	445	445
Less: Accumulated depreciation	32	32	32
Net Non-Utility Property and Plant	649	413	413

Current Assets
Cash and cash equivalents	21,313	2,455	198
Accounts receivable from customers - net of allowance for doubtful accounts; $5.8 million, $4.0 million and $3.6 million, respectively	60,380	85,352	72,206
Accrued unbilled utility revenues	9,308	12,657	8,087
Other receivables	2,683	3,447	2,774
Fuel, materials and supplies - at average cost	26,561	31,115	39,999
Regulatory assets	64,057	60,502	52,179
Fair value of derivative instruments	180	-	-
Special deposits and prepayments	16,315	18,573	19,415
Accumulated deferred income tax	4,675	4,685	5,754
Total Current Assets	205,472	218,786	200,612

Deferred Charges and Other Assets
Regulatory assets - pension plan	174,723	197,934	40,641
Regulatory assets - OPEB	6,429	4,257	-
Regulatory assets - other	106,215	109,743	117,075
Unamortized debt expense	5,093	5,009	4,067
Other investments	10,049	7,697	9,325
Other	3,196	2,433	3,338
Total Deferred Charges and Other Assets	305,705	327,073	174,446
Total Assets	$1,516,009	$1,492,196	$1,307,239

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)
	September 30,	December 31,	September 30,
	2009	2008	2008
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	199,980	174,980	174,980
Retained earnings	140,899	118,944	114,014
Capital stock expense	(4,961)	(4,961)	(4,961)
Total Equity	420,229	373,274	368,344

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	413,897	413,894	383,893
Total Capitalization	855,153	808,195	773,264
Current Liabilities
Current maturities of long-term debt	24,000	20,000	20,000
Notes payable	17,000	25,500	36,500
Accounts payable	26,481	42,913	43,992
Accrued interest	4,876	5,895	4,275
Dividends payable - Preferred Stock	242	242	242
Accrued vacation and payroll	4,855	4,896	4,537
Customer advances	11,011	9,574	5,648
Customer deposits	8,468	8,317	8,285
Regulatory liabilities	24,064	4,275	3,922
Fair value of derivative instruments	12,887	15,759	14,080
Accrued environmental remediation costs	12,881	5,563	7,680
Accrued income taxes	9,498	87	6,040
Other	7,571	21,284	25,666
Total Current Liabilities	163,834	164,305	180,867
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	-	-	15,505
Regulatory liabilities - other	101,176	130,893	123,828
Operating reserves	3,777	3,898	3,776
Accrued environmental remediation costs	13,337	20,621	20,640
Accrued OPEB costs	54,381	52,645	30,019
Accrued pension costs	157,030	161,674	474
Other	13,798	11,891	13,225
Total Deferred Credits and Other Liabilities	343,499	381,622	207,467
Accumulated Deferred Income Tax	153,523	138,074	145,641
Commitments and Contingencies
Total Capitalization and Liabilities	$1,516,009	$1,492,196	$1,307,239

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, except share and per share amounts)

	Central Hudson Common Shareholders
	Common Stock $5.00 par value; 30,000,000 shares authorized		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at January 1, 2008	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$92,676	$-	$347,006
Net income							21,338		21,338
Balance at September 30, 2008	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$114,014	$-	$368,344

Balance at January 1, 2009	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$118,944	$-	$373,274
Net income							21,955		21,955
Additional Paid-In Capital					25,000				25,000
Balance at September 30, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$140,899	$-	$420,229

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”).  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”).   Operating results of CHEC include its wholly owned subsidiaries, Griffith Energy Services, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree”), and CH-Lyonsdale, LLC (“CH-Lyonsdale”), and its majority owned subsidiary Lyonsdale Biomass, LLC (“Lyonsdale”).  CHEC’s operating results are consolidated in the Consolidated Financial Statements of CH Energy Group. The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale and preferred stock of Central Hudson.  Inter-company balances and transactions have been eliminated in consolidation.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980, Regulated Operations, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation).  For additional information regarding regulatory accounting see Note 2 – “Regulatory Matters”.

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

CH Energy Group’s and Central Hudson’s balance sheets as of September 30, 2008 are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Reclassification

Certain amounts in the 2008 Financial Statements have been reclassified to conform to the 2009 presentation.

Effective January 1, 2009, Central Hudson adopted ASC 810-10-65-1, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (formerly SFAS No. 160 – Noncontrolling Interest in Consolidated Financial Statements).  In accordance with this standard, CH Energy Group modified the presentation of minority interest or non-controlling interest in the prior periods presented for CH Energy Group’s Consolidated Statement of Income, Consolidated Statement of Cash Flow and Consolidated Balance Sheet.  For more information, see Note 3 – “New Accounting Standards and Other FASB Projects”.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows and the Balance Sheet, CH Energy Group and Central Hudson consider temporary cash investments with a maturity (when purchased) of three months or less, to be cash equivalents.

Revenue Recognition

CH Energy Group’s deferred revenue balances as of September 30, 2009, December 31, 2008 and September 30, 2008 were $7.5 million, $8.8 million and $7.4 million, respectively.  The deferred revenue balance will be recognized in competitive business subsidiaries’ operating revenues over the 12-month term of the respective customer contract.

As required by the New York State Public Service Commission (“PSC”), Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials and Supplies

Fuel, materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method
Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group

	September 30,	December 31,	September 30,
	2009	2008	2008
Natural gas	$16,670	$22,684	$32,019
Petroleum products and propane	1,935	2,782	5,367
Fuel used in electric generation	776	586	822
Materials and supplies	11,852	10,533	9,586
Total	$31,233	$36,585	$47,794

Central Hudson

	September 30,	December 31,	September 30,
	2009	2008	2008
Natural gas	$16,670	$22,684	$32,019
Petroleum products and propane	550	550	557
Fuel used in electric generation	329	343	344
Materials and supplies	9,012	7,538	7,079
Total	$26,561	$31,115	$39,999

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

ASC 410, Asset Retirement and Environmental Obligations, (formerly SFAS No. 143, Accounting for Asset Retirement Obligations), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  In accordance with ASC 980, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with ASC 410, Central Hudson has classified $47.9 million, $47.6 million, and $49.5 million of net cost of removal as regulatory liabilities as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

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

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group’s common stock (“Common Stock”), earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson.  The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 77,983 shares and 47,827 shares for the three months ended September 30, 2009 and 2008, respectively. The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 77,663 shares and 47,814 shares for the nine months ended September 30, 2009 and 2008, respectively. Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented.  Excluded from the calculation were options for 17,420 shares for the three and nine months ended September 30, 2009, and 39,980 shares for the three and nine months ended September 30, 2008.  For additional information regarding stock options and performance shares, see Note 11 – “Equity-Based Compensation.”

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

The guarantees described above have been issued to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, and weather and commodity hedges.  At September 30, 2009, the aggregate amount of subsidiary obligations covered by these guarantees was $2.7 million.  Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

Other Guarantees

Central Hudson had a reimbursement obligation with respect to a $6.8 million standby letter of credit issued by a financial institution to support a real estate transaction that closed in June 2009.  No premium was received or is receivable by Central Hudson in connection with this letter of credit.  This uncollateralized letter of credit was issued February 29, 2008 and expired upon the closing of the real estate transaction.

Product Warranties

Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties.  CH Energy Group’s approximate aggregate potential liability for product warranties at September 30, 2009, December 31, 2008 and September 30, 2008 was not material.  CH Energy Group’s liabilities for these product warranties were determined by accruing the present value of future estimated warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Consolidation

CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any variable interest entities that require consolidation under the provisions of ASC 810-10-25-30.

Common Stock Dividends

CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of September 30, 2009, Central Hudson would be able to pay a maximum of $28.3 million in dividends to CH Energy Group without violating the restrictions by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).1  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

On September 30, 2009, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 2, 2009, to shareholders of record as of October 13, 2009.

__________________
1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

NOTE 2 – REGULATORY MATTERS

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	September 30,		December 31,	September 30,
	2009		2008	2008
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$26,113		$41,931	$34,309
Deferred unrealized losses on derivatives	12,707		15,759	14,080
PSC tax surcharge	15,594		-	-
Revenue decoupling mechanism ("RDM")	5,565		-	-
Residual natural gas deferred balances	3,988		2,812	3,790
Other	90		-	-
	64,057		60,502	52,179
Long-term:
Deferred pension costs	174,723	(1)	197,934	40,641
Carrying charges - pension reserve	664	(1)	10,642	9,621
Deferred costs - MGP site remediation	25,840	(1)	30,397	30,704
Deferred OPEB costs (Note 10)	6,429	(1)	4,257	-
Deferred debt expense on re-acquired debt	4,999		5,442	5,589
Residual natural gas deferred balances	17,533		22,825	21,909
Income taxes recoverable through future rates	48,989		26,874	38,312
Storm costs	-	(1)	3,085	-
Other	8,190	(1)	10,478	10,940
	287,367		311,934	157,716
Total Regulatory Assets	$351,424		$372,436	$209,895

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$16,569		$-	$-
Gas costs deferred - GSC	2,174		-	-
Income taxes refundable through future rates	5,321		4,275	3,922
	24,064		4,275	3,922
Long-term:
Customer benefit fund	4,043		4,266	4,496
Deferred cost of removal	47,880		47,630	49,513
Excess electric depreciation reserve	21,818		32,313	32,399
Income taxes refundable through future rates	18,318		19,756	17,732
Deferred OPEB costs	-	(1)	-	15,505
Carrying charges - OPEB reserve	723	(1)	5,633	-
Other	8,394	(1)	21,295	19,688
	101,176		130,893	139,333
Total Regulatory Liabilities	$125,240		$135,168	$143,255
Net Regulatory Assets	$226,184		$237,268	$66,640

(1)
Effective July 1, 2009, Central Hudson offset all or a portion of certain regulatory assets and liabilities, including full offset of the June 30, 2009 balances for Carrying charges - OPEB reserve, Carrying charges - pension reserve and Storm costs in accordance with the 2009 Rate Order.

The significant regulatory assets and liabilities include:

PSC tax surcharge:  In the third quarter of 2009, Central Hudson paid $17.7 million to the PSC for a new tax surcharge instituted in April 2009.  This charge represented a full year assessment; however, $2.1 million of this surcharge has been collected from customers as of September 30, 2009.  The remainder is being collected over the next six months.  In March 2010, Central Hudson will begin making bi-annual installments of approximately $8.9 million for this surcharge and will collect the amounts from customers in the subsequent six month period.

RDM:  The 2009 Rate Order authorized a revenue decoupling mechanism as part of the rate increase which allows Central Hudson to recognize revenues at the level approved in rates for most of Central Hudson’s electric customer classes and recognized sales at the approved level per customer in rates for most of Central Hudson’s gas customer classes.

Storm Costs:  The 2009 Rate Order authorized the recovery of restoration costs incurred by the Company related to an ice storm in December 2008 through an offset against certain electric regulatory liability balances.

Excess Electric Depreciation Reserve:  Per the 2009 Rate Order, $8.8 million of additional excess electric depreciation reserve was transferred in July 2009.  The transfer represented a portion of the electric depreciation reserve that was in excess of the theoretical book reserve based on depreciation rates approved by the PSC in 2009.  The 2009 Rate Order prescribed the use of the Excess Electric Depreciation Reserve to offset certain electric regulatory assets and liabilities.  As a result of these adjustments, the Excess Electric Depreciation Reserve increased by $9.9 million.  The remainder is to be used for authorized rate moderation.

Residual Natural Gas Deferred Balances:  Per the 2009 Rate Order, certain gas regulatory assets and liabilities were identified for offset, resulting in a net regulatory asset balance.  Additionally, $2.8 million of excess gas depreciation reserve identified by the PSC was transferred as a reduction to this balance.  As a result of the 2009 Rate Order adjustments, the Residual Natural Gas Deferred Balance increased by $0.1 million.  The remaining balance is to be amortized over a five-year period beginning July 1, 2009.

2009 Rate Order

From July 1, 2009 through June 30, 2010, Central Hudson operates under the terms of the 2009 Rate Order, which provides for the following:

•	Electric delivery increase of $39.6 million moderated by a $20.0 million customer bill credit from the excess depreciation reserve.

•	Natural gas delivery increase of $13.8 million.

•	Delivery rates based on a ROE of 10.0%.

•	Common equity layer of 47% of permanent capital.

•	RDM for both electric and gas delivery service.

•
Continued funding for the full recovery of the Company’s current pension and OPEB costs and continues deferral authorization for pensions, OPEBs, research and development costs, stray voltage testing, MGP site remediation expenditures and electric and gas supply cost recovery and variable rate debt.

•	New deferral authorizations for: fixed debt costs; the costs to bring electric lines into compliance with current height above ground requirements; and the New York State Temporary Assessment.

•	Continuation, with minor modifications, of the Company’s Electric Reliability, Gas Safety and Customer Service performance mechanisms.

•	Recovery through offset against a deferred liability account (non-cash) of the $3.3 million in incremental storm restoration costs incurred from the December 2008 ice storm.

NOTE 3 - NEW ACCOUNTING STANDARDS AND OTHER FASB PROJECTS

New accounting standards are summarized below, and explanations of the underlying information for all standards (except those not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Category	Codification Reference	Former Reference	Title	Issued Date	Effective Date
Under Assessment(1)
Variable Interest Entities	SFAS No. 167	N/A	Amendments to ASC 810-10-25-38 (formerly FIN 46(R))	Jun-09	Jan-10
Postretirement Benefit Plan Assets	ASC 715-20-65-2	FSP No. FAS 132(R)-1	Employers' Disclosures about Postretirement Benefit Plan Assets	Dec-08	Dec-09
Fair Value Measurement	ASU No. 2009-05	N/A	Amendments to ASC 820-10 - Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities	Aug-09	Dec-09
Implemented(2)
GAAP Hierarchy	SFAS No. 168	N/A	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of SFAS No. 162	Jun-09	Sep-09
Subsequent Events	ASC 855	SFAS No. 165	Subsequent Events	May-09	Jun-09
Business Combinations	ASC 805	FSP No. FAS 141(R)-1	Business Combinations (encompassing Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies)	Apr-09	Jan-09
Fair Value Measurement	ASC 820	FSP No. FAS 157-4
Fair Value Measurements and Disclosures (encompassing Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly)
				Apr-09	Jun-09
Other-Than-Temporary-Investments	ASC 320	FSP No. FAS 115-2 and FAS 124-2	Investments - Debt and Equity Securities (encompassing Recognition and Presentation of Other-Than-Temporary Impairments)	Apr-09	Jun-09
Financial Instruments	ASC 825	FSP No. FAS 107-1 and APB 28-1	Financial Instruments (encompassing Interim Disclosures about Fair Value of Financial Instruments)	Apr-09	Jun-09
Equity Method Investments	ASC 323-10	EITF Issue No. 08-6	Investments - Equity Method (formerly Equity Method Investment Accounting Considerations)	Nov-08	Jan-09
Liabilities Measured at Fair Value	ASC 820	EITF Issue No. 08-5	Fair Value Measurement and Disclosures (encompassing Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement)	Sep-08	Jan-09
Credit Derivatives	ASC 815-10-65-2	FSP No. FAS 133-1 and FIN 45-4	Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161	Sep-08	Jan-09
Derivative Instruments	ASC 815	SFAS No. 161	Derivatives and Hedging (encompassing Disclosures About Derivative Instruments and Hedging Activities)	Mar-08	Jan-09
Share-Based Payments	ASC 260-10-55	FSP No. EITF 03-6-1	Participating Share-Based Payment Awards (formerly Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities)	Jun-08	Jan-09
Business Combinations	ASC 805	SFAS No. 141R	Business Combinations (formerly Business Combinations - Revised)	Dec-07	Jan-09
Noncontrolling Interests	ASC 810-10-65-1	SFAS No. 160
Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (formerly Noncontrolling Interest in Consolidated Financial Statements)
				Dec-07	Jan-09
Intangible Assets	ASC 350-30	FSP No. FAS 142-3	General Intangibles Other than Goodwill (encompassing Determining the Useful Life of Intangible Assets)	Nov-07	Jan-09
Not Currently Applicable(3)
Financial Assets	SFAS No. 166	N/A	Accounting for Transfers of Financial Assets - an amendment of FAS 140	Jun-09	Jan-10

Impact Key:
1 - No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.
2 - Following the chart, the impacts are separately disclosed as of standard effective dates.
3 - No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries.

Standards Under Assessment

SFAS No. 167 amends ASC 810-10-25-38, Consolidation Based on Variable Interests (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities).  This Statement requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity.  This Statement is effective for annual reporting periods beginning after November 15, 2009.  SFAS No. 167 has not been superseded by the FASB Accounting Standards Codification.  It is not expected that this Statement will have a significant impact on the Company.

ASC 715-20-65-2 (formerly FASB Staff Position (“FSP”) No. FAS 132(R)-1) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan.  The ASC defines the objectives of the disclosures as providing users of the financial statements with an understanding of how investment allocation decisions are made, pertinent factors of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in the plan assets for the period, and significant concentrations of credit risk within plan assets.  In accomplishing these objectives, expanded disclosures related to pension and other post-retirement benefit plans will be made beginning for fiscal periods ending after December 15, 2009.  It is not expected that this ASC will have a significant impact on the Company.

ASU No. 2009-05, an update to ASC 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurements of liabilities, establishes a hierarchy of valuation techniques preferred and defines that the restrictions on the transfer of liabilities do not need to be considered in assessing the fair value of liabilities.  This update is effective for fiscal periods ending after December 15, 2009.  It is not expected that this ASU will have a significant impact on the Company.

Standards Implemented

SFAS No. 168 (which was not superseded by FASB Accounting Standards Codification) identifies the FASB Accounting Standards Codification as the source of authoritative US Generally Accepted Accounting Principles (“GAAP”) recognized by FASB for nongovernmental entities.  SFAS No. 168 supersedes SFAS No. 162 by defining the Codification as the only authoritative GAAP.  There was no significant impact on the Company upon adoption of this standard.

ASC 855 (formerly SFAS No. 165) provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  CH Energy Group implemented this standard for interim reporting periods ending June 30, 2009.  There was no significant impact on the Company upon adoption of this standard.

ASC 805 (formerly FSP No. FAS 141(R)-1) includes amendments to and clarifies application issues regarding the accounting and disclosure provisions for contingencies in FASB Statement No. 141 (R), Business Combinations.  This ASC includes amendments to Statement 141(R) by replacing the guidance on the initial recognition and measurements of assets and liabilities arising from contingencies acquired or assumed in business combinations.  CH Energy Group implemented ASC 805 (formerly FSP No. 141(R)-1) upon its issuance.  There was no significant impact on the Company upon adoption of this standard.

ASC 820 (which encompasses FSP No. FAS 157-4) provides factors that should be considered in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability and guidance on additional analysis that may be necessary as a result in estimating fair value in accordance with ASC 820.  This ASC also includes guidance on identifying circumstances that indicate whether a transaction is considered orderly.  There was no significant impact on the Company upon adoption of this ASC.  Management cannot predict what impact, if any, this ASC will have on future valuations.

ASC 320 (which encompasses FSP No. FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance relating to debt securities classified as available-for-sale or held-to-maturity in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, which is superseded by the ASC.  The objective of this ASC is to improve the presentation and disclosure of other-than-temporary impairments in the financial statements.  CH Energy Group implemented this ASC for the interim reporting period ended June 30, 2009.  There was no significant impact on the Company upon adoption of this ASC.

ASC 825, Financial Instruments, encompasses FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, in addition to the annual disclosures previously required. This ASC also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  CH Energy Group implemented this ASC for the interim reporting period ended June 30, 2009 and the additional required interim disclosures have been incorporated in Note 15 – “Fair Value Measurements”.  There was no significant impact on the Company upon adoption of this FSP.

ASC 323-10 (formerly Emerging Issues Task Force (“EITF”) Issue No. 08-6) provides guidance related to certain accounting considerations for equity method investments.  Specifically, this guidance clarifies the accounting guidance on issues related to the determination of the initial carrying value of an equity method investment, the performance of impairment assessments of underlying indefinite-lived intangible assets of an equity method investment, the accounting for the issuance of shares by an equity method investment, and the accounting for a change in an investment from the equity method to the cost method.  CH Energy Group implemented ASC 323-10 on January 1, 2009.  There was no significant impact on the Company upon adoption of this ASC.

ASC 820 encompasses EITF Issue No. 08-5 which clarifies that the issuer of a liability with a third-party credit enhancement that is inseparable from the liability shall not include the effect of the credit enhancement in the fair value measurement of the liability, but the issuer should discuss the existence of this third-party credit enhancement.  There was no significant impact on the Company upon adoption of this ASC.

ASC 815-10-65-2 (formerly FSP No. FAS 133-1 and FIN 45-4) require more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of the instruments.  ASC 815, Derivatives and Hedging, replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require increased disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The ASC also encompasses FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment or performance risk of a guarantee.  There was no significant impact on the Company upon adoption of this ASC.

ASC 815 encompasses SFAS No. 161 and requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, and quantitative data about the fair value of and gains and losses on derivative contracts.  ASC 815 also requires more information about the location and amounts of derivative instruments in financial statements, how derivatives are accounted for under the ASC, and how hedges affect the entity's financial position, financial performance and cash flows.  For more information, see Note 14 – “Accounting for Derivative Instruments and Hedging Activities”.  There was no significant impact on the Company upon adoption of this standard.

ASC 260-10-55 (formerly FSP No. EITF 03-6-1) clarifies that instruments granted in share-based payment transactions are considered participating securities prior to vesting if they contain non-forfeitable rights to dividends or dividend equivalents and therefore need to be included in the computation of EPS under the two-class method described in SFAS No. 128, Earnings Per Share, which was superseded by ASC 260, encompassing both the FSP and SFAS.  There was no significant impact on the Company upon adoption of this ASC.

ASC 805 (formerly SFAS No. 141R) requires that acquisition-related costs be expensed in the period incurred and can no longer be capitalized and included as a cost of the acquired business.  The objective of ASC 805 is to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. This standard applies to all transactions or events in which an entity obtains control of one or more businesses, and to combinations achieved without the transfer of consideration.  There was no significant impact on the Company upon adoption of this standard.

ASC 810-10-65-1 (formerly SFAS No. 160) amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The objective of ASC 810-10-65-1 is to improve the relevance, comparability and transparency of the financial information that an entity provides in its consolidated financial statements.  There was no significant impact on the Company upon adoption of this standard.

ASC 350-30 (formerly FSP No. FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which was superseded by ASC 350.  The guidance is intended to improve consistency between the recognized useful asset life, and the period of expected cash flows used to measure the fair value of the asset.  There was no significant impact on the Company upon adoption of this FSP.

NOTE 4 – INCOME TAX

ASC 740, Income Taxes, supersedes FIN 48 which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, titled Accounting for Income Taxes, also superseded by the ASC.  As there are no uncertain tax positions, no interest or penalties have been recorded in the financial statements.  If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other liabilities” on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income.  CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group.  The statute of limitations for federal tax years 2006 through 2008 are still open for audit and tax years 2007 and 2008 are currently under audit.  The New York State income tax return is currently open for audit for tax years 2006 through 2008.

NOTE 5 - ACQUISITIONS AND INVESTMENTS

Acquisitions

During the nine months ended September 30, 2009, CH Energy Group and its subsidiaries made no acquisitions.

Investments

CHEC holds a 12% interest in preferred equity units plus subordinated notes issued by Cornhusker Holdings.  Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC (“CEL”), a fuel ethanol production facility located in Nebraska that began operation as of the end of January 2006.  This investment is accounted for under the equity method.  As of September 30, 2009, CHEC’s total investment in Cornhusker consisted of subordinated notes totaling $10.2 million, including interest, and an equity investment of $2.2 million.  In response to the continuation of lower than expected crush margins, Management stopped accruing interest income on the subordinated debt and will record such interest on the cash basis until the current outstanding balance of interest has been paid.  The recoverability of the Company’s total investment in Cornhusker Holdings is predicated on CEL achieving sufficient positive cash flow to repay the notes receivable, as indicated in CEL’s cash flow forecast.  If CEL does not achieve sufficient positive cash flow, the investment and notes receivable may become impaired.  CEL re-negotiated the deadline in its senior note agreement for completing the expansion of the plant’s capacity and output to December 31, 2009.  Management expects the expansion of the plant’s capacity to be completed by that date, but believes the output required under the terms of the note agreement may not be achieved until the first quarter of 2010.  If the expanded output is not achieved by December 31, 2009 (and following any cure period as provided for under the terms of the agreement), CEL may request a waiver to extend the deadline, and if CEL is unable to obtain a waiver by December 31, 2009, the senior note holder may have the right to accelerate all amounts due under the senior note.

In the fourth quarter of 2007, CHEC’s subsidiary, CH-Auburn Energy, LLC (“CH-Auburn”), entered into a 15-year Energy Services Agreement (“ESA”) to supply the City of Auburn, NY (the “City”) with a portion of its electricity needs by constructing and operating a 3-megawatt electric generating plant in Auburn that will burn gas derived from wastewater sludge and a landfill to generate renewable power.  Under the agreement with the City as renegotiated on March 31, 2009, the project will utilize methane gas generated by the City of Auburn landfill to produce and sell electricity to the City.  A second phase digester portion of the project was eliminated from the restructured project, but may be reinitiated by the City at a later time.  Project permits were received and site construction began in August 2009.  As of September 30, 2009, CH-Auburn has incurred approximately $4.4 million of design and construction costs related to this investment.  CH-Auburn is consolidated in the Consolidated Financial Statements of CH Energy Group.

In June 2007, CHEC made a $1.2 million loan to Buckeye Biopower, LLC (“Buckeye”) for development of a corn-ethanol plant.   Since receipt of the loan from CHEC, the developers have entered into a lease for a site, and a Letter of Intent to provide engineering, procurement and construction for the plant.  In June 2008, the developers paid CHEC all interest owed on the loan for the initial term and extended the term of the loan for one additional year.  Current low crush margins for corn-to-ethanol plants and credit market conditions have made the arrangement of construction financing difficult.  CHEC’s Management has notified the developers that the loan is past due and has recorded a reserve for the full outstanding balance.

In April 2009, CHEC’s subsidiary, CH-Greentree, LLC (“CH-Greentree”) entered into an agreement to invest $5.5 million in the acquisition, construction and installation of a molecular gate for lease to Beacon Landfill Gas Holdings (“Beacon”) at Beacon’s currently operating landfill gas processing plant at the Greentree landfill in western Pennsylvania.  The molecular gate is used to remove nitrogen from the landfill gas produced by the Greentree facility thereby increasing its energy content and quality, thus allowing Beacon to sell more of its landfill gas output.  The term of the lease is seven years and construction was substantially complete on June 30, 2009.  CH-Greentree is consolidated in the Consolidated Financial Statements of CH Energy Group.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets include separate, identifiable, intangible assets such as customer relationships, trademarks, and covenants not to compete.  Intangible assets with finite lives are amortized over their useful lives.  The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition.  The estimated useful lives of trademarks range from 10 to 15 years and are based upon Management’s assessment of several variables such as brand recognition, Management’s plan for the use of the trademark, and other factors that will affect the duration of the trademark’s life.  The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years.  Intangible assets with indefinite useful lives and goodwill are no longer amortized, but instead are periodically reviewed for impairment.  Griffith tests the goodwill and intangible assets remaining on the balance sheet for impairment annually in the fourth quarter, and retests between annual tests if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.  Amortization expense was $1.0 million and $1.1 million for the three-month periods ended September 30, 2009 and 2008, respectively.  Amortization expense was $3.1 million for both of the nine-month periods ended September 30, 2009 and 2008, respectively.  The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $4.0 million.  The carrying amount for goodwill was $67.5 million as of September 30, 2009, $67.5 million as of December 31, 2008, and was $67.6 million as of September 30, 2008.  For tax purposes, goodwill is amortized ratably over a 15-year period, beginning in the month of acquisition.

The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 11 years, and 8.9 years, respectively.  The weighted average amortization period for all amortizable intangible assets is 14.6 years.

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	September 30, 2009		December 31, 2008		September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$55,166	$25,007	$55,171	$22,248	$55,141	$21,328
Trademarks	2,956	578	2,956	372	2,956	300
Covenants not to compete	1,605	1,136	1,605	983	1,660	1,092
Total Amortizable Intangibles	$59,727	$26,721	$59,732	$23,603	$59,757	$22,720

NOTE 7 - SHORT-TERM BORROWING ARRANGEMENTS

CH Energy Group maintains a $150 million revolving credit facility with several commercial banks to provide committed liquidity.  This facility’s term expires in February 2013.  As of September 30, 2009 and December 31, 2008, there were no borrowings under this facility.  As of September 30, 2008, the loan outstanding under this facility was $15.0 million. The notes payable balances reported in the CH Energy Group Consolidated Balance Sheet reflect the borrowings of CH Energy Group’s subsidiaries as of September 30, 2009, December 31, 2008 and September 30, 2008, as discussed below.

Central Hudson maintains a revolving credit facility with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012.  As of September 30, 2009 and December 31, 2008, there were no borrowings under this agreement. As of September 30, 2008, $15.0 million was outstanding under this facility.

Both the CH Energy Group and Central Hudson credit facilities reflect commitments from JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  If these lenders are unable to fulfill their commitments under these facilities, funding may not be available as needed.

Central Hudson also maintains certain uncommitted lines of credit that diversify its sources of cash and provide competitive options to minimize its cost of short-term debt.  As of September 30, 2009, December 31, 2008 and September 30, 2008, Central Hudson’s outstanding balance on these lines of credit, in aggregate was $17.0 million, $25.5 million and $21.5 million, respectively.

On March 27, 2009, Central Hudson filed with the PSC a Financing Petition seeking authorization to increase its multi-year committed credit to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.  An Order was issued on September 22, 2009.  The Order authorizes Central Hudson to seek a higher level of committed credit, which will enable greater liquidity to support construction forecasts, known seasonality, volatile energy markets, adverse borrowing environments, and other unforeseen events.

On January 18, 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital, and for general corporate purposes.  Under the terms of the line, the maximum amount that could be outstanding was $25 million during the period between December 1st of each year and May 31st of each following year, and $15 million during the period between June 1st and November 30th of each year.  On April 30, 2009, Griffith Management allowed its uncommitted line of credit to expire.  As of December 31, 2008, there were borrowings under this agreement of $10.0 million.  There were no borrowings under this agreement as of September 30, 2008.  The obligations of Griffith under the line of credit were guaranteed by CH Energy Group and CHEC.

NOTE 8 – CAPITALIZATION – COMMON AND PREFERRED STOCK

There were no repurchases of common or preferred stock in the nine months ended September 30, 2009.

In April 2009, CH Energy Group invested $25 million in Central Hudson, which was recorded as additional paid-in capital.  Central Hudson paid no common stock dividends in the first nine months of 2009.

NOTE 9 – CAPITALIZATION - LONG-TERM DEBT

On April 17, 2009, CH Energy Group entered into a Note Purchase Agreement to issue and sell, in a private placement exempt from registration under the Securities Act of 1933, $50 million of senior unsecured notes. The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014. CH Energy Group completed the sale of $35 million in principal amount of the notes on April 17, 2009, and $15 million in principal amount on June 15, 2009.  CH Energy Group will use the proceeds from the sale of the notes to repay short-term debt and for general corporate purposes.

On September 30, 2009, Central Hudson issued $24 million of 30-year, 5.80% Series F notes. The proceeds from this issuance will be used for general corporate purposes including the pay down of short-term debt outstanding, funding construction expenditures and working capital requirements. The current rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A3’/negative by Moody’s. 2  Central Hudson has $20 million remaining on its Series F notes, but does not expect to issue additional notes in 2009.

___________________
2These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

On September 9, 2009, Moody’s downgraded Central Hudson’s senior unsecured debt and issuer ratings to ‘A3’ from ‘A2’. Moody’s has stated that the downgrade was due to weakness in the company’s financial performance through the twelve months ended June 30, 2009.  Moody’s maintained the outlook at negative to reflect the current weakness in financial metrics and the company’s ongoing need for rate relief to support planned capital expenditures.  The downgrade is not expected to have a material impact on Central Hudson’s financial performance.

NYSERDA

Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”).  These NYSERDA bonds, totaling $166 million, are insured by Ambac Assurance Corporation (“Ambac”).  The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A3’/negative by Moody’s.3

Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008.  Under the terms of the applicable indenture, Central Hudson converted the bonds to a fixed rate of 6.5% which will continue until their maturity in December 2028.  Prior to the December 1, 2008 re-marketing, the bonds bore interest at 3.0%.

Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

_____________________
3These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode.  Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a Dutch auction.  Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008.  Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period.  Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed.  As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture.  Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process.  For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction as 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent.  In the third quarter of 2009, the average maximum rate applicable on the bonds was 0.65%.  In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings.  To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. Central Hudson replaced the cap that expired on March 31, 2009 with a one-year cap, effective April 1, 2009 set at 4.375%.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of variable rate 1999 NYSERDA Bonds.  Central Hudson would receive a payout if the bonds reset at rates above 4.375%.  During the third quarter of 2009, the average did not exceed the cap rate and therefore no payments were received.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D.  Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

On March 27, 2009, Central Hudson filed with the PSC a Financing Petition seeking authorization to increase its multi-year committed credit to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.  An Order was issued on September 22, 2009.  The Order authorizes Central Hudson to issue and sell $250 million of long-term debt to finance its construction expenditures, refund maturing long-term debt, and potentially refinance its 1999 NYSERDA Bonds, Series B, C and D.  Central Hudson plans to register a new series of notes pursuant to the authority granted by the PSC.

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

The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three and nine months ended September 30, 2009 and 2008 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$1,956	$1,942	$518	$513
Interest cost	6,455	6,238	1,792	1,862
Expected return on plan assets	(4,969)	(7,578)	(1,271)	(1,774)
Amortization of:
Prior service cost (credit)	544	517	(1,467)	(1,571)
Transitional obligation (asset)	-	-	642	642
Recognized actuarial loss	6,350	3,102	2,208	1,687

Net Periodic Benefit Cost	$10,336	$4,221	$2,422	$1,359

	Pension Benefits		OPEB(1)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$5,870	$5,826	$1,556	$1,540
Interest cost	19,365	18,716	5,374	5,586
Expected return on plan assets	(14,907)	(22,734)	(3,813)	(5,322)
Amortization of:
Prior service cost (credit)	1,632	1,551	(4,401)	(4,713)
Transitional obligation (asset)	-	-	1,924	1,925
Recognized actuarial loss	19,050	9,306	6,626	5,061

Net Periodic Benefit Cost	$31,010	$12,665	$7,266	$4,077

(1)
The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 under the provision of ASC 715-60, Defined Benefit Plans – Other Postretirement (encompassing FSP No. FAS 106-2, titled Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003).

In accordance with the measurement date provisions of ASC 715-20 (formerly SFAS 158), Central Hudson changed its measurement date for its pension plan (the “Retirement Plan”) from September 30 to December 31 for its financial statements for the year ended December 31, 2008.  Central Hudson elected the “15-month-transition approach” and recorded an adjustment in the first quarter of 2008 to recognize the effects of the change in measurement date.  This adjustment represented 3/15ths of the net periodic pension cost determined for the period from October 1, 2007 to December 31, 2008; the remaining 12/15ths of the net periodic pension cost was recorded over the twelve months ended December 31, 2008.  The recording of this adjustment increased Central Hudson’s pension liability by $0.4 million, comprised of the following components (In Thousands):

Adjustment for 3/15ths of net periodic pension costs	$2,788
Adjustment for amortization of prior service costs and actuarial losses (1)	(2,426)
Net increase to pension liability	$362

(1)	Liability recognized previously on Consolidated Balance Sheet upon initial implementation of ASC 715-20.

In accordance with the provisions of ASC 715-20, Central Hudson’s pension liability balance (i.e., the funded status) at September 30, 2009, December 31, 2008 and September 30, 2008, was $157.5 million, $162.2 million and $1.0 million, respectively.  These balances include recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, as well as consideration for non-qualified executive plans.  As a result of volatile conditions in the economy and financial markets over the past year, Central Hudson’s Retirement Plan assets have significantly decreased relative to the plan liabilities.

The following reflects the impact of the recording of ASC 715-20 adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Prefunded (accrued) pension costs prior to ASC 715-20 adjustment	$13,873	$29,884	$34,141
Additional liability required	(171,401)	(192,084)	(35,142)
Accrued pension liability per ASC 715-20	$(157,528)	$(162,200)	$(1,001)

Total offset to additional liability - Regulatory assets - Retirement Plan	$171,401	$192,084	$35,142

Pursuant to ASC 715-20, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson records regulatory assets rather than adjusting comprehensive income to offset the additional ASC 715-20 liability.  The recording of a regulatory asset is consistent with the PSC’s 1993 Statement of Policy regarding pensions and OPEB (“1993 PSC Policy”).  Under the 1993 PSC Policy, differences between pension expense and rate allowances covering these costs are deferred for future recovery from or return to customers with carrying charges accrued on cash differences.

Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources.  As a result of volatile conditions in the economy and financial markets over the past year, Central Hudson’s Retirement Plan assets have significantly decreased relative to the plan liabilities.  Despite recent gains in the financial markets, Central Hudson cannot predict the funding impact of these gains on the Plan because the annual valuation driving contributions was performed as of October 1, 2008, the Retirement Plan year-end, and has not been updated for the current plan year at this time.  The liabilities are affected by the discount rate used to determine benefit obligations and the accruing of additional benefits.  Central Hudson considers the provisions of the Pension Protection Act of 2006 in determining its funding for the Retirement Plan for the near-term and future periods.  Contributions to the Retirement Plan during the nine months ended September 30, 2009 and September 30, 2008 were $14.6 million and $12.5 million, respectively.

Employer contributions for OPEB totaled $1.3 million and $4.2 million during the nine months ended September 30, 2009 and September 30, 2008, respectively.  Contribution levels are determined by various factors including the discount rate, expected return on plan assets, medical claims assumptions used, mortality assumptions used, benefit changes, and corporate resources.

NOTE 11 - EQUITY-BASED COMPENSATION

A summary of the status of performance shares granted to executives under the 2006 Plan is as follows:

			Performance Shares
		Performance Shares	Outstanding at
Grant Date	Grant Price	Granted	September 30, 2009
January 25, 2007	$51.09	21,330	19,380
January 24, 2008	$42.44	33,440	31,900
January 26, 2009	$49.29	36,730	36,730

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

On May 1, 2009, performance shares earned as of December 31, 2008 for the award cycle with a grant date of April 25, 2006 were issued to participants.  Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group's treasury stock.  A total of 4,560 shares were issued from CH Energy Group's treasury stock on May 1, 2009.  Additionally, due to the retirement of one of Central Hudson's executive officers on January 1, 2009, a pro-rated number of shares under the January 25, 2007 and January 24, 2008 grants were paid to this individual on July 2, 2009.  An additional 294 shares were issued from CH Energy Group's treasury stock on this date in satisfaction of these awards.

The following table summarizes compensation expense for performance shares for the three and nine months ended September 30, 2009 and 2008 (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Performance shares - compensation expense	$129	$228	$623	$294

The following table summarizes information concerning stock options granted through September 30, 2009:

				Weighted
		Number of	Number of	Average	Number of
	Exercise	Options	Options	Remaining	Options
Date of Grant	Price	Granted	Outstanding	Life in Years	Exercisable
January 1, 2000	$31.94	30,300	320	0.25	320
January 1, 2001	$44.06	59,900	18,560	1.25	18,560
January 1, 2003	$48.62	36,900	17,420	3.25	17,420
		127,100	36,300	2.20	36,300

A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding at 12/31/08	40,300	$46.05	3.91
Granted	-	-
Exercised	4,000	45.20
Expired / Forfeited	-	-
Outstanding at 9/30/09	36,300	$46.14	2.20

Total CH Energy Group Shares Outstanding		15,790,431
Potential Dilution		0.2%

Compensation expense related to stock options for the three and nine months ended September 30, 2009 and 2008 was immaterial.  The balance accrued for outstanding options was $0.1 million as of September 30, 2009 and 2008.  The intrinsic value of outstanding options was not material as of September 30, 2009 and 2008.  No non-qualified stock options were exercised during the three and nine months ended September 30, 2009.

The following table summarizes information concerning restricted shares granted through September 30, 2009 (Dollars In Thousands):

Grant Date	Number of Shares Granted	Fair Value on Date of Grant	Vesting Terms	Unvested Shares Outstanding at September 30, 2009
January 2, 2008	10,000	$443	End of 3 years	9,500	(1)
January 2, 2008	2,100	$93	Ratably over 3 years	1,400
January 26, 2009	2,930	$144	End of 3 years	2,930

(1)	500 shares were forfeited upon resignation of the employee holding the shares.

The above shares granted were issued from CH Energy Group’s treasury stock and are presented in the Consolidated Balance Sheet as an increase in common shares outstanding and as a reduction in treasury stock.  In accordance with ASC 718-40 (formerly SFAS 123(R)), unvested restricted shares do not impact the number of common shares outstanding used in the basic EPS calculation and as such the number of unvested outstanding shares noted above have only been included in the diluted EPS calculation as of September 30, 2009 and 2008.  The total compensation cost related to these restricted shares was $0.1 million for the three months ended September 30, 2009 and 2008 and $0.2 million for the nine months ended September 30, 2009 and 2008.  Total recognized tax benefits related to these restricted stock awards was immaterial for the three and nine months ended September 30, 2009 and 2008.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  On an annual basis, the electricity purchased through the Entergy contract represents approximately 22% of Central Hudson’s full-service customer requirements and costs approximately $57.5 million.  For the nine months ended September 30, 2009 and 2008, the energy supplied under this agreement cost approximately $40.1 million and $42.8 million, respectively.

Purchases under the Entergy contract are supplemented by shorter-term contracts, such as the Dynegy contract discussed below, contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system, and the capacity market in New York State, and other parties.  On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 1, 2008 to December 31, 2008.  The electricity purchased through the Dynegy contract represented approximately 15% of Central Hudson’s full-service customer requirements for the nine months ended September 30, 2008 and cost approximately $36.3 million.

In the event the above noted counterparties are unable to fulfill their commitments to deliver under the terms of the agreements, Central Hudson would obtain the supply from the NYISO market, and under Central Hudson’s current ratemaking treatment, recover the full cost from customers.  As such, there would be no impact on earnings.

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

The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central Hudson’s franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed five of these sites on the New York State Environmental Site Remediation Database.  A number of the sites are now owned by third parties and have been redeveloped for other uses.  The DEC has recently begun inquiries regarding a ninth site.  The status of the sites is as follows:

Site		Status
#1	Beacon, NY	Remediation complete. Final Report Approved by the DEC. Awaiting Decision Document from the DEC and an environmental easement from the property owner.
#2	Newburgh, NY
Remediation complete in one area under the terms of the DEC-approved plan.  The final Construction Completion Report on this area has been filed with the DEC.  For the remaining areas, the Final Remedial Design for these areas was approved by the DEC on September 17, 2009.  Remediation of the remaining areas to begin in the 4th quarter of 2009.

#3	Laurel Street Poughkeepsie, NY	Remediation work is complete. Preparing Final Report and post-remediation Site Management Plan. Additional monitoring/recovery wells requested by the DEC will be installed in the 4th quarter of 2009.
#4	North Water Street Poughkeepsie, NY
Additional land and river investigations have been requested by the DEC.  A work plan for this investigation work will be completed and submitted to the DEC in the 4th quarter of 2009.  Visible oil sheens occurring in the Hudson River at the site are being investigated.

#5	Kingston, NY
Brownfield Cleanup Agreement was executed and the Citizen Participation Plan (“CPP”) was submitted to the DEC.  Additional land and river investigations have been requested by the DEC and a work plan for this investigation work has been approved by the DEC.  This additional land and river investigation will begin in the 4th quarter of 2009.

#6	Catskill, NY	Site investigation continues under the DEC-approved Brownfield Cleanup Agreement. Access agreements for additional investigation work have been executed and the work began on October 5, 2009.
#7	Saugerties, NY	Central Hudson does not believe it has any liability for this site and is working with the DEC to confirm this.
#8	Bayeaux Street Poughkeepsie, NY	Central Hudson does not believe it has any further liability for this site.
#9	Broad Street Newburgh, NY
The DEC has recently made inquiries about this additional site.  Central Hudson does not believe it has any liability for this site and has responded to the DEC on June 22, 2009 confirming this position.

In the second quarter of 2008, Central Hudson updated the estimate of potential remediation and future operating, maintenance and monitoring costs for sites # 2, 3, 4, 5 and 6 indicating that the total cost for the five sites could exceed $165 million over the next 30 years.  The updated estimate for sites # 2 and 3 was based on completed remedial investigations and feasibility studies.  As such, the estimate is subject to change based on the current investigations, final remedial design (and associated engineering estimates), DEC and New York State Department of Health (“NYSDOH”) comments and requests, remedial design changes/negotiations and changed or unforeseen conditions during remediation.  The updated estimates for sites # 4, 5 and 6 were based on partially completed remedial investigations and current DEC and NYSDOH preferences related to site remediation, and are considered conceptual and preliminary.  The updated estimate reflects updated cost information along with the latest information from the investigation and remediation work being done on MGP sites # 2, 3 and 4 and to include site # 6.  The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State.  This cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval.  Further, the updated estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

Prior to 2009, Central Hudson recorded a $24.7 million estimated liability for sites # 2 and 3 based on estimates of remediation costs for the proposed clean-up plans.  As of September 30, 2009, $24.2 million of this recorded estimated liability has not been spent; $12.3 million of this recorded estimated liability is expected to be spent over the next twelve months.

No amounts have been recorded in connection with the physical remediation of sites # 4, 5 and 6, for which Central Hudson has developed estimated future costs based on conceptual and preliminary plans.  Absent DEC-approved remediation plans, management cannot reasonably estimate what cost, if any, will actually be incurred.  The portion of the $165 million referenced above that is related to these three sites is approximately $121 million.  Prior to 2009, Central Hudson had recorded a $1.5 million estimated liability in connection with estimated costs for preliminary investigations, site testing and development of remediation plans for sites # 4, 5 and 6 through 2010.  Based on the latest forecast of activities at these sites, this estimated liability has been increased in 2009 to $2.0 million.  As of September 30, 2009, none of this recorded estimated liability has been spent; $0.5 million of this recorded estimated liability is expected to be spent over the next twelve months.  This estimated amount may change in the future as additional information is obtained regarding the results of site-testing, the scope of site investigation plans approved by the DEC and NYSDOH, and the evolving development of new technologies.  Central Hudson cannot predict the results of site testing, the nature, timing or extent of comments from the DEC and NYSDOH, or changes in technology.  The impact of these uncertainties on the estimate cannot be determined.

With regard to sites # 7, 8 and 9, Central Hudson does not have sufficient information to estimate its potential remediation cost if any; as previously stated, Central Hudson believes that it has no liability for these sites.

Central Hudson spent $3.2 million in the nine months ended September 30, 2009 related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  Based on the 2006 Rate Order, on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation and Remediation Costs.  This recovery totaled $4.0 million as of September 30, 2009 with $1.5 million recovered in 2009.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities.  Certain of these insurers have denied coverage.  Pursuant to the 2006 Rate Order, Central Hudson is permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.  The 2009 Rate Order provides recovery of a rate allowance of $2.8 million during the July 2009 through June 2010 rate year.  Additionally, the 2009 Rate Order authorizes recovery of certain amounts spent over the rate allowance from the net electric regulatory liability balance and authorizes continued deferral for all other MGP site remediation expenditures.

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

In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York.  In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA.  In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and has conducted a routine groundwater sampling program since that time.  Groundwater sampling results show the presence of certain contaminants at levels exceeding DEC criteria.  Deep groundwater wells were installed in 2005 and 2006, which also show contaminants exceeding DEC criteria.  The DEC responded with a request for a plan to address the contamination.  Central Hudson has submitted a proposal to the DEC for limited additional site work, including an assessment of vapor intrusion into a building on the site, and closure of the VCA.  Negotiations between DEC and Central Hudson regarding additional site work and closure of the VCA are ongoing.  Central Hudson completed a soil vapor intrusion study and results indicated that indoor air met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards, however, concentrations beneath the building’s concrete slab warranted installation of a mitigation system. This mitigation system was installed in 2008.  At this time Central Hudson does not have sufficient information to estimate the need for additional remediation or potential remediation costs.  Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.  Central Hudson cannot predict the outcome of this matter.

➢	Newburgh Consolidated Iron Works

By letter from the EPA dated November 28, 2001, Central Hudson, among others, was served with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) regarding any shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. (“Consolidated Iron”), a Superfund site located in Newburgh, New York.  Sampling by the EPA indicated that lead and polychlorinated biphenyls (or “PCBs”) are present at the site, and the EPA subsequently commenced a remedial investigation and feasibility study at the site.  No records were found which indicate that the materials shipped by Central Hudson to Consolidated Iron contained or was a hazardous substance.  In April 2008, Central Hudson received a letter from the Consolidated Iron Joint Defense Group (“JDG”), a group of potentially responsible parties asserting a contribution claim against Central Hudson.  The JDG had reached an agreement in principle with the EPA to resolve claims at the Consolidated Iron site under a consent decree to be filed with the court.  In December 2008, Central Hudson entered into a settlement agreement with the JDG pursuant to which the consent decree would be amended to add Central Hudson as an additional settling party, subject to the approval of the court.  The amendment to the consent decree has been approved by the court.  Central Hudson anticipates no further liability for the site, in which case Management does not expect a material impact on earnings.  However, the consent decree provides the EPA with the right to reopen the matter under certain circumstances and Central Hudson cannot predict the outcome of this matter at the present time.

➢	Asbestos Litigation

As of September 30, 2009, of the 3,317 asbestos cases brought against Central Hudson, 1,187 remain pending.  Of the cases no longer pending against Central Hudson, 1,978 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 152 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases.  Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the nine months ended September 30, 2009, Griffith spent $0.1 million on remediation efforts in Maryland, Virginia and Connecticut.  Griffith is entitled to be reimbursed $0.2 million from the State of Connecticut under an environmental agreement and has recorded this amount as a receivable.

Griffith has a reserve for environmental remediation which is $1.3 million as of September 30, 2009, of which $0.1 million is expected to be spent in the next twelve months.

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

NOTE 13 - SEGMENTS AND RELATED INFORMATION

CH Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith.  Other activities of CH Energy Group, which do not constitute a business segment include the investments and business development activities of CH Energy Group and the renewable energy and investment activities of CHEC, including its ownership interests in ethanol, wind, landfill gas and biomass energy projects and are reported under the heading “Other Businesses and Investments.”

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

CH Energy Group Segment Disclosure
(In Thousands)
	Three Months Ended September 30, 2009
				Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$138,685	$16,243	$55,517	$3,200	$-		$213,645
Intersegment revenues	1	11	-	-	(12)		-
Total revenues	138,686	16,254	55,517	3,200	(12)		213,645
Interest and investment income	817	385	-	1,029	(1,013)	(1)	1,218
Interest expense	4,993	1,215	924	947	(1,013)	(1)	7,066
Earnings before income taxes	16,514	(1,310)	(5,831)	(404)	-		8,969
Net income (loss) attributable to CH Energy Group	9,755	(1,126)	(3,441)	164	-		5,352
Segment assets at September 30	1,124,163	391,846	167,476	67,400	(1,394)	(2)	1,749,491

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,520 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)
	Three Months Ended September 30, 2008
				Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$179,001	$21,773	$97,049	$2,964	$-		$300,787
Intersegment revenues	4	28	-	-	(32)		-
Total revenues	179,005	21,801	97,049	2,964	(32)		300,787
Interest and investment income	549	413	17	1,502	(1,142)	(1)	1,339
Interest expense	4,945	1,355	1,130	123	(1,142)	(1)	6,411
Earnings before income taxes	12,848	(2,375)	(7,395)	1,310	-		4,388
Net income (loss) attributable to CH Energy Group	7,659	(1,774)	(4,438)	1,438	-		2,885
Segment assets at September 30	966,553	340,686	195,037	43,503	(2,942)	(2)	1,542,837

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,474 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)
	Nine Months Ended September 30, 2009
				Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$404,035	$137,422	$244,037	$6,854	$-		$792,348
Intersegment revenues	11	263	-	-	(274)		-
Total revenues	404,046	137,685	244,037	6,854	(274)		792,348
Interest and investment income	2,465	1,348	5	4,075	(3,209)	(1)	4,684
Interest expense	14,546	3,771	2,981	1,715	(3,209)	(1)	19,804
Earnings before income taxes	30,354	8,390	7,485	(1,475)	-		44,754
Net income attributable to CH Energy Group	17,734	4,221	4,415	646	-		27,016
Segment assets at September 30	1,124,163	391,846	167,476	67,400	(1,394)	(2)	1,749,491

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,520 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)
	Nine Months Ended September 30, 2008
				Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$468,659	$142,267	$404,680	$8,626	$-		$1,024,232
Intersegment revenues	12	230	-	-	(242)		-
Total revenues	468,671	142,497	404,680	8,626	(242)		1,024,232
Interest and investment income	1,982	1,308	67	4,558	(3,511)	(1)	4,404
Interest expense	14,644	4,009	3,665	373	(3,511)	(1)	19,180
Earnings before income taxes	29,531	7,746	(2,179)	3,716	-		38,814
Net income (loss) attributable to CH Energy Group	17,486	3,852	(1,308)	3,826	-		23,856
Segment assets at September 30	966,553	340,686	195,037	43,503	(2,942)	(2)	1,542,837

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,474 related to Lyonsdale.

Central Hudson Segment Disclosure
(In Thousands)
	Three Months Ended September 30, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$138,685	$16,243	$-	$154,928
Intersegment revenues	1	11	(12)	-
Total revenues	138,686	16,254	(12)	154,928
Interest and investment income	817	385	-	1,202
Interest expense	4,993	1,215	-	6,208
Income before income taxes	16,514	(1,310)	-	15,204
Income available for common stock	9,755	(1,126)	-	8,629
Segment assets at September 30	1,124,163	391,846	-	1,516,009

Central Hudson Segment Disclosure
(In Thousands)
	Three Months Ended September 30, 2008
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$179,001	$21,773	$-	$200,774
Intersegment revenues	4	28	(32)	-
Total revenues	179,005	21,801	(32)	200,774
Interest and investment income	549	413	-	962
Interest expense	4,945	1,355	-	6,300
Income before income taxes	12,848	(2,375)	-	10,473
Income available for common stock	7,659	(1,774)	-	5,885
Segment assets at September 30	966,553	340,686	-	1,307,239

Central Hudson Segment Disclosure
(In Thousands)
	Nine Months Ended September 30, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$404,035	$137,422	$-	$541,457
Intersegment revenues	11	263	(274)	-
Total revenues	404,046	137,685	(274)	541,457
Interest and investment income	2,465	1,348	-	3,813
Interest expense	14,546	3,771	-	18,317
Income before income taxes	30,354	8,390	-	38,744
Income available for common stock	17,734	4,221	-	21,955
Segment assets at September 30	1,124,163	391,846	-	1,516,009

Central Hudson Segment Disclosure
(In Thousands)
	Nine Months Ended September 30, 2008
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$468,659	$142,267	$-	$610,926
Intersegment revenues	12	230	(242)	-
Total revenues	468,671	142,497	(242)	610,926
Interest and investment income	1,982	1,308	-	3,290
Interest expense	14,644	4,009	-	18,653
Income before income taxes	29,531	7,746	-	37,277
Income available for common stock	17,486	3,852	-	21,338
Segment assets at September 30	966,553	340,686	-	1,307,239

NOTE 14 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ASC 815, Derivatives and Hedging (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), as amended, established accounting and reporting requirements for derivative instruments and hedging activities.  ASC 815 requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet with the corresponding unrealized gains or losses recognized in earnings.  ASC 815 permits the deferral of the effective portion of unrealized gains and losses on derivatives that are properly designated as hedges under ASC 815.

CH Energy Group and its subsidiaries enter into derivative instruments for hedging purposes in conjunction with the Company’s energy risk management program, not for speculative purposes.  Central Hudson uses derivative contracts to hedge exposure to variability in the prices of natural gas and electricity and to hedge exposure to variability in interest rates for its variable rate long-term debt.  The types of derivative instruments typically used by Central Hudson are natural gas futures and swaps to hedge natural gas purchases, contracts for differences (electricity swaps) to hedge electricity purchases, and interest rate caps to hedge interest payments on variable rate debt.  Although the use of these instruments is intended to hedge cash flows, they are not designated as hedges under the provisions of ASC 815, and the related gains and losses are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses.  Griffith uses derivative instruments to hedge variability in the price of heating oil purchased for delivery to its customers.  In 2009 and 2008, Griffith purchased call option contracts to establish ceiling prices to hedge forecasted heating oil supply requirements for capped price programs not hedged by firm purchase commitments.  The options hedge purchase cash flows related to commodity price changes.  These derivatives are designated as cash flow hedges under the provisions of ASC 815 and the portion of the change in fair value of the options that is effective in hedging the purchase cash flow is included in the cost of sales as the hedged transaction occurs.

At September 30, 2009, Central Hudson had open derivative contracts to hedge natural gas prices during November 2009 - March 2010, covering approximately 46.3% of Central Hudson's projected total natural gas supply requirements during the upcoming winter heating season.  In its electric operations, Central Hudson had open derivative contracts at September 30, 2009 to hedge the price of approximately 22.5% of its projected electricity requirements for October - December 2009, and 18.1% of its projected requirements in each of the years 2010, 2011, and 2012.  At September 30, 2009, Griffith had open OTC call option positions covering approximately 2.2% of its anticipated fuel oil supply requirements for the period October 2009 – May 2010.

Central Hudson and Griffith both hold contracts for derivative instruments under master netting agreements.  Of the fourteen total agreements held by both companies, eleven contain credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative instruments that contain contingent features and the amount that would be required to settle these instruments on September 30, 2009 if the contingent features were triggered are described below.

Contingent Contracts
(Dollars In Thousands)

	As of September 30, 2009
Triggering Event	# of Contracts Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)

Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	1	$(705)	$(705)
Credit Rating Downgrade (to below BBB-)	5	(18)	(18)
Adequate Assurance(1)	2	(763)	(763)
Total Central Hudson	8	(1,486)	(1,486)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	1	47	47
Adequate Assurance(1)	2	36	36
Total Griffith	3	83	83
Total CH Energy Group	11	$(1,403)	$(1,403)

(1)
If the counterparty has reasonable grounds to believe CHG&E's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group uses master netting agreements to mitigate the credit risk of financial derivatives, and in accordance with ASC 210-20, Offsetting (formerly FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39), has elected gross presentation for its derivative contracts under master netting agreements.  On September 30, 2009, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives under any of these agreements.  If collateral were posted, CH Energy Group’s policy is to also report the collateral positions on a gross basis.

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

Gross Fair Value of Derivative Instruments
(In Thousands)

	September 30, 2009	December 31, 2008	September 30, 2008
Derivatives in an Asset Position:
Not Designated as Hedging Instruments:(1)
Central Hudson electricity swap contracts	$103	$-	$-
Central Hudson natural gas swap contracts	77	-	-
Central Hudson interest rate swap contract	-	-	-
Total Central Hudson Derivatives in an Asset Position	180	-	-

Designated as Hedging Instruments under ASC 815 (formerly SFAS 133):
Griffith heating oil call option contracts	83	-	28

Total CH Energy Group Derivatives in Asset Position	$263	$-	$28

Derivatives in a Liability Position:
Not Designated as Hedging Instruments:(1)
Central Hudson electricity swap contracts	$(10,698)	$(5,538)	$(3,807)
Central Hudson natural gas swap contracts	(2,189)	(10,221)	(10,273)
Total Central Hudson Derivatives in a Liability Position	(12,887)	(15,759)	(14,080)

Total CH Energy Group Derivatives in Liability Position	$(12,887)	$(15,759)	$(14,080)

Total Central Hudson Derivatives - Net	$(12,707)	$(15,759)	$(14,080)

Total CH Energy Group Derivatives - Net	$(12,624)	$(15,759)	$(14,052)

(1)	See discussion following tables for additional information regarding regulatory treatment of gains and losses on Central Hudson's derivative contracts.

The Effect of Derivative Instruments on the Statements of Income
(In Thousands)

CH Energy Group
Designated as Hedging Instruments:

Derivatives in ASC 815 (formerly SFAS 133) Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative				Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Griffith heating oil call option contracts	$(9)	$(188)	$49	$1,300	$-	$-	$-	$(2,014)
Total	$(9)	$(188)	$49	$1,300	$-	$-	$-	$(2,014)

For the three months ended September 30, 2009 and 2008, the amount of loss recognized in income for Griffith heating oil call option contracts designated as hedging instruments was immaterial and $0.2 million, respectively.  For the nine months ended September 30, 2009 and 2008, the amount of gain recognized was $0.1 million and $1.3 million, respectively.  The loss reclassified from Accumulated OCI into income for Griffith's heating oil call option contracts for all periods presented is located in purchased petroleum.

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as (Increase)/Decrease in Purchased Electric and Purchased Natural Gas				Location of Gain/(Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Central Hudson electricity swap contracts	$(9,771)	$(2,335)	$(20,550)	$(1,246)	Regulatory asset(1)
Central Hudson natural gas swap contracts	(388)	-	(11,641)	(1,026)	Regulatory asset(1)
Central Hudson interest rate swap contract	-	-	-	-	Regulatory asset(1)
Total	$(10,159)	$(2,335)	$(32,191)	$(2,272)

Central Hudson
Designated as Hedging Instruments:
None

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as (Increase)/Decrease in Purchased Electric and Purchased Natural Gas				Location of Gain/(Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Electricity swap contracts	$(9,771)	$(2,335)	$(20,550)	$(1,246)	Regulatory asset(1)
Natural gas swap contracts	(388)	-	(11,641)	(1,026)	Regulatory asset(1)
Interest rate swap contract	-	-	-	-	Regulatory asset(1)
Total	$(10,159)	$(2,335)	$(32,191)	$(2,272)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC-authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

Central Hudson recorded actual net losses of $10.2 million and $32.2 million on such hedging activities for the three and nine months ended September 30, 2009, as compared to net losses of $2.3 million and $2.3 million for the same periods in 2008.  For more information regarding the fair value of the Company’s outstanding derivative contracts, see Note 15 – “Financial Instruments”.

In the three and nine months ended September 30, 2009 and 2008, Griffith’s call options were effective with immaterial gains or losses from ineffectiveness recorded. The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid for these derivative instruments.  The total fair value of open derivative instruments at September 30, 2009 was a net unrealized gain of $0.1 million.  The total fair value at December 31, 2008 and September 30, 2008 was not material.  These amounts were recorded in each period as part of the cost or price of the related commodity transactions.  The fair values of call options are determined based on the market value of the underlying commodity.   The total net loss including premium expense was $0.1 million and $0.2 million in the three and nine months ended September 30, 2009.  Unrealized losses expected to be reclassified into earnings over the next twelve months are not material.  A total net loss including premium expense of $0.8 million was recorded in the three months ended September 30, 2008.  A total net gain of $1.1 million was recorded in the nine months ended September 30, 2008.

In addition to the above, Griffith uses weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns if such contracts can be obtained on reasonable terms.  Weather derivative contracts are accounted for in accordance with ASC 815-45, Weather Derivatives, (formerly EITF Issue No. 99-2, Accounting for Weather Derivatives).  In the three months ended September 30, 2009, Griffith made no settlement payments to and received no payments from counterparties.  In the nine months ended September 30, 2009, Griffith made a settlement payment of $0.2 million to counterparties and received no payments from counterparties.  In the three and nine months ended September 30, 2008, Griffith did not make or receive settlement payments to or from counterparties.

NOTE 15 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Recorded at Fair Value

ASC 820 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques based on observable and unobservable data, but not the valuation techniques themselves.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or a liability.  Classification of inputs is determined based on the lowest level input that is significant to the overall valuation.  The fair value hierarchy prioritizes the inputs to valuation techniques into the three categories described below.

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

On September 30, 2009, CH Energy Group reported one major category of assets and liabilities at fair value; derivative contracts.  Derivative contracts are measured on a recurring basis.  The fair value of CH Energy Group's reportable assets and liabilities at September 30, 2009, December 31, 2008 and September 30, 2008 by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2009
Assets
Derivative Contracts:
Central Hudson - Electric	$103	$-	$-	$103
Central Hudson - Natural Gas	77	77	-	-
Griffith - Heating Oil	83	83	-	-
Total Assets	$263	$160	$-	$103

Liabilities
Derivative Contracts:
Central Hudson - Electric	$(10,698)	$-	$-	$(10,698)
Central Hudson - Natural Gas	(2,189)	(2,189)	-	-
Total Liabilities	$(12,887)	$(2,189)	$-	$(10,698)

As of December 31, 2008
Liabilities
Derivative Contracts:
Central Hudson - Electric	$(5,538)	$-	$-	$(5,538)
Central Hudson - Natural Gas	(10,221)	(10,221)	-	-
Total Liabilities	$(15,759)	$(10,221)	$-	$(5,538)

As of September 30, 2008
Assets
Derivative Contracts:
Griffith - Heating Oil	$28	$28	$-	$-
Total Assets	$28	$28	$-	$-

Liabilities
Derivative Contracts:
Central Hudson - Electric	$(3,807)	$-	$-	$(3,807)
Central Hudson - Natural Gas	(10,273)	(10,273)	-	-
Total Liabilities	$(14,080)	$(10,273)	$-	$(3,807)

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended
	September 30, 2009	September 30, 2008
Balance at Beginning of Period	$(11,271)	$8,362
Unrealized gains/(losses)	676	(12,169)
Realized losses	(9,771)	(2,335)
Purchases, issuances, sales and settlements	9,771	2,335
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(10,595)	$(3,807)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	-	$-

	Nine Months Ended
	September 30, 2009	September 30, 2008
Balance at Beginning of Period	$(5,538)	$77
Unrealized losses	(5,057)	(3,884)
Realized losses	(20,550)	(1,246)
Purchases, issuances, sales and settlements	20,550	1,246
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(10,595)	$(3,807)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

For more information regarding derivative activities of the Company, see Note 14 - "Accounting for Derivative Instruments and Hedging Activities".

Other Fair Value Disclosures

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents:  The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term Debt:  The fair value is estimated based on the quoted market prices for the same or similar issues or to current rates offered to CH Energy Group or Central Hudson for debt of the same remaining maturities and credit quality.

Notes Payable:  The carrying amount approximates fair value because of the short maturity of those instruments.

Notes Receivable:  The carrying value approximates fair value based on current market rates for notes issued by companies with comparable credit risk.

CH ENERGY GROUP
Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

September 30, 2009
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$282,047	$372,047	$390,445
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.95%	6.00%

Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.99%	0.99%

				Total Debt Outstanding			$487,897	$506,295
				Estimated Effective Interest Rate			4.81%

December 31, 2008
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$20,000	$24,000	$-	$36,000	$30,000	$208,044	$318,044	$296,086
Estimated Effective Interest Rate	6.06%	4.38%	-%	6.71%	6.92%	5.79%	5.91%

Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						4.10%	4.10%

				Total Debt Outstanding			$433,894	$411,936
				Estimated Effective Interest Rate			5.43%

CENTRAL HUDSON
Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

September 30, 2009
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$232,047	$322,047	$336,130
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.80%	5.90%

Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.99%	0.99%

				Total Debt Outstanding			$437,897	$451,980
				Estimated Effective Interest Rate			4.60%

December 31, 2008
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$20,000	$24,000	$-	$36,000	$30,000	$208,044	$318,044	$296,086
Estimated Effective Interest Rate	6.06%	4.38%	-%	6.71%	6.92%	5.79%	5.91%

Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						4.10%	4.10%

				Total Debt Outstanding			$433,894	$411,936
				Estimated Effective Interest Rate			5.43%

NOTE 16 – SUBSEQUENT EVENTS

CH Energy Group has performed an evaluation of subsequent events through November 9, 2009, the date the financial statements were issued, and noted two events occurring subsequent to September 30, 2009 and through the date of our evaluation requiring disclosure.  On October 15, 2009, Central Hudson contributed $8.0 million to its Retirement Plan.  On November 4, 2009, Griffith Energy Services (“Griffith”), a subsidiary of CH Energy Group, entered into an Asset Purchase Agreement for the sale of its holdings in Rhode Island, Connecticut and Pennsylvania for approximately $76 million.  This divestiture follows an approximately year-long strategic review and is expected to reduce the volatility of both earnings and cash flow of the fuel delivery business segment.  The assets to be sold include intangible assets of $17.6 million, accounts receivable of $12.1 million, net fixed assets of $7.8 million, inventory of $2.2 million, and other current assets of $0.8 million.  The liabilities to be sold total are approximately $18.7 million.  In accordance with ASC 350 (formerly SFAS 142, Goodwill and Other Intangible Assets), when a portion of a reporting unit that constitutes a business is disposed of, goodwill associated with that business shall be included in the carrying amount of the business in determining the gain or loss on disposal.  A goodwill allocation will be performed upon the sale of the Griffith holdings.  The sale is subject to customary commercial closing conditions and working capital adjustments.  The sale is expected to be completed in December 2009.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

BUSINESS OVERVIEW

CH Energy Group is a holding company with four business units:

Business Segments
(1) Central Hudson’s regulated electric utility business;
(2) Central Hudson’s regulated natural gas utility business;
(3) Griffith’s fuel distribution business; and

Other Businesses and Investments
(4)
CHEC’s investments in renewable energy supply, ethanol production, energy efficiency, an energy sector venture capital fund, and the holding company’s activities, which consist primarily of financing its subsidiaries and business development.

A breakdown by business unit of CH Energy Group’s operating revenues of $213.6 million and $300.8 million for the three months ended September 30, 2009 and 2008, respectively, is illustrated below.

CH Energy Group Revenue by Business Unit

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 3rd Quarter 2009: 28% cost recovery revenues + 37% other revenues = 65%
Electric 3rd Quarter 2008: 39% cost recovery revenues + 21 % other revenues = 60%
Natural gas 3rd Quarter 2009: 3% cost recovery revenues + 5% other revenues = 8%
Natural gas 3rd Quarter 2008: 4% cost recovery revenues + 3% other revenues = 7%
Griffith 3rd Quarter 2009: 22% commodity costs + 4% other revenues = 26%
Griffith 3rd Quarter 2008: 29% commodity costs + 3% other revenues = 32%

A breakdown by business unit of CH Energy Group’s operating revenues of $792.3 million and $1,024.2 million for the nine months ended September 30, 2009 and 2008, respectively, is illustrated below.

CH Energy Group Revenue by Business Unit
(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric YTD 2009: 25% cost recovery revenues + 26% other revenues = 51%
Electric YTD 2008: 28% cost recovery revenues + 18% other revenues = 46%
Natural gas YTD 2009: 11% cost recovery revenues + 6% other revenues = 17%
Natural gas YTD 2008: 10% cost recovery revenues + 4% other revenues = 14%
Griffith YTD 2009: 28% commodity costs + 3% other revenues = 31%
Griffith YTD 2008: 37% commodity costs + 2% other revenues = 39%

A breakdown by business unit of CH Energy Group’s net income of $5.4 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively, is illustrated below.  The results for the three-month periods reflect the seasonality of Central Hudson’s natural gas business and Griffith’s fuel oil distribution business.

CH Energy Group Net Income by Business Unit

A breakdown by business unit of CH Energy Group’s net income of $27.0 million and $23.9 million for the nine months ended September 30, 2009 and 2008, respectively, is illustrated below.

CH Energy Group Net Income by Business Unit

A breakdown by segment of CH Energy Group’s total assets of $1,749 million as of September 30, 2009 is illustrated below.

CH Energy Group Assets at September 30, 2009 by Business Unit

As the graphs above indicate, as of September 30, 2009, 86% of CH Energy Group’s assets are employed in the electric and natural gas businesses, which are subject to regulation by the Public Service Commission (“PSC”) (as discussed in more detail below), and the remaining 14% of its assets are employed in non-regulated businesses.  Due to the seasonality of the fuel distribution and natural gas businesses, each business unit’s relative contribution to total earnings can vary significantly from quarter to quarter.  As such, a more meaningful view of results can be seen on a rolling twelve month basis.  For the twelve months ended September 30, 2009, CH Energy Group derived 70% of its net income from the regulated electric and natural gas business and 30% of its net income from the non-regulated businesses.  The unregulated businesses’ contribution to earnings has increased over the past few years primarily due to the increased earnings of Griffith combined with Central Hudson’s lower earnings which have resulted from actual sales volumes falling significantly below the projected levels in the 2006 Rate Order.  Despite the relative increase in Griffith’s contribution to earnings, the large relative proportion of the regulated utility business is supportive of stability of earnings over the long-term.  CH Energy Group believes that this business profile appeals to the risk appetite and return expectations of its shareholder base.

CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and share price appreciation over time, which should result from earnings growth over the long-term.  CH Energy Group seeks to employ its resources in a manner that supports this objective.  The Company regularly considers a range of strategies that include: acquisitions, alternative financial structures, operating efficiency improvements, allocation of capital between business units, entry into new lines of business, and divesting all or portions of existing lines of business.  The mix of strategies or relative emphasis on each strategy evolves over time, based on the expected contribution of each strategy to shareholder value.  CH Energy Group also believes managing risk is another important component of its strategy to deliver value to shareholders, and emphasizes earnings and cash flow stability and creditworthiness.

During the third quarter of 2009, the Company continued its business focus on investing in the regulated electric and natural gas businesses of Central Hudson.  Central Hudson continued to pursue additional opportunities for investment in its infrastructure, as well as expanded opportunities in electric and gas transmission, renewable energy production and energy efficiency services.

Acquisitions by Griffith remained suspended through the third quarter of 2009, pending completion of Management’s strategic review which began in late 2008.  The review was commenced in light of energy price volatility in order to determine the best strategy for Griffith to deliver long-term value to CH Energy Group shareholders.  On November 4, 2009, Management announced the completion of this review with the announcement of its planned sale of approximately 43% of Griffith’s customer base at a gain.  Management believes this divestiture will reduce the impact of volatility that Griffith’s operations have on CH Energy Group’s earnings and cash flow.  Concurrent with this announcement, Management announced its intent to resume its prior acquisition strategy to expand as appropriate through selected “tuck-in” acquisitions in the Mid-Atlantic region.

 During the second quarter of 2009, CHEC invested in a landfill gas project which Management believes will be supportive of stable and predictable income streams and cash flow.  This investment is discussed in more detail under Other Businesses and Investments.  CHEC continues to pursue additional investments with similar characteristics.  Based on current market conditions, the Company does not expect to invest in new ethanol projects.  Additionally, given the volatility of fuel supply prices, the Company does not expect to invest in new biomass projects.

CH Energy Group believes access to capital is fundamental to its long-term success.   In the second quarter of 2009, CH Energy Group privately placed $50 million of senior unsecured notes, at an interest rate of 6.58%, for the first time introducing long-term debt that is expected to be serviced by non-utility operations and investments.  With the continued growth of Central Hudson and with the development of new opportunities at CHEC, the Company believes that it may also be appropriate at some point in the next few years to issue additional shares of common equity as part of the Company’s financing program.  CH Energy Group also expects to consider selling assets in its portfolio to raise cash and avoid, reduce, or postpone an issuance of additional shares of common stock, as conditions warrant.

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

Central Hudson’s Management seeks to increase shareholder value through obtaining current recovery of its costs of doing business, increasing its rate base, and earning an allowed Return on Equity (“ROE”) that provides a fair and reasonable return for providers of equity capital.  Management is committed to providing safe and reliable service, to customer satisfaction, and to promoting positive customer and regulatory relations.  Management believes these commitments are important in its efforts to obtain full cost recovery and reasonable returns for shareholders.  Management’s strategies include effectively managing costs, requesting rate increases to align the revenues from customers with the cost of providing service, and investing in its energy delivery infrastructure.

 Central Hudson filed a rate increase request with the PSC in July 2008.  A final, amended, Order was issued by the PSC on June 26, 2009, for rates beginning July 1, 2009.  The Order includes a $39.6 million and $13.8 million increase in electric and gas delivery rates, respectively, a 10.0% allowed ROE and a common equity layer of 47%.  The impact of the electric rate increase was moderated for customers for the July 1, 2009 to June 30, 2010 rate year with a $20 million electric bill credit recovered from net regulatory electric liability balances which have been set aside for this purpose.  Additionally, the Order approved electric and gas Revenue Decoupling Mechanisms (“RDMs”) which should serve to prevent the significant revenue shortfall such as that which occurred during the last three years.  Although the PSC recognized Central Hudson’s efforts and performance in terms of high quality of service, productivity improvements and strong cost management, the PSC’s Order included less than full recovery for certain elements of Central Hudson’s projected costs, which could result in Central Hudson earning less than the 10.0% authorized ROE.  First, the PSC disallowed portions of Central Hudson’s labor expense and insurance costs.  Second, the approved rates reflected a $3 million “austerity” adjustment that the PSC stated was necessary to reduce the impact on customers’ bills in light of the weakness in the financial markets and rising unemployment.  As discussed in more detail under PSC Proceedings, Central Hudson filed a Petition for Rehearing on certain of the disallowed costs.  Although the outcome of this position cannot be predicted, it is not expected to have a material impact on Central Hudson’s earnings or cash flows.  Central Hudson also continues to experience relatively high levels of uncollectible expense.  The uncollectible expense incurred by the Company for the first nine months of 2009 was 50% higher than the same period in 2008.  A significant portion of this expense is due to bad debt write-offs above those included in rates which Management believes are due to unfavorable economic conditions, particularly the high unemployment rate.  This expense is expected to continue to have a direct impact on Central Hudson’s earnings, the magnitude of which Management cannot predict.  For the rate year ended June 30, 2009, the Company’s bad debt write-offs exceeded the amount recovered through rates by $3.3 million.  The Company has received approval from the PSC to defer $0.5 million of this amount for future recovery.  A petition requesting authority to defer the remaining $2.8 million was filed with the PSC on October 30, 2009.  If bad debt write-offs continue to exceed the amount recovered through rates, and the Company believes the PSC’s criteria for deferral have been met, Central Hudson intends to continue to file petitions seeking deferral authority for such under recoveries.  See further discussion of other such petitions under PSC Proceedings.  Central Hudson’s Management is working to control its costs in a manner that will minimize the impact that the cost disallowances, austerity adjustment and uncollectible accounts have imposed on Central Hudson’s ability to earn its 10.0% authorized ROE.

The capital intensive nature of Central Hudson’s business and its obligation to serve all customers in its franchise area require continuous access to capital on reasonable terms.  Central Hudson has historically maintained a strong capital structure and access to capital through committed and uncommitted lines of credit.

GRIFFITH

Griffith provides petroleum products and services to approximately 108,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and West Virginia.  Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment.

Below is a breakdown of Griffith’s gross profit of $12.5 million and $12.2 million by petroleum product and by service and installations for the three months ended September 30, 2009 and 2008, respectively.

Griffith Gross Profit by Product & Service Line

Below is a breakdown of Griffith’s gross profit of $68.4 million and $61.1 million by petroleum product and by service and installations for the nine months ended September 30, 2009 and 2008, respectively.

Griffith Gross Profit by Product & Service Line

Griffith’s Management seeks to increase shareholder value primarily through increased earnings as a result of continued improvements in operations and by providing its free cash flow to CH Energy Group.  Management’s strategies to achieve these goals include effectively managing costs, minimizing commodity risk and expanding margins.

Management believes that Griffith’s strong brand name, effective cost management practices, and reputation for high quality, dependable service, position it well for future contributions to CH Energy Group’s earnings and cash flows.

During 2008, Management began a strategic review of Griffith in light of recent energy price volatility and changes in customer behavior.  The review included an evaluation of each of its products and markets to determine the best strategy for Griffith to deliver long-term value to CH Energy Group shareholders.  On November 4, 2009, the Company announced the sale of approximately 43% of Griffith’s customer base at a gain.  These assets are primarily located in Connecticut, Rhode Island and Pennsylvania.  The sale is expected to close in December 2009.  With this sale, the Company announced its intention to resume its prior acquisition strategy to expand as appropriate through selected “tuck-in” acquisitions in the Mid-Atlantic region.  Management believes this divestiture will reduce the impact of volatility in earnings and cash flows that Griffith’s operations have on CH Energy Group.

OTHER BUSINESSES AND INVESTMENTS

In addition to Griffith, CHEC derives earnings through investments in renewable energy supply, ethanol production, energy efficiency, and an energy sector venture capital fund.  This business unit also includes the holding company’s activities, which consist primarily of financing its subsidiaries and business development.

CHEC’s investment objectives are to increase earnings and cash flow with a heightened focus on investments with stable and predictable income streams and cash flows.  From a portfolio perspective, Management seeks to limit earnings and cash flow volatility through diversification of its investments.  The Company believes that renewable energy markets provide opportunities that fit well with CHEC’s objectives.

CHEC is investing in a project under which it will develop, construct, own and operate a landfill gas to electric project in Auburn, NY.  The project will use methane gas generated by the City of Auburn landfill to produce electricity and sell to the City.  All of the required permits have been received, allowing construction to begin in the third quarter of 2009.

CHEC’s wholly-owned subsidiary, CH-Greentree, entered into an agreement in April 2009 to develop, construct and own a molecular gate system to be leased to Beacon Landfill Gas Holdings (“Beacon”) and installed and operated at Beacon’s currently operating landfill gas processing plant at the Greentree landfill facility in western Pennsylvania.  The molecular gate will be used to remove nitrogen from landfill gas produced by the Greentree facility thereby increasing its energy content and allowing Beacon to sell more of its gas output.  The term of the lease is seven years and construction was substantially complete on June 30, 2009.  This investment is expected to provide stable, predictable earnings and cash flow as the quarterly lease payments are fixed for the next seven years and CH-Greentree does not have any operational responsibilities that would impact earnings or cash flows.

OVERVIEW OF THIRD QUARTER RESULTS

The discussion below presents the change in earnings of CH Energy Group’s business units in terms of earnings for each share of CH Energy Group’s Common Stock.  Management believes this presentation is useful because these business units are each wholly owned by CH Energy Group.  This information is considered a non-GAAP financial measure and not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.

Earnings for CH Energy Group totaled $0.34 per share in the third quarter of 2009, versus earnings of $0.18 per share in the same period of 2008. Year-to-date earnings were $1.71 per share, as compared to $1.51 per share during the first nine months of 2008.

Third quarter 2009 results by business unit were as follows:

Central Hudson

Central Hudson's contribution to earnings per share was $0.55 per share, $0.18 per share higher than the third quarter of 2008.  New electric and natural gas delivery rates and the RDMs that took effect July 1, 2009 provided an increase of $0.43 per share over the third quarter of 2008.  This increase covered the increased operating expenses and negative impacts that both weather and the weak economy had on sales in the third quarter of 2009 as compared to 2008.  Cooler summer weather compared to the same quarter of the prior year resulted in a decrease in earnings of $0.08 per share.  Management believes that the decrease in use per customer, which reduced earnings $0.05 per share, and the increase in uncollectible expense which reduced earnings by $0.05 per share are both indicative of the weak economy.

Year-to-date, Central Hudson has earned $1.39 per share compared to $1.35 per share posted for the first nine months of 2008.  The positive effect on year-to-date earnings of the rate orders that took effect July 1, 2009 and July 1, 2008, as well as lower storm restoration expenses, was largely offset by higher expenses during the first nine months of 2009 and the impact of lower sales volumes prior to the implementation of the RDMs.

Griffith

Griffith posted a loss of $0.22 per share in the third quarter of 2009, a $0.06 per share improvement over the third quarter of 2008.  This quarterly loss is expected due to the seasonal nature of Griffith’s fuel delivery business.  The improvement in Griffith’s results over the same quarter of the prior year was due largely to a reduction in operating expenses.

Year-to-date, Griffith has earned $0.28 per share compared to a loss per share of $0.08 posted for the first nine months of 2008.  Griffith’s $0.36 per share improvement in earnings was due primarily to increased margins on the sale of petroleum products, colder winter weather and reduced operating expenses in the first nine months of 2009 as compared to 2008, partially offset by a reduction in sales volume as a result of customer conservation.

Other Businesses and Investments

CH Energy Group (the holding company) and CHEC’s partnerships and other investments contributed earnings of $0.01 per share toward corporate earnings in the third quarter of 2009, a decrease of $0.08 per share from the same period in 2008.  This reduction in earnings is primarily the result of higher income taxes and interest expense incurred by the holding company.

Year-to-date earnings per share for these business units totaled $0.04 per share compared to $0.24 per share posted for the first nine months of 2008.  Year-to-date results were impacted by an equipment repair that necessitated taking the Lyonsdale facility off line for several weeks in the second quarter of 2009.  The plant is back on line with an improved capacity factor as a result of the repair.  Year-to-date earnings were also reduced by $0.05 per share due to a reserve recorded in the first quarter of 2009 related to an ethanol development project of CHEC.  The reserve represents the full amount of the note receivable investment for development expenditures and this project represented CHEC’s only current early-stage development project.  Higher interest expense at the holding company also contributed to the reduction in earnings for the first nine months of 2009 as compared to 2008.

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

Final Order:  On June 22, 2009, the PSC issued its Order Adopting Recommended Decision with Modifications which was subsequently modified with an Errata Notice issued on June 26, 2009 (“2009 Rate Order”).  Components of the 2009 Rate Order include:
➢
Electric and gas delivery increases effective July 1, 2009 of $39.6 million and $13.8 million, respectively.  The electric rate increase will be moderated by a $20.0 million customer bill credit from an excess depreciation reserve.

➢	Common equity layer of 47% of permanent capital
➢	Base return on equity (“ROE”) of 10.0%
➢
RDMs for both electric and gas delivery service.  While the primary purpose of the RDMs is to remove a disincentive for the Company to promote energy efficiency to its customers, they should also serve to prevent a significant revenue shortfall such as that which occurred during the three year period of the rate plan which ended on June 30, 2009.

➢
An austerity expense savings imputation of $3.0 million ($2.4 million electric and $0.6 million gas, respectively).  The 2009 Rate Order required the Company to supplement its June 15 austerity filing to identify specific capital and expense reductions that will be used to implement its austerity program (which is further discussed below in Case 09-M-0435).

➢
Continued funding for the full recovery of the Company’s current pension and OPEB costs and continues deferral authorization for pensions, OPEBs, research and development costs, stray voltage testing, MGP site remediation expenditures and electric and gas supply cost recovery and variable rate debt.

➢
New deferral authorizations for: fixed debt costs; the costs to bring electric lines into compliance with current height above ground requirements; and the recently enacted New York State Temporary Assessment.

➢	Continuation, with minor modifications, of the Company’s Electric Reliability, Gas Safety and Customer Service performance mechanisms
➢
Recovery through offset against a deferred liability account (non-cash) of the $3.3 million in incremental storm restoration costs incurred from the December 2008 ice storm (which is further discussed below).

PETITION FOR REHEARING
(Cases 08-E-0887 and 08-G-0888 - Proceeding on Motion of the PSC as to the Rates, Charges, Rules and Regulations of Central Hudson Gas & Electric Corporation for Electric and Gas Service)

Background:  On July 22, 2009, Central Hudson filed a Petition for Rehearing on certain portions of the 2009 Rate Order.  In addition to a technical correction and request for clarification on the application of carrying charges, the petition sought rehearing on the following:

➢	The accounting treatment and level of expense associated with the cost of removal for gas main replacements.
➢	The disallowance of 50% of Central Hudson’s Directors and Officers insurance.
➢	Inadequate recovery of non-MGP environmental expenses.
➢	Inconsistency of the carrying charge rate for RDMs relative to other comparable deferred items.

Central Hudson pointed out that the impact of the above items results in Central Hudson not having a reasonable opportunity to earn the allowed ROE approved in the 2009 Rate Order.

Potential Impacts:  The Commission has not yet acted on this Petition and no prediction can be made regarding the outcome to this proceeding at this time, however Management does not expect this to have a material impact.

NEW ELECTRIC AND NATURAL GAS RATE FILING REQUEST

Background:  On July 31, 2009, Central Hudson filed an electric and natural gas rate case with the PSC seeking to increase, effective July 1, 2010 electric and natural gas delivery rates, which have been in effect since July 1, 2009.

A summary of the most significant components of the filing include:
➢	A proposed one-year increase of $15.2 million and $3.9 million of electric and natural gas delivery rates, respectively.
➢
Common equity layer of 48% and a base return on equity (“ROE”) of 10.0%.  The 10.0% ROE reflects the result of the Commission’s decision on the Company’s allowed ROE in the 2009 Rate Order.  Central Hudson reserves its rights to file an update to increase or reduce the requested rate of return should economic conditions change.  The current Rate Order permits a common equity layer of 47% with an allowed base ROE of 10.0%.

The filing is being made in order to align electric and natural gas delivery rates with the projected costs of providing electric and gas service to our customers.  Factors contributing to the need for an increase in rates include the following:
➢	Higher operating costs
➢	Regulatory mandates
➢	Ongoing need for electric and natural gas system infrastructure improvements

➢	Rising property taxes

The filing also seeks to recover projected expenditures associated with the following:
➢	MGP site remediation
➢	Stray voltage testing of Central Hudson owned and municipally owned electric facilities
➢	Distribution line tree trimming
➢	Enhanced electric transmission right of way management practices

On September 28, 2009, a Procedural Ruling was issued by the Administrative Law Judge (“ALJ”) adopting a case schedule.  PSC Staff and Intervenor testimony is to be filed by November 17, 2009 with either rebuttal or a joint proposal due on December 23, 2009.  From that point forward, either of two procedural schedules will follow for litigated or settlement tracks.  The litigated track, if no joint proposal is filed by December 23, 2009, consists of evidentiary hearings beginning January 12, 2010, Initial Briefs due by February 1, 2010 and Reply Briefs due March 4, 2010.  If a joint proposal is filed by December 23, 2009, the settlement track includes supporting and opposing statements due January 13, 2010, evidentiary hearings beginning January 19, 2010, and Initial Briefs and Reply Briefs due February 22 and March 8, 2010, respectively.  A PSC Order establishing new rates is not expected until the second quarter of 2010.  No prediction can be made as to the final outcome of the rate filing.

NEW YORK STATE TEMPORARY ASSESSMENT
(Case 09-M-0311 - Implementation of Chapter 59 of the Laws of 2009 Establishing a Temporary Annual Assessment Pursuant to Public Service Law §18-a(6)

Background:  On April 7, 2009, NYS enacted the NYS Budget of 2009-2010, which in part requires the PSC to collect a Temporary State Energy and Utility Service Conservation Assessment (“Temporary State Assessment”) from April 4, 2009 to March 31, 2014.  On June 19, 2009, an Order was issued in the above proceeding authorizing recovery by utilities of the revenues required for payments of the Temporary State Assessment, including carrying charges, subject to reconciliation over five years, July 1, 2009 through June 30, 2014.  The Temporary State Assessment imposes a charge of 2% of gross intrastate operating revenues, less the amounts assessed for the PSC General Assessment to be collected from customers in a separately stated surcharge on customer bills effective July 1, 2009.  The Company submitted its compliance filing in this proceeding on June 29, 2009.

DEVELOPMENT OF UTILITY AUSTERITY PROGRAMS
(Case 09-M-0435 – Proceeding on the Motion of the Commission Regarding the Development of Utility Austerity Programs)

Background:  On May 15, 2009, the PSC issued a Notice directing each utility to closely examine its capital expenditures, operation and maintenance expenses and any other expense area over which it has discretion, to identify costs that may be reduced without impairing the ability to provide safe and adequate service.  The Notice also directed each utility to report to the PSC by June 15, 2009 concerning actions taken by the utility since September 2008 to respond to the need for austerity, the utility’s plans for austerity in the future, the appropriate allocation of the austerity cost savings between customers and shareholders, and the mechanisms proposed to deliver the customer portion of the savings to customers as promptly as possible.

Notable Activity:

2009

➢
June 15, 2009 – Central Hudson filed its response, describing the financial austerity conditions it had been operating under throughout the term of the 2006 Rate Order, and identifying capital costs it may avoid or defer to the next year and expense reductions that could be taken as further austerity measures without impairing our ability to provide safe and adequate service.

➢	June 22, 2009 – The PSC incorporated $3 million in austerity reductions into Central Hudson’s rates that were approved in the 2009 Rate Order for rates beginning July 1, 2009.
➢
July 7, 2009 – Central Hudson filed its required Supplemental Austerity filing for PSC approval.  The filing identified electric, gas and common capital reductions that equate to $980,000 of the $2.4 million electric and $360,000 of the $600,000 gas Economic Austerity Imputations established in the 2009 Rate Order.  To address the balance of the austerity imputation, Central Hudson proposed a total of $1.48 million of gas and electric expense reductions to several expense items including research and development activities; certain maintenance expenditures; and informational and institutional advertising.  Central Hudson also proposed executive salary freezes during 2010 and funding the allowance for the approved transmission enhanced infrastructure maintenance program through charges to its remaining electric excess depreciation reserve.  None of the measures proposed by the Company are expected to materially affect the Company’s ability to provide safe and adequate service in the rate year.

Potential Impacts:  The incorporation of the $3 million austerity reduction into the 2009 Rate Order could result in Central Hudson earning less than the 10.0% ROE allowed in the 2009 Rate Order.  No prediction can be made regarding the outcome to this proceeding at this time.

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

•
A SEP Interim Report was issued for comment on March 31, 2009.  Central Hudson filed comments on May 15, 2009 in support of policies and efforts with potential to promote economic development and job creation, foster private investment, increase the tax base, enhance energy reliability, lower customer bills and protect public health, safety and the environment.  The SEP schedule has been modified to provide for the issuance of a 2009 Draft SEP on August 10, with a Final 2009 SEP to be issued in December of 2009.

•
The PSC will continue to work on additional issues of the energy efficiency program design with participation by interested parties in various working groups that include utility performance incentives, on-bill financing, demand response and peak reduction and impacts on low-income and rental customers.

Potential Impacts: This PSC proceeding could result in opportunities for increased earnings from incentives associated with achieving energy efficiency targets or negative rate adjustments if the 70% performance criterion is not met.  No prediction can be made regarding the final outcome of this matter, however, any earnings variations are not likely to be material.

REQUESTS FOR DEFERRAL OF INCREMENTAL COSTS
(Case 09-M-0009 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Incremental Costs Related to the December 11, 2008 Ice Storm)

Background and Impact:  In December 2008, Central Hudson filed a petition with the PSC seeking approval to defer certain incremental and material storm restoration expenses resulting from a severe ice storm in December 2008 that disrupted service to approximately 72,000 of Central Hudson’s customers.  The initial petition sought PSC authorization to defer $3.1 million of incremental expenses at December 31, 2008.  An updated schedule showing total costs incurred at $3.3 million was provided to the PSC as of March 31, 2009.  The PSC authorized the deferral request and agreed that the incremental storm costs would be included on the electric offset list for the rate year in Central Hudson’s rate increase proceeding which was discussed earlier in this section.

(Case 09-M-0140 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Bad Debt Net Write-Off Expense for the Year Ended December 31, 2008)

Background and Impact:  In February 2009, Central Hudson filed a petition with the PSC seeking approval to defer $1.28 million of incremental electric and $541,000 of gas net bad debt write-off expense incurred during the twelve months ended December 31, 2008 over the amounts provided for in rates during that period.  In an Order issued August 24, 2009, the Commission granted authority to defer the gas incremental bad debt write-off expense of $541,000, but denied the Company’s deferral request for the electric incremental expense on the basis that it did not meet the Commission’s materiality standard for deferral.

(Case 09-G-0139 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Gas Leak Repairs Expense for the Year Ended December 31, 2008)
Background and Impact:  In February 2009, Central Hudson filed a petition with the PSC seeking approval to defer $479,000 of incremental gas non-labor expense related to leak repairs incurred during the twelve months ended December 31, 2008 over the amounts provided for in rates during that period.  In an Order issued August 20, 2009, the Commission denied the Company’s request concluding that the request did not meet the Commission’s requirement that an item must be extraordinary in nature, in order to qualify for deferral accounting treatment.

(Case 09-M-0788 – Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Gas Debt Net Write-Off Expense for the Twelve Months Ended June 30, 2009)

Background:  In October 2009, Central Hudson filed a petition with the PSC seeking approval to defer $2.339 million of incremental electric and $447,000 of incremental gas net bad debt write-off expense incurred during the twelve months ended June 30, 2009 (Rate Year 3 of the 2005 Rate Plan) over the amounts provided for in our rates during that time period and over the gas deferral amount provided in Case 09-M-0140.

Potential Impacts: The $2.786 million of incremental gas and electric net bad debt write-off expenses were reflected in Central Hudson’s earnings and cash flows in 2008 and 2009.  This PSC proceeding could result in deferral of these incremental uncollectible expenses which would result in an increase in earnings and upon future recovery, an increase in cash flows.  Central Hudson believes it has made a strong demonstration in support of its deferral request and given recent Commission decisions with positive outcomes regarding the ice storm and the gas portion of the 2008 net bad debt deferral petition; however, Management cannot predict the outcome of this filing.

ADVANCED METERING INFRASTRUCTURE
(Case 09-M-0074 - Proceeding on Matter of Advanced Metering Infrastructure)

Background:  On February 13, 2009, the PSC issued an Order establishing minimum functional requirements for Advanced Metering Infrastructure (“AMI”) in New York State and creating a process for the development of a generic approach to the benefit/cost analysis of AMI.  The February 13th Order directs Central Hudson to file an AMI pilot program within 60 days.  The filing requirements set forth by the PSC in the Order were designed to put utilities on track to potentially receive federal financial assistance that may become available under the American Recovery and Reinvestment Act of 2009’s (“ARRA”) Department of Energy (“DOE”) administered program for Electricity Delivery and Energy Reliability (“EDER”).  The DOE may provide grants to successful applicants under the EDER program in an amount equal to not more than 50% of the costs of qualifying investments.

Notable Activity:

2009
•	On April 14, 2009 Central Hudson filed its AMI and Smart Grid Proposal with the PSC.
•
On April 14, 2009, the PSC issued its “Proposed Framework for the Benefit-Cost Analysis of Advanced Metering Infrastructure”.  A Notice Seeking Comment on the proposal was also issued directing parties to file comments on the generic benefit-cost framework by June 15, 2009.

•	The Company filed comments on June 15, 2009.
•
In an AMI / ARRA Order issued July 27, 2009, the Commission approved the Company’s project proposals, which allows the Company to demonstrate on application to the DOE, a ratepayer commitment, through cost recovery via a surcharge, for the portion of eligible project costs not covered by the DOE grant.  This PSC funding approval was necessary for the Company to proceed with its DOE filing.

•	On August 4, 2009, Central Hudson submitted its grant application with the DOE.
•	On October 27, 2009, the DOE notified Central Hudson that the Company’s application submitted in response to the Smart Grid Investment Grant funding opportunity was not selected for award.
•	The Company is currently reviewing and reconsidering its AMI / Smart Grid position. No prediction can be made regarding future steps at this time.

THE ARRA PROJECT FUNDING
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
•
Regulated utilities, New York Power Authority (“NYPA”), Long Island Power Authority (“LIPA”), NYSERDA and NYISO, along with other parties have been discussing potential collaborative project filings, some of which are in development.

•	The ARRA funding in some cases only covers a portion of the project costs and therefore will require other funding sources which may include ratepayer funds for which PSC approval is required.
•	Central Hudson submitted its current project list to PSC on April 17, 2009 and filed its updated stimulus plans with the PSC on July 2, 2009.
•
In an AMI / ARRA Order issued July 27, 2009, the Commission approved the Company’s project proposals, which allows the Company to demonstrate on application to the DOE, a ratepayer commitment, through cost recovery via a surcharge, for the portion of eligible project costs not covered by the DOE grant.  This PSC funding approval was necessary for the Company to proceed with its DOE filing.

•	On August 4, 2009, Central Hudson submitted its grant application with the DOE.
•	On October 27, 2009, the DOE notified Central Hudson that the Company’s application submitted in response to the Smart Grid Investment Grant funding opportunity was not selected for award.
•	The Company is currently reviewing and reconsidering its AMI / Smart Grid position. No prediction can be made regarding future steps at this time.

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

Notable Activity:

2009
•	Central Hudson filed its petition on March 26, 2009.
•	An order approving the above requests was received on September 22, 2009.

Impacts:  Central Hudson’s ability to seek a higher level of committed credit will enable greater liquidity to support construction forecasts, known seasonality, volatile energy markets, adverse borrowing environments, and other unforeseen events.  The approval to issue and sell $250 million of long-term debt will support Central Hudson’s ability to finance its construction expenditures, refund maturing long-term debt, and potentially refinance $116 million of multi-modal long-term NYSERDA bonds, which are currently in auction rate mode.

CAPITAL RESOURCES AND LIQUIDITY

The growth of CH Energy Group's retained earnings in the nine months ended September 30, 2009, contributed to the increase in the book value per share of its Common Stock from $33.17 at December 31, 2008, to $33.27 at September 30, 2009.  Common equity comprised 49.9% of total capital (including short-term debt) at September 30, 2009, a decrease from 51.6% at December 31, 2008.  Book value per share at September 30, 2008 was $33.00 and the common equity ratio was 52.2%.

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

Central Hudson’s cash flows from operating activities reflect principally its energy deliveries and costs of operations.  Variations in the volume of energy deliveries are primarily driven by factors external to Central Hudson, such as weather and economic conditions, including the price of energy and the resulting changes in customer usage.  Prices at which Central Hudson delivers energy to its customers are determined in accordance with rate plans approved by the PSC.  In general, changes in the cost of purchased electricity and natural gas may affect the timing of cash flows but do not directly impact net income, as these costs are fully recoverable through Central Hudson’s electric and natural gas cost adjustment mechanisms.  Higher energy prices also increase accounts receivable, which along with generally unfavorable economic conditions, can have an impact on customers’ ability to pay their bills on time, potentially resulting in a higher number of uncollectible accounts and an unfavorable impact on cash flows and results of operations.  Also, changes in energy prices and other factors may cause customers to use more or less energy than projected in the current rate plan.  Under the terms of the current rate plan, such variations are deferred for future recovery from or refund to customers. If the deferral amounts reach $4.0 million for electric delivery revenue and $2.0 million for natural gas delivery, recovery or refund will begin, allowing recovery or refunding of the balance over the subsequent twelve months. These trigger points limit the cash impact of such sales variations, although the timing of these cash flows may differ from those that would have been received from actual sales.

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

CH ENERGY GROUP - CASH FLOW SUMMARY

Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Nine Months Ended September 30,
	2009	2008
Net Cash Provided By/(Used In):
Operating Activities	$121.0	$78.7
Investing Activities	(97.4)	(67.2)
Financing Activities	8.8	(11.5)
Net change for the period	32.4	-
Balance at beginning of period	19.8	11.3
Balance at end of period	$52.2	$11.3

CH Energy Group’s cash and cash equivalents increased by $32.4 million for the nine months ended September 30, 2009 and remained flat for the nine months ended September 30, 2008.  For each of these periods, CH Energy Group’s working capital needs were provided by cash from operations and supplemented seasonally with short-term financing as needed.  Capital expenditures, investments and dividends in both years, as well as acquisitions in 2008, were partially funded with cash from operations in excess of expenses and working capital needs.  The remainder of the funding for investing activities was provided by long-term debt issued by Central Hudson and CH Energy Group and supplemented in 2008 with proceeds from the sale of short-term investments.

Net cash provided by operations was $121.0 million and $78.7 million for the nine months ended September 30, 2009 and 2008, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs for each year, particularly in 2009 when lower energy prices resulted in a significant return of working capital.  In the third quarter of 2009, Central Hudson paid $17.7 million to the PSC for a new tax surcharge instituted in April 2009.  This charge represented a full year assessment, however, only $3.1 million of this surcharge has been collected from customers to date.  The remainder, which is being collected over the next six months, increased Central Hudson’s working capital needs in the current period, requiring financing.  Central Hudson also paid $1.1million to the PSC for the bi-annual general assessment, of which $0.2 million has been collected to date.  In March 2010, Central Hudson will begin making bi-annual installments of approximately $8.9 million for this surcharge and will collect the amounts from customers on an on-going basis.

Net cash used in investing activities was $97.4 million and $67.2 million in the nine months ended September 30, 2009 and 2008, respectively.  Cash was used primarily to fund investments in Central Hudson’s electric and natural gas systems.  In June 2009, Central Hudson closed on the purchase of certain real-estate in Kingston, NY resulting in an increase of approximately $13 million to plant additions and a reduction to liabilities.  Other increases in capital expenditures at Central Hudson in the current year relate primarily to maintenance and proactive repairs to transmission and distribution infrastructure.  In 2008, cash was also used for acquisitions made by Griffith and was partially offset by proceeds from the liquidation of short-term investments held by the holding company.

Net cash provided by (used in) financing activities was $8.8 million and ($11.5) million for the nine months ended September 30, 2009 and 2008, respectively.  Financing activities have consistently included dividends of $25.6 million.  In 2008, the use of cash overdraft due to increased interest rates at Central Hudson and the proceeds of short-term debt at Griffith were used to supplement working capital needs and to pay dividends in 2008.  Central Hudson’s and Griffith’s cash flows benefited from lower energy prices in the first 9 months of 2009.  Cash from operations in excess of expenses and working capital needs was used to repay short-term borrowings in 2009 and redeem Central Hudson’s long-term debt of $20.0 million at maturity in January 2009.  In addition, CH Energy Group sold $50 million of 5-year notes in the second quarter of 2009 to provide long-term debt financing for CHEC.  Central Hudson issued $24 million of 30-year notes in September 2009, the proceeds of which were used primarily for the repayment of short-term debt incurred as interim financing for capital expenditures.

CENTRAL HUDSON - CASH FLOW SUMMARY

Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Nine Months Ended September 30,
	2009	2008
Net Cash Provided By/(Used In):
Operating Activities	$89.2	$57.0
Investing Activities	(89.8)	(59.4)
Financing Activities	19.4	(1.0)
Net change for the period	18.8	(3.4)
Balance at beginning of period	2.5	3.6
Balance at end of period	$21.3	$0.2

Central Hudson’s cash and cash equivalents increased by $18.8 million and decreased by $3.4 million for the nine months ended September 30, 2009 and 2008, respectively.  For each of these periods, Central Hudson’s working capital needs were provided by cash from operations and supplemented seasonally with short-term financing as needed.  Cash from operations in excess of expenses and working capital needs provided partial funding for capital expenditures in both 2009 and 2008.  The remainder of the funding for capital expenditures was provided by an equity investment from CH Energy Group and long-term debt issued by Central Hudson.

Net cash provided by operations was $89.2 million and $57.0 million for the nine months ended September 30, 2009 and 2008, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs in both periods, particularly in 2009 when lower energy prices resulted in a significant return of working capital.    In the third quarter of 2009, Central Hudson paid $17.7 million to the PSC for a new tax surcharge instituted in April 2009.  This charge represented a full year assessment, however, only $3.1 million of this surcharge has been collected from customers to date.  The remainder, which is being collected over the next six months, increased Central Hudson’s working capital needs in the current period, requiring financing.  Central Hudson also paid $1.1 million to the PSC for the bi-annual general assessment, of which $0.2 million has been collected to date.  In March 2010, Central Hudson will begin making bi-annual installments of approximately $8.9 million for this surcharge and will collect the amounts from customers on an on-going basis.

Net cash used in investing activities of $89.8 million and $59.4 million in the nine months ended September 30, 2009 and 2008, respectively, was primarily for investments in its electric and natural gas systems.  In June 2009, Central Hudson closed on the purchase of certain real-estate in Kingston, NY resulting in an increase of approximately $13 million to plant additions and a reduction to liabilities.  Other increases in capital expenditures at Central Hudson in the current year relate primarily to maintenance and proactive repairs to transmission and distribution infrastructure.

Net cash provided by (used in) financing activities was $19.4 million and ($1.0) million in the nine months ended September 30, 2009 and 2008, respectively.  During these periods, Central Hudson retained its net income to invest in its transmission and distribution systems.  In 2008, the repayment of $6.0 million of short term debt was partially offset by the use of a temporary cash overdraft of $5.8 million, which was the preferred financing mechanism due to increased interest rates on short-term debt.  Central Hudson’s cash flow benefited from lower energy prices in the first nine months of 2009.  Cash from operations in excess of expenses and working capital needs were used to repay short-term borrowings in 2009 and redeem its long-term debt of $20.0 million at maturity in January 2009.  Additionally, an investment of $25.0 million from CH Energy Group in April of 2009 and the proceeds from the issuance of $24 million of 30-year notes supplemented the funding of capital expenditures.

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

No common stock was repurchased during the nine months ended September 30, 2009.

CAPITALIZATION – EQUITY INVESTMENT

In April 2009, CH Energy Group invested $25 million in Central Hudson, which was recorded as additional paid-in capital.  Central Hudson paid no common stock dividends in the first nine months of 2009 and expects to maintain its current equity ratio of 48%, excluding short-term debt.

CAPITALIZATION – ISSUANCE OF TREASURY STOCK

Effective January 26, 2009, CH Energy Group granted 2,930 restricted shares to certain officers and key employees of Griffith.  Effective October 1, 2009, CH Energy Group granted 14,375 restricted shares to a new CH Energy Group executive officer.  These restricted shares granted were issued from CH Energy Group’s treasury stock.

On May 1, 2009, performance shares earned as of December 31, 2008 for the award cycle with a grant date of April 25, 2006 were issued to participants.  Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group’s treasury stock.  A total of 4,560 shares were issued from CH Energy Group’s treasury stock on May 1, 2009.  Additionally, due to the retirement of one of Central Hudson’s executive officers on January 1, 2009, a pro-rated number of shares under the January 25, 2007 and January 24, 2008 grants were paid to this individual on July 2, 2009.  An additional 294 shares were issued from CH Energy Group’s treasury stock on this date in satisfaction of these awards.

For further information regarding the above equity compensation, see Note 11 – “Equity Based Compensation” of this Quarterly Report on Form 10-Q.  The Company intends to continue to utilize shares issued from CH Energy Group’s treasury stock for the payout of future performance awards.

CONTRACTUAL OBLIGATIONS

Other contractual obligations and commitments of CH Energy Group are disclosed in Note 12 – “Commitments and Contingencies” of this Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, legislative requirements, regulatory considerations, and available corporate resources.  The amount of the Retirement Plan’s liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Central Hudson considers the provisions of the Pension Protection Act of 2006 in determining its funding for the Retirement Plan for the near-term and future periods.  Despite recent gains in the financial markets, Central Hudson cannot predict the funding impact of these gains on the Plan because the annual valuation driving contributions was performed as of October 1, 2008, the Retirement Plan year-end and has not been updated for the current plan year at this time.  Funding for the Retirement Plan totaled $14.6 million and $12.5 million for the nine months ended September 30, 2009 and 2008, respectively.  On October 15, 2009, Central Hudson made an additional contribution of $8.0 million to the Retirement Plan.  Central Hudson does not anticipate making any additional contributions to the Retirement Plan in 2009.

Employer contributions for OPEB plans were $1.3 million during the nine months ended September 30, 2009 and $4.2 million during the nine months ended September 30, 2008.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes and corporate resources.  Funding for the remainder of 2009 is expected to be approximately $2.2 million.

Adverse conditions in the economy and financial markets over the past year, significantly reduced the values of the assets held in the Retirement Plan and the OPEB Plans, and had a negative impact on the funded status of the plans.  If future market conditions do not improve sufficiently to offset these changes, additional contributions will likely be required in future years.  Management expects that such contributions will be incorporated in Central Hudson’s rate making process over time.  Central Hudson has investment policies for these plans, which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility.  Management cannot currently predict what impact the recent performance of the financial markets may have on the expected rate of return on plan assets or on future funding decisions.

FINANCING PROGRAM

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  Significant capacity remains on CH Energy Group’s and Central Hudson’s committed credit facilities.  Central Hudson’s strong investment-grade credit ratings help facilitate access to long-term debt.  However, Management can make no assurance in regards to the continued availability of financing or the terms and costs.  With the exception of the use of treasury shares for several restricted share grants and performance share awards earned, no significant equity issuance is currently planned for 2009.  CH Energy Group Common Stock has maintained a market premium to its book value.

At September 30, 2009, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and Key Bank National Association.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

At September 30, 2009, CH Energy Group, on a consolidated basis, had $41.0 million of short-term debt and had cash and cash equivalents of $52.2 million.

CH Energy Group has a $150 million revolving credit facility with several commercial banks.  As of September 30, 2009 and December 31, 2008, there were no borrowings under this CH Energy Group revolving credit facility.  As of September 30, 2008, under this facility $15.0 million was outstanding.

Central Hudson maintains a revolving credit facility with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012.  As of September 30, 2009 and December 31, 2008, there were no borrowings under this facility.  As of September 30, 2008, Central Hudson’s outstanding loan balance under this agreement was $15 million.

Central Hudson also maintains certain uncommitted lines of credit that diversify its sources and provide competitive options to minimize its cost of short-term debt.  As of September 30, 2009, $17.0 million was outstanding under these lines of credit.  As of December 31, 2008 and September 30, 2008, Central Hudson’s outstanding balance on these lines of credit, in aggregate, was $25.5 million and $21.5 million, respectively.

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).4  On September 9, 2009, Moody’s downgraded Central Hudson’s senior unsecured debt and issuer ratings to ‘A3’ from ‘A2’. Moody’s has stated that the downgrade was due to weakness in the company’s financial performance through the year ended June 30, 2009.  Moody’s maintained the outlook at negative to reflect the current weakness in financial metrics and the company’s ongoing need for rate relief to support planned capital expenditures.  The downgrade is not expected to have a material impact on Central Hudson’s financial performance.

In January 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital.  As of April 30, 2009, Griffith allowed its uncommitted line of credit to expire.  As of December 31, 2008, there were borrowings under this facility of $10.0 million. As of September 30, 2008, there were no borrowings under this facility. Griffith may seek to replace the credit line with credit from a commercial bank or an intercompany borrowing agreement with CH Energy Group.

CH Energy Group and Central Hudson believe they will be able to meet their reasonably likely short-term and long-term cash requirements, assuming that Central Hudson’s future rate plans reflect the costs of service, including a reasonable return on invested capital.

On March 27, 2009, Central Hudson filed with the Public Service Commission of the State of New York a Financing Petition seeking authorization to increase its multi-year committed credit to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.  An order was issued on September 22, 2009. The order authorizes Central Hudson to seek a higher level of committed credit, which will enable greater liquidity to support construction forecasts, known seasonality, volatile energy markets, adverse borrowing environments, and other unforeseen events. Additionally, the approval to issue and sell $250 million of long-term debt will support Central Hudson’s ability to finance its construction expenditures, refund maturing long-term debt, and potentially refinance $115.9 million of multi-modal long-term NYSERDA bonds, which are currently in auction rate mode.  Central Hudson plans to register a new series of bonds pursuant to the authority granted by the PSC.

______________________________
4 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA.  These NYSERDA bonds, totaling $166 million, are insured by Ambac.  The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A3’/negative by Moody’s.5

Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008.  Under the terms of the applicable indenture, the bonds were converted to a fixed rate of 6.5%, which will continue until their maturity in December 2028.

Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode.  Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a dutch auction.  Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008.  Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period.  Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed.  As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture.  Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process.  For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction as 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent.  In the third quarter of 2009, the average maximum rate applicable on the bonds was 0.65%.  In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings.  To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt.  Effective April 1, 2009, Central Hudson entered into a one-year rate cap with Key Bank National Association to protect against unexpected short-term interest rate increases.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of variable rate 1999 NYSERDA Bonds.  Central Hudson would receive a payout if the bonds reset at rates above 4.375%.

__________________________________________
5 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

In the second quarter of 2009, CH Energy Group privately placed exempt from registration under the Securities Act of 1933, $50 million of senior unsecured notes.  The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014.  CH Energy Group completed the sale of $35 million in principal amount of the notes on April 17, 2009, and $15 million in principal amount on June 15, 2009.  CH Energy Group will use the proceeds from the sale of the notes to repay short-term debt and for general corporate purposes.

On September 30, 2009, Central Hudson issued $24 million of 30-year, 5.80% Series F notes. The proceeds from this issuance will be used for general corporate purposes including the pay down of short-term debt outstanding, funding construction expenditures and working capital requirements.  Central Hudson has $20 million remaining on its Series F notes, but does not expect to issue additional notes in 2009.

For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 7 – “Short-term Borrowing Arrangements”, Note 8 – “Capitalization – Common and Preferred Stock”, and Note 9 – “Capitalization – Long-term Debt” to the Financial Statements of the Corporations’ 10-K Annual Report.

EARNINGS PER SHARE

The following discussion and analyses include explanations of significant changes in revenues and expenses between the quarters and nine month ended September 30, 2009, and September 30, 2008, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

The discussions and tables below present the change in earnings of CH Energy Group’s business units in terms of earnings for each share of CH Energy Group’s Common Stock.  Management believes this presentation is useful because these business units are each wholly owned by CH Energy Group.  This information is considered a non-GAAP financial measure and not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  A reconciliation of each business unit’s earnings per share to CH Energy Group’s earnings per share, determined on a consolidated basis, is included in the table below.

CH ENERGY GROUP CONSOLIDATED

Earnings per Share (Basic)
	Three Months Ended September 30,
	2009	2008	Change
Central Hudson - Electric	$0.62	$0.49	$0.13
Central Hudson - Natural Gas	(0.07)	(0.12)	0.05
Griffith	(0.22)	(0.28)	0.06
Other Businesses and Investments	0.01	0.09	(0.08)
	$0.34	$0.18	$0.16

	Nine Months Ended September 30,
	2009	2008	Change
Central Hudson - Electric	$1.12	$1.11	$0.01
Central Hudson - Natural Gas	0.27	0.24	0.03
Griffith	0.28	(0.08)	0.36
Other Businesses and Investments	0.04	0.24	(0.20)
	$1.71	$1.51	$0.20

Earnings for CH Energy Group totaled $0.34 per share in the third quarter of 2009, versus earnings of $0.18 per share in the same period of 2008. Year-to-date earnings were $1.71 per share, as compared to $1.51 per share during the first nine months of 2008.

New electric and natural gas delivery rates and the RDMs that took effect July 1, 2009 enable Central Hudson to better recover the costs incurred to provide safe and reliable service to customers and provide an opportunity to achieve a higher level of shareholder return.  Prior to July 1, 2009, Central Hudson’s earnings were negatively impacted by actual sales volumes that were significantly below the projected levels in the 2006 Rate Order.  However, the favorable impacts of weather in the first quarter of 2009 outweighed the lower use per customer in 2009 prior to the implementation of the RDMs.

Third quarter 2009 results by business unit were as follows:

CENTRAL HUDSON

Earnings per Share (Basic)
	Three Months Ended September 30,
	2009	2008	Change
Electric	$0.62	$0.49	$0.13
Natural Gas	(0.07)	(0.12)	0.05
	$0.55	$0.37	$0.18

Earnings from Central Hudson's electric and natural gas operations increased $0.18 per share in the three months ended September 30, 2009 compared to the same period in 2008 due to the following:

Regulatory Mechanisms and Unusual Events:
Uncollectible deferral	$0.03
Rate Orders	0.43
Weather impact on sales (including hedging)	(0.08)
Weather normalized sales	(0.05)
Higher uncollectible accounts	(0.05)
Higher depreciation	(0.03)
Higher property and other taxes	(0.02)
Lower tree trimming	0.01
Higher interest expense and carrying charges	(0.01)
Higher storm restoration expense	(0.01)
Other	(0.04)
$0.18

	Nine Months Ended September 30,
	2009	2008	Change
Electric	$1.12	$1.11	$0.01
Natural Gas	0.27	0.24	0.03
	$1.39	$1.35	$0.04

Central Hudson’s earnings increased $0.04 per share in the first nine months of 2009 compared to the same period in 2008, due to the following:

Regulatory Mechanisms and Unusual Events:
Uncollectible deferral	$0.03
Cable attachment rents in 2008	(0.03)
Rate Orders	0.52
Weather impact on sales (including hedging)	(0.02)
Weather normalized sales	(0.13)
Higher uncollectible accounts	(0.15)
Higher depreciation	(0.10)
Higher property and other taxes	(0.05)
Higher tree trimming	(0.03)
Higher interest expense and carrying charges	(0.06)
Lower storm restoration expense	0.07
Other	(0.01)
$0.04

Central Hudson's contribution to earnings per share was $0.55 per share, $0.18 per share higher than the third quarter of 2008.  New electric and natural gas delivery rates and the RDMs that took effect July 1, 2009 provided an increase of $0.43 per share over the third quarter of 2008.  This increase covered the increased operating expenses and negative impacts that both weather and the weak economy had on sales in the third quarter of 2009 as compared to 2008.  Cooler summer weather compared to the same quarter of the prior year resulted in a decrease in earnings of $0.08 per share.  Management believes that the decrease in use per customer, which reduced earnings $0.05 per share, and the increase in uncollectible expense which reduced earnings by $0.05 per share are both indicative of the weak economy.

Year-to-date, Central Hudson has earned $1.39 per share compared to $1.35 per share posted for the first nine months of 2008.  The positive effect on year-to-date earnings of the rate orders that took effect July 1, 2009 and July 1, 2008, as well as lower storm restoration expenses, was largely offset by higher expenses during the first nine months of 2009 and the impact of lower sales volumes prior to the implementation of the RDMs.

GRIFFITH

Earnings per Share (Basic)
	Three Months Ended September 30,
	2009	2008	Change
	$(0.22)	$(0.28)	$0.06

Griffith’s earnings increased $0.06 per share in the three months ended September 30, 2009 compared to the same period in 2008 due to the following:

Margin on petroleum sales and services	$0.03
Weather normalized sales (including conservation)	(0.05)
Weather impact on sales (including hedging)	0.01
Operating expenses	0.03
Acquisitions(1)	0.01
Other	0.03
$0.06

Nine Months Ended September 30,
2009	2008	Change
$0.28	$(0.08)	$0.36

Griffith’s earnings increased $0.36 per share in the first nine months of 2009 compared to 2008, due to the following:

Margin on petroleum sales and services	$0.28
Weather normalized sales (including conservation)	(0.25)
Weather impact on sales (including hedging)	0.15
Operating expenses	0.08
Acquisitions(1)	0.03
Other	0.07
$0.36

(1)	For the purposes of the above charts, “Acquisitions” reflects the incremental affect of acquisitions made by Griffith in 2008.

Griffith posted a loss of $0.22 per share in the third quarter of 2009, a $0.06 per share improvement over the third quarter of 2008.  This quarterly loss is expected due to the seasonal nature of Griffith’s fuel delivery business.  The improvement in Griffith’s results over the same quarter of the prior year was due largely to a reduction in operating expenses.

Year-to-date, Griffith has earned $0.28 per share compared to a loss per share of $0.08 posted for the first nine months of 2008.  Griffith’s $0.36 per share improvement in earnings was due primarily to increased margins on the sale of petroleum products, colder winter weather and reduced operating expenses in the first nine months of 2009 as compared to 2008, partially offset by a reduction in sales volume as a result of customer conservation.

OTHER BUSINESSES AND INVESTMENTS

Earnings per Share (Basic)
	Three Months Ended September 30,
	2009	2008	Change
	$0.01	$0.09	$(0.08)

The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the three months ended September 30, 2009 compared to the same period in 2008 is due to the following:

Lyonsdale investment	$0.01
Holding company interest expense	(0.03)
Higher income taxes	(0.03)
Other	(0.03)
$(0.08)

Nine Months Ended September 30,
2009	2008	Change
$0.04	$0.24	$(0.20)

The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the first nine months of 2009 compared to the same period in 2008 is due to the following:

Buckeye investment	$(0.05)
Lyonsdale investment	(0.04)
Holding company interest expense	(0.05)
Higher income taxes	(0.02)
Other	(0.04)
$(0.20)

CH Energy Group (the holding company) and CHEC’s partnerships and other investments contributed earnings of $0.01 per share toward corporate earnings in the third quarter of 2009, a decrease of $0.08 per share from the same period in 2008.  This reduction in earnings is primarily the result of higher income taxes and interest expense incurred by the holding company.

Year-to-date earnings per share for these business units totaled $0.04 per share compared to $0.24 per share posted for the first nine months of 2008.  Year-to-date results were impacted by an equipment repair that necessitated taking the Lyonsdale facility off line for several weeks in the second quarter of 2009.  The plant is back on line with an improved capacity factor as a result of the repair.  Year-to-date earnings were also reduced by $0.05 per share due to a reserve recorded in the first quarter of 2009 related to an ethanol development project of CHEC.  The reserve represents the full amount of the note receivable investment for development expenditures and this project represented CHEC’s only current early-stage development project.  Higher interest expense at the holding company also contributed to the reduction in earnings for the first nine months of 2009 as compared to 2008.

RESULTS OF OPERATIONS

CENTRAL HUDSON

The following discussions and analyses include explanations of significant changes in revenues and expenses between the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Over/(Under) same period		Over/(Under) same period
	in 2008		in 2008
	Amount	Percent	Amount	Percent
Operating Revenues	$(45,846)	(23)%	$(69,469)	(11)%

Operating Expenses:
Purchased electricity, fuel andnatural gas	(63,003)	(49)%	(93,458)	(24)%
Depreciation and amortization	449	6%	1,633	7%
Other operating expenses	11,479	24%	18,919	13%
Total Operating Expenses	(51,075)	(28)%	(72,906)	(13)%
Operating Income	5,229	33%	3,437	7%
Other Income, net	(590)	(55)%	(2,306)	(60)%
Interest Charges	(92)	(1)%	(336)	(2)%
Income Before Income Taxes	4,731	45%	1,467	4%
Income Taxes	1,987	46%	850	6%
Net Income	$2,744	45%	$617	3%

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

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three and nine months ended September 30, 2009, compared to the same period in 2008.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Effective July 1, 2009, Central Hudson’s delivery rate structure includes a revenue decoupling mechanism which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on the Company’s earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.

Actual Deliveries
	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Increase/(Decrease) from		Increase/(Decrease) from
	same period in 2008		same period in 2008
	Electric	Natural Gas	Electric	Natural Gas
Residential	(10)%	4%	(4)%	2%
Commercial	(7)%	3%	(5)%	3%
Industrial and other(1)	(11)%	(15)%	(9)%	(15)%
Total Deliveries	(9)%	(3)%	(5)%	(1)%

(1)	Includes interruptible natural gas deliveries.

Weather Normalized Deliveries
	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Increase/(Decrease) from		Increase/(Decrease) from
	same period in 2008		same period in 2008
	Electric	Natural Gas	Electric	Natural Gas
Residential	(3)%	1%	(2)%	(1)%
Commercial	(5)%	1%	(4)%	1%
Industrial and other (2)	(11)%	(15)%	(9)%	(15)%
Total Deliveries	(6)%	(4)%	(4)%	(3)%

(2)	Excludes interruptible natural gas deliveries.
Note:
Due to a warming trend in actual weather over the past 30 years, Central Hudson developed linear trend normal weather values for its electric and natural gas businesses.  This trend analysis has resulted in approximately 330 and 300 fewer heating degree days compared to a rolling 30-year average for electric and natural gas, respectively.  In the third quarter, Central Hudson began using a 10-year average consistent with the weather normalization calculation reflected in the 2009 Rate Order.  The 10-year average calculation resulted in approximately 270 and 232 fewer heating degree days compared to a rolling 30-year average for electric and natural gas, respectively.

Electric deliveries to residential customers during the three and nine months ended September 30, 2009 were negatively impacted by lower use per customer, as well as the cooler than normal weather, compared to the same periods in 2008.

Natural gas deliveries to residential customers increased for both the three and nine months ended September 30, 2009 as compared to 2008.  Use per customer increased slightly for the three months ended September 30, 2009 as compared to the same period of 2008, however on a year-to-date basis our use per customer is still down from the same period in the prior year.  The cooler than normal weather in the three and nine month period ended September 30, 2009, favorably impacted deliveries to residential customers and outweighed the unfavorable impacts of lower use per customer for the nine month period ended September 30, 2009 as compared to 2008.

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

Change in Central Hudson Revenues
(In Thousands)
	Three Months Ended September 30, 2009
	Increase/(Decrease) from same period in 2008
	Electric	Natural Gas	Total
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$(54,476)	$(4,973)	$(59,449)
Sales to others for resale	(920)	(2,853)	(3,773)
Other revenues with matching offsets	8,893	574	9,467
Subtotal	(46,503)	(7,252)	(53,755)

Revenues Impacting Earnings:
Customer sales	1,244	1,330	2,574
RDM and other regulatory mechanisms	5,557	(103)	5,454
Finance charges	(118)	33	(85)
Weather-hedging contracts	(438)	-	(438)
Other revenues	(58)	462	404
Subtotal	6,187	1,722	7,909

Total	$(40,316)	$(5,530)	$(45,846)

	Nine Months Ended September 30, 2009
	Increase/(Decrease) from same period in 2008
	Electric	Natural Gas	Total
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$(84,995)	$(7,924)	$(92,919)
Sales to others for resale	(379)	(789)	(1,168)
Other revenues with matching offsets	14,530	1,374	15,904
Subtotal	(70,844)	(7,339)	(78,183)

Revenues Impacting Earnings:
Customer sales	2,069	1,668	3,737
RDM and other regulatory mechanisms	4,563	136	4,699
Pole attachments and other rents	(639)	-	(639)
Finance charges	110	189	299
Other revenues	117	501	618
Subtotal	6,220	2,494	8,714

Total	$(64,624)	$(4,845)	$(69,469)

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

Electric revenues decreased in the three and nine months ended September 30, 2009, as compared to the same periods in 2008, due to lower energy cost adjustment revenues resulting from both lower wholesale prices and lower delivery volumes.  These decreases were partially offset by an increase in other revenues with matching expense offsets resulting from an increase in rates related to increased pension costs, New York State (“NYS”) energy efficiency programs and a new tax surcharge implemented by the PSC. The reasons for the increase in revenues with matching expense offsets are discussed in more detail under operating expenses.  The decrease in energy cost adjustment revenues was also partially offset by the impact of the increase in delivery rates on customer sales and the RDM, both of which became effective July 1, 2009.

Natural gas revenues decreased for the three and nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to a decrease in energy cost adjustment revenues driven by lower net gas costs, as well as lower revenues from gas sales to others for resale.  These decreases were partially offset by the impact of the increase in delivery rates on customer sales which became effective in the third quarter of 2009.  An increase in other revenues with matching offsets resulting from increased rates for pension, energy efficiency programs and the new tax surcharge also offset the decrease in energy cost adjustment revenues for the nine months ended September 30, 2009.

Operating Expenses

The most significant elements of Central Hudson’s operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson’s energy cost adjustment mechanisms.  Additionally, there are other costs that are matched to revenues largely from customer billings, notably the cost of NYS energy efficiency programs, PSC tax surcharge, pensions and OPEBs.

Total utility operating expenses decreased 28% and 13% for the three and nine months ended September 30, 2009, compared to the same periods in 2008.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Increase / (Decrease) from	Increase / (Decrease) from
	same period in 2008	same period in 2008
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$(55,396)	$(85,374)
Purchased natural gas	(7,826)	(8,713)
Pension	4,016	3,754
PSC tax surcharge	3,084	3,084
NYS energy programs	2,624	8,574
Other matched expenses	(257)	492
Subtotal	(53,755)	(78,183)

Other Expense Variations:
Tree trimming	(357)	677
Uncollectible expense	1,117	3,180
Uncollectible deferral	(541)	(541)
Purchased natural gas incentive arrangements	219	629
Storm restoration expenses	265	(1,848)
Depreciation and amortization	449	1,633
Other expenses	1,528	1,547
Subtotal	2,680	5,277

Total Decrease in Operating Expenses	$(51,075)	$(72,906)

(1)	Includes expenses that, in accordance with the 2006 Rate Order and the 2009 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.

In addition to the required adjustment to match revenues collected from customers, the variation in purchased electric and natural gas expense in the first three and nine months of 2009 reflects the effects of lower wholesale prices for electricity and natural gas, as well as lower volumes delivered to electric customers.  The increase in pensions is due to an increase in the level of expenses recorded with a corresponding increase in revenues resulting from the increase in delivery rates that became effective July 1, 2009.  The increase in the PSC tax surcharge is due to a new tax surcharge instituted by the PSC in April 2009.  Effective July 1, 2009, the surcharge is being collected from customers and is expected to total approximately $18 million per year.  The increase in NYS energy program expenses relates to the costs of energy efficiency programs under the Energy Efficiency Portfolio Standard which began in October 2008, as well as, higher spending levels associated with other energy programs as authorized by the 2006 Rate Order.

The decrease in storm restoration costs for the first nine months of 2009 as compared to 2008 was the result of lower and less severe storm activity this year. Uncollectible expense increased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 which management believes is a result of the unfavorable economic conditions, particularly the rise in unemployment rates.

Other Income

Other income and deductions for Central Hudson for the three and nine months ended September 30, 2009, decreased $0.6 million and $2.3 million, respectively, compared to the same periods in 2008, primarily due to a decrease in regulatory carrying charges due from customers related to pension costs and regulatory adjustments resulting from changes in interest costs on Central Hudson’s variable rate long-term debt.  The latter adjustment offsets the decrease in interest on the variable rate debt, as discussed under the caption “Interest Charges.”

Interest Charges

 Central Hudson’s interest charges for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, decreased $0.1 million and $0.3 million, respectively.  Increases resulting from higher outstanding debt balances and increased carrying charges due to customers were offset primarily by a decrease in interest rates on variable rate notes and short-term borrowings.  The issuance of $30 million medium-term notes in November 2008 to finance capital improvements, and the redemption of $20 million medium-term notes in January 2009 resulted in a net increase in debt outstanding during the first three and nine months ended September 30, 2009, as compared to the same periods in 2008.  Lower working capital requirements as a result of decreasing energy prices at the end of 2008 and through the beginning of 2009 allowed Central Hudson to absorb the redemption of the long-term debt at its maturity in January 2009 without refinancing and to repay short-term borrowings, thereby, reducing its interest expense.  The increase in carrying charges due to customers was primarily related to an increase in the underlying reserve balance for other post-retirement benefits for the nine months ended September 30, 2009 and carrying charges beginning July 1, 2009 on the net regulatory electric liability set aside for future customer benefit for the three and nine months ended September 30, 2009.

Income Taxes

Income taxes for Central Hudson increased $2.0 million and $0.9 million for the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to an increase in pre-tax book income.

CH ENERGY GROUP

In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Over/(Under) same period		Over/(Under) same period
	in 2008		in 2008
	Amount	Percent	Amount	Percent
Operating Revenues	$(87,142)	(29)%	$(231,884)	(23)%

Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	(104,872)	(49)%	(262,529)	(36)%
Depreciation and amortization	564	6%	1,839	6%
Other operating expenses	10,268	15%	17,181	8%
Total Operating Expenses	(94,040)	(32)%	(243,509)	(25)%
Operating Income	6,898	74%	11,625	22%
Other Income, net	(1,662)	(117)%	(5,061)	(108)%
Interest Charges	655	10%	624	3%
Income before income taxes, non-controlling interest and preferred dividends of subsidiaries	4,581	104%	5,940	15%
Income Taxes	2,134	179%	3,050	22%
Net Income	2,447	77%	2,890	12%
Net loss attributable to non-controlling interest	(20)	(6)%	(270)	(32)%
Net income attributable to CH Energy Group	$2,467	86%	$3,160	13%

GRIFFITH

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual Deliveries
	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	% Change from same period in 2008	2009 Volumes as % of Total Volume	% Change from same period in 2008	2009 Volumes as % of Total Volume
Heating Oil
Base company volume(1)	12%	23%	3%	50%
Acquisitions volume(2)	(1)%	1%	1%	3%
Total Heating Oil	11%	24%	4%	53%

Motor Fuels
Base company volume	(14)%	75%	(17)%	45%
Acquisitions volume	-%	-%	-%	-%
Total Motor Fuels	(14)%	75%	(17)%	45%

Propane and Other
Base company volume	(40)%	1%	1%	2%
Acquisitions volume	-%	-%	-%	-%
Total Propane and Other	(40)%	1%	1%	2%

Total
Base company volume	(9)%	99%	(8)%	97%
Acquisitions volume	(1)%	1%	1%	3%
Total	(10)%	100%	(7)%	100%

(1)	For the purposes of this chart, “Base company” means Griffith as constituted at January 1, 2008 (i.e., without any impact from acquisitions made by Griffith in 2008).
(2)	For the purposes of this chart, “Acquisitions” represent the incremental effect of acquisitions made by Griffith in 2008.

Weather Normalized Deliveries
	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	% Change from same period in 2008	2009 Volumes as % of Total Volume	% Change from same period in 2008	2009 Volumes as % of Total Volume
Heating Oil
Base company volume(1)	4%	22%	(10)%	49%
Acquisitions volume(2)	(1)%	1%	1%	2%
Total Heating Oil	3%	23%	(9)%	51%

Motor Fuels
Base company volume	(14)%	76%	(17)%	47%
Acquisitions volume	-%	-%	-%	-%
Total Motor Fuels	(14)%	76%	(17)%	47%

Propane and Other
Base company volume	(47)%	1%	(11)%	2%
Acquisitions volume	-%	-%	1%	-%
Total Propane and Other	(47)%	1%	(10)%	2%

Total
Base company volume	(11)%	99%	(13)%	98%
Acquisitions volume	-%	1%	-%	2%
Total	(11)%	100%	(13)%	100%

(1)	For the purposes of this chart, "Base company" means Griffith as constituted at January 1, 2008 (i.e. without any impact from acquisitions made by Griffith in 2008).
(2)	For the purposes of this chart, "Acquisitions" represent the incremental effect of acquisitions made by Griffith in 2008.
Note:
Due to a warming trend in actual weather over the past 30 years, Griffith has developed a trend normal weather value.  This trend analysis has resulted in approximately 670 and 150 less heating degree days as compared to a standard 30-year average for Griffith's customers in the Northeast and Mid-Atlantic regions, respectively.  The above chart of weather normalized deliveries was determined using Griffith's trend normal weather value.

Sales of petroleum products decreased 10% and 7% in the three and nine months ended September 30, 2009 compared to the same periods in 2008.  The decrease was due primarily to a significant decrease in the sale of motor fuels related to the downturn in the economy and continued reduced consumption per residential heating oil customer.  This decrease was partially offset by an increase in the sale of heating oil due to colder weather in 2009 compared to 2008.  This increase was due to weather that was 16% colder in the first nine months of 2009 in comparison to 2008 as measured by heating degree days.  Degree-day variation is adjusted for the delay between the time the actual weather occurs, and the time of product delivery.

Revenues

Change in Griffith Revenues
(In Thousands)
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Increase / (Decrease) from same period in 2008	Increase / (Decrease) from same period in 2008
Heating Oil
Base company(1)	$(6,441)	$(54,750)
Acquisitions(2)	(355)	(786)
Total Heating Oil	$(6,796)	$(55,536)
Motor Fuels
Base company	$(33,603)	$(104,600)
Acquisitions	(86)	(160)
Total Motor Fuels	$(33,689)	$(104,760)
Service Revenues
Base company	$(248)	$(46)
Acquisitions	90	784
Total Service Revenues	$(158)	$738
Other
Propane	$(635)	$(909)
Weather-hedging contracts	-	(230)
Other	(254)	54
Total Other	$(889)	$(1,085)

Total Revenues	$(41,532)	$(160,643)

(1)	For the purposes of this chart, “Base company” means Griffith as constituted at January 1, 2008 (i.e., without any impact from acquisitions made by Griffith in 2008).
(2)	For the purposes of this chart, “Acquisitions” represents the incremental effect of acquisitions made by Griffith in 2008.

Revenues, net of the effect of weather hedging contracts, decreased in the three and nine months ended September 30, 2009 compared to the same periods in 2008, due primarily to a decrease in the selling price for both motor fuels and heating oil and a decline in sales volume for motor fuels.

Operating Expenses

For the three months ended September 30, 2009, operating expenses decreased $43.1 million, or 42%, from $103.5 million in 2008 to $60.4 million in 2009.  The cost of petroleum products decreased $41.7 million, or 51%, due to lower wholesale market prices and reduced sales volumes.

Other operating expenses decreased $1.4 million for the three months ended September 30, 2009 due primarily to reduced operating expenses associated with reduced sales volumes.

For the nine months ended September 30, 2009, operating expenses decreased $169.9 million, or 42%, from $403.6 million in 2008 to $233.7 million in 2009.  The cost of petroleum products decreased $167.8 million, or 50%, due primarily to lower wholesale market prices and reduced sales volumes.

Other operating expenses decreased $2.1 million for the nine months ended September 30, 2009 due primarily to reduced operating expenses associated with reduced sales volumes.

OTHER BUSINESSES AND INVESTMENTS

Revenues and Operating Expenses

The operating results of Lyonsdale and CH-Greentree are consolidated in the Consolidated Financial Statements of CH Energy Group.  These results for the three months ended September 30, 2009 compared to the same period in 2008 reflect an increase in operating revenues of $0.2 million and essentially no change in operating expenses with a net increase in CH Energy Group’s net income of $0.2 million.  This is primarily due to the inclusion of CH-Greentree revenues and the increased capacity at Lyonsdale resulting from the equipment repairs completed in the second quarter of 2009. CH-Greentree became operational in the third quarter of 2009.  Results for the nine months ended September 30, 2009 compared to the same period in 2008 reflect a decrease in operating revenues of $1.8 million and decreased total operating expenses of $1.0 million with a net decrease in CH Energy Group’s net income of $0.4 million.  This decrease is primarily attributable to the outage for equipment repairs at Lyonsdale in the second quarter of 2009.

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $1.6 million and $4.1 million for the three and nine months ended September 30, 2009, when compared to the same periods in 2008.  The decrease for the three months ended September 30, 2009 is due to an increase to interest expense on the private placement of debt at the holding company in the second quarter of 2009 and lower earnings at the partnerships.  The results for the nine months ended September 30, 2009 also include the reserve of $1.3 million recorded in the first quarter of 2009 for the full amount of an outstanding loan to Buckeye Biopower, LLC.

CH ENERGY GROUP – INCOME TAXES

Income taxes for CH Energy Group increased $2.1 million and $3.1 million for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008 due primarily to an increase in pre-tax book income at Central Hudson and Griffith.

COMMON STOCK DIVIDENDS

CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of September 30, 2009, Central Hudson would be able to pay a maximum of $28.3 million in dividends to CH Energy Group without violating the restriction by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).6  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group's dividend payments.  On September 30, 2009, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 2, 2009, to shareholders of record as of October 13, 2009.

__________________________________________
6 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

OTHER MATTERS

CHANGES IN ACCOUNTING STANDARDS

See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Standards and Other FASB Projects” for discussion of relevant changes, which discussion is incorporated by reference herein.

CLIMATE

While there is growing consensus that some form of global climate change program will be adopted at the federal level, it is too early to determine what impact such program will have on CH Energy Group.  It should be noted, however, that the Company's calculated CO2 emission levels are relatively small, primarily because the Company does not generate electricity in significant quantities.  Therefore, federally mandated greenhouse gas reductions or limits on CO2 emissions are not expected to have a material impact on the Company’s financial position or results of operations.  However, the Company can make no prediction as to the outcome of this matter.

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

Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk.  2009 has continued to be a challenging time in the financial markets with volatility of commodity prices and interest rates.  The practices employed by CH Energy Group and Central Hudson to mitigate these risks discussed in the Corporations’ 10-K Annual Report continue to operate effectively.  For related discussion on this activity, see, in the Financial Statements of the Corporations’ 10-K Annual Report, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity,” and Note 9 – Capitalization - Long-Term Debt and Item 7A – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Financing Program” of this Quarterly Report on Form 10-Q.

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

Central Hudson’s Rates Limit its Ability to Recover Increased Costs from its Customers

Description and Sources of Risk:  Central Hudson’s retail rates are regulated by the PSC.  Rates generally may not be changed during their respective terms.  Therefore, rates cannot be modified for higher expenses than those assumed in the current rates, absent circumstances such as an increase in expenses that meet the PSC’s threshold requirements for filing for approval of deferral accounting.  Central Hudson is operating under a single year rate plan approved by the PSC effective July 1, 2009.  The following could unfavorably impact Central Hudson’s financial results:

o
Higher expenses than reflected in current rates.  Higher expenses could result from, among other things, increases in state and local taxes, storm restoration expense, and/or other expense components such as labor, health care benefits and/or higher levels of uncollectible receivables from customers.

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

Potential Impacts: Central Hudson could have lower earnings and/or reduced cash flows if cost management and/or regulatory relief are not sufficient to alleviate the impact of higher costs.

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

o
Actions by the federal government that reduce the demand for, or increase the supply of, ethanol.  Such actions could include, but are not limited to, a reduction in the required level of ethanol blending or weak enforcement of existing requirements, decreases in tax credits to refiners and/or reductions in tariffs on imported ethanol.

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

Additionally, the adverse conditions described above could reduce cash flows of Cornhusker Holdings which, in turn, could lead to loan defaults.  CHEC holds subordinated notes totaling $10.2 million, including interest, and has an equity investment of $2.2 million in Cornhusker as of September 30, 2009.  During the nine months ended September 30, 2009, CHEC accrued $0.7 million of interest income associated with these notes.  In response to the continuation of lower than expected crush margins, Management stopped accruing interest on the subordinated debt and will record such interest on the cash basis until the current outstanding balance of interest has been paid.  CHEC held subordinated notes totaling $9.5 million, including interest, and had an equity investment of $3.0 million in Cornhusker as of December 31, 2008.  Cornhusker Energy Lexington, LLC (“CEL”) re-negotiated the deadline in its senior note agreement for completing the expansion of plant capacity and output to December 31, 2009.  Management expects the expansion of the plant’s capacity to be completed by that date, but believes the output required under the terms of the note agreement may not be achieved until the first quarter of 2010.  If the expanded output is not achieved by December, 31, 2009 (and following any cure period as provided for under the terms of the agreement), CEL may request a waiver to extend the deadline, and if CEL is unable to obtain a waiver by December 31, 2009, the senior note holder may have the right to accelerate all amounts due under the senior note.

CHEC also has an outstanding loan to Buckeye Biopower, LLC (“Buckeye”) in the amount of $1.2 million for the development of a 110 million gallon per year corn ethanol plant.  During the first quarter of 2009, a reserve was established for the full outstanding loan balance.  If circumstances do not change sufficiently to allow for repayment, this could adversely impact CHEC’s ability to ultimately collect the $1.2 million of cash that is due under the terms of the loan agreement.  CHEC has notified the developers that the loan is past due and has demanded payment.  Buckeye has not yet obtained financing to develop the project.

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
Kimberly J. Wright
Controller

Dated: November 9, 2009

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Regulation S-K Item 601 Designation	Exhibit Description

10(iii)(1)	Employment Agreement, dated October 1, 2009, between CH Energy Group, Inc. and John Gould.

12	Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1	Section 1350 Certification by Mr. Lant.

32.2	Section 1350 Certification by Mr. Capone.