Form 10-K
period 2009-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2010-02-10
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether CH Energy Group is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether Central Hudson is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of February 1, 2010, was $636,437,752 based upon the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of June 30, 2009, the last business day of CH Energy Group’s most recently completed second fiscal quarter, was $737,381,745 computed by reference to the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2009 was zero.

The number of shares outstanding of CH Energy Group’s Common Stock, as of February 1, 2010, was 15,804,265.

The number of shares outstanding of Central Hudson’s Common Stock, as of February 1, 2010, was 16,862,087. All such shares are owned by CH Energy Group.

CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I)(2).

DOCUMENTS INCORPORATED BY REFERENCE

CH Energy Group’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on April 27, 2010, is incorporated by reference in Part III hereof.  Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms used herein.

CH Energy Group Companies and Investments

CHEC	Central Hudson Enterprises Corporation (the parent company of Griffith (not regulated by the PSC) and wholly owned subsidiary of CH Energy Group)
Cornhusker Holdings	Cornhusker Energy Lexington Holdings, LLC (a CHEC investment)
JB Wind	JB Wind Holdings, LLC (a CH-Community Wind investee company)

Regulators

NYS	New York State
PSC	NYS Public Service Commission
FERC	Federal Energy Regulatory Commission
DEC	NYS Department of Environmental Conservation

Terms Related to Business Operations Used by CH Energy Group

1993 PSC Policy	PSC’s 1993 Statement of Policy regarding pension and other post-employment benefits
2006 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on July 24, 2006
2009 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on June 22, 2009
Distributed Generation	An electrical generating facility located at a customer’s point of delivery which may be connected in parallel operation to the utility system
kWh	Kilowatt-hour(s)
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MW / MWh	Megawatt(s) / Megawatt-hour(s)
OPEB	Other Post-Employment Benefits
RDMs	Revenue Decoupling Mechanisms
Retirement Plan	Central Hudson’s Non-Contributory Defined Benefit Retirement Income Plan
ROE	Return on Equity
ROW	Right-of-Way
Settlement Agreement	Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended, among Central Hudson, PSC Staff, and Certain Other Parties

i

Other

ASC	FASB Accounting Standards Codification
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EITF	FASB Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	Accounting Principles Generally Accepted in the United States of America
NYISO	New York Independent System Operator
NYSERDA	New York State Energy Research and Development Authority
Registrants	CH Energy Group and Central Hudson
SFAS	Statement of Financial Accounting Standards

PART I

FILING FORMAT

This 10-K Annual Report for the fiscal year ended December 31, 2009, is a combined report being filed by two different Registrants: CH Energy Group and Central Hudson.  Any references in this 10-K Annual Report to CH Energy Group include all subsidiaries of CH Energy Group, including Central Hudson, except where the context clearly indicates otherwise.  Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to CH Energy Group and its subsidiaries other than Central Hudson.  When this 10-K Annual Report is incorporated by reference into any filing with the SEC made by Central Hudson, the portions of this 10-K Annual Report that relate to CH Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

CH Energy Group’s wholly owned subsidiaries are shown below.  For additional information, see the subcaption “CHEC and Its Subsidiaries and Investments” in Item 1 - ”Business” under the caption “Subsidiaries of CH Energy Group”.

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

CORPORATE STRUCTURE

CH Energy Group is the holding company parent corporation of two principal, wholly owned subsidiaries, Central Hudson and CHEC. Central Hudson is a regulated electric and natural gas subsidiary.  CHEC, the parent company of CH Energy Group’s unregulated businesses and investments, has five wholly owned subsidiaries, Griffith Energy Service, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree’), CH-Lyonsdale, LLC (“CH-Lyonsdale”), and CH Shirley Wind, LLC (“CH Shirley”).  CHEC also has ownership interests in certain subsidiaries that are less than 100%.  For more information, see subcaption “CHEC and Its Subsidiaries and Investments” under caption “Subsidiaries of CH Energy Group”.

For a discussion of CH Energy Group’s and its subsidiaries’ capital structure and financing program, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the subcaptions “Capital Structure” and “Financing Program” under the caption “Capital Resources and Liquidity.”  For a discussion of short-term borrowing, capitalization, and long-term debt, see Note 7 - “Short-Term Borrowing Arrangements,” Note 8 - “Capitalization - Common and Preferred Stock,” and Note 9 - “Capitalization - Long-Term Debt,” respectively, to the financial statements contained in Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report (each Note being hereinafter called a “Note”). For information concerning revenues, certain expenses, earnings per share, and information regarding assets of Central Hudson’s regulated electric and regulated natural gas segments and of Griffith, see Note 13 - “Segments and Related Information.”

HOLDING COMPANY REGULATION

CH Energy Group is a “holding company” under Public Utility Holding Company Act of 2005 (“PUHCA 2005”) because of its ownership interests in Central Hudson and CHEC. CH Energy Group, however, is exempt from regulation as a holding company under PUHCA 2005, because it derives substantially all of its public utility company revenues from business conducted within a single state, the State of New York. CH Energy Group will retain this exemption until such time as it derives more than 13% of its public utility revenues from businesses conducted outside of the State of New York. At the present time, CH Energy Group cannot predict whether and when its circumstances may change such that it no longer qualifies for exemption from PUHCA 2005 or whether regulation under PUHCA 2005 would have a material impact on its financial condition or results of operations.

SUBSIDIARIES OF CH ENERGY GROUP

CENTRAL HUDSON

Central Hudson is a New York State natural gas and electric corporation formed in 1926.  Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas at retail in portions of New York State.  Central Hudson also generates a small portion of its electricity requirements.

Central Hudson serves a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west of the Hudson River.  The southern end of the territory is about 25 miles north of New York City and the northern end is about 10 miles south of the City of Albany.  The territory, comprising approximately 2,600 square miles, has a population estimated at 684,000. Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories.  The number of Central Hudson employees at December 31, 2009, was 860.

Central Hudson’s territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

Seasonality

Central Hudson’s delivery revenues have historically varied seasonally in response to weather.  Sales of electricity are usually highest during the summer months, primarily due to the use of air-conditioning and other cooling equipment.  Sales of natural gas are highest during the winter months, primarily due to space heating usage.  Central Hudson’s rates are developed based on forecasts of monthly sales volumes, which reflect natural seasonality under normal weather conditions.  Effective July 1, 2009, Central Hudson’s delivery rate structure includes revenue decoupling mechanisms (“RDMs”), which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual sales volumes as compared to those under normal weather conditions, no longer have a significant impact on earnings.  However, higher expenses incurred due to storm activity are not recoverable through the RDM and may impact the Company’s earnings.  Central Hudson has the ability to request regulatory recovery of significant incremental costs incurred if certain criteria are met as defined by the PSC and, as such, any impact on earnings for higher storm expenses should be limited to non-material amounts, as long as the other criteria for deferred accounting were met.

Competition

Central Hudson is a regulated utility with a legal obligation to deliver electricity and natural gas within its PSC-approved franchise territory.  Central Hudson has no direct competitors in its electricity distribution business; indirect competitors include distributed generation systems, including net metered systems.  To date, the primary source of competition is solar power, which is currently capped for residential net metering at 12 MW.  Central Hudson was authorized by the PSC to defer lost revenues attributable to photovoltaic net metering through June 30, 2009, under an order issued in Case 07-E-0437 on October 19, 2007.  Beginning July 1, 2009, Central Hudson no longer has the authorization to defer lost revenues attributable to photovoltaic net metering since the RDM provides similar protection.  Central Hudson’s natural gas business competes with other fuels, especially fuel oil and propane.

The competitive marketplace continues to develop for electric and natural gas supply markets, and Central Hudson’s electric and natural gas customers may purchase energy and related services from other providers.  Central Hudson’s rate making structure neutralizes any earnings impact of customers’ decisions to purchase electricity and natural gas from other providers.

Regulation

Central Hudson is subject to regulation by the PSC regarding, among other things, services rendered (including the rates charged), major transmission facility siting, accounting treatment of certain items, and issuance of securities.  For certain restrictions imposed by the Settlement Agreement, see Note 2 - “Regulatory Matters”.

Certain activities of Central Hudson, including accounting and the acquisition and disposition of property, are subject to regulation by FERC under the Federal Power Act.

Central Hudson is not subject to the provisions of the Natural Gas Act.  Central Hudson’s hydroelectric facilities are not required to be licensed under the Federal Power Act but are regulated by the DEC.

Central Hudson is subject to regulation by the North American Electric Reliability Corporation regarding its ownership, operation and use of bulk power system.

Rates

General: The electric and natural gas rates charged by Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC.  Costs of service, both for electric and gas delivery service and for electric and gas supply costs, are recovered from customers through PSC approved tariffs, subject to a standard of prudency.  Transmission rates and rates for electricity sold for resale in interstate commerce by Central Hudson are regulated by FERC.

Central Hudson’s retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers.  Retail rates for delivery and supply are shown separately on retail bills to allow customers to see the costs associated with their commodity supply, and thus facilitate retail competition.  During 2009, the average price of electricity for full service customers was 14.20 cents per kWh as compared to an average of 14.88 cents per kWh in 2008.  The PSC has authorized Central Hudson to recover the costs of the electric commodity from customers, without earning a profit on the commodity costs.  The average delivery price in 2009 was 4.44 cents per kWh and 3.25 cents per kWh in 2008.  The increase in delivery price was primarily due to a Purchased Power Adjustment (“PPA”) and the implementation of new rates as part of the 2009 Rate Order.  The PPA is a mechanism to refund to or recover from electric customers, the benefit or costs associated with the power purchase agreement with the owner of Central Hudson’s former electric generators.  The year over year increase related to the PPA was $0.34 per kWh and the Rate Order of $0.38 per kWh.  Additional increase is associated with new and updated surcharges to cover additional assessments from New York State agencies.  The average delivery price does not include any surcharge or credit resulting from the Electric RDM.  The increase in the average delivery price was more than offset by the decrease in electric commodity costs.

Central Hudson’s retail natural gas rate structure consists of various service classifications covering transport, retail access service, and full service (which includes natural gas supply) for residential, commercial, and industrial customers.  During 2009, the average price of natural gas for full-service customers was $15.83 per Mcf as compared to an average of $16.78 per Mcf in 2008.  The PSC has authorized Central Hudson to recover the costs of the gas commodity from customers, without earning a profit on the commodity costs.  The average delivery price for natural gas in 2009 was $5.14 per Mcf and $4.60 per Mcf in 2008. The increase in delivery price was due to the implementation of new rates as part of the 2009 Rate Order.  The average delivery price does not include any surcharge or credit resulting from the Gas RDM.

The 2009 Rate Order provides for implementation of both Electric and Gas RDMs.  RDMs are intended to minimize the earnings impact resulting from reduced energy consumption as energy efficiency programs are implemented by breaking the link between energy sales and utility revenues and/or profits.  Central Hudson’s RDMs allow the Company to recognize electric delivery revenues and gas sales per customer at the levels approved in rates for most of Central Hudson’s electric and gas customer classes.

For further information regarding the terms of the 2006 Rate Order and the 2009 Rate Order under which Central Hudson operated during the current reporting period, see Note 2 - “Regulatory Matters” under the captions “2006 Rate Order” and “2009 Rate Order”.

Rate Proceedings - Electric and Natural Gas:  For information regarding Central Hudson’s most recent electric and natural gas rate proceeding filed with the PSC in July 2009, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Regulatory Matters”.

Cost Adjustment Clauses and RDMs:  For information regarding Central Hudson’s electric and natural gas cost adjustment clauses and RDMs, see Note 1 - “Summary of Significant Accounting Policies” under the caption “Rates, Revenues and Cost Adjustment Clauses.”

Capital Expenditures and Financing

For estimates of future capital expenditures for Central Hudson, see the subcaption “Anticipated Sources and Uses of Cash” in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Capital Resources and Liquidity.”

Central Hudson’s Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, Preferred Stock or unsecured short-term debt.

Central Hudson has in place certain credit facilities with financial covenants that limit the amount of indebtedness Central Hudson may incur.  Additionally, Central Hudson’s ability to issue debt securities is limited by authority granted by the PSC.  Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the subcaption “Financing Program” in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Capital Resources and Liquidity.”

Purchased Power and Generation Costs

For the year ended December 31, 2009, the sources and related costs of purchased electricity and electric generation for Central Hudson were as follows (In Thousands):

Sources of Energy	Aggregate Percentage of Energy Requirements	Costs in 2009
Purchased Electricity	97.6%	$268,337
Hydroelectric and Other	2.4%	47
	100.0%

Deferred Electricity Cost		(7,381)
Total		$261,003

Research and Development

Central Hudson is engaged in the conduct and support of research and development (“R&D”) activities, which are focused on the improvement of existing energy technologies and the development of new technologies, including renewable energy sources, for the delivery and use of energy.  Central Hudson’s R&D expenditures were $3.9 million in both 2009 and 2008 and $3.5 million in 2007.  These expenditures were for internal research programs and for contributions to research administered by NYSERDA, the Electric Power Research Institute, and other industry organizations.  Recovery of expenditures for R&D is provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service.  In addition, any differences between R&D expense and the rate allowances covering these costs are deferred, pursuant to PSC authorization, for future recovery from or return to customers.

Other Central Hudson Matters

Labor Relations:  Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its 538 unionized employees, representing construction and maintenance employees, customer service representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions).  This agreement became effective on May 1, 2008, and remains effective through April 30, 2011.  It provides for an average annual general wage increase of 4.0% and changes to fringe benefits.

CHEC AND ITS SUBSIDIARIES AND INVESTMENTS

CHEC, a New York corporation, is a wholly owned subsidiary of CH Energy Group.  Through its subsidiaries and investments, CHEC is engaged in the business of marketing petroleum products and related services to retail and wholesale customers, and providing service and maintenance of energy conservation measures and generation systems for private businesses, institutions, and government entities.  CHEC also participates in cogeneration, wind generation, biomass energy projects, landfill gas projects and alternate fuel and energy production projects in New Jersey, New Hampshire, New York, Wisconsin and Pennsylvania, and a corn-ethanol plant in Nebraska.  For further discussion of certain energy-related projects within other subsidiaries and investments, see Note 5 - “Acquisitions, Divestitures and Investments.”

CHEC’s subsidiaries and investments are shown below.

Griffith

Griffith is an energy services company engaged in fuel distribution, including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment.  During most of 2009, Griffith operated in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, Rhode Island, Connecticut, Massachusetts, New York, New Jersey and Washington, D.C.  On December 11, 2009, Griffith closed on the sale of operations within certain geographic locations, which included approximately 45,000 customers in Rhode Island, Connecticut, Massachusetts, New Jersey, Pennsylvania and New York.  Since being acquired by CHEC in November 2000, Griffith acquired the assets of 44 regional fuel oil, propane, and related services companies.  Of these acquisitions, 20 remain with Griffith following the 2009 divestiture.  The number of Griffith employees at December 31, 2009 was 413.

Other Subsidiaries and Investments

CHEC’s other subsidiaries and investments consist of the following:

Lyonsdale - 75% controlling interest in a 19-megawatt wood-fired biomass electric generating plant, which began operation in 1992.  The energy and capacity of the plant is being sold at a fixed price to an investment grade rated counterparty pursuant to a contract that began May 1, 2006, and will end December 31, 2014.  Beginning in 2009, CHEC, through a wholly-owned subsidiary began providing management oversight services to Lyonsdale.

CH-Greentree  - 100% equity interest in a molecular gate used to remove nitrogen from landfill gas which is being leased to Greentree Landfill Gas Company, LLC (“Greentree”) at Greentree’s currently operating landfill gas processing plant at the Greentree landfill in western Pennsylvania.  As of December 31, 2009, this molecular gate was commercially operational.  The term of the lease is seven years.

CH-Auburn - 100% equity interest in a 3-megawatt electric generating plant that will utilize methane gas generated by the City of Auburn, NY landfill to produce and sell electricity to the City.  The project began operation in January 2010.

Cornhusker Holdings - 12% equity interest plus approximately $10.2 million subordinated debt investment in the owner of Cornhusker Energy Lexington, LLC (“CEL”), a corn-ethanol plant that began operation in January 2006.  CEL is expanding the plant’s capacity and output by approximately 40%.

CH-Community Wind – 50% equity interest in a joint venture that owns 18% equity interest in a 24-megawatt wind project in Bear Creek, Pennsylvania and a 7.5-megawatt wind project in Atlantic City, New Jersey, which are both commercially operational.

CH Shirley - 90% controlling interest in a 20-megawatt wind farm facility to be constructed in Wisconsin.  The project carries a 20-year power purchase agreement contract at fixed electric prices with Wisconsin Public Service Corporation for the electric output of the wind farm’s eight wind turbines.  Construction is expected to be completed in the fourth quarter of 2010.

Other – CHEC has other interests in renewable energy projects and partnerships and an energy sector venture capital fund.

Seasonality

A substantial portion of CHEC’s revenues vary seasonally, as Griffith’s fuel deliveries are directly related to use for space heating and are highest during the winter months.

Competition

CHEC and Griffith participate in competitive industries that are subject to different risks than those found in the businesses of the regulated utility, Central Hudson.  As a competitor in the unregulated fuel distribution business, Griffith faces competition from other fuel distribution companies and from companies supplying other fuels for heating, such as natural gas and propane.  For a discussion of Griffith’s operating revenues and operating income, see the caption “Results of Operations” in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report.

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

The principal environmental areas relevant to these companies (air, water and industrial and hazardous wastes, other) are described below.  Unless otherwise noted, all required permits and certifications have been obtained by the applicable company.  Management believes that each company was in material compliance with these permits and certifications during 2009.

AIR QUALITY

The Clean Air Act Amendments of 1990 address attainment and maintenance of national air quality standards, including control of particulate emissions from fossil-fueled electric generating plants and emissions that affect “acid rain” and ozone.  The impacted facilities are listed below.  See Note 12 - “Commitments and Contingencies” under the caption “Environmental Matters” regarding the investigation by the EPA into the compliance of a former major Central Hudson generating asset.

Central Hudson

The South Cairo and Coxsackie, NY electric generating facilities have Air State Facility permits regulating their combustion turbines’ nitrogen oxide emissions.

Lyonsdale

The Lyonsdale electric generating plant has a Title V Permit regulating certain gas emissions including carbon monoxide and nitrogen oxide.

CH-Auburn

CH-Auburn has a Title V air permit regulating certain emissions including carbon monoxide and nitrogen oxide.

WATER QUALITY

The Clean Water Act addresses the discharge of pollutants into waterways and ground water.

State Pollution Discharge Elimination System Permits

The following locations have permits regulating pollutant discharges:

Central Hudson

•      Eltings Corners, NY maintenance and warehouse facility
•      Rifton, NY Training and Recreation Center
•      Kingston, NY District Office

Griffith

•      Bulk storage plants in Frederick, Westminster and Edgewater, MD
•      The customer service office in Cheverly, MD

Lyonsdale

•      Lyonsdale electric generating plant

Other Permits and Certifications

Griffith and Lyonsdale have additional permits and certifications regulating their water usage and pollutant discharges.

Griffith has General Storm Water Discharge Permits issued by various states.

Lyonsdale has a Great Lakes Water Withdrawal Certificate allowing water withdrawal from the Moose River.

Other Requirements

Central Hudson is subject to drinking water monitoring and reporting requirements at the following facilities:

•	Eltings Corners, NY maintenance and warehouse facility
•	Rifton, NY Training and Recreation Center

INDUSTRIAL & HAZARDOUS SUBSTANCES AND WASTES

Central Hudson, Griffith, CH-Auburn and Lyonsdale are subject to federal, state and local laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes.  Currently, there are no permit or certification requirements for Griffith, CH-Auburn or Lyonsdale. The Central Hudson permitted facilities and equipment are noted below.  See Note 12 - “Commitments and Contingencies” under the caption “Environmental Matters” for additional discussion regarding, among other things, Central Hudson’s former MGP facilities and Little Britain Road.

Central Hudson

•	NYS Part 373 Permit for Hazardous Waste Storage Facility at Eltings Corners
•	Waste Transporter Permits for certain vehicles
•	Petroleum Bulk Storage Certificates for the South Cairo and Coxsackie combustion turbines and Catskill, Poughkeepsie, Fishkill, Newburgh, Kingston, Eltings Corners and Stanfordville facilities

OTHER PERMITS

Lyonsdale also has permits for the use of wood as fuel and the use of ash as fertilizer.

ENVIRONMENTAL EXPENDITURES

2009 actual and 2010 estimated expenditures attributable in whole or in substantial part to environmental considerations are detailed in the table below:

Central Hudson	Griffith	CH-Auburn	Lyonsdale
2009 - $6.4 million 2010 - $17.5 million	2009 - $0.1 million 2010 - $0.4 million	2009 - not material 2010 - not material	2009 - not material 2010 - not material

Central Hudson, Griffith, CH-Auburn and Lyonsdale are also subject to regulation with respect to other environmental matters, such as noise levels, protection of vegetation and wildlife, and limitations on land use, and are in compliance with regulations in these areas.

Regarding environmental matters, except as described in Note 12 - “Commitments and Contingencies” under the caption “Environmental Matters,” neither CH Energy Group, Central Hudson, Griffith, CH-Auburn, nor Lyonsdale are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

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

EXECUTIVE OFFICERS OF CH ENERGY GROUP

All executive officers of CH Energy Group are elected or appointed annually by its Board of Directors.  There are no family relationship among any of the executive officers of CH Energy Group.  The names of the current executive officers of CH Energy Group, their positions held and business experience during the past five years, and ages (at December 31, 2009) are as follows:

		Current	Date Commenced
Executive Officers	Age	and Prior Positions	CH Energy Group	Central Hudson	CHEC
Steven V. Lant	52	Chairman of the Board	Apr 2004	May 2004	May 2004
		Chief Executive Officer	Jul 2003	Jul 2003	Jul 2003
		President	Jul 2003		Jul 2003
		Director	Feb 2002	Dec 1999	Dec 1999
James P. Laurito(1)	53	Executive Vice President	Nov 2009	Nov 2009
		Director		Nov 2009	Nov 2009
Joseph J. DeVirgilio, Jr.	58	Director		Mar 2005	Apr 2003
		Executive Vice President - Corporate Services and Administration	Jan 2005	Jan 2005
		Executive Vice President			Jan 2003
Christopher M. Capone	47	Executive Vice President	Dec 2006
		Director		Mar 2005	Mar 2007
		Chief Financial Officer	Sep 2003	Sep 2003	Sep 2003
		Treasurer	Apr 2003	Jun 2001	Apr 2003
John E. Gould(2)	65	Executive Vice President and General Counsel	Oct 2009
		Secretary	Mar 2007	Jun 2007	Jun 2007
		Assistant Secretary	Nov 1999	Jan 2000
Denise D. VanBuren	48	Secretary and Vice President - Corporate Communications	Dec 2009
		Vice President - Public Affairs and Energy Efficiency	Aug 2007	Aug 2007
		Vice President - Corporate Communications and Community Relations	Nov 2000	Nov 2000
Charles A. Freni, Jr.	50	Senior Vice President - Customer Services		Jan 2005
W. Randolph Groft	48	Executive Vice President			Jan 2003
		Director			Jan 2003
Kimberly J. Wright(3)	42	Vice President - Accounting and Controller	May 2008
		Controller		Oct 2006

(1)
From 2003 to November 2009, served as the President and Chief Executive Officer of New York State Electric and Gas Corporation and of Rochester Gas and Electric Corporation; both companies are gas and electric utilities.

(2)	Before October 2009, served as a partner of the law firm of Thompson Hine LLP.
(3)	From January 2005 to October 2006, served as Director - Utility Group Budgets and Forecasts of Northeast Utilities Service Company, a gas and electric utility company.

ITEM 1A -	RISK FACTORS

CENTRAL HUDSON’S RATES LIMIT ITS ABILITY TO RECOVER ITS COSTS FROM ITS CUSTOMERS

Description and Sources of Risk

Central Hudson’s retail rates are regulated by the PSC.  Rates generally may not be changed during their respective terms.  Therefore, rates cannot be modified for higher expenses than those assumed in the current rates, absent circumstances such as an increase in expenses that meet the PSC’s threshold requirements for filing for approval of deferral accounting.  Central Hudson is operating under a rate order plan approved by the PSC effective July 1, 2009.  The following could unfavorably impact Central Hudson’s financial results:

•
Higher expenses than reflected in current rates.  Higher expenses could result from, among other things, increases in state and local taxes, storm restoration expense, and/or other expense components such as labor, health care benefits and/or higher levels of uncollectible receivables from customers.

•
Higher electric and natural gas capital project costs resulting from escalation of material and equipment prices, as well as potential delays in the siting and legislative and/or regulatory approval requirements associated with these projects.

•	A determination by the PSC that the cost to place a project in service is above a level which is deemed prudent.

•	Penalties imposed by the PSC for the failure to achieve performance metrics established in rate proceedings.

Potential Impacts

Central Hudson could have lower earnings and/or reduced cash flows if cost management and/or regulatory relief are not sufficient to alleviate the impact of higher costs.

Additional Information

See Note 2 - “Regulatory Matters” of this 10-K Annual Report.

UNUSUAL TEMPERATURES IN GRIFFITH’S SERVICE TERRITORIES MAY ADVERSELY IMPACT EARNINGS

Description and Sources of Risk

Griffith serves the Mid-Atlantic region of the United States.  This area experiences seasonal fluctuations in temperature.  A considerable portion of Griffith’s earnings is derived directly or indirectly from the weather-sensitive end uses of space heating and air conditioning.  As a result, sales volumes fluctuate and vary from normal expected levels based on variations in weather from historically normal seasonal levels.  Such variations could significantly reduce sales volumes.

Potential Impacts

Griffith could experience lower delivery volumes in periods of milder than normal weather, leading to lower earnings and reduced cash flows.

GRIFFITH’S ABILITY TO ATTRACT NEW CUSTOMERS, RETAIN EXISTING CUSTOMERS, MAINTAIN SALES VOLUMES, AND MAINTAIN MARGINS

Description and Sources of Risk

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

Potential Impacts

Any one or more of the following could result from these events:

•	An adverse impact on Griffith’s ability to attract new full-service residential customers and retain existing full-service residential customers, resulting in lower earnings and reduced cash flows.

•	Further sales volume reductions, and/or compressed margins resulting in lower earnings and reduced cash flows.

•	Increased working capital requirements stemming from an increase in oil and/or propane prices.

These events could materially reduce profitability and cash flow

THE PROFITABILITY AND/OR CASH FLOW OF CHEC’S INVESTMENT IN ITS ETHANOL PROJECT MAY BE ADVERSELY IMPACTED BY COMMODITY PRICE CHANGES

Description and Sources of Risk

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

Potential Impacts

Prolonged periods of high corn and/or natural gas prices and/or depressed ethanol and/or distillers’ grain prices could result in reduced net margins and have a material adverse impact on the earnings of Cornhusker Holdings that could, in turn, lead to an impairment of CHEC’s investment in the company.

STORMS AND OTHER EVENTS BEYOND CENTRAL HUDSON’S AND GRIFFITH’S CONTROL MAY INTERFERE WITH THEIR OPERATIONS

Description and Sources of Risk

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

However, any one or more of the following could impact either or both of the companies’ ability to access supplies and/or utilize critical facilities:

•	Storms, natural disasters, wars, terrorist acts, failure of major equipment and other catastrophic events occurring both within and outside Central Hudson’s and Griffith’s service territories.

•	Unfavorable developments in the world oil markets could impact Griffith.

•	Third-party facility owner or supplier financial distress.

•	Unfavorable governmental actions or judicial orders.

•	Bulk power system and gas transmission pipeline system capacity constraints could impact Central Hudson.

Potential Impacts

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

Description and Sources of Risk

Litigation has been commenced by third parties against Central Hudson arising from the use of asbestos at certain of its previously owned electric generating stations, and Central Hudson is involved in a number of matters arising from contamination at former MGP sites.

Potential Impacts

To the extent not covered by insurance or recovered through rates, court decisions and settlements resulting from this litigation could reduce earnings and cash flows.

Additional Information

See Note 12 - “Commitments and Contingencies” and in particular the subcaptions in Note 12 regarding “Asbestos Litigation” and “Former Manufactured Gas Plant Facilities” under the caption “Environmental Matters.”

ITEM 1B -	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 -	PROPERTIES

CH Energy Group has no significant properties other than those of Central Hudson and CHEC.

CENTRAL HUDSON

ELECTRIC

Central Hudson owns hydroelectric and gas turbine generating facilities as described below.

Type of Electric Generating Plant	Year Placed in Service/Rehabilitated	MW(1) Net Capability
Hydroelectric (3 stations)	1920-1986	23.0
Gas turbine (2 stations)	1969-1970	46.0
Total		69.0

(1)	Reflects maximum one-hour net capability (winter rating as of December 31, 2009) of Central Hudson’s electric generating plants and therefore does not include firm purchases or sales.

Central Hudson owns substations having an aggregate transformer capacity of 4.9 million kilovolt amperes.  Central Hudson’s electric transmission system consists of 629 pole miles of line.  The electric distribution system consists of over 8,100 pole miles of overhead lines and over 1,400 trench miles of underground lines, as well as customer service lines and meters.

ELECTRIC LOAD AND CAPACITY

Central Hudson’s maximum one-hour demand for electricity within its own territory for the year ended December 31, 2009, occurred on August 17, 2009, and amounted to 1,107 MW.  In prior summer periods peak electric demand has reached 1,295 MW.  Central Hudson’s maximum one-hour demand for electricity within its own territory for that part of the 2009-2010 winter capability period through January 18, 2010, occurred on December 29, 2009, and amounted to 910 MW.

Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers.  For more information, see Note 12 - “Commitments and Contingencies.”

NATURAL GAS

Central Hudson’s natural gas system consists of 164 miles of transmission pipelines and 1,167 miles of distribution pipelines, as well as customer service lines and meters.  For the year ended December 31, 2009, the total amount of natural gas purchased by Central Hudson from all sources was 12,657,392 Mcf.  Central Hudson owns two propane-air mixing facilities for emergency and peak-shaving purposes, one located in Poughkeepsie, New York, and the other in Newburgh, New York.  These facilities, in aggregate, are capable of supplying 8,000 Mcf per day with propane storage capability adequate to provide maximum facility output for up to six consecutive days.

The peak daily demand for natural gas of Central Hudson’s customers for the year ended December 31, 2009, and for that part of the 2009-2010 heating season through January 18, 2010, occurred on January 16, 2009, and amounted to 112,826 Mcf.  In prior years, winter period daily peak demand has reached 125,496 Mcf.  Central Hudson’s firm peak day natural gas capability in the 2009-2010 heating season was 152,058 Mcf, which excludes approximately 5,000 Mcf of transport customer deliveries.

OTHER CENTRAL HUDSON MATTERS

Central Hudson owns its 215,404 square foot corporate headquarters, which is located in Poughkeepsie, New York.  Central Hudson’s electric generating plants and important property units are generally held by it in fee simple, except for certain ROW and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights.  Certain of the Central Hudson properties are subject to ROW and easements that do not interfere with Central Hudson’s operations.  In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed and the remaining interest is owned by various telecommunications companies.  In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contracts.

During the three-year period ended December 31, 2009, Central Hudson made gross property additions of $257.8 million and property retirements and adjustments of $41.5 million, resulting in a net increase (including construction work in progress) in gross utility plant of $216.2 million, or 18%.

CHEC

As of December 31, 2009, CHEC owned a 100% interest in Griffith, CH-Auburn, CH-Greentree and CH Shirley as well as a 75% interest in Lyonsdale.  As of December 31, 2009, Griffith owned or leased several office, warehouse, and bulk petroleum storage facilities.  These facilities are located in Delaware, Maryland, Virginia, and West Virginia.  The bulk petroleum storage facilities have capacities from 60,000 gallons up to 760,000 gallons.  Griffith leases its corporate headquarters, which is located in Columbia, Maryland.  CH-Auburn owns a 3-megawatt, landfill gas fired, electric generating plant in Auburn, New York, on land leased from the City of Auburn, which began operations in 2010.  CH-Greentree owns and operates a molecular gate installed in 2009 on leased land at the Greentree Landfill in Pennsylvania.  CH Shirley indirectly owns a 90% interest in Shirley Wind, LLC, which leases sites in Glenmore, Wisconsin for the location of its eight 2.5-megawatt wind turbines that are expected to be constructed in 2010.  Lyonsdale owns a 19-megawatt, wood fired, biomass electric generating plant, which began operations in 1992.  The plant is located in Lyonsdale, New York.

ITEM 3 -	LEGAL PROCEEDINGS

For information about developments regarding certain legal proceedings, see Note 12 - “Commitments and Contingencies” of this 10-K Annual Report.

CENTRAL HUDSON:
Former Manufactured Gas Plant Facilities
Little Britain Road
Newburgh Consolidated Iron Works
Asbestos Litigation

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5 -	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information regarding the market for CH Energy Group’s Common Stock and related stockholder matters, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the captions “Capital Resources and Liquidity - Financing Program” and “Common Stock Dividends and Price Ranges” and Note 8 - “Capitalization - Common and Preferred Stock.”

Under applicable statutes and their respective Certificates of Incorporation, CH Energy Group may pay dividends on its Common Stock and Central Hudson may pay dividends on its Common Stock and its Preferred Stock, in each case only out of surplus.

The line graph set forth below provides a comparison of CH Energy Group’s cumulative total shareholder return on its Common Stock with the Standard and Poor’s 500 Index (“S&P 500”) and with the Edison Electric Institute Index (the “EEI Index”), which consists of the 58 U.S. shareholder-owned electric utilities.  Total shareholder return is the sum of the dividends paid and the change in the market price of the stock.

INDEXED RETURNS

	Base Period	Years Ending
	Dec	Dec	Dec	Dec	Dec	Dec
Company / Index	2004	2005	2006	2007	2008	2009
CH Energy Group, Inc.	$100	$100.01	$120.30	$106.11	$129.37	$112.16
S&P 500 Index	$100	$104.91	$121.48	$128.16	$80.74	$102.11
EEI Index	$100	$116.05	$140.14	$163.34	$121.03	$133.99

The following table provides a summary of shares repurchased by CH Energy Group for the three months ended December 31, 2009:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
Dec. 1-31, 2009	285	$41.98	-	2,000,000
Total	285	$41.98	-	2,000,000

(1)	Shares surrendered to CH Energy Group in satisfaction of tax withholdings on the vesting of restricted shares.
(2)	Closing price of a share of CH Energy Group's common stock on the date the stock was surrendered to the Company.
(3)
On July 31, 2007, the Board of Directors authorized the repurchase of up to 2,000,000 shares or approximately 13% of CH Energy Group's outstanding common stock on that date, from time to time, over the five year period ending July 31, 2012.

ITEM 6 -	SELECTED FINANCIAL DATA OF CH ENERGY GROUP AND ITS SUBSIDIARIES

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA(1) (CH ENERGY GROUP)
(In Thousands, except per share data)

	2009	2008	2007	2006	2005
Operating Revenues
Electric - Delivery	$270,285	$236,333	$228,270	$205,287	$183,948
Electric - Supply	265,885	371,828	388,569	298,621	337,046
Natural Gas - Delivery	66,916	59,897	55,326	49,629	49,317
Natural Gas - Supply	107,221	129,649	110,123	105,643	106,285
Competitive business subsidiaries	221,282	341,494	296,479	276,458	248,691
Total	931,589	1,139,201	1,078,767	935,638	925,287

Operating Income	80,399	70,952	75,659	76,552	78,698

Income from continuing operations	34,427	32,609	42,004	42,816	44,619
Income/(Loss) from discontinued operations, net of tax	9,851	3,545	1,481	268	(170)
Dividends declared on Preferred Stock of subsidiary	970	970	970	970	970
Net Income attributable to CH Energy Group	43,484	35,081	42,636	43,084	44,291
Dividends Declared on Common Stock	34,119	34,086	34,052	34,046	34,046
Change in Retained Earnings	9,365	995	8,584	9,038	10,245
Retained Earnings - beginning of year	216,634	215,639	207,055	198,017	187,772
Retained Earnings - end of year	$225,999	$216,634	$215,639	$207,055	$198,017

Common Share Data:
Average shares outstanding - basic	15,775	15,768	15,762	15,762	15,762
Income from continuing operations - basic	$2.13	$2.00	$2.61	$2.71	$2.82
Income/(Loss) from discontinued operations - basic	$0.63	$0.22	$0.09	$0.02	$(0.01)
Net Income attributable to CH Energy Group - basic	$2.76	$2.22	$2.70	$2.73	$2.81
Average shares outstanding - diluted	15,881	15,805	15,779	15,779	15,767
Income from continuing operations - diluted	$2.12	$2.00	$2.61	$2.71	$2.82
Income/(Loss) from discontinued operations - diluted	$0.62	$0.22	$0.09	$0.02	$(0.01)
Net Income attributable to CH Energy Group - diluted	$2.74	$2.22	$2.70	$2.73	$2.81
Dividends declared per share	$2.16	$2.16	$2.16	$2.16	$2.16
Book value per share (at year-end)	$33.76	$33.17	$33.19	$32.54	$31.97

Total Assets (at year-end)	$1,697,883	$1,730,183	$1,494,748	$1,460,532	$1,384,280
Long-term Debt (at year-end)(2)	463,897	413,894	403,892	337,889	343,886
Cumulative Preferred Stock (at year-end)	21,027	21,027	21,027	21,027	21,027
Total CH Energy Group Common Shareholders' Equity (at year-end)	533,502	523,534	523,148	512,862	503,833

(1)	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report.
(2)	Net of current maturities of long-term debt.

For additional information related to the impact of acquisitions and dispositions on the above, this summary should be read in conjunction with Item 7 - “Management Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report and Note 5 - “Acquisitions, Divestitures and Investments” of Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report.

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA(1) (CENTRAL HUDSON)
(In Thousands)

	2009	2008	2007	2006	2005
Operating Revenues
Electric - Delivery	$275,167	$242,334	$233,033	$208,284	$183,948
Electric - Supply	261,003	365,827	383,806	295,624	337,046
Natural Gas - Delivery	66,916	59,897	55,326	49,629	49,317
Natural Gas - Supply	107,221	129,649	110,123	105,643	106,285
Total	710,307	797,707	782,288	659,180	676,596

Operating Income	76,338	67,344	71,406	70,956	70,791

Net Income	32,776	27,238	33,436	34,871	35,635

Dividends Declared on Cumulative Preferred Stock	970	970	970	970	970

Income Available for Common Stock	31,806	26,268	32,466	33,901	34,665
Dividends Declared to Parent - CH Energy Group	-	-	8,500	8,500	17,000
Change in Retained Earnings	31,806	26,268	23,966	25,401	17,665
Retained Earnings - beginning of year	118,944	92,676	68,710	43,309	25,644
Retained Earnings - end of year	$150,750	$118,944	$92,676	$68,710	$43,309

Total Assets (at year -end)	$1,485,600	$1,492,196	$1,252,694	$1,215,823	$1,126,106
Long-term Debt (at year-end)(2)	413,897	413,894	403,892	337,889	343,886
Cumulative Preferred Stock (at year-end)	21,027	21,027	21,027	21,027	21,027
Total Equity (at year-end)	430,080	373,274	347,006	323,040	297,639

(1)	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report.
(2)	Net of current maturities of long-term debt.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand CH Energy Group and Central Hudson.

Please note that the Executive Summary (below) is provided as a supplement to, and should be read together with, the remainder of this Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, including the Notes thereto, and the other information included in this 10-K Annual Report.

EXECUTIVE SUMMARY

BUSINESS OVERVIEW

CH Energy Group is a holding company with four business units:

Business Segments
(1)   Central Hudson’s regulated electric utility business;
(2)   Central Hudson’s regulated natural gas utility business;
(3)   Griffith’s fuel distribution business;

Other Businesses and Investments
(4)
CHEC’s investments in renewable energy supply, energy efficiency, an energy sector venture capital fund and the holding company’s activities, which consist primarily of financing its subsidiaries and business development.

A breakdown by business unit of CH Energy Group’s operating revenues of $0.9 billion and $1.1 billion for the years ended December 31, 2009 and 2008, respectively, is illustrated below.

CH Energy Group Revenue by Business Unit

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 2009: 28% cost recovery revenues + 29% other revenues = 57%
Electric 2008: 32% cost recovery revenues + 21% other revenues = 53%
Natural gas 2009: 12% cost recovery revenues + 7% other revenues = 19%
Natural gas 2008: 11% cost recovery revenues + 6% other revenues = 17%
Griffith 2009: 21% commodity + 2% other revenues = 23%
Griffith 2008: 27% commodity + 2% other revenues = 29%

A breakdown by business unit of CH Energy Group’s net income of $43.5 million and $35.1 million for the years ended December 31, 2009 and 2008, respectively, is illustrated below.

CH Energy Group Net Income by Business Unit

(1)      Includes income from discontinued operations of $9,851 and $3,545, respectively.

A breakdown by segment of CH Energy Group’s total assets of $1.7 billion as of both December 31, 2009 and 2008 is illustrated below.

CH Energy Group Assets at December 31, 2009 and 2008, by Business Unit

As the graphs above indicate, as of December 31, 2009 and 2008, 88% and 86% of CH Energy Group’s assets were employed in the electric and natural gas businesses, which are subject to regulation by the Public Service Commission (“PSC”) (as discussed in more detail below).  The remaining 12% and 14% of its assets at December 31, 2009 and 2008 were employed in non-regulated businesses.  For the year ended December 31, 2009, CH Energy Group derived 73% of its net income from the regulated electric and natural gas business and 27% of its net income from the non-regulated businesses.

Strategic Overview

CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and through share price appreciation that is expected to result from earnings growth over the long term.  CH Energy Group seeks to employ its resources in a manner that supports steady growth. CH Energy Group seeks to invest in projects that have risk and volatility profiles over the long-term that are similar to Central Hudson.  CH Energy Group seeks to achieve this result through careful risk management and by regularly considering a range of strategies that include: acquisitions, operating efficiency improvements, capital structure, allocation of capital to each business unit, entry into new lines of business, and divesting all or portions of existing lines of business.  The particular strategy CH Energy Group employs from this range of options is periodically reviewed by management.  Factors that Management considers in its decision-making include changes in the internal and external environment as well as the expected significance of each strategy to CH Energy Group’s ability to achieve its objective.

In pursuit of its objectives, during 2009 CH Energy Group continued investing in the regulated electric and natural gas businesses of Central Hudson, divested selected fuel oil delivery assets of Griffith, and invested in its renewable energy portfolio. In 2010, CH Energy Group intends to continue to invest in Central Hudson’s infrastructure, review opportunities for Griffith to expand its service offerings, reduce costs and make selected tuck-in acquisitions, explore additional wind and landfill gas projects, explore divestiture of non-core assets, and evaluate new growth opportunities in all of its business units.

Central Hudson continued to invest in replacing aging infrastructure, upgrading the electric grid to enhance service for its customers, and making capital investments to reduce operational expenses. While load growth was minimal in 2009, total infrastructure investments were still substantially higher than annual depreciation, which resulted in a net increase to Central Hudson’s rate base.  Central Hudson is permitted by its regulators to recover its cost of capital on invested rate base.  Infrastructure investments are expected to continue to exceed annual depreciation for the foreseeable future increasing rate base, and providing the basis for earnings growth over the long term.

At Griffith, the suspension of acquisitions that began in 2008 as a result of unprecedented energy price volatility was continued throughout 2009.  During this time, Management conducted a review to determine the appropriate scale of Griffith within CH Energy Group and to determine the best strategy for Griffith to deliver long-term value to CH Energy Group’s shareholders.  Following completion of this review, on December 11, 2009, Griffith sold approximately 43% of its assets, consisting of its operations in Rhode Island, New York, New Jersey, Connecticut, Massachusetts and Pennsylvania, where customers tended to have higher annual usage but exhibited higher sensitivity to price.  Management believes this divestiture will reduce Griffith’s exposure to wholesale oil prices and resulting volatility that Griffith’s operations have on CH Energy Group’s consolidated earnings and cash flow.  The remaining Griffith business in the Mid-Atlantic region offers service to its core customers who tend to favor full-service and change suppliers less frequently.  Management also announced its intent to resume its prior acquisition strategy to expand through selected “tuck-in” acquisitions in the Mid-Atlantic region. This growth strategy focuses on acquiring and retaining full-service customers in geographic areas that overlap Griffith’s existing operations.

In 2009, CHEC continued to invest in renewable energy projects, with a focus on projects that are expected to exhibit risk and volatility profiles over the long term that are similar to those of Central Hudson.  During 2009, CHEC invested $2.6 million of its total investment of $5.5 million in the construction of the CH-Auburn landfill gas project, which became operational in January 2010.  In the second quarter, CHEC invested $5.5 million in the CH-Greentree landfill gas project that was substantially complete in the second quarter, and in the fourth quarter, CHEC announced its commitment to invest approximately $50 million in the CH Shirley Wind project, which is expected to be in service at the end of 2010. These investments are discussed in more detail under Other Businesses and Investments.

Going forward, Management will continue reviewing its businesses with the goal of increasing shareholder value.  Specifically, Central Hudson will continue investing in its infrastructure; Griffith plans to explore potential new service offerings to existing customers, and CHEC plans to pursue additional investments with risk and volatility profiles that are similar to those of Central Hudson.  Additionally, CH Energy Group may evaluate opportunities for additional business acquisitions or divestitures.  Based on current market conditions, the Company does not intend to invest in new ethanol projects.

To partially finance the growth in its unregulated businesses, CH Energy Group privately placed $50 million of senior unsecured notes in 2009, its first non-utility long-term debt.  This debt is expected to be serviced by non-utility operations and investments.  With the continued growth of Central Hudson and with the development of new opportunities at CHEC, CH Energy Group will periodically consider whether it is appropriate to issue additional shares of common equity as part of the Company’s financing program.

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

Strategic Overview

Central Hudson’s mandate to provide service to its franchise territory creates a need for Central Hudson to balance the objectives and concerns of a diverse set of stakeholders, including customers, regulators, and shareholders. By carefully managing costs, maintaining acceptable levels of reliability and customer service, and developing productive working relationships with regulators, Central Hudson can deliver the greatest value to shareholders. Central Hudson’s Management seeks to increase shareholder value by obtaining current recovery of Central Hudson’s costs of providing service to its customers, earning a fair return on its investments in infrastructure to meet increasing customer needs for energy and the quality of service, and obtaining an allowed Return on Equity (“ROE”) that provides a fair and reasonable return for shareholders.  Because each of these strategies requires regulatory approval, Central Hudson will continue to build on its relationships with its regulators.  The Company is advocating for the opportunity to invest in renewable energy projects that would be included in its rate base.  It is also considering how to promote other investment opportunities that may include Smart Grid, smart meters, transmission upgrades, and infrastructure to further enhance reliability.

Cost Management and Process Improvement

Recognizing the importance of service, reliability and affordable rates to its customers, Central Hudson has a strong history of putting innovation to work to improve its operations and reduce costs.  This focus has been particularly strong as the economy has struggled during 2008 and 2009.  Across the company, Central Hudson employees found innovative ways to save time and money while improving reliability and customer service.  Some examples of these efforts include:

•	Using meters that can be read from a distance, increasing meter readers’ productivity
•	Installing monitoring equipment that provides employees the ability to identify and address operating problems before they can cause an interruption in service to customers
•	Using recycled materials - which are less expensive and more environmentally friendly than the more common alternative of sand or crushed stone - to refill trenches after completing underground work
•	Using GPS technology to optimize the efficiency of scheduling field employees
•	Using scanning technology to more efficiently track and reduce inventories
•	Implementation of a web-based tool for customers to identify outages and monitor restoration efforts following a loss of power from storms
•	Using technology that allows a greater number of software programs to run on the same hardware
•	Increasing the use of electronic bills and payment options
•	Challenging vendors to reduce costs

These examples are representative of Central Hudson’s goal of continuously improving its operations for the benefit of customers and shareholders alike.

Delivery Rate Increase

Central Hudson filed a rate increase request with the PSC in July 2008.  A final, amended Order Adopting Recommended Decision with Modifications was issued by the PSC on June 26, 2009, for rates that went into effect July 1, 2009.  The Order includes an annual $39.6 million and $13.8 million increase in electric and gas delivery rates, respectively, a 10.0% allowed ROE and a common equity ratio of 47%.  The impact of the electric rate increase was moderated for customers for the July 1, 2009 to June 30, 2010 rate year with a $20 million electric bill credit from net regulatory electric liability balances which have been set aside for this purpose.  Additionally, the Order approved electric and gas Revenue Decoupling Mechanisms (“RDMs”) which are primarily intended to eliminate the disincentive to promote energy efficiency associated with the volumetric rate structures and will also serve to prevent the significant revenue shortfall such as that which occurred during the 2006-2008 period.  As discussed in more detail under PSC Proceedings, Central Hudson filed a Petition for Rehearing on the PSC’s disallowance of certain costs.  Although the outcome of this petition cannot be predicted, it is not expected to have a material impact on Central Hudson’s earnings or cash flows.  A particular challenge to Central Hudson’s ability to earn its authorized ROE is the levels of uncollectible expense compared to amounts recovered through the rate mechanism for this item.  The uncollectible expense incurred by the Company for 2009 was 50% higher than 2008.  A significant portion of this expense is due to bad debt write-offs above those included in rates.  Management believes this increase in uncollectibles is due to unfavorable economic conditions, particularly the high unemployment rate.  Central Hudson’s Management is working to control its costs in a manner that will minimize the impact that the cost disallowances, the PSC imposed austerity adjustment and undercollection for uncollectible accounts have on Central Hudson’s ability to earn its 10.0% authorized ROE.  In response to the challenging economy the country has been in since 2008, the PSC issued a notice of austerity directing each New York utility to identify costs that may be reduced without impairing the ability to provide safe and adequate services.  These issues are expected to continue to have a direct impact on Central Hudson’s earnings, the magnitude of which Management cannot predict.  For the rate year ended June 30, 2009, the Company’s bad debt write-offs exceeded the amount recovered through rates by $3.3 million.  The Company has received approval from the PSC to defer $0.5 million of this amount for future recovery.  A petition requesting authority to recover the remaining $2.8 million was filed with the PSC on October 30, 2009.  Management cannot predict the outcome of this petition.  If the PSC approves the petition, upon future recovery, Central Hudson’s cash flows would increase.  If the PSC does not approve the petition in full, Central Hudson’s expenses would increase by the amount of the petition denied by the PSC.

While revenues from the electric and gas delivery rate increase approved by the PSC in June 2009 provided the Company with rate relief from the conditions of the recently expired three-year rate plan, these revenues are projected to be insufficient for the Company to recover the ongoing costs of providing electric and gas delivery service beyond June 30, 2010, despite the Company’s efforts to offset these rate pressures through internal productivity gains and cost efficiencies.  The Company faces a number of cost increases broadly categorized as regulatory mandates and externally imposed costs, low and slowing customer growth and declining use per customer, increased operating expenses and employee costs, ongoing need for electric and gas infrastructure improvements, rising property taxes, increasing uncollectibles and increased cost of debt.  As a result of these cost increases, on July 31, 2009, Central Hudson filed an electric and natural gas rate case with the PSC seeking to increase, effective July 1, 2010, the electric and natural gas delivery rates which have been in effect since July 1, 2009.  The filing proposed one-year increases of $15.2 million and $3.9 million of electric and natural gas delivery rates, respectively.

The filing also seeks to recover projected expenditures associated with MGP remediation, stray voltage testing of Central Hudson owned and municipally owned electric facilities, tree trimming of distribution lines and enhanced electric transmission ROW management practices.  This filing has resulted in the Joint Proposal of Settlement, described below.

On February 3, 2010, Central Hudson, PSC Staff, and Multiple Intervenors served on all parties to the case a negotiated three year settlement Joint Proposal ("2010 Joint Proposal") to be considered by the PSC.  The PSC may accept, reject, or modify the 2010 Joint Proposal.  Under the terms of the 2010 Joint Proposal, an increase to electric delivery revenues of $30.2 million over a three-year term is to be phased in with annual electric delivery rate increases of approximately $11.8 million as of July 1, 2010; $9.3 million as of July 1, 2011; and $9.1 million as of July 1, 2012.  A natural gas delivery revenue increase of $9.7 million is to be phased-in over three years with natural gas delivery rate increases of $5.7 million as of July 1, 2010, $2.4 million as of July 1, 2011 and $1.6 million as of July 1, 2012.  The impact on the customers of the electric rate increase will be moderated by continuing the credit to customers' bills that began with the 2009 Rate Order. These credits totalled $20 million in the current rate year and will be reduced to $12 million and $4 million in rate years 1 and 2 of the 2010 Joint Proposal, respectively, after which the credit will end.

The 2010 Joint Proposal recommends delivery rates based on a return on equity of 10.0%, with earnings up to 10.5% retained by Central Hudson, earnings in excess of 10.5% up to 11.0% shared equally between customers and Central Hudson, and earnings in excess of 11.0% up to 11.5% shared 80/20 between customers and Central Hudson.  Earnings in excess of 11.5% will be shared 90/10 between customers and Central Hudson.  Rates would be based on a capital structure that includes a 48% common equity ratio, an increase from the current 47%.

 Management cannot predict the outcome of the proceeding.  Other provisions in the 2010 Joint Proposal are discussed in greater detail in the New Electric and Natural Gas Rate Filing Request discussion within the Other Regulatory Matters Section.

All of the provisions of the 2010 Joint Proposal are subject to final PSC approval, which could occur at the earliest at its May 13, 2010, session.

Rate Base Growth

Management continually pursues opportunities to invest in Central Hudson’s infrastructure when doing so will provide both appropriate benefits to customers and a reasonable return to shareholders.  Management anticipates considerable change in energy policy at both the federal and state levels over the next several years.  Attempts by government to stimulate the economy by funding or incenting infrastructure investment, as well as efforts to increase energy efficiency and the proportion of electric generation from renewable sources, are potential sources of opportunity for Central Hudson.

Central Hudson continues to be actively engaged in the New York State energy planning process with the goal of achieving political and regulatory support for improving the state’s energy delivery infrastructure.  One of Central Hudson’s actions in this regard is active participation along with other New York State transmission owners in planning the enhancement of the State’s bulk transmission system.  This initiative, named State Transmission Assessment and Reliability Study (“STARS”), will examine the bulk transmission system to identify infrastructure replacement needs and accommodate the addition of renewable generation sources.  A recent condition assessment conducted by the transmission system owners concluded that the current system needs to be modernized and expanded, which will require significant investments for many years.

Central Hudson is also seeking to increase utility involvement in energy efficiency and renewable electricity production.  Specifically, Central Hudson is seeking authorization for regulated utilities to own electric generation facilities powered by renewable resources.  Such investments would increase the rate base upon which shareholders earn a return.  As discussed in more detail under “Regulatory Matters,” Central Hudson is actively involved in the state’s efforts to increase energy efficiency, and the PSC has recently authorized Central Hudson to implement six of its programs proposed in the energy efficiency proceeding discussed under “Regulatory Matters.”  These programs provide the opportunity to earn $1.8 million in pre-tax incentives over the next three years, but also subject Central Hudson to possible penalties of approximately the same amount for non-performance.

These opportunities for 2010 represent an important avenue for Central Hudson to expand its scale and scope.

Access to Capital

The capital-intensive nature of Central Hudson’s business and its obligation to serve all customers in its franchise area require continuous access to capital on reasonable terms.  Central Hudson has historically maintained a strong capital structure and excellent liquidity.  Over the past year, Central Hudson has increased its equity ratio by 4.7%, from 43.7% at December 31, 2008 to 48.4% at December 31, 2009.  Despite challenging financial markets, the Company maintained access to $125 million of committed credit and various uncommitted credit lines and issued long-term debt in the public markets at competitive rates.  Access to capital is expected to remain a vital component of Central Hudson’s strategy in 2010 and beyond.

GRIFFITH

Business Overview and Source of Earnings

During the majority of 2009, Griffith provided petroleum products and services to approximately 103,000 customers in a market area comprised primarily of parts of Connecticut, Delaware, Washington, D.C., Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, and West Virginia.  As a result of its recent sale of operations in certain geographic locations, Griffith now provides its products and services to approximately 57,000 customers in Delaware, Washington, D.C., Maryland, Pennsylvania, Virginia and West Virginia.  Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment.

Below is a breakdown of Griffith’s gross profit from continuing operations of $53.6 million and $55.5 million by petroleum product and by service and installations for the years ended December 31, 2009 and 2008, respectively.

Griffith Gross Profit by Product & Service Line
Gross profits from discontinued operations of $35.1 million and $38.9 million by product and service lines for the years ended December 31, 2009 and 2008, excluded from the chart above are as follows:

Heating Oil: $19.2 million, or 55% for 2009 and $22.5 million, or 58% for 2008
Motor Fuels: $3.2 million, or 9% for 2009 and $3.4 million, or 9% for 2008
Other Fuels: $1.3 million, or 4% for 2009 and $1.2 million, or 3% for 2008
Service & Installations: $10.9 million, or 31% for 2009 and $11.2 million, or 29% for 2008
Other: $0.5 million, or 1% for 2009 and $0.6 million, or 1% for 2008

Strategic Overview

Griffith’s Management seeks to position the company as a full-service provider in the Mid-Atlantic region, offering automatic fuel delivery and integrated equipment installation and servicing to residential and commercial customers who use heating oil and motor fuels.  Customers have reacted positively to this premium service offering, which has resulted in expanding margins.  Management strives to further improve profitability by continuously enhancing operational efficiencies.  The sale of Griffith’s Connecticut, Rhode Island and Pennsylvania assets, where average use per customer was higher, but customers were generally more price-sensitive, reduces CH Energy Group’s overall exposure to petroleum price volatility and allows Griffith to focus on growing the profitability, and potentially its market share in the Mid-Atlantic region.

Earnings and Cash Flow

2009 Results:  Griffith’s 2009 results support CH Energy Group’s objectives of increasing shareholder value through higher earnings.  Griffith contributed $0.76 per share to CH Energy Group’s earnings, an increase of $0.50 per share from 2008.  The increase includes $0.40 per share from the gain on the divestiture and $0.10 per share, or 38% from 2008’s $0.26 per share, from operations.  After taking into account higher tax obligations at the holding company as a result of the gain, the divestiture contributed a net $0.34 per share to CH Energy Group’s earnings.  In addition to contributing $0.34 per share to CH Energy Group’s 2009 earnings, the divestiture also resulted in the accelerated recovery of approximately $10 million of goodwill.  That recovery of goodwill reduces the book value of the remaining portion of Griffith’s businesses.  The $0.10 per share increase from the operations of the business is particularly significant because it includes a $0.14 per share increase in earnings related to the portion of the business that Griffith retained.  Operating results improved due to Griffith’s continued reductions of operating expenses as a result of cost control measures initiated in 2008 and are indicative of the value Griffith’s Management expects to be able to deliver to shareholders.  These positive variances were partially offset by the unfavorable impact of reduced volumes as residential and commercial customers continued to use less fuel in response to the weakened economy.

In 2008 and 2009, the number of Griffith’s fixed and capped customers fell.  The margin per gallon for these customers is typically below the margins earned in full service variable price customers.  To achieve this migration of customers, Griffith restructured its pricing programs to encourage customers to select variable pricing instead of price protected contracts.  This provided Griffith with more flexibility to adjust to changes in market prices, reducing its total hedging costs.  With the divestiture, the percentage of fixed and capped customers as a percentage of total customers dropped from approximately 10% to less than 2%.

Looking Forward:  Management believes that Griffith’s focus on its Mid-Atlantic operations, its strong brand name, effective cost management practices and reputation for high quality and dependable service position it well for future contributions to CH Energy Group’s earnings and cash flows.

Management plans to operate the business to produce long-term value including resuming tuck-in acquisitions in the Mid-Atlantic region and exploring various other growth opportunities such as offering new services to existing customers and non-traditional customers.

OTHER BUSINESSES AND INVESTMENTS

Business Overview and Source of Earnings

In addition to Griffith, CHEC derives earnings through investments in renewable energy supply, energy efficiency and an energy sector venture capital fund.  This business unit also includes the holding company’s activities, which consist primarily of financing its subsidiaries and business development.

Strategic Overview

CHEC’s investment objectives are to increase earnings and cash flow with a heightened focus on investments with stable and predictable income streams and cash flows.  The renewable energy markets provide opportunities that fit well with these objectives.  CHEC’s investments in wind energy projects and landfill gas projects are indicative of the type of investment CH Energy Group intends to pursue in the future.  However, there are inherent risks associated with the construction and operation of these types of projects including the ability to efficiently develop and operate the assets, the successful and timely completion of the projects, counterparties to contracts not performing and competition from other and new sources of generation.  While none of these risks have surfaced, Management considers these risks when assessing these types of investments for the future.  The Shirley Wind project also has the risk of actual wind speeds being less than expected.  In addition, CHEC’s investment in Cornhusker could face a risk that the expansion of plant capacity could be delayed.  At the current time, CHEC does not expect to make further investments in ethanol projects, because of the uncertainty and volatility associated with the commodities in these industries.  A summary of CHEC’s current investments is provided below.

Managing and Growing Our Investments

During 2009, CHEC’s investments contributed $0.03 to CH Energy Group’s earnings per share and provided cash flow of $6.3 million before any dividend payments made to CH Energy Group.

Biomass:  During 2009, CHEC’s Lyonsdale biomass investment earned $0.9 million, $0.4 million less than the prior year primarily because of an extended outage to make certain repairs to the plant.

Wind:  During 2009, CHEC’s CH-Community Wind investment in two wind projects - one in Pennsylvania and one in New Jersey – earned $0.2 million, the same as the prior year.  During 2009, CH Shirley, a wholly owned subsidiary of CHEC, agreed to invest approximately $50 million for a 90% controlling interest in a 20-megawatt wind farm facility in Wisconsin.  The project carries a 20-year power purchase agreement at pre-determined electric prices with Wisconsin Public Service Corporation for the electric output of the wind farm’s eight wind turbines.  This project is expected to contribute attractive, reasonably stable and predictable earnings and cash flows.  Construction is expected to be completed in the fourth quarter of 2010.

Ethanol:  CHEC’s ethanol projects were challenged by continued low margins leading to a write off of a $1.2 million development loan to Buckeye Biopower.  Cornhusker results were similar to the prior year, although margins improved during the fourth quarter.

CHEC made a $1.2 million loan to Buckeye Biopower, LLC ("Buckeye") in June 2007 for development of a corn-ethanol plant. Low margins for corn-to-ethanol plants and credit market conditions have made the arrangement of construction financing difficult. As a result, Management established a reserve for the full outstanding loan balance in the first quarter of 2009.  Due to management’s assessment of the developer’s ability to pay the outstanding balance, the full balance was written-off against the reserve in the fourth quarter of 2009.

The Energy Independence and Security Act of 2007 increases requirements for blending ethanol with gasoline from 10.5 billion gallons in 2009 to 12 billion gallons in 2010.

Cornhusker Energy Lexington, LLC ("CEL") has a requirement as part of its senior note agreement for completing the expansion of plant capacity and output from 40 million gallons per year to 57.5 million gallons per year by December 31, 2009. Construction of the expansion of the plant's capacity was substantially complete by that date. The output testing achieved the capacity required for a 24-hour period, but it was unable to be sustained for the full 72-hour timeframe required. Management believes additional equipment upgrades and adjustments would be necessary to achieve this requirement. CEL has requested a waiver from this requirement from the senior note holder. As of February 10, 2010, the senior note holder has had the ability to accelerate all amounts due under the senior note and has not done so. Management cannot predict the outcome of these negotiations or the senior note holder's actions regarding its rights under the senior note agreement, however, based on current capacity and market conditions, CEL expects to generate cash from operations to fund capital expenditures and continue to make required debt and principal payments.   As such, Management believes it is not probable that the senior note holder will accelerate amounts due under the note.  CEL is current on all payments of principal and interest due under the senior note agreement and in compliance with all other terms of the senior note agreement.  Management believes CHEC's investment in Cornhusker Holdings is not impaired as of December 31, 2009 based on Management’s intent and ability to hold the investments until fully recovered, as well as an analysis of forecasted cash flows, which indicates all amounts are recoverable. Management will continue to monitor the results of CEL.  If any of the assumptions within the forecasted cash flow were to change significantly, Management would perform a reassessment of the recoverability of its investment at that time.

Despite the recent improvement in margins, the ethanol industry remains volatile, and CHEC is not planning to invest in additional ethanol projects under such conditions.

Landfill Gas:  Management successfully renegotiated the Energy Services agreement for the Auburn landfill gas project on March 31, 2009 and the project will utilize methane gas generated by the City of Auburn landfill to produce and sell electricity to the City.  The plant began operation in January 2010.

CHEC’s wholly owned subsidiary, CH-Greentree, entered into an agreement in April 2009 to develop, construct and own a molecular gate system to be leased to Greentree Landfill Gas Company, LLC (“Greentree”) and installed and operated at Greentree’s currently operating landfill gas processing plant at the Greentree landfill facility in western Pennsylvania.  The molecular gate is being used to remove nitrogen from landfill gas produced by the Greentree facility thereby increasing its energy content and allowing Greentree to sell more of its gas output.  The term of the lease is seven years and construction was substantially complete on June 30, 2009.  This investment is expected to provide stable, predictable earnings and cash flow as the quarterly lease payments are fixed for the next seven years.

2009 IN REVIEW

Annual earnings for CH Energy Group totaled $2.76 per share in 2009, an increase of $0.54 per share from the $2.22 per share posted in 2008.

The 2009 earnings reflect an excellent recovery from 2008, a very difficult year for CH Energy Group’s earnings.  Central Hudson’s new rate plan approved by the PSC, which took effect July 1, 2009, corrected a misalignment of costs and revenues for the regulated business.  Additionally, in the fourth quarter of 2009, Griffith completed a successful partial divestiture, which contributed $0.34 per share to corporate earnings.

The challenging economic conditions that began in 2008 continued to impact Central Hudson’s customers’ ability to pay their bills in 2009 and resulted in higher write-offs and reserves for uncollectible accounts.  Management believes the economy has also impacted increased customer conservation resulting in a decline in sales volumes for Griffith’s fuel distribution business.  Management has continued to implement operational efficiencies and cost reductions in an effort to reduce expenses and increase productivity.

Central Hudson

Central Hudson's contribution to earnings per share was $2.02 per share, an increase of $0.35 per share over the $1.67 per share posted in 2008. The improvement is due primarily to improved cost recovery through delivery rates, which accounted for $0.88 per share of the increase ($0.22 per share of which was from the new RDMs that went into effect on July 1, 2009).  These delivery rates are designed to cover higher operational expenses, including depreciation, tree-trimming, property and other taxes and higher interest expense and carrying charges.  The increases in these costs over 2008 totaled $0.35 per share, or nearly 40% of the increased revenue.  Higher write-offs and increased reserves for uncollectible accounts ($0.18) per share represented an extraordinary expense and, as such and in accordance with regulatory practice, Central Hudson has deferred the incremental expense over the amount recovered through rates totaling $0.13 per share and requested authorization for recovery from the PSC.  The absence of major storms and the resulting lower expense of restoring service to electric customers contributed $0.09 per share to year-over-year performance.

Griffith

Griffith contributed $0.76 per share in 2009 as compared to $0.26 per share in 2008.  This increase was primarily attributable to the sale of operations in certain geographic locations, which accounted for $0.40 per share of Griffith’s increase in earnings.  Customer conservation continued to have a negative impact on sales ($0.21) per share, but was offset by the favorable impacts of weather of $0.11 per share, higher margins of $0.02 per share, and lower uncollectible accounts of $0.04 per share.  Continued operational cost reductions implemented by Management totaling $0.11 per share was the primary driver of the year-over-year increase excluding the sale.

Other Businesses and Investments

CH Energy Group (the holding company) and CHEC’s partnerships and other investments resulted in a loss of ($0.02) per share in 2009, a decrease of ($0.31) per share from 2008 for several reasons.  Interest expense on the debt issued at the holding company in 2009 to finance CH Energy Group’s unregulated businesses reduced earnings by ($0.07) per share.  Income taxes on the gain from the Griffith sale lowered earnings by ($0.06) per share.  The write-off of the Buckeye investment lowered 2009 earnings by ($0.05) per share.  The operations of Lyonsdale decreased ($0.03) per share from the prior year as a result of an extended plant outage incurred in 2009.

REGULATORY MATTERS

ELECTRIC AND NATURAL GAS RATE INCREASE
(Cases 08-E-0887 and 08-G-0888 - Proceeding on Motion of the PSC as to the Rates, Charges, Rules and Regulations of Central Hudson Gas & Electric Corporation for Electric and Gas Service)

Background:  On July 31, 2008, Central Hudson filed an electric and natural gas rate case with the PSC to increase, effective July 1, 2009, electric and natural gas delivery rates which have been in effect since July 1, 2008, the final year of a three-year rate plan that took effect on July 1, 2006.

Final Order:  On June 22, 2009, the PSC issued its Order Adopting Recommended Decision with Modifications which was subsequently modified with an Errata Notice issued on June 26, 2009 (“2009 Rate Order”).  Components of the 2009 Rate Order include:

•
Electric and gas delivery increases effective July 1, 2009, of $39.6 million and $13.8 million, respectively.  The electric rate increase will be moderated by a $20.0 million customer bill credit from an excess depreciation reserve.

•	Common equity ratio of 47% of permanent capital.
•	Base return on equity (“ROE”) of 10.0%.
•
RDMs for both electric and gas delivery service.  While the primary purpose of the RDMs is to remove a disincentive for the Company to promote energy efficiency to its customers, they should also serve to prevent a significant revenue shortfall such as that which occurred during the three year period of the rate plan which ended on June 30, 2009.

•
An austerity expense savings imputation of $3.0 million ($2.4 million electric and $0.6 million gas, respectively).  The 2009 Rate Order required the Company to supplement its June 15 austerity filing to identify specific capital and expense reductions that will be used to implement its austerity program (which is further discussed below in Case 09-M-0435).

•
Continued funding for the full recovery of the Company’s current pension and OPEB costs and continued deferral authorization for pensions, OPEBs, research and development costs, stray voltage testing, MGP site remediation expenditures and electric and gas supply cost recovery and deferral treatment for variable rate debt.

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

Central Hudson made its rates and tariffs compliance filing on June 30, 2009 to become effective July 1, 2009.  In addition, and as required by the 2009 Rate Order, the Company filed a supplement to its austerity plan on July 7, 2009, which identified the specific capital and expense reductions that would be used to meet the austerity imputation reflected in the 2009 Rate Order.  Central Hudson also made two additional compliance filings on September 21, 2009, with an implementation plan for the expansion of a Mandatory Hourly Pricing program to a specific class of customers, and a proposed suite of Economic Development programs.  The Company also made a compliance filing on January 20, 2010, with respect to a voltage specific electric loss factor study.

The PSC has not yet adopted the rates and tariffs on a permanent basis or acted on any of these matters and no prediction can be made regarding the outcome at this time.

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

Background:  On July 22, 2009, Central Hudson filed a Petition for Rehearing on certain portions of the 2009 Rate Order.  In addition to a technical correction and request for clarification on the application of carrying charges, the petition sought rehearing on the following:

•	The accounting treatment and level of expense associated with the cost of removal for gas main replacements.
•	The disallowance of 50% of Central Hudson’s Directors and Officers insurance.
•	Inadequate recovery of non-MGP environmental expenses.
•	Inconsistency of the carrying charge rate for RDMs relative to other comparable deferred items.

Central Hudson pointed out that the impact of the above items results in Central Hudson not having a reasonable opportunity to earn the allowed ROE approved in the 2009 Rate Order.

Potential Impacts:  The PSC has not yet acted on this Petition and no prediction can be made regarding the outcome to this proceeding at this time, however Management does not expect this to have a material impact on earnings or cash flows.

NEW ELECTRIC AND NATURAL GAS RATE FILING REQUEST

Background:  On July 31, 2009, Central Hudson filed an electric and natural gas rate case with the PSC seeking to increase, effective July 1, 2010 electric and natural gas delivery rates, which have been in effect since July 1, 2009.

A summary of the most significant components of the filing include:

•	A proposed one-year increase of $15.2 million and $3.9 million of electric and natural gas delivery rates, respectively.
•
Common equity ratio of 48% and a base return on equity (“ROE”) of 10.0%.  The 10.0% ROE reflects the result of the PSC’s decision on the Company’s allowed ROE in the 2009 Rate Order.  Central Hudson reserved its rights to file an update to increase or reduce the requested rate of return should economic conditions change.  The current Rate Order permits a common equity ratio of 47% with an allowed base ROE of 10.0%.

The filing was made in order to align electric and natural gas delivery rates with the projected costs of providing electric and gas service to our customers.  Factors contributing to the need for an increase in rates include the following:

•	Ongoing need for electric and natural gas system infrastructure improvements
•	Regulatory mandates
•	Higher operating costs
•	Rising property taxes
•	Rising uncollectibles

The filing also seeks to recover projected expenditures associated with the following:

•	MGP site remediation
•	Stray voltage testing of Central Hudson owned and municipally owned electric facilities
•	Distribution line tree trimming
•	Enhanced electric transmission right of way management practices

PSC Staff and Intervenor testimonies were filed on November 19, 2009 and Rebuttal testimonies were filed on December 23, 2009.  Under the settlement track adopted in the proceeding, settlement discussions initiated in November 2009 and continued through January 2010.

On February 3, 2010, a Settlement Joint Proposal, with the Company, PSC Staff and Multiple Intervenors as signatories, establishing rates for three years beginning July 1, 2010 (“RY1”), 2011 (“RY2”) and 2012 (“RY3”) was filed with the PSC.  The major components of the Joint Proposal include:

•
Electric delivery increases of $30.2 million over the three year term with annual delivery rate increases of $11.8 million, $9.3 million and $9.1 million effective July 1, 2010, 2011 and 2012, respectively.  A natural gas delivery rate increase of $9.7 million is to be phased in over three years with annual delivery increases of $5.7 million, $2.4 million and $1.6 million effective July 1, 2010, 2011 and 2012, respectively.  The electric rate increase will be moderated by the continuation of the electric Bill Credit mechanisms from Case 08-E-0887 reduced from $20 million in the current rate year, to $12 million and $4 million in RY1 and RY2, respectively, after which the credit mechanism ceases.

•
A common equity ratio of 48% of permanent capital and a base return on common equity of 10% earnings up to 10.5% retained by Central Hudson.  Earnings in excess of 10.5% up to 11.0% will be shared equally between customers and Central Hudson, and earnings in excess of 11.0% up to 11.5% will be shared 80/20 between customers and Central Hudson.  Earnings in excess of 11.5% will be shared 90/10 between customers and Central Hudson.

•	Continuation of the existing RDMs, with minor modifications, that are currently in place for both gas and electric service.
•	Electric, gas and common capital expenditures with deferral on any shortfalls in capital expenditures spending as measured against the electric and gas net plant targets as reflected in rates.
•
Continuation of the existing gas and electric supply cost recovery mechanisms, and continued deferral authorization for pensions, OPEBs, research and development costs, asbestos litigation, MGP site remediation expenditures, the low income Enhanced Powerful Opportunities (“EPOP”) program, stray voltage mitigation costs, General and Temporary State Assessment, and transmission sag program.

•	Continued deferral authorization for variable rate debt costs for the entire term, with deferral on new fixed rate debt issuances in RY2 and RY3.
•	A new, shared property tax deferral, with differences shared 90/10 between customers/Company, with the Company’s exposure (or gain) capped at 10 basis points of common equity annually.
•
New deferral authority for management audit costs (with a $200,000 annual rate allowance) and costs related to the implementation of International Financial Reporting Standards (“IFRS”) in RY2 and RY3, however, IFRS costs are subject to a deferral cap of $375,000.

•	New deferral authority for any legislative, governmental, and PSC or other regulatory actions (subject to a 2% of net income materiality threshold).
•
Updated allowance factors for electric and gas uncollectible expense, with new factors and rate allowance based on the Company’s most recent history through November 30, 2009, but without deferral authority for actual net bad debt write offs in excess of the rate allowance.

•
Full funding support for continued transmission ROW maintenance and distribution tree trimming funding of $36 million over the term of the agreement, with a commitment to complete the first complete cycle of the four year Modified Enhanced Trimming Program by December 31, 2011, with deferral on any spending shortfalls.

•	A productivity adjustment of 1.5% of labor and related expenses for each of the three rate years, with no other specified austerity reductions.
•	Continuation of existing performance mechanisms for electric reliability, gas safety, and customer service performance mechanisms with penalties for non-achievement.
•
Increased funding for expansion of the Company’s low-income program, expanded to serve an incremental 110 customers each year of the rate plan, with increased bill credits in each of the three rate years.

•
Additional terms of the Joint Proposal include a storm restoration allowance set at $5 million annually, Directors and Officers insurance expense recovery increased from 50% to 70% and an Economic Development rate allowance established in RY3 at $300,000.

Statements in Support or Opposition to the Joint Proposal are due on February 12, 2010 and settlement hearings, if needed, to address contested issues are scheduled for February 25, 2010.  A PSC Order regarding the Joint Proposal and establishing a new three year rate plan is not expected until the second quarter of 2010.

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

DEVELOPMENT OF UTILITY AUSTERITY PROGRAMS
(Case 09-M-0435 - Proceeding on the Motion of the PSC Regarding the Development of Utility Austerity Programs)

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

Notable Activity:

2009

•
June 15, 2009 - Central Hudson filed its response, describing the financial austerity conditions it had been operating under throughout the term of the 2006 Rate Order, and identifying capital costs it may avoid or defer to the next year and expense reductions that could be taken as further austerity measures without impairing our ability to provide safe and adequate service.

•	June 22, 2009 - The PSC incorporated $3 million in austerity reductions into Central Hudson’s rates that were approved in the 2009 Rate Order for rates beginning July 1, 2009.
•
July 7, 2009 - Central Hudson filed its required Supplemental Austerity filing for PSC approval as a compliance filing in Cases 08-E-0887 and 08-G-0888.  The filing identified electric, gas and common capital reductions that equate to $980,000 of the $2.4 million electric and $360,000 of the $600,000 gas Economic Austerity Imputations established in the 2009 Rate Order.  To address the balance of the austerity imputation, Central Hudson proposed a total of $1.48 million of gas and electric expense reductions to several expense items including research and development activities; certain maintenance expenditures; and informational and institutional advertising.  Central Hudson also proposed executive salary freezes during 2010 and funding the allowance for the approved transmission enhanced infrastructure maintenance program through charges to its remaining electric excess depreciation reserve.  None of the measures proposed by the Company are expected to materially affect the Company’s ability to provide safe and adequate service in the rate year.

•
December 22, 2009 - The PSC issued an Order Approving Ratepayer Credits in this proceeding, approving an austerity filing and specifying bill credits for a utility other than Central Hudson.  The Order directed utilities to proceed to comply with any existing obligations and commitments, and to further address austerity in any new rate filings, and further directed utilities, until the current economic downturn reverses, to employ as many cost-cutting measures as possible, including but not limited to, training of employees in only safety or legally mandated areas, freezing managerial salaries, foregoing managerial bonuses, and limiting travel.  The Order did not address Central Hudson’s austerity plan or supplemental austerity plan compliance filing, or direct any further action for Central Hudson.

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

ENERGY EFFICIENCY PORTFOLIO STANDARD AND STATE ENERGY PLANNING
(Case 07-M-0548 - Proceeding on Motion of the PSC Regarding an Energy Efficiency Portfolio Standard and Governor Paterson’s Executive Order issued April 9, 2008)

Background:  Governor Paterson affirmed his support for the previous administration’s goal of substantially reducing electricity usage.  In support of this goal, the PSC is investigating various approaches to reduce customers’ demand for energy and to provide utility incentives for meeting specified energy savings targets.

Notable Activity:

2008

•	State Energy Plan

➢	Governor Paterson issued an Executive Order establishing a State Energy Planning Board and authorizing the creation and implementation of a State Energy Plan (“SEP”).
➢
Central Hudson submitted its own comments on the draft scope of the State Energy Plan and joined those submitted by the Energy Association of New York State Member Companies’ comments.  Central Hudson also provided briefing papers to the SEP working group on pressing issues facing Central Hudson for consideration in developing the SEP.

•	PSC

➢
Central Hudson has filed comments with the PSC supporting the opportunity to establish energy efficiency businesses, with corresponding opportunities to contribute to the state energy goal of reducing electricity consumption by 15% by 2015 and provide meaningful earnings for investors from energy efficiency services.

➢
The PSC established energy efficiency targets to be achieved by individual utilities through 2011 that included three utility administered fast track programs and five fast track programs to be administered by the New York State Energy Research and Development Authority (“NYSERDA”).  Central Hudson has filed its plans to implement its programs with the PSC.

➢	Effective October 1, 2008, the PSC ordered the creation of a gas System Benefit Charge and increased electric System Benefit Charges to invest in funding these energy efficiency programs.

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

•
A SEP Interim Report was issued for comment on March 31, 2009.  Central Hudson filed comments on May 15, 2009 in support of policies and efforts with potential to promote economic development and job creation, foster private investment, increase the tax base, enhance energy reliability, lower customer bills and protect public health, safety and the environment.  The 2009 Draft SEP was issued on August 10, and the Final 2009 State Energy Plan was issued on December 15, 2009.  The plan adopts the following policy objectives: to assure that New York has reliable energy and transportation systems, to support energy and transportation systems that enable the State to significantly reduce greenhouse emissions, to address affordability concerns caused by rising energy bills and improve the State’s economic competitiveness.  The SEP is designed to also reduce health and environmental risks associated with the production and use of energy across all sectors and to improve the State’s energy independence and fuel diversity by developing in-state energy supply resources.  The strategies to achieve these policy objectives include producing, delivering and using energy more efficiently, supporting development of in-state energy supplies, investing in the energy and transportation infrastructure, stimulating innovation in a clean energy economy and engaging others in achieving the State’s policy objectives.

•
The PSC continues to work on additional issues of the energy efficiency program design with participation by interested parties in various working groups that include utility performance incentives, on-bill financing, demand response and peak reduction and impacts on low-income and rental customers.

•
Central Hudson received approval through the Energy Efficiency Portfolio Standard (“EEPS”) proceedings in January 2009 to implement electric energy efficiency programs including a Residential Electric HVAC Electric program and a Small Commercial Business program.  These two programs have been operational since May 2009.

•
Central Hudson received approval through the EEPS proceedings in April 2009 to implement a gas energy efficiency program for Residential Natural Gas HVAC equipment. This program has been operational since July 2009.

•
Central Hudson received approval through the EEPS proceedings in October 2009 to implement a mid-size business efficiency program for commercial customers. Central Hudson received approval through the EEPS proceedings in December 2009 to implement an appliance recycling program for residential customers and an expanded Residential Electric HVAC equipment program. These programs will be operational in 2010.

Potential Impacts: This PSC proceeding could result in opportunities for increased earnings from incentives associated with achieving energy efficiency targets or could result in negative rate adjustments if the 70% performance criterion is not met.  No prediction can be made regarding the final outcome of this matter, however, any earnings variations are not likely to be material.

REQUESTS FOR DEFERRAL OF INCREMENTAL COSTS
(Case 09-M-0009 - Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Incremental Costs Related to the December 11, 2008 Ice Storm)

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

(Case 09-M-0140 - Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Bad Debt Net Write-Off Expense for the Year Ended December 31, 2008)

Background and Impact:  In February 2009, Central Hudson filed a petition with the PSC seeking approval to defer $1.3 million of incremental electric and $0.5 million of gas net bad debt write-off expense incurred during the twelve months ended December 31, 2008 over the amounts provided for in rates during that period.  In an Order issued August 24, 2009, the PSC granted authority to defer the gas incremental bad debt write-off expense of $0.5 million, but denied the Company’s deferral request for the electric incremental expense on the basis that it did not meet the PSC’s materiality standard for deferral.

(Case 09-G-0139 - Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Gas Leak Repairs Expense for the Year Ended December 31, 2008)

Background and Impact:  In February 2009, Central Hudson filed a petition with the PSC seeking approval to defer $0.5 million of incremental gas non-labor expense related to leak repairs incurred during the twelve months ended December 31, 2008 over the amounts provided for in rates during that period.  In an Order issued August 20, 2009, the PSC denied the Company’s request concluding that the request did not meet the PSC’s requirement that an item must be extraordinary in nature, in order to qualify for deferral accounting treatment.

(Case 09-M-0788 - Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Gas Debt Net Write-Off Expense for the Twelve Months Ended June 30, 2009)

Background:  In October 2009, Central Hudson filed a petition with the PSC seeking approval to defer $2.4 million of incremental electric and $0.4 million of incremental gas net bad debt write-off expense incurred during the twelve months ended June 30, 2009 (Rate Year 3 of the 2005 Rate Plan) over the amounts provided for in our rates during that time period and over the gas deferral amount provided in Case 09-M-0140.

Potential Impacts: The $2.8 million of incremental gas and electric uncollectible expenses impacted Central Hudson’s cash flows in 2008 and 2009.  Central Hudson has recorded a deferral of these incremental uncollectible expenses because it believes it has made a strong demonstration in support of its request for authorization to defer the incremental costs, consistent with criteria cited in recent PSC decisions with positive outcomes regarding the ice storm and the gas portion of the 2008 net bad debt deferral petition.  However, Management cannot predict the outcome of this filing.  If the PSC approves the petition, upon future recovery, Central Hudson’s cash flows would increase.  If the PSC does not approve the petition in full, Central Hudson’s expenses would increase by the amount of the petition denied by the PSC.

ADVANCED METERING INFRASTRUCTURE
(Case 09-M-0074 - Proceeding on Matter of Advanced Metering Infrastructure)

Background:  On February 13, 2009, the PSC issued an Order establishing minimum functional requirements for Advanced Metering Infrastructure (“AMI”) in New York State and creating a process for the development of a generic approach to the benefit/cost analysis of AMI.  The February 13, 2009 Order directed Central Hudson to file an AMI pilot program within 60 days.  The filing requirements set forth by the PSC in the Order were designed to put utilities on track to potentially receive federal financial assistance that may become available under the American Recovery and Reinvestment Act of 2009’s (“ARRA”) Department of Energy (“DOE”) administered program for Electricity Delivery and Energy Reliability (“EDER”).  The DOE may provide grants to successful applicants under the EDER program in an amount equal to not more than 50% of the costs of qualifying investments.

Notable Activity:

2009

•	On April 14, 2009, Central Hudson filed its AMI and Smart Grid Proposal with the PSC.
•
On April 14, 2009, the PSC issued its “Proposed Framework for the Benefit-Cost Analysis of Advanced Metering Infrastructure”.  A Notice Seeking Comment on the proposal was also issued directing parties to file comments on the generic benefit-cost framework by June 15, 2009.

•	The Company filed comments on June 15, 2009.
•
In an AMI / ARRA Order issued July 27, 2009, the PSC approved the Company’s project proposals, which allows the Company to demonstrate on application to the DOE, a ratepayer commitment, through cost recovery via a surcharge, for the portion of eligible project costs not covered by the DOE grant.  This PSC funding approval was necessary for the Company to proceed with its DOE filing.

•	On August 4, 2009, Central Hudson submitted its grant application with the DOE.
•	On October 27, 2009, the DOE notified Central Hudson that the Company’s application submitted in response to the Smart Grid Investment Grant funding opportunity was not selected for award.
•	Central Hudson is currently reviewing and reconsidering its AMI / Smart Grid position. No prediction can be made regarding future steps at this time.

THE ARRA PROJECT FUNDING
(Case 09-E-0310 - In the Matter of American Recovery and Reinvestment Act of 2009 - Utility Filings for New York Economic Stimulus)

Background:  ARRA includes a DOE administered program for EDER.  The sum of $4.5 billion is appropriated by ARRA for the EDER program to be dispersed by DOE through a competitive grant process.  Additional funds may also be available through programs such as Transportation Electrification.

Notable Activity:

2009

•	On April 2, 2009, the PSC sent a letter to the state’s regulated utilities requesting a submittal of project lists from the utilities that are being considered for application for ARRA funding.
•	The ARRA funding in some cases only covers a portion of the project costs and therefore will require other funding sources which may include ratepayer funds for which PSC approval is required.

•	Regulated utilities, New York Power Authority, Long Island Power Authority, and NYISO, along with other parties collaborated on portions of project filings.
•
Central Hudson submitted its current project list to the PSC on April 17, 2009 and filed its updated stimulus plans with the PSC on July 2, 2009.  Included in this filing were Central Hudson’s Smart Grid project, and two collaborative projects including the Statewide Capacitor Installation and the Statewide Phasor Monitoring Unit (“PMU”) Project.  On May 29, 2009, Central Hudson applied for ARRA funding under the “Clean Cities FY09 Petroleum Reduction Technologies Projects for the Transportation Sector” funding opportunity in collaboration with the New York and Lower Hudson Valley Clean Communities and NYSERDA.

•	Smart Grid / AMI

➢
In an AMI / ARRA Order issued July 27, 2009, the PSC approved Central Hudson’s project proposals, which allows Central Hudson to demonstrate on application to the DOE, a ratepayer commitment, through cost recovery via a surcharge, for the portion of eligible project costs not covered by the DOE grant.  This PSC funding approval was necessary for Central Hudson to proceed with its DOE filing.

➢	On August 4, 2009, Central Hudson submitted its grant application with the DOE.
➢	On October 27, 2009, the DOE notified Central Hudson that its application submitted in response to the Smart Grid Investment Grant funding opportunity was not selected for award.
➢	Central Hudson is currently reviewing and reconsidering its AMI / Smart Grid position. No prediction can be made regarding future steps at this time.

•	Statewide Collaborative Projects

➢	On August 6, 2009, the NYISO submitted its grant application for the collaborative projects.
➢
On October 27, 2009, the DOE notified the NYISO that the Statewide Capacitor Installation Project and the Statewide PMU Project have been approved and awarded the NYISO $37.4 million of the total $75.7 million for the projects.  Central Hudson’s portion of this project is $1.6 million of the total $3.1 million for the Capacitor Installation Project and $0.1 million of the total $0.2 million for the Statewide PMU Project.

➢	Central Hudson is currently working with the NYISO and the other New York State utilities on a Sub-Award Agreement for these projects.

➢	The EEI has requested the DOE to seek clarification from the IRS and the Treasury Department on the issue of the taxability of DOE grants under the ARRA.
➢	Central Hudson has a tariff filing due on March 1, 2010 to define the mechanism for recovery from customers for the portion of the projects not provided through the DOE grant.

•	Plug-In Hybrid Technologies

➢
On August 26, 2009, Central Hudson was notified that its grant request to fund the incremental cost of Plug-In Hybrid and Hybrid technology for eight heavy duty line trucks, and associated charging infrastructure improvements was successful, and received $0.7 million to implement the technologies in 2010 and 2011.

➢
The development of Plug-In Hybrid and Hybrid systems in regard to this grant has the potential to reduce fleet diesel fuel consumption by approximately 10,000 gallons annually and associated emissions.  No prediction can be made regarding the final outcome of this matter; however, any overall earnings impacts are not likely to be material.

CENTRAL HUDSON GAS & ELECTRIC FINANCING PETITION
(Case 09-M-0308 - Petition of Central Hudson Gas & Electric Corporation for Authority to enter into multi-year committed credit agreements and issue and sell long-term debt)

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

Impacts:  Central Hudson’s ability to seek a higher level of committed credit could enable greater liquidity to support forecasted construction expenditures, seasonality of the business, volatile energy markets, adverse borrowing environments, and other unforeseen events.  The approval to issue and sell $250 million of long-term debt will support Central Hudson’s ability to finance its construction expenditures, refund maturing long-term debt, and potentially refinance $116 million of multi-modal long-term NYSERDA bonds, which are currently in an auction rate interest mode.

MANAGEMENT AUDIT
(Case 09-M-07674 - Comprehensive Management Audit of Central Hudson Gas & Electric Business)

Background:  In August 2009, the PSC authorized the issuance of a Request for Proposal (“RFP”) for an independent third-party consultant to conduct a comprehensive management audit of Central Hudson’s construction planning processes and operational efficiencies of its electric and gas businesses.  The PSC is required to audit New York utilities every five years.  Audit work is expected to get underway in the first quarter of 2010.  A final report of the consultant’s findings and recommendations is not expected until the second quarter of 2011.  No prediction can be made regarding the outcome of the matter at this time.

NON-UTILITY LAND SALES

For further information regarding non-utility land sales, see Note 2 - “Regulatory Matters.”

ELECTRIC RELIABILITY PERFORMANCE

For further information regarding Central Hudson’s electric reliability performance, see Note 2 - “Regulatory Matters.”

CAPITAL RESOURCES AND LIQUIDITY

CH ENERGY GROUP - CASH FLOW SUMMARY

Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Year Ended December 31,
	2009	2008	2007
Net Cash Provided By/(Used In):
Operating Activities	$126.4	$110.3	$34.1
Investing Activities	(55.7)	(88.7)	(73.7)
Financing Activities	(17.1)	(13.1)	26.8
Net change for the period	53.6	8.5	(12.8)
Balance at beginning of period	19.8	11.3	24.1
Balance at end of period	$73.4	$19.8	$11.3

CH Energy Group’s cash and cash equivalents increased by $53.6 million and $8.5 million for the years ended December 31, 2009 and 2008 and decreased by $12.8 million for the year ended December 31, 2007.  For each of these periods, CH Energy Group’s working capital needs were provided by cash from operations and supplemented seasonally with short-term financing as needed.  Capital expenditures, investments and dividends in each year, as well as acquisitions in 2008 and 2007, were partially funded with cash from operations in excess of expenses and working capital needs.  The remainder of the funding for investing activities was provided by long-term debt issued by Central Hudson and CH Energy Group and supplemented in 2008 and 2007 with proceeds from the sale of short-term investments.  In December 2009, Griffith sold operations in certain geographic locations.  Net of adjustments, primarily for working capital, CH Energy Group received $74.4 million.  CH Energy Group plans to use the majority of the after-tax proceeds to fund the development of a 20-megawatt wind farm facility in Wisconsin (“Shirley Wind project”).

Net cash provided by operations was $126.4 million, $110.3 million and $34.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs in each year, particularly in 2009 and 2008 when lower energy prices resulted in a significant return of working capital.  In the third quarter of 2009, Central Hudson paid $17.7 million to the PSC for a new tax surcharge instituted in April 2009; however, only $7.2 million of this surcharge had been collected from customers through December 31, 2009.  The required payment of the full year assessment in the third quarter of 2009 increased Central Hudson’s working capital needs in the current period, requiring financing.  In March 2010, Central Hudson will begin making bi-annual installments of approximately $8.9 million for this surcharge and will collect the amounts from customers in subsequent months.  Central Hudson also paid $1.1 million to the PSC for the bi-annual general assessment, of which $0.7 million had been collected through December 31, 2009.  Cash from operations was also significantly impacted by an overpayment of federal income taxes in 2009, as well as the receipt of a refund in 2007 for a prior year’s overpayment.  Central Hudson’s MGP site remediation costs in excess of amounts recovered through rates and other regulatory mechanisms totaling $2.3 million, $2.8 million and $5.1 million in the years ended December 31, 2009, 2008 and 2007, respectively, also impacted cash from operations.

Net cash used in investing activities was $55.7 million, $88.7 million and $73.7 million in the years ended December 31, 2009, 2008 and 2007, respectively.  Cash was used primarily to fund investments in Central Hudson’s electric and natural gas systems.  In June 2009, Central Hudson closed on the purchase of certain real-estate in Kingston, NY resulting in an increase of approximately $13 million to plant additions.  Other increases in capital expenditures at Central Hudson in each year relate primarily to maintenance and proactive repairs to transmission and distribution infrastructure to improve reliability.  Additionally in December 2009, CH Energy Group received $74.4 million in proceeds from the sale of select operations of Griffith and invested approximately $12.3 million in the Shirley Wind project.  In 2008 and 2007, cash was also used for acquisitions made by Griffith and was partially offset by net proceeds from short-term investments held by the holding company.

Net cash (used in) provided by financing activities was ($17.1) million, ($13.1) million and $26.8 million in the years ended December 31, 2009, 2008 and 2007, respectively.  Financing activities have consistently included annual dividends of $34.1 million.  Central Hudson’s and Griffith’s cash flows benefited from lower energy prices in 2009.  Cash from operations in excess of expenses and working capital needs was used to repay short-term borrowings in 2009 and redeem Central Hudson’s long-term debt of $20.0 million at maturity in January 2009.  Central Hudson issued $24 million of 30-year notes in September 2009, the proceeds of which were used primarily for the repayment of short-term debt incurred as interim financing for capital expenditures.  In addition, CH Energy Group sold $50 million of 5-year notes in the second quarter of 2009 to provide long-term debt financing for CHEC.  In 2008, the use of cash overdraft due to increased interest rates at Central Hudson and the proceeds of short-term debt at Griffith were used to supplement working capital needs and to pay dividends in that year.  In 2007, net proceeds from the issuance of long-term debt was used primarily to finance capital expenditures and net borrowings of $29.5 million in short-term debt were used primarily to supplement the company’s working capital needs and to pay dividends in that year.

CENTRAL HUDSON - CASH FLOW SUMMARY

Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Year Ended December 31, 2009
	2009	2008	2007
Net Cash Provided By/(Used In):
Operating Activities	$107.5	$68.1	$32.8
Investing Activities	(107.3)	(80.2)	(83.3)
Financing Activities	2.1	11.0	52.4
Net change for the period	2.3	(1.1)	1.9
Balance at beginning of period	2.5	3.6	1.7
Balance at end of period	$4.8	$2.5	$3.6

Central Hudson’s cash and cash equivalents increased by $2.3 million for the year ended December 31, 2009, decreased by $1.1 million for the year ended December 31, 2008 and increased by $1.9 million for the year ended December 31, 2007.  For each of these periods, Central Hudson’s working capital needs were provided by cash from operations and supplemented seasonally with short-term financing as needed.  Cash from operations in excess of expenses and working capital needs provided partial funding for capital expenditures in each year.  The remainder of the funding for capital expenditures was provided by the issuance of long-term debt in each year and supplemented with an equity investment from CH Energy Group in 2009.

Net cash provided by operations was $107.5 million, $68.1 million and $32.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs in each year, particularly in 2009 when lower energy prices resulted in a significant return of working capital. In the third quarter of 2009, Central Hudson paid $17.7 million to the PSC for a new tax surcharge instituted in April 2009; however, only $7.2 million of this surcharge had been collected from customers through December 31, 2009.  The required payment of the full year assessment in the third quarter of 2009 increased Central Hudson’s working capital needs in the current period, requiring financing.  In March 2010, Central Hudson will begin making bi-annual installments of approximately $8.9 million for this surcharge and will collect the amounts from customers in subsequent months.  Central Hudson also paid $1.1 million to the PSC for the bi-annual general assessment, of which $0.7 million had been collected through December 31, 2009.  Cash from operations was also significantly impacted by an overpayment of federal income taxes in 2009, as well as the receipt of a refund in 2007 for a prior year’s overpayment.  Central Hudson’s MGP site remediation costs in excess of amounts recovered through rates and other regulatory mechanisms totaling $2.3 million, $2.8 million and $5.1 million in the years ended December 31, 2009, 2008 and 2007, respectively, also impacted cash from operations.

Net cash used in investing activities of $107.3 million, $80.2 million and $83.3 million in the years ended December 31, 2009, 2008 and 2007, respectively, was primarily for investments in its electric and natural gas systems.  In June 2009, Central Hudson closed on the purchase of certain real-estate in Kingston, NY resulting in an increase of approximately $13 million to plant additions.  Other increases in capital expenditures at Central Hudson in each year relate primarily to maintenance and proactive repairs to transmission and distribution infrastructure to improve reliability.

Net cash provided by financing activities was $2.1 million, $11.0 million and $52.4 million in the years ended December 31, 2009, 2008 and 2007, respectively.  During 2009 and 2008, Central Hudson retained its net income to invest in its transmission and distribution systems.  In 2007, Central Hudson paid dividends to CH Energy Group of $8.5 million.  Central Hudson’s cash flow benefited from lower energy prices at the end of 2008 and throughout 2009.  Cash from operations in excess of expenses and working capital needs were used to repay short-term borrowings in 2009 and 2008 and redeem its long-term debt of $20.0 million at maturity in January 2009.  Additionally, an investment of $25.0 million from CH Energy Group in 2009 and the net proceeds from the issuance of long-term debt in each year supplemented the funding of capital expenditures.

CAPITALIZATION - ISSUANCE OF TREASURY STOCK

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

For further information regarding the above equity compensation, see Note 11 - “Equity Based Compensation” of this 10-K Annual Report.  The Company intends to continue to utilize shares issued from CH Energy Group’s treasury stock for the payout of future performance awards.

CAPITAL STRUCTURE

CH Energy Group’s consolidated capital structure reflects the external debt and preferred stock of Central Hudson and privately placed external debt at CH Energy Group.  CHEC’s long-term debt is comprised entirely of intercompany loans from CH Energy Group that are eliminated upon consolidation.

During the first half of the year, Central Hudson operated under the 2006 Rate Order.  Central Hudson’s rates were based on a capital structure that reflected 45% common equity, but a common equity ratio up to 47% could have been used for the purpose of determining earnings sharing.  Central Hudson has been gradually increasing its equity ratio to bolster its credit quality with the expectation that it would earn a return on the incremental equity through future delivery rates.  Effective July 1, 2009, Central Hudson operated under the 2009 Rate Order. Central Hudson’s rates are based on a capital structure that reflects 47% common equity.  These ratios are calculated according to a PSC methodology, which excludes short-term debt.

In April 2009, CH Energy Group invested $25 million in Central Hudson, which was recorded as additional paid-in capital.  Central Hudson paid no common stock dividends in 2009 and is targeting an equity ratio of approximately 48%, excluding short-term debt.

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).1  On September 9, 2009, Moody’s downgraded Central Hudson’s senior unsecured debt and issuer ratings to ‘A3’ from ‘A2’,  with a continued negative outlook, to reflect their view of the current weakness in our credit metrics and the ongoing need for rate relief to support planned capital expenditures.  Moody’s analysis focused on four key rating factors that they identified as being important determinants in assigning ratings; (1) regulatory framework, (2) ability to recover costs and earn returns, (3) diversification, and (4) financial strength, liquidity and key financial metrics.  The downgrade is not expected to have a material impact on Central Hudson’s financial performance.

1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Year-end capital structures for CH Energy Group and its subsidiaries are set forth below as of December 31:

CH Energy Group
	2009	2008	2007
Long-term debt(1)	46.8%	42.8%	40.8%
Short-term debt	-	3.5	4.3
Preferred stock	2.0	2.1	2.1
Common equity	51.2	51.6	52.8
	100.0%	100.0%	100.0%

Central Hudson
	2009	2008	2007
Long-term debt	49.2%	50.8%	49.6%
Short-term debt(2)	-	3.0	5.2
Preferred stock	2.4	2.5	2.6
Common equity	48.4	43.7	42.6
	100.0%	100.0%	100.0%

CHEC
	2009	2008	2007
Long-term debt(1)	32.1%	26.8%	48.9%
Short-term debt	-	6.4	-
Preferred stock	-	-	-
Common equity	67.9	66.8	51.1
	100.0%	100.0%	100.0%

(1)	Based on stand-alone financial statements and including intercompany balances which are eliminated upon consolidation.
(2)	Excluded from the common equity ratio under the PSC’s methodology for Central Hudson delivery rates

CONTRACTUAL OBLIGATIONS

A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 12 - “Commitments and Contingencies.”

The following is a summary of the contractual obligations for CH Energy Group and its affiliates as of December 31, 2009 (In Thousands):

Projected Payments Due By Period

	Less than 1 year	Years Ending 2011-2012	Years Ending 2013-2014	2015 and After	Total
Long-Term Debt(1)	$24,000	$37,948	$72,726	$353,276	$487,950
Interest Payments - Long-Term Debt(1)	22,737	42,042	35,303	206,358	306,440
Operating Leases	2,450	4,904	4,565	8,992	20,911
Construction/Maintenance & Other Projects(2)	79,307	29,849	7,663	3,784	120,603
Purchased Electric Contracts(3)	109,732	40,355	7,998	3,613	161,698
Purchased Natural Gas Contracts(3)	55,369	53,410	22,624	49,599	181,002
Purchased Fixed Liquid Petroleum Contracts(4)	3,959	-	-	-	3,959
Total Contractual Obligations(5)	$297,554	$208,508	$150,879	$625,622	$1,282,563

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2009.
(2)
Including Specific, Term, and Service Contracts, briefly defined as follows:  Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; Service Contracts include consulting, educational, and professional service contracts.

(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(4)	Estimated based on pricing on December 31, 2009.
(5)	The estimated present value of CH Energy Group’s total contractual obligations is $856 million, assuming a discount rate of 5.5%.

The following is a summary of the contractual obligations for Central Hudson as of December 31, 2009 (In Thousands):

Projected Payments Due By Period

	Less than 1 year	Years Ending 2011-2012	Years Ending 2013-2014	2015 and After	Total
Long-Term Debt(1)	$24,000	$36,000	$44,000	$333,950	$437,950
Interest Payments - Long-Term Debt(1)	19,395	35,454	29,867	197,926	282,642
Operating Leases	1,546	3,013	2,907	2,888	10,354
Construction/Maintenance & Other Projects(2)	52,022	29,773	7,587	3,784	93,166
Purchased Electric Contracts(3)	109,732	40,355	7,998	3,613	161,698
Purchased Natural Gas Contracts(3)	55,369	53,410	22,624	49,599	181,002
Total Contractual Obligations(4)	$262,064	$198,005	$114,983	$591,760	$1,166,812
(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2009.
(2)	Including Specific, Term, and Service Contracts, as defined in footnote (2) of the preceding chart.
(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(4)	The estimated present value of Central Hudson’s total contractual obligations is $763 million, assuming a discount rate of 5.5%.

Central Hudson has an obligation to meet its contractual benefit payment obligations.  Decisions about how to fund the Retirement Plan to meet these obligations are made annually and are primarily affected by the discount rate used to determine benefit obligations, current asset values and the projection of Retirement Plan assets.  Based on the funding requirements of the Pension Protection Act, Central Hudson plans to make contributions that maintain the target funded percentage at 80% or higher.  On January 22, 2010, Central Hudson contributed $30 million to its Retirement Plan.  Central Hudson’s contributions for 2010 are expected to total approximately $30-$55 million, resulting in a funded status that meets Central Hudson’s objective.  The actual contributions could vary significantly based upon economic growth, projected investment returns, inflation, and interest rate assumptions. Actual funded status could vary significantly based on asset returns and changes in the discount rate used to estimate the present value of future obligations.

Employer contributions in 2009 to fund OPEBs were $3.5 million.  Obligations for future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used.  If these factors remain stable, OPEB contributions over the next few years are expected to range from $5-$7 million annually.

During 2009, the financial markets experienced less volatility than the level experienced in 2008 and the value of the Retirement Plan and OPEB assets increased by $52.9 million and $14.5 million, respectively.  These increases reduced the underfunded status of these plans.  However, the decrease in discount rates from 2008 increased the present value of the plans’ liabilities.  The net effect on the funded status of the plans from the financial markets and the discount rates was a decrease in the unfunded status of the plans.  If future market conditions do not improve sufficiently to completely offset the volatility of 2008, additional contributions will likely become necessary under the terms of the Pension Protection Act of 2006.  Management expects that such contributions will be recovered through the rate making process over time.  Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Investment Policy.  Management cannot currently predict what impact future financial market volatility may have on the funded status of the plan or future funding decisions.

Management is reviewing changes to the Plan’s investment strategy to reduce the year-to-year volatility of the funded status and the level of contributions.  Options being considered include extending the duration of the Plan’s investments as well as changes to the target asset allocation to more closely align with the Plan’s long-term obligations.

Under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers these costs through customer rates with differences between actual cost and rate allowances deferred for future recovery from or return to customers.  Based on the current policy, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

ANTICIPATED SOURCES AND USES OF CASH

CH Energy Group’s cash flow is primarily generated by the operations of its direct subsidiaries, Central Hudson and CHEC.  Generally, the subsidiaries do not accumulate cash but rather provide cash to CH Energy Group in the form of dividends and, in the case of CHEC, repayments on its intercompany loan.

Central Hudson’s planned capital expenditures for construction and removal during 2010 are expected to total approximately $85 million.  For 2011, planned capital expenditures are expected to range from $90 million to $100 million.  Capital expenditures are expected to be funded with cash from operations and a combination of short-term and long-term borrowings.  Central Hudson may alter its plan for capital expenditures as its business needs require.

Based on the PSC decision in June 2009 and the proposed terms of its July 2009 rate case filing, Central Hudson intends to retain a significant portion of its 2010 earnings to partially fund growth in its long-lived assets while issuing approximately $45 million of its Series G medium-term notes to fund the remainder of such growth, fund maturing long-term debt, and manage its capital structure.  Central Hudson plans to maintain an equity ratio of approximately 48% in 2010, excluding short-term balances.  Central Hudson expects to utilize short-term debt to fund seasonal and temporary variations in working capital requirements.  If wholesale energy prices increase, Central Hudson would expect a corresponding increase in its current level of working capital.

On December 11, 2009, CH Energy Group announced the sale of operations of Griffith in certain geographic locations.  Net of adjustments, primarily for working capital, Griffith received approximately $74 million in proceeds.  CH Energy Group expects to pay taxes on the gain on the sale of approximately $12-$13 million and plans to use the majority of the remaining proceeds to fund the development of a 20-megawatt wind farm facility in Wisconsin.  In December 2009, CHEC invested approximately $12 million in the Shirley Wind project, and expects to invest an additional $35 million during 2010 to complete development and bring its total investment to $47 million.  CHEC also intends to invest $0.5 million to complete development of a landfill gas energy facility in Auburn, NY during the first quarter of 2010.  Additionally, capital expenditures at Griffith are expected to be approximately $2.0 million during 2010, excluding acquisitions and investments arising from CHEC’s business development activities.  For 2011, capital expenditures at Griffith, excluding acquisitions and investments arising from its business development activities, are expected to range from $2.0 million to $2.5 million.

CH Energy Group believes cash generated from operations and funds obtained from its financing program will be sufficient in 2010 and the foreseeable future to meet working capital needs, pay dividends on its Common Stock, and fund investments and acquisitions to fulfill its public service obligations and growth objectives.  CH Energy Group’s primary source of funds is the cash it generates from the operations of Central Hudson and CHEC, which can be affected by volatility in energy markets that affects their working capital needs and profitability.  CH Energy Group’s secondary sources of funds are its cash reserves and its credit facility.  CH Energy Group’s ability to use its credit facility is contingent upon maintaining certain financial covenants.  CH Energy Group does not anticipate that those covenants will restrict its access to funds in 2010 or the foreseeable future.

FINANCING PROGRAM

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  CH Energy Group entered 2010 with no short-term debt liabilities and significant available capacity under CH Energy Group’s and Central Hudson’s committed credit facilities.  Central Hudson’s strong investment-grade credit ratings help facilitate access to long-term debt; however, despite improving conditions in financial markets, Management can make no assurance regarding the availability of financing or its terms and costs.  With the exception of treasury shares to be issued for several restricted share grants and performance share awards earned, no significant equity issuance is currently planned for 2010.  As discussed earlier, CH Energy Group is actively seeking growth opportunities aligned to its strategy for Central Hudson and CHEC, and it continues to evaluate alternatives for raising capital should those opportunities warrant investment of capital in excess of internal resources.

CH Energy Group maintains a $150 million revolving credit agreement with several commercial banks to provide committed liquidity beyond its cash balance.  That agreement was amended in 2008 to expand CH Energy Group’s committed credit from $75 million to $150 million for a period of five years from the effective date.  At December 31, 2009, CH Energy Group had no outstanding borrowings under its credit agreement.

In the second quarter of 2009, CH Energy Group privately placed $50 million of senior unsecured notes.  The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014.  CH Energy Group used a portion of the proceeds from the sale of the notes to repay short-term debt and retained the remainder for general corporate purposes.  On December 15, 2009, following the sale of operations of Griffith in certain geographic locations, CH Energy Group entered into a supplemental note purchase agreement for the sale of $23.5 million of new notes and redeemed $23.5 million of the notes placed during the second quarter of 2009.  The newly issued notes bear interest at a rate of 6.80% per annum and mature on December 15, 2025.  Interest is payable semi-annually and, commencing June 15, 2011, with semi-annual payments of principal.  The mortgage style amortization of principal results in the final payment of principal and interest upon maturity.  CH Energy Group intends to use approximately $23.5 million of the proceeds from the December sale of notes to fund a portion of its investment in the Shirley Wind project.

Effective January 2, 2007 and pursuant to PSC authorization, Central Hudson amended its $75 million committed credit agreement with several commercial banks, increasing the committed credit to $125 million and extending the term of the agreement to January 2, 2012.  In addition to this credit agreement, Central Hudson maintains several uncommitted lines of credit with various banks.  These arrangements give Central Hudson competitive options to minimize the cost of its short-term borrowings.  At December 31, 2009, Central Hudson had no outstanding balance under its uncommitted lines of credit and no outstanding balance under its committed credit agreement.

The lenders under both the CH Energy Group ($150 million) and Central Hudson ($125 million) credit agreements include JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  The availability of these facilities is contingent upon the ability of the lenders to fulfill their commitments.  If one or more banks are deemed at risk of being unable to meet their commitments, CH Energy Group and Central Hudson may seek alternative sources of committed credit to supplement the current agreements.  However, alternate sources may not be readily available. CH Energy Group and Central Hudson plan for such a situation by reserving portions of the total commitment for unforeseen events.

Central Hudson meets its need for long-term debt financing through a medium-term notes program.  As a regulated electric and natural gas utility company, Central Hudson is required to obtain authorization from the PSC to issue securities with maturities greater than 12 months.

The PSC issued an Order in September 2006, authorizing Central Hudson to issue medium-term notes of up to $140 million over the three-year period ending December 31, 2009.  With this authorization, Central Hudson established its Series F notes and issued $120 million during that period.  A summary of Series F issuances follows:

Date	Amount of Issuance	Term, Rate	Proceeds Used for:
March 23, 2007	$33,000,000	30-year, 5.80%	Redemption at maturity of $33,000,000 5-year, 5.87% Series D Notes
September 14, 2007	$33,000,000	10-year, 6.028%	Financing ongoing investments in electric and natural gas systems
November 18, 2008	$30,000,000	5-year, 6.854%	Financing ongoing investments in electric and natural gas systems
September 30, 2009	$24,000,000	30-year, 5.80%	Financing ongoing investments in electric and natural gas systems

On September 22, 2009, the PSC authorized Central Hudson to increase its multi-year committed credit to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.  The Order authorizes Central Hudson to issue and sell $250 million of long-term debt to finance its construction expenditures, refund maturing long-term debt, and potentially refinance its 1999 NYSERDA Bonds, Series B, C and D.  A new shelf registration statement was filed by Central Hudson with the SEC covering the offer and sale of up to $250 million of long-term debt pursuant to the authority granted by the PSC.  An amended registration statement was filed on December 23, 2009 and the registration of the Series G notes became effective on January 6, 2010.  No immediate action is planned to increase Central Hudson’s committed credit; however, options to do so will be evaluated in the future.

Central Hudson has five debt series, totaling $166 million, which were issued in prior years in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”).  These NYSERDA bonds are insured by Ambac Assurance Corporation (“Ambac”) and the ratings on these bonds reflect the higher of the credit rating of Ambac or Central Hudson.  The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A3’/negative by Moody’s.2

Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008.  Under the terms of the applicable indenture, Central Hudson converted the bonds to a fixed rate of 6.5%, which will continue until their maturity in December 2028.  Prior to the December 1, 2008 re-marketing, the bonds bore interest at a five-year term rate of 3.0%.

2 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode.  Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a Dutch auction.  Auctions in the market for municipal auction rate securities have experienced widespread failures since early 2008.  Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period.  Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed.  As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture.  Central Hudson’s maximum rate results in interest rates that are generally higher than the expected results from the auction process.  For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction, to be 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent.  Since the first auction failure in February 2008, the applicable rate for Central Hudson’s bonds has ranged from 0.40% to 9.01% and in 2009 averaged 0.80%. In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings.  To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt.  Effective April 1, 2009, Central Hudson entered into a one-year rate cap with Key Bank National Association to protect against unexpected short-term interest rate increases.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of variable rate 1999 NYSERDA Bonds.  Central Hudson would receive a payout if the bonds reset at rates above 4.375%.  During 2009 and 2008, the average for any quarter did not exceed the cap rate and therefore no payments were received in each of these years.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

Griffith’s financing is provided by CH Energy Group.

Effective July 31, 2007, CH Energy Group’s Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the “Repurchase Program”), which was originally authorized in 2002.  As amended, the Repurchase Program authorizes the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of the CH Energy Group’s outstanding Common Stock, from time to time, through July 31, 2012.  No shares were purchased under the Repurchase Program in 2007, 2008, or 2009.  CH Energy Group intends to set repurchase targets, if any, based on circumstances from time to time.

For more information on CH Energy Group's and Central Hudson's financing program, see Note 7 - "Short-Term Borrowing Arrangements," Note 8 - "Capitalization - Common and Preferred Stock," and Note 9 - "Capitalization - Long-Term Debt."

PARENTAL GUARANTEES

For information on parental guarantees issued by CH Energy Group and CHEC, see Note 1 - “Summary of Significant Accounting Policies” under the caption “Parental Guarantees.”

PRODUCT WARRANTIES

For information on product warranties issued by Griffith, see Note 1 - “Summary of Significant Accounting Policies” under the caption “Product Warranties.”

ENVIRONMENTAL MATTERS

For information on environmental matters related to CH Energy Group, Central Hudson, CHEC, and Griffith, see subcaption “Environmental Matters” in Note 12 - “Commitments and Contingencies” under the caption “Contingencies.”

RELATED PARTIES

For information on related parties to CH Energy Group and Central Hudson, see Note 1 - “Summary of Significant Accounting Policies” under the caption “Related Party Transactions.”

EARNINGS PER SHARE

The following discussion and analyses include explanations of significant changes in revenues and expenses between the year ended December 31, 2009, and 2008, and the year ended December 31, 2008, and 2007 for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

EARNINGS

Earnings per share (basic and diluted) of CH Energy Group’s Common Stock are computed on the basis of the average number of common shares outstanding (basic and diluted) during the subject year.  The number of average shares outstanding of CH Energy Group Common Stock, the earnings per share, and the rate of return earned on average common equity, which is net income as a percentage of a monthly average of common equity, are as follows (Shares In Thousands):

	2009	2008	2007
Average shares outstanding:
Basic	15,775	15,768	15,762
Diluted	15,881	15,805	15,779

Earnings per share from continuing operations:
Basic	$2.13	$2.00	$2.61
Diluted	$2.12	$2.00	$2.61

Earnings per share from discontinued operations:
Basic	$0.63	$0.22	$0.09
Diluted	$0.62	$0.22	$0.09

Earnings per share:
Basic	$2.76	$2.22	$2.70
Diluted	$2.74	$2.22	$2.70

Return earned on common equity	8.6%	6.6%	8.1%

2009 as compared to 2008

CH ENERGY GROUP CONSOLIDATED

Earnings per Share (Basic)
	Year Ended December 31,
	2009	2008	Change
Central Hudson - Electric	$1.60	$1.33	$0.27
Central Hudson - Natural Gas	0.42	0.34	0.08
Griffith	0.76	0.26	0.50
Other Businesses and Investments	(0.02)	0.29	(0.31)
	$2.76	$2.22	$0.54

Earnings for CH Energy Group totaled $2.76 per share in 2009, versus $2.22 per share in 2008, an increase of $0.54 per share.  The 2009 earnings reflect a recovery from somewhat depressed levels in 2008.  Central Hudson’s new rate plan approved by the PSC, which took effect July 1, 2009, corrected a misalignment of costs and revenues.  Additionally, Griffith completed a successful partial divestiture in the fourth quarter of 2009 and implemented continued operational efficiencies and cost reductions in its continuing operations.

Details by business unit were as follows:

CENTRAL HUDSON

Earnings per Share (Basic)

	Year Ended December 31,
	2009	2008	Change
Electric	$1.60	$1.33	$0.27
Natural Gas	0.42	0.34	0.08
	$2.02	$1.67	$0.35

Earnings from Central Hudson's electric and natural gas operations increased $0.35 per share in 2009 compared to 2008 due to the following:

Regulatory mechanisms and other events:
Uncollectible deferral - approved	$0.02
Uncollectible deferral - pending approval	0.11
Cable attachment rents in 2008	(0.03)
Rate increases	0.66
Revenue decoupling mechanisms	0.22
Weather normalized sales	(0.17)
Weather impact on sales (including hedging)	(0.04)
Higher uncollectible accounts	(0.18)
Higher depreciation	(0.15)
Higher property and other taxes	(0.07)
Higher interest expense and carrying charges	(0.07)
Higher tree trimming and other distribution maintenance	(0.06)
Lower storm restoration expense	0.09
Other	0.02
$0.35

Central Hudson's contribution to earnings per share was $2.02 per share, an increase of $0.35 per share over the $1.67 per share posted in 2008. The improvement is due primarily to improved cost recovery though delivery rates, though higher uncollectible accounts, depreciation, property taxes and other expenses offset much of the increased revenue. The absence of major storms and the resulting expense of restoring service to electric customers contributed $0.09 per share to year-over-year performance.

GRIFFITH

Earnings per Share (Basic)

Year Ended December 31,
2009	2008	Change
$0.76	$0.26	$0.50

Griffith’s earnings increased $0.50 per share in 2009 compared to 2008 due to the following:

Other events:
Gain on the sale of Northeast operations(1)	$0.40
Discontinued operations	(0.04)
Margin on petroleum sales and services	0.02
Weather normalized sales (including conservation)	(0.21)
Weather impact on sales (including hedging)	0.11
Operating expenses	0.11
Lower uncollectible accounts	0.04
Other	0.07
$0.50

(1)	See additional taxes owed by the holding company within Other Businesses & Investments.

Griffith contributed $0.76 to earnings per share in 2009 as compared to $0.26 per share in 2008.  This increase was primarily attributable to the sale of operations in certain geographic locations.  Customer conservation continued to have a negative impact on sales, but was offset by the favorable impacts of weather and continued operational cost reductions implemented by Management.

OTHER BUSINESSES AND INVESTMENTS

Earnings per Share (Basic)

Year Ended December 31,
2009	2008	Change
$(0.02)	$0.29	$(0.31)

The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in 2009 compared to 2008 is due to the following:

Other events:
Holding Company's income taxes on Griffith sale	$(0.06)
Buckeye investment	(0.05)
Lyonsdale investment	(0.03)
Holding company interest expense	(0.07)
Higher other taxes	(0.02)
Higher costs associated with pursuing future investments	(0.03)
Other operating assets and investments	(0.03)
Other	(0.02)
$(0.31)

CH Energy Group (the holding company) and CHEC’s partnerships and other investments resulted in a loss of ($0.02) per share in 2009, a decrease of ($0.31) per share from 2008.  Interest expense on the debt issued at the holding company in 2009 to finance CH Energy Group’s unregulated businesses reduced earnings by ($0.07) per share. Income taxes on the gain from the Griffith sale lowered earnings by ($0.06) per share. Additionally, the write-off of the Buckeye investment lowered 2009 earnings by ($0.05) per share.

2008 as compared to 2007

CH ENERGY GROUP CONSOLIDATED

Earnings per Share (Basic)
	Year Ended December 31,
	2008	2007	Change
Central Hudson - Electric	$1.33	$1.66	$(0.33)
Central Hudson - Natural Gas	0.34	0.40	(0.06)
Griffith	0.26	0.20	0.06
Other Businesses and Investments	0.29	0.44	(0.15)
	$2.22	$2.70	$(0.48)

Details by business unit were as follows:

CENTRAL HUDSON

Earnings per Share (Basic)

	Year Ended December 31,
	2008	2007	Change
Electric	$1.33	$1.66	$(0.33)
Natural Gas	0.34	0.40	(0.06)
Total	$1.67	$2.06	$(0.39)

Earnings from Central Hudson’s electric and natural gas operations decreased $0.39 per share in 2008 compared to 2007, due to the following:

Regulatory mechanisms and other events:
Shared earnings recorded in 2007	$0.04
Gain on non-utility property sales in 2007	(0.02)
Cable attachment rents in 2008	0.03
Rate increases	0.16
Higher storm restoration expense	(0.13)
Higher tree trimming	(0.08)
Higher depreciation	(0.09)
Higher interest expense and carrying charges	(0.08)
Higher property and other taxes	(0.06)
Higher uncollectible accounts	(0.17)
Weather normalized sales (including conservation)	(0.01)
Other	0.02
$(0.39)

Central Hudson's contribution to annual earnings per share was $1.67, which was $0.39 lower than that of 2007.  As a result of the shortfall in sales, the delivery rate increases that were approved in 2006 and took effect in 2008 did not generate sufficient revenue to meet the higher operating costs that those rates had been designed to cover.  In particular, those expenditures included higher tree trimming (reducing earnings per share by $0.08) and depreciation ($0.09).  In addition, Central Hudson experienced significantly higher costs associated with customers being unable to pay their bills as a result of the weak economy ($0.17), as well as higher costs associated with restoring electric service following storms ($0.13).

GRIFFITH

Earnings per Share (Basic)

Year Ended December 31,
2008	2007	Change
$0.26	$0.20	$0.06

Griffith’s earnings increased $0.06 per share in 2008 compared to 2007, due to the following:

Other events:
Discontinued operations	$0.11
Margin on petroleum sales and services	0.20
Weather normalized sales (including conservation)	(0.20)
Higher uncollectible accounts	(0.11)
Operating expenses	(0.03)
Weather impact on sales (including hedging)	0.08
Other	0.01
$0.06

Griffith contributed $0.26 to earnings per share in 2008, up from $0.20 in 2007, due largely to higher margins.  Favorable margins in the latter part of the year offset margin compression that had reduced profits during the first three quarters of 2008.  High oil prices and the weakening economy led to price-induced conservation (reducing earnings per share by $0.20), as well as significantly higher costs from uncollectible accounts ($0.11).

OTHER BUSINESSES AND INVESTMENTS

Earnings per Share (Basic)

Year Ended December 31,
2008	2007	Change
$0.29	$0.44	$(0.15)

The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in 2008 compared to 2007 is due to the following:

Cornhusker Holdings	$(0.06)
Lyonsdale	0.03
Lower interest and investment income	(0.09)
Other	(0.03)
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

RESULTS OF OPERATIONS

CENTRAL HUDSON

The following discussions and analyses include explanations of significant changes in revenues and expenses between the years ended December 31, 2009 and 2008 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Year Ended
	December 31, 2009
	Over/(Under) same period
	in 2008
	Amount	Percent
Operating Revenues	$(87,400)	(11.0)%

Operating Expenses:
Purchased electricity, fuel and natural gas	(127,252)	(25.7)%
Depreciation and amortization	2,282	7.7%
Other operating expenses	28,576	13.9%
Total Operating Expenses	(96,394)	(13.2)%
Operating Income	8,994	13.4%
Other Income, net	(2,128)	(46.3)%
Interest Charges	(541)	(2.1)%
Income before income taxes	7,407	15.9%
Income Taxes	1,869	9.7%
Net income	$5,538	20.3%

Income Statement Variances
(Dollars in Thousands)

	Year Ended
	December 31, 2008
	Over/(Under) same period
	in 2007
	Amount	Percent
Operating Revenues	$15,419	2.0%

Operating Expenses:
Purchased electricity, fuel and natural gas	1,547	0.3%
Depreciation and Amortization	1,413	5.0%
Other operating expenses	16,521	8.8%
Total operating expenses	19,481	2.7%
Operating Income	(4,062)	(5.7)%
Other income, net	(670)	(12.7)%
Interest Charges	2,519	11.0%
Income before income taxes	(7,251)	(13.5)%
Income Taxes	(1,053)	(5.2)%
Net (loss)/income	$(6,198)	(18.5)%

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

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in 2009, compared to 2008, and in 2008, compared to 2007.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Effective July 1, 2009, Central Hudson’s delivery rate structure includes a revenue decoupling mechanism which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes no longer have a significant impact on Central Hudson’s earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.

Actual Deliveries
	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	Increase/(Decrease) from		Increase/(Decrease) from
	same period in 2008		same period in 2007
	Electric	Natural Gas	Electric	Natural Gas
Residential	(3)%	(1)%	(2)%	0%
Commercial	(4)%	1%	(2)%	(1)%
Industrial and other(1)	(10)%	(16)%	(7)%	(1)%
Total Deliveries	(5)%	(3)%	(3)%	(1)%

(1)	Includes interruptible natural gas deliveries.

Weather Normalized Deliveries
	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	Increase/(Decrease) from		Increase/(Decrease) from
	same period in 2008		same period in 2007
	Electric	Natural Gas	Electric	Natural Gas
Residential	(2)%	(1)%	0%	(3)%
Commercial	(3)%	0%	(2)%	(2)%
Industrial and other (2)	(10)%	(16)%	(7)%	(5)%
Total Deliveries	(4)%	(3)%	(2)%	(3)%

(2)	Excludes interruptible natural gas deliveries.
Note:	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Electric and natural gas deliveries to residential and commercial customers during 2009 and 2008 were negatively impacted by declines in use per customer compared to the previous year.

For electric deliveries, the cooler summer weather experienced in both 2009 compared to 2008 and 2008 compared to 2007, further contributed to the decline in sales.  Natural gas deliveries to residential and commercial customers in 2009 were favorably impacted by a slight increase in heating degree days, but were not enough to offset the lower use per customer.  Residential and commercial natural gas heating degree days increased 5% in 2008 as compared to 2007 and had an even larger favorable impact on sales in that year.  However, the colder weather did not result in higher net delivery volumes for residential and commercial natural gas customers due to the effects of customer conservation.

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

Change in Central Hudson Revenues
(In Thousands)
	Year Ended December 31, 2009
	Increase/(Decrease) from same period in 2008
	Electric	Natural Gas	Total
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$(104,345)	$(19,496)	$(123,841)
Sales to others for resale	(479)	(3,890)	(4,369)
Other revenues with matching offsets	20,791	3,055	23,846
Subtotal	(84,033)	(20,331)	(104,364)

Revenues Impacting Earnings:
Customer sales	7,761	3,374	11,135
RDM and other regulatory mechanisms	4,711	224	4,935
Finance charges	8	183	191
Weather-hedging contracts	57	113	170
Other revenues	(495)	1,028	533
Subtotal	12,042	4,922	16,964

Total Decrease in Revenues	$(71,991)	$(15,409)	$(87,400)

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

Electric and natural gas revenues decreased in the year ended December 31, 2009, as compared to the same period in 2008 primarily due to lower energy cost adjustment revenues.  For electric, this resulted from both lower wholesale prices and lower delivery volumes.  For natural gas, this was primarily driven by lower net gas costs.  Lower revenues from gas sales to others for resale also contributed to the decrease in natural gas revenues.

These decreases in both electric and natural gas revenue were partially offset by an increase in other revenues with matching expense offsets resulting from an increase in rates related to increased pension costs, New York State (“NYS”) energy efficiency programs and a new tax surcharge implemented by the PSC. The reasons for the increase in revenues with matching expense offsets are discussed in more detail under operating expenses.

The revenues impacting earnings increased primarily due to an increase in electric and natural gas delivery rates on customer sales and the RDMs, both of which became effective July 1, 2009.

Change in Central Hudson Revenues
(In Thousands)
	Year Ended December 31, 2008
	Increase/(Decrease) from same period in 2007
	Electric	Natural Gas	Total
Revenues with Matching Offsets:(1)
Energy cost adjustment	$(15,903)	$7,594	$(8,309)
Sales to others for resale	(2,076)	12,298	10,222
Pension, OPEB and other revenues	3,763	3,260	7,023
Subtotal	(14,216)	23,152	8,936

Revenues Impacting Earnings:
Customer sales	619	921	1,540
Other regulatory mechanisms	2,481	673	3,154
Pole attachments and other rents	1,022	-	1,022
Finance charges	764	210	974
Other revenues	652	(859)	(207)
Subtotal	5,538	945	6,483

Total (Decrease)/Increase in Revenues	$(8,678)	$24,097	$15,419

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

The net results of these and previous earnings sharing arrangements had the effect of increasing pre-tax earnings by $0.1 million in 2009, $0.7 million in 2008, and $0.5 million in 2007.

In addition to the above-noted items, for the period from July 1, 2006 through June 30, 2009, Central Hudson was required to share with customers earnings over a base ROE of 10.6% on the equity portion of Central Hudson’s rate base, which was determined in accordance with the criteria set forth in the 2006 Rate Order.  Central Hudson did not record shared earnings in 2009 or 2008.  In 2007, Central Hudson recorded $1.1 million as a regulatory liability for the customer portion of these pre-tax shared earnings.

See Note 2 - “Regulatory Matters” of this 10-K Annual Report under the caption “2006 Rate Order” for a description of earnings sharing formulas approved by the PSC for Central Hudson.

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

Total utility operating expenses decreased 13% in 2009 compared to 2008 and increased 3% in 2008 compared to 2007.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	Increase / (Decrease) from	Increase / (Decrease) from
	same period in 2008	same period in 2007
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$(104,824)	$(17,979)
Purchased natural gas	(23,386)	19,892
Pension	7,763	(320)
OPEB	(1,528)	(253)
NYS energy programs	8,568	3,118
MGP site remediations	539	825
PSC tax surcharge	7,115	-
Residual gas deferred balances	242	2,791
Other matched expenses	1,080	718
Subtotal	(104,431)	8,792

Other Expense Variations:
Tree trimming	849	2,131
Uncollectible expense	4,268	3,042
Uncollectible deferrals	(3,327)	-
Purchased natural gas incentive arrangements	958	(366)
Storm restoration expenses(2)	(2,467)	3,270
Property taxes	1,518	1,044
Depreciation	2,283	1,413
Interest and carrying charges	1,102	1,259
Other expenses	2,853	(1,104)
Subtotal	8,037	10,689

Total (Decrease)/Increase in Operating Expenses	$(96,394)	$19,481

(1)	Includes expenses that, in accordance with the 2006 Rate Order and the 2009 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	Does not include $3.1 million in incremental costs related to the December 2008 ice storm deferred for future recovery from customers. See further discussion below.

In addition to the required adjustment to match revenues collected from customers, the variation in purchased electric and natural gas expense in 2009 reflects the effects of lower wholesale prices for electricity and natural gas, as well as lower volumes delivered to electric customers.  Purchased electricity costs decreased in 2008 compared to 2007 primarily due to lower volumes delivered (resulting from the switch of industrial customers from full service to delivery service, as well as weather and customer conservation), partially offset by higher wholesale prices.  Purchased natural gas costs increased in 2008 as compared to 2007 primarily due to higher wholesale prices, which were only partially offset by lower delivery volumes resulting from customer conservation.

The increase in the PSC tax surcharge is due to a new tax surcharge instituted by the PSC in April 2009.  Effective July 1, 2009, the surcharge is being collected from customers and is expected to total approximately $18 million per year.  The increase in pensions in both 2009 and 2008 is due to an increase in the level of expenses recorded with a corresponding increase in revenues resulting from the increase in delivery rates authorized in the 2009 and 2006 Rate Orders.  The increase in NYS energy program expenses relates to the costs of energy efficiency programs under the Energy Efficiency Portfolio Standard which began in October 2008, as well as, higher spending levels associated with other energy programs as authorized by the 2006 and 2009 Rate Orders.

Uncollectible expense increased in both 2009 and 2008, which management believes is a result of the unfavorable economic conditions, particularly the rise in unemployment rates.  The higher wholesale prices in 2008 also had an impact on customers’ ability to pay their bills.  Additionally, in 2009 Central Hudson has deferred approximately $3.3 million of uncollectible expense and requested PSC authorization for future recovery from customers.  The PSC has approved approximately $0.5 million of this deferral related to gas uncollectible expenses incurred for the calendar year ended December 31, 2008.  The petition requesting authorization for deferral of the remaining $2.8 million relates to the twelve months ended June 30, 2009 for electric and the six months ended June 30, 2009 for gas and is still pending.  However, Management cannot predict the outcome of this filing.  If the PSC does not approve the petition in full, Central Hudson’s expenses would increase by the amount of the petition denied by the PSC.

Storm restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  Storm restoration costs decreased in 2009 as compared to 2008, but had increased in 2008 compared to 2007.  The increase in 2008 does not include $3.1 million in incremental costs related to an ice storm in December 2008 which interrupted service to approximately 72,000 customers.  Central Hudson received authorization from the PSC to recover these incremental restoration costs through the 2009 Rate Order.  The increases in depreciation in 2009 and 2008 are the result of continued investments in Central Hudson’s electric and natural gas infrastructures.  The increases in tree trimming each year reflect Central Hudson’s continuing efforts to improve system reliability.  Management believes these efforts contributed to improved system reliability during storms.  These costs are covered by higher revenues resulting from the 2006 and 2009 Rate Orders.

Other Income

Other income and deductions for Central Hudson for the year ended December 31, 2009, decreased $2.1 million, compared to the same period in 2008, primarily due to a decrease in regulatory carrying charges due from customers related to pension costs and regulatory adjustments resulting from changes in interest costs on Central Hudson’s variable rate long-term debt.  The latter adjustment offsets the decrease in interest on the variable rate debt, as discussed under the caption “Interest Charges.”  The impact of these decreases on earnings was reduced by higher earnings on deferred compensation plan assets.

Other income and deductions for Central Hudson for the year ended December 31, 2008, decreased $0.7 million compared to the same period in 2007, primarily due to losses on Central Hudson’s deferred compensation plan assets and a reduction in regulatory carrying charges on balances due from customers.

Interest Charges

Central Hudson’s interest charges decreased $0.5 million for the year ended December 31, 2009, compared to the same period in 2008.  Increases resulting from higher outstanding debt balances and increased carrying charges due customers were offset primarily by a decrease in interest rates on variable rate notes and short-term borrowings.  Issuances of $30 million in medium-term notes in November 2008 and $24 million in October 2009, offset by the redemption of $20 million in January 2009, resulted in a net increase in average outstanding debt during the year.  The increase in carrying charges due customers was primarily related to an increase in the underlying reserve balance for other post-retirement benefits and carrying charges beginning July 1, 2009 on the net regulatory electric liability set aside for future customer benefit.  Lower working capital requirements as a result of decreasing energy prices allowed Central Hudson to decrease short-term borrowings.

Central Hudson’s interest charges increased by $2.5 million for the year ended December 31, 2008, compared to the same period in 2007 largely due to an increase in long-term debt resulting primarily from the issuance of medium-term notes in September 2007 and also from the issuance of medium-term notes in November 2008.  The proceeds from both issuances were used to finance ongoing investments in Central Hudson’s electric and natural gas systems.

The following table sets forth pertinent data on Central Hudson’s outstanding debt (Dollars in Thousands):

	2009	2008	2007
Long-Term Debt:
Debt retired	$20,000	$-	$33,000
Debt issued	$24,000	$30,000	$66,000
Outstanding at year end:
Amount (including current portion)	$437,897	$433,894	$403,892
Weighted average interest rate	4.78%	5.43%	5.49%
Short-Term Debt:
Average daily amount outstanding	$21,962	$32,304	$32,501
Weighted average interest rate	0.98%	3.00%	5.37%
Overall weighted average interest rate	4.39%	5.26%	5.48%

See Note 7 - “Short-Term Borrowing Arrangements” and Note 9 - “Capitalization - Long-Term Debt” for additional information on short-term and long-term debt of CH Energy Group and/or Central Hudson.

Income Taxes

Income taxes for Central Hudson increased $1.9 million for the year ended December 31, 2009 when compared to the same period in 2008 primarily due to an increase in pre-tax book income.

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

Income Statement Variances
(Dollars In Thousands)
	Year Ended
	December 31, 2009
	Over/(Under) same period
	in 2008
	Amount	Percent
Operating Revenues	$(207,612)	(18.2)%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	(245,496)	(31.9)%
Depreciation and amortization	2,445	6.9%
Other operating expenses	25,992	9.9%
Total Operating Expenses	(217,059)	(20.3)%
Operating Income	9,447	13.2%
Other Income, net	(5,047)	(95.9)%
Interest Charges	1,504	6.2%
Income before income taxes, non-controlling interest and preferred dividends of subsidiaries	2,896	5.5%
Income Taxes	1,078	5.5%
Net income from continuing operations	1,818	5.5%
Net income from discontinued operations, net of tax	6,306	183.5%
Net loss attributable to non-controlling interest	(279)	(26.0)%
Net income attributable to CH Energy Group	$8,403	24.0%

Income Statement Variances
(Dollars in Thousands)
	Year Ended
	December 31, 2008
	Over/(Under) same period
	in 2007
	Amount	Percent
Operating Revenues	$60,434	5.6%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	42,121	5.8%
Depreciation and Amortization	1,356	4.0%
Other operating expenses	21,664	9.0%
Total Operating Expenses	65,141	6.5%
Operating Income	(4,707)	(6.2)%
Other Income, net	(3,759)	(41.7)%
Interest Charges	2,575	11.9%
Income before income taxes, non-controlling interest and preferred dividends of subsidiaries	(11,041)	(17.5)%
Income Taxes	(1,646)	(7.9)%
Net loss from continuing operations	(9,395)	(22.4)%
Net income from discontinued operations, net of tax	2,064	139.4%
Net income attributable to non-controlling interest	224	26.4%
Net income attributable to CH Energy Group	$(7,555)	(17.6)%

GRIFFITH

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual Deliveries

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	% Change from same period in 2008	2009 Volumes as % of Total Volume	% Change from same period in 2007	2008 Volumes as % of Total Volume
Heating Oil
Retained company volume	-%	29%	(9)%	25%
Divested volume	(7)%	24%	11%	25%
Total Heating Oil	(7)%	53%	2%	50%

Motor Fuels
Retained company volume	(15)%	34%	(9)%	38%
Divested volume	(5)%	9%	7%	10%
Total Motor Fuels	(20)%	43%	(2)%	48%

Propane and Other
Retained company volume	50%	2%	(3)%	1%
Divested volume	14%	2%	12%	1%
Total Propane and Other	64%	4%	9%	2%

Total
Retained company volume	(6)%	65%	(9)%	64%
Divested volume	(6)%	35%	9%	36%
Total	(12)%	100%	-%	100%

Note 1:	For the purposes of this chart, acquisitions made in 2008 and 2009 are included in either Retained company volume or Divested volume depending upon whether the acquisition was retained or divested.
Note 2:	For the purposes of this chart, acquisitions made in 2007 and 2008 are included in either Retained company volume or Divested volume depending upon whether the acquisition was retained or divested.

Weather Normalized Deliveries

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	% Change from same period in 2008	2009 Volumes as % of Total Volume	% Change from same period in 2007	2008 Volumes as % of Total Volume
Heating Oil
Retained company volume	(4)%	28%	(8)%	25%
Divested volume	(9)%	24%	12%	25%
Total Heating Oil	(13)%	52%	4%	50%
				.
Motor Fuels
Retained company volume	(15)%	35%	(9)%	38%
Divested volume	(5)%	9%	7%	10%
Total Motor Fuels	(20)%	44%	(2)%	48%

Propane and Other
Retained company volume	46%	2%	(3)%	1%
Divested volume	10%	2%	13%	1%
Total Propane and Other	56%	4%	10%	2%

Total
Retained company volume	(8)%	65%	(8)%	64%
Divested volume	(7)%	35%	10%	36%
Total	(15)%	100%	2%	100%

Note 1:
Due to a warming trend in actual weather over the past 30 years, Griffith has developed a trend normal weather value.  This trend analysis has resulted in approximately 670 and 150 less heating degree-days as compared to a standard 30-year average for Griffith's customers in the Northeast and Mid-Atlantic regions, respectively.  The above chart of weather normalized deliveries was determined using Griffith's trend normal weather value.

Note 2:	For the purposes of this chart, acquisitions made in 2008 and 2009 are included in either Retained company volume or Divested volume depending upon whether the acquisition was retained or divested.
Note 3:	For the purposes of this chart, acquisitions made in 2007 and 2008 are included in either Retained company volume or Divested volume depending upon whether the acquisition was retained or divested.

Sales of petroleum products decreased 12% in the year ended December 31, 2009 compared to the same period in 2008.  The decrease was due primarily to reduced consumption by residential and motor fuel customers in response to the weakened economy, and to a lesser extent, the divestiture in December.  The decrease in customer usage was partially offset by increased heating oil volume related to weather that was 7.2% colder in heating degree-days in 2009 as compared to 2008.  Degree-day variation is adjusted for the delay between the time the actual weather occurs, and the time of product delivery.

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

Revenues

Change in Griffith Revenues
(In Thousands)
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	Increase / (Decrease) from same period in 2008	Increase / (Decrease) from same period in 2007
Heating Oil
Retained company	$(33,162)	$9,848
Divested Revenue	(44,569)	43,134
Total Heating Oil	$(77,731)	$52,982
Motor Fuels
Retained company	$(85,439)	$31,032
Divested Revenue	(24,408)	24,719
Total Motor Fuels	$(109,847)	$55,751
Other
Retained company	$(343)	$527
Divested Revenue	(1,270)	992
Total Propane	$(1,613)	$1,519
Service Revenues
Retained company	$427	$(697)
Divested Revenue	(653)	6,557
Total Service Revenues	$(226)	$5,860

Other
Weather-hedging contracts	$(247)	$938
Retained - Other	(211)	796
Other - Divestiture	(75)	256
Total Other	$(533)	$1,990

Total Revenues	$(189,950)	$118,102

Note 1:	For the purposes of this chart, acquisitions made in 2008 and 2009 are included in either Retained company revenue or Divested revenue depending upon whether the acquisition was retained or divested.
Note 2:	For the purposes of this chart, acquisitions made in 2007 and 2008 are included in either Retained company revenue or Divested revenue depending upon whether the acquisition was retained or divested.

Revenues, net of the effect of weather hedging contracts decreased in the year ended December 31, 2009 compared to 2008, due primarily to a decrease in the selling price, reduced volumes and the divestiture in mid-December.

Revenues, net of the effect of weather hedging contracts, increased in the year ended 2008 compared to 2007, due largely to an increase in the selling price and revenues from petroleum products resulting from the acquisitions made in 2008 and 2007.

Operating Expenses

For the year ended December 31, 2009, operating expenses, net of divested operations, decreased $121.0 million, or 37%, from $326.6 million in 2008 to $205.6 million in 2009.  The cost of petroleum products decreased $117.1 million, or 44%, due to lower wholesale market prices and a decrease in sales volume.

Other operating expenses decreased $4.6 million for the year ended December 31, 2009 due primarily to lower costs associated with lower oil prices, effective cost reduction initiatives, and the divestiture of its Connecticut, Pennsylvania, and Rhode Island assets.

For the year ended December 31, 2008, operating expenses, net of divested operations, increased $43.9 million, or 16%, from $282.7 million in 2007 to $326.6 million in 2008.  The cost of petroleum products increased $39.3 million, or 17% due to higher wholesale market prices and an increase in sales volume due to the impact of acquisitions.

Other operating expenses increased $4.6 million for the year ended December 31, 2008 due primarily to an increase in expenses associated with the increased sales volumes, additional operating and overhead expenses associated with acquisitions made during 2008 and 2007, and an increase in the allowance for doubtful accounts.

OTHER BUSINESSES AND INVESTMENTS

Revenues and Operating Expenses

The operating results of Lyonsdale, CH-Greentree and CH Shirley are consolidated in the Consolidated Financial Statements of CH Energy Group.  Results for the year ended December 31, 2009 compared to the same period in 2008 reflect a decrease in operating revenues of $1.2 million and essentially no change in operating expenses with a net decrease in CH Energy Group’s net income of $0.5 million.  This is primarily attributable to the outage for equipment repairs at Lyonsdale in the second quarter of 2009.  CH-Greentree became operational in the third quarter of 2009.

Lyonsdale’s operating results in 2008 reflect an increase in operating revenue of $2.6 million and increased total operating expenses of $1.6 million with a net increase in CH Energy Group’s net income of $0.5 million.  The increased capacity factor at Lyonsdale and higher sales of Renewable Energy Credits in 2008 as compared to 2007 were partially offset by higher fuel costs.

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $5.3 million for the year ended December 31, 2009, when compared to the same period in 2008.  The decrease is due to an increase in interest expense related to the private placement of debt at the holding company in the second quarter of 2009 and lower earnings at the partnerships.  This decrease also includes the write-off of $1.2 million for the full amount of an outstanding loan to Buckeye.

Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $2.9 million for the year ended December 31, 2008, when compared to the same period in 2007.  Nearly half of this decrease is attributable to lower interest and investment income resulting from the redeployment of capital from short-term investments to CH Energy Group’s subsidiaries.  Lower earnings of CHEC’s Cornhusker Holdings investment, as a result of lower margins, also impacted these results.

CH ENERGY GROUP - INCOME TAXES

Income taxes on income from continuing operations for CH Energy Group increased $1.1 million for the year ended December 31, 2009, when compared to the same period in 2008 due to an increase in pre-tax book income and higher taxes incurred at the holding company resulting primarily from the gain on the sale of Griffith’s operations in certain geographic locations.  Income taxes on income from discontinued operations increased $4.5 million due to an increase in pre-tax book income related to the discontinued operations as well as higher taxes incurred by Griffith as a result of the gain on the Griffith sale.

Income taxes on income from continuing operations for CH Energy Group decreased $1.6 million in 2008 when compared to 2007 due to lower taxes at Central Hudson and decreased pre-tax book earnings at CHEC.  These favorable variations were partially offset by the unfavorable impact of a reduction in tax-exempt income at the holding company.  Income taxes on income from discontinued operations for CH Energy Group increased $1.6 million due to an increase in pre-tax book income related to the divested operations of Griffith.

COMMON STOCK DIVIDENDS AND PRICE RANGES

CH Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective Common Stock in each year commencing in 1903, and the Common Stock has been listed on the New York Stock Exchange since 1945.  The closing price as of December 31, 2009 and 2008 was $42.52 and $51.39, respectively.  The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

	2009			2008
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$52.66	$37.68	$0.54	$45.38	$34.53	$0.54
2nd Quarter	48.16	40.60	0.54	40.73	34.25	0.54
3rd Quarter	51.32	43.67	0.54	48.92	34.00	0.54
4th Quarter	45.57	39.54	0.54	52.36	33.39	0.54

In 2009, CH Energy Group maintained its quarterly dividend rate at $0.54 per share.  In making future dividend decisions, CH Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

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

The number of registered holders of Common Stock of CH Energy Group as of December 31, 2009 was 14,926.

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

CHANGES IN ACCOUNTING STANDARDS

See Note 3 - “New Accounting Guidance” for a discussion of the status of new accounting guidance issued.

RETIREMENT PLAN

As described more fully in Note 10 - “Post-Employment Benefits,” Central Hudson has a non-contributory Retirement Income Plan (“Retirement Plan”) covering substantially all of its employees hired on or before January 1, 2008.  The Retirement Plan is a defined benefit plan, which provides pension benefits based on an employee’s compensation and years of service.  In 2007, Central Hudson amended the Retirement Plan to eliminate these benefits for managerial, professional, and supervisory employees hired on or after January 1, 2008.  The Retirement Plan for unionized employees was similarly amended for employees hired on or after May 1, 2008.

The significant assumptions and estimates used to account for the Retirement Plan are the discount rate, the expected long-term rate of return on Retirement Plan assets, the rate of compensation increase, and the method of amortizing gains and losses.

The discount rate was determined as of December 31, 2009 based on the rate at which obligations could be effectively settled.  The rate is based on the Citigroup Pension Discount Curve.  Central Hudson selects the rate after consultation with its actuarial consultant.  Central Hudson’s discount rate was 5.7% and 6.2% as of the most recent valuation dates, December 31, 2009 and December 31, 2008, respectively.

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

Actuarial gains and losses, which include investment returns and demographic experience which are different than anticipated based on the actuarial assumptions, are amortized in accordance with procedures set forth by the PSC which require the full gain or loss arising each year to be amortized uniformly over ten years.  The net losses are currently $152.1 million, including losses for the years 2000 through 2009.  Therefore, the future annual amortization of these losses will increase pension expense, determined in accordance with current accounting guidance related to pensions (FASB Accounting Standards Codification (“ASC”) 715-20), from its current level unless there are offsetting future gains or other offsetting components of pension expense.

Based on current levels of Retirement Plan assets and obligations, a change of 0.25% in the long-term rate of return assumption would change pension expense by approximately $0.6 million and a change of 0.25% in the discount rate would change pension expense by approximately $1.2 million.

Under the policy of the PSC regarding pension costs, Central Hudson recovers its net periodic pension and OPEB costs through customer rates with differences from rate allowances deferred for future recovery from or return to customers.  As a result, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.  The Retirement Plan’s liquidity is primarily affected by the cash contributions made by Central Hudson to the Retirement Plan.  Central Hudson contributed $22.6 million and $12.5 million to the Retirement Plan in 2009 and 2008, respectively.  Based on the funding requirements of the Pension Protection Act, Central Hudson plans to make contributions that maintain the target funded percentage at 80% or higher.  On January 22, 2010, Central Hudson contributed $30 million to its Retirement Plan.  Central Hudson’s contributions for 2010 are expected to total approximately $30-$55 million, resulting in a funded status that meets Central Hudson’s objective.  The actual contributions could vary significantly based upon economic growth, corporate resources, projected investment returns, actual investment returns, inflation, and interest rate assumptions.

Management is reviewing changes to the Plan’s investment strategy to reduce the year-to-year volatility of the funded status and the level of contributions.  Options being considered include extending the duration of the Plan’s investments as well as changes to the target asset allocation to more closely align with the Plan’s long-term obligations.

For additional information regarding the Retirement Plan, see Note 10 - “Post-Employment Benefits.”

CLIMATE

While it is possible that some form of global climate change program will be adopted at the federal level in 2010, it is too early to determine what impact such program will have on CH Energy Group.  It should be noted, however, that the Company's calculated CO2 emission levels are relatively small, primarily because the Company does not generate electricity in significant quantities.  Therefore, federally mandated greenhouse gas reductions or limits on CO2 emissions are not expected to have a material impact on the Company’s financial position or results of operations. However, the Company can make no prediction as to the outcome of this matter.  If the cost of CO2 emissions causes purchased electricity and natural gas costs to rise, such increases are expected to be collected through automatic adjustment clauses.  If sales are depressed by higher costs through price elasticity, the RDM mechanisms are expected to prevent an earnings impact on the Company.

CRITICAL ACCOUNTING POLICIES

REGULATION

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes specific guidance for Regulated Operations (Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980).  For additional information regarding regulatory accounting, see Note 2 – “Regulatory Matters”.

USE OF ESTIMATES

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

Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including economic factors such as future outlooks for the economy, unemployment rates, energy prices and special collection issues.   The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims.  Unbilled revenues are determined based on the estimated sales for bi-monthly accounts that have not been billed by Central Hudson in the current month.  The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained.  Historical changes to these items have not been material to the Company’s financial results.

See Note 1 - “Summary of Significant Accounting Policies” under the caption “Use of Estimates” to the Consolidated Financial Statements of this 10-K Annual Report for additional discussion.

GOODWILL AND OTHER INTANGIBLE ASSETS

The balances reflected on CH Energy Group’s Consolidated Balance Sheet at December 31, 2009 and December 31, 2008 for “Goodwill” and “Other intangible assets - net” relate to Griffith. Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.

In accordance with current accounting guidance related to goodwill and other intangible assets (ASC 350), both goodwill and intangible assets not subject to amortization are tested at least annually for impairment and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit.  In assessing whether an impairment exists the fair value of the reporting units is compared to the carrying amount of assets.  Fair value of goodwill is estimated using a weighted average of the discounted cash flow and market approach methodologies. In applying this methodology to the discounted cash flow, reliance is placed on a number of factors, including actual operating results, future business plans, economic projections and market data.  The carrying amount for goodwill was $35.7 million as of December 31, 2009, and $67.5 million as of December 31, 2008.  Historical impairment tests have not resulted in the recognition of any impairment. However, if the operating cash flows of Griffith decline significantly in the future, the result could be recognition of a future goodwill impairment charge to operations and the amount could be material to CH Energy Group's Consolidated Financial Statements.  However, given the accelerated recovery of $10 million of goodwill as a result of the 2009 divestiture, and the significant excess of fair value over the book value of the Company, Management believes the likelihood of any such write-off is remote.

The most significant assumptions used in the discounted cash flow valuation regarding Griffith’s fair value in connection with goodwill valuations are: (1) detailed five-year cash flow projections, (2) the risk adjusted discount rate, and (3) Griffith’s expected long-term growth rate, which approximates the growth rate imputed from the discrete period cash flow projections on key aspects of the business.  The primary drivers of Griffith's cash flow projections include sales volumes, margin rates and expense inflation, particularly for labor.  The risk adjusted discount rate represents Griffith’s weighted average cost of capital and is established based on (1) the 30-year risk-free rate, which is impacted by events external to Griffith, such as investor expectations regarding economic activity, (2) Griffith’s required rate of return on equity, and (3) the current after-tax rate of return on debt.  In valuing its goodwill for 2009, Griffith used an average risk-adjusted discount rate of 10.1%.  Had the risk-adjusted discount rate been 25 basis points higher, the aggregate estimated fair value of the reporting units would have decreased by $2.4 million, or 1.6%. In addition, Griffith used an average expected terminal growth rate of 1.5%.  If the expected terminal growth rate was 25 basis points lower, the aggregate estimated fair value of the reporting units would have decreased by $1.7 million, or 1.1%.  Had each year in Griffith’s five-year cash flow projections been lower by 1.0%, the aggregate estimated fair value of the reporting units would have decreased by $0.4 million, or 0.2%.  As of September 30, 2009, the fair value of goodwill as calculated was approximately $49.6 million above its carrying value.

Other intangible assets - net relate to Griffith and are comprised of customer relationships, trademarks and covenants not to compete.  If events indicate that an impairment exists, these assets are tested for impairment by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

In accordance with current accounting guidance (ASC 350), intangible assets that have finite useful lives continue to be amortized over their useful lives.  The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition.  The useful lives of trademarks were estimated to range from 10 to 15 years based upon Management’s assessment of several variables such as brand recognition, Management’s expected use of the trademark, and other factors that may have affected the duration of the trademark’s life.  The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years.  Amortization expense was $4.0 million, $4.1 million and $3.4 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.  The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.3 million.  The weighted average amortization period for all amortizable intangible assets is 14.97 years. The weighted average amortization periods for customer relationships and covenants not to compete are 15 years and 5 years, respectively.  In December 2009, Griffith sold the rights to all its trademarks as part of the sale of select operations discussed further below.  The estimated useful life of Griffith’s customer relationships is tested annually based on actual experience.  The amortizable life of these assets has not changed since Griffith was acquired.

See Note 6 - “Goodwill and Other Intangible Assets” of this 10-K Annual Report for additional discussion.

POST-EMPLOYMENT BENEFITS

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

For 2009 the Projected Benefit Obligation (“PBO”) for Central Hudson’s Retirement Plan ($467.2 million) and its obligation for OPEB costs ($127.1 million) were both determined using 5.7% discount rates.  This rate was determined using the Citigroup Pension Discount Curve reflecting projected cash flows.  A 0.25% change in the discount rate would affect the projection of the pension PBO by approximately $13.7 million and the OPEB obligation by approximately $3.8 million.  Investment losses in the years 2000 through 2002, and a reduction in the discount rate during that period have resulted in a significant increase in pension and OPEB costs since 2001.  Declines in the market value of the Trust Funds investment portfolio in 2008 resulted in significant future increases in pension costs.  During 2009, the financial markets experienced less volatility than the level experienced in 2008 and the value of the Retirement Plan and OPEB assets increased by $52.9 million and $14.5 million, respectively.  These increases reduced the underfunded status of these plans.  However, the decrease in discount rates from 2008 increased the present value of the plans’ liabilities.  The net effect on the funded status of the plans from the financial markets and the discount rates was a decrease in the unfunded liability by $9.2 million and $6.4 million, respectively.  If future market conditions do not improve sufficiently to completely offset the volatility of 2008, additional contributions will likely become necessary under the terms of the Pension Protection Act of 2006.  Management expects that such contributions will be incorporated in the rate making process over time.  Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Retirement Plan strategy.  A 0.25% change in the discount rate would impact the net periodic benefit cost by $1.2 million for the Retirement Plan and $0.3 million for OPEBs.  In order to reduce the total costs of benefits, OPEB plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008.

Central Hudson amortizes actuarial gains and losses related to these obligations over ten years in accordance with PSC-prescribed provisions.

The expected long-term rate of return on Retirement Plan and OPEB assets are 7.75% and 8.00%, net of investment expense.  In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists.  The expected return for each asset class was then weighted based on each plan’s target asset allocation.  Central Hudson also considered expectations of value-added by active management, net of investment expenses.  The actual annual return on Central Hudson’s Retirement Plan and OPEB assets over the previous three years are summarized as follows:

Calendar Year Performance	2009	2008	2007
Central Hudson Retirement Plan	21.2%	(30.0)%	6.9%
Central Hudson OPEB (1)	27.9%	(26.4)%	5.0%
Central Hudson OPEB (1)	24.6%	(25.0)%	4.1%

(1)	OPEB assets are comprised of two separate groups of investment funds

A 25 basis point decrease in the expected long-term rate of return on Retirement Plan and OPEB assets would have the following impact: increase the net periodic benefit cost by $0.6 million for the pension plan and $0.2 million for OPEBs.  The expected long-term rate of return is reviewed annually in the fourth quarter and updated if the determinants have changed.

The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A 1% change in assumed health care cost trend rates would have the following effects (In Thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for 2009	$447	$(385)

Effect on year-end 2009 post-retirement benefit obligation	$4,217	$(3,722)

In accordance with the terms of the 2006 & 2009 Rate Orders, Central Hudson is authorized to defer any differences between rate allowances and actual costs for both its Retirement and OPEB plans.

See Note 10 - “Post-Employment Benefits” of this 10-K Annual Report for additional discussion.

ACCOUNTING FOR DERIVATIVES

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

All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value.  For discussions relating to market risk and derivative instruments, see Item 7A - “Quantitative and Qualitative disclosure About Market Risk” and Note 14 - “Accounting for Derivative Instruments and Hedging Activities” of this 10-K Annual Report.

ITEM 7A -	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The practices employed by CH Energy Group and Central Hudson to mitigate risks discussed below continue to operate effectively.  For related discussion on this activity, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subcaption “Capital Resources and Liquidity”, Note 14 - “Accounting for Derivative Instruments and Hedging Activities” and Note 9 - Long-Term Debt within this 10-K Annual Report.

The primary market risks for CH Energy Group and its subsidiaries and investments are commodity price risk and interest rate risk.  Commodity price risk, related primarily to purchases of natural gas, electricity, and petroleum products for resale to retail customers, is mitigated in several different ways.  Central Hudson, as authorized by the PSC in the 2006 and 2009 Rate Orders, collects its actual purchased electricity and purchased natural gas costs from its customers through cost adjustment clauses in its rates.  These adjustment clauses provide for the collection of costs, including risk management and working capital costs, from customers to reflect the actual costs incurred in obtaining supply.  Risk management costs are defined by the PSC as “costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers.  These costs include transaction costs and gains and losses associated with risk management instruments.”  Griffith may increase the prices charged for the commodities it sells in response to changes in costs; however, its ability to raise prices is limited by what the competitive market in which it participates will bear. Depending on market conditions, Central Hudson may enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities.  Central Hudson also uses natural gas storage facilities, which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season.  CH Energy Group also bears commodity price risk for the purchase of corn and natural gas and the sale of ethanol and distillers grains by Cornhusker Holdings.

Central Hudson and Griffith have in place an energy risk management program within their operations.  This risk management program permits the use of derivative financial instruments for hedging purposes but does not permit their use for trading or speculative purposes.  Central Hudson and Griffith have entered into either exchange-traded futures contracts or over-the-counter (“OTC”) contracts with third parties to hedge commodity price risk associated with the purchase of natural gas, electricity, and petroleum products and to hedge the effect on earnings due to significant variations in weather conditions from historical patterns.  The types of derivative instruments typically used include natural gas futures and swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, put and call options to hedge oil purchases, and degree-day based weather derivatives to hedge weather variations.  In this latter case, Griffith uses such derivative instruments to dampen the impact of weather variations on delivery revenues.  OTC derivative transactions are entered into only with counterparties that meet certain credit criteria.  The creditworthiness of these counterparties is determined primarily by reference to published credit ratings.  Commodity price risk related to both corn and ethanol is managed by Cornhusker Holdings at the entity level, not by CHEC or CH Energy Group directly.

The use of derivative instruments for hedging purposes is discussed in more detail in Note 14 -“Accounting for Derivative Instruments and Hedging Activities”, which incorporates sensitivity analysis for each type of derivative instrument.

Interest rate risk affects Central Hudson but is managed through the issuance of fixed-rate debt with varying maturities and of variable rate debt for which interest is reset on a periodic basis to reflect current market conditions.  In the case of Central Hudson’s variable rate debt, the difference between costs associated with actual variable interest rates and costs embedded in customer rates is deferred for eventual refund to or recovery from customers.  The variability in interest rates is also managed with the use of a derivative financial instrument known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism.  Central Hudson replaced the expiring cap, effective April 1, 2009, with a one-year rate cap with Key Bank National Association.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of variable rate 1999 NYSERDA Bonds.  The interest rate cap is evaluated quarterly and Central Hudson would receive a payout under the terms of the cap if the bonds reset at rates above 4.375%.  Please refer to Note 9 - “Capitalization - Long-Term Debt”, Note 15 - “Fair Value Measurements” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subcaption “Capital Resources and Liquidity” for additional disclosure related to long-term debt.

ITEM 8 -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

II - SUPPLEMENTARY DATA:

Supplementary data are included in “Selected Quarterly Financial Data (Unaudited)” referred to in “I” above, and reference is made thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CH Energy Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying CH Energy Group Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
February 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central Hudson Gas & Electric Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation (the "Company") at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Central Hudson Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
February 10, 2010

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, Management determined that, as of December 31, 2009, the Corporation maintained effective internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT	CHRISTOPHER M. CAPONE
Chairman of the Board,	Executive Vice President
President, and	and Chief Financial Officer
Chief Executive Officer

February 10, 2010

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, Management determined that, as of December 31, 2009, the Corporation maintained effective internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT	CHRISTOPHER M. CAPONE
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

February 10, 2010

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Operating Revenues
Electric	$536,170	$608,161	$616,839
Natural gas	174,137	189,546	165,449
Competitive business subsidiaries:
Petroleum products	193,288	312,764	269,070
Other	27,994	28,730	27,409
Total Operating Revenues	931,589	1,139,201	1,078,767
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	265,885	371,828	388,569
Purchased natural gas	107,221	129,649	110,123
Purchased petroleum	151,411	268,536	229,200
Other expenses of operation - regulated activities	194,383	167,805	153,978
Other expenses of operation - competitive business subsidiaries	54,338	57,355	52,308
Depreciation and amortization	37,703	35,258	33,902
Taxes, other than income tax	40,249	37,818	35,028
Total Operating Expenses	851,190	1,068,249	1,003,108
Operating Income	80,399	70,952	75,659
Other Income and Deductions
Income from unconsolidated affiliates	228	568	1,895
Interest on regulatory assets and investment income	5,924	4,667	8,406
Write-off of note receivable	(1,299)	-	-
Regulatory adjustments for interest cost	(1,366)	766	538
Business development costs	(2,012)	(1,589)	(1,451)
Other - net	(1,259)	851	(366)
Total Other Income	216	5,263	9,022
Interest Charges
Interest on long-term debt	20,999	20,518	18,653
Interest on regulatory liabilities and other interest	4,797	3,774	3,064
Total Interest Charges	25,796	24,292	21,717

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	54,819	51,923	62,964
Income Taxes	20,392	19,314	20,960
Net Income from Continuing Operations	34,427	32,609	42,004

Discontinued Operations
Income from discontinued operations before tax	6,073	6,060	2,419
Gain from sale of discontinued operations	10,767	-	-
Income tax expense from discontinued operations	6,989	2,515	938
Net Income from Discontinued Operations	9,851	3,545	1,481

Net Income	44,278	36,154	43,485

Net income attributable to non-controlling interest:
Non-controlling interest in subsidiary	(176)	103	(121)
Dividends declared on Preferred Stock of subsidiary	970	970	970
Net income attributable to CH Energy Group	43,484	35,081	42,636

Dividends declared on Common Stock	34,119	34,086	34,052
Change in Retained Earnings	$9,365	$995	$8,584

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT'D)
(In Thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Common Stock:
Average shares outstanding
Basic	15,775	15,768	15,762
Diluted	15,881	15,805	15,779

Income from continuing operations attributable to CH Energy Group common shareholders
Earnings per share
Basic	$2.13	$2.00	$2.61
Diluted	$2.12	$2.00	$2.61

Income from discontinued operations
Earnings per share
Basic	$0.63	$0.22	$0.09
Diluted	$0.62	$0.22	$0.09

Amounts attributable to CH Energy Group common shareholders
Earnings per share
Basic	$2.76	$2.22	$2.70
Diluted	$2.74	$2.22	$2.70
Dividends Declared Per Share	$2.16	$2.16	$2.16

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Net Income	$44,278	$36,154	$43,485

Other Comprehensive Income:

Fair value of cash flow hedges:
Unrealized (losses) gains - net of tax of $7, ($318) and ($687)	(10)	477	1,031

Reclassification for (gains) losses realized in net income-net of tax of ($29), $806 and ($44)	44	(1,208)	67

Net unrealized (losses) gains on investments held by equity method investees - net of tax of ($63), $258 and ($402)	95	(387)	604

Other comprehensive (loss) income	129	(1,118)	1,702

Comprehensive Income	44,407	35,036	45,187

Comprehensive income attributable to non-controlling interest	794	1,073	849

Comprehensive income attributable to CH Energy Group	$43,613	$33,963	$44,338

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net income	$44,278	$36,154	$43,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,399	33,292	32,208
Amortization	5,146	5,006	3,715
Deferred income taxes - net	15,514	13,933	5,349
Bad debt expense	12,814	12,470	5,853
Distributed (undistributed) equity in earnings of unconsolidated affiliates	829	756	(18)
Pension expense	20,282	12,377	12,697
Other post-employment benefits ("OPEB") expense	8,346	9,844	10,097
Regulatory liability - rate moderation	(9,915)	(5,954)	(18,425)
Revenue decoupling mechanism	(5,789)	-	-
Regulatory asset amortization	4,541	4,299	1,509
Gain on sale of assets	(10,778)	(143)	(627)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	6,854	(7,071)	(65,210)
Fuel, materials and supplies	9,187	(2,857)	(3,764)
Special deposits and prepayments	(305)	6,809	(4,390)
Prepaid income taxes	(2,304)	-	11,244
Accounts payable	(3,875)	8,458	1,576
Accrued income taxes and interest	168	(621)	1,316
Customer advances	1,839	7,397	(2,687)
Pension plan contribution	(23,124)	(13,027)	(6,347)
OPEB contribution	(3,485)	(4,200)	(6,547)
Regulatory asset - manufactured gas plant ("MGP") site remediation	(2,278)	(2,834)	(5,050)
Regulatory asset - PSC tax surcharge and general assessment	(10,947)	-	-
Deferred natural gas and electric costs	14,321	(12,453)	(3,310)
Other - net	19,657	8,620	21,375
Net cash provided by operating activities	126,375	110,255	34,049

Investing Activities:
Purchase of short-term investments	-	-	(69,293)
Proceeds from sale of short-term investments	-	3,545	108,359
Acceptance of notes receivable	-	-	(4,200)
Proceeds from sale of assets	74,659	261	4,574
Additions to utility and other property and plant	(123,132)	(84,198)	(84,601)
Acquisitions made by competitive business subsidiaries	-	(9,262)	(25,614)
Other - net	(7,249)	1,012	(2,899)
Net cash used in investing activities	(55,722)	(88,642)	(73,674)

Financing Activities:
Redemption of long-term debt	(20,000)	-	(33,000)
Proceeds from issuance of long-term debt	74,000	30,000	66,000
(Repayments) borrowings of short-term debt - net	(35,500)	(7,000)	29,500
Dividends paid on Preferred Stock of subsidiary	(970)	(970)	(970)
Dividends paid on Common Stock	(34,107)	(34,081)	(34,046)
Other - net	(465)	(1,050)	(667)
Net cash (used in) provided by financing activities	(17,042)	(13,101)	26,817

Net Change in Cash and Cash Equivalents	53,611	8,512	(12,808)
Cash and Cash Equivalents at Beginning of Period	19,825	11,313	24,121
Cash and Cash Equivalents at End of Period	$73,436	$19,825	$11,313

Supplemental Disclosure of Cash Flow Information:
Interest paid	$21,548	$22,633	$20,001
Federal and state taxes paid	$30,148	$10,029	$13,096
Additions to plant included in liabilities	$2,235	$17,876	$12,304

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)
	December 31,	December 31,
	2009	2008
ASSETS
Utility Plant
Electric	$908,807	$862,465
Natural gas	281,139	263,874
Common	139,754	135,732
	1,329,700	1,262,071

Less: Accumulated depreciation	375,434	369,925
	954,266	892,146

Construction work in progress	58,120	53,778
Net Utility Plant	1,012,386	945,924

Non-Utility Property & Plant
Griffith non-utility property & plant	27,951	42,691
Other non-utility property & plant	37,654	15,345
	65,605	58,036

Less: Accumulated depreciation - Griffith	18,619	23,398
Less: Accumulated depreciation - other	3,333	2,212
Net Non-Utility Property & Plant	43,653	32,426

Current Assets
Cash and cash equivalents	73,436	19,825
Accounts receivable from customers - net of allowance for doubtful accounts of $7.7 million and $8.8 million, respectively	94,526	131,727
Accrued unbilled utility revenues	14,159	12,657
Other receivables	6,612	7,914
Fuel, materials and supplies	24,841	36,585
Regulatory assets	59,993	60,502
Prepaid income tax	1,863	-
Fair value of derivative instruments	741	-
Special deposits and prepayments	21,290	21,344
Accumulated deferred income tax	300	7,498
Total Current Assets	297,761	298,052

Deferred Charges and Other Assets
Regulatory assets - pension plan	168,705	197,934
Regulatory assets - OPEB	-	4,257
Regulatory assets - other	83,691	109,743
Goodwill	35,651	67,455
Other intangible assets - net	14,813	36,129
Unamortized debt expense	5,094	5,009
Investments in unconsolidated affiliates	8,698	9,711
Other investments	10,812	7,815
Other	16,619	15,728
Total Deferred Charges and Other Assets	344,083	453,781
Total Assets	$1,697,883	$1,730,183

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D)
(In Thousands)
	December 31,	December 31,
	2009	2008
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value;16,862,087 shares issued) 15,804,562 shares and 15,783,083 shares outstanding, respectively	$1,686	$1,686
Paid-in capital	350,367	350,873
Retained earnings	225,999	216,634
Treasury stock - 1,057,525 shares and 1,079,004 shares, respectively	(44,406)	(45,386)
Accumulated other comprehensive income	184	55
Capital stock expense	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	533,502	523,534
Non-controlling interest in subsidiary	1,385	1,448
Total Equity	534,887	524,982
Preferred Stock of subsidiary	21,027	21,027
Long-term debt	463,897	413,894
Total Capitalization	1,019,811	959,903
Current Liabilities
Current maturities of long-term debt	24,000	20,000
Notes payable	-	35,500
Accounts payable	43,197	52,824
Accrued interest	6,067	5,899
Dividends payable	8,777	8,765
Accrued vacation and payroll	6,192	6,628
Customer advances	22,450	30,442
Customer deposits	8,579	8,445
Regulatory liabilities	29,974	8,724
Fair value of derivative instruments	13,837	15,759
Accrued environmental remediation costs	17,399	5,757
Accrued income taxes	-	441
Deferred revenues	4,725	8,827
Other	17,814	27,974
Total Current Liabilities	203,011	235,985
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	1,521	-
Regulatory liabilities - other	91,457	126,444
Operating reserves	4,756	5,155
Accrued environmental remediation costs	6,375	21,796
Accrued OPEB costs	46,241	52,645
Accrued pension costs	152,383	161,674
Other	14,245	12,478
Total Deferred Credits and Other Liabilities	316,978	380,192
Accumulated Deferred Income Tax	158,083	154,103
Commitments and Contingencies
Total Capitalization and Liabilities	$1,697,883	$1,730,183

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY
(In Thousands, except share and per share amounts)

	CH Energy Group Common Shareholders
	Common Stock $0.10 par value; 30,000,000 shares authorized		Treasury Stock			Capital Stock Expense		Accumulated Other Comprehensive Income / (Loss)
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital		Retained Earnings		Non-controlling Interest	Total Equity
Balance at January 1, 2007	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230	$(328)	$207,055	$(529)	$1,481	$514,343
Comprehensive Income:
Net income							42,636		(121)	42,515
Other									(15)	(15)
Change in fair value:
Derivative instruments								1,031		1,031
Investments								604		604
Reclassification adjustments for losses recognized in net income								67		67
Dividends declared on common stock ($2.16 per share)							(34,052)			(34,052)
Treasury shares activity - net			-	-						-
Balance at December 31, 2007	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230	$(328)	$215,639	$1,173	$1,345	$524,493
Comprehensive Income:
Net income							35,081		103	35,184
Change in fair value:
Derivative instruments								477		477
Investments								(387)		(387)
Reclassification adjustments for losses recognized in net income								(1,208)		(1,208)
Dividends declared on common stock ($2.16 per share)							(34,086)			(34,086)
Treasury shares activity - net			21,083	866	(357)					509
Balance at December 31, 2008	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$1,448	$524,982
Comprehensive Income:
Net income							43,484		(176)	43,308
Capital Contributions									213	213
Capital Distributions									(100)	(100)
Change in fair value:
Derivative instruments								(10)		(10)
Investments								44		44
Reclassification adjustments for losses recognized in net income								95		95
Dividends declared on common stock ($2.16 per share)							(34,119)			(34,119)
Treasury shares activity - net			21,479	980	(506)					474
Balance at December 31, 2009	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Revenues
Electric	$536,170	$608,161	$616,839
Natural gas	174,137	189,546	165,449
Total Operating Revenues	710,307	797,707	782,288

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	261,003	365,827	383,806
Purchased natural gas	107,221	129,649	110,123
Other expenses of operation	194,383	167,805	153,978
Depreciation and amortization	32,094	29,812	28,399
Taxes, other than income tax	39,268	37,270	34,576
Total Operating Expenses	633,969	730,363	710,882

Operating Income	76,338	67,344	71,406

Other Income and Deductions
Interest on regulatory assets and other interest income	5,030	3,171	5,743
Other - net	(1,199)	656	(1,018)
Regulatory adjustments for interest costs	(1,366)	766	538
Total Other Income	2,465	4,593	5,263

Interest Charges
Interest on other long-term debt	18,830	20,518	18,653
Interest on regulatory liabilities and other interest	6,055	4,908	4,254
Total Interest Charges	24,885	25,426	22,907

Income Before Income Taxes	53,918	46,511	53,762

Income Taxes	21,142	19,273	20,326

Net Income	32,776	27,238	33,436

Dividends Declared on Cumulative Preferred Stock	970	970	970

Income Available for Common Stock	$31,806	$26,268	$32,466

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Net Income	$32,776	$27,238	$33,436
Other Comprehensive Income	-	-	-

Comprehensive Income	$32,776	$27,238	$33,436

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net income	$32,776	$27,238	$33,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,949	28,922	28,047
Amortization	1,145	890	352
Deferred income taxes - net	20,010	11,375	3,105
Bad debt expense	8,833	7,892	4,850
Pension expense	20,282	12,377	12,697
OPEB expense	8,346	9,844	10,097
Regulatory liability - rate moderation	(9,915)	(5,954)	(18,425)
Revenue decoupling mechanism	(5,789)	-	-
Regulatory asset amortization	4,541	4,299	1,509
Loss on sale of property and plant	25	-	(468)
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	3,785	(13,205)	(39,577)
Fuel, materials and supplies	9,810	(6,845)	(1,466)
Special deposits and prepayments	364	5,952	(3,409)
Prepaid income taxes	(10,706)	-	10,477
Accounts payable	(7,325)	13,656	(4,111)
Accrued income taxes and interest	(345)	(3,434)	3,771
Customer advances	5,428	(1,268)	(5,065)
Pension plan contribution	(23,124)	(13,027)	(6,347)
OPEB contribution	(3,485)	(4,200)	(6,547)
Regulatory asset - MGP site remediation	(2,278)	(2,834)	(5,050)
Regulatory asset - PSC tax surcharge and general assessment	(10,947)	-	-
Deferred natural gas and electric costs	14,321	(12,453)	(3,310)
Other - net	20,810	8,865	18,232
Net cash provided by operating activities	107,511	68,090	32,798

Investing Activities:
Proceeds from sale of property and plant	-	-	862
Additions to utility plant	(99,756)	(78,931)	(81,288)
Other - net	(7,489)	(1,276)	(2,853)
Net cash used in investing activities	(107,245)	(80,207)	(83,279)

Financing Activities:
Redemption of long-term debt	(20,000)	-	(33,000)
Proceeds from issuance of long-term debt	24,000	30,000	66,000
(Repayments) borrowings of short-term debt - net	(25,500)	(17,000)	29,500
Additional paid-in capital	25,000	-	-
Dividends paid on cumulative Preferred Stock	(970)	(970)	(970)
Dividends paid to parent - CH Energy Group	-	-	(8,500)
Other - net	(467)	(1,050)	(667)
Net cash provided by financing activities	2,063	10,980	52,363
Net Change in Cash and Cash Equivalents	2,329	(1,137)	1,882
Cash and Cash Equivalents - Beginning of Period	2,455	3,592	1,710
Cash and Cash Equivalents - End of Period	$4,784	$2,455	$3,592

Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,672	$22,080	$20,001
Federal and state taxes paid	$29,764	$11,355	$13,619
Additions to plant included in liabilities	$1,619	$17,876	$12,304
The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET
(In Thousands)

	December 31,	December 31,
	2009	2008

ASSETS
Utility Plant
Electric	$908,807	$862,465
Natural gas	281,139	263,874
Common	139,754	135,732
	1,329,700	1,262,071

Less: Accumulated depreciation	375,434	369,925
	954,266	892,146

Construction work in progress	58,120	53,778
Net Utility Plant	1,012,386	945,924

Non-Utility Property and Plant	681	445
Less: Accumulated depreciation	33	32
Net Non-Utility Property and Plant	648	413

Current Assets
Cash and cash equivalents	4,784	2,455
Accounts receivable from customers - net of allowance for doubtful accounts of $5.8 million and $4.0 million, respectively	68,328	85,352
Accrued unbilled utility revenues	14,159	12,657
Other receivables	3,025	3,447
Fuel, materials and supplies - at average cost	21,305	31,115
Regulatory assets	59,993	60,502
Prepaid income tax	10,706	-
Fair value of derivative instruments	393	-
Special deposits and prepayments	18,304	18,573
Accumulated deferred income tax	-	4,685
Total Current Assets	200,997	218,786

Deferred Charges and Other Assets
Regulatory assets - pension plan	168,705	197,934
Regulatory assets - OPEB	-	4,257
Regulatory assets - other	83,691	109,743
Unamortized debt expense	5,094	5,009
Other investments	10,543	7,697
Other	3,536	2,433
Total Deferred Charges and Other Assets	271,569	327,073

Total Assets	$1,485,600	$1,492,196

CENTRAL HUDSON BALANCE SHEET (CONT'D)
(In Thousands)

	December 31,	December 31,
	2009	2008
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311
Paid-in capital	199,980	174,980
Retained earnings	150,750	118,944
Capital stock expense	(4,961)	(4,961)
Total Equity	430,080	373,274
Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027

Long-term debt	413,897	413,894
Total Capitalization	865,004	808,195

Current Liabilities
Current maturities of long-term debt	24,000	20,000
Notes payable	-	25,500
Accounts payable	32,069	42,913
Accrued interest	5,637	5,895
Dividends payable - Preferred Stock	242	242
Accrued vacation and payroll	5,046	4,896
Customer advances	15,002	9,574
Customer deposits	8,504	8,317
Regulatory liabilities	29,974	8,724
Fair value of derivative instruments	13,553	15,759
Accrued environmental remediation costs	16,982	5,563
Accrued income taxes	-	87
Accumulated deferred income tax	1,883	-
Other	8,761	21,284
Total Current Liabilities	161,653	168,754

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	1,521	-
Regulatory liabilities - other	91,457	126,444
Operating reserves	3,503	3,898
Accrued environmental remediation costs	3,248	20,621
Accrued OPEB costs	46,241	52,645
Accrued pension costs	152,383	161,674
Other	13,495	11,891
Total Deferred Credits and Other Liabilities	311,848	377,173

Accumulated Deferred Income Tax	147,095	138,074

Commitments and Contingencies

Total Capitalization and Liabilities	$1,485,600	$1,492,196

CENTRAL HUDSON STATEMENT OF EQUITY
(In Thousands, except share and per share amounts)

	Central Hudson Common Shareholders
	Common Stock $5.00 par value; 30,000,000 shares authorized		Treasury Stock			Capital Stock Expense		Accumulated Other Comprehensive Income / (Loss)
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital		Retained Earnings		Total Equity
Balance at January 1, 2007	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$68,710	$-	$323,040
Net income							33,436		33,436
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							(8,500)		(8,500)
Balance at December 31, 2007	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$92,676	$-	$347,006
Net income							27,238		27,238
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							-		-
Balance at December 31, 2008	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$118,944	$-	$373,274
Net income							32,776		32,776
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							-		-
Additional Paid-in Capital					25,000				25,000
Balance at December 31, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080

NOTES TO FINANCIAL STATEMENTS

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

CHEC’s wholly owned subsidiaries include:  Griffith Energy Services, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree”) and CH Shirley Wind, LLC (“CH Shirley”).  On December 11, 2009, Griffith sold operations in certain geographic locations.  For more information of sale, see Note 5 – “Acquisitions, Divestitures and Investments”.

On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale Biomass, LLC (“Lyonsdale”).  The operating results of Lyonsdale are consolidated in the financial statements of CH Energy Group.  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements includes the minority owner’s proportionate share of the income and equity of Lyonsdale.

On December 15, 2009, CH Shirley purchased a 90% interest in Shirley Wind (Delaware), LLC (“Shirley Delaware”).  The operating results of Shirley Delaware are consolidated in the financial statements of CH Energy Group.  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements includes the minority owner’s proportionate share of the income and equity of Shirley Delaware.

CHEC’s investments in limited partnerships (“Partnerships”) and limited liability companies are accounted for under the equity method.  CH Energy Group’s proportionate share of the change in fair value of available for sale securities held by the Partnerships is recorded in CH Energy Group’s Consolidated Statement of Comprehensive Income.  For more information, see Note 5 - “Acquisitions, Divestitures and Investments.”

Basis of Presentation

This Annual Report on Form 10-K is a combined report of CH Energy Group and Central Hudson. The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson. CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CHEC. Operating results of Griffith, CH-Auburn, CH-Greentree, CH Shirley and CH-Lyonsdale are consolidated in the Consolidated Financial Statements of CH Energy Group. The minority interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Shirley Delaware and Lyonsdale. Intercompany balances and transactions have been eliminated in consolidation.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes specific accounting guidance for Regulated Operations (Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980).  For additional information regarding regulatory accounting, see Note 2 - “Regulatory Matters”.

Reclassification

Certain amounts in the 2008 and 2007 Financial Statements have been reclassified to conform to the 2009 presentation.

On December 11, 2009, Griffith closed on the sale of operations in certain geographic locations.  In accordance with current accounting guidance related to presentations of financial statements (ASC 205), CH Energy Group concluded that divested operations met the definition of discontinued operations, and accordingly, reclassified the results of operations associated with these operations for current and prior periods, to be reported in the discontinued operations section of CH Energy Group’s Consolidated Statement of Income.  As permitted by this guidance, the consolidated statement of cash flows, up to the date of sale, were combined with cash flows from continuing operations.  The cash received from the sale, net of cash transferred, is included as cash flows from investing activities in the cash flow statement.  For more information, see Note 5 – “Acquisitions, Divestitures and Investments”.

Effective January 1, 2009, Central Hudson adopted current accounting guidance related to non-controlling interests in consolidated financial statements, (ASC 810-10-65-1).  Accordingly, CH Energy Group modified the presentation of minority interest or non-controlling interest in the prior periods presented for CH Energy Group’s Consolidated Statement of Income, Consolidated Statement of Cash Flow and Consolidated Balance Sheet.  For more information, see Note 3 - “New Accounting Guidance”.

Use of Estimates

Preparation of the financial statements in accordance with GAAP includes the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimated, but the methods used by CH Energy Group to prepare estimates have historically produced reliable results.  Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), reserves for uncollectible accounts receivable, other operating reserves, unbilled revenues, and pension and other post-retirement benefits.  Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in this Note under the caption “Depreciation and Amortization”).  Amortizable intangible assets include customer relationships related to Griffith, which are amortized based on an assessment of customer attrition as described in Note 6 - “Goodwill and Other Intangible Assets.”

Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including special collection issues.  In the current year, the increase in the allowance for doubtful accounts reflects the impact of the continued weak economy on customers’ ability to pay their bills.  The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims.  Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month.  The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained.  Estimated unbilled revenues are reported as current assets, and include amounts recorded both in revenues and as regulatory liabilities.  Revenues for 2009, 2008 and 2007 include an estimate for unbilled revenues of $8.9 million, $8.2 million and $7.8 million, respectively.  Pursuant to regulatory requirements, a portion of unbilled revenue is offset by a regulatory liability and is not included in revenues.  The portion of unbilled revenues offset by a regulatory liability at December 31, 2009, 2008 and 2007 was $5.3 million, $4.5 million and $4.2 million, respectively.

The significant assumptions and estimates used to account for the pension plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the retirement plan and post-retirement plan assets, the rate of compensation increase, the healthcare cost trend rate, mortality assumptions, and the method of amortizing gains and losses.

Estimates are also reflected for certain commitments and contingencies where there is sufficient basis to project a future obligation.  Disclosures related to these certain commitments and contingencies are included in Note 12 - “Commitments and Contingencies.”

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

Effective July 1, 2009, Central Hudson’s delivery rate structure includes revenue decoupling mechanisms (“RDMs”), which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.

Revenue Recognition

Central Hudson records revenue on the basis of meters read.  In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month.  The estimate covers 30 days subsequent to the meter-read date.  As of December 31, 2009, and 2008, the portion of estimated electric unbilled revenues that is unrecognized in accordance with current regulatory agreements were $10.1 million and $9.8 million, respectively.  The full amount of estimated natural gas unbilled revenues are recognized on the Consolidated Balance Sheet.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Griffith records revenue when products are delivered to customers or services have been rendered.  Deferred revenues include unamortized payments from fuel oil burner maintenance and tank service agreements, as well as fees paid by customers for price-protected programs.  These agreements require a one-time payment from the customer at inception of the agreements.  CH Energy Group’s deferred revenue balances as of December 31, 2009 and December 31, 2008 were $4.7 million and $8.8 million, respectively.  The deferred revenue balance will be recognized in competitive business subsidiaries’ operating revenues over the 12-month term of the respective customer contract.

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

Fuel, Materials and Supplies

Fuel, materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method
Central Hudson	Average cost
Griffith	FIFO
Lyonsdale	Weighted average cost

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group
	December 31,	December 31,
	2009	2008
Natural gas	$12,020	$22,684
Petroleum products and propane	2,583	2,782
Fuel used in electric generation	480	586
Materials and supplies	9,758	10,533
Total	$24,841	$36,585

Central Hudson
	December 31,	December 31,
	2009	2008
Natural gas	$12,020	$22,684
Petroleum products and propane	547	550
Fuel used in electric generation	308	343
Materials and supplies	8,430	7,538
Total	$21,305	$31,115

Utility Plant - Central Hudson

The cost of additions to utility plant and replacements of retired units of property are capitalized at original cost.  Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain taxes, pension and other employee benefits, and allowances for funds used during construction (“AFUDC”), as further discussed below.  The replacement of minor items of property is included in operating expenses.

The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service as required by the PSC.

The following summarizes the type and amount of assets included in the electric, natural gas, and common categories of Central Hudson’s utility plant balances (In Thousands):

	Estimated	Utility Plant
	Depreciable	December 31,
	Life in Years	2009	2008
Electric
Production	25-75	$33,837	$32,110
Transmission	28-70	209,381	199,463
Distribution	7-80	664,641	630,021
Other	37	948	871
Total		$908,807	$862,465

Natural Gas
Production	25-60	$5,464	$5,414
Transmission	18-70	45,016	43,796
Distribution	25-70	230,217	214,172
Other	N/A	442	492
Total		$281,139	$263,874

Common
Land and Structures	50	$55,579	$54,084
Office and Other Equipment, Radios and Tools	8-35	35,566	36,074
Transportation Equipment	10-12	41,450	40,390
Other	5	7,159	5,184
Total		$139,754	$135,732

Allowance For Funds Used During Construction

Central Hudson’s regulated utility plant includes AFUDC, which is defined as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used.  The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income.  The AFUDC rate was 1.00% in 2009, 3.00% in 2008, and 5.25% in 2007.  The amounts recorded for years 2009, 2008, and 2007 are $0.2 million, $0.6 million, and $1.1 million, respectively.

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

Current accounting guidance related to asset retirement and environmental obligations (ASC 410), precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  In accordance with current accounting guidance for Regulated Operations (ASC 980), Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with ASC 410, Central Hudson has classified $47.0 million and $47.6 million of net cost of removal as a regulatory liability as of December 31, 2009 and 2008, respectively.

Central Hudson performs depreciation studies periodically and, upon approval by the PSC, adjusts the depreciation rates of its various classes of depreciable property.  Central Hudson’s composite rates for depreciation were 2.75% in 2009, 2.74% in 2008, and 2.78% in 2007 of the original average cost of depreciable property.  The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 28.4% in 2009, 29.4% in 2008, and 30.4% in 2007.

For financial statement purposes, Griffith’s, Lyonsdale’s, CH-Auburn’s and CH-Greentree’s depreciation provisions are computed on the straight-line method using depreciation rates based on the estimated useful lives of the depreciable property and equipment.  Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized.  Expenditures for maintenance and repairs are charged to expense when incurred.  Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

Amortization of intangibles (other than goodwill) is computed on the straight-line method over the assets’ expected useful lives.  See Note 6 - “Goodwill and Other Intangible Assets” for further discussion.

Research and Development

Central Hudson is engaged in the conduct and support of research and development (“R&D”) activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy.  Central Hudson’s R&D expenditures were $3.9 million in 2009 and 2008, and $3.5 million in 2007.  These expenditures were for internal research programs and for contributions to research administered by New York State Energy Research and Development Authority (“NYSERDA”), the Electric Power Research Institute, and other industry organizations.  R&D expenditures are provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service.  In addition, the PSC has authorized that differences between R&D expense and the rate allowances covering these costs be deferred for future recovery from or return to customers.

Income Tax

CH Energy Group and its subsidiaries file consolidated federal and state income tax returns.  Income taxes are deferred under the asset and liability method in accordance with current accounting guidance for income taxes (ASC 740).  Under the asset and liability method, deferred income taxes are provided for all differences between the financial statement and the tax basis of assets and liabilities.  Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues.  For federal and state income tax purposes, CH Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets.  Deferred investment tax credits are amortized over the estimated life of the properties giving rise to the credits.  For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under Article 9-A of the New York State Tax Law.  CHEC, Griffith and Lyonsdale file state income tax returns in those states in which they conduct business.  For more information, see Note 4 - “Income Tax.”

Equity-Based Compensation

CH Energy Group has an equity-based employee compensation plan that is described in Note 11 - “Equity-Based Compensation.”

Earnings Per Share

The following table presents CH Energy Group’s basic and diluted earnings per share included on the Consolidated Statement of Income (In Thousands except Earnings Per Share):

	Year Ended December 31,
	2009			2008			2007
	Avg.	Net	Earnings	Avg.	Net	Earnings	Avg.	Net	Earnings
	Shares	Income	Per Share	Shares	Income	Per Share	Shares	Income	Per Share
Earnings attributable to Common Stock - continuing operations		$33,633			$31,536			$41,155
Earnings attributable to Common Stock - discontinued operations		$9,851			$3,545			$1,481
Average number of common shares outstanding - basic - continuing operations	15,775		$2.13	15,768		$2.00	15,762		$2.61
Average number of common shares outstanding - basic - discontinued operations	15,775		$0.63	15,768		$0.22	15,762		$0.09
Average dilutive effect of:
Stock options(1) (2)	-	1	-	-	(1)	-	1	(31)	-
Performance shares(2)	65	-	-	25	-	-	16	-	-
Restricted shares(2)	41	-	-	12	-	-	-	-	-
Average number of common shares outstanding - diluted	15,881	$43,485	$2.74	15,805	$35,080	$2.22	15,779	$42,605	$2.70

(1)
For 2009, 2008 and 2007, certain stock options have been excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock shares for each of the years presented.  The number of Common Stock shares represented by the options excluded from the above calculation were 17,420 shares for 2009,  39,980 shares for 2008 and 18,420 shares for 2007.

(2)	See Note 11 - “Equity-Based Compensation” for additional information regarding stock options, performance shares and restricted shares.

Related Party Transactions

Thompson Hine LLP serves as outside counsel to CH Energy Group and Central Hudson.  Prior to becoming Executive Vice President and General Counsel of CH Energy Group, John E. Gould was a partner in the law firm Thompson Hine LLP, while serving as Secretary of each corporation.  In addition, one partner in that firm served as Assistant Secretary of each corporation during the year.  CH Energy Group and Central Hudson paid combined legal fees to Thompson Hine LLP of $3.3 million in 2009, $3.6 million in 2008, and $3.4 million in 2007.

Parental Guarantees

CH Energy Group and CHEC have issued guarantees in conjunction with certain commodity, derivative and construction contracts that provide financial or performance assurance to third parties on behalf of a subsidiary.  The guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary’s intended commercial purposes.

The guarantees described above have been issued to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges and to secure payment under certain equipment supply and construction agreements.  At December 31, 2009, the aggregate amount of subsidiary obligations covered by these guarantees was $35.3 million.  Where liabilities exist under the commodity-related contracts subject to these guarantees, these liabilities are included in CH Energy Group’s Consolidated Balance Sheet.

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

Product Warranties

Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties.  CH Energy Group’s approximate aggregate potential liability for product warranties at December 31, 2009 and 2008 was not material.  CH Energy Group’s liabilities for these product warranties were determined by accruing the present value of future estimated warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Consolidation of Variable Interest Entities

Current accounting guidance relating to consolidation of Variable Interest Entities (“VIE”) (ASC 810) provides rules related to the identification of a variable interest and a VIE to determine when the assets, liabilities, and results of operations should be consolidated in a company’s financial statements.  A VIE is an entity that is not controllable through voting interests and where the equity investment at risk is not sufficient to permit the VIE to finance its activities without additional subordinated financial support provided by any party, including the equity holders.  A company that holds a variable interest in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.

CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any variable interest entities that require consolidation.

Common Stock Dividends

CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends. The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of December 31, 2009, Central Hudson would be able to pay a maximum of $29.0 million in dividends to CH Energy Group without violating the restrictions by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).3  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

On December 17, 2009, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable February 1, 2010, to shareholders of record as of January 11, 2010.

_________________________________
3 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

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

Regulatory Accounting Policies

Central Hudson follows GAAP, which includes accounting guidance for regulated operations.  In accordance with this guidance, regulated companies such as Central Hudson apply AFUDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities (see the caption “Summary of Regulatory Assets and Liabilities” of this Note) when it is probable that those costs and credits will be recoverable through the rate-making process in a period different from when they otherwise would have been reflected in income.  For Central Hudson, these deferred regulatory assets and liabilities, and the related deferred taxes, are then either eliminated by offset as directed by the PSC or reflected in the Consolidated Statement of Income in the period in which the same amounts are reflected in rates.  In addition, current accounting practices reflect the regulatory accounting authorized in the most recent settlement agreement or rate order, whichever the case may be.

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	December 31,		December 31,
	2009		2008
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$27,610		$41,931
Deferred unrealized losses on derivatives	13,161		15,759
PSC tax surcharge	11,186		-
Revenue decoupling mechanism ("RDM")	5,121		-
Residual natural gas deferred balances	2,825		2,812
Other	90		-
	59,993		60,502
Long-term:
Deferred pension costs	168,705	(1)	197,934
Carrying charges - pension reserve	1,297	(1)	10,642
Deferred costs - MGP site remediation	20,530	(1)	30,397
Deferred OPEB costs	-	(1)	4,257
Deferred debt expense on re-acquired debt	4,874		5,442
Residual natural gas deferred balances	17,583		22,825
Income taxes recoverable through future rates	28,658		26,874
Uncollectible Deferral	3,360		-
Storm costs	-	(1)	3,085
Other	7,389	(1)	10,478
	252,396		311,934
Total Regulatory Assets	$312,389		$372,436

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$19,296		$-
Income taxes refundable through future rates	5,456		4,275
Deferred unbilled gas revenues	5,222		4,449
	29,974		8,724
Long-term:
Customer benefit fund	3,792		4,266
Deferred cost of removal	46,955		47,630
Excess electric depreciation reserve	12,965		32,313
Income taxes refundable through future rates	18,611		19,756
Deferred OPEB costs	1,521	(1)	-
Carrying charges - OPEB reserve	1,469	(1)	5,633
Other	7,665	(1)	16,846
	92,978		126,444
Total Regulatory Liabilities	$122,952		$135,168

Net Regulatory Assets	$189,437		$237,268

(1)
Effective July 1, 2009, Central Hudson offset all or a portion of certain regulatory assets and liabilities, including full offset of the June 30, 2009 balances for Carrying charges - OPEB reserve, Carrying charges - pension reserve and Storm costs in accordance with the 2009 Rate Order.

The significant regulatory assets and liabilities include:

PSC tax surcharge:  In 2009, Central Hudson paid $17.7 million to the PSC for a new tax surcharge instituted in April 2009.  However, only $7.2 million of this surcharge has been collected from customers through December 31, 2009.  In March 2010, Central Hudson will begin making bi-annual installments of approximately $8.9 million for this surcharge and will collect the amounts from customers in subsequent months.

Deferred Pension Costs:  Deferred pension costs recoverable from customers include the following: (A) As discussed further in Note 10 - “Post-Employment Benefits,” the amount of deferred pension cost undercollected as of December 31, 2009, and December 31, 2008, includes $164.6 million and $192.1 million, respectively, related to the current accounting guidance related to pensions (ASC 715-30) for recording the funded status.  (B) The remaining $4.1 million and $5.8 million at December 31, 2009 and 2008, respectively, are the cumulative undercollected pension costs in excess of amounts provided in rates.

Carrying Charges - Pension Reserve:  Under the policy of the PSC regarding pension costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson’s defined benefit pension plan.  For further discussion regarding this plan, see Note 10 - “Post-Employment Benefits.”

Income Taxes Recoverable: Regulatory asset balance established to offset deferred tax liabilities determined in accordance with current accounting guidance related to income tax (ASC 740) and for which it is probable that they will be recoverable from customers.

Storm Costs:  The 2009 Rate Order authorized the recovery of restoration costs incurred by the Company related to an ice storm in December 2008 through an offset against certain electric regulatory liability balances.

Income Taxes Refundable:  Regulatory liability balances established to offset deferred tax assets determined in accordance with current accounting guidance related to income taxes (ASC 740).  As it is probable that the related balances will be refundable to customers, Central Hudson established a net regulatory liability for these balances.

Customer Benefit Fund: The 2006 Order prescribes the use of the residual balance to fund economic development and competitive metering initiative programs.

Carrying Charges - OPEB Reserve:  Under the policy of the PSC regarding OPEB costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson’s OPEB plan.  For further discussion regarding this plan, see Note 10 - “Post-Employment Benefits.”

RDM:  The 2009 Rate Order authorized a revenue decoupling mechanism as part of the rate increase which allows Central Hudson to recognize revenues at the level approved in rates for most of Central Hudson’s electric customer classes and recognized sales at the approved level per customer in rates for most of Central Hudson’s gas customer classes.

Excess Electric Depreciation Reserve (“EDR”):  Per the 2009 Rate Order, $8.8 million of additional excess electric depreciation reserve was transferred in July 2009.  The transfer represented a portion of the electric depreciation reserve that was in excess of the theoretical book reserve based on depreciation rates approved by the PSC in 2009.  The 2009 Rate Order prescribed the use of the EDR to offset certain electric regulatory assets and liabilities balances accumulated as of June 30, 2009 which resulted in an additional increase in this net regulatory liability balance of $1.1 million. As defined within the 2009 Rate Order, the new balance after the above adjustments is to be used for authorized rate moderation.  The current portion of the EDR as of December 31, 2009 represents the amount estimated to be used for rate moderation in the next twelve months related to the Electric Bill Credit, Incremental Finance Charges and amounts estimated to be spent over the electric portion of MGP rate allowance as defined in the 2009 Rate Order.

Residual Natural Gas Deferred Balances:  Per the 2006 Rate Order, certain gas regulatory assets and liabilities were identified for offset, resulting in a net regulatory asset balance.  As a result of the 2009 Rate Order, in July 2009 a $2.8 million gas depreciation reserve adjustment identified by the PSC was transferred to accumulated depreciation as a reduction to this balance.  Other adjustments increased the Residual Natural Gas Deferred Balance by $0.1 million.  The remaining balance is to be amortized over a five-year period beginning July 1, 2009.

Uncollectible Deferral:  In October 2009, Central Hudson filed a petition with the PSC seeking approval to defer $2.4 million of incremental electric and $0.4 million of incremental gas net bad debt write-off expense incurred during the twelve months ended June 30, 2009 over the amounts provided for in rates during that time period and over the gas deferral amount previously approved.

In terms of the expected timing for recovery, regulatory asset balances at December 31, 2009, reflect the following (In Thousands):

Balances with offsetting accrued liability balances recoverable when future costs are actually incurred:
Deferred pension related to underfunded status	$164,644
Income taxes recoverable through future rates	28,658
Deferred costs - MGP sites	20,230
Other	4,529
218,061

Balances earning a return via inclusion in rates and/or the application of carrying charges:
Residual natural gas deferred balances	17,476
Deferred pension costs undercollected(1)	4,061
PSC tax surcharge	10,947
Uncollectible deferral(2)	3,327
Other(1)	8,130
43,941

Subject to current recovery:
Deferred purchased electric and natural gas costs	40,770
Residual natural gas deferred balances	2,825
RDMs	5,031
48,626

Accumulated carrying charges:(1)
Pension reserve	1,297
Other	464
1,761

Total Regulatory Assets	$312,389

(1)	Subject to recovery in Central Hudson's future rate proceedings.
(2)
PSC approval has been obtained for $0.5 million related to gas uncollectible expenses incurred for the calendar year ended December 31, 2008.  $2.8 million of this balance relates to the twelve months ended June 30, 2009 for electric uncollectible expenses and six months ended June 30, 2009 for gas uncollectible expenses and is subject to recovery in Central Hudson's filed petition.

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

2006 Rate Order

From July 1, 2006 through June 30, 2009, Central Hudson operated under the terms of the 2006 Rate Order, which provided for the following:

•	Electric delivery revenues increase of $53.7 million over the three-year term with annual rate increases of approximately $17.9 million on July 1, 2006, July 1, 2007, and July 1, 2008.
•	Natural gas delivery revenues increase by $14.1 million with rate increases of $8 million on July 1, 2006 and $6.1 million on July 1, 2007.
•
Delivery rates based on a ROE of 9.6% with an earnings sharing threshold of 10.6%, above which Central Hudson is to share 50% with its customers.  Earnings above 11.6% are shared 65% with customers and earnings above 14.0% are allocated entirely to customers.

•	Limits on Central Hudson’s ability to defer certain costs if earnings exceed an 11.0% ROE. However, these deferral limitations could not cause earnings to be reduced below 11.0%.
•
Rates based on a capital structure that includes 45% common equity.  However, the actual proportion of common equity, up to a limit of 47%, was used to determine the ROE for the purpose of earnings sharing.

•	Continued full recovery of all purchased natural gas and electricity costs through existing monthly supply cost recovery mechanisms.
•
Established targets for electric, natural gas, and common plant expenditures, and increased allowances for the recovery of operating costs, including transmission and distribution Right-of-Way (“ROW”) maintenance expenses.  The capital expenditure targets were subject to true-up provisions, requiring deferral of 150% of the revenue requirement of any shortfalls in spending over the 2006 Rate Order’s three-year term, if such shortfall existed at June 30, 2009.

•
Transmission and distribution ROW maintenance expenses were also subject to true-up provisions over the 2006 Rate Order’s three-year term, requiring the deferral of shortfalls in actual expenditures, if such shortfall existed at June 30, 2009.

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

•	Penalty-only performance mechanisms with established targets for specified levels of performance related to customer service quality, natural gas safety, and electric reliability measures.
•	No penalties were recorded in 2009, 2008 and 2007.

2009 Rate Order

From July 1, 2009 through June 30, 2010, Central Hudson operates under the terms of the 2009 Rate Order, which provides for the following:

•	Electric delivery increase of $39.6 million moderated by a $20.0 million customer bill credit from the excess depreciation reserve.
•	Natural gas delivery increase of $13.8 million.
•	Delivery rates based on a ROE of 10.0%.
•	Common equity layer of 47% of permanent capital.
•	RDM for both electric and gas delivery service.
•
Continued funding for the full recovery of the Company’s current pension and OPEB costs and continued deferral authorization for pensions, OPEBs, research and development costs, stray voltage testing, MGP site remediation expenditures and electric and gas supply cost recovery and variable rate debt.

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

Financing Petition

On September 22, 2009, the PSC issued an Order authorizing issuance of securities, in response to a financing petition Central Hudson filed on March 26, 2009.  The Order authorized Central Hudson to issue and sell up to $250 million of long-term debt through December 31, 2012, and to enter into revolving credit agreements in an amount not to exceed $175 million in the aggregate and for periods not to exceed five years.

Other Regulatory Matters

Non-Utility Land Sales - Central Hudson

Central Hudson did not sell any parcels of non-utility property during 2009 or 2008.  Central Hudson sold a total of four parcels of non-utility real property for $0.5 million in excess of book value and transaction costs, during the year ended December 31, 2007.  This excess is recorded as a reduction to Other Expenses of Operation on the Consolidated Statement of Income.

NOTE 3 - NEW ACCOUNTING GUIDANCE

New accounting guidance is summarized below, and explanations of the underlying information for all guidance (except that which is not currently applicable to CH Energy Group and its subsidiaries) follow the chart.

Category	Accounting Reference	Title	Issued Date	Effective Date
Under Assessment(1)
Variable Interest Entities	SFAS No. 167	Amendments to ASC 810-10-25-38	Jun-09	Jan-10
Implemented(2)
Postretirement Benefit Plan Assets	ASC 715-20-65-2	Employers' Disclosures about Postretirement Benefit Plan Assets	Dec-08	Dec-09
Fair Value Measurement	ASU No. 2009-05	Amendments to ASC 820-10 - Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities	Aug-09	Dec-09
GAAP Hierarchy	SFAS No. 168	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of SFAS No. 162	Jun-09	Sep-09
Subsequent Events	ASC 855	Subsequent Events	May-09	Jun-09
Business Combinations	ASC 805	Business Combinations	Apr-09	Jan-09
Business Combinations	ASC 805	Business Combinations	Dec-07	Jan-09
Fair Value Measurement	ASC 820	Fair Value Measurements and Disclosures	Apr-09	Jun-09
Liabilities Measured at Fair Value	ASC 820	Fair Value Measurement and Disclosures (encompassing Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement)	Sep-08	Jan-09
Other-Than-Temporary-Investments	ASC 320	Investments - Debt and Equity Securities	Apr-09	Jun-09
Financial Instruments	ASC 825	Financial Instruments	Apr-09	Jun-09
Equity Method Investments	ASC 323-10	Investments - Equity Method	Nov-08	Jan-09
Credit Derivatives	ASC 815-10-65-2	Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161	Sep-08	Jan-09
Derivative Instruments	ASC 815	Derivatives and Hedging	Mar-08	Jan-09
Share-Based Payments	ASC 260-10-55	Participating Share-Based Payment Awards	Jun-08	Jan-09
Noncontrolling Interests	ASC 810-10-65-1	Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51	Dec-07	Jan-09
Intangible Assets	ASC 350-30	General Intangibles Other than Goodwill	Nov-07	Jan-09
Not Currently Applicable(3)
Financial Assets	SFAS No. 166	Accounting for Transfers of Financial Assets - an amendment of FAS 140	Jun-09	Jan-10

Impact Key:
1 - No significant impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries expected.
2 - Following the chart, the impacts are separately disclosed as of standard effective dates.
3 - No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries.

Standards Under Assessment

SFAS No. 167 amends ASC 810-10-25-38, Consolidation Based on Variable Interests.  This Statement requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity.  This Statement is effective for annual reporting periods beginning after November 15, 2009.  SFAS No. 167 has not been superseded by the FASB Accounting Standards Codification.  It is not expected that this Statement will have a significant impact on CH Energy Group or Central Hudson.

Standards Implemented

ASC 715-20-65-2 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan.  The ASC defines the objectives of the disclosures as providing users of the financial statements with an understanding of how investment allocation decisions are made, pertinent factors of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in the plan assets for the period, and significant concentrations of credit risk within plan assets.  In accomplishing these objectives, expanded disclosures related to pension and other post-retirement benefit plans are made beginning for fiscal periods ending after December 15, 2009.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this standard.

ASU No. 2009-05, an update to ASC 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurements of liabilities, establishes a hierarchy of valuation techniques preferred and defines that the restrictions on the transfer of liabilities do not need to be considered in assessing the fair value of liabilities.  This update is effective for fiscal periods ending after December 15, 2009.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this standard.

SFAS No. 168 (which was not superseded by FASB Accounting Standards Codification) identifies the FASB Accounting Standards Codification as the source of authoritative US Generally Accepted Accounting Principles (“GAAP”) recognized by FASB for nongovernmental entities.  SFAS No. 168 supersedes SFAS No. 162 by defining the Codification as the only authoritative GAAP.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this standard.

ASC 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  CH Energy Group implemented this standard for interim reporting periods ending June 30, 2009.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this standard.

ASC 805 includes amendments to and clarifies application issues regarding the accounting and disclosure provisions for contingencies in FASB Statement No. 141 (R), Business Combinations.  This ASC includes amendments to Statement 141(R) by replacing the guidance on the initial recognition and measurements of assets and liabilities arising from contingencies acquired or assumed in business combinations.  CH Energy Group implemented ASC 805 upon its issuance.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this standard.

ASC 805 requires that acquisition-related costs be expensed in the period incurred and can no longer be capitalized and included as a cost of the acquired business.  The objective of ASC 805 is to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. This standard applies to all transactions or events in which an entity obtains control of one or more businesses, and to combinations achieved without the transfer of consideration.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this standard.

ASC 820 provides factors that should be considered in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability and guidance on additional analysis that may be necessary, as a result in estimating fair value in accordance with this standard.  This ASC also includes guidance on identifying circumstances that indicate whether a transaction is considered orderly.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this ASC.  Management cannot predict what impact, if any, this ASC will have on future valuations.

ASC 820 also clarifies that the issuer of a liability with a third-party credit enhancement that is inseparable from the liability shall not include the effect of the credit enhancement in the fair value measurement of the liability, but the issuer should discuss the existence of this third-party credit enhancement.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this ASC.

ASC 320 amends the other-than-temporary impairment guidance relating to debt securities classified as available-for-sale or held-to-maturity.  The objective of this ASC is to improve the presentation and disclosure of other-than-temporary impairments in the financial statements.  CH Energy Group implemented this ASC for the interim reporting period ended June 30, 2009.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this ASC.

ASC 825, Financial Instruments, requires disclosures about the fair value of financial instruments for interim reporting periods, in addition to the annual disclosures previously required. This ASC also requires those disclosures in summarized financial information at interim reporting periods.  CH Energy Group implemented this ASC for the interim reporting period ended June 30, 2009, and the additional required interim disclosures have been incorporated in Note 15 - “Fair Value Measurements”.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this ASC.

ASC 323-10 provides guidance related to certain accounting considerations for equity method investments.  Specifically, this guidance clarifies the accounting guidance on issues related to the determination of the initial carrying value of an equity method investment, the performance of impairment assessments of underlying indefinite-lived intangible assets of an equity method investment, the accounting for the issuance of shares by an equity method investment, and the accounting for a change in an investment from the equity method to the cost method.  CH Energy Group implemented ASC 323-10 on January 1, 2009.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this ASC.

ASC 815-10-65-2 requires more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of the instruments.  ASC 815, Derivatives and Hedging, requires increased disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The ASC also requires an additional disclosure about the current status of the payment or performance risk of a guarantee.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this ASC.

ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives and quantitative data about the fair value of gains and losses on derivative contracts.  ASC 815 also requires more information about the location and amounts of derivative instruments in financial statements, how derivatives are accounted for under the ASC, and how hedges affect the entity's financial position, financial performance and cash flows.  For more information, see Note 14 - “Accounting for Derivative Instruments and Hedging Activities”.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this standard.

ASC 260-10-55 clarifies that instruments granted in share-based payment transactions are considered participating securities prior to vesting if they contain non-forfeitable rights to dividends or dividend equivalents and therefore need to be included in the computation of EPS under the two-class method as described in the guidance.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this ASC.

ASC 810-10-65-1 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The objective of ASC 810-10-65-1 is to improve the relevance, comparability and transparency of the financial information that an entity provides in its consolidated financial statements.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this standard.

ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets.  The guidance is intended to improve consistency between the recognized useful asset life, and the period of expected cash flows used to measure the fair value of the asset.  There was no significant impact on CH Energy Group or Central Hudson upon adoption of this ASC.

NOTE 4 - INCOME TAX

CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return.  CHEC, Griffith, and Lyonsdale also file state income tax returns in those states in which they conduct business.

As a result of CHEC’s ownership in Cornhusker Energy Lexington Holdings, LLC (“Cornhusker Holdings”) and Lyonsdale, a $1.4 and $1.6 million benefit for federal production tax credits, for 2009 and 2008, respectively, is included in CH Energy Group’s federal income tax expense.  CHEC investments in Cornhusker Holdings and Lyonsdale are discussed further in Note 5 - “Acquisitions, Divestitures and Investments.”

Due to no uncertain tax positions, no interest or penalties have been recorded in the financial statements in accordance with current accounting guidance for income taxes (ASC 740).  If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included in the line “Other” under current liabilities on the Consolidated Balance Sheet and in the line “Other - net” on the Consolidated Statement of Income.  CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group.  The statute of limitations for federal tax years 2006 through 2008 are still open for audit and the tax years 2007 and 2008 are currently under audit.  The New York State income tax return is currently open for audit for tax years 2005 through 2008.

See Note 2 - “Regulatory Matters” under the caption “Summary of Regulatory Assets and Liabilities” for additional information regarding CH Energy Group’s and its subsidiaries’ income taxes.

Components of Income Tax

The following is a summary of the components of state and federal income taxes for CH Energy Group as reported in its Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2009	2008	2007
Federal income tax	$7,747	$6,611	$14,630
State income tax	4,120	1,285	1,919
Deferred federal income tax	14,951	12,403	4,636
Deferred state income tax	563	1,530	713
Total income tax	$27,381	$21,829	$21,898

Reconciliation

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2009	2008	2007
Net income attributable to CH Energy Group	$43,484	$35,081	$42,636
Preferred Stock dividends of Central Hudson	970	970	970
Non-controlling interest in subsidiary	(176)	103	(121)
Federal income tax	7,747	6,611	14,630
State income tax	4,120	1,285	1,919
Deferred federal income tax	14,951	12,403	4,636
Deferred state income tax	563	1,530	713
Income before taxes	$71,659	$57,983	$65,383

Computed federal tax at 35% statutory rate	$25,081	$20,294	$22,884
State income tax net of federal tax benefit	3,559	2,137	1,812
Depreciation flow-through	2,906	2,738	2,437
Cost of Removal	(1,524)	(1,432)	(1,185)
Production tax credits	(1,402)	(1,606)	(1,366)
Other	(1,239)	(302)	(2,684)
Total income tax	$27,381	$21,829	$21,898

Effective tax rate - federal	31.7%	32.8%	29.5%
Effective tax rate - state	6.5%	4.8%	4.0%
Effective tax rate - combined	38.2%	37.6%	33.5%

In 2009, the effective state income tax rate increase was due to Griffith's sale of operations in certain geographic locations.  This state tax increase resulted in a federal tax benefit contributing to the decrease of the effective federal tax income rate.  Additional favorable federal tax impacts included the Medicare Act of 2003, property tax, and tax-exempt interest.  Unfavorable federal impacts included depreciation and reserves.

The following is a summary of the components of deferred taxes as reported in CH Energy Group’s Consolidated Balance Sheet (In Thousands):

	December 31,
	2009	2008
Accumulated Deferred Income Tax Asset:
Excess depreciation reserve	$12,780	$12,801
Unbilled revenues	10,711	16,778
Plant-related	10,742	10,393
OPEB expense	23,165	21,721
Other	40,842	48,162
Accumulated Deferred Income Tax Asset:	98,240	109,855

Accumulated Deferred Income Tax Liability:
Depreciation	165,491	147,982
Repair Allowance	11,292	11,856
Pension expense	5,691	12,641
Residual deferred gas balance	8,041	10,083
Other	65,508	73,898
Accumulated Deferred Income Tax Liability	256,023	256,460
Net Deferred Income Tax Liability	157,783	146,605
Net Current Deferred Income Tax Asset	300	7,498
Net Long-term Deferred Income Tax Liability	$158,083	$154,103

The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2009	2008	2007
Federal income tax	$(3)	$6,186	$13,944
State income tax	1,135	1,712	3,277
Deferred federal income tax	18,538	10,496	2,814
Deferred state income tax	1,472	879	291
Total income tax	$21,142	$19,273	$20,326

Reconciliation

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2009	2008	2007
Net income	$32,776	$27,238	$33,436
Federal income tax	(3)	6,186	13,944
State income tax	1,135	1,712	3,277
Deferred federal income tax	18,538	10,496	2,814
Deferred state income tax	1,472	879	291
Income before taxes	$53,918	$46,511	$53,762

Computed federal tax at 35% statutory rate	$18,871	$16,279	$18,817
State income tax net of federal tax benefit	2,210	1,992	2,421
Depreciation flow-through	2,906	2,738	2,437
Cost of Removal	(1,524)	(1,432)	(1,185)
Other	(1,321)	(304)	(2,164)
Total income tax	$21,142	$19,273	$20,326

Effective tax rate - federal	34.4%	35.8%	31.2%
Effective tax rate - state	4.8%	5.6%	6.6%
Effective tax rate - combined	39.2%	41.4%	37.8%

In 2009, the effective federal income tax rate decrease was due primarily to the net effect of favorable tax impacts of the Medicare Act of 2003, property tax, tax exempt interest, and unfavorable tax impacts of depreciation and reserves.

The following is a summary of the components of deferred taxes as reported in Central Hudson’s Consolidated Balance Sheet (In Thousands):

	December 31,
	2009	2008
Accumulated Deferred Income Tax Asset:
Unbilled revenues	$10,711	$16,778
Plant-related	10,742	10,393
OPEB expense	23,165	21,721
Excess depreciation reserve	12,780	12,801
Other	38,660	45,350
Accumulated Deferred Income Tax Asset:	96,058	107,043

Accumulated Deferred Income Tax Liability:
Depreciation	164,904	145,721
Repair Allowance	11,293	11,856
Pension expense	5,691	12,641
Residual deferred gas balance	8,041	10,083
Other	55,107	60,131
Accumulated Deferred Income Tax Liability	245,036	240,432
Net Deferred Income Tax Liability	148,978	133,389
Net Current Deferred Income Tax Liability (Asset)	(1,883)	4,685
Net Long-term Deferred Income Tax Liability	$147,095	$138,074

NOTE 5 - ACQUISITIONS, DIVESTITURES AND INVESTMENTS

Acquisitions

During the years ended December 31, 2009, 2008 and 2007, Griffith acquired fuel distribution companies as follows (In Millions):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Year Ended	Companies	Price	Assets(1)	Goodwill	Assets
December 31, 2009	-	$-	$-	$-	$-
December 31, 2008	4	$9.3	$8.5	$4.0	$0.8
December 31, 2007	13	$25.6	$22.1	$10.6	$3.5
Total	17	$34.9	$30.6	$14.6	$4.3

(1)   Including goodwill.

Six of the above noted acquisition transactions had agreements containing clauses (known as “earn out provisions”) for a possible additional payment provided certain conditions are met.  These provisions increase the purchase price if certain sales volumes are attained.  In 2009 there were no earn outs paid, while 2008 and 2007 payments were not material.  As of December 31, 2009, there are no remaining earn out provisions.

In 2008, Griffith acquired four fuel distribution and service companies consisting of one located in Connecticut and Delaware and two located in Pennsylvania for a total of $9.3 million.

Of the seventeen acquisitions noted above, only three were retained after the divestiture in December 2009 discussed below.

Divestitures

On December 11, 2009, Griffith closed on the sale of operations in certain geographic locations, which included approximately 45,000 customers.  This divestiture followed an approximate year-long strategic review and is expected to reduce the volatility of both earnings and cash flow of the fuel delivery business segment.   At closing, Griffith received approximately $74.4 million, which resulted in a pre-tax gain of $10.8 million.  The assets sold include intangible assets of $39.2 million, accounts receivable of $11.5 million, net fixed assets of $8.4 million, inventory of $2.6 million, and other current assets of $0.5 million in addition to another $3.6 million in notes receivable sold.  The liabilities totaled $16.3 million.  In accordance with current accounting guidance related to property, plant, equipment (ASC 350), Griffith ceased depreciation and amortization of its assets held for sale on November 4, 2009.  This resulted in a reduction of depreciation and amortization in 2009 of approximately $0.6 million.  In accordance with current accounting guidance related to goodwill (ASC 350), when a portion of a reporting unit that constitutes a business is disposed of, goodwill associated with that business shall be included in the carrying amount of the business in determining the gain or loss on disposal.  As a result of a required goodwill allocation that was performed upon the sale of the Griffith holdings, $10 million of goodwill in addition to the goodwill recorded when the divested assets were purchased, was removed from the balance sheet and included in the calculation of the gain on the sale.  For additional information regarding goodwill, see Note 6 - “Goodwill and Other Intangible Assets”.

The results of operations for 2009 reflect activity only through the closing date of the sale of December 11, 2009.  The table below summarizes financial results of the discontinued operations (In Thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues from discontinued operations	$122,675	$193,650	$117,990
Income from discontinued operations before tax	6,073	6,060	2,419
Gain from sale of discontinued operations	10,767	-	-
Income tax expense from discontinued operations	6,989	2,515	938

Investments

On April 12, 2006, CHEC purchased a 75% interest in Lyonsdale from Catalyst Renewables Corporation (“Catalyst”) for $10.8 million, including a working capital adjustment of $1.0 million.  Catalyst remains the owner of a minority share of Lyonsdale.  Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant, which began operation in 1992.  The plant is located in Lyonsdale, New York.  The energy and capacity of the plant is being sold at a fixed price to an investment grade rated counterparty pursuant to a contract beginning May 1, 2006 and ending December 31, 2014.  Beginning January 1, 2010, Lyonsdale is no longer eligible to receive production tax credits as previously received under the Internal Revenue Code’s five year tax credit period.  Lyonsdale was eligible and received $1.2 million and $1.3 million of production tax credits in 2009 and 2008.  The operating results of Lyonsdale have been consolidated in the Consolidated Financial Statements of CH Energy Group.

CHEC holds a 12% interest in preferred equity units plus subordinated notes issued by Cornhusker Holdings. Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC ("CEL"), a corn-ethanol production facility located in Nebraska that began operation as of the end of January 2006. This investment is accounted for under the equity method. As of December 31, 2009, CHEC's total investment in Cornhusker consisted of subordinated notes totaling $10.2 million, including interest, and an equity investment of $2.4 million. In response to the continuation of lower than expected margins, Management stopped accruing interest income on the subordinated debt and will record such interest on a cash basis until the current outstanding balance of interest has been paid. The recoverability of the Company's total investment in Cornhusker Holdings is predicated on CEL achieving sufficient positive cash flow to repay the notes receivable. If CEL does not achieve sufficient positive cash flow, the investment and notes receivable may become impaired. CEL has a requirement as part of its senior note agreement for completing expansion of plant capacity and output from 40 million gallons per year to 57.5 million gallons per year by December 31, 2009. Construction of the expansion of the plant's capacity was substantially complete by that date. The output testing achieved the capacity required for a 24-hour period, but it was unable to be sustained for the full 72-hour timeframe required. Management believes additional equipment upgrades and adjustments would be necessary to achieve this requirement. CEL has requested a waiver from this requirement from the senior note holder. As of February 10, 2010, the senior note holder has had the ability to accelerate all amounts due under the senior note and has not done so. Management cannot predict the outcome of these negotiations or the senior note holder's actions regarding its rights under the senior note agreement, however, Management believes it is not probable that the senior note holder will accelerate amounts due under the note.  CEL is current on all payments of principal and interest due under the senior note agreement and in compliance with all other terms of the senior note agreement.  Management believes CHEC's investment in Cornhusker Holdings is not impaired as of December 31, 2009 based on Management’s intent and ability to hold the investments until fully recovered, as well as an analysis of forecasted cash flows, which indicates all amounts are recoverable. Management will continue to monitor the results of CEL.  If any of the assumptions within the forecasted cash flow were to change significantly, Management would perform a reassessment of the recoverability of its investment at that time.

On March 10, 2006, CHEC made a $4.9 million investment in CH-Community Wind Energy, LLC, a joint venture between CHEC and Community Energy, Inc. that owns an 18% interest in two wind farm projects in the Mid-Atlantic region.  The 24-megawatt Bear Creek wind project is located near Wilkes-Barre, Pennsylvania and the 7.5-megawatt New Jersey Atlantic project is built at a wastewater treatment plant in Atlantic City, New Jersey.  Both are commercially operational.  CHEC’s ownership represents a minority interest in each project.  This investment is accounted for under the equity method.

In the fourth quarter of 2007, CHEC’s subsidiary, CH-Auburn entered into a 15-year Energy Services Agreement (“ESA”) to supply the City of Auburn, NY (the “City”) with a portion of its electricity needs by constructing and operating a 3-megawatt electric generating plant in the City that will burn gas derived from a landfill to generate renewable power.  Under the ESA as renegotiated on March 31, 2009, the project will utilize methane gas generated by the City landfill to produce and sell electricity to the City.  The project began operation in January 2010.  CH-Auburn has incurred approximately $5.5 million of design and construction costs related to this investment.

In June 2007, CHEC made a $1.2 million loan to Buckeye for development of a corn-ethanol plant.   Since receipt of the loan from CHEC, the developers entered into a lease for a site, and a Letter of Intent to provide engineering, procurement and construction for the plant.  In June 2008, the developers paid CHEC all interest owed on the loan for the initial term and extended the term of the loan for one additional year.  Low margins for corn-to-ethanol plants and credit market conditions made the arrangement of construction financing difficult.  In the first quarter of 2009, CHEC’s Management notified the developers that the loan was past due and recorded a reserve.  Due to Management’s assessment of the developer’s ability to pay the outstanding balance, the full balance of the loan was written-off in the fourth quarter of 2009.

In April 2009, CHEC’s subsidiary, CH-Greentree, entered into an agreement to invest $5.5 million in the acquisition, construction and installation of a molecular gate for lease to Greentree Landfill Gas Company, LLC (“Greentree”) at Greentree’s currently operating landfill gas processing plant at the Greentree landfill in western Pennsylvania.  The molecular gate is used to remove nitrogen from the landfill gas produced by the Greentree facility thereby increasing its energy content and quality, thus allowing Greentree to sell more of its landfill gas output.  The term of the lease is seven years.  Lease payments total approximately $1.2 million per year through the end of the lease term.  Construction was substantially complete on June 30, 2009 and final testing was completed during December 2009.

During 2009, CH Shirley, a wholly owned subsidiary of CHEC, agreed to invest approximately $50 million for a 90% controlling interest in a 20-megawatt wind farm facility in Wisconsin.  This project carries a 20-year power purchase agreement contract at pre-determined electric prices with Wisconsin Public Service Corporation for the electric output of the wind farm’s eight wind turbines.  Construction is expected to be completed in the fourth quarter of 2010.  As of December 31, 2009, CH Shirley has invested approximately $13.3 million.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, customer relationships, trademarks and covenants not to compete associated with acquisitions are included in intangible assets.  Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.  The balances reflected on CH Energy Group’s Consolidated Balance Sheet at December 31, 2009 and 2008, for “Goodwill” and “Other intangible assets - net” relate to Griffith.  In accordance with current accounting guidance related to goodwill and other intangible assets (ASC 350), goodwill and other intangible assets that have indefinite useful lives no longer are amortized, but instead are periodically reviewed for impairment.  Griffith tests the goodwill remaining on the balance sheet for impairment annually in the fourth quarter, and retests goodwill between annual tests and tests intangible assets if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount for all periods presented.  No impairment existed during the annual test for any of the periods presented.  At the time of the 2009 annual impairment test, fair value of Griffith exceeded its carrying value by approximately $49.6 million.  Impairment testing compares the fair value of Griffith to its carrying amount.  Fair value of the reporting unit is estimated using a discounted cash flow measurement.  For tax purposes, goodwill is amortized ratably over a 15-year period, beginning in the month of acquisition.

In accordance with current accounting guidance related to good-will (ASC 350), Griffith allocated its goodwill based on the fair values of the divested region and the portion of the business retained.  As a result of the divestiture discussed in Note 5 - “Acquisitions, Divestitures and Investments”, Griffith reduced its goodwill by approximately $10 million in addition to the goodwill recorded when the divested assets were purchased.

Intangible assets include separate, identifiable, intangible assets such as customer relationships, trademarks, and covenants not to compete.  Intangible assets with finite lives are amortized over their useful lives.  The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition.  The useful lives of trademarks were estimated to range from 10 to 15 years based upon Management’s assessment of several variables such as brand recognition, Management’s expected use of the trademark, and other factors that may have affected the duration of the trademark’s life.  The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years.  Amortization expense was $4.0 million, $4.1 million and $3.4 million for each of the year ended December 31, 2009, 2008 and 2007, respectively.  The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.3 million.  The weighted average amortization period for all amortizable intangible assets is 14.97 years. The weighted average amortization periods for customer relationships and covenants not to compete are 15 years and 5 years, respectively.  In December 2009, Griffith sold the rights to all of its trademarks as part of the sale of select operations discussed further below.

On December 11, 2009, CH Energy Group announced the sale of operations of Griffith in certain geographic locations.  In connection with this sale, Griffith transferred certain amortizable intangible assets associated with this region.  The following chart reflects adjustments recorded to the cost and accumulated amortization balances of the intangible assets sold (In Thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$21,420	$6,850	$14,570
Trademarks	2,956	624	2,332
Covenants not to compete	1,505	1,097	408
Total	$25,881	$8,571	$17,310

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$33,745	$18,957	$55,171	$22,248
Trademarks	-	-	2,956	372
Covenants not to compete	100	75	1,605	983
Total Amortizable Intangibles	$33,845	$19,032	$59,732	$23,603
The chart below provides a rollforward of goodwill balances of CH Energy Group (In Thousands):

	December 31,		December 31,
	2009		2008
Balance at Beginning of Period	$67,455		$63,433
Acquisitions	-		4,022
Divestitures	(31,804)	(1)	-
Balance at End of Period	$35,651		$67,455

(1)  Includes $10 million in goodwill in addition to the goodwill recorded when the divested assets were purchased.

NOTE 7 - SHORT-TERM BORROWING ARRANGEMENTS

CH Energy Group maintains a $150 million revolving credit facility with several commercial banks to provide committed liquidity.  This facility expires in February 2013.  As of December 31, 2009 and December 31, 2008, there were no borrowings under this facility.  The notes payable balances reported in the CH Energy Group Consolidated Balance Sheet reflect the borrowings of CH Energy Group’s subsidiaries as of December 31, 2009 and December 31, 2008, as discussed below.

Central Hudson maintains a revolving credit facility with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012.  As of December 31, 2009 and December 31, 2008, there were no borrowings under this agreement.

Both the CH Energy Group and Central Hudson credit facilities reflect commitments from JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  If any of these lenders are unable to fulfill their commitments under these facilities, funding may not be available as needed.

Central Hudson also maintains certain uncommitted lines of credit that diversify its sources of cash and provide competitive options to minimize its cost of short-term debt.  As of December 31, 2009, Central Hudson had no borrowings under these lines of credit.  As of December 31, 2008, Central Hudson’s outstanding balance on these lines of credit, in aggregate, was $25.5 million.

On September 22, 2009, the PSC issued an order authorizing Central Hudson to increase its multi-year committed credit to $175 million through December 31, 2012.  The higher level of committed credit could provide Central Hudson with greater liquidity to support construction forecasts, seasonality of the business, volatile energy markets, adverse borrowing environments, and other unforeseen events.

On January 18, 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital and for general corporate purposes.  As of December 31, 2008, there were borrowings under this agreement of $10.0 million.  On April 30, 2009, Griffith Management elected to allow this uncommitted line of credit to expire.  The obligations of Griffith under the line of credit were guaranteed by CH Energy Group and CHEC.  Griffith’s short-term financing needs are currently provided by CH Energy Group through intercompany debt agreements.

Debt Covenants

CH Energy Group’s $150 million credit facility and Central Hudson’s $125 million credit facility both require compliance with certain restrictive covenants, including maintaining a ratio of total consolidated debt to total consolidated capitalization of no more than 0.65 to 1.00.  Currently, both CH Energy Group and Central Hudson are in compliance with all of their respective debt covenants.

NOTE 8 - CAPITALIZATION - COMMON AND PREFERRED STOCK

For a schedule of activity related to common stock, paid-in capital, and capital stock, see the Consolidated Statements of Equity for CH Energy Group and Central Hudson.

Cumulative Preferred Stock

Central Hudson, $100 par value; 210,300 shares authorized, not subject to mandatory redemption:

	Redemption	Shares Outstanding
	Price	December 31,
Series	12/31/09	2009	2008
4.50%	$107.00	70,285	70,285
4.75%	106.75	19,980	19,980
4.35%	102.00	60,000	60,000
4.96%	101.00	60,000	60,000
		210,265	210,265

There were no repurchases in 2007, 2008 or 2009.

In the event of a liquidation of Central Hudson, the holders of the Cumulative Preferred Stock are entitled to receive the redemption price (in the case of a voluntary liquidation) or the par value (in the case of an involuntary liquidation) plus, in either case, accrued dividends.

Capital Stock Expense

Expenses incurred on issuance of capital stock are accumulated and reported as a reduction in common equity.

Repurchase Program

On July 25, 2002, the Board of Directors of CH Energy Group authorized a Common Stock Repurchase Program (“Repurchase Program”) to repurchase up to 4 million shares, or approximately 25% of its outstanding Common Stock, over the five-year period ending July 31, 2007.  Effective July 31, 2007, the Board of Directors of CH Energy Group extended and amended the Repurchase Program.  As amended, the Repurchase Program authorizes the repurchase of up to 2,000,000 shares (excluding shares purchased before July 31, 2007) or approximately 13% of the Company's outstanding common stock, from time to time, over the five-year period ending July 31, 2012.  No shares were repurchased under the Repurchase Program during the years ended December 31, 2009, 2008, and 2007.  CH Energy Group reserves the right to modify, suspend, renew, or terminate the Repurchase Program at any time without notice.

NOTE 9 - CAPITALIZATION - LONG-TERM DEBT

Details of CH Energy Group's and Central Hudson’s long-term debt are as follows (In Thousands):

		December 31,
Series	Maturity Date	2009	2008
CH Energy Group:

Promissory Notes:
2009 Series A (6.58%)	Apr. 17, 2014	$26,500	$-
2009 Series B (6.80%)	Dec. 15, 2025	23,500	-

CH Energy Group Net Long-term debt		$50,000	$-

Central Hudson:

Promissory Notes:
1999 Series C (6.00%)	Jan. 15, 2009	$-	$20,000
2003 Series D (4.33%)(4)	Sep. 23, 2010	24,000	24,000
2002 Series D (6.64%)(4)	Mar. 28, 2012	36,000	36,000
2008 Series F (6.854%)(2)	Nov. 01, 2013	30,000	30,000
2004 Series D (4.73%)(4)	Feb. 27, 2014	7,000	7,000
2004 Series E (4.80%)(5)	Nov. 05, 2014	7,000	7,000
2007 Series F (6.028%)(2)	Sep. 01, 2017	33,000	33,000
2004 Series E (5.05%)(5)	Nov. 04, 2019	27,000	27,000
1999 Series A (5.45%)(1)	Aug. 01, 2027	33,400	33,400
1999 Series C(1)(3)	Aug. 01, 2028	41,150	41,150
1999 Series D(1)(3)	Aug. 01, 2028	41,000	41,000
1998 Series A (6.50%)(1)	Dec. 01, 2028	16,700	16,700
2006 Series E (5.76%)(5)	Nov. 17, 2031	27,000	27,000
1999 Series B(1)(3)	July 01, 2034	33,700	33,700
2005 Series E (5.84%)(5)	Dec. 05, 2035	24,000	24,000
2007 Series F (5.804%)(2)	Mar. 23, 2037	33,000	33,000
2009 Series F (5.80%)(2)	Oct. 1, 2039	24,000	-
		437,950	433,950

Unamortized Discount on Debt		(53)	(56)
Total Long-term debt		$437,897	$433,894

Less: Current Portion		(24,000)	(20,000)

Central Hudson Net Long-term debt		$413,897	$413,894

(1)	Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.
(2)	Issued under Central Hudson’s medium-term note program, described below.
(3)	Variable (auction) rate notes.
(4)	Issued pursuant to a 2001 PSC Order approving the issuance by Central Hudson prior to June 30, 2004, of up to $100 million of unsecured medium-term notes.
(5)	Issued pursuant to a 2004 PSC Order approving the issuance by Central Hudson prior to December 31, 2006, of up to $85 million of unsecured medium-term notes.

The PSC issued an Order in September 2006 authorizing Central Hudson to issue medium-term notes of up to $140 million over the three-year period ending December 31, 2009.  With this authorization, Central Hudson established its Series F notes and issued $120 million during that period.  A summary of Series F issuances follows:

Date	Amount of Issuance	Term, Rate	Proceeds Used for:
March 23, 2007	$33,000,000	30-year, 5.80%	Redemption at maturity of $33,000,000 5-year, 5.87% Series D Notes

September 14, 2007	$33,000,000	10-year, 6.028%	Financing ongoing investments in electric and natural gas systems

November 18, 2008	$30,000,000	5-year, 6.854%	Financing ongoing investments in electric and natural gas systems

September 30, 2009	$24,000,000	30-year, 5.80%	Financing ongoing investments in electric and natural gas systems

On September 22, 2009, the PSC authorized Central Hudson to issue up to $250 million of long-term debt through December 31, 2012.  The Order authorizes Central Hudson to issue and sell $250 million of long-term debt to finance its construction expenditures, refund maturing long-term debt, and potentially refinance its 1999 NYSERDA Bonds, Series B, C and D.  On November 20, 2009, Central Hudson registered a new series of notes, Series G, pursuant to the authority granted by the PSC.  An amended registration statement was filed on December 23, 2009 and the registration of the Series G notes became effective on January 6, 2010.

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).4  On September 9, 2009, Moody’s downgraded Central Hudson’s senior unsecured debt and issuer ratings to ‘A3’ from ‘A2,’ with a continued negative outlook, to reflect their view of the current weakness in our credit metrics and the ongoing need for rate relief to support planned capital expenditures.  Moody’s analysis focused on four key rating factors that they identified as being important determinants in assigning ratings; (1) regulatory framework, (2) ability to recover costs and earn returns, (3) diversification, and (4) financial strength, liquidity and key financial metrics.  The downgrade is not expected to have a material impact on Central Hudson’s financial performance.

_________________________________
4 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Griffith had no third-party long-term debt outstanding as of December 31, 2009 or 2008.

In the second quarter of 2009, CH Energy Group privately placed $50 million of senior unsecured notes.  The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014.  CH Energy Group completed the sale of $35 million in principal amount of the notes on April 17, 2009, and $15 million in principal amount on June 15, 2009.  CH Energy Group used a portion of the proceeds from the sale of the notes to repay short-term debt and retains the remainder for general corporate purposes.  On December 15, 2009, following the divestiture of select operations of Griffith, CH Energy Group entered into a supplemental note purchase agreement for the issuance of $23.5 million of new senior notes and redeemed $23.5 million of the notes placed during the second quarter of 2009.  The newly issued notes bear interest at the rate of 6.80% per annum and mature on December 15, 2025.  Interest is payable semi-annually and, commencing June 15, 2011, with semi-annual payments of principal.  The mortgage style amortization of principal results in the final payment of principal and interest upon maturity.  CH Energy Group intends to use the proceeds from the sale of the supplemental notes to fund a portion of its investment in Shirley Wind.

Long-Term Debt Maturities

See Note 15 - “Fair Value Measurements” for a schedule of long-term debt maturing or to be redeemed during the next five years and thereafter.

NYSERDA

Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”).  These NYSERDA bonds are insured by Ambac Assurance Corporation (“Ambac”) and the ratings on these bonds reflect the higher of the credit rating of Ambac or Central Hudson.  The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A3’/negative by Moody’s.5

Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008.  Under the terms of the applicable indenture, Central Hudson converted the bonds to a fixed rate of 6.5%, which will continue until their maturity in December 2028.  Prior to the December 1, 2008 re-marketing, the bonds bore interest at a term rate of 3.0%.

Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45%.

_________________________________
5 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode.  Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a Dutch auction.  Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008.  Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period.  Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed.  As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture.  Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process.  For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction as 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent.  In 2009, the average maximum rate applicable on the bonds was 0.80%.  In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings.  To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index for short-term tax-exempt debt. Central Hudson replaced the cap that expired on March 31, 2009 with a one-year cap, effective April 1, 2009 set at 4.375%.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of variable rate 1999 NYSERDA Bonds.  Central Hudson would receive a payout if the bonds reset at rates above 4.375%.  During 2009 and 2008, the average did not exceed the cap rate and therefore no payments were received.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D.  Potential actions may include converting the debt from auction rate to another interest rate mode or refinancing with taxable bonds.

Debt Expense

Expenses incurred in connection with CH Energy Group’s or Central Hudson’s debt issuance and any discount or premium on debt are deferred and amortized over the lives of the related issues.  Expenses incurred on debt redemptions prior to maturity have been deferred and are usually amortized over the shorter of the remaining lives of the related extinguished issues or the new issues, as directed by the PSC.

Debt Covenants

CH Energy Group’s $50 million of privately placed notes require compliance with certain restrictive covenants including maintaining a ratio of total consolidated debt to total consolidated capitalization of no more than 0.65 to 1.00 and not permitting certain debt, other than the privately placed notes, associated with the unregulated operations of CH Energy Group to exceed 10% of total consolidated assets.  Currently, CH Energy Group is in compliance with all of these debt covenants.

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

In accordance with the measurement date provisions of current accounting guidance related to pensions (ASC 715-20), Central Hudson changed its measurement date for its pension plan (the “Retirement Plan”) from September 30 to December 31 for its financial statements for the year ended December 31, 2008.  Central Hudson elected the “15-month-transition approach” and recorded an adjustment in the first quarter of 2008 to recognize the effects of the change in measurement date.  This adjustment represented 3/15ths of the net periodic pension cost determined for the period from October 1, 2007 to December 31, 2008; the remaining 12/15ths of the net periodic pension cost was recorded over the twelve months ended December 31, 2008.  The recording of this adjustment increased Central Hudson’s pension liability by $0.4 million, comprised of the following components (In Thousands):

Adjustment for 3/15ths of net periodic pension costs	$2,788
Adjustment for amortization of prior service costs and actuarial losses (1)	(2,426)
Net increase to pension liability	$362

(1)	Liability recognized previously on Consolidated Balance Sheet upon initial implementation of ASC 715-20.

Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including corporate resources, projected investment returns, actual investment returns, inflation, the value of plan assets relative to plan liabilities, regulatory considerations, interest rate assumptions and legislative requirements.  As a result of volatile conditions in the economy and financial markets over the past two years, Central Hudson’s Retirement Plan assets have significantly decreased relative to the plan liabilities.  Although the financial markets have seen a positive trend over the past 12 months, the liability has been increased by the lower discount rate used in the current year to determine benefit obligations and the accruing of additional benefits.  Central Hudson considers the provisions of the Pension Protection Act of 2006 in determining its funding for the Retirement Plan for the near-term and future periods.  Contributions to the Retirement Plan during the years ended December 31, 2009 and 2008 were $22.6 million and $12.5 million, respectively.

As noted above, the value of the plan assets have increased in 2009, however, plan liabilities increased as a result of a decline in the plan discount rate.  The net impact was a reduction in the unfunded liability. Contributions for 2010 are expected to be approximately $30-$55 million.  On January 22, 2010, Central Hudson contributed $30 million to its retirement plan.  The actual contributions could vary significantly based upon corporate resources, projected investment returns, actual investment returns, inflation, the value of plan assets relative to plan liabilities, interest rate assumptions, regulatory considerations and legislative requirements.

In accordance with current accounting guidance related to pensions (ASC 715-20), Central Hudson’s pension liability balance (i.e., the funded status) at December 31, 2009 and December 31, 2008 was $153.0 million, $162.2 million, respectively.  These balances include recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, as well as consideration for non-qualified executive plans.  As a result of volatile conditions in the economy and financial markets over the past two years, Central Hudson’s Retirement Plan assets have significantly decreased relative to the plan liabilities.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	December 31,	December 31,
	2009	2008
Prefunded (accrued) pension costs prior to funding status adjustment	$11,661	$29,884
Additional liability required	(164,644)	(192,084)
Total accrued pension liability	$(152,983)	$(162,200)

Total offset to additional liability - Regulatory assets - Retirement Plan	$164,644	$192,084

Pursuant to current accounting guidance related to pensions (ASC 715-20), gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson records regulatory assets rather than adjusting comprehensive income to offset the additional liability.  The recording of a regulatory asset is consistent with the PSC’s 1993 Statement of Policy regarding pensions and OPEB (“1993 PSC Policy”).  Under the 1993 PSC Policy, differences between pension expense and rate allowances covering these costs are deferred for future recovery from or return to customers with carrying charges accrued on cash differences.

The valuation of the PBO was determined as of the measurement date of December 31, 2009, using a 5.7% discount rate (as determined using the Citigroup Pension Discount Curve reflecting projected pension cash flows).  The discount rate on the prior measurement date of December 31, 2008 was 6.2%.  Declines in the market value of the Trust Fund’s investment portfolio, which occurred from 2000 through 2002, and are amortized over a 10 year period as per PSC policy, and a reduction in the discount rate during that period used to determine the benefit obligation for pensions have resulted in a significant increase in pension costs since 2001.

Similarly, declines in the market value of the Trust Fund’s investment portfolio in 2008 resulted in increased future pension costs since losses (and gains) are amortized over a 10 year period.  The 2009 Rate Order includes an increase in the rate allowance for pension and OPEB expense which more closely approximates the recent cost of providing these benefits.  Authorization remains in effect for the deferral of any differences between rate allowances and actual costs under the 1993 PSC Policy to counteract the volatility of these costs.  The 2009 Rate Order again authorized Central Hudson to offset significant deferred balances for pension and OPEB expense for the electric department with available deferred credit balances due to customers.  The 2009 Rate Order also authorized the continuation of the amortization of natural gas department deferred pension and OPEB costs.  The accumulated deferred balance of these costs at June 30, 2009 is being recovered via a five-year amortization that began July 1, 2009.

The 2006 Rate Order included an increase in the rate allowances for pension and OPEB expense that more closely approximated the recent cost of providing these benefits.  However, due to the expected volatility of these costs, authorization remained in effect for the deferral of any differences between rate allowances and actual costs under the 1993 PSC Policy.  The 2006 Rate Order also authorized Central Hudson to offset significant deferred balances for pension and OPEB expense for the electric department with available deferred credit balances due to customers.  Deferred pension and OPEB balances accumulated through June 30, 2006, for the natural gas department are being recovered via a seven-year amortization that began on July 1, 2007.

Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions, which among other things, require a ten-year amortization of actuarial gains and losses.

In addition to the Retirement Plan, CH Energy Group’s and Central Hudson’s executives are covered under a non-qualified Supplemental Executive Retirement Plan.

Estimates of Long-Term Rates of Return

The expected long-term rate of return on Retirement Plan assets is 7.75%, net of investment expense.  In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists.  The expected return for each asset class was then weighted based on the Retirement Plan’s target asset allocation.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets in accordance with the Retirement Plan strategy.

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

The asset allocation strategy employed in the Retirement Plan reflects Central Hudson’s return objectives and risk tolerance.  Asset allocation targets, expressed as a percentage of the market value of the Retirement Plan, are summarized in the table below:
Asset Class	Minimum	Target Average	Maximum
Equity Securities	55%	60%	65%
Debt Securities	30%	35%	40%
Alternative Investments	-%	5%	7%

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

Management is reviewing changes to the Plan’s investment strategy to reduce the year-to-year volatility of the funded status and the level of contributions.  Options being considered include extending the duration of the Plan’s investments as well as changes to the target asset allocation to more closely align with the Plan’s long-term obligations.

Investment Valuation

The Retirement Plan assets are valued under the current fair value framework.  See Note 15 - “Fair Value Measurements” for further discussion regarding the definition and levels of fair value hierarchy established by guidance (ASC 820).

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  Below is a listing of the major categories of plan assets held as of December 31, 2009, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall (based on the lowest level input that is significant to the fair value measurement in its entirety) (Dollars in Thousands):

Investment Type	Market Value at 12/31/09	% of Total
Level 2
Investment Funds - Equities	$199,442	63%
Investment Funds - Fixed Income	100,312	32%
Level 3
Alternative Investment - Real Estate	14,498	5%
	$314,252	100%

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

Year Ended December 31, 2009
Balance at Beginning of Period	$24,129
Unrealized gains/(losses)	(8,555)
Realized losses	195
Purchases, issuances, sales and settlements	(204)
Transfers in and/or out of Level 3	(1,067)
Balance at End of Period	$14,498

The funds that have been determined to be Level 2 investments within the fair value hierarchy are priced using indirectly observable (market-based) information.  The Level 2 funds do not have market data available; however, the underlying securities held by those funds do have published market data available.

The funds that have been determined to be Level 3 investments within the fair value hierarchy are priced using unobservable inputs.  There are three valuation techniques that can be used, the market, income or cost approach.  The appropriateness of each valuation technique depends on the type of asset or business being valued.  Key inputs used to determine fair value include, among others, revenue and expense growth rates, terminal capitalization rates and discount rates.

Other Post-Retirement Benefits

Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans.  Substantially all of Central Hudson’s unionized employees and managerial, professional and supervisory employees (“non-union”) hired prior to January 1, 2008, may become eligible for these benefits if they reach retirement age while employed by Central Hudson.  Central Hudson amended its OPEB programs for existing non-union and certain retired employees effective January 1, 2008.  Benefit plans for non-union active employees were similarly amended.  Programs were also amended to eliminate post-retirement benefits for non-union employees hired on or after January 1, 2008.  In order to reduce the total costs of these benefits, plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008.  Plans were also amended to eliminate post-retirement benefits for union employees hired on or after May 1, 2008.  Benefits for retirees and active employees are provided through insurance companies whose premiums are based on the benefits paid during the year.

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

Central Hudson fully recovers its net periodic post-retirement benefit costs in accordance with the 1993 PSC Policy.  Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by an actuarial consultant in accordance with current accounting guidance related to other post employment benefits (ASC 715-60) is deferred as either a regulatory asset or a regulatory liability, as appropriate.

The effect of the Medicare Act of 2003 was reflected in 2009 and 2008, assuming that Central Hudson will continue to provide a prescription drug benefit to retirees that are at least actuarially equivalent to Medicare Act of 2003 and that Central Hudson will receive the federal subsidy.

In accordance with the current accounting guidance related to other post employment benefits (ASC 715-60), Central Hudson’s liability (i.e. the funded status) for OPEB at December 31, 2009, was $46.2 million and at December 31, 2008, was $52.6 million, including recognition for the difference between the Accumulated Benefit Obligation (“ABO”) and the market value of other post-retirement assets.  The change to the liability for the difference between the ABO and the market value of other post-retirement assets at December 31, 2009 and 2008 was a decrease of $1.2 million and an increase of $10.4 million, respectively and was offset by recording a regulatory asset in accordance with the 1993 PSC Policy.

Central Hudson and Griffith each participate in a 401(k) retirement plan for their employees.  Griffith also provides a discretionary profit-sharing benefit for their employees.  The 401(k) plans provide for employee tax-deferred salary deductions for participating employees and their respective employer matches contributions made by participating employees.  The matching benefit varies by employer and employee group.  For Central Hudson, the cost of its matching contributions was $1.8 million for 2009, $1.7 million for 2008, and $1.6 million for 2007.  For Griffith, the cost of its matching contributions was $884,000 for 2009, $869,000 for 2008, and $783,000 for 2007.  Profit-sharing contributions made by Griffith were $594,000, $557,000, and $665,000, for 2009, 2008, and 2007, respectively.

Estimates of Long-Term Rates of Return

The expected long-term rate of return on OPEB assets is 8.0%, net of investment expense.  In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists.  The expected return for each asset class was then weighted based on the respective Plans’ target asset allocation.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Plan’s strategy.

OPEB Policy and Strategy

The OPEB Plans adopted an investment objective of long-term capital appreciation for each VEBA.  OPEB Plan assets are invested in accordance with sound investment practices that emphasize long-term investment fundamentals.  The OPEB Plans seek to achieve a positive rate of return for each VEBA over the long-term that contributes to meeting each VEBA’s current and future obligations.

The asset allocation strategy employed in the OPEB Plan reflects Central Hudson’s return objectives and risk tolerance.  The mix of assets shall be broadly diversified by asset class and investment styles within asset classes, based on the following asset allocation targets, expressed as a percentage of the market value of the OPEB Plan, summarized in the table below:

Asset Class	Minimum	Target Average	Maximum
Equity Securities	55%	65%	75%
Debt Securities	25%	35%	35%

Investment Valuation

The OPEB Plan assets are valued under the current fair value framework. See Note 15 - “Fair Value Measurements” for further discussion regarding the definition and levels of fair value hierarchy established by guidance (ASC 820).

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  Below is a listing of the major categories of plan assets held as of December 31, 2009, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall (based on the lowest level input that is significant to the fair value measurement in its entirety).

401 (h) Plan Assets
(Dollars in Thousands)

Investment Type	Market Value at 12/31/09	% of Total
Level 2
Investment Funds - Equities	$4,191	63%
Investment Funds - Fixed Income	2,108	32%
Level 3
Alternative Investment - (Real Estate)	305	5%
	$6,604	100%

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

Year Ended December 31, 2009
Balance at Beginning of Period	$507
Unrealized gains/(losses)	(180)
Realized losses	4
Purchases, issuances, sales and settlements	(4)
Transfers in and/or out of Level 3	(22)
Balance at End of Period	$305

Management VEBA Plan Assets
(Dollars In Thousands)

Investment Type	Market Value at 12/31/09	% of Total
Level 1
Investment Funds - Money Market Mutual Fund	$6	-%
Investment Funds - Fixed Income Mutual Funds	640	35%
Investment Funds - Equity Securities Mutual Funds	824	45%
Level 2
Investment Funds - Equity Securities Commingled Fund	366	20%
	$1,836	100%

Union VEBA Plan Assets
(Dollars In Thousands)

Investment Type	Market Value at 12/31/09	% of Total
Level 1
Investment Funds - Money Market Mutual Fund	$618	1%
Investment Funds - Fixed Income Mutual Funds	14,611	20%
Investment Funds - Equity Securities Mutual Funds	32,322	45%
Level 2
Fixed Income Commingled Fund	10,443	14%
Investment Funds - Equity Securities Commingled Fund	14,419	20%
	$72,413	100%

The funds that have been determined to be Level 1 investments within the fair value hierarchy are valued on the basis of available market quotations in active markets.

The funds that have been determined to be Level 2 investments within the fair value hierarchy are priced using indirectly observable (market-based) information.  The Level 2 funds do not have market data available; however, the underlying securities held by those funds do have published market data available.

The funds that have been determined to be Level 3 investments within the fair value hierarchy are priced using unobservable inputs.  There are three valuation techniques that can be used, the market, income or cost approach.  The appropriateness of each valuation technique depends on the type of asset or business being valued.  Key inputs used to determine fair value include, among others, revenue and expense growth rates, terminal capitalization rates and discount rates.

Reconciliations of Central Hudson’s pension and other post-retirement plans’ benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions are reported on the following chart (Dollars In Thousands):

	Pension Benefits			Other Benefits
	2009	2008		2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$423,538	$408,886		$119,001	$148,215
Service cost	7,825	9,645	(1)	2,125	2,415
Interest cost	25,819	31,109	(1)	6,846	7,547
Participant contributions	-	-	(1)	473	492
Plan amendments	-	1,371	(1)	-	(25,771)
Benefits paid	(24,655)	(30,157)	(1)	(6,455)	(6,216)
Actuarial (gain) loss	34,708	2,684	(1)	5,104	(7,681)
Benefit Obligation at End of Plan Year	$467,235	$423,538		$127,094	$119,001
Change in Plan Assets:
Fair Value of plan assets at beginning of year	$261,338	$397,157		$66,356	$92,655
Adjustment / other	-	-	(1)	(106)	36
Actual return on plan assets	56,191	(116,020)	(1)	17,192	(24,576)
Employer contributions	23,124	13,027	(1)	3,485	4,200
Participant contributions	-	-	(1)	473	492
Benefits paid	(24,655)	(30,157)	(1)	(6,455)	(6,216)
Administrative expenses	(1,746)	(2,669)	(1)	(92)	(235)
Fair Value of Plan Assets at End of Plan Year	$314,252	$261,338		$80,853	$66,356
Reconciliation of Funded Status:
Funded Status at end of year	$(152,983)	$(162,200)		$(46,241)	$(52,645)
Employer Contributions between measurement date and fiscal year-end	-	-		-	-
Amounts Recognized on Consolidated Balance Sheet:
Current liabilities	(600)	(526)		-	-
Noncurrent liabilities	(152,383)	(161,674)		(46,241)	(52,645)
Net amount recognized on Consolidated Balance Sheet	(152,983)	(162,200)		(46,241)	(52,645)
Regulatory asset:
-Net loss	152,079	177,342		42,487	57,439
-Prior service costs (credit)	12,565	14,742		(51,372)	(57,240)
-Transition obligation	-	-		7,685	10,250
Components of Net Periodic Benefit Cost:
Service cost	$7,825	$9,645		$2,125	$2,415
Interest cost	25,819	31,109		6,846	7,547
Expected return on plan assets	(19,874)	(37,889)		(5,067)	(7,006)
Amortization of prior service cost (credit)	2,177	2,658		(5,868)	(5,100)
Amortization of transitional obligation	-	-		2,566	2,566
Amortization of net (gain) loss	25,400	14,318		8,292	5,723
Net Periodic Benefit Cost	$41,347	$19,841		$8,894	$6,145

(1)	Due to measurement date change for pension benefits to December 31 from September 30, amount reflects 15 months of activity.

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Other Changes in Plan Assets and Benefit Obligation Recognized in Regulatory Assets:
Net loss (gain)	$137	$159,262	$(6,660)	$23,824
Amortization of net (loss) gain	(25,400)	(14,318)	(8,292)	(5,723)
Prior service cost (credit)	-	1,371	-	(25,771)
Amortization of prior service cost	(2,177)	(2,658)	5,868	5,100
Transitional obligation	-	-	-	-
Amortization of transitional obligation	-	-	(2,566)	(2,566)
Regulatory asset attributable to change from prior year	-	-	-	-
Total recognized in regulatory asset	(27,440)	143,657	(11,650)	(5,136)

Total recognized in net periodic benefit cost and regulatory asset	$13,907	$163,498	$(2,756)	$1,009

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.70%	6.20%	5.70%	6.20%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Measurement date	12/31/09	12/31/08	12/31/09	12/31/08
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.20%	6.20%	6.20%	6.40%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	7.75%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	8.57%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2029	2018

Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$467,234	$423,538	N/A	N/A
Accumulated benefit obligation	426,255	389,144	N/A	N/A
Fair Value of plan assets	314,252	261,338	N/A	N/A

The ABO for defined benefit pension plans was $426.3 million and $389.1 million at December 31, 2009 and 2008, respectively.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are $29.5 million and $2.2 million, respectively. The estimated net loss, prior service cost (credit) and transitional obligation for the other defined benefit post-retirement plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year is $10.4 million, $(5.9) million, and $2.6 million, respectively.

Central Hudson’s pension and other post-retirement plans’ weighted average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	Pension Plan		Other Plans
	2009	2008	2009	2008
Equity Securities	62.8%	48.7%	64.5%	65.6%
Debt Securities	31.9%	41.3%	34.7%	34.1%
Alternate Investment	4.6%	9.2%	0.0%	0.0%
Other	0.7%	0.8%	0.8%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

For the pension plan and other benefit plans, equity securities do not include CH Energy Group Common Stock at December 31, 2009, and 2008, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A 1% change in assumed health care cost trend rates would have the following effects (In Thousands):

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components for 2009	$447	$(385)

Effect on year-end 2009 post-retirement benefit obligation	$4,217	$(3,722)

Employer contributions for OPEB totaled $3.5 million and $4.2 million during the year ended December 31, 2009, and December 31, 2008, respectively.  Contribution levels are determined by various factors including the discount rate, expected return on plan assets, medical claims assumptions used, mortality assumptions used, benefit changes, and corporate resources.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (In Thousands):

Year	Pension Benefits - Gross	Other Benefits - Gross	Other Benefits - Net(1)
2010	$28,064	$7,272	$6,722
2011	28,379	7,791	7,211
2012	29,056	8,181	7,563
2013	29,689	8,454	7,792
2014	30,024	8,887	8,191
2015 - 2019	160,096	47,329	43,274

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

In addition to the aggregate limit in the awards described above, the 2006 Plan imposes various sub-limits on the number of shares of CH Energy Group’s Common Stock that may be issued or transferred under the 2006 Plan.  The aggregate number of shares of Common Stock actually issued or transferred by CH Energy Group upon the exercise of incentive stock options shall not exceed 300,000 shares.  No participant may be granted stock option rights and stock appreciation rights, in aggregate, for more than 15,000 shares of Common Stock during any calendar year.  No participant in any calendar year may receive an award of performance shares or restricted shares that specify management objectives, in the aggregate, for more than 20,000 shares of Common Stock, or performance units having an aggregate maximum value as of their respective date of grant in excess of $1 million.  The number of shares of Common Stock issued as stock appreciation rights, restricted shares, and restricted stock units (after taking forfeitures into account) may not exceed, in the aggregate, 100,000 shares of common stock.

As of December 31, 2009, CH Energy Group had stock options outstanding, which were issued under the 2000 Plan, as well as performance shares, restricted shares and restricted stock units outstanding, which were issued under the 2006 Plan.

Stock Options

The following table summarizes information concerning stock options granted through December 31, 2009:

				Weighted
		Number of	Number of	Average	Number of
	Exercise	Options	Options	Remaining	Options
Date of Grant	Price	Granted	Outstanding	Life in Years	Exercisable
January 1, 2000	$31.94	30,300	-	-	-
January 1, 2001	$44.06	59,900	18,560	1.00	18,560
January 1, 2003	$48.62	36,900	17,420	3.00	17,420
		127,100	35,980	1.97	35,980

All options were fully vested as of December 31, 2007.  The fair market values per option of CH Energy Group stock options granted in 2003, 2001, and 2000 are $6.51, $4.41, and $4.46, respectively.  These fair market values were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2001	2000
Risk-free interest rate	4.40%	4.78%	6.36%
Expected life - in years	10	5	5
Expected stock volatility	17.50%	20.06%	15.59%
Dividend yield	4.4%	5.4%	5.4%

A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

			Weighted
		Weighted	Average
	Stock Option	Average	Remaining Life
	Shares	Exercise Price	in Years
Outstanding at 12/31/08	40,300	$46.05	3.91
Granted	-	-
Exercised	4,320	44.22
Expired / Forfeited	-	-
Outstanding at 12/31/09	35,980	$46.27	1.97

Total CH Energy Group Shares Outstanding		15,804,562
Potential Dilution		0.2%

Compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007 was not material.  The balance accrued for outstanding options was $0.1 million as of December 31, 2009 and 2008.  The intrinsic value of outstanding options was not material as of December 31, 2009 and 2008.

Performance Shares

A summary of the status of performance shares granted to executives under the 2006 Plan is as follows:

			Performance Shares
	Grant Date	Performance Shares	Outstanding at
Grant Date	Fair Value	Granted	December 31, 2009
January 25, 2007	$50.56	21,330	19,380
January 24, 2008	$35.76	33,440	31,900
January 26, 2009	$49.29	36,730	36,730

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

The total compensation expense recognized for performance shares was $1.1 million for the year ended December 31, 2009, $0.5 million for the year ended December 31, 2008, and $0.5 million for the year ended December 31, 2007.

The determination of compensation expense for performance shares in prior years was based on the use of the binomial method, which reflected the following assumptions:

	For the year ended December 31,
	2008	2007
Stock price	$51.39	$44.54
Dividend yield	4.2%	4.8%
Performance period (in years)	3	3
Risk-free rates of return:
One year	0.37%	3.34%
Two year	0.76%	3.05%
Three year	1.00%	3.07%

Other considerations in the determination of compensation expense for performance shares included the grant price for each individual grant, estimated forfeitures, and historical percentile performance rank.

Commencing in 2009, CH Energy Group ceased using a binomial model and recorded compensation expense for performance shares based on the fair value of the awards at the end of each reporting period.  This fair value is determined based on the shares' current market value at the end of each reporting period, estimated forfeitures for each grant, expected payout based on historical performance in accordance with the defined metrics of each grant, and the time elapsed within each grant's performance period.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units granted through December 31, 2009:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at December 31, 2009
January 2, 2008	Shares	10,000	$44.32	End of 3 years	8,900	(1)
January 2, 2008	Shares	2,100	$44.32	Ratably over 3 years	1,400
January 26, 2009	Shares	2,930	$49.29	End of 3 years	2,680	(2)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	14,375
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900

(1)
500 shares were forfeited upon resignation of the employee holding the shares and the vesting of 600 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith.

(2)	The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith.

The above shares granted were issued from CH Energy Group’s treasury.  In accordance with current accounting guidance related to equity based compensation (ASC 718-40), unvested restricted shares do not impact the number of common shares outstanding used in the basic EPS calculation.  Shares will not be issued with respect to restricted stock units until a specified future date defined within the individual agreement.  The total unvested outstanding restricted shares and stock units noted above have been included in the diluted EPS calculation as of December 31, 2009 and 2008.  The total compensation expense recognized for these restricted shares and stock units was $0.2 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively.  Total recognized tax benefits related to these restricted shares and stock units was not material for the years ended December 31, 2009 and 2008.

Phantom Shares

CH Energy Group provides equity compensation for its non-employee Directors.  The equity component of annual compensation for each non-employee Director is fixed at a number of phantom shares of CH Energy Group Common Stock.  These phantom shares are deferred until the Director’s termination of service.  Effective January 1, 2008, CH Energy Group adopted new director stock ownership guidelines, which require each Director to accumulate within 5 years, and to hold during his or her service on the Board, at least 6,000 shares of CH Energy Group’s Common Stock (which may be in the form of phantom shares).  This amendment to the plan provides that if a Director satisfies this required level of stock ownership, he or she will receive the cash value of equity compensation in lieu of additional phantom shares.  This value will either be paid in cash or deferred under CH Energy Group’s Directors and Executives Deferred Compensation Plan, at the election of the Director.

Through June 30, 2008, the annual equity compensation for each non-employee Director was the equivalent of $55,000.  Effective July 1, 2008, this compensation was increased to $65,000 per year.  Total equity compensation expense to non-employee Directors recognized by CH Energy Group was $0.5 million for the year ended December 31, 2009 and $0.4 million for the years ended December 31, 2008 and 2007.

For additional discussion regarding the dilutive effects of equity-based compensation, see Note 1 - “Summary of Significant Accounting Policies” under the caption “Earnings Per Share.”

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Electricity Purchase Commitments

Central Hudson is obligated to supply electricity to its retail electric customers.  Under the Settlement Agreement, Central Hudson's retail customers may elect to procure electricity from third-party suppliers or may continue to rely on Central Hudson.  As part of its efforts to supply customers who continue to rely on Central Hudson for their energy supply, Central Hudson entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 8% of the output of Unit No. 2 of the Nine Mile Point Nuclear Generating Station (“Nine Mile 2 Plant”) at negotiated prices during the ten-year period beginning on November 7, 2001 and ending November 30, 2011.  The agreement is "unit-contingent'' in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating.  Following the expiration of this purchase agreement, a revenue sharing agreement with Constellation will begin, which will provide Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021.  In the Constellation agreements, electricity is purchased at defined prices that escalate over the life of the contract.  The capacity and energy supplied under the agreement with Constellation in 2009 was sufficient to supply approximately 14% of Central Hudson’s total system requirements and cost approximately $27.9 million.  For the years 2008 and 2007, the energy supplied under this agreement cost approximately $25.2 million and $25.0 million, respectively.

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  On an annual basis, the electricity purchased through the Entergy contract represents approximately 23% of Central Hudson’s full-service customer requirements and for the year ended December 31, 2009 energy supplied under this agreement cost approximately $55.3 million.  For the years ended December 31, 2008 and 2007, the energy supplied under this agreement cost approximately $57.5 million and $29.9 million, respectively.

Purchases under the Entergy and Nine Mile 2 Plant contracts are supplemented by shorter-term contracts, such as the Dynegy contract discussed below, contracts for differences, and by purchases from the NYISO, which oversees the bulk electricity transmission system, and the capacity market in New York State, and other parties.  On January 30, 2008, Central Hudson entered into an 11-month agreement with Dynegy Power Marketing, Inc. to purchase 589,200 MWh of electricity on a unit-contingent basis at defined prices from February 1, 2008 to December 31, 2008.  The electricity purchased through the Dynegy contract represented approximately 15% of Central Hudson’s full-service customer requirements for the eleven-month period and cost approximately $50.0 million.

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

Operating lease rental payment amounts charged to expense by CH Energy Group and its subsidiaries were $2.8 million in 2009, $3.4 million in 2008, and $3.5 million in 2007.  Included in these amounts are payments for contingent rentals, which are operating lease agreements that contain provisions for a change in lease payments subsequent to the inception of the lease.  Contingent rental payments amounted to $563,000 in 2008 and $555,000 in 2007.  CH Energy Group did not have any payments for contingent rentals in 2009.

Operating lease rental payment amounts charged to expense by Central Hudson were $1.5 million in 2009, $2.1 million in 2008, and $2.4 million in 2007.  Included in these amounts are payments for contingent rentals, which amounted to $0.6 million in 2008, and $0.6 million in 2007.  Central Hudson did not have any payments for contingent rentals in 2009.

Future minimum lease payments excluding executory costs, such as property taxes and insurance, are included in the following table of Other Commitments.  All leases are non-cancelable, and rent expense is recognized on a straight-line basis over the minimum lease term.

Other Commitments

The following is a summary of commitments for CH Energy Group and its affiliates as of December 31, 2009 (In Thousands):

Projected Payments Due By Period

	Less than 1 year	Year Ending 2011	Year Ending 2012	Year Ending 2013	Year Ending 2014	Total
Operating Leases	$2,450	$2,559	$2,345	$2,170	$2,395	$11,919
Construction/Maintenance & Other Projects(1)	79,307	22,768	7,081	4,815	2,848	116,819
Purchased Electric Contracts(2)	109,732	36,356	3,999	3,999	3,999	158,085
Purchased Natural Gas Contracts(2)	55,369	31,465	21,945	11,452	11,172	131,403
Purchased Fixed Liquid Petroleum Contracts(3)	3,959	-	-	-	-	3,959
Total	$250,817	$93,148	$35,370	$22,436	$20,414	$422,185

(1)
Including Specific, Term, and Service Contracts, briefly defined as follows:  Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; and Service Contracts include consulting, educational, and professional service contracts.

(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(3)	Estimated based on pricing on December 31, 2009.

The following is a summary of commitments for Central Hudson as of December 31, 2009 (In Thousands):

Projected Payments Due By Period

	Less than 1 year	Year Ending 2011	Year Ending 2012	Year Ending 2013	Year Ending 2014	Total
Operating Leases	$1,546	$1,534	$1,479	$1,457	$1,450	$7,466
Construction/Maintenance & Other Projects(1)	52,022	22,730	7,043	4,777	2,810	89,382
Purchased Electric Contracts(2)	109,732	36,356	3,999	3,999	3,999	158,085
Purchased Natural Gas Contracts(2)	55,369	31,465	21,945	11,452	11,172	131,403
Total	$218,669	$92,085	$34,466	$21,685	$19,431	$386,336

(1)	Including Specific, Term, and Service Contracts, as defined in footnote (1) of the preceding chart.
(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

Central Hudson has an obligation to meet its contractual benefit payment obligations.  Decisions about how to fund the Retirement Plan to meet these obligations are made annually and are primarily affected by the discount rate used to determine benefit obligations, current asset values and the projection of Retirement Plan assets.  Based on the funding requirements of the Pension Protection Act, Central Hudson plans to make contributions that maintain the target funded percentage at 80% or higher.  On January 22, 2010, Central Hudson contributed $30 million to its Retirement Plan.  Central Hudson’s contributions for 2010 are expected to total approximately $30-$55 million, resulting in a funded status that meets Central Hudson’s objective.  The actual contributions could vary significantly based upon economic growth, projected investment returns, inflation, and interest rate assumptions.  Actual funded status could vary significantly based on asset returns and changes in the discount rate used to estimate the present value of future obligations.

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

The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central Hudson’s franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed seven of these sites on the New York State Environmental Site Remediation Database.  A number of the sites are now owned by third parties and have been redeveloped for other uses.  The DEC has recently begun inquiries regarding a ninth site.  The status of the sites is as follows:

Site		Status
#1	Beacon, NY	Interim Remediation work complete. Final Report Approved by the DEC. Awaiting Decision Document from the DEC and an environmental easement from the property owner.
#2	Newburgh, NY
Remediation complete in one area under the terms of the DEC-approved plan.  The final Construction Completion Report on this area has been filed with the DEC.  For the remaining areas, remediation began in the 4th quarter of 2009.

#3	Laurel Street Poughkeepsie, NY	Remediation work is complete. Preparing Final Report and post-remediation Site Management Plan. Additional monitoring/recovery wells requested by the DEC will be completed in the 1st quarter of 2010.
#4	North Water Street Poughkeepsie, NY
Additional land and river investigations have been requested by the DEC.  A work plan for this investigation work was submitted to the DEC on January 7, 2010.  In 2009, visible oil sheens associated with this site occurred in the Hudson River.  The DEC has not notified Central Hudson regarding any investigation or remediation related to these oil sheens.

#5	Kingston, NY
Brownfield Cleanup Agreement was executed and the Citizen Participation Plan (“CPP”) was submitted to the DEC.  Additional land and river investigations have been approved by the DEC.  This additional land and river investigation work will begin in 2010.

#6	Catskill, NY	Site investigation continues under the DEC-approved Brownfield Cleanup Agreement. Access agreements for additional investigation work have been executed and the work began on October 5, 2009.
#7	Saugerties, NY	This site has been removed from the DEC listing of sites in which Central Hudson has remedial responsibility.
#8	Bayeaux Street Poughkeepsie, NY	Central Hudson does not believe it has any further liability for this site.
#9	Broad Street Newburgh, NY
The DEC has recently made inquiries about this additional site.  Central Hudson does not believe it has any liability for this site and has responded to the DEC on June 22, 2009 confirming this position.

In the second quarter of 2008, Central Hudson updated the estimate of potential remediation and future operating, maintenance and monitoring costs for sites # 2, 3, 4, 5 and 6 indicating that the total cost for the five sites could exceed $165 million over the next 30 years.  The estimates for sites # 2 and 3 are currently based on the actual completed or contracted remediation costs.  However, these estimates are subject to change based on the current investigations, final remedial design (and associated engineering estimates), DEC and New York State Department of Health (“NYSDOH”) comments and requests, remedial design changes/negotiations and changed or unforeseen conditions during the remediation or additional requirements following the remediation.  The estimates for sites # 4, 5 and 6 were based on partially completed remedial investigations and current DEC and NYSDOH preferences related to site remediation, and are considered conceptual and preliminary.  The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State.  This cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval.  Further, the updated estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

Prior to 2009, Central Hudson recorded a $24.7 million estimated liability for sites # 2 and 3 based on estimates of remediation costs for the proposed clean-up plans.  As of December 31, 2009, $18.6 million of this recorded estimated liability has not been spent; $15.9 million of this recorded estimated liability is expected to be spent over the next twelve months.

No amounts have been recorded in connection with the physical remediation of sites # 4, 5 and 6, for which Central Hudson has developed estimated future costs based on conceptual and preliminary plans.  Absent DEC-approved remediation plans, management cannot reasonably estimate what cost, if any, will actually be incurred.  The portion of the $165 million referenced above that is related to these three sites is approximately $121 million.  Prior to 2009, Central Hudson had recorded a $1.5 million estimated liability in connection with estimated costs for preliminary investigations, site testing and development of remediation plans for sites # 4, 5 and 6 through 2010.  Based on the latest forecast of activities at these sites, this estimated liability has been increased in 2009 to $1.7 million.  As of December 31, 2009, none of this recorded estimated liability has been spent; $1.1 million of this recorded estimated liability is expected to be spent over the next twelve months.  This estimated amount may change in the future as additional information is obtained regarding the results of site-testing, the scope of site investigation plans approved by the DEC and NYSDOH, and the evolving development of new technologies.  Central Hudson cannot predict the results of site testing, the nature, timing or extent of comments from the DEC and NYSDOH, or changes in technology.  The impact of these uncertainties on the estimate cannot be determined.

With regard to sites # 7, 8 and 9, Central Hudson does not have sufficient information to estimate its potential remediation cost if any; as previously stated, Central Hudson believes that it has no liability for these sites.

Pursuant to the 2006 Rate Order, Central Hudson is permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.  Central Hudson spent $5.9 million in the twelve months ended December 31, 2009 related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  Based on the 2006 Rate Order, on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation and Remediation Costs.  The 2009 Rate Order provided for an increase in this rate allowance to an amount of $2.8 million during the July 2009 through June 2010 rate year.  Additionally, the 2009 Rate Order authorized recovery of amounts spent over the rate allowance from the net electric regulatory liability balance and authorizes continued deferral for all other MGP site remediation expenditures.  The total MGP Site Investigation and Remediation costs recovered from July 1, 2007 through December 31, 2009 was approximately $6.1 million, with $3.6 million recovered in 2009.

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

In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York.  In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA.  In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling.  Central Hudson believes that it has fulfilled its obligations under the VCA and should receive the release provided for in the VCA, but DEC has proposed that additional ground water work be done to address groundwater sampling results that showed the presence of certain contaminants at levels exceeding DEC criteria.  Central Hudson believes that such work is not necessary and has completed a soil vapor intrusion study showing that indoor air at the facility met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards and in addition, in 2008, it also installed an indoor air vapor mitigation system (that continues to operate).  At this time Central Hudson does not have sufficient information to estimate the need for additional remediation or potential remediation costs.  Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.  Central Hudson cannot predict the outcome of this matter.

➢	Newburgh Consolidated Iron Works

In 2001, Central Hudson was served by USEPA with a Request For Information pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) regarding shipments of scrap or waste materials that Central Hudson may have made to Consolidated Iron and Metal Co., Inc. (“Consolidated Iron”), a Superfund site located in Newburgh, New York.  In December 2008 Central Hudson entered into a settlement agreement with the Joint Defense Group (“JDG”) and joined as a party to the consent decree. The consent decree has now been signed and entered by the court.  Central Hudson does not anticipate any further activity on this matter.

➢	Asbestos Litigation

Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,319 asbestos lawsuits commenced in New York State and federal courts.  The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants.  The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at two formerly owned electric generating plants; the Roseton Electric Generating Plant and the Danskammer Point Steam Electric Generating Station.

As of December 31, 2009, of the 3,319 asbestos cases brought against Central Hudson, 1,188 remain pending.  Of the cases no longer pending against Central Hudson, 1,979 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 152 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases.  Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the twelve months ended December 31, 2009, Griffith spent $0.1 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith has a reserve for environmental remediation which is $3.5 million as of December 31, 2009, of which $0.4 million is expected to be spent in the next twelve months.

As part of the divestiture of operations in certain geographic locations, Griffith provided an indemnification of $5.7 million to the purchaser for any claims, losses, expenses, or legal proceedings arising out of or resulting from any inaccuracy of representation, non-fulfillment of covenants, breach of warranty, environmental remediation, certain expenses incurred for the repair of buildings and vehicles, or events prior to the date of divestiture.  Of this indemnification, the Company has reserved $2.6 million specifically for environmental remediation costs.  Excluding environmental remediation costs, the indemnification is subject to a $0.8 million deductible.  Such claims could include, but not be limited to, certain truck repairs incurred up to 60 days from the date of divestiture, certain building repairs, and product warranty claims.  Management believes that no payment will be required as a result of the indemnification beyond the environmental reserve of $2.6 million.

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

NOTE 13 - SEGMENTS AND RELATED INFORMATION

CH Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith.  Other activities of CH Energy Group, which do not constitute a business segment include the investment, financing, and business development activities of CH Energy Group and the renewable energy and investment activities of CHEC, including its ownership interests in ethanol, wind, landfill gas and biomass energy projects and are reported under the heading “Other Businesses and Investments.”

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

Griffith is engaged in fuel distribution including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, and Washington, D.C.  Management regularly reviews Griffith’s operating results as a standalone component of CH Energy Group and assesses its performance as a basis for allocating resources.

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

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2009
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$536,170	$174,137	$211,229		$10,053	$-		$931,589
Intersegment revenues	12	308	-		-	(320)		-
Total revenues	536,182	174,445	211,229		10,053	(320)		931,589
Depreciation and amortization	25,269	6,825	4,488		1,121	-		37,703
Operating income	60,289	16,049	5,587		(1,526)	-		80,399
Interest and investment income	3,303	1,727	15		4,996	(4,117)	(1)	5,924
Interest charges	19,806	5,079	2,405		2,623	(4,117)	(1)	25,796
Earnings before income taxes	41,703	12,215	3,456		(2,555)	-		54,819
Income tax expense	15,743	5,399	1,332		(2,082)	-		20,392
Net income attributable to CH Energy Group	25,217	6,589	11,975	(3)	(297)	-		43,484
Segment assets at December 31	1,132,341	353,259	103,915		109,930	(1,562)	(2)	1,697,883
Goodwill	-	-	35,651		-	-		35,651
Capital expenditures	78,585	18,255	1,920		5,192	-		103,952

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling owner's interest of $1,385 related to Lyonsdale.
(3)	Includes income from discontinued operations of $9,777.

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2008
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$608,161	$189,546	$330,204		$11,290	$-		$1,139,201
Intersegment revenues	16	323	-		-	(339)		-
Total revenues	608,177	189,869	330,204		11,290	(339)		1,139,201
Depreciation and amortization	23,592	6,220	4,609		837	-		35,258
Operating income	53,396	13,948	3,655		(47)	-		70,952
Interest and investment income	1,605	1,566	82		5,929	(4,515)	(1)	4,667
Interest charges	19,975	5,451	2,890		491	(4,515)	(1)	24,292
Earnings before income taxes	36,056	10,455	1,138		4,274	-		51,923
Income tax expense	14,334	4,939	515		(474)	-		19,314
Net income attributable to CH Energy Group	20,977	5,291	4,169	(3)	4,644	-		35,081
Segment assets at December 31	1,106,505	385,691	190,464		47,494	29	(2)	1,730,183
Goodwill	-	-	67,455		-	-		67,455
Capital expenditures	58,827	19,503	2,706		2,562	-		83,598

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling owner's interest of $1,449 related to Lyonsdale.
(3)	Includes income from discontinued operations of $3,449.

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2007
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$616,839	$165,449	$287,763		$8,716	$-		$1,078,767
Intersegment revenues	15	301	-		-	(316)		-
Total revenues	616,854	165,750	287,763		8,716	(316)		1,078,767
Depreciation and amortization	22,251	6,148	4,694		809	-		33,902
Operating income	57,135	14,271	5,065		(812)	-		75,659
Interest and investment income	3,770	1,973	115		7,082	(4,534)	(1)	8,406
Interest charges	17,535	5,372	2,901		443	(4,534)	(1)	21,717
Earnings before income taxes	42,898	10,864	2,752		6,450	-		62,964
Income tax expense	16,018	4,308	1,067		(433)	-		20,960
Net income attributable to CH Energy Group	26,141	6,325	3,166	(3)	7,004	-		42,636
Segment assets at December 31	926,223	326,471	197,425		44,655	(26)	(2)	1,494,748
Goodwill	-	-	63,433		-	-		63,433
Capital expenditures	65,548	17,215	2,253		1,060	-		86,076
(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling owner's interest of $1,345 related to Lyonsdale.
(3)	Includes income from discontinued operations of $2,053.

Central Hudson Segment Disclosure
(In Thousands)

	Year Ended December 31, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$536,170	$174,137	$-	$710,307
Intersegment revenues	12	308	(320)	-
Total revenues	536,182	174,445	(320)	710,307
Depreciation and amortization	25,269	6,825	-	32,094
Operating income	60,289	16,049	-	76,338
Interest and investment income	3,303	1,727	-	5,030
Interest charges	19,806	5,079	-	24,885
Income tax expense	15,743	5,399	-	21,142
Income available for common stock	25,217	6,589	-	31,806
Segment assets at December 31	1,132,341	353,259	-	1,485,600
Capital expenditures	78,585	18,255	-	96,840

Central Hudson Segment Disclosure
(In Thousands)

	Year Ended December 31, 2008
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$608,161	$189,546	$-	$797,707
Intersegment revenues	16	323	(339)	-
Total revenues	608,177	189,869	(339)	797,707
Depreciation and amortization	23,592	6,220	-	29,812
Operating income	53,396	13,948	-	67,344
Interest and investment income	1,605	1,566	-	3,171
Interest charges	19,975	5,451	-	25,426
Income tax expense	14,334	4,939	-	19,273
Income available for common stock	20,977	5,291	-	26,268
Segment assets at December 31	1,106,505	385,691	-	1,492,196
Capital expenditures	58,827	19,503	-	78,330

Central Hudson Segment Disclosure
(In Thousands)

	Year Ended December 31, 2007
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$616,839	$165,449	$-	$782,288
Intersegment revenues	15	301	(316)	-
Total revenues	616,854	165,750	(316)	782,288
Depreciation and amortization	22,251	6,148	-	28,399
Operating income	57,135	14,271	-	71,406
Interest and investment income	3,770	1,973	-	5,743
Interest charges	17,535	5,372	-	22,907
Income tax expense	16,018	4,308	-	20,326
Income available for common stock	26,141	6,325	-	32,466
Segment assets at December 31	926,223	326,471	-	1,252,694
Capital expenditures	65,548	17,215	-	82,763

NOTE 14 -	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Purpose of Derivatives

CH Energy Group and its subsidiaries enter into derivative contracts in conjunction with the Company’s energy risk management program to hedge certain risk exposure related to its business operations.  The derivative contracts are typically either exchange-traded or over-the-counter (“OTC”) instruments.  The primary risks the Company seeks to manage by using derivative instruments are interest rate risk and commodity price risk.  Central Hudson uses derivative contracts to hedge exposure to volatility in the prices of natural gas and electricity and to hedge exposure to volatility in interest rates for its variable rate long-term debt.  Griffith uses derivative instruments to hedge volatility in the price of heating oil purchased for delivery to its customers.  All hedging transactions are associated with commodity purchases and are not used for speculative purposes.  CH Energy Group and its subsidiaries cash flow hedging programs are as follows:

•
Interest rate caps are used to hedge interest rate risks and to improve the matching of assets and liabilities.  An interest rate cap is an interest rate option agreement in which payments are made by the seller of the option when the reference rate exceeds the specified strike rate (or the set rate at which the option contract can be exercised).  The purpose of these agreements is to hedge against rising interest rates while still having the ability to take advantage of falling interest rates by putting a “cap” on the interest rate Central Hudson pays on debt for which such caps are purchased.

•
Natural gas futures are used to hedge natural gas purchases.  A natural gas futures contract is a standardized contract to buy or sell a specified commodity (natural gas) of standardized quality at a certain date in the future, at a market determined price (the futures price).  Central Hudson’s reason for purchasing these contracts is to hedge against the risk of price fluctuations related to natural gas and to reduce the impact of volatility in the commodity markets on its customers.

•
Natural gas swaps and contracts for differences (electricity swaps) are used to hedge natural gas and electricity purchases.  A swap contract or a contract for difference is the exchange of two payment streams between two counterparties where the cash flows are dependant on the price of the underlying commodity.  One party’s payment stream is based on a fixed price and the other party’s payment stream is based on a floating (market) price.  The purpose of these types of contracts is to hedge against the risk of price fluctuations related to purchasing natural gas and electricity supplies for Central Hudson’s customers.  In an effort to moderate volatility by locking in prices, Central Hudson always takes the fixed side of the transaction, agreeing to pay the counterparty a fixed payment stream.  In return, Central Hudson receives payments based on the market price for the commodity involved.

At December 31, 2009, Central Hudson had open derivative contracts to hedge natural gas prices during January 2010 - March 2010, covering approximately 40.4% of Central Hudson's projected total natural gas supply requirements during this period.  In 2009, derivative transactions were used to economically hedge 37.4% of Central Hudson’s total natural gas supply requirements as compared to 34.6% in 2008.

Additionally, Central Hudson had open derivative contracts at December 31, 2009 to hedge the price of approximately 20.9%, 21.6% and 22.1% of its projected electricity requirements in each of the years 2010, 2011, and 2012, respectively.  In 2009, Central Hudson economically hedged approximately 24.8% of its total electricity supply requirements with OTC derivative contracts as compared to 8.1% in 2008.

•
Option contracts on heating oil are used to establish ceiling prices to limit Griffith’s exposure to changes in heating oil prices for forecasted heating oil supply requirements for capped price programs that are not hedged by firm purchase commitments.  An option contract is the right, but not the obligation, to buy (for a call option) or sell (for a put option) a specific amount of the given commodity, at a specified price (the strike price) during a specified period of time.

At December 31, 2009, Griffith had open OTC call option positions covering approximately 1.0% of its anticipated fuel oil supply requirements for the period January 2010 – April 2010.  The percentage of anticipated fuel oil supply requirements that were hedged at December 31, 2008, for the period January 2009 through June 2009 was 4.3%.  In 2009, derivative instruments were used to hedge 3.6% of total fuel oil requirements as compared to 5.2% in 2008.

•
Weather derivative contracts are used to limit the effect on earnings of significant variances in weather conditions from normal patterns.  Weather derivatives are financial instruments that can be used as part of a risk management strategy to reduce risk associated with adverse or unexpected weather conditions.  The difference from other derivatives is that the underlying asset (rain/temperature/snow) has no direct value to price the weather derivative.

Accounting for Derivatives

Current accounting guidance for derivative instruments and hedging activities (ASC 815) requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet with the corresponding unrealized gains or losses recognized in earnings.  The guidance notes that the change in the fair value of the derivative is allocated, in accordance with the hedge documentation, into three possible components: the “effective portion,” the “ineffective portion,” and “the excluded portion.”  Changes in the ineffective and excluded portions are always recognized immediately in earnings, regardless of the type of hedging relationship.  The guidance permits the deferral of the effective portion of unrealized gains and losses on derivatives that are properly designated as hedges.

Central Hudson has been authorized to fully recover risk management costs as a component for its natural gas and electricity cost adjustment charge clauses.  Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers.  These costs include transaction costs, and gains and losses associated with risk management instruments."  The related gains and losses associated with Central Hudson’s derivatives are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses, and are not designated as hedges.

Griffith purchases call option contracts to establish ceiling prices to limit its earnings cash flow exposure to changes in commodity prices for meeting its heating oil supply requirements for capped price programs that are not hedged by firm purchase commitments.  The change in fair value of the options is included in the cost of sales as the hedged transactions occur.

On December 11, 2009, Griffith completed the sale of operations in certain geographic locations, which serviced approximately 45,000 customers.  On that date, Griffith held 38 call option contracts that were purchased to mitigate the price risk on forecasted purchases of heating oil relating to fixed cap price customers within the Northeast territory during the 2009-2010 heating season.  Prior to this sale, all of Griffith’s call option contracts were designated at inception and accounted for as cash flow hedges. Griffith has removed the designation of the cash flow hedge on these 38 option contracts as the underlying transactions (i.e. the purchase of heating oil for these customers) will no longer occur at Griffith and therefore Griffith is no longer exposed to the price risk associated with these transactions.  The effective date of this de-designation is October 1, 2009 for those contracts entered into prior to that date.  Any contracts that were purchased on or after October 1, 2009, were designated at inception as derivatives not accounted for as hedges.  Current accounting guidance specific to removing the designation of a hedge (ASC 815-30-40) requires that Griffith discontinue the hedge accounting treatment prospectively for the 38 call options once it removes the designation of the cash flow hedge and retain the net unrealized gain or loss associated with these contracts in accumulated other comprehensive income until the contract settles.

Additionally, on December 11, 2009, Griffith entered into a new derivative financial instrument with the purchaser of operations in select geographic locations.  Griffith agreed to pay the counterparty an amount equal to the economic benefit realized upon the settlement of the 38 call option contracts discussed above and recorded a liability on December 11, 2009, equal to the fair value of these underlying contracts.  This liability will be recorded at fair value each reporting period and the change in fair value will be recognized in the income statement.  This change in fair value of the liability instrument will offset the change in the fair value of the 38 underlying option contracts in an asset position, resulting in no net impact on Griffith’s earnings.

As of December 31, 2009, in addition to the 38 contracts noted above, Griffith held 5 other call option contracts that were initially designated and accounted for as cash flow hedges.  Effective October 1, 2009, Griffith has also removed the designation of the cash flow hedge on these remaining 5 option contracts, as it is Management’s position that it is no longer cost effective to perform on-going effectiveness tests and documentation to comply with current accounting guidance for derivative instruments and hedging activities (ASC 815), based on the immateriality of these remaining contracts.  In accordance with current accounting guidance specific to removing the designation of a hedge (ASC 815-30-40), Griffith will prospectively discontinue the hedge accounting treatment for these 5 call options and the net unrealized gain or loss associated with these contracts will remain in accumulated other comprehensive income until the contract settles.

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract).  The market risk of the derivatives generally offset the market risk associated with the hedged commodity.  For more information regarding considerations of credit risk in determining the fair value of derivative contracts, see Note 15 – “Fair Value Measurements.”

The majority of Central Hudson and Griffith’s derivative instruments contain provisions that require the company to maintain specified issuer credit ratings and financial strength ratings.  Should the company’s ratings fall below these specified levels, it would be in violation of the provisions, and the derivatives’ counterparties could terminate the contracts and request immediate payment.

To help limit the credit exposure of their derivatives, Central Hudson and Griffith enter into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Central Hudson and Griffith both hold contracts for derivative instruments under master netting agreements.  Of the fifteen total agreements held by both companies, eleven contain credit-risk related contingent features.  As of December 31, 2009, there were 37 open derivative contracts under these eleven master netting agreements containing credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on December 31, 2009 if the contingent features were triggered, are described below.

Contingent Contracts
(Dollars In Thousands)

	As of December 31, 2009
Triggering Event	# of Contracts Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)

Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	6	$(381)	$(381)
Credit Rating Downgrade (to below BBB-)	2	1	1
Adequate Assurance(1)	1	(3,069)	(3,069)
Total Central Hudson	9	(3,449)	(3,449)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	10	172	172
Adequate Assurance(1)	18	176	176
Total Griffith	28	348	348

Total CH Energy Group	37	$(3,101)	$(3,101)

(1)
If the counterparty has reasonable grounds to believe CHG&E's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group has elected gross presentation for its derivative contracts under master netting agreements.  On December 31, 2009, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives under any of these agreements.  If collateral were posted, CH Energy Group’s policy is to also report the collateral positions on a gross basis.

The fair value of CH Energy Group’s and Central Hudson’s derivative instruments and their location in the respective Balance Sheets are described below, followed by a description of their effect on the respective Statements of Income.  For additional information regarding Central Hudson’s physical hedges, see the discussion following the caption “Electricity Purchase Commitments” in Note 12 - “Commitments and Contingencies.”  For additional information regarding the fair value of Central Hudson’s and Griffith’s outstanding derivative contracts, see Note 15 – “Fair Value Measurements.”

Gross Fair Value of Derivative Instruments
(In Thousands)

	December 31, 2009	December 31, 2008
Derivatives in an Asset Position:
Not Designated as Hedging Instruments:(1)
Central Hudson electricity swap contracts	$314	$-
Central Hudson natural gas swap contracts	79	-
Central Hudson interest rate cap contract	-	-
Total Central Hudson Derivatives in an Asset Position	393	-

Griffith heating oil call option contracts	348	-

Total CH Energy Group Derivatives in Asset Position	$741	$-

Derivatives in a Liability Position:
Not Designated as Hedging Instruments:(1)
Central Hudson electricity swap contracts	$(12,297)	$(5,538)
Central Hudson natural gas swap contracts	(1,256)	(10,221)
Total Central Hudson Derivatives in a Liability Position	(13,553)	(15,759)

Griffith other derivative financial instrument	(284)	-

Total CH Energy Group Derivatives in Liability Position	$(13,837)	$(15,759)

(1)	See discussion following tables for additional information regarding regulatory treatment of gains and losses on Central Hudson's derivative contracts.

The Effect of Derivative Instruments on the Statements of Income
(In Thousands)

CH Energy Group
Designated as Hedging Instruments:

Cash Flow Hedge Derivative Instruments	Amount of Gain/(Loss) Recognized in OCI on Derivative		Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income
	Year Ended		Year Ended
	December 31,		December 31,
	2009	2008	2009	2008
Griffith heating oil call option contracts	$(10)	$477	$44	$(1,208)	Purchased petroleum
Total	$(10)	$477	$44	$(1,208)

For the years ended December 31, 2009 and 2008, the amount of loss recognized in income for Griffith heating oil call option contracts designated as hedging instruments was $0.3 million and $0.7 million, respectively.  The loss reclassified from Accumulated OCI into income for Griffith's heating oil call option contracts for all periods presented is located in purchased petroleum.

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as Increase/(Decrease) in the Income Statement		Location of Gain/(Loss)
	Year Ended December 31,
	2009	2008
Central Hudson electricity swap contracts	$(26,018)	$(6,553)	Regulatory asset(1)
Central Hudson natural gas swap contracts	(13,758)	(6,500)	Regulatory asset(1)
Central Hudson interest rate cap contract	-	-	Regulatory asset(1)
Griffith heating oil call option contracts	54	-	Purchased petroleum
Griffith other derivative financial instrument	(73)	-	Purchased petroleum
Total	$(39,795)	$(13,053)

Central Hudson
Designated as Hedging Instruments:
None

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as Increase/(Decrease) in Purchased Electric and Purchased Natural Gas		Location of Gain/(Loss)
	Year Ended December 31,
	2009	2008
Electricity swap contracts	$(26,018)	$(6,553)	Regulatory asset(1)
Natural gas swap contracts	(13,758)	(6,500)	Regulatory asset(1)
Interest rate cap contract	-	-	Regulatory asset(1)
Total	$(39,776)	$(13,053)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

Central Hudson recorded actual net losses of $39.8 million on such hedging activities for the year ended December 31, 2009, as compared to net losses of $13.1 million in the same period in 2008.

In the years ended December 31, 2009 and 2008, Griffith’s call options were effective with immaterial gains or losses from ineffectiveness.  The assessment of hedge effectiveness for these hedges excludes the change in the fair value of the premium paid for these derivative instruments.  The total fair value of open derivative instruments at December 31, 2009 was approximately $0.1 million.  The total fair value at December 31, 2008 was less than $0.1 million.  These amounts were recorded in each period as part of the cost or price of the related commodity transactions.  The fair values of call options are determined based on the market value of the underlying commodity.  The total net loss including premium expense was $0.3 million in the year ended December 31, 2009.  Unrealized losses expected to be reclassified into earnings over the next twelve months are not material.  A total net gain including premium expense of $0.7 million was recorded in the year ended December 31, 2008.

In addition to the above, Griffith uses weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns, if such contracts can be obtained on reasonable terms.  Weather derivative contracts are accounted for in accordance with guidance specific to accounting for weather derivatives (ASC 815-45).  In the year ended December 31, 2009, Griffith made a settlement payment of $0.2 million to a counterparty.  In the year ended December 31, 2008, Griffith did not make or receive settlement payments to or from counterparties.

NOTE 15 - FAIR VALUE MEASUREMENTS

Assets and Liabilities Recorded at Fair Value

Current accounting guidance related to fair value measurements (ASC 820) establishes a fair value hierarchy to prioritize the inputs used in valuation techniques based on observable and unobservable data, but not the valuation techniques themselves.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or a liability.  Classification of inputs is determined based on the lowest level input that is significant to the overall valuation.  The fair value hierarchy prioritizes the inputs to valuation techniques into the three categories described below:

•	Level 1 Inputs: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2 Inputs:  Directly or indirectly observable (market-based) information.  This includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3 Inputs: Unobservable inputs for the asset or liability for which there is either no market data, or for which asset and liability values are not correlated with market value.

On December 31, 2009, CH Energy Group reported one major category of assets and liabilities at fair value; derivative contracts.  Derivative contracts are measured on a recurring basis.  The fair value of CH Energy Group's reportable assets and liabilities at December 31, 2009 and December 31, 2008 by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009
Assets
Derivative Contracts:
Central Hudson - electric	$314	$-	$-	$314
Central Hudson - natural gas	79	79	-	-
Griffith - heating oil	348	348	-	-
Central Hudson - interest rate cap	-	-	-	-
Total Assets	$741	$427	$-	$314

Liabilities
Derivative Contracts:
Central Hudson - electric	$(12,297)	$-	$-	$(12,297)
Central Hudson - natural gas	(1,256)	(1,256)	-	-
Griffith - other derivative financial instrument	(284)	-	(284)	-
Total Liabilities	$(13,837)	$(1,256)	$(284)	$(12,297)

As of December 31, 2008
Liabilities
Derivative Contracts:
Central Hudson - electric	$(5,538)	$-	$-	$(5,538)
Central Hudson - natural gas	(10,221)	(10,221)	-	-
Central Hudson - interest rate cap	-	-	-	-
Total Liabilities	$(15,759)	$(10,221)	$-	$(5,538)

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Year Ended
	December 31, 2009	December 31, 2008
Balance at Beginning of Period	$(5,538)	$77
Unrealized gains/(losses)	(6,445)	(5,615)
Realized losses	(26,018)	(6,553)
Purchases, issuances, sales and settlements	26,018	6,553
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(11,983)	$(5,538)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

Derivative Contracts - CH Energy Group’s derivative contracts are typically either exchange-traded or over-the-counter (“OTC”) instruments.  Exchange-traded and OTC derivatives are valued based on listed market prices.  On December 31, 2009, Central Hudson’s derivative contracts were comprised of swap contracts for electricity and natural gas.  Electric swap contracts are valued using the New York Independent System Operator (“NYISO”) Swap Futures Closing Price as posted on NYMEX Clearport and have been classified as Level 3 assets in the fair value hierarchy, since Clearport uses unobservable inputs in its determination of the futures closing price.  Management believes these prices approximate fair value for these instruments.  Natural gas swap contracts are valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price for Tennessee, Columbia and Dawn pipeline locations, and have been classified within Level 1 of the fair value hierarchy.  For natural gas swap contracts valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price, the latter component is immaterial.  As of December 31, 2009, 10 of Central Hudson’s open derivative contracts were in a liability position totaling $13.6 million while 8 contracts were in an asset position totaling $0.4 million.  The credit risk considered in the fair value assessment of contracts in a liability position is that associated with Central Hudson.  Based on Central Hudson’s current senior unsecured debt ratings by Moody’s, S&P and Fitch, Management has concluded that the credit risk associated with Central Hudson’s non-performance related to these instruments is not significant, and therefore, no adjustment was made to the fair value.  For those contracts in an asset position, Management believes the credit risk of non-performance by counterparties is not significant due to the fact that Central Hudson utilizes multiple counterparties, all of which have ratings by Moody’s, S&P and Fitch, which denote expectations of a low default risk.  Additionally, unrealized gains and losses on Central Hudson’s derivative contracts have no impact on earnings.  Therefore, no adjustment related to credit risk has been made to the fair value of contracts in an asset position.  Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with no material impact on cash flows, results of operations or liquidity.  Realized gains and losses on Central Hudson’s Level 3 energy derivative assets are reported as part of purchased electricity and fuel used in electric generation in Central Hudson’s Consolidated Statement of Income as the corresponding amounts are either recovered from or returned to customers through electric cost adjustment clauses in revenues.

Griffith has open call options purchased from two counterparties that were in an asset position on December 31, 2009 totaling $0.3 million, while its other derivative financial instrument was in a liability position totaling $0.3 million.  Based on the credit ratings by Moody’s, S&P and Fitch of the two counterparties, Management has concluded that the credit risk associated with the counterparties’ non-performance on call options in an asset position is not significant and no adjustment was made to fair value.  Griffith’s other derivative financial instrument resulted from a contractual obligation entered into as a result of the sale of operations in select geographic locations on December 11, 2009.  The adjustment to fair value from credit risk associated with Griffith’s non-performance on the derivative financial instrument in a liability position is not material at December 31, 2009.

For additional information about CH Energy Group’s derivative contracts, see Note 14 - “Accounting for Derivative Instruments and Hedging Activities.”

Other Fair Value Disclosures

Financial instruments are recorded at carrying value in the financial statements, however, the fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments (ASC 825).

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

Notes Receivable:  To estimate the fair value of debt instruments, CH Energy Group performed a discounted cash flow analysis, specifically the Gross Yield Method (“GYM”).  The GYM discounts the contractual cash flows at an estimated market or risk-adjusted yield.  The cash flows from the note receivable include the estimated quarterly payments based on the contractual cash coupon payment and payment-in-kind (“PIK”) feature.  The estimated risk adjusted yield was based on the following: (i) the total contractual coupon payment, (ii) the change in option adjusted spreads (“OAS”) between the amendment date and year-end, and (iii) a risk adjustment to account for the additional risk due to the PIK feature.  The estimated fair value of the note receivable was calculated as the sum of the present value of all quarterly payments and the final principal repayment.  Based on the assumptions and methodologies described, the fair value of the note receivable as of December 31, 2009 is $10.3 million.  The carrying amount of this note receivable as of December 31, 2009 that is reported in the balance sheet is $10.2 million.

CH Energy Group
Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

December 31, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$941	$37,007	$31,076	$41,650	$237,373	$372,047	$385,527
Estimated Effective Interest Rate	4.38%	6.86%	6.71%	6.92%	6.02%	5.94%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
				Total Debt Outstanding			$487,897	$501,377
				Estimated Effective Interest Rate			4.78%

December 31, 2008
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$20,000	$24,000	$-	$36,000	$30,000	$208,044	$318,044	$296,086
Estimated Effective Interest Rate	6.06%	4.38%	-%	6.71%	6.92%	5.79%	5.91%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						4.10%	4.10%
				Total Debt Outstanding			$433,894	$411,936
				Estimated Effective Interest Rate			5.43%

December 31, 2007
	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate:	$-	$20,000	$24,000	$-	$36,000	$208,042	$288,042	$287,308
Estimated Effective Interest Rate	-%	6.07%	4.38%	-%	6.64%	5.48%	6.30%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						3.69%	3.69%
				Total Debt Outstanding			$403,892	$403,158
				Estimated Effective Interest Rate			5.49%

Central Hudson
Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

December 31, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$-	$36,000	$30,000	$14,000	$218,047	$322,047	$332,908
Estimated Effective Interest Rate	4.38%	-%	6.71%	6.93%	4.81%	5.86%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
				Total Debt Outstanding			$437,897	$448,758
				Estimated Effective Interest Rate			4.56%

December 31, 2008
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$20,000	$24,000	$-	$36,000	$30,000	$208,044	$318,044	$296,086
Estimated Effective Interest Rate	6.06%	4.38%	-%	6.71%	6.92%	5.79%	5.91%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						4.10%	4.10%
				Total Debt Outstanding			$433,894	$411,936
				Estimated Effective Interest Rate			5.43%

December 31, 2007
	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate:	$-	$20,000	$24,000	$-	$36,000	$208,042	$288,042	$287,308
Estimated Effective Interest Rate	-%	6.07%	4.38%	-%	6.64%	5.48%	6.30%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						3.69%	3.69%
				Total Debt Outstanding			$403,892	$403,158
				Estimated Effective Interest Rate			5.49%

NOTE 16 - SUBSEQUENT EVENTS

CH Energy Group has performed an evaluation of subsequent events through February 10, 2010, the date the financial statements were issued, and noted one event occurring subsequent to December 31, 2009 and through the date of our evaluation requiring disclosure.  On January 22, 2010, Central Hudson contributed $30 million to its Retirement Plan.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CH ENERGY GROUP(1)

Selected financial data for each quarterly period within 2009 and 2008 are presented below (In Thousands, except per share data):

	Operating Revenues	Operating Income	Net Income/(Loss) from Continuing Operations	Net Income/(Loss) from Discontinued Operations, Net of Tax	Earnings Per Average Share of Common Stock (Diluted) Outstanding
Quarter Ended:

2009
March 31	$322,096	$36,900	$18,955	$4,376	$1.46
June 30	178,619	4,064	(988)	(384)	(0.09)
September 30	195,947	17,651	6,633	(991)	0.34
December 31	234,927	21,784	9,827	6,850	1.03

2008
March 31	$334,079	$31,857	$17,545	$2,082	$1.22
June 30	273,045	9,036	2,772	(882)	0.11
September 30	270,371	10,944	4,323	(1,127)	0.18
December 31	261,706	19,115	7,969	3,472	0.71

(1)	Amounts differ from those previously reported as a result of the presentation of discontinued operations due to meeting certain criteria requiring this presentation in the fourth quarter 2009.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CENTRAL HUDSON

Selected financial data for each quarterly period within 2009 and 2008 are presented below (In Thousands):

	Operating Revenues	Operating Income	Income Available for Common Stock
Quarter Ended:

2009
March 31	$246,876	$27,231	$12,351
June 30	139,653	7,368	975
September 30	154,928	20,920	8,629
December 31	168,850	20,819	9,851

2008
March 31	$220,033	$24,710	$11,505
June 30	190,119	11,680	3,949
September 30	200,774	15,691	5,885
December 31	186,781	15,263	4,929

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

STATEMENT OF INCOME
(In Thousands, except per share amounts)
	Year Ended December 31,
	2009	2008	2007
Business development costs	$(2,012)	$(1,589)	$(1,451)
Interest income	4,131	4,543	6,045
Other income (deductions)	(2,380)	(185)	(93)
Income before equity in earnings of subsidiaries and income taxes	(261)	2,769	4,501
Equity in earnings of subsidiaries	44,298	32,859	38,275
Income before income taxes	44,037	35,628	42,776
Income taxes	553	547	140

Net Income	$43,484	$35,081	$42,636

Common Stock:
Average shares outstanding
Basic	15,775	15,768	15,762
Diluted	15,881	15,805	15,779

Earnings per share
Basic	$2.76	$2.22	$2.70
Diluted	$2.74	$2.22	$2.70

Dividends declared per share	$2.16	$2.16	$2.16

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net income	$43,484	$35,081	$42,636
Equity in earnings of subsidiary companies	(45,092)	(32,859)	(38,275)
Changes in current assets and liabilities:
Cash dividends received from subsidiaries	5,000	3,250	18,500
Accrued taxes	(493)	3,001	(2,999)
Other - net	220	378	539
Net cash flows provided by operating activities	3,119	8,851	20,401

Investing Activities:
Investment in subsidiaries	30,950	29,854	(40,060)
Purchase of short-term investments	-	-	(69,293)
Proceeds from issuance of long-term debt	50,000	-	-
Proceeds from sale of short-term investments	-	3,545	108,359
Net cash flows provided by/(used in) investing activities	80,950	33,399	(994)

Financing Activities:
Cash dividends on common shares	(34,107)	(34,081)	(34,046)
Net cash flows used in financing activities	(34,107)	(34,081)	(34,046)

Net change in cash and cash equivalents	49,962	8,169	(14,639)

Cash and cash equivalents - beginning of the year	11,329	3,160	17,799
Cash and cash equivalents - end of the year	$61,291	$11,329	$3,160

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

BALANCE SHEET
(In Thousands)
	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$61,291	$11,329
Prepaid income tax	1,863	-
Prepayments	808	266
Accounts receivable from subsidiaries	362	775
Other	26	13
Total Current Assets	64,350	12,383

Other Assets
Investments in subsidiaries	528,743	520,150
Total Other Assets	528,743	520,150

Total Assets	$593,093	$532,533

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock	$1,686	$1,686
Paid-in capital	350,483	350,873
Retained earnings	225,999	216,634
Treasury stock	(44,406)	(45,386)
Accumulated other comprehensive income	184	55
Capital stock expense	(328)	(328)
Total Capitalization	533,618	523,534

Current Liabilities
Dividends payable	8,534	8,523
Accounts payable	511	36
Accrued taxes	-	440
Accrued interest	430	-
Total Current Liabilities	9,475	8,999

Long Term Liabilities
Private Placement Debt	50,000	-
Total Long Term Liabilities	50,000	-

Total Capitalization and Liabilities	$593,093	$532,533

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

CH Energy Group (Parent Company only) has accounted for wholly owned subsidiaries using the equity method.  These financial statements are presented on a condensed basis.  Additional disclosures relating to the parent company financial statements are included under the combined notes to our financial statements under Part II, Item 8, of this report.

SCHEDULE II - RESERVES - CH ENERGY GROUP
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period
YEAR ENDED DECEMBER 31, 2009

Operating Reserves	$5,155	$1,265	$125	$1,789	$4,756

Reserve for Uncollectible Accounts	$8,816	$11,515	$2,453	$15,048	$7,736

YEAR ENDED DECEMBER 31, 2008

Operating Reserves	$5,212	$1,834	$165	$2,056	$5,155

Reserve for Uncollectible Accounts	$4,829	$12,470	$-	$8,483	$8,816

YEAR ENDED DECEMBER 31, 2007

Operating Reserves	$4,906	$1,879	$65	$1,638	$5,212

Reserve for Uncollectible Accounts	$5,761	$5,853	$-	$6,785	$4,829
SCHEDULE II - RESERVES - CENTRAL HUDSON
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period
YEAR ENDED DECEMBER 31, 2009

Operating Reserves	$3,898	$713	$125	$1,233	$3,503

Reserve for Uncollectible Accounts	$4,000	$8,833	$3,327	$10,360	$5,800

YEAR ENDED DECEMBER 31, 2008

Operating Reserves	$4,243	$921	$165	$1,431	$3,898

Reserve for Uncollectible Accounts	$2,761	$7,892	$-	$6,653	$4,000

YEAR ENDED DECEMBER 31, 2007

Operating Reserves	$3,936	$991	$65	$749	$4,243

Reserve for Uncollectible Accounts	$3,800	$4,850	$-	$5,889	$2,761

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A -	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of CH Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K and based on the evaluation, concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Registrants’ controls and procedures are effective.

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

The information on those Directors of CH Energy Group standing for election by shareholders at the Annual Meeting of Shareholders to be held on April 27, 2010, is incorporated by reference to the caption “Election of Directors” in the Proxy Statement.

The information on the executive officers of CH Energy Group required hereunder is incorporated by reference to Item 1 - “Business” of this 10-K Annual Report under the caption “Executive Officers.”

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

Equity-Based Compensation Plan Information

The following table sets forth information concerning CH Energy Group’s compensation plans (including individual compensation arrangements) as of December 31, 2009, under which equity securities of CH Energy Group are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity-based compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	35,980	(1)	$46.27	143,619	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	35,980		$46.27	143,619

(1) This includes only stock options granted under the 2000 Plan.
(2) Pertains to the 2006 Plan only, and excludes 112,210 performance shares and 44,171 restricted shares and share units (including re-invested dividends) granted under the 2006 Plan through December 31, 2009.  Effective April 25, 2006, securities can no longer be issued under the 2000 Plan.

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

The following information is provided for Central Hudson:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP	2009	2008
Audit Fees	$785,969	$758,441
Tax Fees
Includes review of federal and state income tax returns and tax research	10,700	14,200
All Other Fees
Includes software licensing fee for accounting research tool	-	750
TOTAL	$796,669	$773,391

PART IV

ITEM 15 -	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this 10-K Annual Report

1. and 2.  All Financial Statements and Financial Statement Schedules filed as part of this 10-K Annual Report are included in Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report and reference is made thereto.

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
Steven V. Lant
Chairman of the Board,
President and
Chief Executive Officer

Dated: February 10, 2010

CENTRAL HUDSON GAS &
ELECTRIC CORPORATION

	By	/s/ Steven V. Lant
Steven V. Lant
Chairman of the Board and
Chief Executive Officer

Dated: February 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following persons on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

Signature	Title	Date

(a) Principal Executive Officer:

/s/ Steven V. Lant
(Steven V. Lant)	Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation	February 10, 2010

(b) Principal Accounting Officer:

/s/ Kimberly J. Wright
(Kimberly J. Wright)	Vice President - Accounting and Controller of CH Energy Group, Inc.; Controller of Central Hudson Gas & Electric Corporation	February 10, 2010

(c) Principal Financial Officer:

/s/ Christopher M. Capone
(Christopher M. Capone)	Executive Vice President and Chief Financial Officer of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation	February 10, 2010

(d) A majority of Directors of CH Energy Group, Inc.:

Steven V. Lant*, Margarita K. Dilley*, Steven M. Fetter*, Stanley J. Grubel*, Manuel J. Iraola*, E. Michel Kruse*, Edward T.  Tokar*, Jeffrey D. Tranen*, and Ernest R. Verebelyi*, Directors

By	/s/ Steven V. Lant
	(Steven V. Lant)	February 10, 2010

(e) A majority of Directors of Central Hudson Gas & Electric Corporation:

Steven V. Lant*, Christopher M. Capone*, Joseph J. DeVirgilio, Jr.*, and James P. Laurito*, Directors

By	/s/ Steven V. Lant
	(Steven V. Lant)	February 10, 2010

_______________________
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

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference:

Exhibit No.
(Regulation S-K
Item 601
Designation)	Exhibits
_____________	________

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession:

(i)
Certificate of Exchange of Shares of Central Hudson Gas & Electric Corporation, subject corporation, for shares of CH Energy Group, Inc., acquiring corporation, under Section 913 of the Business Corporation Law of the State of New York.  (Incorporated herein by reference to Energy Group's Annual Report, on Form 10-K, for the fiscal year ended December 31, 2000; Exhibit 2(i))

(ii)
Agreement and Plan of Exchange by and between Central Hudson Gas & Electric Corporation and CH Energy Group, Inc. (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K dated December 15, 1999; Exhibit 2.1)

(3)	Articles of Incorporation and Bylaws:

(i)
Restated Certificate of Incorporation of CH Energy Group, Inc. under Section 807 of the Business Corporation Law, filed November 12, 1998.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on November 18, 2009; Exhibit 3(i).1)

(ii)	By-laws of CH Energy Group, Inc. in effect on the date of this Report. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on November 18, 2009; Exhibit 3(ii).1)

(iii)
Composite Restated Certificate of Incorporation of Central Hudson Gas & Electric Corporation, as amended, through October 8, 1993 dated May 2, 2008 (Incorporated herein by reference to Central Hudson’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2008; Exhibit 3(iii)(1)).

(iv)
By-laws of Central Hudson Gas & Electric Corporation in effect on the date of this Report.  (Incorporated herein by reference to Central Hudson’s Current Report on Form 8-K filed on January 5, 2010; Exhibit 3(ii).1)

(4)	Instruments defining the rights of security holders, including indentures (see also Exhibits (3)(i) and (ii) above):

(ii)
1--            Indenture, dated as of April 1, 1992, between Central Hudson and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association) (as successor trustee to Morgan Guaranty Trust Company of New York), as Trustee related to unsecured Medium-Term Notes.

(ii)
2--            Prospectus Supplement dated March 20, 2002 (to Prospectus dated March 14, 2002) relating to $100,000,000 principal amount of Medium-Term Notes, Series D, and the Prospectus Dated March 14, 2002, relating to $100,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424 (b) in connection with Registration Statement No. 33-83542, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

(a)	Pricing Supplement No. 2, dated March 25, 2002, as filed pursuant to Rule 424(b).

(b)	Pricing Supplement No. 3, dated September 17, 2003, as filed pursuant to Rule 424(b).

(c)	Pricing Supplement No. 4, dated February 24, 2004, as filed pursuant to Rule 424(b).

(ii)
3--            Prospectus Supplement dated October 28, 2004 (to Prospectus dated October 22, 2004) relating to $85,000,000 principal amount of Medium-Term Notes, Series E, and the Prospectus dated October 22, 2004, relating to $85,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 333-116286, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

(a)	Pricing Supplement No. 1, dated October 29, 2004, as filed pursuant to Rule 424(b).

(b)	Pricing Supplement No. 2, dated November 2, 2004, as filed pursuant to Rule 424(b).

(c)	Pricing Supplement No. 3, dated November 30, 2005, as filed pursuant to Rule 424(b).

(d)	Pricing Supplement No. 4, dated November 17, 2006, as filed pursuant to Rule 424(b).

(ii)
4--            Prospectus Supplement dated March 20, 2007 (to Prospectus dated December 1, 2006) relating to $140,000,000 principal amount of Medium-Term Notes, Series F, and the Prospectus dated December 1, 2006 relating to $140,000,000 principal amount of Central Hudson’s debt securities attached thereto, as filed on March 20, 2007, pursuant to Rule 424(b) in connection with Registration Statement No. 333-138510, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

(a)	Pricing Supplement No. 1, Dated March 20, 2007 filed on March 21, 2007, pursuant to Rule 424(b).

(b)	Pricing Supplement No. 2, Dated September 14, 2007 filed on September 14, 2007, pursuant to Rule 424(b).

(c)	Pricing Supplement No. 3, Dated November 18, 2008 filed on November 18, 2008, pursuant to Rule 424(b).

(d)	Pricing Supplement No. 4, Dated September 30, 2009 filed on October 1, 2009, pursuant to Rule 424(b).

(ii)
5 –            Note Purchase Agreement, dated as of April 17, 2009, between CH Energy Group and the purchasers of its 6.58% Senior Notes, Series A, due April 17, 2014 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.1)

(ii)
6 –            Guaranty Agreement by Central Hudson Enterprises Corporation dated as of April 17, 2009 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.2)

(ii)
7 –            Supplemental Note Purchase Agreement, dated as of December 15, 2009, between CH Energy Group and the purchasers of its 6.8% Senior Notes, Series B, due December 11, 2025 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed December 16, 2009; Exhibit 10.2)

(ii)
8 --           Central Hudson and another subsidiary of Energy Group have entered into certain other instruments with respect to long-term debt. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of Energy Group and its other subsidiaries or Central Hudson, as the case may be, each on a consolidated basis. Energy Group and Central Hudson agree to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of Central Hudson and such other subsidiary.

(10)	Material contracts:

(i)
1--            General Joint Use Pole Agreement between Central Hudson and the New York Telephone Company effective January 1, 1986 (not including the Administrative and Operating Practices provisions thereof).  (Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)37)

(i)
2--            Amended and Restated Credit Agreement effective as of January 2, 2007 among Central Hudson, certain lenders described therein and JPMorgan Chase Bank, N.A., as arranger and administrative agent.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on December 20, 2006; Exhibit 1)

(i)
3--            Second Amendment with Respect to the Amended and Restated Credit Agreement among Central Hudson, certain lenders described therein and JPMorgan Chase Bank, N.A., as arranger and administrative agent.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on February 6, 2008; Exhibit 10.1)

(i)
4--            Distribution Agreement dated March 19, 2007 between the Company, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and McDonald Investments Inc., as agents.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on March 19, 2007; Exhibit 1)

(i)
5--            Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (Keybank National Association, JP Morgan Chase Bank, N.A., Bank of America, N.A., and HSBC Bank USA) dated February 21, 2008.  (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 26, 2008; Exhibit 10.1)

(i)
6--            Amendment No. 1 to the Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (Keybank National Association, JP Morgan Chase Bank, N.A., Bank of America, N.A., and HSBC Bank USA) dated February 4, 2009.  (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 6, 2009; Exhibit 10.1)

(i)
7--            Promissory Note of Central Hudson Gas & Electric Corporation, dated April 23, 2008, payable to the order of JPMorgan Chase Bank, N.A.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(i)7)

(i)
8 --           Promissory Note of Central Hudson Gas & Electric Corporation, dated February 20, 2008, payable to the order of Bank of America, N.A.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(i)8)

(iii)1
1--            Trust and Agency Agreement, dated December 15, 1999 and effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation's Directors and Executives Deferred Compensation Plan.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; Exhibit (10)(iii)26)

(iii)
2--            Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan Trust Agreement (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 2003; Exhibit (10)(iii)29)

(iii)
3--            Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part One), Effective September 26, 2003.  (Incorporated herein by reference to Energy Group’s Form S-8 filed on October 30, 2003; Exhibit (10)(iii)26)

(iii)
4--            Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan.  (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on June 1, 2006; Exhibit (10)(iii)44)

(iii)
5--            Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part Two), effective as of January 1, 2008, (dated December 31, 2007).  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)31)

(iii)
6--            Amendment and Restatement of Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part One) effective June 22, 2001.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)24)

(iii)
7--            Amendment to Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on December 21, 2005; Exhibit (10)(iii)42)

____________________________
1 Exhibits in Part (iii) of this Section 10 are management contracts and compensatory plans and arangements.

(iii)
8--            Amended and Restated Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part Two) effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)39)

(iii)
9--            Amended and Restated CH Energy Group, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)37)

(iii)
10--          Amendment to CH Energy Group, Inc. Supplemental Executive Retirement Plan. (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; Exhibit (10)(iii)1)

(iii)
11--          Amendment No. 1, effective January 1, 2001, to Energy Group's Long-Term Performance-Based Incentive Plan. (Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001; Exhibit (10)(iii)1)

(iii)
12--          Amendment No. 2, effective January 1, 2002, to Energy Group's Long-Term Performance-Based Incentive Plan.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)20)

(iii)
13--          Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan, dated October 24, 2003, effective as of September 26, 2003.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003; Exhibit (10)(iii)28)

(iii)
14--          Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan effective as of December 31, 2007.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)35)

(iii)
15--          CH Energy Group, Inc. Long-Term Equity Incentive Plan, effective as of April 25, 2006.  (Incorporated herein by reference to Appendix A to Energy Group's proxy statement filed on March 10, 2006; Appendix A)

(iii)
16--          Amendment to CH Energy Group, Inc. Long-Term Equity Incentive Plan effective as of December 31, 2007.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)36)

(iii)	17-- Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on April 28, 2006; Exhibit (10)(iii)43)

(iii)
18--          Amendment to CH Energy Group, Inc. Performance Shares Agreements, effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)41)

(iii)	19-- Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on January 30, 2008; Exhibit 10.1)

(iii)	20-- Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on January 26, 2009; Exhibit 10.1)

(iii)
21--          Form of CH Energy Group, Inc. Restricted Shares Agreement (for employees of Griffith Energy Services, Inc.) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2008; Exhibit (10)(iii)3)

(iii)
22--          Form of CH Energy Group, Inc. Restricted Shares Agreement (for officers of Central Hudson Enterprises Corporation) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008; Exhibit (10)(iii)4)

(iii)
23--          Form of CH Energy Group, Inc. Restricted Stock Unit Agreement (Long-Term Equity Incentive Plan) (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on November 17, 2009; Exhibit 10.1)

(iii)
24--          Amended and Restated Employment Agreement between CH Energy Group, Inc. and the Chief Executive Officer effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)32)

(iii)
25--          Amended and Restated Employment Agreement between CH Energy Group, Inc. and the three most senior executives (after Chief Executive Officer) effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)33)

(iii)
26--          Amended and Restated Employment Agreement between CH Energy Group, Inc. and the other executive officers effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)34)

(iii)
27--          Amended and Restated Employment Agreement between CH Energy Group, Inc. and Griffith Energy Services, Inc. executive effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)42)

(iii)
28--          Employment Agreement between CH Energy Group, Inc. and James P. Laurito, dated as of November 16, 2009. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit (10)(iii)28)

(iii)
29--          Form of Amendment to Employment Agreement with executive officers, effective December 31, 2008.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(iii)28)

(iii)
30--          Employment Agreement, dated October 1, 2009, between CH Energy Group, Inc. and John E. Gould.  (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009; Exhibit (10)(iii)1)

(iii)	31-- Amended and Restated CH Energy Group, Inc. Short-Term Incentive Plan. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on May 27, 2009; Exhibit 10.1)

(iii)
32--          Form of CH Energy Group, Inc. Indemnification Agreement (for officers of CH Energy Group, Inc.) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)1)

(iii)
33--          Form of Central Hudson Gas & Electric Corporation Indemnification Agreement (for officers of Central Hudson Gas & Electric Corporation) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)2)

(iii)
34--          Form of Central Hudson Enterprises Corporation Indemnification Agreement (for officers of Central Hudson Enterprises Corporation) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)3)

(iii)
35--          Agreement, dated as of April 27, 2009, by and between CH Energy Group, Inc. and GAMCO Asset Management Inc. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 29, 2009; Exhibit 10.1)

(12)	(i)-- CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

(ii)--         Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

(21)--	Subsidiaries of Energy Group and Central Hudson as of December 31, 2008.

(23)--	Consents of Independent Registered Public Accounting Firm.

1--            Consents of Independent Registered Public Accounting Firm for incorporation by reference of Energy Group Inc.’s Registration Statements on Form S-3 and S-8.

2--            Consents of Independent Registered Public Accounting Firm for incorporation by reference of Central Hudson Gas & Electric Corporation’s Registration Statement on Form S-3.

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

(31)--	Rule 13a-14(a)/15d-14(a) Certifications.

(32)--	Section 1350 Certifications.

(99)--	Additional Exhibits:

(i)
1--            Order on Consent signed on behalf of the New York State Department of Environmental Conservation and Central Hudson relating to Central Hudson's former manufactured gas site located in Newburgh, New York.  (Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995; Exhibit (99)(i)5)

(i)
2--            Summary of principal terms of the Amended and Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated January 7, 1998; Exhibit (99)2)

(i)
3--            Order of the Public Service Commission of the State of New York, issued and effective February 19, 1998, adopting the terms of Central Hudson's Amended Settlement Agreement, subject to certain modifications and conditions.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated February 10, 1998; Exhibit (10)1)

(i)
4--            Order of the Public Service Commission of the State of New York, issued and effective June 30, 1998, explaining in greater detail and reaffirming its Abbreviated Order, issued and effective February 19, 1998, which February 19, 1998 Order modified, and as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among Central Hudson, the PSC Staff and others as part of the PSC's "Competitive Opportunities" proceeding (ii) the Order, dated June 24, 1998, of the Federal Energy Regulatory Commission conditionally authorizing the establishment of an Independent System Operator by the member systems of the New York Power Pool and (iii) disclosing, effective August 1, 1998, Paul J. Ganci's appointment by Central Hudson's Board of Directors as President and Chief Executive Officer and John E. Mack III's formerly Chairman of the Board and Chief Executive Officer) continuation as Chairman of the Board.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated July 24, 1998; Exhibit (10)1)

(i)
5--            Order of the Public Service Commission of the State of New York, issued and effective October 3, 2002, authorizing the implementation of the Economic Development Program.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002; Exhibit (99)(i)10)

(i)
6--            Order of the Public Service Commission of the State of New York, issued and effective October 25, 2002, authorizing the establishment of a deferred accounting plan for site identification and remediation costs relating to Central Hudson's seven former manufactured gas plants.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002; Exhibit (99)(i)11)