Form 10-Q
period 2010-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2010-05-07
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether CH Energy Group, Inc. has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether Central Hudson Gas & Electric Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether CH Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☑

Indicate by check mark whether Central Hudson Gas & Electric Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☑

As of the close of business on April 30, 2010 (i) CH Energy Group, Inc. had outstanding 15,813,388 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

PART II – OTHER INFORMATION

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Operating Revenues
Electric	$145,962	$156,753
Natural gas	69,087	90,123
Competitive business subsidiaries:
Petroleum products	80,160	68,517
Other	7,433	6,703
Total Operating Revenues	302,642	322,096
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	68,151	91,751
Purchased natural gas	37,648	64,825
Purchased petroleum	62,771	47,889
Other expenses of operation - regulated activities	57,703	46,321
Other expenses of operation - competitive business subsidiaries	14,304	14,940
Depreciation and amortization	9,924	9,366
Taxes, other than income tax	10,853	10,105
Total Operating Expenses	261,354	285,197
Operating Income	41,288	36,899
Other Income and Deductions
Income from unconsolidated affiliates	234	230
Interest on regulatory assets and investment income	1,127	1,116
Write-off of note receivable	-	(1,299)
Regulatory adjustments for interest costs	(142)	(529)
Business development costs	(303)	(481)
Other - net	(148)	301
Total Other Income (Deductions)	768	(662)
Interest Charges
Interest on long-term debt	5,609	4,780
Interest on regulatory liabilities and other interest	1,699	1,074
Total Interest Charges	7,308	5,854

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	34,748	30,383
Income Taxes	14,033	11,429
Net Income from Continuing Operations	20,715	18,954

Discontinued Operations
Income from discontinued operations before tax	-	7,481
Income tax expense from discontinued operations	-	3,104
Net Income from Discontinued Operations	-	4,377

Net Income	20,715	23,331

Net income (loss) attributable to non-controlling interest:
Non-controlling interest in subsidiary	35	(32)
Dividends declared on Preferred Stock of subsidiary	242	242
Net income attributable to CH Energy Group	20,438	23,121

Dividends declared on Common Stock	8,539	8,524
Change in Retained Earnings	$11,899	$14,597

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (CONT'D)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Common Stock:
Average shares outstanding
Basic	15,778	15,771
Diluted	15,936	15,828

Income from continuing operations attributable to CH Energy Group common shareholders
Earnings per share
Basic	$1.30	$1.19
Diluted	$1.28	$1.18

Income from discontinued operations
Earnings per share
Basic	$-	$0.28
Diluted	$-	$0.28

Amounts attributable to CH Energy Group common shareholders
Earnings per share
Basic	$1.30	$1.47
Diluted	$1.28	$1.46
Dividends Declared Per Share	$0.54	$0.54

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2010	2009
Net Income	$20,715	$23,331

Other Comprehensive Income:
Fair value of cash flow hedges:
Unrealized gains - net of tax of ($4) and ($1)	5	1
Reclassification for gains realized in net income - net of tax of $24 and $0	(36)	-
Net unrealized gains recorded from investments held by equity method investees - net of tax of ($71) and $0	107	-

Other comprehensive income	76	1

Comprehensive Income	20,791	23,332

Comprehensive income attributable to non-controlling interest	277	210

Comprehensive income attributable to CH Energy Group	$20,514	$23,122

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$20,715	$23,331
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	8,993	8,857
Amortization	931	1,305
Deferred income taxes - net	18,627	(12,932)
Bad debt expense	2,626	5,250
Distributed (undistributed) equity in earnings of unconsolidated affiliates	(197)	370
Pension expense	8,955	3,596
Other post-employment benefits ("OPEB") expense	2,083	2,864
Regulatory liability - rate moderation	(5,473)	-
Revenue decoupling mechanism	(913)	-
Regulatory asset amortization	1,863	1,751
Loss (gain) on sale of assets	15	(38)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(17,301)	(18,241)
Fuel, materials and supplies	4,096	10,550
Special deposits and prepayments	(2,439)	(5,913)
Prepaid income taxes	(7,732)	-
Accounts payable	(6,111)	(13,558)
Accrued income taxes and interest	431	25,324
Customer advances	(9,592)	(12,860)
Pension plan contribution	(30,138)	(2,632)
OPEB contribution	(525)	-
Regulatory asset - storm deferral	(2,894)	-
Regulatory asset - manufactured gas plant ("MGP") site remediation	(3,576)	(877)
Regulatory asset - PSC tax surcharge and general assessment	(3,960)	-
Deferred natural gas and electric costs	7,993	31,728
Other - net	(485)	3,165
Net cash (used in) provided by operating activities	(14,008)	51,040

Investing Activities:
Proceeds from sale of assets	33	160
Additions to utility and other property and plant	(12,560)	(23,336)
Other - net	(614)	(5)
Net cash used in investing activities	(13,141)	(23,181)

Financing Activities:
Redemption of long-term debt	-	(20,000)
Borrowings of short-term debt - net	30,000	9,500
Dividends paid on Preferred Stock of subsidiary	(242)	(242)
Dividends paid on Common Stock	(8,534)	(8,523)
Other - net	(21)	(111)
Net cash provided by (used in) financing activities	21,203	(19,376)

Net Change in Cash and Cash Equivalents	(5,946)	8,483
Cash and Cash Equivalents at Beginning of Period	73,436	19,825
Cash and Cash Equivalents at End of Period	$67,490	$28,308

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,463	$6,434
Federal and state taxes paid	$14,374	$465
Additions to plant included in liabilities	$1,557	$3,812
Regulatory asset - storm deferral costs in liabilities	$16,360	$-

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)
	March 31,	December 31,	March 31,
	2010	2009	2009
ASSETS
Utility Plant
Electric	$915,540	$908,807	$875,292
Natural gas	282,828	281,139	267,985
Common	140,704	139,754	138,236
	1,339,072	1,329,700	1,281,513

Less: Accumulated depreciation	381,112	375,434	376,168
	957,960	954,266	905,345

Construction work in progress	58,227	58,120	54,833
Net Utility Plant	1,016,187	1,012,386	960,178

Non-Utility Property & Plant
Griffith non-utility property & plant	28,173	27,951	42,460
Other non-utility property & plant	36,512	37,654	15,736
	64,685	65,605	58,196

Less: Accumulated depreciation - Griffith	19,076	18,619	23,953
Less: Accumulated depreciation - other	3,735	3,333	2,424
Net Non-Utility Property & Plant	41,874	43,653	31,819

Current Assets
Cash and cash equivalents	67,490	73,436	28,308
Accounts receivable from customers - net of allowance for doubtful accounts of $7.7 million, $7.7 million and $8.8 million, respectively	109,760	94,526	147,253
Accrued unbilled utility revenues	13,163	14,159	11,863
Other receivables	7,049	6,612	7,402
Fuel, materials and supplies	20,745	24,841	26,035
Regulatory assets	77,403	59,993	31,870
Prepaid income tax	9,595	1,863	-
Fair value of derivative instruments	64	741	2
Special deposits and prepayments	23,754	21,290	27,281
Accumulated deferred income tax	2,158	300	20,185
Total Current Assets	331,181	297,761	300,199

Deferred Charges and Other Assets
Regulatory assets - pension plan	159,509	168,705	194,880
Regulatory assets - OPEB	-	-	1,746
Regulatory assets - other	119,700	83,691	119,005
Goodwill	35,651	35,651	67,455
Other intangible assets - net	14,246	14,813	35,090
Unamortized debt expense	5,017	5,094	5,026
Investments in unconsolidated affiliates	9,057	8,698	9,277
Other investments	10,901	10,812	7,281
Other	17,169	16,619	14,964
Total Deferred Charges and Other Assets	371,250	344,083	454,724
Total Assets	$1,760,492	$1,697,883	$1,746,920

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)
	March 31,	December 31,	March 31,
	2010	2009	2009
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 15,813,388 shares, 15,804,562 shares and 15,785,199 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	350,178	350,367	350,797
Retained earnings	237,898	225,999	231,231
Treasury stock - 1,048,699 shares, 1,057,525 shares and 1,076,088 shares, respectively	(44,064)	(44,406)	(45,271)
Accumulated other comprehensive income	260	184	56
Capital stock expense	(328)	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	545,630	533,502	538,171
Non-controlling interest in subsidiary	1,420	1,385	1,416
Total Equity	547,050	534,887	539,587
Preferred Stock of subsidiary	21,027	21,027	21,027
Long-term debt	463,898	463,897	413,895
Total Capitalization	1,031,975	1,019,811	974,509
Current Liabilities
Current maturities of long-term debt	24,000	24,000	-
Notes payable	30,000	-	45,000
Accounts payable	52,755	43,197	38,015
Accrued interest	6,498	6,067	4,650
Dividends payable	8,782	8,777	8,766
Accrued vacation and payroll	7,315	6,192	7,060
Customer advances	12,858	22,450	17,582
Customer deposits	8,526	8,579	8,389
Regulatory liabilities	19,969	29,974	7,880
Fair value of derivative instruments	36,789	13,837	20,516
Accrued environmental remediation costs	12,606	17,399	5,780
Accrued income taxes	-	-	27,014
Deferred revenues	3,895	4,725	6,919
Other	13,807	17,814	30,820
Total Current Liabilities	237,800	203,011	228,391
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	3,205	1,521	-
Regulatory liabilities - other	107,897	91,457	131,284
Operating reserves	4,397	4,756	4,650
Accrued environmental remediation costs	6,898	6,375	22,251
Accrued OPEB costs	46,778	46,241	53,809
Accrued pension costs	124,845	152,383	162,494
Other	14,326	14,245	11,834
Total Deferred Credits and Other Liabilities	308,346	316,978	386,322
Accumulated Deferred Income Tax	182,371	158,083	157,698
Commitments and Contingencies
Total Capitalization and Liabilities	$1,760,492	$1,697,883	$1,746,920

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share and per share amounts)

	CH Energy Group Common Shareholders
	Common Stock $0.10 par value; 30,000,000 shares authorized		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at January 1, 2009	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$1,448	$524,982
Comprehensive income:
Net income							23,121		(32)	23,089
Change in fair value:
Derivative instruments								1		1
Dividends declared on common stock ($2.16 per share)							(8,524)			(8,524)
Treasury shares activity - net			2,116	115	(76)					39
Balance at March 31, 2009	16,862,087	$1,686	(1,076,888)	$(45,271)	$350,797	$(328)	$231,231	$56	$1,416	$539,587

Balance at January 1, 2010	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887
Comprehensive income:
Net income							20,438		35	20,473
Change in fair value:
Derivative instruments								5		5
Investments								(36)		(36)
Reclassification adjustments for losses recognized in net income								107		107
Dividends declared on common stock ($2.16 per share)							(8,539)			(8,539)
Treasury shares activity - net			8,826	342	(189)					153
Balance at March 31, 2010	16,862,087	$1,686	(1,048,699)	$(44,064)	$350,178	$(328)	$237,898	$260	$1,420	$547,050

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2010	2009
Operating Revenues
Electric	$145,962	$156,753
Natural gas	69,087	90,123
Total Operating Revenues	215,049	246,876

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	66,874	90,523
Purchased natural gas	37,648	64,825
Other expenses of operation	57,703	46,321
Depreciation and amortization	8,414	8,009
Taxes, other than income tax	10,651	9,967
Total Operating Expenses	181,290	219,645

Operating Income	33,759	27,231

Other Income and Deductions
Interest on regulatory assets and other interest income	1,125	746
Other - net	(181)	169
Regulatory adjustments for interest costs	(142)	(529)
Total Other Income	802	386

Interest Charges
Interest on other long-term debt	4,773	4,780
Interest on regulatory liabilities and other interest	1,663	1,438
Total Interest Charges	6,436	6,218

Income Before Income Taxes	28,125	21,399

Income Taxes	11,480	8,806

Net Income	16,645	12,593

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$16,403	$12,351

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2010	2009
Net Income	$16,645	$12,593
Other Comprehensive Income	-	-

Comprehensive Income	$16,645	$12,593

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$16,645	$12,593
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	8,050	7,743
Amortization	364	266
Deferred income taxes - net	17,532	(13,344)
Bad debt expense	2,389	2,885
Pension expense	8,955	3,596
OPEB expense	2,083	2,864
Regulatory liability - rate moderation	(5,473)	-
Revenue decoupling mechanism	(913)	-
Regulatory asset amortization	1,863	1,751
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(10,418)	(17,834)
Fuel, materials and supplies	3,977	11,491
Special deposits and prepayments	(1,468)	(4,273)
Prepaid income taxes	(6,188)	-
Accounts payable	(3,012)	(12,178)
Accrued income taxes and interest	(405)	21,475
Customer advances	(6,454)	(5,419)
Pension plan contribution	(30,138)	(2,632)
OPEB contribution	(525)	-
Regulatory asset - storm deferral	(2,894)	-
Regulatory asset - MGP site remediation	(3,576)	(877)
Regulatory asset - PSC tax surcharge and general assessment	(3,960)	-
Deferred natural gas and electric costs	7,993	31,728
Other - net	4,062	2,382
Net cash (used in) provided by operating activities	(1,511)	42,217

Investing Activities:
Additions to utility plant	(12,760)	(22,699)
Other - net	(627)	(79)
Net cash used in investing activities	(13,387)	(22,778)

Financing Activities:
Redemption of long-term debt	-	(20,000)
Borrowings of short-term debt - net	30,000	14,500
Dividends paid on cumulative Preferred Stock	(242)	(242)
Other - net	(21)	(112)
Net cash provided by (used in) financing activities	29,737	(5,854)

Net Change in Cash and Cash Equivalents	14,839	13,585
Cash and Cash Equivalents - Beginning of Period	4,784	2,455
Cash and Cash Equivalents - End of Period	$19,623	$16,040

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,432	$6,365
Federal and state taxes paid	$8,910	$-
Additions to plant included in liabilities	$1,529	$3,812
Regulatory asset - storm deferral costs in liabilities	$16,360	$-

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2010	2009	2009
ASSETS
Utility Plant
Electric	$915,540	$908,807	$875,292
Natural gas	282,828	281,139	267,985
Common	140,704	139,754	138,236
	1,339,072	1,329,700	1,281,513

Less: Accumulated depreciation	381,112	375,434	376,168
	957,960	954,266	905,345

Construction work in progress	58,227	58,120	54,833
Net Utility Plant	1,016,187	1,012,386	960,178

Non-Utility Property and Plant	681	681	438
Less: Accumulated depreciation	33	33	33
Net Non-Utility Property and Plant	648	648	405

Current Assets
Cash and cash equivalents	19,623	4,784	16,040
Accounts receivable from customers - net of allowance for doubtful accounts of $5.9 million, $5.8 million and $4.5 million, respectively	77,113	68,328	102,058
Accrued unbilled utility revenues	13,163	14,159	11,863
Other receivables	3,265	3,025	2,414
Fuel, materials and supplies - at average cost	17,328	21,305	19,624
Regulatory assets	77,403	59,993	31,870
Prepaid income tax	16,894	10,706	-
Fair value of derivative instruments	-	393	-
Special deposits and prepayments	19,797	18,304	22,870
Accumulated deferred income tax	-	-	17,350
Total Current Assets	244,586	200,997	224,089

Deferred Charges and Other Assets
Regulatory assets - pension plan	159,509	168,705	194,880
Regulatory assets - OPEB	-	-	1,746
Regulatory assets - other	119,700	83,691	119,005
Unamortized debt expense	5,017	5,094	5,026
Other investments	10,622	10,543	7,173
Other	4,064	3,536	2,398
Total Deferred Charges and Other Assets	298,912	271,569	330,228

Total Assets	$1,560,333	$1,485,600	$1,514,900

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2010	2009	2009
CAPITALIZATION AND LIABILITIES

Capitalization
Common Stock, 30,000,000 shares authorized;16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	199,980	199,980	174,980
Retained earnings	167,153	150,750	131,295
Capital stock expense	(4,961)	(4,961)	(4,961)
Total Equity	446,483	430,080	385,625

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	413,898	413,897	413,895
Total Capitalization	881,408	865,004	820,547

Current Liabilities
Current maturities of long-term debt	24,000	24,000	-
Notes payable	30,000	-	40,000
Accounts payable	45,314	32,069	29,484
Accrued interest	5,232	5,637	4,644
Dividends payable - Preferred Stock	242	242	242
Accrued vacation and payroll	5,751	5,046	4,672
Customer advances	8,548	15,002	4,155
Customer deposits	8,451	8,504	8,269
Regulatory liabilities	19,969	29,974	7,880
Fair value of derivative instruments	36,739	13,553	20,516
Accrued environmental remediation costs	12,334	16,982	5,609
Accrued income taxes	-	-	22,812
Accumulated deferred income tax	156	1,883	-
Other	8,977	8,761	21,328
Total Current Liabilities	205,713	161,653	169,611

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	3,205	1,521	-
Regulatory liabilities - other	107,897	91,457	131,284
Operating reserves	3,164	3,503	3,594
Accrued environmental remediation costs	3,652	3,248	21,084
Accrued OPEB costs	46,778	46,241	53,809
Accrued pension costs	124,845	152,383	162,494
Other	13,566	13,495	11,243
Total Deferred Credits and Other Liabilities	303,107	311,848	383,508

Accumulated Deferred Income Tax	170,105	147,095	141,234

Commitments and Contingencies

Total Capitalization and Liabilities	$1,560,333	$1,485,600	$1,514,900

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share and per share amounts)

	Central Hudson Common Shareholders
	Common Stock $5.00 par value; 30,000,000 shares authorized		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at January 1, 2009	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$118,944	$-	$373,274
Net income							12,593		12,593
Dividends declared:
On cumulative Preferred Stock							(242)		(242)
Balance at March 31, 2009	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$131,295	$-	$385,625

Balance at January 1, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080
Net income							16,645		16,645
Dividends declared:
On cumulative Preferred Stock							(242)		(242)
Balance at March 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$167,153	$-	$446,483

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”).  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”).  Operating results of CHEC include its wholly owned subsidiaries, Griffith Energy Services, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree”), CH Shirley Wind, LLC (“CH Shirley”) and CH-Lyonsdale, LLC (“CH-Lyonsdale”), and its majority owned subsidiaries Lyonsdale Biomass, LLC (“Lyonsdale”) and Shirley Wind (Delaware), LLC (“Shirley Delaware”).  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale and Shirley Delaware.  Inter-company balances and transactions have been eliminated in consolidation.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes specific accounting guidance for regulated operations.  For additional information regarding regulatory accounting, see Note 2 - “Regulatory Matters.”

Unaudited Financial Statements

The accompanying Consolidated Financial Statements of CH Energy Group and Financial Statements of Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  These unaudited quarterly Financial Statements do not contain all footnote disclosures concerning accounting policies and other matters which would be included in annual Financial Statements and, accordingly, should be read in conjunction with the audited Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2009 (the “Corporations’ 10-K Annual Report”).

CH Energy Group’s and Central Hudson’s balance sheet as of March 31, 2009 is not required to be included in this Quarterly Report on Form 10-Q; however, this balance sheet is included for supplemental analysis purposes.

Reclassification

On December 11, 2009, Griffith divested its operations in certain geographic locations.  CH Energy Group has reported the prior period results of these operations in the discontinued operations section of CH Energy Group’s Consolidated Statement of Income.  For more information, see Note 5 – “Acquisitions, Divestitures and Investments.”

Certain amounts in the 2009 Financial Statements have been reclassified to conform to the 2010 presentation.

Consolidation

CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any variable interest entities which were not consolidated.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows and the Balance Sheet, CH Energy Group and Central Hudson consider temporary cash investments with a maturity (when purchased) of three months or less, to be cash equivalents.

Revenue Recognition

CH Energy Group’s deferred revenue balances as of March 31, 2010, December 31, 2009 and March 31, 2009 were $3.9 million, $4.7 million and $6.9 million, respectively.  The deferred revenue balance will be recognized in competitive business subsidiaries’ operating revenues over the 12-month term of the respective customer contract.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials and Supplies

Fuel, materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method
Central Hudson	Average cost
Griffith and CH-Auburn	FIFO
Lyonsdale	Weighted average cost

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group
	March 31,	December 31,	March 31,
	2010	2009	2009
Natural gas	$7,414	$12,020	$11,016
Petroleum products and propane	2,111	2,583	2,696
Fuel used in electric generation	798	480	720
Materials and supplies	10,422	9,758	11,603
Total	$20,745	$24,841	$26,035

Central Hudson
	March 31,	December 31,	March 31,
	2010	2009	2009
Natural gas	$7,414	$12,020	$11,016
Petroleum products and propane	525	547	531
Fuel used in electric generation	293	308	334
Materials and supplies	9,096	8,430	7,743
Total	$17,328	$21,305	$19,624

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

Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $46.5 million, $47.0 million, and $48.2 million of net cost of removal as regulatory liabilities as of March 31, 2010, December 31, 2009, and March 31, 2009, respectively.

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

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group’s Common Stock earnings for CH Energy Group are reduced by the preferred stock dividends of Central Hudson.  The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares was 158,461 shares and 56,878 shares for the three months ended March 31, 2010 and 2009, respectively.  Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock for some of the periods presented.  Excluded from the calculation were options for 35,980 shares for the three months ended March 31, 2010, and 18,420 shares for the three months ended March 31, 2009.  For additional information regarding stock options, performance shares and restricted shares, see Note 11 – “Equity-Based Compensation.”

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

The guarantees described above have been issued to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries in physical and financial transactions related to heating oil, propane, other petroleum products, weather and commodity hedges and to secure payment under certain equipment supply and construction agreements.  The maximum potential amount of future payments under these guarantees is $62.5 million, of which $29.5 million relate to equipment supply and construction agreements. At March 31, 2010, the total liability outstanding under these guarantees consists of $3.2 million in commodity-related contracts. These liabilities are included in CH Energy Group's Consolidated Balance Sheet. There is no liability outstanding at March 31, 2010 related to equipment supply and construction agreements. Management is not aware of any condition that would indicate the subsidiaries would not be able to fulfill their obligations in regards to these outstanding liabilities and require payment under the guarantee.

Product Warranties

Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties.  CH Energy Group’s approximate aggregate potential liability for product warranties at March 31, 2010, December 31, 2009 and March 31, 2009 was not material.  CH Energy Group’s liability for these product warranties were determined by accruing the present value of future estimated warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Common Stock Dividends

CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of March 31, 2010, Central Hudson would be able to pay a maximum of $31.5 million in dividends to CH Energy Group without violating the restrictions by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).1  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

On March 31, 2010, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 3, 2010, to shareholders of record as of April 12, 2010.
_______________________________
1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

NOTE 2 – Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	March 31,	December 31,		March 31,
	2010	2009		2009
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$19,617	$27,610		$10,203
Deferred unrealized losses on derivatives	36,739	13,161		20,515
PSC tax surcharge	15,297	11,186		-
Revenue decoupling mechanism ("RDM")	4,698	5,121		-
Residual natural gas deferred balances	962	2,825		1,061
Other	90	90		91
	77,403	59,993		31,870
Long-term:
Deferred pension costs	159,509	168,705	(1)	194,880
Carrying charges - pension reserve	2,160	1,297	(1)	11,622
Deferred costs - MGP site remediation	16,790	20,530	(1)	31,854
Deferred OPEB costs	-	-	(1)	1,746
Deferred debt expense on re-acquired debt	4,748	4,874		5,294
Deferred Medicare subsidy taxes	6,314	-		-
Residual natural gas deferred balances	17,631	17,583		22,903
Income taxes recoverable through future rates	41,781	28,658		33,273
Uncollectible deferral and carrying charges	3,369	3,360		-
Storm costs	19,253	-	(1)	3,375
Other	7,654	7,389	(1)	10,684
	279,209	252,396		315,631
Total Regulatory Assets	$356,612	$312,389		$347,501

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$10,114	$19,296		$-
Income taxes refundable through future rates	6,037	5,456		4,565
Deferred unbilled gas revenues	3,818	5,222		3,315
	19,969	29,974		7,880
Long-term:
Customer benefit fund	3,740	3,792		4,260
Deferred cost of removal	46,480	46,955		48,242
Excess electric depreciation reserve	13,583	12,965		32,309
Income taxes refundable through future rates	33,716	18,611		22,028
Deferred OPEB costs	3,205	1,521	(1)	-
Carrying charges - OPEB reserve	2,239	1,469	(1)	6,476
Other	8,139	7,665	(1)	17,969
	111,102	92,978		131,284
Total Regulatory Liabilities	$131,071	$122,952		$139,164

Net Regulatory Assets	$225,541	$189,437		$208,337

(1)
Effective July 1, 2009, Central Hudson offset all or a portion of certain regulatory assets and liabilities, including full offset of the June 30, 2009 balances for Carrying charges - OPEB reserve, Carrying charges - pension reserve and December 2008 Storm costs in accordance with the PSC prescribed 2009 Rate Order ("2009 Rate Order").

The significant new regulatory assets and liabilities include:

Storm Costs:  In late February 2010, Central Hudson’s service territory experienced two significant snow storms disrupting service to approximately 210,000 customers.  Management believes that the restoration costs incurred of approximately $19.3 million are probable of future recovery in rates.

Deferred Medicare Subsidy Taxes: The Patient Protection and Affordable Care Act signed into law on March 23, 2010, contains a provision which changes the tax treatment related to the Retiree Drug Subsidy benefit under the Medicare Prescription Drug, Improvement and Modernization Act (under Medicare Part D).  This change reduces the employer's deduction for the costs of health care for retirees by the amount of Retiree Drug Subsidy payments received.  As a result, the deductible temporary difference and any related deferred tax asset associated with the benefit plan were reduced.  Under the PSC policy regarding Medicare Act Effects, cost savings and income tax effects related to the Medicare Prescription Drug, Improvement and Modernization Act are deferred for future recovery from or refund to customers resulting in a new regulatory asset of $6.3 million for the reduction in deferred taxes.

2009 Rate Order

Since July 1, 2009, Central Hudson has operated under the terms of the 2009 Rate Order, which provides for the following:

•	Electric delivery increase of $39.6 million moderated by a $20.0 million customer bill credit from the excess depreciation reserve.

•	Natural gas delivery increase of $13.8 million.

•	Delivery rates based on a return on common equity of 10.0%.

•	Common equity layer of 47% of permanent capital.

•	RDM for both electric and gas delivery service.

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

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, and explanations of the underlying information for all guidance (except that which is not currently applicable) that is expected to have a material impact on CH Energy Group and its subsidiaries follow the chart.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Fair Value Measurements and Disclosures (Topic 820)	ASU No. 2010-06	Improving Disclosures about Fair Value Measurements	Jan-10	Jan-10 Jan-11
2	Variable Interest Entities	SFAS No. 167	Amendments to ASC 810-10-25-38	Jun-09	Jan-10
2	Subsequent Events (Topic 820)	ASU No. 2010-09	Amendments to Certain Recognition and Disclosure Requirements	Feb-10	Feb-10
2	Compensation - Stock Compensation (Topic 718)	ASU No. 2010-05	Escrowed Share Arrangements and the Presumption of Compensation	Jan-10	Jan-10
3	Derivatives and Hedging (Topic 815)	ASU No. 2010-11	Scope Exception Related to Embedded Credit Derivatives	Mar-10	Jul-10

Impact Key:
(1)	In the following paragraph, the impact is separately disclosed as of standard effective date.
(2)	No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries when adopted on the effective date noted.
(3)	No anticipated impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries upon future adoption.

ASU No. 2010-06 requires additional disclosure regarding both transfers into and out of Level 1 and 2 of the fair value hierarchy, as well as measurement inputs and techniques.  See Note 15 – “Fair Value Measurements” for implementation of ASU No. 2010-06.  ASU No. 2010-06 also modifies, from a net basis to a gross basis, the presentation of purchases, sales, issuances and settlements in the disclosure of activity in Level 3 of the fair value hierarchy.  This modification is effective January 1, 2011 for CH Energy Group and its subsidiaries, but is not expected to have a material impact.

NOTE 4 – Income Tax

As there are no uncertain tax positions, no interest or penalties have been recorded in the financial statements.  If CH Energy Group and its subsidiaries incur any interest or penalties on underpayment of income taxes, the amounts would be included on the line “Other liabilities” on the Consolidated Balance Sheet and on the line “Other – net” on the Consolidated Statement of Income.  CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group.  The statute of limitations for federal tax year 2006 is still open for audit; tax years 2007 and 2008 are currently under audit.  The New York State income tax return is currently open for audit for tax years 2006 through 2008.

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Three Months Ended March 31,
	2010	2009
Net income attributable to CH Energy Group	$20,438	$23,121
Preferred Stock dividends of Central Hudson	242	242
Non-controlling interest in subsidiary	35	(32)
Federal income tax	(3,868)	23,801
State income tax	(725)	4,079
Deferred federal income tax	16,298	(11,804)
Deferred state income tax	2,328	(1,543)
Income before taxes	$34,748	$37,864

Computed federal tax at 35% statutory rate	$12,162	$13,252
State income tax net of federal tax benefit	1,774	1,086
Depreciation flow-through	666	772
Cost of Removal	(366)	(312)
Production tax credits	(61)	(323)
Other	(142)	58
Total income tax	$14,033	$14,533

Effective tax rate - federal	35.8%	31.7%
Effective tax rate - state	4.6%	6.7%
Effective tax rate - combined	40.4%	38.4%

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Statement of Income (In Thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$16,645	$12,593
Federal income tax	(5,101)	18,247
State income tax	(950)	3,902
Deferred federal income tax	15,441	(11,801)
Deferred state income tax	2,090	(1,542)
Income before taxes	$28,125	$21,399

Computed federal tax at 35% statutory rate	$9,844	$7,490
State income tax net of federal tax benefit	1,472	994
Depreciation flow-through	666	772
Cost of Removal	(366)	(312)
Other	(136)	(138)
Total income tax	$11,480	$8,806

Effective tax rate - federal	36.7%	30.1%
Effective tax rate - state	4.1%	11.1%
Effective tax rate - combined	40.8%	41.2%

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions

During the three months ended March 31, 2010, CH Energy Group made no acquisitions.

Divestitures

On December 11, 2009, Griffith divested operations in certain geographic locations, which serviced approximately 45,000 customers.  This divestiture followed an approximate year-long strategic review and is expected to reduce the volatility of both earnings and cash flow of CH Energy Group.  At closing, Griffith received approximately $74.4 million, which resulted in a pre-tax gain of $10.8 million.  The assets sold include intangible assets of $39.2 million, accounts receivable of $11.5 million, net fixed assets of $8.4 million, inventory of $2.6 million, and other current assets of $0.5 million in addition to another $3.6 million in notes receivable sold.  The liabilities totaled $16.3 million.  As a result of the expected sale, Griffith ceased depreciation and amortization of its assets held for sale on November 4, 2009.  This resulted in a reduction of depreciation and amortization in 2009 of approximately $0.6 million.  In accordance with current accounting guidance related to goodwill, when a portion of a reporting unit that constitutes a business is disposed of, goodwill associated with that business shall be included in the carrying amount of the business in determining the gain or loss on disposal.  As a result of the favorable sales price of the divested assets, the goodwill allocation that was required upon the sale of the Griffith holdings, resulted in $10 million of goodwill (in addition to the goodwill recorded when the divested assets were purchased) being removed from the balance sheet and included in the calculation of the gain on the sale.  For additional information regarding goodwill, see Note 6 - “Goodwill and Other Intangible Assets.”

The results of operations for 2009 reflect activity only through the closing date of the sale of December 11, 2009.  The table below summarizes financial results of the discontinued operations (In Thousands):

	Three Months Ended March 31,
	2010	2009
Revenues from discontinued operations	$-	$56,377
Income from discontinued operations before tax	-	7,481
Income tax expense from discontinued operations	-	3,104

Investments

CHEC's current investments at March 31, 2010 include the following:

CHEC Investment	Description
Griffith Energy Services	100% controlling interest in a fuel distribution business
Lyonsdale	75% controlling interest in a wood-fired biomass electric generating plant
CH-Greentree	100% equity interest in a molecular gate used to remove nitrogen from landfill gas
CH-Auburn	100% equity interest in an electric generating plant that utilizes landfill gas to produce electricity
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in an operating wind project
CH Shirley	100% ownership of CH Shirley, which owns 90% controlling interest in a wind project in construction
Other	Other renewable energy projects and partnerships and an energy sector venture capital fund

CHEC holds a 12% interest in preferred equity units plus subordinated notes issued by Cornhusker Holdings.  Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC (“CEL”), a corn-ethanol production facility located in Nebraska that began operation as of the end of January 2006.  This investment is accounted for under the equity method.  As of March 31, 2010, CHEC’s total investment in Cornhusker consisted of subordinated notes totaling $10.2 million, including interest, and an equity investment of $2.0 million.  In response to the continuation of lower than expected margins, Management stopped accruing interest income on the subordinated debt in the third quarter of 2009, and will record such interest only when paid.  The recoverability of the Company’s total investment in Cornhusker Holdings is predicated on CEL achieving sufficient positive cash flow to repay the notes.  If CEL does not achieve sufficient positive cash flow, the investment and notes may become impaired.  CEL was obligated as part of its senior note agreement to complete expansion of plant capacity and output from 40 million gallons per year to 57.5 million gallons per year by December 31, 2009.  Expansion of the plant’s capacity was substantially complete by that date.  The output testing achieved the capacity required for a 24-hour period, but it was unable to be sustained for the full 72-hour timeframe required.  Management believes additional equipment upgrades and adjustments would be necessary to achieve this requirement.  A waiver was obtained from the senior lender in the second quarter of 2010 allowing the plant to operate at its current capacity without requiring that any further expansion be undertaken.  The waiver will become effective upon the senior lender drawing on a letter of credit that has been made available by the majority owner of Cornhusker Holdings, which is expected to occur in May 2010.  CEL is current on all payments of principal and interest due under the senior note agreement and is in compliance with all other terms of the senior note agreement.  Cornhusker Management believes CHEC’s investment in Cornhusker Holdings is not impaired as of March 31, 2010 based on Management’s intent and ability to hold the investments until fully recovered as well as an analysis of forecasted cash flows.

In the fourth quarter of 2007, CHEC’s subsidiary, CH-Auburn entered into a 15-year Energy Services Agreement (“ESA”) to supply the City of Auburn, NY (the “City”) with a portion of its electricity needs by constructing and operating a 3-megawatt electric generating plant in the City that will burn gas derived from a landfill to generate renewable power.  The project uses methane gas generated by the City landfill and natural gas to produce electricity, which is sold to the City.  The project began operation in January 2010 and was declared commercial on February 11, 2010, commencing the 15-year ESA.  As of March 31, 2010, CH-Auburn had incurred approximately $4.1 million of design and construction costs related to this investment, net of a $1.9 million grant received from the City.

During 2009, CH Shirley, a wholly owned subsidiary of CHEC, agreed to invest approximately $50 million for a 90% controlling interest in a 20-megawatt wind farm facility in Wisconsin.  This project carries a 20-year power purchase agreement contract at pre-determined electric prices with Wisconsin Public Service Corporation for the electric output of the wind farm’s eight wind turbines.  Construction began at the end of the first quarter 2010 and is expected to be completed in the fourth quarter of 2010, primarily under fixed price contracts with the wind turbine manufacturer for the supply and installation of the wind turbines and towers and with the entity performing the balance of plant engineering, procurement and construction for the project.  As of March 31, 2010, CH Shirley had invested approximately $13.8 million, which is included in the line “Other non-utility property & plant” on the CH Energy Group Consolidated Balance Sheet.

NOTE 6 – Goodwill and Other Intangible Assets

Intangible assets include separate, identifiable, intangible assets such as customer relationships, trademarks, and covenants not to compete.  Intangible assets with finite lives are amortized over their useful lives.  The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition.  The useful lives of trademarks were estimated to range from 10 to 15 years based upon Management’s assessment of several variables such as brand recognition, Management’s expected use of the trademark, and other factors that may have affected the duration of the trademark’s life.  The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years.  Amortization expense was $0.6 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.  The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.2 million.  The weighted average amortization period for all amortizable intangible assets is 15 years.

The weighted average amortization periods for customer relationships and covenants not to compete are 15 years and 5 years, respectively.  In December 2009, Griffith sold the rights to all of its trademarks as part of the sale of select operations discussed further below.

On December 11, 2009, CH Energy Group divested operations of Griffith in certain geographic locations.  In connection with this sale, Griffith transferred certain amortizable intangible assets associated with these operations.  The following chart reflects reductions recorded to the cost and accumulated amortization balances of the intangible assets (other than goodwill) as a result of the sale (In Thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$21,420	$6,850	$14,570
Trademarks	2,956	624	2,332
Covenants not to compete	1,505	1,097	408
Total	$25,881	$8,571	$17,310

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	March 31, 2010		December 31, 2009		March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$33,745	$19,519	$33,745	$18,957	$55,171	$23,168
Trademarks	-	-	-	-	2,956	423
Covenants not to compete	100	80	100	75	1,605	1,051
Total Amortizable Intangibles	$33,845	$19,599	$33,845	$19,032	$59,732	$24,642

The chart below provides a roll forward of goodwill balances of CH Energy Group (In Thousands):

	Three Months Ended	Year Ended		Three Months Ended
	March 31, 2010	December 31, 2009		March 31, 2009
Balance at Beginning of Period	$35,651	$67,455		$67,455
Divestitures	-	(31,804	)(1)	-
Balance at End of Period	$35,651	$35,651		$67,455

(1)  Includes $10 million in goodwill in addition to the goodwill recorded when the divested assets were purchased.

NOTE 7 – Short-Term Borrowing Arrangements

Revolving Credit Facilities

CH Energy Group maintains a $150 million revolving credit facility with several commercial banks to provide committed liquidity.  This facility expires in February 2013.  As of March 31, 2010, December 31, 2009 and March 31, 2009, there were no borrowings under this facility.  The notes payable balances reported in the CH Energy Group Consolidated Balance Sheet reflect the borrowings of CH Energy Group’s subsidiaries as of March 31, 2010, December 31, 2009 and March 31, 2009, as discussed below.

Central Hudson maintains a revolving credit facility with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012.  As of March 31, 2010, there was $30.0 million outstanding under this agreement.  As of December 31, 2009, there were no borrowings under this agreement.  As of March 31, 2009, Central Hudson’s outstanding loan balance under this facility was $40.0 million.

Both the CH Energy Group and Central Hudson credit facilities reflect commitments from JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  If any of these lenders are unable to fulfill their commitments under these facilities, funding may not be available as needed.

Uncommitted Credit

Central Hudson also maintains certain uncommitted lines of credit that diversify its sources of cash and provide competitive options to minimize its cost of short-term debt.  As of March 31, 2010, December 31, 2009 and March 31, 2009, Central Hudson had no borrowings under these lines of credit.

Committed Credit

On September 22, 2009, the PSC issued an order authorizing Central Hudson to increase its multi-year committed credit to $175 million through December 31, 2012.  The ability to increase the level of committed credit could provide Central Hudson with greater liquidity to support construction forecasts, seasonality of the business, volatile energy markets, adverse borrowing environments, and other unforeseen events.

On January 18, 2008, Griffith established an uncommitted line of credit of up to $25 million with a commercial bank for the purpose of funding seasonal working capital and for general corporate purposes.  On April 30, 2009, Griffith Management elected to allow this uncommitted line of credit to expire.  As of March 31, 2009, there were borrowings under this agreement of $5.0 million.  The obligations of Griffith under the line of credit were guaranteed by CH Energy Group and CHEC.  Griffith’s short-term financing needs are currently provided by CH Energy Group through intercompany notes.

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

There were no repurchases of preferred stock in the three months ended March 31, 2010 and 2009.

In April 2009, CH Energy Group invested $25 million in Central Hudson, which was recorded as additional paid-in capital.  Central Hudson paid no common stock dividends in the first three months of 2010 and 2009.

NOTE 9 – Capitalization – Long-Term Debt

In the second quarter of 2009, CH Energy Group privately placed $50 million of senior unsecured notes.  The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014.  CH Energy Group completed the sale of $35 million in principal amount of the notes on April 17, 2009, and $15 million in principal amount on June 15, 2009.  CH Energy Group used a portion of the proceeds from the sale of the notes to repay short-term debt and retained the remainder for general corporate purposes.  On December 15, 2009, following the divestiture of operations of Griffith in certain geographic locations, CH Energy Group entered into a supplemental note purchase agreement pursuant to which it issued $23.5 million of new senior notes and redeemed $23.5 million of the notes placed during the second quarter of 2009.  The newly issued notes bear interest at the rate of 6.80% per annum and mature on December 15, 2025.  Interest is payable semi-annually and, commencing June 15, 2011, with semi-annual payments of principal.  The mortgage style amortization of principal results in the final payment of principal and interest upon maturity.  CH Energy Group intends to use the proceeds from the sale of the supplemental notes to fund a portion of its investment in Shirley Wisconsin.

On September 22, 2009, the PSC authorized Central Hudson to issue up to $250 million of long-term debt through December 31, 2012 to finance its construction expenditures, refund maturing long-term debt, and potentially refinance its 1999 NYSERDA Bonds, Series B, C and D.  A new shelf registration statement filed by Central Hudson with the SEC covering the offer and sale of up to $250 million of long-term debt pursuant to the authority granted by the PSC became effective on January 6, 2010.

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).2

_______________________________
2 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

NYSERDA

Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by New York State Energy Research and Development Authority (“NYSERDA”).  These NYSERDA bonds are insured by Ambac Assurance Corporation (“Ambac”) and the ratings on these bonds reflect the higher of the credit rating of Ambac or Central Hudson.  Due to Ambac’s weak credit rating, the rating and outlook on these bonds is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A3’/negative by Moody’s3, the same rating and outlook as Central Hudson’s other senior unsecured debt.

Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, have an interest rate that is fixed to maturity in 2028 of 6.5%.  Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 of 5.45%.

Central Hudson’s 1999 NYSERDA Bonds, Series B, C and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode.  Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a Dutch auction.  Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008.  Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period.  Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed.  As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture.  Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process.  For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction as 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent.  In the three months ended March 31, 2010 and 2009, the average maximum rate applicable on the bonds was 0.36% and 1.26%, respectively.  To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index of short-term tax-exempt debt.  Central Hudson’s one year rate cap for each bond series, set at 3.0%, expired on March 31, 2010 and was replaced with three new rate caps.  Effective April 1, 2010, the new rate caps are set at 5.0%.  Two of the rate caps are one-year in length with notional amounts aligned to Series C and Series D.  The third rate cap is two years in length with a notional amount aligned with Series B.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula applicable upon failed auctions.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect the auction failures to have any adverse impact on earnings.

_______________________________
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

NOTE 10 – Post-Employment Benefits

Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans.  Managerial, professional and supervisory employees (“non-union”) hired prior to January 1, 2008, are eligible for these benefits if they reach retirement age while employed by Central Hudson.  In order to reduce the total costs of these benefits, other post-retirement benefit (“OPEB”) plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008.  Plans were also amended to eliminate post-retirement benefits for union employees hired on or after May 1, 2008.

The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three months ended March 31, 2010 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$2,272	$1,956	$531	$519
Interest cost	6,571	6,455	1,712	1,791
Expected return on plan assets	(6,225)	(4,969)	(1,267)	(1,271)
Amortization of:
Prior service cost (credit)	544	544	(1,467)	(1,467)
Transitional obligation (asset)	-	-	641	641
Recognized actuarial loss	7,377	6,350	2,073	2,209

Net Periodic Benefit Cost	$10,539	$10,336	$2,223	$2,422

(1)	The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

In accordance with current accounting guidance related to pensions, Central Hudson’s pension liability balance (i.e., the under-funded status) at March 31, 2010, December 31, 2009 and March 31, 2009 was $125.5 million, $153.0 million and $163.0 million, respectively.  These balances include recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, as well as consideration for non-qualified executive plans.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Prefunded (accrued) pension costs prior to funding status adjustment	$31,261	$11,661	$22,179
Additional liability required	(156,722)	(164,644)	(185,190)
Total accrued pension liability	$(125,461)	$(152,983)	$(163,011)

Total offset to additional liability - Regulatory assets - Pension Plan	$156,722	$164,644	$185,190

Pursuant to current accounting guidance related to pensions, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson records regulatory assets rather than adjusting comprehensive income to offset the additional liability.  The recording of a regulatory asset is consistent with the PSC’s 1993 Statement of Policy regarding pensions and OPEB (“1993 PSC Policy”).  Under the 1993 PSC Policy, differences between pension expense and rate allowances covering these costs are deferred for future recovery from or return to customers with carrying charges accrued on cash differences.

Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including corporate resources, projected investment returns, actual investment returns, inflation, value of plan assets relative to plan liabilities, regulatory considerations, interest rate assumptions and legislative requirements.  As a result of volatile conditions in the economy and financial markets over the past two years, Central Hudson’s Retirement Plan assets have significantly decreased in value relative to the plan liabilities.  Although the financial markets have seen a positive trend over the past 12 months, the liability has increased by the lower discount rate used in the current year to determine benefit obligations and the accrual of additional benefits.  Central Hudson considers the provisions of the Pension Protection Act of 2006 (“PPA”) in determining its funding for the Retirement Plan for the near-term and future periods.  Contributions to the Retirement Plan during the three months ended March 31, 2010 and 2009 were $30.0 million and $2.5 million, respectively.  The increase in year-over-year funding is primarily due to stronger than expected cash flows, enabling Central Hudson to accelerate funding of the plan.

Retirement Plan Estimates of Long-Term Rates of Return

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

Retirement Plan Policy and Strategy

Central Hudson’s Retirement Plan investment policy seeks to achieve long-term growth and income to match the long-term nature of its funding obligations.  Management recognizes that assets are exposed to risk and the market value of assets may vary from year to year.

The asset allocation strategy employed in the Retirement Plan reflects Central Hudson’s return objectives and what Management believes is an acceptable level of short-term volatility in the market value of the Retirement Plan assets in exchange for potentially higher long-term returns.  Asset allocation targets, effective as of March 31, 2010, expressed as a percentage of the market value of the Retirement Plan’s assets, are summarized in the table below:

Asset Class	Minimum	Target Average	Maximum
Equity Securities	55%	60%	65%
Debt Securities	35%	40%	45%
Alternative Investments(1)	- %	- %	5%

(1) Includes Real Estate

Due to market value fluctuations, Retirement Plan assets will require rebalancing from time-to-time to maintain the target asset allocation.

During the first quarter of 2010, Management began a transition to a long-duration investment strategy for its pension plan assets.  Management’s intent in making the change is to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets with liabilities.  The transition is expected to take between two and three years and result in changing the asset allocation to a 50/50 split between debt and equity.  In addition, this policy is intended to:

•	Achieve a rate of return for the Plan over the long-term that contributes to meeting the Plan’s current and future obligations, including actuarial interest and benefit payment obligations.
•
Earn long-term returns from capital appreciation and current income that at least keep pace with inflation over the long term by meeting or exceeding the benchmark index net of fees as described below.

There are no assurances that the Retirement Plan’s return objectives will be achieved.

The benchmark index is currently comprised of 33% Russell 1000 Stock Index; 12% Russell 2500 Stock Index; 15% Morgan Stanley Capital International Europe, Australasia and Far East (MSCI EAFE) International Stock Index (Net); 5% Russell Open-End Real Estate Mean; and 35% LB Aggregate Bond Index.

The targeted benchmark index over the next two to three years during the transition to long-duration investment strategy is comprised of 28% Russell 1000 Stock Index; 10% Russell 2500 Stock Index; 12% Morgan Stanley Capital International Europe, Australasia and Far East (MSCI EAFE) International Stock Index (Net); 50% BC Long Government Credit Index.

Management uses outside consultants and outside investment managers to aid in the determination of the Retirement Plan’s asset allocation and to provide the management of actual plan assets, respectively.

OPEB Estimates of Long-Term Rates of Return

The expected long-term rate of return on OPEB assets is 8.0%, net of investment expenses.  In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments, the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists.  The expected return for each asset class was then weighted based on the respective Plans’ target asset allocation.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Plan’s strategy.

OPEB Policy and Strategy

Central Hudson’s VEBA investment policy seeks to achieve a rate of return for each VEBA over the long term that contributes to meeting each VEBA’s current and future obligations, including interest and benefit payment obligations.  The policy also seeks to earn long-term returns from capital appreciation and current income that at least keep pace with inflation over the long term.  However, there are no assurances that the OPEB Plan’s return objectives will be achieved.

The asset allocation strategy employed in the VEBAs reflects Central Hudson’s return objectives and what Management believes is an acceptable level of short-term volatility in the market value of each VEBA's assets in exchange for potentially higher long-term returns.  The mix of assets shall be broadly diversified by asset class and investment styles within asset classes, based on the following asset allocation targets, expressed as a percentage of the market value of each VEBA’s assets, summarized in the table below:

Asset Class	Minimum	Target Average	Maximum
Equity Securities	55%	65%	75%
Debt Securities	25%	35%	35%

Due to market value fluctuations, the OPEB Plan assets will require rebalancing from time-to-time to maintain the target asset allocation.

Management uses outside consultants and outside investment managers to aid in the determination of the OPEB Plan’s asset allocation and the management of actual plan assets, respectively.

Employer contributions for OPEB totaled $0.5 million during the three months ended March 31, 2010.  There were no employer contributions for OPEB during the three months ended March 31, 2009.  Contribution levels are determined by various factors including the discount rate, expected return on plan assets, medical claims assumptions used, mortality assumptions used, benefit changes, and corporate resources.

NOTE 11 – Equity-Based Compensation

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 Plan is as follows:

Grant Date	Grant Date Fair Value	Performance Shares Granted	Performance Shares Outstanding at March 31, 2010
January 25, 2007	$50.56	21,330	19,380
January 24, 2008	$35.76	33,440	31,900
January 26, 2009	$49.29	36,730	36,730
February 8, 2010	$38.62	48,740	48,740

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

Performance shares granted January 25, 2007 and shown as outstanding as of March 31, 2010 in the above table are expected to be paid out in May 2010.  Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan will receive shares issued from CH Energy Group's treasury stock.  Additionally, due to the retirement of one of Central Hudson's executive officers on January 1, 2010, a pro-rated number of shares under the January 24, 2008 and January 26, 2009 grants are expected to be paid to this individual in July 2010.  CH Energy Group treasury stock will be utilized for the satisfaction of this award as well.

The following table summarizes compensation expense for performance shares for the three months ended March 31, 2010 and 2009 (In Thousands):

	Three Months Ended
	March 31,
	2010	2009
Performance shares - compensation expense	$604	$213

Stock Options

The following table summarizes information concerning stock options outstanding as of March 31, 2010:

				Weighted
		Number of	Number of	Average	Number of
	Exercise	Options	Options	Remaining	Options
Date of Grant	Price	Granted	Outstanding	Life in Years	Exercisable
January 1, 2001	$44.06	59,900	18,560	0.75	18,560
January 1, 2003	$48.62	36,900	17,420	2.75	17,420
		96,800	35,980	1.72	35,980

A summary of the status of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

Weighted
		Weighted	Average Remaining
	Stock Option	Average	Life
	Shares	Exercise Price	in Years
Outstanding at 12/31/09	35,980	$46.27	1.97
Granted	-	-
Exercised	-	-
Expired / Forfeited	-	-
Outstanding at 3/31/10	35,980	$46.27	1.72

Total CH Energy Group Shares Outstanding	15,813,388
Potential Dilution	0.2%

Compensation expense related to stock options for the three months ended March 31, 2010 and 2009 was not material.  The balance accrued for outstanding options was $0.1 million as of March 31, 2010 and 2009.  The intrinsic value of outstanding options was not material as of March 31, 2010 and 2009.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of March 31, 2010:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at March 31, 2010
January 2, 2008	Shares	10,000	$44.32	End of 3 years	8,900	(1)
January 2, 2008	Shares	2,100	$44.32	Ratably over 3 years	700
January 26, 2009	Shares	2,930	$49.29	End of 3 years	2,680	(2)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	14,375
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	3,060
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200

(1)
500 shares were forfeited upon resignation of the employee holding the shares and the vesting of 600 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith.

(2)	The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith.

The above shares granted were issued from CH Energy Group’s treasury.  In accordance with current accounting guidance related to equity based compensation, unvested restricted shares do not impact the number of common shares outstanding used in the basic EPS calculation.  Shares will not be issued with respect to restricted stock units until a specified future date defined within the individual agreement.  The total unvested outstanding restricted shares and stock units noted above have been included in the diluted EPS calculation for the three months ended March 31, 2010 and 2009.  The total compensation expense recognized for these restricted shares and stock units was $0.1 million for the three months ended March 31, 2010 and not material for the three months ended March 31, 2009.  Total recognized tax benefits related to these restricted shares and stock units was not material for the three months ended March 31, 2010 and 2009.

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  On an annual basis, the electricity purchased through the Entergy contract represents approximately 23% of Central Hudson’s full-service customer requirements.  For the three months ended March 31, 2010 and 2009, the energy supplied under this agreement cost approximately $13.8 million and $13.0 million, respectively.

In the event the above noted counterparty is unable to fulfill its commitment to deliver under the terms of the agreements, Central Hudson would obtain the supply from the NYISO market, and under Central Hudson’s current ratemaking treatment, recover the full cost from customers.  As such, there would be no impact on earnings.

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

Environmental Matters

Central Hudson

•	Air

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

•	Former Manufactured Gas Plant Facilities

Like most late 19th and early 20th century utilities in the Northeastern United States, Central Hudson and its predecessors owned and operated manufactured gas plants (“MGPs”) to serve their customers’ heating and lighting needs.  MGPs manufactured gas from coal and oil.  This process produced certain by-products that may pose risks to human health and the environment.

The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at eight sites in Central Hudson’s franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed seven of these sites on the New York State Environmental Site Remediation Database.  A number of the sites are now owned by third parties and have been redeveloped for other uses.  The DEC began making inquiries regarding a ninth site in May 2009.  The status of the sites is as follows:

Site		Status
#1	Beacon, NY
Interim Remediation work complete.  Final Report approved by the DEC.  A site Management Plan is being developed by Central Hudson.  The property owner is finalizing a deed restriction for the property with the DEC.

#2	Newburgh, NY
The DEC has approved the Construction Completion Report for the remediation that was completed at Area A of the site.  Remediation is currently underway in Areas B and C, and is scheduled to be completed by the end of 2010.  Site restoration work will be completed in 2011.

#3	Laurel Street Poughkeepsie, NY
Remediation work is complete.  The Construction Completion Report is under review by the DEC.  As requested by the DEC, fifteen additional monitoring wells were installed in the 1st quarter of 2010.  Quarterly monitoring will begin in the 2nd quarter of 2010.

#4	North Water Street Poughkeepsie, NY	As requested by the DEC, additional land and river investigations will be conducted in the 2nd quarter of 2010. Monitoring for the Reactive Cap Pilot study is ongoing.
#5	Kingston, NY
Additional land and river investigations have been approved by the DEC.  Work will begin in the 2nd quarter of 2010.  Previously, a license agreement with a private party and Central Hudson had allowed the presence and mooring of tug boats and a “Dry Dock” in the Rondout Creek in front of the Kingston site.  All tugs have been removed by the owner.  There has previously been disagreement as to the overall responsibility of the “Dry Dock” which has sunk and resides at the bottom of the Rondout Creek waterway.  We are currently involved in legal proceedings seeking to get the “Dry Dock” removed, and while responsibility for the “Dry Dock” appears to have been established as belonging to the private party, the outcome of the proceedings is uncertain.

#6	Catskill, NY	Site investigation has been completed under the DEC-approved Brownfield Cleanup Agreement. A Remedial Investigation Report will be submitted to the DEC in the 2nd quarter of 2010.
#7	Saugerties, NY	This site has been removed from the DEC listing of sites in which Central Hudson has remedial responsibility.
#8	Bayeaux Street Poughkeepsie, NY	Central Hudson does not believe it has any further liability for this site.
#9	Broad Street Newburgh, NY
The DEC began making inquiries about this additional site in May 2009.  Central Hudson does not believe it has any liability for this site and has responded to the DEC on June 22, 2009 confirming this position.

In the second quarter of 2008, Central Hudson updated the estimate of potential remediation and future operating, maintenance, and monitoring costs for sites #2, 3, 4, 5 and 6, indicating the total cost for the five sites could exceed $165 million over the next 30 years.  Amounts are subject to change based on current investigations, final remedial design (and associated engineering estimates), DEC and NYS Department of Health ("NYSDOH") comments and requests, remedial design changes/negotiations, and changed or unforeseen conditions during the remediation or additional requirements following the remediation.

Site #1 interim remediation work has been completed and the final report has been approved by the DEC.  With regards to sites #7, 8, and 9, Central Hudson does not have sufficient information to estimate its potential remediation cost, if any; as Central Hudson believes that it has no liability for these sites.

Information for sites #2 through #6 are detailed in the chart below (In Thousands):

Site #	Estimate	Liability Recorded as of 12/31/09	Amounts Spent in 2010(3)	Liability Adjustment	Liability Recorded as of 3/31/10	Current Portion of Liability at 3/31/10	Long term portion of Liability at 3/31/10
2, 3(1)	$44,700	$18,554	$(4,262)	$96	$14,388	$11,084	$3,304
4, 5, 6(2)	121,000	1,676	(78)	-	1,598	1,250	348
	$165,700	$20,230	$(4,340)	$96	$15,986	$12,334	$3,652

(1)
The estimates for sites #2 and 3 are currently based on the actual completed or contracted remediation costs.  However, these estimates are subject to change.  The estimated liability recorded for sites #2 and 3 are based on estimates of remediation costs for the proposed clean-up plans.

(2)
No amounts have been recorded in connection with physical remediation for sites #4, 5 and 6.  Absent DEC-approved remediation plans, Management cannot reasonably estimate what cost, if any, will actually be incurred.  The estimated liability for sites #4, 5 and 6 are based on the latest forecast of activities at these sites in connection with estimated costs for preliminary investigations, site testing and development of remediation plans for these sites.  For additional discussion of estimates, see paragraphs below.

(3)	Amounts spent in 2010 as shown above do not include legal fees of approximately $11,000.

The estimates for sites #4, 5 and 6 were based on partially completed remedial investigations and current DEC and NYSDOH preferences related to site remediation, and are considered conceptual and preliminary.  The cost estimate involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State.  The cost estimate also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval.  Further, the updated estimate could change materially based on changes to technology relating to remedial alternatives and changes to current laws and regulations.

Pursuant to the 2006 Rate Order, Central Hudson is permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.  Central Hudson spent $4.4 million in the three months ended March 31, 2010 related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  Based on the 2006 Rate Order, on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation and Remediation Costs.  The 2009 Rate Order provided for an increase in this rate allowance to an amount of $2.8 million during the July 2009 through June 2010 rate year.  Additionally, the 2009 Rate Order authorized recovery of amounts spent over the rate allowance from a net electric regulatory liability balance and authorizes continued deferral for all other MGP site remediation expenditures.  The total MGP Site Investigation and Remediation costs recovered from July 1, 2007 through March 31, 2010 was approximately $10.0 million, with $3.9 million recovered in the first quarter of 2010.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities.  Certain of these insurers have denied coverage.

Future remediation activities, including operating, maintenance and monitoring and related costs may vary significantly from the assumptions used in Central Hudson's current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs via collection in rates from customers and/or through insurance.

•	Little Britain Road

In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York.  In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site, and in 1995, the DEC issued an Order of Consent in which Central Hudson agreed to conduct the PSA.  In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling.  Central Hudson believes that it has fulfilled its obligations under the VCA and should receive the release provided for in the VCA, but the DEC has proposed that additional ground water work be done to address groundwater sampling results that showed the presence of certain contaminants at levels exceeding DEC criteria.  Central Hudson believes that such work is not necessary and has completed a soil vapor intrusion study showing that indoor air at the facility met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards; in addition, in 2008, it also installed an indoor air vapor mitigation system (that continues to operate).  At this time Central Hudson does not have sufficient information to estimate the need for additional remediation or potential remediation costs.  Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.  Central Hudson cannot predict the outcome of this matter.

•	Asbestos Litigation

As of March 31, 2010, of the 3,319 asbestos cases brought against Central Hudson, 1,189 remain pending.  Of the cases no longer pending against Central Hudson, 1,978 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 152 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases.  Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the three months ended March 31, 2010, Griffith spent approximately $30,000 on remediation efforts in Maryland, Virginia and Connecticut.

Griffith has a reserve for environmental remediation which is $3.5 million as of March 31, 2010, of which $0.3 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith’s indemnification obligation is subject to a number of limitations, including time limits within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith’s liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith’s obligation to indemnify the purchaser for breaches of many of Griffith’s representations and warranties and for certain environmental liabilities.  The Company has reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  Management believes this is the maximum amount Griffith is likely to be required to pay with respect to its indemnification obligations under the sale agreement.

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$145,962	$69,087	$84,467	$3,126	$-		$302,642
Intersegment revenues	1	175	-	-	(176)		-
Total revenues	145,963	69,262	84,467	3,126	(176)		302,642
Operating income	20,127	13,632	7,343	186	-		41,288
Interest and investment income	762	363	1	599	(598	)(1)	1,127
Interest charges	5,095	1,341	521	949	(598	)(1)	7,308
Income before income taxes	15,607	12,518	6,880	(257)	-		34,748
Net income (loss) attributable to CH Energy Group	9,111	7,292	4,059	(24)	-		20,438
Segment assets at March 31	1,189,303	371,030	107,564	93,046	(451	)(2)	1,760,492

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,420 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2009
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$156,753	$90,123	$73,008		$2,212	$-		$322,096
Intersegment revenues	6	219	-		-	(225)		-
Total revenues	156,759	90,342	73,008		2,212	(225)		322,096
Operating income	15,747	11,484	9,944		(276)	-		36,899
Interest and investment income	351	395	5		1,417	(1,052	)(1)	1,116
Interest charges	4,880	1,338	560		128	(1,052	)(1)	5,854
Income before income taxes	10,952	10,447	9,513		(529)	-		30,383
Net income attributable to CH Energy Group	6,295	6,056	10,026	(3)	744	-		23,121
Segment assets at March 31	1,123,341	391,559	193,175		38,920	(75	)(2)	1,746,920

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,417 related to Lyonsdale.
(3)	Includes income from discontinued operations of $4,377.

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2010
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$145,962	$69,087	$-	$215,049
Intersegment revenues	1	175	(176)	-
Total revenues	145,963	69,262	(176)	215,049
Operating income	20,127	13,632	-	33,759
Interest and investment income	762	363	-	1,125
Interest charges	5,095	1,341	-	6,436
Income before income taxes	15,607	12,518	-	28,125
Income available for common stock	9,111	7,292	-	16,403
Segment assets at March 31	1,189,303	371,030	-	1,560,333

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$156,753	$90,123	$-	$246,876
Intersegment revenues	6	219	(225)	-
Total revenues	156,759	90,342	(225)	246,876
Operating income	15,747	11,484	-	27,231
Interest and investment income	351	395	-	746
Interest charges	4,880	1,338	-	6,218
Income before income taxes	10,952	10,447	-	21,399
Income available for common stock	6,295	6,056	-	12,351
Segment assets at March 31	1,123,341	391,559	-	1,514,900

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

At March 31, 2010, Central Hudson had open derivative contracts to hedge natural gas prices during November 2010 - March 2011, covering approximately 13.8% of Central Hudson's projected total natural gas supply requirements during this period.  In 2009, derivative transactions were used to hedge 37.4% of Central Hudson’s total natural gas supply requirements.

Additionally, Central Hudson had open derivative contracts at March 31, 2010 to hedge the price of approximately 21.2% of its projected electricity requirements in April 2010 – December 2010 and 21.6% and 22.1% of its electricity requirements in each of the years 2011 and 2012, respectively.  In 2009, Central Hudson hedged approximately 24.8% of its total electricity supply requirements with OTC derivative contracts.

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

At March 31, 2010, Griffith had open OTC call option positions covering approximately 1.6% of its anticipated fuel oil supply requirements for the month of April 2010.  In 2009, derivative instruments were used to hedge 3.6% of total fuel oil requirements.

•
Weather derivative contracts are used to limit the effect on earnings of significant variances in weather conditions from normal patterns.  Weather derivatives are financial instruments that can be used as part of a risk management strategy to reduce risk associated with adverse or unexpected weather conditions.

Accounting for Derivatives

Current accounting guidance for derivative instruments and hedging activities requires that an entity recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet with the corresponding unrealized gains or losses recognized in earnings.  The guidance notes that for hedging activities that the change in the fair value of the derivative is allocated, in accordance with the hedge documentation, into three possible components: the “effective portion,” the “ineffective portion,” and “the excluded portion.”  Changes in the ineffective and excluded portions are always recognized immediately in earnings, regardless of the type of hedging relationship.  The guidance permits the deferral of the effective portion of unrealized gains and losses on derivatives that are properly designated as hedges.

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

Griffith purchases call option contracts to establish ceiling prices to limit its earnings and cash flow exposure to changes in commodity prices for meeting its heating oil supply requirements for capped price programs that are not hedged by firm purchase commitments.  The change in fair value of the options is included in the cost of sales as the hedged transactions occur.

On December 11, 2009, Griffith completed the sale of operations in certain geographic locations, which serviced approximately 45,000 customers.  On that date, Griffith held 38 call option contracts that were purchased to mitigate the price risk on forecasted purchases of heating oil relating to fixed cap price customers within the Northeast territory during the 2009-2010 heating season.  Prior to this sale, all of Griffith’s call option contracts were designated at inception and accounted for as cash flow hedges.  Griffith has removed the designation of the cash flow hedge on these 38 option contracts as the underlying transactions (i.e. the purchase of heating oil for these customers) will no longer occur at Griffith and therefore Griffith is no longer exposed to the price risk associated with these transactions.  The effective date of this de-designation is October 1, 2009 for those contracts entered into prior to that date.  Any contracts that were purchased on or after October 1, 2009, were designated at inception as derivatives not accounted for as hedges.  Current accounting guidance specific to removing the designation of a hedge requires that Griffith discontinue the hedge accounting treatment prospectively for the 38 call options once it removes the designation of the cash flow hedge and retain the net unrealized gain or loss associated with these contracts in accumulated other comprehensive income until the contract settles.

Additionally, on December 11, 2009, Griffith entered into a new derivative financial instrument with the purchaser of Griffith’s operations.  Griffith agreed to pay the counterparty an amount equal to the economic benefit realized upon the settlement of the 38 call option contracts discussed above and recorded a liability on December 11, 2009, equal to the fair value of these underlying contracts.  This liability will be recorded at fair value each reporting period and the change in fair value will be recognized in the income statement.  This change in fair value of the liability instrument will offset the change in the fair value of the 38 underlying option contracts in an asset position, resulting in no net impact on Griffith’s earnings.  As of March 31, 2010, 7 of the original 38 call option contracts remained open.

As of December 31, 2009, in addition to the 38 contracts noted above, Griffith held 5 other call option contracts that were initially designated and accounted for as cash flow hedges.  Effective October 1, 2009, Griffith has also removed the designation of the cash flow hedge on these remaining 5 option contracts, as it is Management’s position that it is no longer cost effective to perform on-going effectiveness tests and documentation to comply with current accounting guidance for derivative instruments and hedging activities, based on the immateriality of these remaining contracts.  In accordance with current accounting guidance specific to removing the designation of a hedge, Griffith will prospectively discontinue the hedge accounting treatment for these 5 call options and the net unrealized gain or loss associated with these contracts will remain in accumulated other comprehensive income until the hedged transaction settles.  As of March 31, 2010, 1 call option contract of the 5 for which Griffith removed the designation of a cash flow hedge, remained open.

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

To help limit the credit exposure of their derivatives, Central Hudson and Griffith enter into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Central Hudson and Griffith both hold contracts for derivative instruments under master netting agreements.  Of the sixteen total agreements held by both companies, eleven contain credit-risk related contingent features.  As of March 31, 2010, there were 13 open derivative contracts under these eleven master netting agreements containing credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on March 31, 2010 if the contingent features were triggered, are described below.

Contingent Contracts
(Dollars In Thousands)

	As of March 31, 2010
Triggering Event	# of Contracts Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	1	$(30)	$(30)
Credit Rating Downgrade (to below BBB-)	3	(33)	(33)
Adequate Assurance(1)	1	(10,051)	(9,551)
Total Central Hudson	5	(10,114)	(9,614)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	5	46	46
Adequate Assurance(1)	3	18	18
Total Griffith	8	64	64

Total CH Energy Group	13	$(10,050)	$(9,550)

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group has elected gross presentation for its derivative contracts under master netting agreements.  On March 31, 2010, Central Hudson had collateral of $0.5 million posted against the fair value amount of derivatives under one of these agreements and Griffith had no collateral posted.  CH Energy Group’s policy is to also report the collateral positions on a gross basis.

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

Gross Fair Value of Derivative Instruments
(In Thousands)

	March 31, 2010	December 31, 2009	March 31, 2009
Derivatives in an Asset Position:
Not Designated as Hedging Instruments:(1)
Central Hudson electricity swap contracts	$-	$314	$-
Central Hudson natural gas swap contracts	-	79	-
Central Hudson interest rate cap contract	-	-	-
Total Central Hudson Derivatives in an Asset Position	-	393	-

Griffith heating oil call option contracts	64	348	2

Total CH Energy Group Derivatives in Asset Position	$64	$741	$2

Derivatives in a Liability Position:
Not Designated as Hedging Instruments:(1)
Central Hudson electricity swap contracts	$(36,628)	$(12,297)	$(17,506)
Central Hudson natural gas swap contracts	(111)	(1,256)	(3,010)
Total Central Hudson Derivatives in a Liability Position	(36,739)	(13,553)	(20,516)

Griffith other derivative financial instrument	(50)	(284)	-

Total CH Energy Group Derivatives in Liability Position	$(36,789)	$(13,837)	$(20,516)

(1)	See discussion following tables for additional information regarding regulatory treatment of gains and losses on Central Hudson's derivative contracts.

The Effect of Derivative Instruments on the Statements of Income
(In Thousands)

CH Energy Group:

Designated as Hedging Instruments:
Not Material

For the three months ended March 31, 2010 and 2009, the amount of loss recognized in income for Griffith heating oil call option contracts designated as hedging instruments was not material.  The loss reclassified from Accumulated OCI into income for Griffith's heating oil call option contracts for all periods presented is located in purchased petroleum.

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as Increase/(Decrease) in the Income Statement		Location of Gain/(Loss)
	Three Months Ended March 31,
	2010	2009
Central Hudson electricity swap contracts	$(2,850)	$(3,464)	Regulatory asset(1)
Central Hudson natural gas swap contracts	(1,778)	(11,021)	Regulatory asset(1)
Central Hudson interest rate cap contract	-	-	Regulatory asset(1)
Griffith heating oil call option contracts	(14)	-	Purchased petroleum
Griffith other derivative financial instrument	51	-	Purchased petroleum
Total	$(4,591)	$(14,485)

Central Hudson:

Designated as Hedging Instruments:
None

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as Increase/(Decrease) in Purchased Electric and Purchased Natural Gas		Location of Gain/(Loss)
	Three Months Ended March 31,
	2010	2009
Electricity swap contracts	$(2,850)	$(3,464)	Regulatory asset(1)
Natural gas swap contracts	(1,778)	(11,021)	Regulatory asset(1)
Interest rate cap contract	-	-	Regulatory asset(1)
Total	$(4,628)	$(14,485)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

The total fair value of open derivative instruments held by Griffith at March 31, 2010, December 31, 2009 and March 31, 2009 was not material.  These amounts were recorded in each period as part of the cost or price of the related commodity transactions.  The fair values of call options are determined based on the market value of the underlying commodity.  The total net gain including premium expense was not material in the three months ended March 31, 2010.  A total net loss including premium expense was not material in the three months ended March 31, 2009.

In addition to the above, Griffith uses weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns, if such contracts can be obtained on reasonable terms.  Weather derivative contracts are accounted for in accordance with guidance specific to accounting for weather derivatives.  In the three months ended March 31, 2010, Griffith made a settlement payment of $0.1 million to a counterparty.  In the three months ended March 31, 2009, Griffith made a settlement payment of $0.2 million to a counterparty.

NOTE 15 – Fair Value Measurements

Assets and Liabilities Recorded at Fair Value

Current accounting guidance related to fair value measurements establishes a fair value hierarchy to prioritize the inputs used in valuation techniques based on observable and unobservable data, but not the valuation techniques themselves.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or a liability.  Classification of inputs is determined based on the lowest level input that is significant to the overall valuation.  The fair value hierarchy prioritizes the inputs to valuation techniques into the three categories described below:

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

On March 31, 2010, CH Energy Group reported one major category of assets and liabilities at fair value; derivative contracts.  Derivative contracts are measured on a recurring basis.  The fair value of CH Energy Group's reportable assets and liabilities at March 31, 2010, December 31, 2009 and March 31, 2009 by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2010
Assets:
Derivative Contracts:
Griffith - heating oil	$64	$64	$-	$-
Central Hudson - interest rate cap	-	-	-	-
Total Assets	$64	$64	$-	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(36,628)	$-	$-	$(36,628)
Central Hudson - natural gas	(111)	(111)	-	-
Griffith - other derivative financial instrument	(50)	-	(50)	-
Total Liabilities	$(36,789)	$(111)	$(50)	$(36,628)

As of December 31, 2009
Assets:
Derivative Contracts:
Central Hudson - electric	$314	$-	$-	$314
Central Hudson - natural gas	79	79	-	-
Griffith - heating oil	348	348	-	-
Central Hudson - interest rate cap	-	-	-	-
Total Assets	$741	$427	$-	$314

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(12,297)	$-	$-	$(12,297)
Central Hudson - natural gas	(1,256)	(1,256)	-	-
Griffith - other derivative financial instrument	(284)	-	(284)	-
Total Liabilities	$(13,837)	$(1,256)	$(284)	$(12,297)

As of March 31, 2009
Assets:
Derivative Contracts:
Griffith - heating oil	$2	$2	$-	$-
Total Assets	$2	$2	$-	$-

Liabilities:
Derivative Contracts:
Central Hudson - Electric	$(17,506)	$-	$-	$(17,506)
Central Hudson - Natural Gas	(3,010)	(3,010)	-	-
Total Liabilities	$(20,516)	$(3,010)	$-	$(17,506)

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Balance at Beginning of Period	$(11,983)	$(5,538)
Unrealized gains/(losses)	(24,645)	(11,968)
Realized losses	(2,850)	(3,464)
Purchases, issuances, sales and settlements	2,850	3,464
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(36,628)	$(17,506)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.  For more information regarding derivative activities of the Company, see Note 14 - "Accounting for Derivative Instruments and Hedging Activities."

Other Fair Value Disclosures

Financial instruments are recorded at carrying value in the financial statements, however, the fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

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

Notes Receivable:  To estimate the fair value of debt instruments, CH Energy Group performed a discounted cash flow analysis, specifically the Gross Yield Method (“GYM”).  The GYM discounts the contractual cash flows at an estimated market or risk-adjusted yield.  The cash flows from the note receivable from Cornhusker Holdings include the estimated quarterly payments based on the contractual cash coupon payment and payment-in-kind (“PIK”) feature.  The estimated risk adjusted yield was based on the following: (i) the total contractual coupon payment, (ii) the change in option adjusted spreads (“OAS”) between the amendment date and year-end, and (iii) a risk adjustment to account for the additional risk due to the PIK feature.  The estimated fair value of the note receivable was calculated as the sum of the present value of all quarterly payments and the final principal repayment.  Based on the assumptions and methodologies described, the fair value of the note receivable as of March 31, 2010 is $10.8 million.  The carrying amount of this note receivable as of March 31, 2010 that is reported in the balance sheet is $10.2 million.

CH Energy Group - Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

March 31, 2010

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$941	$37,007	$31,076	$41,650	$237,374	$372,048	$394,022
Estimated Effective Interest Rate	4.38%	6.86%	6.71%	6.93%	6.02%	5.94%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.37%	0.37%
				Total Debt Outstanding			$487,898	$509,872
				Estimated Effective Interest Rate			4.67%

December 31, 2009

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$941	$37,007	$31,076	$41,650	$237,373	$372,047	$385,527
Estimated Effective Interest Rate	4.38%	6.86%	6.71%	6.92%	6.02%	5.94%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
				Total Debt Outstanding			$487,897	$501,377
				Estimated Effective Interest Rate			4.78%

March 31, 2009

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$208,045	$298,045	$279,894
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.79%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						1.30%	1.30%
				Total Debt Outstanding			$413,895	$395,744
				Estimated Effective Interest Rate			4.61%

Central Hudson - Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

March 31, 2010

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$-	$36,000	$30,000	$14,000	$218,048	$322,048	$338,766
Estimated Effective Interest Rate	4.38%	-%	6.71%	6.93%	4.81%	5.86%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.37%	0.37%
				Total Debt Outstanding			$437,898	$454,616
				Estimated Effective Interest Rate			4.44%

December 31, 2009

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$-	$36,000	$30,000	$14,000	$218,047	$322,047	$332,908
Estimated Effective Interest Rate	4.38%	-%	6.71%	6.93%	4.81%	5.86%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
				Total Debt Outstanding			$437,897	$448,758
				Estimated Effective Interest Rate			4.56%

March 31, 2009

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$208,045	$298,045	$279,894
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.79%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						1.30%	1.30%
				Total Debt Outstanding			$413,895	$395,744
				Estimated Effective Interest Rate			4.61%

NOTE 16 – Subsequent Events

CH Energy Group has performed an evaluation of events subsequent to March 31, 2010 through the date the financial statements were issued and noted no additional items to disclose.

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Business Overview

CH Energy Group is a holding company with four business units:

Business Segments:
(1)	Central Hudson’s regulated electric utility business;
(2)	Central Hudson’s regulated natural gas utility business;
(3)	Griffith’s fuel distribution business;

Other Businesses and Investments:
(4)
CHEC’s investments in renewable energy supply, energy efficiency, an energy sector venture capital fund and the holding company’s activities, which consist primarily of financing its subsidiaries and business development.

A breakdown by business unit of CH Energy Group’s operating revenues of $302.6 million and $322.1 million for the three months ended March 31, 2010 and 2009, respectively, is illustrated below.

CH Energy Group Revenue by Business Unit

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 1st Quarter 2010: 22% cost recovery revenues + 26% other revenues = 48%
Electric 1st Quarter 2009: 29% cost recovery revenues + 20% other revenues = 49%
Natural gas 1st Quarter 2010: 14% cost recovery revenues + 9% other revenues = 23%
Natural gas 1st Quarter 2009: 20% cost recovery revenues + 8% other revenues = 28%
Griffith 1st Quarter 2010: 27% commodity + 1% other revenues = 28%
Griffith 1st Quarter 2009: 21% commodity + 1% other revenues = 22%

A breakdown by business unit of CH Energy Group’s net income of $20.4 million and $23.1 million for the three months ended March 31, 2010 and 2009, respectively, is illustrated below.

CH Energy Group Net Income by Business Unit

(1)      Includes income from discontinued operations of $4.4 million for the three months ended March 31, 2009.

Due to the seasonality of the fuel oil distribution and natural gas businesses, each business unit’s relative contribution to total earnings can vary significantly from quarter to quarter.  As such, a more meaningful view of results can be seen on a twelve month basis.  For the twelve months ended March 31, 2010, CH Energy Group derived 88% of its net income from the regulated electric and natural gas business and 12% of its net income from the non-regulated businesses.  During the twelve months ended March 31, 2010, the net income from non-regulated businesses included $5.5 million from discontinued operations due to Griffith’s sale of operations in certain geographic locations.

A breakdown by segment of CH Energy Group’s total assets of $1.8 billion as of March 31, 2010 is illustrated below.

CH Energy Group Assets at March 31, 2010, by Business Unit

As the graph above indicates, as of March 31, 2010, 89% of CH Energy Group’s assets were employed in the electric and natural gas businesses, which are subject to regulation by the Public Service Commission (“PSC”) (as discussed in more detail below).  The remaining 11% of its assets at March 31, 2010 were employed in non-regulated businesses.

CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and through share price appreciation that is expected to result from earnings growth over the long term.  CH Energy Group seeks to employ its resources in a manner that supports steady growth.  CH Energy Group seeks to invest in projects that have risk and volatility profiles over the long term that are similar to Central Hudson.  CH Energy Group seeks to achieve this result through careful risk management and by regularly considering a range of strategies that include: acquisitions, operating efficiency improvements, capital structure, allocation of capital to each business unit, entry into new lines of business, and divesting all or portions of existing lines of business.  The particular strategy CH Energy Group employs from this range of options is periodically reviewed by Management and its Board of Directors.  Factors considered in decision-making include changes in the internal and external environment as well as the expected significance of each strategy to CH Energy Group’s ability to achieve its objective.

In pursuit of its objectives, in 2010, CH Energy Group continues to invest in Central Hudson’s infrastructure, review opportunities for Griffith to expand its service offerings, reduce costs and make selected "tuck-in" acquisitions, explore additional wind and landfill gas projects, explore divestiture of non-core assets, and evaluate new growth opportunities in all of its business units.

Central Hudson plans to continue investing in the replacement of aging infrastructure, upgrading the electric grid to enhance service for its customers, and make capital investments to reduce operational expenses.  While load growth was minimal in 2009, total infrastructure investments were still substantially higher than annual depreciation, which resulted in a net increase to Central Hudson’s rate base.  Central Hudson is permitted by its regulators to recover its cost of capital on invested rate base.  Infrastructure investments are expected to continue to exceed annual depreciation for the foreseeable future-increasing rate base, and providing the basis for earnings growth over the long term.

In July 2009, Central Hudson filed a request to increase its electric and natural gas rates effective July 1, 2010.  The request was necessary to fund ongoing and needed investments in the region's electric and natural gas infrastructure; to recover expenses associated with continued environmental compliance; to address externally imposed costs, such as rising property taxes; to maintain service levels, including our vegetation management program to reduce the incidence of service interruptions due to tree contact with utility lines; and to continue important safety programs, such as stray voltage testing.  In February 2010, Central Hudson, the Staff of the Public Service Commission and Multiple Intervenors filed a proposed 3-year rate settlement.  With the implementation of revenue decoupling mechanisms ("RDMs") effective July 2009, Central Hudson believes that the benefits of entering into a 3-year rate agreement outweigh the risk of limiting its ability to increase rates during this period beyond the level agreed to in the settlement.  Management believes that agreeing to the 3-year rate settlement reduces earnings and cash flow uncertainties surrounding Central Hudson’s ability to obtain rate increases during this period and allows the company to focus on its operations.

At Griffith, the suspension of acquisitions that began in 2008 as a result of unprecedented energy price volatility was continued throughout 2009.  Management believes the 2009 divestiture of approximately 43% of Griffith’s assets, including customers that tended to have higher usage and exhibit higher sensitivity to price, will reduce Griffith’s exposure to wholesale oil prices and resulting volatility that Griffith’s operations have had on CH Energy Group’s consolidated earnings and cash flow.  The remaining Griffith business in the Mid-Atlantic region offers service to its core customers who tend to favor full-service and change suppliers less frequently.  During the first three months of 2010, Management resumed its prior acquisition strategy to expand through selected “tuck-in” acquisitions in the Mid-Atlantic region.  This growth strategy focuses on acquiring and retaining full-service customers in geographic areas that overlap Griffith’s existing operations.

In the first three months of 2010, CHEC continued to focus on its renewable energy projects.  CH Shirley, a wholly owned subsidiary of CHEC, has invested $13.8 million to date, of the approximate $50 million committed, in a 20-megawatt wind farm facility in Wisconsin.  Construction began at the end of the first quarter and is expected to be completed in the fourth quarter of 2010.  Also, the CH-Auburn landfill project began operation in January 2010 and was declared commercial in February 2010.  These investments are discussed in more detail under "Other Businesses and Investments."

Going forward, Management will continue reviewing its businesses with the goal of increasing shareholder value.  Specifically, Central Hudson will continue investing in and expanding its energy delivery infrastructure; Griffith plans to seek attractive “tuck-in” acquisitions and explore potential new service offerings to existing customers, and CHEC plans to pursue additional renewable energy investments with risk and volatility profiles that are similar to those of Central Hudson.  Additionally, CH Energy Group may evaluate opportunities for additional business acquisitions or divestitures including opportunities to invest in another regulated utility.  Based on current market conditions, the Company does not intend to invest in new ethanol projects.

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

On July 31, 2009, Central Hudson filed a one year electric and natural gas rate case with the PSC seeking to increase, effective July 1, 2010, the electric and natural gas delivery rates which have been in effect since July 1, 2009.  The filing proposed one-year increases of $15.2 million and $3.9 million of electric and natural gas delivery rates, respectively.  The filing was made to obtain rate relief needed to recover on-going costs of providing electric and gas delivery services and cost increases resulting from regulatory mandates, rising property taxes and uncollectibles, costs associated with MGP remediation and cost of debt.

This filing resulted in Central Hudson, PSC Staff, and Multiple Intervenors entering into a negotiated three year settlement Joint Proposal ("2010 Joint Proposal") to be considered by the PSC.  The PSC may accept, reject, or modify the 2010 Joint Proposal filed with the Commission on February 3, 2010.  Under the terms of the 2010 Joint Proposal, an increase to electric delivery revenues of $30.2 million over a three-year term is to be phased in with annual electric delivery rate increases of approximately $11.8 million as of July 1, 2010, $9.3 million as of July 1, 2011 and $9.1 million as of July 1, 2012.  A natural gas delivery revenue increase of $9.7 million is to be phased-in over three years with natural gas delivery rate increases of $5.7 million as of July 1, 2010, $2.4 million as of July 1, 2011 and $1.6 million as of July 1, 2012.  The impact on customers of the electric rate increase will be moderated by continuing the credit to customers’ bills that began with the 2009 Rate Order.  These credits totaled $20 million in the current rate year and will be reduced to $12 million and $4 million in rate years 1 and 2 of the 2010 Joint Proposal, respectively, after which the credit mechanism will end.

Management cannot predict the outcome of the proceeding.  Additional information regarding the status of the 2010 Joint Proposal is discussed in greater detail in the "2009 New Electric and Natural Gas Rate Filing Request" discussion within the "Regulatory Matters - PSC Proceedings" section.

All of the provisions of the 2010 Joint Proposal are subject to final PSC approval.

Griffith

Griffith provides its products and services to approximately 58,000 customers in Delaware, Washington, D.C., Maryland, Pennsylvania, Virginia and West Virginia.  Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning equipment.

Below is a breakdown of Griffith’s gross profit from continuing operations of $20.4 million and $23.6 million by petroleum product and by service and installations for the three months ended March 31, 2010 and 2009, respectively.

Griffith Gross Profit by Product & Service Line

Gross profits from discontinued operations of $16.5 million by product and service lines for the three months ended March 31, 2009, excluded from the chart above are as follows:

Heating Oil: $12.1 million, or 73% for the three months ended March 31, 2009
Motor Fuels: $0.7 million, or 4% for the three months ended March 31, 2009
Other Fuels: $0.7 million, or 4% for the three months ended March 31, 2009
Service & Installations: $2.9 million, or 18% for the three months ended March 31, 2009
Other: $0.1 million, or 1% for the three months ended March 31, 2009

Griffith’s Management seeks to increase shareholder value primarily through increased earnings as a result of accretive acquisitions, effective marketing programs and continued improvements in operations.  Griffith intends to provide its free cash flow to CH Energy Group for reinvestment by CH Energy Group or to support CH Energy Group’s dividend to its shareholders.  Management’s strategies to achieve these goals include effectively managing costs, minimizing commodity risk and expanding margins.

Management believes that Griffith’s strong brand name, effective cost management practices, and reputation for high quality, dependable service, position it well for future contributions to CH Energy Group’s earnings and cash flows.

With its reduced volatility of earnings and cash flows following the 2009 partial divestiture, Management has refocused its attention on growing the remaining business.  Management has re-established its prior “tuck-in” acquisition strategy and has begun exploring potential candidates.  Management has also commenced an effort to expand its Heating, Ventilating and Air Conditioning business in a manner that is expected to provide additional earnings and cash flow at reasonably predictable levels.

Other Businesses and Investments

In addition to Griffith, CHEC derives earnings through investments in renewable energy, energy efficiency and an energy sector venture capital fund.  This business unit also includes the holding company’s activities, which consist primarily of financing its subsidiaries and business development.

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

Income and cash flow from ethanol projects remain volatile and CHEC is not planning to invest in additional ethanol projects.

Notable Activity

Shirley Wind:  During 2009, CH Shirley Wind, LLC (“CH Shirley”), a wholly owned subsidiary of CHEC, committed to invest approximately $50 million for a 90% controlling interest in a 20-megawatt wind project in Wisconsin.  The project carries a 20-year power purchase agreement at pre-determined electric prices with Wisconsin Public Service Corporation for the electric output of the wind farm’s eight wind turbines.  This project is expected to contribute attractive, reasonably stable and predictable earnings and cash flows.  Construction began at the end of the first quarter 2010 and is expected to be completed in the fourth quarter of 2010.

Auburn Landfill Gas:  During 2009, CH-Auburn Energy, LLC ("CH-Auburn"), a wholly owned subsidiary of CHEC, committed to invest approximately $4.8 million, net of a $1.9 million grant received from the City of Auburn, NY (the “City”), in the construction, operation, and 100% ownership of a 3-megawatt landfill gas to electric project in the City.  The Company has entered into a 15-year energy services agreement with the City under which the City has agreed to provide all of the landfill gas or make-up natural gas required to operate the facility and to purchase all of the electric output from the facility at a pre-determined price.  Construction of the plant was substantially complete by year-end 2009, with operations beginning in January 2010, and commercial operations achieved in February 2010.

Cornhusker:  Cornhusker Energy Lexington, LLC (“CEL”) is a merchant plant that produces ethanol.  As a result, CEL faces ongoing commodity price risk and the risk that federal and state incentives may not be extended.  However, the Energy Independence and Security Act of 2007 increased requirements for blending ethanol with gasoline from 10.5 billion gallons in 2009 to 12 billion gallons in 2010.

CEL was obligated as part of its senior note agreement to complete the expansion of plant capacity and output from 40 million gallons per year to 57.5 million gallons per year by December 31, 2009.  Expansion of the plant’s capacity was substantially complete by that date.  The output testing achieved the capacity required for a 24-hour period, but it was unable to be sustained for the full 72-hour timeframe required.  CEL Management believes additional equipment upgrades and adjustments would be necessary to achieve this requirement.  A waiver was obtained from the senior lender in the second quarter of 2010 allowing the plant to operate at its current capacity without requiring any further expansion be undertaken.  The waiver will become effective upon the senior lender drawing on a letter of credit that has been made available by the majority owner of Cornhusker Holdings, which is expected to occur in may 2010.  CEL is current on all payments of principal and interest due under the senior note agreement and is in compliance with all other terms of the senior note agreement.  Management believes CHEC’s investment in Cornhusker Holdings is not impaired as of March 31, 2010 based on Management’s intent and ability to hold the investments until fully recovered, as well as an analysis of forecasted cash flows.

Overview of First Quarter Results

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

Earnings for CH Energy Group totaled $1.30 per share for the first quarter of 2010, down $0.17 per share as compared to the first three months of 2009.  Central Hudson’s contribution to earnings increased $0.26 per share.  However, this increase was more than offset by the decrease of $0.38 per share in earnings at Griffith and the decrease of $0.05 per share in earnings at CH Energy Group’s other businesses and investments.

First quarter 2010 results by business unit were as follows:

Central Hudson

Central Hudson's contribution to earnings per share was $1.04 per share, a $0.26 per share improvement over the first quarter of 2009.  Increased delivery rates and the RDM that became effective July 1, 2009, favorably impacted earnings compared to the first quarter of 2009.  Colder-than-normal weather and higher sales that occurred in the first three months of 2009 benefitted earnings in that quarter, at a time when there was no RDM to address the volatility associated with them.  Higher depreciation expense and higher property taxes also offset a portion of the delivery revenue increase.  Increased service restoration expense associated with storms also depressed first-quarter 2010 earnings, though Central Hudson’s incremental expenses associated with the largest storm restoration effort in its history have been deferred for future recovery and are therefore not reflected in these quarterly results.

Griffith

Griffith contributed $0.26 to earnings per share in the first quarter of 2010, a $0.38 per share reduction over the first quarter of 2009, primarily due to the partial divestiture in December 2009.  Excluding the impact of this partial divestiture, earnings were $0.10 lower in the first quarter of 2010 relative to the same period last year.  This decrease was due primarily to lower margins resulting from rising wholesale prices and warmer winter weather.

Other Businesses and Investments

CH Energy Group (the holding company) and CHEC’s partnerships and other investments had essentially no impact per share in the first quarter of 2010, a $0.05 per share decrease from the first quarter of 2009.  The decrease was largely due to higher interest expense at the holding company of $0.03 per share resulting from debt issued in the second quarter of 2009 to fund unregulated businesses and investments, including Griffith.

REGULATORY MATTERS – PSC PROCEEDINGS

2009 Electric and Natural Gas Rate Increase
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

Compliance Order:  On March 30, 2010 the PSC issued an Order Approving Tariff Amendments on a Permanent Basis and Mandating Compliance in this case.  The Order approved our June 30, 2009 rates and tariffs compliance filling on a permanent basis.  The Order also approved, with minor modifications, the Company’s Supplemental Austerity filing.  Finally, the Order clarified that the Commission intended net plant targets instead of capital expenditure targets.  As directed by the Order, the Company filed such targets on April 9, 2010.

Petition for Rehearing
(Cases 08-E-0887 and 08-G-0888 - Proceeding on Motion of the PSC as to the Rates, Charges, Rules and Regulations of Central Hudson Gas & Electric Corporation for Electric and Gas Service)

Background:  On July 22, 2009, Central Hudson filed a Petition for Rehearing on certain portions of the 2009 Rate Order.

Order:  On March 29, 2010, the PSC issued an Order Denying in Part and Granting in Part Petition for Rehearing.  The Order approved the Company’s petition for full recovery of Directors & Officers insurance expense and clarified the appropriate carrying charge rate to be applied on various account balances.  The Order denied the Company’s petition with respect to full recovery of costs of removal for gas mains and services and environmental costs and a reconsideration of the ROE.

2009 New Electric and Natural Gas Rate Filing Request

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

•	A common equity ratio of 48% of permanent capital and a base return on common equity of 10% with earnings up to 10.5% retained by Central Hudson.

Notable Activity:

2010:

•	The Company, PSC Staff and Multiple Intervenors filed Statements in Support of the Joint Proposal on February 12, 2010.
•
The New York State Consumer Protection Board (“CPB”) filed a Statement Regarding Joint Proposal recommending modifications to clarify the Company’s Low Income Enhanced Powerful Opportunities Program (“EPOP”) section of the Joint Proposal.

•
On February 25, 2010, Settlement Hearings were held in Albany, NY to consider EPOP and other portions of the proposed settlement.  DPS Staff, Multiple Intervenors and the Company have filed briefs supporting the settlement, but CPB filed a brief opposing the settlement and making other allegations that the Company believes are unfounded.  Reply Briefs to the CPB’s Post Hearing Brief were filed by Central Hudson, PSC Staff and Multiple Intervenors on April 2, 2010.

•
On April 6, 2010, the Administrative Law Judge (“ALJ”) issued a Procedural Ruling to request parties provide comments to address whether the Joint Proposal should be modified to provide equal dollar amount increases in the revenue allowances for electric and gas delivery service for each year of the rate plan and to provide relevant rate and bill calculations by April 16, 2010 with Reply Comments due on April 21, 2010.

•
A PSC Order regarding the Joint Proposal and establishing a new three year rate plan is expected in the second quarter of 2010.  No prediction can be made regarding the outcome of the matter at this time.

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

The ARRA Project Funding
(Case 09-E-0310 - In the Matter of American Recovery and Reinvestment Act of 2009 - Utility Filings for New York Economic Stimulus)

Background:  The American Recovery and Reinvestment Act of 2009 (“ARRA”) includes a United States Department of Energy (“DOE”) administered program for Electric Delivery and Energy Reliability (“EDER”).  The sum of $4.5 billion is appropriated by ARRA for the EDER program to be dispersed by DOE through a competitive grant process.  Additional funds may also be available through programs such as Transportation Electrification.

Notable Activity:

2009:

•	Statewide Collaborative Projects:

➢
On October 27, 2009, the DOE notified the New York Independent System Operator (“NYISO”) of its selection for the award of federal stimulus funds to support two projects: a statewide capacitor bank installation and a statewide phasor measurement network, both to be complete with the collaboration of the major New York State electric utilities.

➢
The PSC provided the preliminary approval of these two projects in its July 27, 2009 Order in this case which directed each utility to file tariff amendments for a surcharge recovery mechanism upon DOE’s determination on its application.

2010:

➢
On April 1, 2010, Central Hudson submitted its compliance filing to implement an EDER surcharge to recover the revenue requirement associated with electric delivery and energy reliability projects as authorized by the PSC’s Order that are determined to be eligible for recovery and are not being recovered through the Company’s base rates.

Renewable Portfolio Standard
(Case 03-E-0188 – Proceeding on Motion of the Commission Regarding a Retail Renewable Portfolio Standard)

Background:  The PSC continued moving toward meeting its goal to increase the proportion of renewable generation to 30 percent of projected electricity consumption by 2015.  The ratepayer funded Renewable Portfolio Standard (“RPS”) employs two programs, both administered by the New York State Energy Research and Development Authority (“NYSERDA”) that include competitive procurement of renewable resources (the Main tier).  The second program was established for behind the meter applications of renewable generation, and allows customers to participate in the promotion of innovative technologies (the Customer-Sited-Tier).

Notable Activity:  In an Order issued April 2, 2010, the Commission approved more than $279 million statewide over a five-year period for customer-sited renewal energy projects and added solar thermal as an eligible technology.  The Order also approved an adjunct to the Customer-Sited Tier, with authorized funding of up to $30 million per year for five years beginning in 2011 to encourage additional customer-sited projects for larger scale solar photovoltaic, anaerobic digesters and fuel cell projects downstate to address overall geographic balancing in the RPS program.  Central Hudson and the other NYS electric utilities were directed to modify collections of RPS funding to reflect these changes effective July 1, 2010.

Management Audit
(Case 09-M-07674 - Comprehensive Management Audit of Central Hudson Gas & Electric Business)

Background:  In February 2010, the PSC selected NorthStar Consulting Group as the independent third-party consultant to conduct a comprehensive management audit of Central Hudson’s construction planning processes and operational efficiencies of its electric and gas businesses.  The PSC is required to audit New York utilities every five years.  Audit work officially got underway on March 24, 2010.  A final report to the PSC of NorthStar's findings and recommendations is expected on or before January 31, 2011. Central Hudson will have the opportunity to submit comments on the report to the Commission prior to its approval.  No prediction can be made regarding the outcome of the matter at this time.

CAPITAL RESOURCES AND LIQUIDITY

The growth of CH Energy Group's retained earnings in the three months ended March 31, 2010, contributed to the increase in the book value per share of its Common Stock from $33.76 at December 31, 2009, to $34.51 at March 31, 2010.  Common equity comprised 50.2% of total capital (including short-term debt) at March 31, 2010, a decrease from 51.1% at December 31, 2009.  Book value per share at March 31, 2009 was $34.09 and the common equity ratio was 52.8%.

Both CH Energy Group’s and Central Hudson’s liquidity reflect cash flows from operating, investing, and financing activities, as shown on their respective Statements of Cash Flows, and as discussed below.

The principal factors affecting CH Energy Group’s liquidity are the net cash flows resulting from the operations of its subsidiaries, subsidiary capital expenditures and investments, external financing, and the dividends CH Energy Group pays to its shareholders.

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

CH Energy Group - Cash Flow Summary

Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Three Months Ended March 31,
	2010	2009
Net Cash Provided By/(Used In):
Operating Activities	$(14.0)	$51.1
Investing Activities	(13.1)	(23.2)
Financing Activities	21.2	(19.4)
Net change for the period	(5.9)	8.5
Balance at beginning of period	73.4	19.8
Balance at end of period	$67.5	$28.3

CH Energy Group’s cash and cash equivalents decreased by $5.9 million for the three months ended March 31, 2010 and increased by $8.5 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, CH Energy Group's cash flow from operations was insufficient to fund its investing activities, resulting in the use of short-term debt financing. For the three months ended March 31, 2009, strong cash flow from operations provided adequate funding for investment activities and allowed for the redemption of long-term debt. Explanations of cash flow from operating, investing and financing activities are provided below.

Net cash (used in) provided by operations was $(14.0) million and $51.1 million for the three months ended March 31, 2010 and 2009, respectively.  Excluding the contributions to Central Hudson’s pension and OPEB plans (which totaled $30.7 million and $2.6 million during the three months ended March 31, 2010 and 2009, respectively), cash provided by sales exceeded the period’s expenses and working capital needs in both periods.  The most significant uses of cash from operations for CH Energy Group were driven by the activity of Central Hudson.  In February 2010, Central Hudson experienced the most significant storm event in its history.  The incremental costs of the storm restoration efforts have been deferred for future recovery from customers.  Approximately $2.9 million of these costs impacted cash flows in the first quarter of 2010. The remaining $16.4 million, totalling $19.3 million of incremental deferred storm costs, is expected to be paid in the second quarter.  In March of 2010, Central Hudson paid an additional $8.9 million to the PSC for a new tax surcharge instituted in April 2009; however, only an additional $5.2 million of this surcharge had been collected from customers during the three months ended March 31, 2010.  The required payments of the assessment in advance of customer collections increased Central Hudson’s working capital needs.  Central Hudson’s MGP site remediation costs in excess of amounts recovered through rates and other regulatory mechanisms totaling $3.6 million and $0.9 million in the three months ended March 31, 2010 and 2009, respectively, also impacted cash from operations.  These amounts have been deferred for future recovery from customers.

Net cash used in investing activities of $13.1 million and $23.2 million in the three months ended March 31, 2010 and 2009, respectively, was primarily for investments in Central Hudson’s electric and natural gas transmission and distribution systems.

Net cash provided by (used in) financing activities was $21.2 million and ($19.4) million in the three months ended March 31, 2010 and 2009, respectively.  Financing activities have consistently included dividends paid each quarter of $8.5 million.  Short-term borrowings in both periods were used primarily to supplement working capital needs.  In January 2009, $20.0 million of Central Hudson’s long-term debt was redeemed at maturity primarily due to the cash flow benefit Central Hudson experienced as a result of lower energy prices at the end of 2008 and in the first quarter of 2009.

Central Hudson - Cash Flow Summary

Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Three Months Ended March 31,
	2010	2009
Net Cash Provided By/(Used In):
Operating Activities	$(1.5)	$42.2
Investing Activities	(13.4)	(22.8)
Financing Activities	29.7	(5.9)
Net change for the period	14.8	13.5
Balance at beginning of period	4.8	2.5
Balance at end of period	$19.6	$16.0

Central Hudson’s cash and cash equivalents increased by $14.8 million and $13.5 million for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, CH Energy Group's cash flow from operations was insufficient to fund investing activities, resulting in the use of short-term debt financing. For the three months ended March 31, 2009, strong cash flow from operations provided adequate funding for investment activities and allowed for the redemption of long-term debt. Explanations of cash flow from operating, investing and financing activities are provided below.

Net cash (used in) provided by operations was ($1.5) million and $42.2 million for the three months ended March 31, 2010 and 2009, respectively.  Excluding the contributions to the pension and OPEB plans (which totaled $30.7 million and $2.6 million during the three months ended March 31, 2010 and 2009, respectively), cash provided by sales exceeded the period’s expenses and working capital needs in both periods.  In February 2010, Central Hudson experienced the most significant storm event in its history.  The incremental costs of the storm restoration efforts have been deferred for future recovery from customers.  Approximately $2.9 million of these costs impacted cash flows in the first quarter of 2010. The remaining $16.4 million, totalling $19.3 million of incremental deferred storm costs, is expected to be paid in the second quarter.  In March of 2010, Central Hudson paid an additional $8.9 million to the PSC for a new tax surcharge instituted in April 2009; however, only an additional $5.2 million of this surcharge had been collected from customers during the three months ended March 31, 2010.  The required payments of the assessment in advance of customer collections increased Central Hudson’s working capital needs.  Central Hudson’s MGP site remediation costs in excess of amounts recovered through rates and other regulatory mechanisms totaling $3.6 million and $0.9 million in the three months ended March 31, 2010 and 2009, respectively, also impacted cash from operations.  These amounts have been deferred for future recovery from customers.

Net cash used in investing activities of $13.4 million and $22.8 million in the three months ended March 31, 2010 and 2009, respectively, was primarily for investments in Central Hudson’s electric and natural gas transmission and distribution systems.

Net cash provided by (used in) financing activities was $29.7 million and ($5.9) million, respectively for the three months ended March 31, 2010 and 2009.  During these periods, Central Hudson retained its net income to invest in its transmission and distribution systems.  Short-term borrowings in both periods were used primarily to supplement working capital needs.  Additionally, in the first quarter of 2009, Central Hudson’s cash flow benefited from lower energy prices at the end of 2008 and in the first quarter of 2009 resulting in cash from operations in excess of expenses and working capital needs, which were used to redeem its long-term debt of $20.0 million at maturity in January 2009.

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

No common stock was repurchased during the three months ended March 31, 2010.  However, during the three months ended March 31, 2010, certain shares were returned to CH Energy Group by employees in satisfaction of tax withholdings due on the vesting of certain equity awards.  For further information, see Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” and Note 11 – “Equity Based Compensation” of this Quarterly Report on Form 10-Q.

Capitalization – Issuance of Treasury Stock

On February 8, 2010, CH Energy Group granted 3,060 restricted shares to certain officers and key employees of Griffith and on February 10, 2010, CH Energy Group granted 5,200 restricted shares to certain officers of CH Energy Group and Griffith.  These restricted shares granted were issued from CH Energy Group’s treasury stock.  On February 10, 2010, CH Energy Group also issued 863 shares of common stock, net of shares returned to the Company for satisfaction of taxes, to an officer of CH Energy Group.

Performance shares granted January 25, 2007 and outstanding as of March 31, 2010 are expected to be paid out in May 2010.  Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan will receive shares issued from CH Energy Group's treasury stock.  Additionally, due to the retirement of one of Central Hudson's executive officers on January 1, 2010, a pro-rated number of shares under the January 24, 2008 and January 26, 2009 grants are expected to be paid to this individual in July 2010.  CH Energy Group treasury stock will be utilized for the satisfaction of this award as well.

For further information regarding the above equity compensation, see Note 11 - “Equity Based Compensation” of this Quarterly Report on Form 10-Q.  The Company intends to continue to utilize shares issued from CH Energy Group’s treasury stock for the payout of future performance awards.

Contractual Obligations

Other contractual obligations and commitments of CH Energy Group are disclosed in Note 12 – “Commitments and Contingencies” of this Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, the discount rate, expected return on plan assets, legislative requirements, regulatory considerations, and available corporate resources.  The amount of the Retirement Plan’s liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Central Hudson considers the provisions of the Pension Protection Act of 2006 in determining its funding for the Retirement Plan for the near-term and future periods.  Despite recent gains in the financial markets, Central Hudson cannot predict the funding impact of these gains on the plan because the annual valuation of the Retirement Plan driving contribution decisions, was performed as of October 1, 2009 - the Retirement Plan year-end - and has not been updated for the current plan year at this time.  Funding for the Retirement Plan totaled $30.0 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively.  The increase in year-over-year funding is primarily due to stronger than expected cash flows, enabling Central Hudson to accelerate funding of the plan.

Employer contributions for OPEB plans were $0.5 million during the three months ended March 31, 2010.  Central Hudson did not make any employer contributions for OPEB plans during the three months ended March 31, 2009.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, regulatory considerations and corporate resources.  Funding for the remainder of 2010 is expected to total approximately $4.3 million.

Adverse conditions in the economy and financial markets over the past few years significantly reduced the value of the assets held in the Retirement Plan and the OPEB plans, and had a negative impact on the funded status of the plans.  Although conditions improved recently, asset values have not fully recovered to their pre-recession levels.  If future market conditions do not continue to improve, additional contributions will likely be required in future years.  Management expects that such contributions will be incorporated in Central Hudson’s ratemaking process over time.  Central Hudson has investment policies for these plans, which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility.  Management cannot currently predict what impact the recent performance of the financial markets may have on the expected rate of return on plan assets or on future funding decisions.

During the first quarter of 2010, Management began a transition to a long-duration investment strategy for its fixed income pension plan assets.  The transition is expected to take between two and three years and result in changing the asset allocation to a 50/50 split between debt and equity.  Management’s intent in making the change is to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets with liabilities.  In addition, this policy is intended to:

•	Achieve a positive rate of return for the Plan over the long-term that contributes to meeting the Plan’s current and future obligations, including actuarial interest and benefit payment obligations.
•	Earn long-term returns from capital appreciation and current income that at least keep pace with inflation over the long term by meeting or exceeding the benchmark index net of fees.

Financing Program

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  Significant capacity remains on CH Energy Group’s and Central Hudson’s committed credit facilities.  Central Hudson’s investment-grade credit ratings help facilitate access to long-term debt.  However, Management can make no assurance in regards to the continued availability of financing or the terms and costs.  With the exception of the use of treasury shares for several restricted share grants and performance share awards earned, no significant equity issuance is currently planned for 2010.  CH Energy Group Common Stock has maintained a market premium to its book value.

Revolving Credit Facilities

At March 31, 2010, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and Key Bank National Association.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

At March 31, 2010, CH Energy Group, on a consolidated basis, had $30.0 million of short-term debt, $24.0 million of current maturities of long-term debt and had cash and cash equivalents of $67.5 million.

CH Energy Group has a $150 million revolving credit facility with several commercial banks.  As of March 31, 2010, December 31, 2009 and March 31, 2009, there were no borrowings under this CH Energy Group revolving credit facility.

Central Hudson maintains a revolving credit facility with several commercial banks, pursuant to PSC authorization, in the amount of $125 million, for a five-year term ending January 2, 2012.  As of March 31, 2010 and 2009, Central Hudson’s outstanding loan balances under this agreement were $30 million and $40 million, respectively.  As of December 31, 2009, there were no borrowings under this facility.

Uncommitted Credit

Central Hudson also maintains certain uncommitted lines of credit that diversify its sources and provide competitive options to minimize its cost of short-term debt.  As of March 31, 2010, December 31, 2009 and March 31, 2009, there was no balance outstanding under these lines of credit.

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).4

CH Energy Group and Central Hudson believe they will be able to meet their short-term and long-term cash requirements, assuming that Central Hudson’s future rate plans reflect the costs of service, including a reasonable return on invested capital.

Committed Credit

On September 22, 2009, the PSC authorized Central Hudson to increase its multi-year committed credit to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.  No immediate action is planned to increase Central Hudson’s committed credit; however, options to do so will be evaluated in the future.  This Order authorizes Central Hudson to issue and sell $250 million of long-term debt to finance its construction expenditures, refund maturing long-term debt, and potentially refinance its 1999 NYSERDA Bonds, Series B, C and D.  A new shelf registration statement filed by Central Hudson with the SEC covering the offer and sale of up to $250 million of long-term debt pursuant to the authority granted by the PSC became effective on January 6, 2010.

______________________________
4 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Central Hudson has five debt series that were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA.  These NYSERDA bonds, totaling $166 million, are insured by Ambac Assurance Corporation (“Ambac”).  The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A3’/negative by Moody’s.5

Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, have an interest rate that is fixed to maturity in 2028 of 6.5%.  Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 of 5.45%.

Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are multi-modal bonds that are currently in auction rate mode.  Beginning in 1999 when the bonds were issued, the bonds’ interest rate has been reset every 35 days in a Dutch auction.  Auctions in the market for municipal auction rate securities have experienced widespread failures since early in 2008.  Generally, an auction failure occurs because there is an insufficient level of demand to purchase the bonds and the bondholders who want to sell must hold the bonds for the next interest rate period.  Since February 2008, all auctions for Central Hudson’s three series of auction rate bonds have failed.  As a consequence, the interest rate paid to the bondholders has been set to the then prevailing maximum rate defined in the trust indenture.  Central Hudson’s maximum rate results in interest rates that are generally higher than expected results from the auction process.  For the foreseeable future, Central Hudson expects the interest rate to be set at the maximum rate, determined on the date of each auction as 175% of the yield on an index of tax-exempt short-term debt, or its approximate equivalent.  In the three months ended March 31, 2010 and 2009, the average maximum rate applicable on the bonds was 0.36% and 1.26%, respectively.  To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index of short-term tax-exempt debt.  Effective April 1, 2010, Central Hudson replaced the expiring one year rate cap for each bond series with three new rate caps with Key Bank National Association to protect against unexpected short-term interest rate increases.  Two of the rate caps are one-year in length with notional amounts aligned to Series C and Series D.  The third rate cap is two years in length with a notional amount that aligns with Series B.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate applicable upon failed auctions.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and therefore Central Hudson does not expect the auction failures to have any adverse impact on earnings.

______________________________
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

In the second quarter of 2009, CH Energy Group privately placed $50 million of senior unsecured notes.  The notes bear interest at the rate of 6.58% per annum and mature on April 17, 2014.  CH Energy Group used a portion of the proceeds from the sale of the notes to repay short-term debt and retained the remainder for general corporate purposes.  On December 15, 2009, following the sale of operations of Griffith in certain geographic locations, CH Energy Group entered into a supplemental note purchase agreement for the sale of $23.5 million of new notes and redeemed $23.5 million of the notes placed during the second quarter of 2009.  The newly issued notes bear interest at a rate of 6.80% per annum and mature on December 15, 2025.  Interest is payable semi-annually and, commencing June 15, 2011, with semi-annual payments of principal.  The mortgage style amortization of principal results in the final payment of principal and interest upon maturity.  CH Energy Group intends to use substantially all of the proceeds from the December sale of notes to fund a portion of its investment in the Shirley Wind project.

For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 7 – “Short-term Borrowing Arrangements”, Note 8 – “Capitalization – Common and Preferred Stock”, and Note 9 – “Capitalization – Long-term Debt” to the Financial Statements of the Corporations’ 10-K Annual Report.

EARNINGS PER SHARE

The following discussion and analyses include explanations of significant changes in revenues and expenses between the three months ended March 31, 2010, and 2009 for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

CH Energy Group Consolidated

Earnings per Share (Basic)
	Three Months Ended March 31,
	2010	2009	Change
Central Hudson - Electric	$0.58	$0.40	$0.18
Central Hudson - Natural Gas	0.46	0.38	0.08
Griffith	0.26	0.64	(0.38)
Other Businesses and Investments	-	0.05	(0.05)
	$1.30	$1.47	$(0.17)

Earnings for CH Energy Group totaled $1.30 per share for the first quarter of 2010, down $0.17 per share as compared to the first three months of 2009.  Central Hudson’s contribution to earnings increased $0.26 per share.  However, this increase was more than offset by the decrease of $0.38 per share in earnings at Griffith and the decrease of $0.05 per share in earnings at CH Energy Group’s other businesses and investments.

First quarter 2010 results by business unit were as follows:

Central Hudson Earnings per Share (Basic)
	Three Months Ended March 31,
	2010	2009	Change
Electric	$0.58	$0.40	$0.18
Natural Gas	0.46	0.38	0.08
	$1.04	$0.78	$0.26

Earnings from Central Hudson's electric and natural gas operations increased $0.26 in the three months ended March 31, 2010 compared to the same period in 2009 due to the following:

Rate increases	$0.40
Revenue decoupling mechanisms	0.03
Weather impact on sales	(0.08)
Weather-normalized sales	(0.04)
Lower uncollectible accounts reserve	0.03
Higher storm restoration expense(1)	(0.03)
Higher depreciation	(0.03)
Higher property and other taxes	(0.02)
Lower trimming	0.03
Other	(0.03)
$0.26

(1)	Excludes incremental costs incurred associated with the severe storms that occurred in late February 2010, which have been deferred for future recovery from customers.

Central Hudson's contribution to earnings per share was $1.04 per share, a $0.26 per share improvement over the first quarter of 2009.  Increased delivery rates and the RDM that became effective July 1, 2009, favorably impacted earnings compared to the first quarter of 2009.  Colder-than-normal weather and higher sales that occurred in the first three months of 2009 benefitted earnings in that quarter, at a time when there was no RDM to address the volatility associated with them.  Higher depreciation expense and higher property taxes also offset a portion of the delivery revenue increase.  Increased service restoration expense associated with storms further depressed first-quarter 2010 earnings, though Central Hudson’s incremental expenses associated with the largest storm restoration effort in its history are not reflected in these quarterly results.

Griffith

Earnings per Share (Basic)

Three Months Ended March 31,
2010	2009	Change
$0.26	$0.64	$(0.38)

Griffith’s earnings decreased $0.38 per share in the three months ended March 31, 2010 compared to the same period in 2009 due to the following:

Discontinued operations	$(0.28)

Margin on petroleum sales and services	(0.06)
Weather impact on sales (including hedging)	(0.02)
Weather-normalized sales (including conservation)	(0.02)
Lower uncollectible accounts	0.02
Other	(0.02)
$(0.38)

Griffith contributed $0.26 to earnings per share in the first quarter of 2010, a $0.38 per share reduction over the first quarter of 2009.  Excluding the impact of Griffith’s partial divestiture, earnings were lower in the first quarter of 2010 relative to the same period last year.  This decrease was due primarily to lower margins resulting from rising wholesale prices and warmer winter weather.

Other Businesses and Investments

Earnings per Share (Basic)
Three Months Ended March 31,
2010	2009	Change
$-	$0.05	$(0.05)

The variation in earnings per share from CH Energy Group (the holding company) and CHEC’s partnership and other investment interests in the three months ended March 31, 2010 compared to the same period in 2009 is due to the following:

Holding company interest expense	$(0.03)
Investment in future opportunities	0.01

Lyonsdale investment	(0.01)
Cornhusker investment	(0.01)
Other	(0.01)
$(0.05)

CH Energy Group (the holding company) and CHEC’s partnerships and other investments had essentially no impact per share in the first quarter of 2010, a $0.05 per share decrease from the first quarter of 2009.  The decrease was largely due to higher interest expense of $0.03 per share resulting from debt issued by the holding company in the second quarter of 2009 to fund unregulated businesses and investments, including Griffith.

RESULTS OF OPERATIONS

Central Hudson

The following discussions and analyses include explanations of significant changes in revenues and expenses between the three months ended March 31, 2010 and the three months ended March 31, 2009 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended March 31,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$215,049	$246,876	$(31,827)	(12.9)%

Operating Expenses:
Purchased electricity, fuel and natural gas	104,522	155,348	(50,826)	(32.7)%
Depreciation and amortization	8,414	8,009	405	5.1%
Other operating expenses	68,354	56,288	12,066	21.4%
Total Operating Expenses	181,290	219,645	(38,355)	(17.5)%
Operating Income	33,759	27,231	6,528	24.0%
Other Income, net	802	386	416	107.8%
Interest Charges	6,436	6,218	218	3.5%
Income before income taxes	28,125	21,399	6,726	31.4%
Income Taxes	11,480	8,806	2,674	30.4%
Net income	$16,645	$12,593	$4,052	32.2%

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

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three months ended March 31, 2010 compared to the same period in 2009.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Effective July 1, 2009, Central Hudson’s delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes no longer have a significant impact on Central Hudson’s earnings.

Actual Deliveries - Electric
(In Megawatt-Hours)

	Three Months Ended March 31,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	578,687	607,561	(28,874)	(5	) %
Commercial	480,680	506,689	(26,009)	(5	) %
Industrial and other	261,563	292,926	(31,363)	(11	) %
Total Deliveries	1,320,930	1,407,176	(86,246)	(6	) %

Actual Deliveries - Natural Gas
(In Thousand Cubic Feet)

	Three Months Ended March 31,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	2,584,442	2,781,743	(197,301)	(7	) %
Commercial	2,811,152	3,029,890	(218,738)	(7	) %
Industrial and other(1)	1,592,401	1,413,331	179,070	13%
Total Deliveries	6,987,995	7,224,964	(236,969)	(3	) %

(1)	Includes interruptible natural gas deliveries.

Weather Normalized Deliveries - Electric
(In Megawatt-Hours)

	Three Months Ended March 31,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	581,341	598,054	(16,713)	(3	) %
Commercial	480,742	504,134	(23,392)	(5	) %
Industrial and other	261,566	292,908	(31,342)	(11	) %
Total Deliveries	1,323,649	1,395,096	(71,447)	(5	) %

Weather Normalized Deliveries - Natural Gas
(In Thousand Cubic Feet)

	Three Months Ended March 31,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	2,541,982	2,581,663	(39,681)	(2	) %
Commercial	2,810,991	2,865,300	(54,309)	(2	) %
Industrial and other(2)	694,755	751,838	(57,083)	(8	) %
Total Deliveries	6,047,728	6,198,801	(151,073)	(2	) %

(2)	Excludes interruptible natural gas deliveries.
Note:	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Electric and natural gas deliveries to residential and commercial customers during the three months ended March 31, 2010 decreased primarily as a result of a decrease in sales per customer.  Unfavorable impacts of weather further contributed to the decline in delivery volumes in the first quarter of 2010 as compared to the same period in the prior year.  The increase in actual natural gas deliveries for Industrial and other reflects the increase in delivery volumes for interruptible customers in the current year.

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

Change in Central Hudson Revenues - Electric (In Thousands)
	Three Months Ended March 31,		Increase /
	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$65,700	$89,463	$(23,763)
Sales to others for resale	1,174	1,060	114
Other revenues with matching offsets	19,485	12,581	6,904
Subtotal	86,359	103,104	(16,745)

Revenues Impacting Earnings:
Customer sales	55,502	50,547	4,955
RDM and other regulatory mechanisms	1,455	810	645
Pole attachments and other rents	1,029	967	62
Finance charges	810	929	(119)
Other revenues	807	396	411
Subtotal	59,603	53,649	5,954

Total Electric Revenues	$145,962	$156,753	$(10,791)

(1)
Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity and natural gas costs.  Other related costs include authorized business expenses recovered through rates and the cost of special programs authorized by the PSC and funded with certain available credits.  Changes in revenues from electric sales to other utilities also do not affect earnings since any related profits or losses are returned or charged, respectively, to customers.

Change in Central Hudson Revenues - Natural Gas
(In Thousands)
	Three Months Ended March 31,		Increase /
	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$28,110	$51,794	$(23,684)
Sales to others for resale	9,079	12,899	(3,820)
Other revenues with matching offsets	8,260	4,817	3,443
Subtotal	45,449	69,510	(24,061)

Revenues Impacting Earnings:
Customer sales	20,624	18,086	2,538
RDM and other regulatory mechanisms	1,428	1,129	299
Interruptible profits	567	302	265
Finance charges	322	432	(110)
Other revenues	697	664	33
Subtotal	23,638	20,613	3,025

Total Natural Gas Revenues	$69,087	$90,123	$(21,036)

(1)
Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity and natural gas costs.  Other related costs include authorized business expenses recovered through rates and the cost of special programs authorized by the PSC and funded with certain available credits.  For natural gas sales to other entities for resale, 85% of such profits are returned to customers.

Electric and natural gas revenues decreased in the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to lower energy cost adjustment revenues.  For electric, this decrease resulted from lower revenues required to be recovered for previously deferred purchased electric costs, as well as lower delivery volumes to customers.  For natural gas, this decrease was primarily due to a decrease in wholesale gas prices during the first quarter of 2010, in addition to lower delivery volumes and lower revenue required to be recovered for previously deferred purchases.

These decreases in both electric and natural gas energy cost adjustment revenues were partially offset by increases in other revenues with matching expense offsets and revenues from customer sales.  The increase in revenues with matching offsets is primarily due to an increase in rates related to increased pension costs and a new tax surcharge implemented by the PSC in April 2009.  These increases are offset by the matching increases in operating expenses.

Revenues impacting earnings increased primarily due to an increase in electric and natural gas delivery rates on customer sales and the RDMs, both of which became effective July 1, 2009.

Operating Expenses

The most significant elements of Central Hudson’s operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson’s energy cost adjustment mechanisms.  Additionally, there are other costs that are matched to revenues largely from customer billings, notably the cost of pensions and OPEBs, the new PSC tax surcharge, and NYS energy efficiency programs.

Total utility operating expenses decreased 17% in three months ended March 31, 2010 as compared to the same period in 2009.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended March 31,		Increase /
	2010	2009	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$66,874	$90,523	$(23,649)
Purchased natural gas	37,189	64,693	(27,504)
PSC tax surcharge	5,566	-	5,566
Pension	8,779	3,546	5,233
OPEB	2,027	2,853	(826)
NYS energy programs	5,256	5,696	(440)
MGP site remediations	795	413	382
Other matched expenses	5,320	4,888	432
Subtotal	131,806	172,612	(40,806)

Other Expense Variations:
Tree trimming	2,576	3,428	(852)
Property taxes	7,525	6,711	814
Storm restoration expenses(2)	1,302	538	764
Injuries & damages reserve	448	(132)	580
Depreciation	8,414	8,010	404
Uncollectible expense	2,390	2,885	(495)
Purchased natural gas incentive arrangements	459	132	327
Other expenses	26,370	25,461	909
Subtotal	49,484	47,033	2,451
Total Operating Expenses	$181,290	$219,645	$(38,355)

(1)	Includes expenses that, in accordance with the 2006 Rate Order and the 2009 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	Does not include $19.3 million in incremental costs related to the February 2010 significant storm event deferred for future recovery from customers. See further discussion below.

In addition to the required adjustment to matched revenues collected from customers, the variation in purchased electric and natural gas expense in the first three months of 2010 reflects lower volumes for electric and natural gas deliveries, as well as lower wholesale prices of natural gas.

The increase in the PSC tax surcharge is due to a new tax surcharge instituted by the PSC in April 2009.  The increase in pensions is due to an increase in the level of expenses recorded with a corresponding increase in revenues resulting from the increase in delivery rates authorized in the 2009 Rate Order.

Uncollectible expense decreased in the three months ended March 31, 2010 as compared to the same period in 2009.  The Company increased its reserve for future uncollectible accounts by a lower amount in the first quarter of 2010 compared to the prior year.  Management believes the reduction in customer bills resulting from the decrease in wholesale prices for electric and gas contributed to this decrease.

Storm restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  The higher storm restoration costs in 2010 were primarily the result of the most significant storm event in the Company’s history during the last week of February 2010.  The decrease in expenses associated with tree-trimming are a result of the re-assignment of crews during the restoration efforts of this storm event.  The costs associated with the storm restoration efforts do not include incremental costs from the severe storms in late February 2010, such as the costs of mutual aid crews and contractors from other areas and overtime costs for Central Hudson crews, which have been deferred for future recovery from customers.

Other Income

Other income and deductions for Central Hudson for the three months ended March 31, 2010, increased $0.4 million, compared to the same period in 2009, primarily due to an increase in regulatory adjustments relating to interest costs on Central Hudson’s long-term debt.  This adjustment offsets the increase in interest costs as discussed under the caption “Interest Charges.”

Interest Charges

Central Hudson’s interest charges increased $0.2 million for the three months ended March 31, 2010, compared to the same period in 2009.  Increases resulting from a higher outstanding debt balance and increased carrying charges due customers were partially offset by a decrease in interest rates on both the variable rate notes and short-term borrowings.  Central Hudson issued $24 million of long-term debt in October 2009 to provide additional funding for capital expenditures.  The increase in carrying charges due customers was primarily related to an increase in the underlying reserve balance for other post-retirement benefits and carrying charges on the net regulatory electric liability set aside for future customer benefit.

Income Taxes

Income taxes for Central Hudson increased $2.7 million for the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to an increase in pre-tax book income.

CH Energy Group

In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances (Dollars In Thousands)

	Three Months Ended March 31,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$302,642	$322,096	$(19,454)	(6.0)%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	168,570	204,465	(35,895)	(17.6)%
Depreciation and amortization	9,924	9,366	558	6.0%
Other operating expenses	82,860	71,366	11,494	16.1%
Total Operating Expenses	261,354	285,197	(23,843)	(8.4)%
Operating Income	41,288	36,899	4,389	11.9%
Other Income (Deductions), net	768	(662)	1,430	(216.0)%
Interest Charges	7,308	5,854	1,454	24.8%
Income before income taxes, non-controlling interest and preferred dividends of subsidiaries	34,748	30,383	4,365	14.4%
Income Taxes	14,033	11,429	2,604	22.8%
Net income from continuing operations	20,715	18,954	1,761	9.3%
Net income from discontinued operations, net of tax	-	4,377	(4,377)	(100.0)%
Non-controlling interest in subsidiary	35	(32)	67	(209.4)%
Dividends declared on Preferred Stock of subsidiary	242	242	-	-%
Net income attributable to CH Energy Group	$20,438	$23,121	$(2,683)	(11.6)%

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual Deliveries (In Thousands of Gallons)

	Three Months Ended March 31,		Increase / (Decrease) in			2010 Volumes as %
	2010	2009	Amount	Percent		of Total Volume
Heating Oil
Retained company volume	18,243	20,461	(2,218)	(11	) %	62%
Divested volume	-	19,037	(19,037)	(100	) %	-%
Total Heating Oil	18,243	39,498	(21,255)	(54	) %	62%

Motor Fuels
Retained company volume	10,574	11,115	(541)	(5	) %	36%
Divested volume	-	3,134	(3,134)	(100	) %	-%
Total Motor Fuels	10,574	14,249	(3,675)	(26	) %	36%

Propane and Other
Retained company volume	553	579	(26)	(4	) %	2%
Divested volume	-	774	(774)	(100	) %	-%
Total Propane and Other	553	1,353	(800)	(59	) %	2%

Total
Retained company volume	29,370	32,155	(2,785)	(9	) %	100%
Divested volume	-	22,945	(22,945)	(100	) %	-%
Total	29,370	55,100	(25,730)	(47	) %	100%

Weather Normalized Deliveries
(In Thousands of Gallons)

	Three Months Ended		Increase /			2010
	March 31,		(Decrease) in			Volumes as %
	2010	2009	Amount	Percent		of Total Volume
Heating Oil
Retained company volume	17,859	19,376	(1,517)	(8	) %	62%
Divested volume	-	18,116	(18,116)	(100	) %	-%
Total Heating Oil	17,859	37,492	(19,633)	(52	) %	62%

Motor Fuels
Retained company volume	10,574	11,115	(541)	(5	) %	36%
Divested volume	-	3,134	(3,134)	(100	) %	-%
Total Motor Fuels	10,574	14,249	(3,675)	(26	) %	36%

Propane and Other
Retained company volume	542	550	(8)	(1	) %	2%
Divested volume	-	733	(733)	(100	) %	-%
Total Propane and Other	542	1,283	(741)	(58	) %	2%

Total
Retained company volume	28,975	31,041	(2,066)	(7	) %	100%
Divested volume	-	21,983	(21,983)	(100	) %	-%
Total	28,975	53,024	(24,049)	(45	) %	100%

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

Sales of petroleum products decreased 45% in the three months ended March 31, 2010 compared to the same period in 2009.  The decrease was due primarily to the sale of operations in certain geographic locations.  Excluding the impact of the partial divestiture, sales were lower due to reduced sales to commercial customers that can burn both natural gas and oil.

Revenues

Change in Griffith Revenues (In Thousands)

	Three Months Ended March 31,		Increase /
	2010	2009	(Decrease)
Retained Company
Heating Oil	$53,109	$47,505	$5,604
Motor Fuels	25,175	19,228	5,947
Other	1,876	1,784	92
Service Revenues	4,307	4,491	(184)
Total Retained Company	$84,467	$73,008	$11,459

Discontinued Operations(1)
Heating Oil	$-	$44,887	$(44,887)
Motor Fuels	-	5,519	(5,519)
Other	-	1,655	(1,655)
Service Revenues	-	4,316	(4,316)
Total Discontinued Operations	$-	$56,377	$(56,377)

Reconciliation to Income Statement
Total Revenue from discontinued operations	$-	$56,377	$(56,377)
Expenses of discontinued operations	-	48,896	(48,896)
Income tax expense from discontinued operations	-	3,104	(3,104)
Net Income from discontinued operations	$-	$4,377	$(4,377)

(1)
The revenue by product line information of the Discontinued Operations is considered a non-GAAP financial measure; however, Management believes this information is useful in understanding the portion of operations disposed of as compared to the business retained.  A reconciliation to net income from Discontinued Operations, the most comparable GAAP measure as shown on the CH Energy Group Consolidated Statement of Income, is provided.

Revenues, net of the effect of weather hedging contracts decreased in the three months ended March 31, 2010 compared to the same period in 2009, due primarily to the sale of operations in certain geographic locations.  Net of divestitures, revenues have increased in the three months ended March 31, 2010 compared to the same period in 2009 due to the increase in wholesale prices.

Operating Expenses

For the three months ended March 31, 2010, operating expenses, net of divested operations, increased $14.0 million, or 22%, from $63.1 million in 2009 to $77.1 million in 2010.  The cost of petroleum products increased $14.9 million, or 31%, due to higher wholesale market prices.

Other operating expenses, net of divested operations, decreased $0.9 million for the three months ended March 31, 2010 when compared to the same period in 2009 due primarily to a decrease in uncollectible accounts.

Other Businesses and Investments

Revenues and Operating Expenses

In addition to the holding company, the operating results of Lyonsdale, CH-Greentree, CH-Auburn and CH Shirley are included in the Consolidated Financial Statements of CH Energy Group.  Results for the three months ended March 31, 2010 compared to the same period in 2009 reflect an increase in operating revenues of $0.9 million and an increase in operating expenses of $0.5 million, with essentially no net impact on CH Energy Group’s net income.  These increases are attributable to CH-Greentree, which became operational in July 2009, and CH-Auburn, which became operational in February 2010, and an increased capacity factor at Lyonsdale.  Additionally, the expiration of the production tax credits at Lyonsdale resulted in an increase in income tax expense for this operating investment.

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) for the three months ended March 31, 2010 increased by $0.4 million compared to the same period in 2009.  Interest expense increased $0.8 million due to the private placement of debt by the holding company in the second quarter of 2009 to fund the unregulated portions of CH Energy Group, including Griffith.  This increased expense was offset by a decrease related to the reserve of $1.3 million recorded in the first quarter of 2009 related to a development project of CHEC.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group increased $2.6 million for the three months ended March 31, 2010, compared to the same period in 2009 due to an increase in pre-tax book income as well as the impact of the expiration of the production tax credits at Lyonsdale in the first quarter 2010.

COMMON STOCK DIVIDENDS

CH Energy Group’s ability to pay dividends may be affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of March 31, 2010, Central Hudson would be able to pay a maximum of $31.5 million in dividends to CH Energy Group without violating the restriction by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/negative by Moody’s Investors Service (“Moody’s”).6  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group's dividend payments.  On March 31, 2010, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 3, 2010, to shareholders of record as of April 12, 2010.

______________________________
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

Climate

While it is possible that some form of global climate change program will be adopted at the federal level in 2010, it is too early to determine what impact such program will have on CH Energy Group.  It should be noted, however, that the Company's calculated CO2 emission levels are relatively small, primarily because the Company does not generate electricity in significant quantities.  Therefore, federally mandated greenhouse gas reductions or limits on CO2 emissions are not expected to have a material impact on the Company’s financial position or results of operations.  However, the Company can make no prediction as to the outcome of this matter.  If the cost of CO2 emissions causes purchased electricity and natural gas costs to rise, such increases are expected to be collected through automatic adjustment clauses.  If sales are depressed by higher costs through price elasticity, the RDMs are expected to prevent an earnings impact on the Company.

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

Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk.  The practices employed by CH Energy Group and Central Hudson to mitigate these risks - which were discussed in the Corporations’ 10-K Annual Report - continue to operate effectively.  For related discussion on this activity, see, in the Financial Statements of the Corporations’ 10-K Annual Report, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity,” and Note 9 – Capitalization - Long-Term Debt and Item 7A – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Financing Program” of this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

ITEM 1 –	Legal Proceedings

For information about developments regarding certain legal proceedings, see Item 3 (“Legal Proceedings”) of the Corporations’ 10-K Annual Report, and Note 12 – “Commitments and Contingencies” of that 10-K and/or Note 12 – “Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

CENTRAL HUDSON:
Former Manufactured Gas Plant Facilities
Little Britain Road
Asbestos Litigation

ITEM 1A –	Risk Factors

For a discussion identifying risk factors that could cause actual results to differ materially from those anticipated, see the discussion under “Item 1A – Risk Factors” of the Corporations’ 10-K Annual Report.

ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of shares repurchased by CH Energy Group for the three months ended March 31, 2010:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
Jan. 1-31, 2010	297	$42.52	-	2,000,000
Feb. 1-28, 2010	637	$38.89	-	2,000,000
Total	934	$40.04	-	2,000,000

(1)	Shares surrendered to CH Energy Group in satisfaction of tax withholdings on the vesting of restricted shares and a special grant of shares in February 2010.
(2)	Closing price of a share of CH Energy Group's common stock on the date the stock was surrendered to CH Energy Group.
(3)
On July 31, 2007, the Board of Directors authorized the repurchase of up to 2,000,000 shares or approximately 13% of CH Energy Group's outstanding common stock on that date, from time to time, over the five year period ending July 31, 2012.

ITEM 6 –	Exhibits

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
Kimberly J. Wright
Controller

Dated: May 7, 2010

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Regulation S-K Item 601 Designation	Exhibit Description

10.1	Form of CH Energy Group, Inc. Performance Shares Agreement [incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CH Energy Group, Inc. on February 11, 2010]

10.2	Form of CH Energy Group, Inc. Restricted Shares Agreement [incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CH Energy Group, Inc. on February 11, 2010]

10.3
Distribution Agreement dated March 16, 2010 between Central Hudson Gas & Electric Corporation, and Banc of America Securities LLC, J. P. Morgan Securities Inc. and KeyBanc Capital Markets Inc., as agents [incorporated herein by reference to Exhibit 99 to the Current Report on Form 8-K filed by Central Hudson Gas & Electric Corporation on March 22, 2010]

10.4
Supplemental Indenture dated March 16, 2010 to the Indenture dated as of April 1, 1992 between Central Hudson Gas & Electric Corporation and U.S. Bank Trust National Association, as trustee [incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Central Hudson Gas & Electric Corporation on March 22, 2010]

12	Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1	Section 1350 Certification by Mr. Lant.

32.2	Section 1350 Certification by Mr. Capone.