Form 10-Q
period 2010-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2010-08-05
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

CH Energy Group, Inc.	Yes ☑	No ☐
Central Hudson Gas & Electric Corporation	Yes ☑	No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

CH Energy Group, Inc.	Yes ☑	No ☐
Central Hudson Gas & Electric Corporation	Yes ☑	No ☐

Indicate by check mark whether the Registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

CH Energy Group, Inc.	Central Hudson Gas & Electric Corporation
Large Accelerated Filer ☑	Large Accelerated Filer ☐
Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Non-Accelerated Filer ☑
Smaller Reporting Company ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act):

CH Energy Group, Inc.	Yes ☐	No ☑
Central Hudson Gas & Electric Corporation	Yes ☐	No ☑

As of the close of business on July 31, 2010 (i) CH Energy Group, Inc. had outstanding 15,823,371 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	12

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating Revenues
Electric	$125,096	$108,597	$271,058	$265,350
Natural gas	32,461	31,056	101,548	121,179
Competitive business subsidiaries:
Petroleum products	37,178	33,057	117,338	101,575
Other	7,042	5,909	14,475	12,612
Total Operating Revenues	201,777	178,619	504,419	500,716
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	53,445	51,884	121,596	143,635
Purchased natural gas	14,754	19,301	52,402	84,126
Purchased petroleum	32,313	26,960	95,084	74,849
Other expenses of operation - regulated activities	50,191	44,390	107,894	90,711
Other expenses of operation - competitive business subsidiaries	13,270	13,148	27,574	28,087
Depreciation and amortization	9,957	9,319	19,881	18,686
Taxes, other than income tax	10,627	9,553	21,480	19,658
Total Operating Expenses	184,557	174,555	445,911	459,752
Operating Income	17,220	4,064	58,508	40,964
Other Income and Deductions
(Loss) income from unconsolidated affiliates	(532)	(153)	(298)	77
Interest on regulatory assets and investment income	1,513	2,350	2,640	3,466
Write-off of note receivable	-	-	-	(1,299)
Regulatory adjustments for interest costs	(107)	(659)	(248)	(1,188)
Business development costs	(499)	(529)	(802)	(1,010)
Other - net	150	(464)	(36)	(163)
Total Other Income (Deductions)	525	545	1,256	(117)
Interest Charges
Interest on long-term debt	5,649	5,094	11,257	9,874
Interest on regulatory liabilities and other interest	1,487	939	3,150	2,014
Total Interest Charges	7,136	6,033	14,407	11,888

Income (loss) before income taxes, non-controlling interest and preferred dividends of subsidiary	10,609	(1,424)	45,357	28,959
Income Taxes	4,021	(436)	18,054	10,993
Net Income (loss) from Continuing Operations	6,588	(988)	27,303	17,966

Discontinued Operations
(Loss) income from discontinued operations before tax	-	(656)	-	6,825
Income tax (benefit) expense from discontinued operations	-	(272)	-	2,832
Net Income (loss) from Discontinued Operations	-	(384)	-	3,993

Net Income (loss)	6,588	(1,372)	27,303	21,959

Net income (loss) attributable to non-controlling interest:
Non-controlling interest in subsidiary	(419)	(157)	(385)	(190)
Dividends declared on Preferred Stock of subsidiary	242	242	485	485
Net income (loss) attributable to CH Energy Group	6,765	(1,457)	27,203	21,664

Dividends declared on Common Stock	8,545	8,526	17,084	17,050
Change in Retained Earnings	$(1,780)	$(9,983)	$10,119	$4,614

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (CONT'D)
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Common Stock:
Average shares outstanding - Basic	15,782	15,774	15,780	15,773
Average shares outstanding - Diluted	15,920	15,826	15,918	15,825

Income (loss) from continuing operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.43	$(0.07)	$1.72	$1.12
Earnings per share - Diluted	$0.42	$(0.07)	$1.71	$1.12

Income (loss) from discontinued operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$-	$(0.02)	$-	$0.25
Earnings per share - Diluted	$-	$(0.02)	$-	$0.25

Amounts attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.43	$(0.09)	$1.72	$1.37
Earnings per share - Diluted	$0.42	$(0.09)	$1.71	$1.37
Dividends Declared Per Share	$0.54	$0.54	$1.08	$1.08

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income (loss)	$6,588	$(1,372)	$27,303	$21,959

Other Comprehensive Income:
Fair value of cash flow hedges:
Unrealized gains - net of tax of ($9) and ($13) in 2010 and ($38) and ($39) in 2009, respectively	13	57	18	58
Reclassification for gains realized in net income - net of tax of $11 and $35 in 2010 and $0 and $0 in 2009, respectively	(16)	-	(52)	-
Net unrealized gains recorded from investments held by equity method investees - net of tax of $0 and ($71) in 2010 and $0 and $0 in 2009, respectively	-	-	107	-

Other comprehensive income	(3)	57	73	58

Comprehensive Income (loss)	6,585	(1,315)	27,376	22,017

Comprehensive income (loss) attributable to non-controlling interest	(177)	85	100	295

Comprehensive income (loss) attributable to CH Energy Group	$6,762	$(1,400)	$27,276	$21,722

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$27,303	$21,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,015	17,678
Amortization	1,866	2,607
Deferred income taxes - net	24,282	(11,916)
Bad debt expense	420	8,216
Distributed (undistributed) equity in earnings of unconsolidated affiliates	602	550
Pension expense	16,030	6,352
Other post-employment benefits ("OPEB") expense	3,729	5,056
Regulatory liability - rate moderation	(9,948)	-
Revenue decoupling mechanism	(1,362)	-
Regulatory asset amortization	2,825	2,812
Loss (gain) on sale of assets	15	(39)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	11,232	34,596
Fuel, materials and supplies	2,435	8,695
Special deposits and prepayments	1,351	(860)
Prepaid income taxes	(9,055)	-
Accounts payable	(6,165)	(16,323)
Accrued income taxes and interest	102	19,094
Customer advances	(7,499)	(7,639)
Pension plan contribution	(31,673)	(6,850)
OPEB contribution	(3,750)	-
Regulatory asset - storm deferral	(16,673)	-
Regulatory asset - manufactured gas plant ("MGP") site remediation	(7,858)	(1,970)
Regulatory asset - PSC tax surcharge and general assessment	482	-
Deferred natural gas and electric costs	3,959	30,912
Other - net	1,629	4,148
Net cash provided by operating activities	22,294	117,078

Investing Activities:
Proceeds from sale of assets	58	189
Additions to utility and other property and plant	(34,693)	(66,162)
Other - net	(2,703)	(2,676)
Net cash used in investing activities	(37,338)	(68,649)

Financing Activities:
Redemption of long-term debt	-	(20,000)
Proceeds from issuance of long-term debt	-	50,000
Borrowings (repayments) of short-term debt - net	3,000	(35,500)
Dividends paid on Preferred Stock of subsidiary	(485)	(485)
Dividends paid on Common Stock	(17,074)	(17,046)
Other - net	(101)	(116)
Net cash used in financing activities	(14,660)	(23,147)

Net Change in Cash and Cash Equivalents	(29,704)	25,282
Cash and Cash Equivalents at Beginning of Period	73,436	19,825
Cash and Cash Equivalents at End of Period	$43,732	$45,107

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,517	$10,172
Federal and state taxes paid	$14,445	$7,039
Additions to plant included in liabilities	$2,964	$5,113
Regulatory asset - storm deferral costs in liabilities	$2,770	$-

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)
	June 30,	December 31,	June 30,
	2010	2009	2009
ASSETS
Utility Plant
Electric	$934,309	$908,807	$888,772
Natural gas	286,016	281,139	274,251
Common	141,940	139,754	137,619
Gross Utility Plant	1,362,265	1,329,700	1,300,642

Less: Accumulated depreciation	387,556	375,434	379,502
Net	974,709	954,266	921,140

Construction work in progress	54,176	58,120	57,358
Net Utility Plant	1,028,885	1,012,386	978,498

Non-Utility Property & Plant
Griffith non-utility property & plant	28,492	27,951	42,724
Other non-utility property & plant	39,631	37,654	20,534
Gross Non-Utility Property & Plant	68,123	65,605	63,258

Less: Accumulated depreciation - Griffith	19,586	18,619	24,786
Less: Accumulated depreciation - other	4,165	3,333	2,634
Net Non-Utility Property & Plant	44,372	43,653	35,838

Current Assets
Cash and cash equivalents	43,732	73,436	45,107
Accounts receivable from customers - net of allowance for doubtful accounts of $7.6 million, $7.7 million and $9.1 million, respectively	83,192	94,526	94,872
Accrued unbilled utility revenues	9,132	14,159	8,542
Other receivables	7,619	6,612	7,371
Fuel, materials and supplies	22,406	24,841	27,890
Regulatory assets	68,881	59,993	35,601
Prepaid income tax	10,918	1,863	-
Fair value of derivative instruments	1,138	741	500
Special deposits and prepayments	19,987	21,290	22,255
Accumulated deferred income tax	1,269	300	21,851
Total Current Assets	268,274	297,761	263,989

Deferred Charges and Other Assets
Regulatory assets - pension plan	151,589	168,705	181,083
Regulatory assets - OPEB	-	-	7,682
Regulatory assets - other	101,944	83,691	93,831
Goodwill	35,651	35,651	67,455
Other intangible assets - net	13,678	14,813	34,045
Unamortized debt expense	5,000	5,094	4,937
Investments in unconsolidated affiliates	8,136	8,698	8,834
Other investments	12,035	10,812	9,559
Other	16,139	16,619	15,242
Total Deferred Charges and Other Assets	344,172	344,083	422,668
Total Assets	$1,685,703	$1,697,883	$1,700,993

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)
	June 30,	December 31,	June 30,
	2010	2009	2009
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 15,823,371 shares, 15,804,562 shares and 15,789,759 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	350,311	350,367	350,851
Retained earnings	236,118	225,999	221,248
Treasury stock - 1,038,716 shares, 1,057,525 shares and 1,072,328 shares, respectively	(43,668)	(44,406)	(45,059)
Accumulated other comprehensive income	257	184	113
Capital stock expense	(328)	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	544,376	533,502	528,511
Non-controlling interest in subsidiary	1,000	1,385	1,258
Total Equity	545,376	534,887	529,769
Preferred Stock of subsidiary	21,027	21,027	21,027
Long-term debt	463,899	463,897	463,896
Total Capitalization	1,030,302	1,019,811	1,014,692
Current Liabilities
Current maturities of long-term debt	24,000	24,000	-
Notes payable	3,000	-	-
Accounts payable	40,732	43,197	36,621
Accrued interest	6,169	6,067	6,080
Dividends payable	8,787	8,777	8,769
Accrued vacation and payroll	6,939	6,192	7,528
Customer advances	14,951	22,450	22,803
Customer deposits	8,512	8,579	8,446
Regulatory liabilities	19,592	29,974	32,475
Fair value of derivative instruments	24,729	13,837	14,677
Accrued environmental remediation costs	8,398	17,399	8,950
Accrued income taxes	-	-	19,354
Deferred revenues	3,631	4,725	6,642
Other	13,892	17,814	15,258
Total Current Liabilities	183,332	203,011	187,603
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	3,696	1,521	-
Regulatory liabilities - other	88,086	91,457	84,212
Operating reserves	4,413	4,756	4,620
Accrued environmental remediation costs	4,747	6,375	17,564
Accrued OPEB costs	44,879	46,241	54,298
Accrued pension costs	125,912	152,383	161,712
Other	13,726	14,245	12,104
Total Deferred Credits and Other Liabilities	285,459	316,978	334,510
Accumulated Deferred Income Tax	186,610	158,083	164,188
Commitments and Contingencies
Total Capitalization and Liabilities	$1,685,703	$1,697,883	$1,700,993

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2008	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$1,448	$524,982
Comprehensive income:
Net income							22,149		(190)	21,959
Dividends declared on Preferred Stock of subsidiary							(485)			(485)
Change in fair value:
Derivative instruments								58		58
Dividends declared on common stock							(17,050)			(17,050)
Treasury shares activity - net			6,676	327	(22)					305
Balance at June 30, 2009	16,862,087	$1,686	(1,072,328)	$(45,059)	$350,851	$(328)	$221,248	$113	$1,258	$529,769

Balance at December 31, 2009	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887
Comprehensive income:
Net income							27,688		(385)	27,303
Dividends declared on Preferred Stock of subsidiary							(485)			(485)
Change in fair value:
Derivative instruments								18		18
Investments								(52)		(52)
Reclassification adjustments for losses recognized in net income								107		107
Dividends declared on common stock							(17,084)			(17,084)
Treasury shares activity - net			18,809	738	(56)					682
Balance at June 30, 2010	16,862,087	$1,686	(1,038,716)	$(43,668)	$350,311	$(328)	$236,118	$257	$1,000	$545,376

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating Revenues
Electric	$125,096	$108,597	$271,058	$265,350
Natural gas	32,461	31,056	101,548	121,179
Total Operating Revenues	157,557	139,653	372,606	386,529

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	52,649	51,242	119,523	141,765
Purchased natural gas	14,754	19,301	52,402	84,126
Other expenses of operation	50,191	44,390	107,894	90,711
Depreciation and amortization	8,422	7,989	16,836	15,998
Taxes, other than income tax	10,462	9,363	21,113	19,330
Total Operating Expenses	136,478	132,285	317,768	351,930

Operating Income	21,079	7,368	54,838	34,599

Other Income and Deductions
Interest on regulatory assets and other interest income	1,508	1,866	2,633	2,611
Regulatory adjustments for interest costs	(107)	(659)	(248)	(1,188)
Other - net	144	(543)	(38)	(373)
Total Other Income	1,545	664	2,347	1,050

Interest Charges
Interest on other long-term debt	4,813	4,568	9,586	9,348
Interest on regulatory liabilities and other interest	1,488	1,323	3,151	2,761
Total Interest Charges	6,301	5,891	12,737	12,109

Income Before Income Taxes	16,323	2,141	44,448	23,540

Income Taxes	6,334	924	17,814	9,729

Net Income	9,989	1,217	26,634	13,811

Dividends Declared on Cumulative Preferred Stock	242	242	485	485

Income Available for Common Stock	$9,747	$975	$26,149	$13,326

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$9,989	$1,217	$26,634	$13,811
Other Comprehensive Income	-	-	-	-
Comprehensive Income	$9,989	$1,217	$26,634	$13,811

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$26,634	$13,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,105	15,470
Amortization	731	528
Deferred income taxes - net	22,081	(13,394)
Bad debt expense	70	5,122
Pension expense	16,030	6,352
OPEB expense	3,729	5,056
Regulatory liability - rate moderation	(9,948)	-
Revenue decoupling mechanism	(1,362)	-
Regulatory asset amortization	2,825	2,812
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	7,719	20,599
Fuel, materials and supplies	1,628	7,946
Special deposits and prepayments	2,652	1,261
Prepaid income taxes	(4,363)	-
Accounts payable	(1,086)	(12,702)
Accrued income taxes and interest	103	15,974
Customer advances	(5,665)	(2,985)
Pension plan contribution	(31,673)	(6,850)
OPEB contribution	(3,750)	-
Regulatory asset - storm deferral	(16,673)	-
Regulatory asset - MGP site remediation	(7,858)	(1,970)
Regulatory asset - PSC tax surcharge and general assessment	482	-
Deferred natural gas and electric costs	3,959	30,912
Other - net	5,232	5,105
Net cash provided by operating activities	27,602	93,047

Investing Activities:
Additions to utility plant	(31,402)	(60,389)
Other - net	(2,811)	(2,941)
Net cash used in investing activities	(34,213)	(63,330)

Financing Activities:
Redemption of long-term debt	-	(20,000)
Borrowings (repayments) of short-term debt - net	3,000	(25,500)
Additional paid-in capital	-	25,000
Dividends paid on cumulative Preferred Stock	(485)	(485)
Other - net	(101)	(118)
Net cash provided by (used in) financing activities	2,414	(21,103)

Net Change in Cash and Cash Equivalents	(4,197)	8,614
Cash and Cash Equivalents - Beginning of Period	4,784	2,455
Cash and Cash Equivalents - End of Period	$587	$11,069

Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,779	$10,064
Federal and state taxes paid	$8,910	$7,417
Additions to plant included in liabilities	$2,936	$5,113
Regulatory asset - storm deferral costs in liabilities	$2,770	$-

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009
ASSETS
Utility Plant
Electric	$934,309	$908,807	$888,772
Natural gas	286,016	281,139	274,251
Common	141,940	139,754	137,619
Gross Utility Plant	1,362,265	1,329,700	1,300,642

Less: Accumulated depreciation	387,556	375,434	379,502
Net	974,709	954,266	921,140

Construction work in progress	54,176	58,120	57,358
Net Utility Plant	1,028,885	1,012,386	978,498

Non-Utility Property and Plant	681	681	441
Less: Accumulated depreciation	34	33	31
Net Non-Utility Property and Plant	647	648	410

Current Assets
Cash and cash equivalents	587	4,784	11,069
Accounts receivable from customers - net of allowance for doubtful accounts of $5.8 million, $5.8 million and $5.1 million, respectively	60,492	68,328	64,420
Accrued unbilled utility revenues	9,132	14,159	8,542
Other receivables	4,397	3,025	2,774
Fuel, materials and supplies - at average cost	19,677	21,305	23,169
Regulatory assets	68,881	59,993	35,601
Prepaid income tax	15,069	10,706	-
Fair value of derivative instruments	1,110	393	500
Special deposits and prepayments	15,700	18,304	17,363
Accumulated deferred income tax	-	-	19,033
Total Current Assets	195,045	200,997	182,471

Deferred Charges and Other Assets
Regulatory assets - pension plan	151,589	168,705	181,083
Regulatory assets - OPEB	-	-	7,682
Regulatory assets - other	101,944	83,691	93,831
Unamortized debt expense	5,000	5,094	4,937
Other investments	11,735	10,543	9,374
Other	2,936	3,536	2,148
Total Deferred Charges and Other Assets	273,204	271,569	299,055

Total Assets	$1,497,781	$1,485,600	$1,460,434

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	199,980	199,980	199,980
Retained earnings	176,899	150,750	132,270
Capital stock expense	(4,961)	(4,961)	(4,961)
Total Equity	456,229	430,080	411,600

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	413,899	413,897	413,896
Total Capitalization	891,155	865,004	846,523

Current Liabilities
Current maturities of long-term debt	24,000	24,000	-
Notes payable	3,000	-	-
Accounts payable	35,271	32,069	30,332
Accrued interest	5,740	5,637	5,559
Dividends payable - Preferred Stock	242	242	242
Accrued vacation and payroll	5,121	5,046	4,694
Customer advances	9,337	15,002	6,589
Customer deposits	8,445	8,504	8,332
Regulatory liabilities	19,592	29,974	32,475
Fair value of derivative instruments	24,729	13,553	14,774
Accrued environmental remediation costs	8,102	16,982	8,819
Accrued income taxes	-	-	16,397
Accumulated deferred income tax	1,078	1,883	-
Other	8,588	8,761	7,406
Total Current Liabilities	153,245	161,653	135,619

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	3,696	1,521	-
Regulatory liabilities - other	88,086	91,457	84,212
Operating reserves	3,162	3,503	3,629
Accrued environmental remediation costs	1,546	3,248	16,383
Accrued OPEB costs	44,879	46,241	54,298
Accrued pension costs	125,912	152,383	161,712
Other	12,893	13,495	11,421
Total Deferred Credits and Other Liabilities	280,174	311,848	331,655

Accumulated Deferred Income Tax	173,207	147,095	146,637

Commitments and Contingencies

Total Capitalization and Liabilities	$1,497,781	$1,485,600	$1,460,434

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2008	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$118,944	$-	$373,274
Net income							13,811		13,811
Dividends declared:
On cumulative Preferred Stock							(485)		(485)
Additional Paid-In Capital					25,000				25,000
Balance at June 30, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$132,270	$-	$411,600

Balance at December 31, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080
Net income							26,634		26,634
Dividends declared:
On cumulative Preferred Stock							(485)		(485)
Balance at June 30, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$176,899	$-	$456,229

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

CH Energy Group’s and Central Hudson’s balance sheet as of June 30, 2009 is not required to be included in this Quarterly Report on Form 10-Q; however, this balance sheet is included for supplemental analysis purposes.

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

Revenue Recognition

CH Energy Group’s deferred revenue balances as of June 30, 2010, December 31, 2009 and June 30, 2009 were $3.6 million, $4.7 million and $6.6 million, respectively.  The deferred revenue balance will be recognized in CH Energy Group’s operating revenues over the 12-month term of the respective customer contract.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials & Supplies

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group
	June 30,	December 31,	June 30,
	2010	2009	2009
Natural gas	$9,786	$12,020	$13,124
Petroleum products and propane	1,515	2,583	1,938
Fuel used in electric generation	826	480	751
Materials and supplies	10,279	9,758	12,077
Total	$22,406	$24,841	$27,890

Central Hudson
	June 30,	December 31,	June 30,
	2010	2009	2009
Natural gas	$9,786	$12,020	$13,124
Petroleum products and propane	525	547	531
Fuel used in electric generation	293	308	334
Materials and supplies	9,073	8,430	9,180
Total	$19,677	$21,305	$23,169

Depreciation and Amortization

Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $46.6 million, $47.0 million, and $48.0 million of net cost of removal as regulatory liabilities as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively.

See Note 6 - “Goodwill and Other Intangible Assets” for further discussion of amortization of intangibles (other than goodwill).

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group’s Common Stock, earnings for CH Energy Group are reduced by the Preferred Stock dividends of Central Hudson.

The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares are as follows (In Shares):

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
137,793	51,974	137,793	52,497

Certain stock options are excluded from the calculation of diluted earnings per share because the exercise price of those options were greater than the average market price per share of Common Stock.  Options excluded are as follows (In Shares):

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
35,980	18,420	35,980	18,420

For additional information regarding stock options, performance shares and restricted shares, see Note 11 - "Equity-Based Compensation."

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

(In Thousands)

Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges	$31,250	$3,601
Certain equipment supply and construction agreements	$27,764	$-

(1)    Balances included in CH Energy Group's Consolidated Balance Sheet

Management is not aware of any condition that would require payment under the guarantees.

Common Stock Dividends

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of June 30, 2010, Central Hudson would be able to pay a maximum of $34.4 million in dividends to CH Energy Group without violating the restrictions by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

On June 17, 2010, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable August 2, 2010, to shareholders of record as of July 9, 2010.

NOTE 2 – Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	June 30,		December 31,	June 30,
	2010		2009	2009
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$23,651		$27,610	$16,682
Deferred unrealized losses on derivatives	23,619		13,160	14,274
PSC tax surcharge and assessments	10,975		11,186	-
Revenue decoupling mechanism ("RDM")	5,793		5,121	-
Residual natural gas deferred balances	4,554		2,825	4,554
Other	289		91	91
	68,881		59,993	35,601
Long-term:
Deferred pension costs	151,589	(1)	168,705	181,083	(2)
Carrying charges - pension reserve	-	(1)	1,297	-	(2)
Deferred costs - MGP site remediation	12,251		20,530	25,202	(2)
Deferred OPEB costs	-		-	7,682	(2)
Deferred debt expense on re-acquired debt	4,623		4,874	5,146
Deferred Medicare subsidy taxes	6,442		-	-
Residual natural gas deferred balances and carrying charges	15,617	(1)	17,583	21,972	(2)
Income taxes recoverable through future rates	33,122	(1)	28,658	33,835	(2)
Uncollectible deferral	2,605	(1)	3,360	-
Deferred storm costs and carrying charges	19,701		-	-	(2)
Other	7,583	(1)	7,389	7,676	(2)
	253,533		252,396	282,596
Total Regulatory Assets	$322,414		$312,389	$318,197

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$12,177		$19,296	$20,000
Gas costs deferred - GSC	-		-	5,663
Income taxes refundable through future rates	5,600		5,456	4,912
Deferred unbilled gas revenues	1,815		5,222	1,900
	19,592		29,974	32,475
Long-term:
Customer benefit fund	3,734		3,792	4,067
Deferred cost of removal	46,610		46,955	48,026
Excess electric depreciation reserve	4,521		12,965	9,691
Income taxes refundable through future rates	25,832	(1)	18,611	18,472	(2)
Deferred OPEB costs	3,696	(1)	1,521	-	(2)
Carrying charges - OPEB reserve	-	(1)	1,469	-	(2)
Other	7,389	(1)	7,665	3,956	(2)
	91,782		92,978	84,212
Total Regulatory Liabilities	$111,374		$122,952	$116,687

Net Regulatory Assets	$211,040		$189,437	$201,510

(1)
Central Hudson offset all or a portion of certain regulatory assets and liabilities, including full offset of the June 30, 2010 balances for Carrying charges - OPEB reserve, Carrying charges - pension reserve, in accordance with the PSC prescribed 2010 Rate Order ("2010 Rate Order") issued on June 18, 2010.

(2)
Central Hudson offset all or a portion of certain regulatory assets and liabilities, including full offset of the June 30, 2009 balances for Carrying charges - OPEB reserve, Carrying charges - pension reserve and December 2008 Storm costs, in accordance with the PSC prescribed 2009 Rate Order ("2009 Rate Order") issued on June 26, 2009.

The significant regulatory assets and liabilities include:

Uncollectible Deferral:  On May 14, 2010, the PSC issued an Order approving Central Hudson’s deferral of $2.3 million incremental electric bad debt expense for the rate year ended June 30, 2009 and $1.5 million incremental gas uncollectible expense for the calendar year ended December 31, 2009.  This Order included a modification to time period in the requested incremental gas uncollectible deferral from a rate year basis as requested and previously deferred to a calendar year basis consistent with Case 09-M-0140.  As a result, Central Hudson recognized an additional $1.1 million of deferred uncollectible expense in the current year.  These deferrals, as well as the previously approved deferred uncollectible amounts accumulated in this regulatory asset balance as of June 30, 2010, were included for full offset in accordance with the PSC prescribed 2010 Rate Order issued on June 18, 2010.  On June 30, 2010, Central Hudson recorded an additional $2.6 million of incremental electric uncollectible expense for the rate year ended June 30, 2010 and expects to file a petition for approval in the third quarter of 2010.  The amount deferred was calculated based on the methodology established in prior approved orders and Management believes the incremental expense meets the PSC criteria.

Storm Costs:  In late February 2010, Central Hudson’s service territory experienced two significant snow storms disrupting service to approximately 210,000 customers.  The $19.4 million deferred was calculated based on the methodology established in prior approved orders and Management believes that the restoration costs incurred meet the PSC criteria and are probable of future recovery in rates.

Deferred Medicare Subsidy Taxes: The Patient Protection and Affordable Care Act signed into law on March 23, 2010, contains a provision which changes the tax treatment related to the Retiree Drug Subsidy benefit under the Medicare Prescription Drug, Improvement and Modernization Act (under Medicare Part D).  This change reduces the employer's deduction for the costs of health care for retirees by the amount of Retiree Drug Subsidy payments received.  As a result, the deductible temporary difference and any related deferred tax asset associated with the benefit plan were reduced.  Under the PSC policy regarding Medicare Act Effects, cost savings and income tax effects related to the Medicare Prescription Drug, Improvement and Modernization Act are deferred for future recovery from or refund to customers resulting in a new regulatory asset of $6.4 million for the reduction in deferred taxes.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, and explanations of the underlying information for all guidance (except that which is not currently applicable) that is expected to have a material impact on CH Energy Group and its subsidiaries.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Fair Value Measurements and Disclosures (Topic 820)	ASU No. 2010-06	Improving Disclosures about Fair Value Measurements	Jan-10	Jan-11
1	Derivatives and Hedging (Topic 815)	ASU No. 2010-11	Scope Exception Related to Embedded Credit Derivatives	Mar-10	Jul-10

Impact Key:
      (1)      No anticipated impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries upon future adoption.

NOTE 4 – Income Tax

As there are no uncertain tax positions, no interest or penalties have been recorded in the financial statements.  CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return, which represents the major tax jurisdictions of CH Energy Group.

Jurisdiction	Tax Years Under Audit	Tax Years Open for Audit
Federal	2007 and 2008	2006
New York State	None	2006, 2007 and 2008

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to CH Energy Group	$6,765	$(1,457)	$27,203	$21,664
Preferred Stock dividends of Central Hudson	242	242	485	485
Non-controlling interest in subsidiary	(419)	(157)	(385)	(190)
Federal income tax	(859)	(362)	(4,727)	23,080
State income tax	(776)	(459)	(1,501)	4,394
Deferred federal income tax	4,820	83	21,118	(12,053)
Deferred state income tax	836	30	3,164	(1,596)
Income (loss) before taxes	$10,609	$(2,080)	$45,357	$35,784

Computed federal tax at 35% statutory rate	$3,713	$(728)	$15,875	$12,524
State income tax net of federal tax benefit	248	(279)	2,022	807
Depreciation flow-through	643	756	1,309	1,528
Cost of Removal	(369)	(313)	(735)	(625)
Production tax credits	(75)	(240)	(136)	(563)
Other	(139)	96	(281)	154
Total income tax	$4,021	$(708)	$18,054	$13,825

Effective tax rate - federal	37.3%	13.4%	36.1%	30.8%
Effective tax rate - state	0.6%	20.6%	3.7%	7.8%
Effective tax rate - combined	37.9%	34.0%	39.8%	38.6%

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Statement of Income (In Thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$9,989	$1,217	$26,634	$13,811
Federal income tax	1,703	863	(3,398)	19,110
State income tax	82	111	(868)	4,013
Deferred federal income tax	3,953	(56)	19,394	(11,857)
Deferred state income tax	596	6	2,686	(1,537)
Income before taxes	$16,323	$2,141	$44,448	$23,540

Computed federal tax at 35% statutory rate	$5,713	$749	$15,557	$8,239
State income tax net of federal tax benefit	649	78	2,121	1,072
Depreciation flow-through	643	756	1,309	1,528
Cost of Removal	(369)	(313)	(735)	(625)
Other	(302)	(346)	(438)	(485)
Total income tax	$6,334	$924	$17,814	$9,729

Effective tax rate - federal	34.7%	37.7%	36.0%	30.8%
Effective tax rate - state	4.2%	5.5%	4.1%	10.5%
Effective tax rate - combined	38.9%	43.2%	40.1%	41.3%

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions and Divestitures

During the six months ended June 30, 2010, CH Energy Group made no acquisitions or divestitures.

As a result of the December 11, 2009 divestiture of approximately 43% of Griffith's assets, consisting of it operations in Rhode Island, New York, New Jersey, Connecticut, Massachusetts and Pennsylvania, income from discontinued operations is separately stated in the results of operations for the three and six months ended June 30, 2009.  The table below summarizes financial results of the discontinued operations (In Thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Revenues from discontinued operations	$21,611	$77,988
(Loss)/income from discontinued operations before tax	(656)	6,825
Income tax (benefit)/expense from discontinued operations	(272)	2,832

Investments

CHEC's current investments at June 30, 2010 include the following:

CHEC Investment	Description
Griffith Energy Services	100% controlling interest in a fuel distribution business
Lyonsdale	75% controlling interest in a wood-fired biomass electric generating plant
CH-Greentree	100% equity interest in a molecular gate used to remove nitrogen from landfill gas
CH-Auburn	100% equity interest in an electric generating plant that utilizes landfill gas to produce electricity
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects
CH Shirley	100% ownership of CH Shirley, which owns 90% controlling interest in a wind project in construction
Other	Other renewable energy projects and partnerships and an energy sector venture capital fund

CHEC holds a 12% interest in preferred equity units plus subordinated notes issued by Cornhusker Holdings.  Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC (“CEL”), a corn-ethanol production facility located in Nebraska that began operation as of the end of January 2006.  This investment is accounted for under the equity method.  As of June 30, 2010, CHEC’s total investment in Cornhusker consisted of subordinated notes totaling $10.2 million, including interest, and an equity investment of $1.5 million.  In response to the continuation of lower than expected margins, Management stopped accruing interest income on the subordinated debt in the third quarter of 2009, and will record such interest only when paid.  CEL has not been making interest payments to CHEC.  In accordance with the subordinated note agreement, CEL has the right to accrue unpaid interest and add it to the value of the notes.  The recoverability of the Company’s total investment in Cornhusker Holdings is predicated on CEL achieving sufficient positive cash flow to repay the notes.  If CEL does not achieve sufficient positive cash flow, the investment and notes may become impaired.  CEL was obligated as part of its senior note agreement to complete expansion of plant capacity and output from 40 million gallons per year to 57.5 million gallons per year by December 31, 2009.  A waiver was obtained from the senior lender in the second quarter of 2010 allowing the plant to operate at its current capacity without requiring that any further expansion be undertaken to achieve the 57.5 million gallon requirement.  CEL is current on all payments of principal and interest due under the senior note agreement and is in compliance with all other terms of the senior note agreement.  Management believes CHEC’s investment in Cornhusker Holdings is not impaired as of June 30, 2010 based on Management’s intent and ability to hold the investments until fully recovered as well as an analysis of forecasted cash flows.  For the six months ended June 30, 2010, CEL did not achieve its projected cash flow forecasts.  If CEL’s margins do not improve to at least the level indicated in its cash flow forecast, CHEC’s investment could become impaired.

During 2009, CH Shirley, a wholly owned subsidiary of CHEC, agreed to invest approximately $50 million for a 90% controlling interest in a 20-megawatt wind farm facility being constructed in Wisconsin.  As of June 30, 2010, CH Shirley had invested approximately $16.8 million, which is included in the line “Other non-utility property & plant” on the CH Energy Group Consolidated Balance Sheet.

NOTE 6 – Goodwill and Other Intangible Assets

The components of amortizable intangible assets of CH Energy Group are summarized as follows (Dollars In Thousands):

	June 30, 2010			December 31, 2009		June 30, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15	$33,745	$20,082	$33,745	$18,957	$55,165	$24,087
Trademarks	-	-	-	-	-	2,956	509
Covenants not to compete	5	100	85	100	75	1,605	1,085
Total Amortizable Intangibles	14.97	$33,845	$20,167	$33,845	$19,032	$59,726	$25,681

CH Energy Group
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization Expense	$567	$1,039	$1,135	$2,079

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is approximately $2.2 million.

NOTE 7 – Short-Term Borrowing Arrangements

Central Hudson’s borrowings under a revolving credit facility are as follows (In Thousands):

	June 30, 2010	December 31, 2009	June 30, 2009
Short-term borrowings	$3,000	$-	$-

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

There were no repurchases of preferred stock in the six months ended June 30, 2010 and 2009.

Central Hudson paid no common stock dividends in the six months ended June 30, 2010 and 2009.

NOTE 9 – Capitalization – Long-Term Debt

NYSERDA

Central Hudson’s 1999 NYSERDA Bonds, Series B, C and D, totaling $115.9 million, are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and Central Hudson does not expect variations in interest rates to have any adverse impact on earnings.

To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index of short-term tax-exempt debt.  Central Hudson’s one year rate caps for the bond series, set at 3.0%, expired on March 31, 2010 and were replaced with three new rate caps.  Effective April 1, 2010, the new rate caps are set at 5.0%.  Two of the rate caps are one-year in length with notional amounts aligned to Series C and Series D.  The third rate cap is two years in length with a notional amount aligned with Series B.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

NOTE 10 – Post-Employment Benefits

Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans.

Post-retirement benefit plans at Central Hudson do not have any adverse impact on earnings.  The following information is provided in accordance with current accounting requirements.

The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three and six months ended June 30, 2010 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$2,272	$1,957	$531	$519
Interest cost	6,571	6,455	1,712	1,791
Expected return on plan assets	(6,225)	(4,969)	(1,267)	(1,271)
Amortization of:
Prior service cost (credit)	544	544	(1,467)	(1,467)
Transitional obligation (asset)	-	-	641	641
Recognized actuarial loss	7,377	6,350	2,073	2,209

Net Periodic Benefit Cost	$10,539	$10,337	$2,223	$2,422

	Pension Benefits		OPEB(1)
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$4,544	$3,914	$1,062	$1,038
Interest cost	13,142	12,910	3,424	3,582
Expected return on plan assets	(12,450)	(9,938)	(2,534)	(2,542)
Amortization of:
Prior service cost (credit)	1,088	1,088	(2,934)	(2,934)
Transitional obligation (asset)	-	-	1,282	1,282
Recognized actuarial loss	14,754	12,700	4,146	4,418

Net Periodic Benefit Cost	$21,078	$20,674	$4,446	$4,844

(1)	The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Central Hudson’s pension liability balance (i.e., the under-funded status) at June 30, 2010, December 31, 2009 and June 30, 2009 was $126.5 million, $153.0 million and $162.2 million, respectively.  These balances include recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, as well as consideration for non-qualified executive plans.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Prefunded (accrued) pension costs prior to funding status adjustment	$22,257	$11,661	$16,060
Additional liability required	(148,801)	(164,644)	(178,295)
Total accrued pension liability	$(126,544)	$(152,983)	$(162,235)

Total offset to additional liability - Regulatory assets - Pension Plan	$148,801	$164,644	$178,295

Gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson has PSC approval to record regulatory assets rather than adjusting comprehensive income to offset the additional liability.

Contributions to the Retirement Plan during the six months ended June 30, 2010 and 2009 were $31.4 million and $6.6 million, respectively.  The increase in year-over-year funding is primarily due to stronger than expected cash flows at the end of 2009, which enabled Central Hudson to accelerate its 2010 funding of the plan.

Employer contributions for OPEB totaled $3.8 million during the six months ended June 30, 2010.  There were no employer contributions for OPEB during the six months ended June 30, 2009.

 Contribution levels for the Post-Employment Benefit plans are determined by various factors including the discount rate, expected return on plan assets, benefit changes, and corporate resources.  In addition, OPEB plan contribution levels are also impacted by medical claims assumptions used and mortality assumptions used.

Retirement Plan Policy and Strategy

Central Hudson’s Retirement Plan investment policy seeks to achieve long-term growth and income to match the long-term nature of its funding obligations.  The asset allocation strategy employed in the Retirement Plan reflects Central Hudson’s return objectives and what Management believes is an acceptable level of short-term volatility in the market value of the Retirement Plan assets in exchange for potentially higher long-term returns.  Asset allocation targets, effective as of June 30, 2010, expressed as a percentage of the market value of the Retirement Plan’s assets, are summarized in the table below:

Asset Class	Minimum	Target Average	Maximum
Equity Securities	53%	58%	63%
Debt Securities	37%	42%	47%
Alternative Investments(1)	-%	-%	5%

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

During the first quarter of 2010, Management began a transition to a long-duration investment strategy for its pension plan assets.  Management’s intent in making the change is to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets with liabilities.  The transition is expected to take between two and three years and result in changing the asset allocation to a 50/50 split between debt and equity.  In addition, this policy is intended to:

•	Achieve a rate of return for the Plan over the long term that contributes to meeting the Plan’s current and future obligations, including actuarial interest and benefit payment obligations.
•
Earn long-term returns from capital appreciation and current income that at least keep pace with inflation over the long term by meeting or exceeding the benchmark index net of fees as described below.

There are no assurances that the Retirement Plan’s return objectives will be achieved.

The targeted benchmark index over the next two to three years during the transition to long-duration investment strategy is comprised of 28% Russell 1000 Stock Index; 10% Russell 2500 Stock Index; 12% Morgan Stanley Capital International Europe, Australasia and Far East (MSCI EAFE) International Stock Index (Net) and 50% BC Long Government Credit Index.

NOTE 11 – Equity-Based Compensation

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 Plan is as follows:

			Performance Shares
	Grant Date	Performance Shares	Outstanding at
Grant Date	Fair Value	Granted	June 30, 2010
January 24, 2008	$35.76	33,440	31,900
January 26, 2009	$49.29	36,730	36,730
February 8, 2010	$38.62	48,740	48,740

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

In May 2010, performance shares earned as of December 31, 2009 for the award cycle with a grant date of January 25, 2007 were issued to participants.  Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group's treasury stock.  A total of 9,983 shares were issued from CH Energy Group's treasury stock in May 2010.  Additionally, due to the retirement of one of Central Hudson's executive officers on January 1, 2010, a pro-rated number of shares under the January 24, 2008 and January 26, 2009 grants were paid to this individual on July 1, 2010.  An additional 2,134 shares were issued from CH Energy Group's treasury stock on this date in satisfaction of these awards.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of June 30, 2010:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at June 30, 2010
January 2, 2008	Shares	10,000	$44.32	End of 3 years	8,900	(1)
January 2, 2008	Shares	2,100	$44.32	Ratably over 3 years	700
January 26, 2009	Shares	2,930	$49.29	End of 3 years	2,680	(2)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	14,375
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	3,060
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200

(1)
500 shares were forfeited upon resignation of the employee holding the shares and the vesting of 600 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith.

(2)	The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the three and six months ended June 30, 2010 and 2009 (In Thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Performance shares	$150	$299	$754	$495
Restricted shares and stock units	$133	not material	$266	$108

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  On an annual basis, the electricity purchased through the Entergy contract represents approximately 23% of Central Hudson’s full-service customer requirements.  For the six months ended June 30, 2010 and 2009, the energy supplied under this agreement cost approximately $28.1 million and $25.3 million, respectively.  On June 30, 2010, Central Hudson entered into another agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.

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

Contingencies

City of Poughkeepsie

On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York, resulting in several deaths and damage to nearby residences.  Eight separate lawsuits arising out of this incident have been commenced against Central Hudson and other defendants.  The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of natural gas.  The suits seek an aggregate of $528 million in compensatory damages.  Central Hudson has notified its insurance carrier, denied liability, and defended the lawsuits.  On December 10, 2008, Central Hudson entered into a settlement agreement with the plaintiffs and one remaining defendant.  Under the settlement agreement, Central Hudson has agreed to make payments to the plaintiffs that will not be material in the aggregate.  The settlement agreement is subject to final approval by the Court.

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
Interim Remediation work complete.  Final Report approved by the DEC.  A revised Site Management Plan was submitted by Central Hudson to the DEC on May 12, 2010.  The property owner is finalizing a deed restriction for the property with the DEC.

#2	Newburgh, NY
The DEC has approved the Construction Completion Report for the remediation that was completed at Area A of the site.  Remediation is currently underway in Areas B and C, and is scheduled to be completed by the end of 2010.  Site restoration work will be completed in the first half of 2011.

#3	Laurel Street Poughkeepsie, NY
Remediation work is complete.  The Construction Completion Report was approved by the DEC on June 21, 2010.  As requested by the DEC, fifteen additional monitoring wells were installed in the 1st quarter of 2010.  The first quarterly groundwater-sampling event was conducted between April 29-May 4, 2010.

Site		Status
#4	North Water Street Poughkeepsie, NY
As requested by the DEC, additional land and river investigations were conducted during the week of April 5, of 2010.  Monitoring for the Reactive Cap Pilot study is ongoing with removal of the cap planned for later this year.

#5	Kingston, NY
Additional land and river investigations have been approved by the DEC.  The schedule for the upcoming Remedial Investigative (“RI”) work is pending completion/approval of the RI Work Plan.  Previously, a license agreement with a private party and Central Hudson had allowed the presence and mooring of tug boats and a “Dry Dock” in the Rondout Creek in front of the Kingston site.  All tugs have been removed by the owner.  There has previously been disagreement as to the overall responsibility for the “Dry Dock” which has sunk and resides at the bottom of the Rondout Creek waterway.  We are currently involved in legal proceedings seeking to get the “Dry Dock” removed, and while responsibility for the “Dry Dock” appears to have been established as belonging to the private party, the outcome of the proceedings are uncertain.

#6	Catskill, NY
Site investigation has been completed under the DEC-approved Brownfield Cleanup Agreement.  A Remedial Investigation Final Report was submitted to the DEC on May 12, 2010.  A remediation Alternatives Analysis is planned for the third and fourth quarters of 2010.

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

Site #1 interim remediation work has been completed and the final report has been approved by the DEC.  With regards to sites #7, 8, and 9, Central Hudson does not have sufficient information to estimate its potential remediation cost, if any.  As stated above, Central Hudson believes that it has no liability for these sites.

Information for sites #2 through #6 are detailed in the chart below (In Thousands):

Site #	Estimate	Liability Recorded as of 12/31/09	Amounts Spent in 2010(3)	Liability Adjustment	Liability Recorded as of 6/30/10	Current Portion of Liability at 6/30/10	Long term portion of Liability at 6/30/10
2, 3(1)	$44,700	$18,554	$9,041	$(2,172)	$7,344	$6,787	$557
4, 5, 6(2)	121,000	1,676	225	833	2,304	1,315	989
	$165,700	$20,230	$9,266	$(1,339)	$9,648	$8,102	$1,546

(1)
The estimates for sites #2 and 3 are currently based on the actual completed or contracted remediation costs.  However, these estimates are subject to change.  The estimated liability recorded for sites #2 and 3 are based on estimates of remediation costs for the proposed clean-up plans.

(2)
No amounts have been recorded in connection with physical remediation for sites #4, 5 and 6.  Absent DEC-approved remediation plans, Management cannot reasonably estimate what cost, if any, will actually be incurred.  The estimated liability for sites #4, 5 and 6 are based on the latest forecast of activities at these sites in connection with preliminary investigations, site testing and development of remediation plans for these sites.  For additional discussion of estimates, see paragraphs below.

(3)	Amounts spent in 2010 as shown above do not include legal fees of approximately $23K.

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

Pursuant to the 2006 Rate Order, Central Hudson is permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.  Central Hudson spent $4.9 million and $9.3 million in the three and six months ended June 30, 2010, respectively, related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  Based on the 2006 Rate Order, on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation and Remediation Costs.  The 2009 Rate Order provided for an increase in this rate allowance to an amount of $2.8 million during the July 2009 through June 2010 rate year.  Additionally, the 2009 Rate Order authorized recovery of amounts spent over the rate allowance from a net electric regulatory liability balance and authorizes continued deferral for all other MGP site remediation expenditures.  The total MGP Site Investigation and Remediation costs recovered from July 1, 2007 through June 30, 2010 was approximately $13.2 million, with $3.2 million recovered in the second quarter of 2010 totaling $7.1 million recovered in 2010.

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

•	Eltings Corners

Central Hudson owns and operates a maintenance and warehouse facility in Highland, NY.  In the course of Central Hudson’s recent hazardous waste permit renewal process for this facility, sediment contamination was discovered within the wetland area across the street from the main property.  In cooperation with NYSDEC, Central Hudson continues to investigate the nature and extent of the contamination.  The extent of the contamination, as well as the timing and costs for continued investigation and future remediation efforts, cannot be reasonably estimated at this time.

•	Asbestos Litigation

As of June 30, 2010, of the 3,319 asbestos cases brought against Central Hudson, 1,186 remain pending.  Of the cases no longer pending against Central Hudson, 1,981 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 152 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases.  Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the six months ended June 30, 2010, Griffith spent approximately $0.1 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith’s reserve for environmental remediation is $3.5 million as of June 30, 2010, of which $0.3 million is expected to be spent in the next twelve months.

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

Certain additional information regarding these segments is set forth in the following tables.  General corporate expenses and Central Hudson’s property common to both electric and natural gas segments have been allocated in accordance with practices established for regulatory purposes.

Central Hudson’s and Griffith’s operations are seasonal in nature and weather-sensitive and, as a result, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.  Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

In the following segment charts for CH Energy Group, information related to Griffith represents continuing operations unless otherwise noted.

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$125,096	$32,461	$42,111	$2,109	$-		$201,777
Intersegment revenues	1	26	-	-	(27)		-
Total revenues	125,097	32,487	42,111	2,109	(27)		201,777
Operating income	16,135	4,944	(2,170)	(1,689)	-		17,220
Interest and investment income	1,127	381	-	723	(718)	(1)	1,513
Interest charges	5,038	1,263	577	976	(718)	(1)	7,136
Income before income taxes	12,321	4,002	(2,714)	(3,000)	-		10,609
Net income (loss) attributable to CH Energy Group	7,578	2,169	(1,601)	(1,381)	-		6,765
Segment assets at June 30	1,141,625	356,156	97,210	93,166	(2,454)	(2)	1,685,703

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,000 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2009
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$108,597	$31,056	$37,524		$1,442	$-		$178,619
Intersegment revenues	4	34	-		-	(38)		-
Total revenues	108,601	31,090	37,524		1,442	(38)		178,619
Operating income	7,250	118	(2,451)		(853)	-		4,064
Interest and investment income	1,298	568	-		1,628	(1,144)	(1)	2,350
Interest charges	4,673	1,218	648		638	(1,144)	(1)	6,033
Income before income taxes	2,888	(747)	(3,022)		(543)	-		(1,424)
Net income (loss) attributable to CH Energy Group	1,684	(709)	(2,170)	(3)	(262)	-		(1,457)
Segment assets at June 30	1,082,953	377,481	174,158		67,622	(1,221)	(2)	1,700,993

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,260 related to Lyonsdale.
(3)	Includes loss from discontinued operations of $(384).

CH Energy Group Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$271,058	$101,548	$126,578	$5,235	$-		$504,419
Intersegment revenues	19	201	-	-	(220)		-
Total revenues	271,077	101,749	126,578	5,235	(220)		504,419
Operating income	36,262	18,576	5,173	(1,503)	-		58,508
Interest and investment income	1,930	703	1	1,359	(1,353)	(1)	2,640
Interest charges	10,133	2,604	1,097	1,926	(1,353)	(1)	14,407
Income before income taxes	27,928	16,520	4,166	(3,257)	-		45,357
Net income (loss) attributable to CH Energy Group	16,688	9,461	2,458	(1,404)	-		27,203
Segment assets at June 30	1,141,625	356,156	97,210	93,166	(2,454)	(2)	1,685,703

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,000 related to Lyonsdale.

CH Energy Group Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2009
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$265,350	$121,179	$110,532		$3,655	$-		$500,716
Intersegment revenues	10	252	-		-	(262)		-
Total revenues	265,360	121,431	110,532		3,655	(262)		500,716
Operating income	22,997	11,602	7,494		(1,129)	-		40,964
Interest and investment income	1,649	962	5		3,046	(2,196)	(1)	3,466
Interest charges	9,553	2,556	1,207		768	(2,196)	(1)	11,888
Income before income taxes	13,840	9,700	6,490		(1,071)	-		28,959
Net income attributable to CH Energy Group	7,979	5,347	7,856	(3)	482	-		21,664
Segment assets at June 30	1,082,953	377,481	174,158		67,622	(1,221)	(2)	1,700,993

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,260 related to Lyonsdale.
(3)	Includes income from discontinued operations of $3,993.

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2010
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$125,096	$32,461	$-	$157,557
Intersegment revenues	1	26	(27)	-
Total revenues	125,097	32,487	(27)	157,557
Operating income	16,135	4,944	-	21,079
Interest and investment income	1,127	381	-	1,508
Interest charges	5,038	1,263	-	6,301
Income before income taxes	12,321	4,002	-	16,323
Income available for common stock	7,578	2,169	-	9,747
Segment assets at June 30	1,141,625	356,156	-	1,497,781

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$108,597	$31,056	$-	$139,653
Intersegment revenues	4	34	(38)	-
Total revenues	108,601	31,090	(38)	139,653
Operating income	7,250	118	-	7,368
Interest and investment income	1,298	568	-	1,866
Interest charges	4,673	1,218	-	5,891
Income before income taxes	2,888	(747)	-	2,141
Income available for common stock	1,684	(709)	-	975
Segment assets at June 30	1,082,953	377,481	-	1,460,434

Central Hudson Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2010
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$271,058	$101,548	$-	$372,606
Intersegment revenues	19	201	(220)	-
Total revenues	271,077	101,749	(220)	372,606
Operating income	36,262	18,576	-	54,838
Interest and investment income	1,930	703	-	2,633
Interest charges	10,133	2,604	-	12,737
Income before income taxes	27,928	16,520	-	44,448
Income available for common stock	16,688	9,461	-	26,149
Segment assets at June 30	1,141,625	356,156	-	1,497,781

Central Hudson Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$265,350	$121,179	$-	$386,529
Intersegment revenues	10	252	(262)	-
Total revenues	265,360	121,431	(262)	386,529
Operating income	22,997	11,602	-	34,599
Interest and investment income	1,649	962	-	2,611
Interest charges	9,553	2,556	-	12,109
Income before income taxes	13,840	9,700	-	23,540
Income available for common stock	7,979	5,347	-	13,326
Segment assets at June 30	1,082,953	377,481	-	1,460,434

NOTE 14 - Accounting for Derivative Instruments and Hedging Activities

Accounting for Derivatives

Central Hudson has been authorized to fully recover risk management costs as a component for its natural gas and electricity cost adjustment charge clauses.  Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers.  These costs include transaction costs, and gains and losses associated with risk management instruments."  The related gains and losses associated with Central Hudson’s derivatives are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses, and are not designated as hedges.  Additionally, Central Hudson has been authorized to fully recover the interest costs associated with its variable rate debt, which includes costs and gains or losses associated with its interest rate cap contracts.  As a result, derivative activity at Central Hudson does not impact earnings.

Derivative activity related to Griffith’s heating oil contracts is not material.

Notwithstanding the above, the following information is provided in accordance with current accounting requirements.

The percentage of Central Hudson’s electric and gas requirements hedged by derivative contracts is as follows:

Central Hudson	% of Requirement Hedged
Open Electric Derivative Contracts:
2009	24.8%
July 2010 – December 2010(1)	29.5%
2011(1)	21.6%
2012(1)	22.1%

Open Natural Gas Derivative Contracts:
2009	37.4%
November 2010 – March 2011(1)	28.4%
(1)  Projected coverage as of June 30, 2010.

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

To help limit the credit exposure of their derivatives, both Central Hudson and Griffith have entered into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Of the sixteen total agreements held by both companies, eleven contain credit-risk related contingent features.  As of June 30, 2010, there were 13 open derivative contracts under these eleven master netting agreements containing credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on June 30, 2010 if the contingent features were triggered, are described below.

Contingent Contracts
(Dollars In Thousands)

	As of June 30, 2010
Triggering Event	# of Contracts Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	1	$(22)	$(22)
Credit Rating Downgrade (to below BBB-)	8	1,062	1,062
Adequate Assurance(1)	1	(6,675)	(6,175)
Total Central Hudson	10	(5,635)	(5,135)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	-	-	-
Adequate Assurance(1)	3	28	28
Total Griffith	3	28	28

Total CH Energy Group	13	$(5,607)	$(5,107)

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On June 30, 2010, Central Hudson had collateral of $0.5 million posted against the fair value amount of derivatives under one of these agreements and Griffith had no collateral posted.

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

Gross Fair Value of Derivative Instruments

On June 30, 2010, CH Energy Group and Central Hudson each reported one major category of assets and liabilities at fair value: derivative contracts.  Derivative contracts are measured on a recurring basis.  The fair value of CH Energy Group's and Central Hudson's reportable assets and liabilities at June 30, 2010, December 31, 2009 and June 30, 2009 by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2010
Assets:
Derivative Contracts:
Central Hudson - electric	$1,080	$-	$-	$1,080
Central Hudson - natural gas	30	30	-	-
Griffith - heating oil(1)	28	28	-	-
Central Hudson - interest rate cap	-	-	-	-
Total Assets	$1,138	$58	$-	$1,080

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(24,556)	$-	$-	$(24,556)
Central Hudson - natural gas	(173)	(173)	-	-
Total Liabilities	$(24,729)	$(173)	$-	$(24,556)

As of December 31, 2009
Assets:
Derivative Contracts:
Central Hudson - electric	$314	$-	$-	$314
Central Hudson - natural gas	79	79	-	-
Griffith - heating oil(1)	348	348	-	-
Central Hudson - interest rate cap	-	-	-	-
Total Assets	$741	$427	$-	$314

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(12,297)	$-	$-	$(12,297)
Central Hudson - natural gas	(1,256)	(1,256)	-	-
Griffith - other derivative financial instrument(1)	(284)	-	(284)	-
Total Liabilities	$(13,837)	$(1,256)	$(284)	$(12,297)

As of June 30, 2009
Assets:
Derivative Contracts:
Central Hudson - electric	$500	$-	$-	$500
Griffith - heating oil(1)	97	97	-	-
Central Hudson - interest rate cap	-	-	-	-
Total Assets	$597	$97	$-	$500

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(11,771)	$-	$-	$(11,771)
Central Hudson - natural gas	(3,003)	(3,003)	-	-
Total Liabilities	$(14,774)	$(3,003)	$-	$(11,771)

(1)	Derivative contracts relate to CH Energy Group's unregulated business subsidiary, Griffith. All other contracts pertain to Central Hudson's derivative contracts as noted.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Balance at Beginning of Period	$(36,628)	$(17,506)
Unrealized gains	13,152	6,235
Realized losses	(3,489)	(7,314)
Purchases, issuances, sales and settlements	3,489	7,314
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(23,476)	$(11,271)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

	Six Months Ended
	June 30, 2010	June 30, 2009
Balance at Beginning of Period	$(11,983)	$(5,538)
Unrealized losses	(11,493)	(5,733)
Realized losses	(6,339)	(10,778)
Purchases, issuances, sales and settlements	6,339	10,778
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(23,476)	$(11,271)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.

The Effect of Derivative Instruments on the Statements of Income
(In Thousands)

CH Energy Group

Designated as Hedging Instruments:
None

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as (Increase)/Decrease in Purchased Electric and Purchased Natural Gas				Location of Gain/(Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Central Hudson electricity swap contracts	$(3,489)	$(7,314)	$(6,339)	$(10,778)	Regulatory asset(1)
Central Hudson natural gas swap contracts	-	(233)	(1,778)	(11,254)	Regulatory asset(1)
Central Hudson interest rate swap contract	-	-	-	-	Regulatory asset(1)
Griffith heating oil call option contracts	(16)	-	(52)	-	Purchased petroleum
Total	$(3,505)	$(7,547)	$(8,169)	$(22,032)

Central Hudson

Designated as Hedging Instruments:
None

Not Designated as Hedging Instruments:

	Amount of Gain/(Loss) Recognized as (Increase)/Decrease in Purchased Electric and Purchased Natural Gas				Location of Gain/(Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Electricity swap contracts	$(3,489)	$(7,314)	$(6,339)	$(10,778)	Regulatory asset(1)
Natural gas swap contracts	-	(233)	(1,778)	(11,254)	Regulatory asset(1)
Interest rate swap contract	-	-	-	-	Regulatory asset(1)
Total	$(3,489)	$(7,547)	$(8,117)	$(22,032)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

NOTE 15 – Other Fair Value Measurements

Financial instruments are recorded at carrying value in the financial statements, however, the fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents:  Carrying amount

Long-term Debt:  Quoted market prices for the same or similar issues

Notes Payable:  Carrying amount

Notes Receivable:  To estimate the fair value of debt instruments, CH Energy Group performed a discounted cash flow analysis, specifically the Gross Yield Method (“GYM”).  The GYM discounts the contractual cash flows at an estimated market or risk-adjusted yield.  The cash flows from the note receivable from Cornhusker Holdings include the estimated quarterly payments based on the contractual cash coupon payment and payment-in-kind (“PIK”) feature.  The estimated risk adjusted yield was based on the following: (i) the total contractual coupon payment, (ii) the change in option adjusted spreads (“OAS”) between the amendment date and year-end, and (iii) a risk adjustment to account for the additional risk due to the PIK feature.  The estimated fair value of the note receivable was calculated as the sum of the present value of all quarterly payments and the final principal repayment.  Additionally, a CCC credit rating for CEL was assumed in the fair value calculation. Based on the assumptions and methodologies described, the fair value of the note receivable as of June 30, 2010 is $11.3 million.  The carrying amount of this note receivable as of June 30, 2010 that is reported in the balance sheet is $10.2 million.

CH Energy Group - Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

June 30, 2010
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$941	$37,007	$31,076	$41,650	$237,375	$372,049	$400,662
Estimated Effective Interest Rate	4.38%	6.86%	6.71%	6.93%	6.02%	5.94%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.44%	0.44%
				Total Debt Outstanding			$487,899	$516,512
				Estimated Effective Interest Rate			4.69%

December 31, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$941	$37,007	$31,076	$41,650	$237,373	$372,047	$385,527
Estimated Effective Interest Rate	4.38%	6.86%	6.71%	6.92%	6.02%	5.94%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
				Total Debt Outstanding			$487,897	$501,377
				Estimated Effective Interest Rate			4.78%

June 30, 2009
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$258,046	$348,046	$350,350
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.95%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						1.19%	1.19%
				Total Debt Outstanding			$463,896	$466,200
				Estimated Effective Interest Rate			4.80%

Central Hudson - Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

June 30, 2010
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$-	$36,000	$30,000	$14,000	$218,049	$322,049	$343,215
Estimated Effective Interest Rate	4.38%	-%	6.71%	6.93%	4.81%	5.86%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.44%	4.40%
				Total Debt Outstanding			$437,899	$459,065
				Estimated Effective Interest Rate			4.45%

December 31, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$-	$36,000	$30,000	$14,000	$218,047	$322,047	$332,908
Estimated Effective Interest Rate	4.38%	-%	6.71%	6.93%	4.81%	5.86%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
				Total Debt Outstanding			$437,897	$448,758
				Estimated Effective Interest Rate			4.56%

June 30, 2009
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$208,046	$298,046	$299,287
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.79%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						1.19%	1.19%
				Total Debt Outstanding			$413,896	$415,137
				Estimated Effective Interest Rate			4.58%

NOTE 16 – Subsequent Events

CH Energy Group has performed an evaluation of events subsequent to June 30, 2010 through the date the financial statements were issued and noted one additional item to disclose.  On July 15, 2010, Central Hudson declared a $26.0 million dividend payable to CH Energy Group (the Holding Company).

ITEM 2 -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2009 and the MD&A in Part I, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

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

A breakdown by business unit of CH Energy Group’s operating revenues, net of divestitures of $201.8 million and $178.6 million for the three months ended June 30, 2010 and 2009, respectively, is illustrated below.

CH Energy Group Revenue by Business Unit

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 2nd Quarter 2010: 26% cost recovery revenues + 36% other revenues = 62%
Electric 2nd Quarter 2009: 29% cost recovery revenues + 32% other revenues = 61%
Natural gas 2nd Quarter 2010: 7% cost recovery revenues + 9% other revenues = 16%
Natural gas 2nd Quarter 2009: 10% cost recovery revenues + 7% other revenues = 17%
Griffith 2nd Quarter 2010: 16% commodity costs + 5% other revenues = 21%
Griffith 2nd Quarter 2009: 15% commodity costs + 6% other revenues = 21%

A breakdown by business unit of CH Energy Group’s operating revenues, net of divestitures of $504.4 million and $500.7 million for the six months ended June 30, 2010 and 2009, respectively, is illustrated below.

CH Energy Group Revenue by Business Unit

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric YTD 2010: 24% cost recovery revenues + 30% other revenues = 54%
Electric YTD 2009: 28% cost recovery revenues + 25% other revenues = 53%
Natural gas YTD 2010: 10% cost recovery revenues + 10% other revenues = 20%
Natural gas YTD 2009: 17% cost recovery revenues + 7% other revenues = 24%
Griffith YTD 2010: 19% commodity costs + 6% other revenues = 25%
Griffith YTD 2009: 15% commodity costs + 7% other revenues = 22%

A breakdown by business unit of net income/(loss) attributable to CH Energy Group of $6.8 million and $(1.5) million for the three months ended June 30, 2010 and 2009, respectively, is illustrated below.

CH Energy Group Net Income by Business Unit

(1)      Includes loss from discontinued operations of $(0.4) million for the three months ended June 30, 2009.

A breakdown by business unit of net income attributable to CH Energy Group of $27.2 million and $21.7 million for the six months ended June 30, 2010 and 2009, respectively, is illustrated below.

CH Energy Group Net Income by Business Unit

(2)      Includes income from discontinued operations of $4.0 million for the six months ended June 30, 2009.

Due to the seasonality of the fuel oil distribution and natural gas businesses, each business unit’s relative contribution to total earnings can vary significantly from quarter to quarter.  As such, a more meaningful view of results can be seen on a twelve month basis, as illustrated below:

CH Energy Group Net Income for the 12 Months Ended June 30, 2010

A breakdown by segment of CH Energy Group’s total assets of $1.7 billion as of June 30, 2010 is illustrated below.

CH Energy Group Assets at June 30, 2010, by Business Unit

As the graph above indicates, as of June 30, 2010, 89% of CH Energy Group’s assets were employed in the electric and natural gas businesses, which are subject to regulation by the Public Service Commission (“PSC”) (as discussed in more detail below).  The remaining 11% of its assets at June 30, 2010 were employed in non-regulated businesses.

CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and through share price appreciation that is expected to result from earnings growth over the long term.  CH Energy Group seeks to employ its resources in a manner that supports steady growth.  CH Energy Group seeks to invest in projects that have risk and volatility profiles over the long term that are similar to Central Hudson.  CH Energy Group seeks to achieve this result through careful risk management and by regularly considering a range of strategies that include: acquisitions, operating efficiency improvements, capital structure, allocation of capital to each business unit, entry into new lines of business, and divesting all or portions of existing lines of business.  The particular strategy CH Energy Group employs from this range of options is periodically reviewed by Management and CH Energy Group’s Board of Directors.  Factors considered in decision-making include changes in the internal and external environment as well as the expected significance of each strategy to CH Energy Group’s ability to achieve its objective.

In pursuit of its objectives, in 2010, CH Energy Group continues to invest in Central Hudson’s infrastructure, review opportunities for Griffith to expand its service offerings, reduce costs and make selected “tuck-in” acquisitions, evaluate wind and landfill gas projects, explore divestiture of non-core assets, and evaluate new growth opportunities.

Central Hudson plans to continue investing in the replacement of aging infrastructure, upgrading the electric grid to enhance service for its customers, and make capital investments to reduce operational expenses.  While load growth was minimal in 2009, total infrastructure investments were still substantially higher than annual depreciation, which resulted in a net increase to Central Hudson’s rate base.  Central Hudson is permitted by its regulators to recover its cost of capital on invested rate base.  Infrastructure investments are expected to continue to exceed annual depreciation for the foreseeable future, increasing rate base and providing the basis for earnings growth over the long term.

In July 2009, Central Hudson filed a request to increase its electric and natural gas rates effective July 1, 2010.  The request was necessary to fund ongoing and needed investments in the region's electric and natural gas infrastructure; to recover expenses associated with continued environmental compliance; to address externally imposed costs, such as rising property taxes; to maintain service levels, including our vegetation management program to reduce the incidence of service interruptions due to tree contact with utility lines; and to continue important safety programs, such as stray voltage testing.  In February 2010, Central Hudson, the Staff of the Public Service Commission and Multiple Intervenors filed a proposed 3-year rate settlement.  With the implementation of revenue decoupling mechanisms (“RDMs”) effective July 2009, Central Hudson believes that the benefits of entering into a 3-year rate agreement outweigh the risk of limiting its ability to increase rates during this period beyond the level agreed to in the settlement.  Management believes that agreeing to the 3-year rate settlement reduces earnings and cash flow uncertainties surrounding Central Hudson’s ability to obtain rate increases during this period and allows the company to focus on its operations.  At the June 17, 2010 Public Service Commission session, the Commission adopted the terms of the 3-year settlement in its entirety.

During the first six months of 2010, Management resumed its prior acquisition strategy to expand through selected “tuck-in” acquisitions in the Mid-Atlantic region.  This growth strategy focuses on acquiring and retaining full-service customers in geographic areas that overlap Griffith’s existing operations.  Through the first six months of 2010, no acquisitions have been made.

In the second quarter of 2010, CHEC continued to focus on its renewable energy projects.  CH Shirley, a wholly owned subsidiary of CHEC, has invested $16.8 million to date, of the approximate $50 million committed, in a 20-megawatt wind farm facility in Wisconsin.  Construction began at the end of the first quarter and is expected to be completed in the fourth quarter of 2010.

CH Energy Group is currently reviewing its strategy with respect to the allocation of capital to renewable energy projects and has suspended making new investments in such projects pending completion of this review.

Central Hudson

Central Hudson delivers electricity and natural gas to approximately 300,000 electric customers and 75,000 natural gas customers in a defined service territory in the Mid-Hudson Valley region of New York State.  The rates Central Hudson charges its customers are set by the PSC.  These rates are designed to recover the cost of providing safe and reliable service to Central Hudson’s customers and to provide a fair and reasonable return on the capital invested by shareholders.  Central Hudson’s earnings are derived primarily from the revenue it generates from delivering energy to its customers.  Central Hudson also procures supplies of electricity and natural gas for customers who have not chosen to utilize an independent third party supplier.  The PSC has authorized Central Hudson to recover the costs of the electric and gas commodities from customers, without earning a profit on the commodity costs.

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

This filing resulted in Central Hudson, PSC Staff, and Multiple Intervenors entering into a negotiated three year settlement Joint Proposal ("2010 Joint Proposal") filed with the PSC on February 3, 2010.  In an Order Establishing Rate Plan issued by the PSC on June 18, 2010, the Commission adopted the terms of the Joint Proposal that include an increase to electric delivery revenues of $30.2 million over a three-year term is to be phased in with annual electric delivery rate increases of approximately $11.8 million as of July 1, 2010, $9.3 million as of July 1, 2011 and $9.1 million as of July 1, 2012.  A natural gas delivery revenue increase of $9.7 million is to be phased-in over three years with natural gas delivery rate increases of $5.7 million as of July 1, 2010, $2.4 million as of July 1, 2011 and $1.6 million as of July 1, 2012.  The impact on customers of the electric rate increase will be moderated by continuing the credit to customers’ bills that began with the 2009 Rate Order.  These credits totaled $20 million in the current rate year and will be reduced to $12 million and $4 million in rate years 1 and 2 of the 2010 Joint Proposal, respectively, after which the credit mechanism will end.

Additional information regarding the 2010 Electric and Natural Gas Rate Increase is discussed within the “Regulatory Matters – PSC Proceedings” section.

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

Below is a breakdown of Griffith’s gross profit from continuing operations of $8.1 million and $9.1 million by petroleum product and by service and installations for the three months ended June 30, 2010 and 2009, respectively.

Griffith Gross Profit by Product & Service Line

Gross profits from discontinued operations of $6.5 million by product and service lines for the three months ended June 30, 2009, excluded from the chart above are as follows:

Heating Oil: $2.4 million, or 37% for the three months ended June 30, 2009
Motor Fuels: $0.9 million, or 13% for the three months ended June 30, 2009
Other Fuels: $0.3 million, or 4% for the three months ended June 30, 2009
Service & Installations: $2.8 million, or 44% for the three months ended June 30, 2009
Other: $0.1 million, or 2% for the three months ended June 30, 2009

Below is a breakdown of Griffith’s gross profit of $28.5 million and $32.7 million by petroleum product and by service and installations for the six months ended June 30, 2010 and 2009, respectively.

Griffith Gross Profit by Product & Service Line

Gross profits from discontinued operations of $23.1 million by product and service lines for the six months ended June 30, 2009, excluded from the chart above are as follows:

Heating Oil: $14.5 million, or 63% for the six months ended June 30, 2009
Motor Fuels: $1.6 million, or 7% for the six months ended June 30, 2009
Other Fuels: $0.9 million, or 4% for the six months ended June 30, 2009
Service & Installations: $5.8 million, or 25% for the six months ended June 30, 2009
Other: $0.3 million, or 1% for the six months ended June 30, 2009

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

With its reduced volatility of earnings and cash flows following the 2009 partial divestiture, Management has refocused its attention on improving the profitability of the remaining business.  Management has re-established its prior “tuck-in” acquisition strategy and has begun exploring potential candidates.  Management has also commenced an effort to expand its Heating, Ventilating and Air Conditioning business in a manner that is expected to provide additional earnings and cash flow at reasonably predictable levels.

Other Businesses and Investments

In addition to Griffith, CHEC derives earnings through investments in renewable energy, energy efficiency and an energy sector venture capital fund.  This business unit also includes the holding company’s activities, which consist primarily of financing its subsidiaries and business development.

CH Energy Group is currently reviewing its strategy with respect to the allocation of capital to renewable energy projects and has suspended making new investments in such projects pending completion of this review.

Notable Activity

Shirley Wind:  Construction of the 20-megawatt wind project began at the end of the first quarter 2010 and is currently on schedule to be completed in the fourth quarter of 2010.  During the second quarter, all access roads were completed, the underground electric collection system was installed, a maintenance building was constructed, and the first turbine foundation was completed.

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

CEL was obligated as part of its senior note agreement to complete the expansion of plant capacity and output from 40 million gallons per year to 57.5 million gallons per year by December 31, 2009.  A waiver was obtained from the senior lender in the second quarter of 2010 allowing the plant to operate at its current capacity without requiring any further expansion be undertaken to achieve the 57.5 million gallon requirement.  CEL is current on all payments of principal and interest due under the senior note agreement and is in compliance with all other terms of the senior note agreement.  CEL has not been making interest payments to CHEC.  In accordance with the subordinated note agreement, CEL has the right to accrue unpaid interest and add it to the value of the notes.  Management believes CHEC’s investment in Cornhusker Holdings is not impaired as of June 30, 2010 based on Management’s intent and ability to hold the investments until fully recovered, as well as an analysis of forecasted cash flows.  For the six months ended June 30, 2010, CEL did not achieve its projected cash flow forecasts.  If CEL’s margins do not improve to at least the level indicated in its cash flow forecast, CHEC’s investment could become impaired.

EARNINGS PER SHARE AND OVERVIEW OF SECOND QUARTER AND YEAR-TO-DATE RESULTS

The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and six months ended June 30, 2010, and 2009 for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

CH Energy Group Consolidated

Earnings per Share (Basic)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Central Hudson - Electric	$0.48	$0.10	$0.38	$1.06	$0.50	$0.56
Central Hudson - Natural Gas	0.14	(0.04)	0.18	0.60	0.34	0.26
Griffith	(0.10)	(0.14)	0.04	0.16	0.50	(0.34)
Other Businesses and Investments	(0.09)	(0.01)	(0.08)	(0.10)	0.03	(0.13)
	$0.43	$(0.09)	$0.52	$1.72	$1.37	$0.35

Earnings for CH Energy Group increased $0.52 per share for the second quarter of 2010 as compared to the second quarter of 2009.  The increase in year-over-year results for the second quarter was primarily driven by an improvement in earnings at Central Hudson.

Year-to-date earnings increased $0.35 per share for the first half of 2010 as compared to the same period in 2009.  The improvement in year-to-date earnings was also due to improved earnings at Central Hudson, but was partially offset by a decrease in earnings at Griffith during the first quarter, which was primarily driven by the divestiture of approximately 40% of this segment’s operations in December 2009.

Second quarter and year-to-date 2010 results by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Electric	$0.48	$0.10	$0.38	$1.06	$0.50	$0.56
Natural Gas	0.14	(0.04)	0.18	0.60	0.34	0.26
	$0.62	$0.06	$0.56	$1.66	$0.84	$0.82

Earnings from Central Hudson's electric and natural gas operations increased in the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009 primarily due to the increase in electric and natural gas delivery rates, including the RDM, both of which became effective July 1, 2009, and provided revenues which were better aligned with our costs of providing service to customers and allowed Central Hudson to earn a more appropriate return. Additionally, second quarter results included a deferral of electric bad debt expenses in excess of amounts provided in rates for the rate year ended June 30, 2010 and an increase to the requested and previously deferred gas bad debt expenses upon approval by the PSC. This approval modified the deferral time period from a rate year basis to a calendar year basis consistent with previously approved requests related to deferral of incremental gas uncollectible expenses. A summary of the year-over-year variances for the three and six months ended June 30, 2010 includes the following:

			Three Month Change			Six Month Change
Uncollectible deferral			$0.14			$0.14

Rate increases			0.41			0.84
Weather impact on sales			(0.05)			(0.13)
Sales per customer			0.08			0.03
Lower uncollectible reserves			0.04			0.07
Higher storm restoration expense(1)			(0.02)			(0.05)
Higher depreciation			(0.03)			(0.05)
Higher property and other taxes			(0.03)			(0.05)
Higher interest income on regulatory assets			0.02			0.02
			$0.56			$0.82

(1)	Excludes incremental costs incurred associated with the severe storms that occurred in late February 2010, which have been deferred for future recovery from customers.

Griffith

Earnings per Share (Basic)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	$(0.10)	$(0.14)	$0.04	$0.16	$0.50	$(0.34)

Griffith’s earnings increased in the three months ended and decreased for the six months ended June 30, 2010 compared to the same periods in 2009 due to the partial divestiture in December 2009. The operating losses from this portion of the business in the second quarter of 2009 improved the year-over-year results for the second quarter. On a year-to-date basis, the decreased volumes during the winter months as a result of the divestiture decreased earnings. A summary of the year-over-year variances for the three and six months ended June 30, 2010 includes the following:

			Three Month Change			Six Month Change
Discontinued operations			$0.02			$(0.25)

Margin on petroleum sales and services			0.02			(0.04)
Weather impact on sales (including hedging)			(0.03)			(0.04)
Weather-normalized sales (including conservation)			(0.02)			(0.04)
Operating expenses			0.03			0.03
Lower uncollectible accounts			0.02			0.04
Other			-			(0.04)
			$0.04			$(0.34)

Other Businesses and Investments

Earnings per Share (Basic)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	$(0.09)	$(0.01)	$(0.08)	$(0.10)	$0.03	$(0.13)

The earnings activity of CH Energy Group (the holding company) and CHEC’s partnerships and other investments decreased in the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to lower earnings at Lyonsdale. For the three months ended June 30, 2010, a plant outage at Lyonsdale for equipment repairs was the largest driver of the decrease. The expiration of production tax credits on December 31, 2009 also reduced second quarter earnings and was the primary reason for the year-to-date decrease. Reduced margins at Cornhusker negatively impacted earnings for the three and six month periods. In addition, interest expense at the holding company for debt privately placed in the second quarter of 2009 decreased earnings during the six month periods. A summary of the year-over-year variances for the three and six months ended June 30, 2010 includes the following:

			Three Month Change			Six Month Change
Lyonsdale investment			$(0.04)			$(0.05)
Cornhusker investment			(0.02)			(0.03)
Holding company interest expense			(0.01)			(0.04)
Other			(0.01)			(0.01)
			$(0.08)			$(0.13)

RESULTS OF OPERATIONS

Central Hudson

The following discussions and analyses include explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended June 30,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$157,557	$139,653	$17,904	12.8%

Operating Expenses:
Purchased electricity, fuel and natural gas	67,403	70,543	(3,140)	(4.5)%
Depreciation and amortization	8,422	7,989	433	5.4%
Other operating expenses	60,653	53,753	6,900	12.8%
Total Operating Expenses	136,478	132,285	4,193	3.2%
Operating Income	21,079	7,368	13,711	186.1%
Other Income, net	1,545	664	881	132.7%
Interest Charges	6,301	5,891	410	7.0%
Income before income taxes	16,323	2,141	14,182	662.4%
Income Taxes	6,334	924	5,410	585.5%
Net income	$9,989	$1,217	$8,772	720.8%

	Six Months Ended June 30,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$372,606	$386,529	$(13,923)	(3.6)%

Operating Expenses:
Purchased electricity, fuel and natural gas	171,925	225,891	(53,966)	(23.9)%
Depreciation and amortization	16,836	15,998	838	5.2%
Other operating expenses	129,007	110,041	18,966	17.2%
Total Operating Expenses	317,768	351,930	(34,162)	(9.7)%
Operating Income	54,838	34,599	20,239	58.5%
Other Income, net	2,347	1,050	1,297	123.5%
Interest Charges	12,737	12,109	628	5.2%
Income before income taxes	44,448	23,540	20,908	88.8%
Income Taxes	17,814	9,729	8,085	83.1%
Net income	$26,634	$13,811	$12,823	92.8%

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three and six months ended June 30, 2010 compared to the same periods in 2009.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Effective July 1, 2009, Central Hudson’s delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes no longer have a significant impact on Central Hudson’s earnings.

Actual Deliveries - Electric
(In Megawatt-Hours)

	Three Months Ended June 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	433,557	431,258	2,299	1%
Commercial	471,868	458,324	13,544	3%
Industrial and other	298,304	315,242	(16,938)	(5)%
Total Deliveries	1,203,729	1,204,824	(1,095)	(0)%

	Six Months Ended June 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	1,012,244	1,038,819	(26,575)	(3)%
Commercial	952,548	965,013	(12,465)	(1)%
Industrial and other	559,867	608,169	(48,302)	(8)%
Total Deliveries	2,524,659	2,612,001	(87,342)	(3)%

Actual Deliveries - Natural Gas
(In Thousand Cubic Feet)

	Three Months Ended June 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	798,816	879,319	(80,503)	(9)%
Commercial	1,025,849	1,105,986	(80,137)	(7)%
Industrial and other(1)	1,435,891	720,519	715,372	99%
Total Deliveries	3,260,556	2,705,824	554,732	21%

	Six Months Ended June 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	3,383,258	3,661,062	(277,804)	(8)%
Commercial	3,837,001	4,135,876	(298,875)	(7)%
Industrial and other(1)	2,930,390	2,133,850	796,540	37%
Total Deliveries	10,150,649	9,930,788	219,861	2%

(1) Includes interruptible natural gas deliveries.

Weather Normalized Deliveries - Electric
(In Megawatt-Hours)

	Three Months Ended June 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	440,949	437,794	3,155	1%
Commercial	467,883	462,060	5,823	1%
Industrial and other	298,346	315,290	(16,944)	(5)%
Total Deliveries	1,207,178	1,215,144	(7,966)	(1)%

	Six Months Ended June 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	1,020,501	1,034,770	(14,269)	(1)%
Commercial	949,363	967,137	(17,774)	(2)%
Industrial and other	559,912	608,198	(48,286)	(8)%
Total Deliveries	2,529,776	2,610,105	(80,329)	(3)%

Weather Normalized Deliveries - Natural Gas
(In Thousand Cubic Feet)
	Three Months Ended June 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	1,050,607	957,136	93,471	10%
Commercial	1,259,497	1,176,448	83,049	7%
Industrial and other(1)	476,112	408,644	67,468	17%
Total Deliveries	2,786,216	2,542,228	243,988	10%

	Six Months Ended June 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent
Residential	3,614,517	3,557,897	56,620	2%
Commercial	4,074,413	4,045,858	28,555	1%
Industrial and other(1)	1,170,866	1,160,482	10,384	1%
Total Deliveries	8,859,796	8,764,237	95,559	1%

(1)	Excludes interruptible natural gas deliveries.
Note:	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Electric deliveries to residential and commercial customers during the three months ended June 30, 2010 increased slightly as compared to the prior year primarily as a result of an increase in sales per customer during the second quarter.  Electric deliveries during the six months ended June 30, 2010 decreased as compared to the prior year primarily as a result of large decreases in sales per customer experienced in the first quarter, which outweighed the small increase in residential and commercial sales per customer in the second quarter.

Natural gas deliveries to residential and commercial customers during the three and six months ended June 30, 2010 as compared to the prior year were negatively impacted by the warmer than normal weather, which more than outweighed the increase in use per customer during both periods.  The increase in actual natural gas deliveries for industrial and other reflects the increase in delivery volumes for interruptible customers in the current year.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Three Months Ended June 30,		Increase /
	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$51,107	$50,043	$1,064
Sales to others for resale	1,542	1,199	343
Other revenues with matching offsets	18,022	11,126	6,896
Subtotal	70,671	62,368	8,303

Revenues Impacting Earnings:
Customer sales	49,954	43,485	6,469
RDM and other regulatory mechanisms	2,013	457	1,556
Pole attachments and other rents	1,069	1,076	(7)
Finance charges	784	839	(55)
Other revenues	605	372	233
Subtotal	54,425	46,229	8,196

Total Electric Revenues	$125,096	$108,597	$16,499

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Three Months Ended June 30,		Increase /
	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$10,006	$13,832	$(3,826)
Sales to others for resale	4,211	4,694	(483)
Other revenues with matching offsets	4,196	2,452	1,744
Subtotal	18,413	20,978	(2,565)

Revenues Impacting Earnings:
Customer sales	10,200	8,807	1,393
RDM and other regulatory mechanisms	2,594	559	2,035
Interruptible profits	508	289	219
Finance charges	308	350	(42)
Other revenues	438	73	365
Subtotal	14,048	10,078	3,970

Total Natural Gas Revenues	$32,461	$31,056	$1,405

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Six Months Ended June 30,		Increase /
	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$116,807	$139,506	$(22,699)
Sales to others for resale	2,716	2,259	457
Other revenues with matching offsets	37,506	23,707	13,799
Subtotal	157,029	165,472	(8,443)

Revenues Impacting Earnings:
Customer sales	105,456	94,032	11,424
RDM and other regulatory mechanisms	3,468	1,267	2,201
Pole attachments and other rents	2,098	2,043	55
Finance charges	1,594	1,768	(174)
Other revenues	1,413	768	645
Subtotal	114,029	99,878	14,151

Total Electric Revenues	$271,058	$265,350	$5,708

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Six Months Ended June 30,		Increase /
	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$38,115	$65,625	$(27,510)
Sales to others for resale	13,290	17,593	(4,303)
Other revenues with matching offsets	12,456	7,268	5,188
Subtotal	63,861	90,486	(26,625)

Revenues Impacting Earnings:
Customer sales	30,824	26,893	3,931
RDM and other regulatory mechanisms	4,022	1,688	2,334
Interruptible profits	1,075	591	484
Finance charges	630	782	(152)
Other revenues	1,136	739	397
Subtotal	37,687	30,693	6,994

Total Natural Gas Revenues	$101,548	$121,179	$(19,631)

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

Electric and natural gas revenues increased for the three months ended June 30, 2010 as compared to the same period in 2009.  For both electric and natural gas, this increase was due to higher revenues with matching offsets, as well as higher delivery rates on customer sales and higher regulatory revenue stabilization mechanisms, primarily related to the RDMs, both of which became effective July 1, 2009.  The increases in revenues with matching offsets, were primarily due to an increase in rates related to increased pension costs and a new tax surcharge implemented by the PSC in April 2009, and are offset by the matching increases in operating expenses.  Energy cost adjustment revenues also had an impact on the year-over-year results for the second quarter.  Electric energy cost adjustment revenues increased primarily due to increased purchased volumes.  Natural gas energy cost adjustment revenues decreased primarily due to decreased residential and commercial purchased volumes and revenues collected for previously deferred costs, partially offset by higher wholesale gas prices.

Electric revenues also increased in the six months ended June 30, 2010 as compared to the same period in 2009.  Higher other revenues with matching offsets, higher delivery rates on customer sales and higher revenues related to regulatory revenue stabilization mechanisms, primarily the RDMs as discussed above, were partially offset by a decrease in energy cost adjustment revenues.  The decrease in energy cost adjustment revenues for the first half of the year was a result of lower revenues required to be recovered for previously deferred purchased electric costs and a decrease in delivery volumes in the first quarter which outweigh the increase in volumes in the second quarter.

Natural gas revenues decreased in the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to lower energy cost adjustment revenues, which were only partially offset by higher other revenues with matching offsets, higher delivery rates on customer sales and higher revenues related to regulatory revenue stabilization mechanisms, primarily the RDMs.  Natural gas energy cost adjustment revenues decreased for the six months ended June 30, 2010 as compared to the same period in 2009 due to a decrease in both delivery volumes and wholesale gas prices in the first quarter, which outweigh the increase in prices in the second quarter.

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

Total utility operating expenses increased 3% in the three months ended June 30, 2010 and decreased 10% in the six months ended June 30, 2010 as compared to the same periods in 2009.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended June 30,		Increase /
	2010	2009	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$52,649	$51,242	$1,407
Purchased natural gas	14,217	18,526	(4,309)
PSC tax surcharge	3,972	-	3,972
Pension	6,914	2,756	4,158
OPEB	1,610	2,191	(581)
NYS energy programs	5,472	4,761	711
MGP site remediations	657	412	245
Other matched expenses	3,593	3,458	135
Subtotal	89,084	83,346	5,738

Other Expense Variations:
Tree trimming	3,280	3,299	(19)
Property taxes	7,548	6,710	838
Storm restoration expenses(2)	1,295	689	606
Injuries & damages reserve	(37)	(36)	(1)
Depreciation	8,422	7,989	433
Uncollectible expense	1,383	2,238	(855)
Uncollectible deferrals	(3,702)	-	(3,702)
Purchased natural gas incentive arrangements	537	775	(238)
Other expenses	28,668	27,275	1,393
Subtotal	47,394	48,939	(1,545)
Total Operating Expenses	$136,478	$132,285	$4,193

(1)	Includes expenses that, in accordance with the 2006 Rate Order and the 2009 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	Does not include $19.4 million in incremental costs related to the February 2010 significant storm event deferred for future recovery from customers. See further discussion below.

Change in Central Hudson Operating Expenses
(In Thousands)

	Six Months Ended June 30,		Increase /
	2010	2009	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$119,523	$141,765	$(22,242)
Purchased natural gas	51,405	83,218	(31,813)
PSC tax surcharge	9,538	-	9,538
Pension	15,693	6,302	9,391
OPEB	3,637	5,044	(1,407)
NYS energy programs	10,728	10,457	271
MGP site remediations	1,452	825	627
Other matched expenses	8,914	8,347	567
Subtotal	220,890	255,958	(35,068)

Other Expense Variations:
Tree trimming	5,856	6,727	(871)
Property taxes	15,073	13,421	1,652
Storm restoration expenses(2)	2,597	1,227	1,370
Injuries & damages reserve	411	(168)	579
Depreciation	16,836	15,999	837
Uncollectible expense	3,772	5,123	(1,351)
Uncollectible reserve	(3,702)	-	(3,702)
Purchased natural gas incentive arrangements	997	908	89
Other expenses	55,038	52,735	2,303
Subtotal	96,878	95,972	906
Total Operating Expenses	$317,768	$351,930	$(34,162)

(1)	Includes expenses that, in accordance with the 2006 Rate Order and the 2009 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	Does not include $19.4 million in incremental costs related to the February 2010 significant storm event deferred for future recovery from customers. See further discussion below.

In addition to the required adjustment to match revenues collected from customers, the variation in purchased electric and natural gas expense in the six months ended June 30, 2010 reflect lower volumes for electric and natural gas deliveries, lower revenues collected for the recovery of previously deferred purchased electric and natural gas costs and lower wholesale prices for natural gas purchases in the current period.  In the three months ended June 30, 2010, the variation in purchased electric was driven primarily by an increase in purchased volumes.  For natural gas, the decrease in purchased volumes and revenues collected for previously deferred costs were only partially offset by an increase in wholesale prices in the second quarter of 2010 as compared to the prior year.

The increase in the PSC tax surcharge is due to a new tax surcharge instituted by the PSC in April 2009.  The increase in pensions is due to an increase in the level of expenses recorded with a corresponding increase in revenues resulting from the increase in delivery rates authorized in the 2009 Rate Order.

Uncollectible expense decreased in the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily as a result of a decrease in the amount recorded as an additional reserve for future uncollectible accounts.  Management believes the reduction in the number of accounts falling into arrears is the result of improved economic conditions from the prior year.  Additionally, in the second quarter of 2010, Central Hudson deferred an additional $1.1 million of gas uncollectible expense based on the authorization from the PSC covering the calendar year 2009 as compared to the requested and previously deferred amount related to the six months ended June 30, 2009.  Central Hudson also deferred for future recovery $2.6 million in uncollectible electric expense over rate allowances for the rate year ended June 30, 2010.

Storm restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  The higher storm restoration costs in the first half of 2010 were primarily the result of the most significant storm event in the Company’s history during the last week of February 2010.  These costs do not include incremental costs from this major storm event, such as the costs of mutual aid crews and contractors from other areas and overtime costs for Central Hudson crews, which have been deferred for future recovery from customers.  The decrease in expenses associated with tree-trimming in the first six months of 2010 is a result of the re-assignment of crews during the restoration efforts of this storm event.

Other Income

Other income and deductions for Central Hudson for the three and six months ended June 30, 2010, increased $0.9 million and $1.3 million, compared to the same periods in 2009, primarily due to an increase in regulatory adjustments relating to interest costs on Central Hudson’s long-term debt.  This adjustment offsets the increase in interest costs as discussed under the caption “Interest Charges.”  Additionally, increases in regulatory carrying charges due from customers, primarily related to storm costs, uncollectible expense, and the PSC tax surcharge, were partially offset by a decrease in regulatory carrying charges related to pension costs.  A decrease in earnings on Central Hudson’s deferred compensation plan assets also impacted the year-over-year results.

Interest Charges

Central Hudson’s interest charges increased $0.4 million and $0.6 million for the three and six months ended June 30, 2010, compared to the same periods in 2009.  Increases resulting from a higher outstanding long-term debt balance and regulatory adjustments for interest costs, as well as increased carrying charges due customers, were only partially offset by a decrease in the amount short-term borrowings and a decrease in interest rates on both the variable rate notes and short-term borrowings.  On September 30, 2009, Central Hudson issued $24 million of long-term debt to be used for general corporate purposes including the pay down of short-term debt outstanding, funding construction expenditures and working capital requirements.  The increase in carrying charges on the net regulatory electric liability set aside for future customer benefit was partially offset by a decrease in carrying charges on other regulatory liabilities, primarily the underlying reserve balance for other post-retirement benefits.

Income Taxes

Income taxes for Central Hudson increased $5.4 million and $8.1 million for the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to an increase in pre-tax book income.

CH Energy Group

In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended June 30,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$201,777	$178,619	$23,158	13.0%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	100,512	98,145	2,367	2.4%
Depreciation and amortization	9,957	9,319	638	6.8%
Other operating expenses	74,088	67,091	6,997	10.4%
Total Operating Expenses	184,557	174,555	10,002	5.7%
Operating Income	17,220	4,064	13,156	323.7%
Other Income (Deductions), net	525	545	(20)	(3.7)%
Interest Charges	7,136	6,033	1,103	18.3%
Income (loss) before income taxes, non-controlling interest and preferred dividends of subsidiaries	10,609	(1,424)	12,033	845.0%
Income Taxes	4,021	(436)	4,457	1,022.2%
Net income (loss) from continuing operations	6,588	(988)	7,576	766.8%
Net loss from discontinued operations, net of tax	-	(384)	384	100.0%
Non-controlling interest in subsidiary	(419)	(157)	(262)	(166.9)%
Dividends declared on Preferred Stock of subsidiary	242	242	-	-%
Net income (loss) attributable to CH Energy Group	$6,765	$(1,457)	$8,222	564.3%

	Six Months Ended June 30,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$504,419	$500,716	$3,703	0.7%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	269,082	302,610	(33,528)	(11.1)%
Depreciation and amortization	19,881	18,686	1,195	6.4%
Other operating expenses	156,948	138,456	18,492	13.4%
Total Operating Expenses	445,911	459,752	(13,841)	(3.0)%
Operating Income	58,508	40,964	17,544	42.8%
Other Income (Deductions), net	1,256	(117)	1,373	1,173.5%
Interest Charges	14,407	11,888	2,519	21.2%
Income before income taxes, non-controlling interest and preferred dividends of subsidiaries	45,357	28,959	16,398	56.6%
Income Taxes	18,054	10,993	7,061	64.2%
Net income from continuing operations	27,303	17,966	9,337	52.0%
Net income from discontinued operations, net of tax	-	3,993	(3,993)	(100.0)%
Non-controlling interest in subsidiary	(385)	(190)	(195)	(102.6)%
Dividends declared on Preferred Stock of subsidiary	485	485	-	-%
Net income attributable to CH Energy Group	$27,203	$21,664	$5,539	25.6%

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual Deliveries
(In Thousands of Gallons)

	Three Months Ended June 30,		Increase / (Decrease) in		2010 Volumes as %
	2010	2009	Amount	Percent	of Total Volume
Heating Oil
Retained company volume	2,573	4,233	(1,660)	(39)%	17%
Divested volume	-	4,446	(4,446)	(100)%	-%
Total Heating Oil	2,573	8,679	(6,106)	(70)%	17%

Motor Fuels
Retained company volume	12,073	11,938	135	1%	82%
Divested volume	-	3,546	(3,546)	(100)%	-%
Total Motor Fuels	12,073	15,484	(3,411)	(22)%	82%

Propane and Other
Retained company volume	98	134	(36)	(27)%	1%
Divested volume	-	371	(371)	(100)%	-%
Total Propane and Other	98	505	(407)	(81)%	1%

Total
Retained company volume	14,744	16,305	(1,561)	(10)%	100%
Divested volume	-	8,363	(8,363)	(100)%	-%
Total	14,744	24,668	(9,924)	(40)%	100%

Actual Deliveries
(In Thousands of Gallons)
	Six Months Ended June 30,		Increase / (Decrease) in			2010 Volumes as %
	2010	2009	Amount	Percent		of Total Volume
Heating Oil
Retained company volume	20,816	24,693	(3,877)	(16	) %	47%
Divested volume	-	23,483	(23,483)	(100	) %	-%
Total Heating Oil	20,816	48,176	(27,360)	(57	) %	47%

Motor Fuels
Retained company volume	22,647	23,053	(406)	(2	) %	51%
Divested volume	-	6,680	(6,680)	(100	) %	-%
Total Motor Fuels	22,647	29,733	(7,086)	(24	) %	51%

Propane and Other
Retained company volume	651	714	(63)	(9	) %	2%
Divested volume	-	1,145	(1,145)	(100	) %	-%
Total Propane and Other	651	1,859	(1,208)	(65	) %	2%

Total
Retained company volume	44,114	48,460	(4,346)	(9	) %	100%
Divested volume	-	31,308	(31,308)	(100	) %	-%
Total	44,114	79,768	(35,654)	(45	) %	100%

Weather Normalized Deliveries
(In Thousands of Gallons)
	Three Months Ended		Increase /		2010
	June 30,		(Decrease) in		Volumes as %
	2010	2009	Amount	Percent	of Total Volume
Heating Oil
Retained company volume	3,482	4,197	(715)	(17)%	22%
Divested volume	-	4,356	(4,356)	(100)%	-%
Total Heating Oil	3,482	8,553	(5,071)	(59)%	22%

Motor Fuels
Retained company volume	12,073	11,938	135	1%	77%
Divested volume	-	3,546	(3,546)	(100)%	-%
Total Motor Fuels	12,073	15,484	(3,411)	(22)%	77%

Propane and Other
Retained company volume	125	134	(9)	(7)%	1%
Divested volume	-	354	(354)	(100)%	-%
Total Propane and Other	125	488	(363)	(74)%	1%

Total
Retained company volume	15,680	16,269	(589)	(4)%	100%
Divested volume	-	8,256	(8,256)	(100)%	-%
Total	15,680	24,525	(8,845)	(36)%	100%

Note 1:	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Weather Normalized Deliveries
(In Thousands of Gallons)

	Six Months Ended		Increase /			2010
	June 30,		(Decrease) in			Volumes as %
	2010	2009	Amount	Percent		of Total Volume
Heating Oil
Retained company volume	21,341	23,572	(2,231)	(9	) %	48%
Divested volume	-	22,473	(22,473)	(100	) %	-%
Total Heating Oil	21,341	46,045	(24,704)	(54	) %	48%

Motor Fuels
Retained company volume	22,647	23,053	(406)	(2	) %	51%
Divested volume	-	6,680	(6,680)	(100	) %	-%
Total Motor Fuels	22,647	29,733	(7,086)	(24	) %	51%

Propane and Other
Retained company volume	666	684	(18)	(3	) %	1%
Divested volume	-	1,087	(1,087)	(100	) %	-%
Total Propane and Other	666	1,771	(1,105)	(62	) %	1%

Total
Retained company volume	44,654	47,309	(2,655)	(6	) %	100%
Divested volume	-	30,240	(30,240)	(100	) %	-%
Total	44,654	77,549	(32,895)	(42	) %	100%

Note 1:	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Sales of petroleum products decreased 40% and 45% in the three and six months ended June 30, 2010 compared to the same periods in 2009.  The decrease was due primarily to the sale of operations in certain geographic locations.  Excluding the impact of the partial divestiture, sales were lower due to reduced sales of heating oil due to weather that was 32% and 8% warmer in the three and six months ended June 30, 2010 compared to the same periods in 2009 as measured by heating degree days and reduced sales to commercial customers that can burn both natural gas and oil.

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended June 30,		Increase /
	2010	2009	(Decrease)
Retained Company
Heating Oil	$7,127	$9,244	$(2,117)
Motor Fuels	29,464	23,118	6,346
Other	587	695	(108)
Service Revenues	4,933	4,467	466
Total Retained Company	$42,111	$37,524	$4,587

Discontinued Operations(1)
Heating Oil	$-	$9,799	$(9,799)
Motor Fuels	-	6,851	(6,851)
Other	-	743	(743)
Service Revenues	-	4,218	(4,218)
Total Discontinued Operations	$-	$21,611	$(21,611)

Reconciliation to Income Statement
Total Revenue from discontinued operations	$-	$21,611	$(21,611)
Expenses of discontinued operations	-	22,267	(22,267)
Income tax benefit from discontinued operations	-	(272)	272
Net Income from discontinued operations	$-	$(384)	$384

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

Change in Griffith Revenues
(In Thousands)
	Six Months Ended June 30,		Increase /
	2010	2009	(Decrease)
Retained Company
Heating Oil	$60,236	$56,749	$3,487
Motor Fuels	54,639	42,346	12,293
Other	2,462	2,480	(18)
Service Revenues	9,241	8,957	284
Total Retained Company	$126,578	$110,532	$16,046

Discontinued Operations(1)
Heating Oil	$-	$54,686	$(54,686)
Motor Fuels	-	12,371	(12,371)
Other	-	2,397	(2,397)
Service Revenues	-	8,534	(8,534)
Total Discontinued Operations	$-	$77,988	$(77,988)

Reconciliation to Income Statement
Total Revenue from discontinued operations	$-	$77,988	$(77,988)
Expenses of discontinued operations	-	71,163	(71,163)
Income tax expense from discontinued operations	-	2,832	(2,832)
Net Income from discontinued operations	$-	$3,993	$(3,993)

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

Revenues, net of the effect of weather hedging contracts decreased in the three and six months ended June 30, 2010 compared to the same periods in 2009, due primarily to the sale of operations in certain geographic locations.  Net of divestitures, revenues have increased in the three and six months ended June 30, 2010 compared to the same periods in 2009 due to the increase in wholesale prices.

Operating Expenses

For the three months ended June 30, 2010, operating expenses, net of divested operations, increased $4.3 million, or 11%, from $40.0 million in 2009 to $44.3 million in 2010.  The cost of petroleum products increased $5.3 million, or 20%, due to higher wholesale market prices.

Other operating expenses, net of divested operations, decreased $1.0 million for the three months ended June 30, 2010 when compared to the same period in 2009 due primarily to a decrease in uncollectible accounts and a reduction in other general and administration expenses.

For the six months ended June 30, 2010, operating expenses, net of divested operations, increased $18.4 million, or 18%, from $103.0 million in 2009 to $121.4 million in 2010.  The cost of petroleum products increased $20.2 million, or 27%, due to higher wholesale market prices.

Other operating expenses, net of divested operations, decreased $1.8 million for the three months ended June 30, 2010 when compared to the same period in 2009 due primarily to a decrease in uncollectable accounts and a reduction in other general and administrative expenses.

Other Businesses and Investments

Revenues and Operating Expenses

In addition to the holding company, the operating results of Lyonsdale, CH-Greentree, CH-Auburn and CH Shirley are included in the Consolidated Financial Statements of CH Energy Group.  Results for the three months ended June 30, 2010 compared to the same period in 2009 reflect an increase in operating revenues of $0.7 million and an increase in operating expenses of $1.5 million, with a net decrease in CH Energy Group’s net income of $0.6 million.  Results for the six months ended June 30, 2010 compared to the same period in 2009 reflect an increase in operating revenues of $1.6 million and an increase in operating expenses of $2.0 million with a net decrease in CH Energy Group’s net income of $0.6 million.  The increases in revenues and operating expenses are primarily attributable to CH-Greentree, which became operational in July 2009, and CH-Auburn, which became operational in February 2010.  These increases were offset by a decrease in earnings from Lyonsdale as a result of the expiration of the production tax credits at the end of 2009 and a plant outage in June 2010 to repair equipment.  The Lyonsdale plant is currently operating with improved efficiency in July.

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) for the three and six months ended June 30, 2010 decreased by $0.7 million and $0.3 million compared to the same periods in 2009.  Interest expense increased $0.3 million and $1.1 million for the three and six months ended June 30, 2010 due to the private placement of debt by the holding company late in the second quarter of 2009 to fund the unregulated portions of CH Energy Group, including Griffith.  Additionally, a decrease in earnings at CHEC’s Cornhusker investment decreased the year-over-year results by $0.4 million for the second quarter and $0.5 million for the first half of the year due to lower margins.  For the six months ended June 30, 2010, these decreases in earnings were reduced by an increase in year-over-year results related to the reserve of $1.3 million recorded in the first quarter of 2009 related to a development project of CHEC.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group increased $4.5 million and $7.1 million for the three and six months ended June 30, 2010, compared to the same periods in 2009 due to an increase in pre-tax book income as well as the impact of the expiration of the production tax credits at Lyonsdale at December 31, 2009.

CAPITAL RESOURCES AND LIQUIDITY

The growth of CH Energy Group's retained earnings in the six months ended June 30, 2010, contributed to the increase in the book value per share of its Common Stock from $33.76 at December 31, 2009, to $34.40 at June 30, 2010.  Common equity comprised 51.5% of total capital (including short-term debt) at June 30, 2010, an increase from 51.1% at December 31, 2009.  Book value per share at June 30, 2009 was $33.47 and the common equity ratio was 52.1%.

CH Energy Group - Cash Flow Summary

Changes in CH Energy Group’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Six Months Ended June 30,
	2010	2009
Net Cash Provided By/(Used In):
Operating Activities	$22.3	$117.1
Investing Activities	(37.3)	(68.7)
Financing Activities	(14.7)	(23.1)
Net change for the period	(29.7)	25.3
Balance at beginning of period	73.4	19.8
Balance at end of period	$43.7	$45.1

CH Energy Group’s cash and cash equivalents decreased by $29.7 million for the six months ended June 30, 2010 and increased by $25.3 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, CH Energy Group’s cash flow from operations was insufficient to fund its investing activities, resulting in the use of short-term debt financing and the use of cash on hand.  For the six months ended June 30, 2009, lower working capital requirements as a result of decreasing energy prices allowed CH Energy Group to absorb the redemption of Central Hudson’s long-term debt at its maturity in January 2009 without refinancing, as well as repay short-term borrowings at both Central Hudson and Griffith.  Additionally, during the second quarter of 2009, CH Energy Group issued $50 million of 5-year notes to provide funding for unregulated investments.  Further explanations of cash flow from operating, investing and financing activities are provided below.

Net cash provided by operations was $22.3 million and $117.1 million for the six months ended June 30, 2010 and 2009, respectively.  For both periods, cash provided by sales exceeded the period’s expenses and working capital needs at both Central Hudson and Griffith.  Strong cash flows from the end of 2009 enabled CH Energy Group to accelerate the funding of Central Hudson’s pension and OPEB plans, which totaled $35.4 million for the six months ended June 30, 2010 compared to $6.9 million in the first half of 2009.  In February 2010, Central Hudson experienced the most significant storm event in its history.  The incremental costs of the storm restoration efforts have been deferred for future recovery from customers.  Approximately $16.6 million of these costs impacted cash flows in the first half of 2010.  The remaining $2.8 million, totaling $19.4 million of incremental deferred storm costs, is expected to be paid in the third quarter.  Central Hudson’s MGP site remediation costs in excess of amounts recovered through rates and other regulatory mechanisms totaling $7.9 million and $2.0 million in the six months ended June 30, 2010 and 2009, respectively, also impacted cash from operations.  These amounts have also been deferred for future recovery from customers.

Net cash used in investing activities of $37.3 million and $68.7 million in the six months ended June 30, 2010 and 2009, respectively.  Cash was used primarily to fund investments in Central Hudson’s electric and natural gas systems.  In the first half of 2010, CH Energy Group invested approximately $3.5 million in CH Shirley, bringing its total investment to $16.8 million.  In June 2009, Central Hudson closed on the purchase of certain real-estate in Kingston, NY, resulting in an increase of approximately $13.0 million to plant additions.

Net cash used in financing activities was $14.7 million and $23.1 million in the six months ended June 30, 2010 and 2009, respectively.  Financing activities have consistently included dividends of $17.0 million.  Short-term borrowings of $3 million in the first half of 2010 were used primarily to supplement working capital needs.  In the first half of 2009, Central Hudson’s and Griffith’s cash flows benefited from lower energy prices, which provided financing for investing activities and enabled CH Energy Group to redeem Central Hudson’s long-term debt of $20.0 million at maturity and pay down $35.5 million of short-term borrowings. In April 2009, CH Energy Group issued $50 million of 5-year notes, the proceeds of which were used primarily for the repayment of short-term debt and for general corporate purposes.

Central Hudson - Cash Flow Summary

Changes in Central Hudson’s cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	Six Months Ended June 30,
	2010	2009
Net Cash Provided By/(Used In):
Operating Activities	$27.6	$93.0
Investing Activities	(34.2)	(63.3)
Financing Activities	2.4	(21.1)
Net change for the period	(4.2)	8.6
Balance at beginning of period	4.8	2.5
Balance at end of period	$0.6	$11.1

Central Hudson’s cash and cash equivalents decreased by $4.2 million and increased by $8.6 million for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, Central Hudson’s cash flow from operations was insufficient to fund its investing activities, resulting in the use of short-term debt financing and the use of cash on hand.  For the six months ended June 30, 2009, strong cash flow from operations as well as an equity infusion from CH Energy Group provided adequate funding for investment activities and allowed for the redemption of long-term debt and pay down of short-term debt borrowings.  Further explanations of cash flow from operating, investing and financing activities are provided below.

Net cash provided by operations was $27.6 million and $93.0 million for the six months ended June 30, 2010 and 2009, respectively.  For both periods, cash provided by sales exceeded the period’s expenses and working capital needs.  Strong cash flows from the end of 2009 enabled Central Hudson to accelerate funding of its pension and OPEB plans, which totaled $35.4 million for the six months ended June 30, 2010 compared to $6.9 million in the first half of 2009.  In February 2010, Central Hudson experienced the most significant storm event in its history.  The incremental costs of the storm restoration efforts have been deferred for future recovery from customers.  Approximately $16.6 million of these costs impacted cash flows in the first half of 2010.  The remaining $2.8 million, totaling $19.4 million of incremental deferred storm costs, is expected to be paid in the third quarter.  Central Hudson’s MGP site remediation costs in excess of amounts recovered through rates and other regulatory mechanisms totaling $7.9 million and $2.0 million in the six months ended June 30, 2010 and 2009, respectively, also impacted cash from operations.  These amounts have also been deferred for future recovery from customers.

Net cash used in investing activities of $34.2 million and $63.3 million in the six months ended June 30, 2010 and 2009, respectively, was primarily for investments in Central Hudson’s electric and natural gas transmission and distribution systems.  In June 2009, Central Hudson closed on the purchase of certain real-estate in Kingston, NY, resulting in an increase of approximately $13.0 million to plant additions.

Net cash provided by (used in) financing activities was $2.4 million and $(21.1) million, respectively for the six months ended June 30, 2010 and 2009.  During these periods, Central Hudson retained its net income to invest in its transmission and distribution systems.  Short-term borrowings in the first half of 2010 were used primarily to supplement working capital needs.  In the first half of 2009, Central Hudson’s cash flow benefited from lower energy prices and a $25 million equity infusion from CH Energy Group, which provided financing for investing activities and enabled the Company to redeem its long-term debt of $20.0 million at maturity and pay down $25.5 million of short-term borrowings.

Capitalization – Issuance of Treasury Stock

In May 2010, performance shares earned as of December 31, 2009 for the award cycle with a grant date of January 25, 2007 were issued to participants.  Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group's treasury stock.  A total of 9,983 shares were issued from CH Energy Group's treasury stock in May 2010.  Additionally, due to the retirement of one of Central Hudson's executive officers on January 1, 2010, a pro-rated number of shares under the January 24, 2008 and January 26, 2009 grants were paid to this individual on July 1, 2010.  An additional 2,134 shares were issued from CH Energy Group's treasury stock on this date in satisfaction of these awards.

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

Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, the discount rate, expected return on plan assets, legislative requirements, regulatory considerations, and available corporate resources.  The amount of the Retirement Plan’s liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Funding for the Retirement Plan totaled $31.4 million and $6.6 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in year-over-year funding is primarily due to stronger than expected cash flows at the end of 2009, enabling Central Hudson to accelerate funding of the plan.

Employer contributions for OPEB plans were $3.8 million and zero during the six months ended June 30, 2010 and 2009, respectively.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, regulatory considerations and corporate resources.  Funding for the remainder of 2010 is expected to total approximately $1.1 million.

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

During the first quarter of 2010, Management began a transition to a long-duration investment strategy for its fixed income pension plan assets.  The transition is expected to take between two and three years and result in changing the asset allocation to a 50/50 split between debt and equity.  Management’s intent in making the change is to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets with liabilities.  In addition, the Plan’s investment policy is intended to:

•	Achieve a positive rate of return for the Plan over the long-term that contributes to meeting the Plan’s current and future obligations, including actuarial interest and benefit payment obligations.

•	Earn long-term returns from capital appreciation and current income that at least keep pace with inflation over the long term by meeting or exceeding the benchmark index net of fees.

Financing Program

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  Significant capacity is available on CH Energy Group’s and Central Hudson’s committed credit facilities.  Central Hudson’s investment-grade credit ratings help facilitate access to long-term debt.  However, Management can make no assurance in regards to the continued availability of financing or the terms and costs.  With the exception of the use of treasury shares for several restricted share grants and performance share awards earned, no equity issuance is currently planned for 2010.  CH Energy Group Common Stock has maintained a market premium to its book value.

At June 30, 2010, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and Key Bank National Association.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

Outstanding Balances
(In Thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009
CH Energy Group:
Uncommitted lines of credit at Central Hudson	$3,000	$-	$-
Current maturities of long-term debt at Central Hudson	24,000	24,000	-
$150 million revolving credit facility at Holding Company	-	-	-
$125 million revolving credit facility at Central Hudson	-	-	-

Central Hudson:
$125 million revolving credit facility	-	-	-
Uncommitted lines of credit	3,000	-	-
Current maturities of long-term debt	24,000	24,000	-

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings.  During the second quarter of 2010, Moody’s Investors Service (“Moody’s”)1 raised Central Hudson’s senior unsecured debt rating/outlook from ‘A3’/negative to ‘A3’/stable.

CH Energy Group and Central Hudson believe they will be able to meet their short-term and long-term cash requirements, assuming that Central Hudson’s future rate plans reflect the costs of service, including a reasonable return on invested capital.

NYSERDA

Central Hudson’s 1999 NYSERDA Bonds, Series B, C, and D, totaling $115.9 million, are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for the interest costs from Central Hudson’s three series of variable rate 1999 NYSERDA Bonds.  As a result, variations in interest rates on these bonds are deferred for future recovery from or refund to customers and therefore Central Hudson does not expect variations in interest rates to have any adverse impact on earnings.

_________________________________
1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

To mitigate the potential impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index of short-term tax-exempt debt.  Effective April 1, 2010, Central Hudson replaced the expiring one year rate caps for the bond series with three new rate caps with Key Bank National Association to protect against unexpected short-term interest rate increases.  Two of the rate caps are one-year in length with notional amounts aligned to Series C and Series D.  The third rate cap is two years in length with a notional amount that aligns with Series B.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Bonds, Series B, C and D. Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 7 – “Short-term Borrowing Arrangements,” Note 8 – “Capitalization – Common and Preferred Stock” and Note 9 – “Capitalization – Long-term Debt” to the Financial Statements of the Corporations’ 10-K Annual Report.

COMMON STOCK DIVIDENDS

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of June 30, 2010, Central Hudson would be able to pay a maximum of $34.4 million in dividends to CH Energy Group without violating the restriction by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/stable by Moody’s Investors Service (“Moody’s”).2  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group's dividend payments.  On June 17, 2010, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable August 2, 2010, to shareholders of record as of July 9, 2010.

_______________________
2 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

REGULATORY MATTERS – PSC PROCEEDINGS

2010 Electric and Natural Gas Rate Increase
(Case #09-E-0588 and #09-G-0589)

Background:  On July 31, 2009, Central Hudson filed an electric and natural gas rate case with the PSC seeking to increase, effective July 1, 2010, electric and natural gas delivery rates, which have been in effect since July 1, 2009.

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

Final Order: On June 18, 2010, the PSC issued its Order Establishing Rate Plan adopting the terms of the February 3, 2010 Joint Proposal.

Petition of Central Hudson Gas & Electric Corporation for Authority to Defer Gas Debt Net Write-Off Expense for the Twelve Months Ended June 30, 2009
(Case 09-M-0788)

Background:  In October 2009, Central Hudson filed a petition with the PSC seeking approval to defer $2.4 million of incremental electric and $0.4 million of incremental gas net bad debt write-off expense incurred during the twelve months ended June 30, 2009 (Rate Year 3 of the 2005 Rate Plan) over the amounts provided for in our rates during that time period and over the gas deferral amount provided in Case 09-M-0140 for calendar year 2008.

Final Order: In an Order issued May 14, 2010, the PSC granted approval of the Company’s filed electric incremental bad debt expense, as modified by PSC Staff for bad debt expense associated with supply costs, and authorized deferral of $2.3 million for the rate year.  Because the period in this proceeding overlapped the period in the Commission’s August 2009 approval of incremental gas bad debt expense in Case 09-M-0140, the PSC concluded the gas portion of the request in this proceeding should be based on the twelve months ended December 31, 2009 and authorized deferral on $1.6 million of incremental gas bad debt expense.  This change to the gas period resulted in an increase of $1.1 million over the deferral recorded for this petition in the fall of 2009.

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

➢
On April 22, 2010, Central Hudson executed the sub award agreement with the NYISO associated with the phasor measurement unit and statewide capacitor program smart grid projects which have received funding from the DOE as part of the Smart Grid Investment Program.

Energy Efficiency Programs (“EEPS”) and System Benefit Charge Collections
(Case 07-E-0548 - Proceeding on the Motion of the Commission Regarding an Energy Efficiency Program)

Final Order: In an Order issued June 24, 2010, the PSC approved new energy efficiency programs and additional gas and electric EEPS System Benefit Charge collections.  The three Central Hudson approved programs include a Home Energy Reporting Program (electric and gas), the Small and Mid-Size Commercial Gas Efficiency Program, and the reinstatement of the Gas Residential HVAC program, that previously had over expended the original budget.  The Order authorizes additional electric and gas EEPS collections of $1.5 and $1.3 million, respectively through 2011.

During the second quarter of 2010, there has been no significant activity related to the following proceedings:

•	Renewable Portfolio Standard
•	Management Audit

OTHER MATTERS

Changes in Accounting Standards

See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Guidance” for discussion of relevant changes, which discussion is incorporated by reference herein.

Off-Balance Sheet Arrangements

CH Energy Group and Central Hudson do not have any off-balance sheet arrangements.

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk.  Central Hudson replaced an expiring rate cap, effective April 1, 2010, with two one-year rate cap agreements covering certain issues of variable rate debt and a two-year rate cap covering another issue of such debt.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of variable rate 1999 NYSERDA Bonds.  The interest rate caps are evaluated quarterly and Central Hudson, under the terms of all three caps, would receive a payout for a particular series if the bonds of that series reset at rates above 5.0%.  All three rate cap agreements were made with Key Bank National Association.  The practices employed by CH Energy Group and Central Hudson to mitigate these risks - which were discussed in the Corporations’ 10-K Annual Report - continue to operate effectively.  For related discussion on this activity, see, in the Financial Statements of the Corporations’ 10-K Annual Report, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity,” and Note 9 – “Capitalization - Long-Term Debt” and Item 7A – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Financing Program” of this Quarterly Report on Form 10-Q.

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
Kimberly J. Wright
Controller

Dated: August 5, 2010

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Regulation S-K Item 601 Designation	Exhibit Description

12	Statements Showing Computation of the Ratio of Earnings to Fixed Charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.1.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

31.2.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1.1	Section 1350 Certification by Mr. Lant.

32.1.2	Section 1350 Certification by Mr. Capone.

32.2.1	Section 1350 Certification by Mr. Lant.

32.2.2	Section 1350 Certification by Mr. Capone.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.