Form 10-Q
period 2010-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2010-11-04
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

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

As of the close of business on October 1, 2010 (i) CH Energy Group, Inc. had outstanding 15,823,926 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Revenues
Electric	$165,304	$138,685	$436,362	$404,035
Natural gas	18,823	16,243	120,371	137,422
Competitive business subsidiaries:
Petroleum products	34,429	33,531	151,767	135,105
Other	8,164	7,488	22,639	20,100
Total Operating Revenues	226,720	195,947	731,139	696,662
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	78,117	61,379	199,713	205,014
Purchased natural gas	7,217	5,798	59,619	89,924
Purchased petroleum	30,268	29,004	125,352	103,853
Other expenses of operation - regulated activities	58,495	50,311	166,389	141,023
Other expenses of operation - competitive business subsidiaries	12,168	12,146	39,742	40,233
Depreciation and amortization	10,081	9,474	29,962	28,159
Taxes, other than income tax	11,292	10,184	32,772	29,842
Total Operating Expenses	207,638	178,296	653,549	638,048
Operating Income	19,082	17,651	77,590	58,614
Other Income and Deductions
(Loss) income from unconsolidated affiliates	(95)	(75)	(393)	2
Interest on regulatory assets and other interest income	858	1,218	3,498	4,684
Impairment on investments	(11,408)	-	(11,408)	(1,299)
Regulatory adjustments for interest costs	(427)	(66)	(675)	(1,254)
Business development costs	(216)	(544)	(1,018)	(1,554)
Other - net	(82)	(774)	(117)	(936)
Total Other Income (Deductions)	(11,370)	(241)	(10,113)	(357)
Interest Charges
Interest on long-term debt	5,591	5,355	16,848	15,229
Interest on regulatory liabilities and other interest	1,288	1,392	4,438	3,405
Total Interest Charges	6,879	6,747	21,286	18,634

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	833	10,663	46,191	39,623
Income Taxes (benefit)	(1,300)	4,030	16,754	15,023
Net Income from Continuing Operations	2,133	6,633	29,437	24,600

Discontinued Operations
(Loss) income from discontinued operations before tax	-	(1,694)	-	5,131
Income tax from discontinued operations	-	(703)	-	2,129
Net Income (loss) from Discontinued Operations	-	(991)	-	3,002

Net Income	2,133	5,642	29,437	27,602

Net income (loss) attributable to non-controlling interest:
Non-controlling interest in subsidiary	112	48	(272)	(141)
Dividends declared on Preferred Stock of subsidiary	242	242	727	727
Net income attributable to CH Energy Group	1,779	5,352	28,982	27,016

Dividends declared on Common Stock	8,545	8,535	25,629	25,585
Change in Retained Earnings	$(6,766)	$(3,183)	$3,353	$1,431

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (CONT'D)
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Common Stock:
Average shares outstanding - Basic	15,790	15,776	15,783	15,774
Average shares outstanding - Diluted	15,952	15,854	15,945	15,851

Income from continuing operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.11	$0.40	$1.84	$1.52
Earnings per share - Diluted	$0.11	$0.40	$1.82	$1.51

Income (loss) from discontinued operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$-	$(0.06)	$-	$0.19
Earnings per share - Diluted	$-	$(0.06)	$-	$0.19

Amounts attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.11	$0.34	$1.84	$1.71
Earnings per share - Diluted	$0.11	$0.34	$1.82	$1.70
Dividends Declared Per Share	$0.54	$0.54	$1.62	$1.62

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income	$2,133	$5,642	$29,437	$27,602

Other Comprehensive Income:
Fair value of cash flow hedges:
Unrealized (loss)/gains - net of tax of $0 and ($13) in 2010 and $6 and ($33) in 2009, respectively	-	(9)	19	49
Reclassification for gains realized in net income - net of tax of $0 and $35 in 2010 and $0 and $0 in 2009, respectively	-	-	(52)	-
Net unrealized gains/(losses) recorded from investments held by equity method investees - net of tax of ($7) and ($78) in 2010 and $7 and $8 in 2009, respectively	10	(10)	117	(11)

Other comprehensive income (loss)	10	(19)	84	38

Comprehensive Income	2,143	5,623	29,521	27,640

Comprehensive income attributable to non-controlling interest	354	290	455	586

Comprehensive income attributable to CH Energy Group	$1,789	$5,333	$29,066	$27,054

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income	$29,437	$27,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,055	26,647
Amortization	2,907	3,914
Deferred income taxes - net	25,618	2,180
Bad debt expense	2,410	10,231
Impairment of investments	11,408	1,299
Distributed (undistributed) equity in earnings of unconsolidated affiliates	756	941
Pension expense	22,728	13,296
Other post-employment benefits ("OPEB") expense	4,883	6,669
Regulatory liability - rate moderation	(14,019)	(3,789)
Revenue decoupling mechanism	6,974	(5,529)
Regulatory asset amortization	3,451	3,378
Loss (gain) on sale of assets	11	(10)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	6,546	38,870
Fuel, materials and supplies	(2,298)	5,352
Special deposits and prepayments	211	603
Income tax receivable	(10,772)	-
Accounts payable	(4,279)	(16,431)
Accrued income taxes and interest	218	8,968
Customer advances	(3,640)	2,159
Pension plan contribution	(31,854)	(15,000)
OPEB contribution	(4,275)	(1,300)
Regulatory asset - storm deferral	(16,720)	-
Regulatory asset - manufactured gas plant ("MGP") site remediation	(10,802)	(1,595)
Regulatory asset - PSC tax surcharge and general assessment	(3,112)	(15,566)
Deferred natural gas and electric costs	5,052	17,993
Other - net	3,384	10,122
Net cash provided by operating activities	51,278	121,004

Investing Activities:
Proceeds from sale of assets	40	194
Additions to utility and other property and plant	(75,771)	(93,946)
Acquisitions made by competitive business subsidiaries	(749)	-
Other - net	(3,910)	(3,694)
Net cash used in investing activities	(80,390)	(97,446)

Financing Activities:
Redemption of long-term debt	(24,000)	(20,000)
Proceeds from issuance of long-term debt	40,000	74,000
Borrowings (repayments) of short-term debt - net	-	(18,500)
Dividends paid on Preferred Stock of subsidiary	(727)	(727)
Dividends paid on Common Stock	(25,619)	(25,573)
Other - net	(293)	(366)
Net cash (used in) provided by financing activities	(10,639)	8,834

Net Change in Cash and Cash Equivalents	(39,751)	32,392
Cash and Cash Equivalents at Beginning of Period	73,436	19,825
Cash and Cash Equivalents at End of Period	$33,685	$52,217

Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,189	$15,410
Federal and state taxes paid	$21,208	$24,785
Additions to plant included in liabilities	$2,685	$2,685
Regulatory asset - storm deferral costs in liabilities	$2,648	$-

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
ASSETS
Utility Plant
Electric	$945,139	$908,807	$899,355
Natural gas	288,052	281,139	276,639
Common	143,918	139,754	138,925
Gross Utility Plant	1,377,109	1,329,700	1,314,919

Less: Accumulated depreciation	393,514	375,434	373,693
Net	983,595	954,266	941,226

Construction work in progress	55,468	58,120	62,957
Net Utility Plant	1,039,063	1,012,386	1,004,183

Non-Utility Property & Plant
Griffith non-utility property & plant	29,177	27,951	43,592
Other non-utility property & plant	62,488	37,654	23,176
Gross Non-Utility Property & Plant	91,665	65,605	66,768

Less: Accumulated depreciation - Griffith	20,071	18,619	25,646
Less: Accumulated depreciation - other	4,576	3,333	2,984
Net Non-Utility Property & Plant	67,018	43,653	38,138

Current Assets
Cash and cash equivalents	33,685	73,436	52,217
Accounts receivable from customers - net of allowance for doubtful accounts of $7.0 million, $7.7 million and $10.0 million, respectively	84,091	94,526	85,145
Accrued unbilled utility revenues	10,862	14,159	9,308
Other receivables	7,686	6,612	8,203
Fuel, materials and supplies	27,182	24,841	31,233
Regulatory assets	101,532	59,993	64,057
Income tax receivable	47,819	1,863	-
Fair value of derivative instruments	86	741	263
Special deposits and prepayments	21,149	21,290	20,815
Accumulated deferred income tax	-	300	7,486
Total Current Assets	334,092	297,761	278,727

Deferred Charges and Other Assets
Regulatory assets - pension plan	144,781	168,705	174,723
Regulatory assets - OPEB	-	-	6,429
Regulatory assets - other	84,646	83,691	106,215
Goodwill	35,956	35,651	67,455
Other intangible assets - net	13,431	14,813	33,006
Unamortized debt expense	5,092	5,094	5,093
Investments in unconsolidated affiliates	6,656	8,698	8,417
Other investments	12,052	10,812	10,296
Other	7,193	16,619	16,809
Total Deferred Charges and Other Assets	309,807	344,083	428,443
Total Assets	$1,749,980	$1,697,883	$1,749,491

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 15,823,926 shares, 15,804,562 shares and 15,790,431 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	350,444	350,367	350,905
Retained earnings	229,352	225,999	218,065
Treasury stock - 1,038,161 shares, 1,057,525 shares and 1,071,656 shares, respectively	(43,652)	(44,406)	(45,026)
Accumulated other comprehensive income	268	184	93
Capital stock expense	(328)	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	537,770	533,502	525,395
Non-controlling interest in subsidiary	1,113	1,385	1,520
Total Equity	538,883	534,887	526,915
Preferred Stock of subsidiary	21,027	21,027	21,027
Long-term debt	503,900	463,897	463,897
Total Capitalization	1,063,810	1,019,811	1,011,839
Current Liabilities
Current maturities of long-term debt	-	24,000	24,000
Notes payable	-	-	17,000
Accounts payable	42,252	43,197	34,025
Accrued interest	6,285	6,067	6,238
Dividends payable	8,787	8,777	8,777
Accrued vacation and payroll	6,676	6,192	6,910
Customer advances	18,810	22,450	32,601
Customer deposits	7,982	8,579	8,582
Regulatory liabilities	16,461	29,974	25,801
Fair value of derivative instruments	35,184	13,837	12,887
Accrued environmental remediation costs	5,593	17,399	12,986
Accrued income taxes	-	-	9,070
Deferred revenues	3,723	4,725	7,476
Accumulated deferred income tax	5,536	-	-
Other	14,553	17,814	14,344
Total Current Liabilities	171,842	203,011	220,697
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	4,936	1,521	-
Regulatory liabilities - other	99,395	91,457	99,439
Operating reserves	3,938	4,756	4,931
Accrued environmental remediation costs	3,468	6,375	14,518
Accrued OPEB costs	45,367	46,241	54,381
Accrued pension costs	128,379	152,383	157,030
Tax reserve	8,322	-	-
Other	16,034	14,245	14,525
Total Deferred Credits and Other Liabilities	309,839	316,978	344,824
Accumulated Deferred Income Tax	204,489	158,083	172,131
Commitments and Contingencies
Total Capitalization and Liabilities	$1,749,980	$1,697,883	$1,749,491

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2008	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$1,448	$524,982
Comprehensive income:
Net income							27,743		(141)	27,602
Dividends declared on Preferred Ptock of subsidiary							(727)			(727)
Capital Contributions									213	213
Change in fair value:
Derivative instruments								49		49
Investments								(11)		(11)
Dividends declared on common stock							(25,585)			(25,585)
Treasury shares activity - net			7,348	360	32					392
Balance at September 30, 2009	16,862,087	$1,686	(1,071,656)	$(45,026)	$350,905	$(328)	$218,065	$93	$1,520	$526,915

Balance at December 31, 2009	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887
Comprehensive income:
Net income							29,709		(272)	29,437
Dividends declared on Preferred Stock of subsidiary							(727)			(727)
Change in fair value:
Derivative instruments								19		19
Investments								117		117
Reclassification adjustments for losses recognized in net income								(52)		(52)
Dividends declared on common stock							(25,629)			(25,629)
Treasury shares activity - net			19,364	754	77					831
Balance at September 30, 2010	16,862,087	$1,686	(1,038,161)	$(43,652)	$350,444	$(328)	$229,352	$268	$1,113	$538,883

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Revenues
Electric	$165,304	$138,685	$436,362	$404,035
Natural gas	18,823	16,243	120,371	137,422
Total Operating Revenues	184,127	154,928	556,733	541,457

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	76,890	60,017	196,413	201,782
Purchased natural gas	7,217	5,798	59,619	89,924
Other expenses of operation	58,495	50,311	166,389	141,022
Depreciation and amortization	8,526	8,015	25,362	24,013
Taxes, other than income tax	11,142	9,867	32,255	29,197
Total Operating Expenses	162,270	134,008	480,038	485,938

Operating Income	21,857	20,920	76,695	55,519

Other Income and Deductions
Interest on regulatory assets and other interest income	853	1,202	3,486	3,813
Regulatory adjustments for interest costs	(427)	(66)	(675)	(1,254)
Other - net	(168)	(644)	(206)	(1,017)
Total Other Income	258	492	2,605	1,542

Interest Charges
Interest on other long-term debt	4,785	4,515	14,371	13,863
Interest on regulatory liabilities and other interest	1,279	1,693	4,430	4,454
Total Interest Charges	6,064	6,208	18,801	18,317

Income Before Income Taxes	16,051	15,204	60,499	38,744

Income Taxes	6,311	6,333	24,125	16,062

Net Income	9,740	8,871	36,374	22,682

Dividends Declared on Cumulative Preferred Stock	242	242	727	727

Income Available for Common Stock	$9,498	$8,629	$35,647	$21,955

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income	$9,740	$8,871	$36,374	$22,682
Other Comprehensive Income	-	-	-	-
Comprehensive Income	$9,740	$8,871	$36,374	$22,682

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income	$36,374	$22,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,159	23,217
Amortization	1,203	796
Deferred income taxes - net	19,490	(376)
Bad debt expense	1,835	7,966
Pension expense	22,728	13,296
OPEB expense	5,344	6,669
Regulatory liability - rate moderation	(14,019)	(3,789)
Revenue decoupling mechanism	6,974	(5,529)
Regulatory asset amortization	3,451	3,378
Loss on sale of property and plant	-	25
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(1,646)	20,578
Fuel, materials and supplies	(3,100)	4,554
Special deposits and prepayments	1,997	2,332
Income tax receivable	4,425	-
Accounts payable	1,507	(13,102)
Accrued income taxes and interest	(617)	8,392
Customer advances	(4,554)	1,437
Pension plan contribution	(31,854)	(15,000)
OPEB contribution	(4,275)	(1,300)
Regulatory asset - storm deferral	(16,720)	-
Regulatory asset - MGP site remediation	(10,802)	(1,595)
Regulatory asset - PSC tax surcharge and general assessment	(3,112)	(15,566)
Deferred natural gas and electric costs	5,052	17,993
Other - net	7,700	12,176
Net cash provided by operating activities	51,540	89,234

Investing Activities:
Additions to utility plant	(49,424)	(85,843)
Other - net	(3,964)	(3,937)
Net cash used in investing activities	(53,388)	(89,780)

Financing Activities:
Redemption of long-term debt	(24,000)	(20,000)
Proceeds from issuance of long-term debt	40,000	24,000
Borrowings (repayments) of short-term debt - net	-	(8,500)
Additional paid-in capital	-	25,000
Dividends paid on cumulative Preferred Stock	(727)	(727)
Other - net	(294)	(369)
Net cash provided by financing activities	14,979	19,404

Net Change in Cash and Cash Equivalents	13,131	18,858
Cash and Cash Equivalents - Beginning of Period	4,784	2,455
Cash and Cash Equivalents - End of Period	$17,915	$21,313

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,416	$15,282
Federal and state taxes paid	$15,656	$25,103
Additions to plant included in liabilities	$2,183	$1,723
Regulatory asset - storm deferral costs in liabilities	$2,648	$-

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
ASSETS
Utility Plant
Electric	$945,139	$908,807	$899,355
Natural gas	288,052	281,139	276,639
Common	143,918	139,754	138,925
Gross Utility Plant	1,377,109	1,329,700	1,314,919

Less: Accumulated depreciation	393,514	375,434	373,693
Net	983,595	954,266	941,226

Construction work in progress	55,468	58,120	62,957
Net Utility Plant	1,039,063	1,012,386	1,004,183

Non-Utility Property and Plant	681	681	681
Less: Accumulated depreciation	34	33	32
Net Non-Utility Property and Plant	647	648	649

Current Assets
Cash and cash equivalents	17,915	4,784	21,313
Accounts receivable from customers - net of allowance for doubtful accounts of $5.5 million, $5.8 million and $5.8 million, respectively	66,926	68,328	60,380
Accrued unbilled utility revenues	10,862	14,159	9,308
Other receivables	3,833	3,025	2,683
Fuel, materials and supplies - at average cost	24,405	21,305	26,561
Regulatory assets	101,532	59,993	64,057
Income tax receivable	41,465	10,706	-
Fair value of derivative instruments	-	393	180
Special deposits and prepayments	16,375	18,304	16,315
Accumulated deferred income tax	-	-	4,675
Total Current Assets	283,313	200,997	205,472

Deferred Charges and Other Assets
Regulatory assets - pension plan	144,781	168,705	174,723
Regulatory assets - OPEB	-	-	6,429
Regulatory assets - other	84,646	83,691	106,215
Unamortized debt expense	5,092	5,094	5,093
Other investments	11,710	10,543	10,049
Other	4,152	3,536	3,196
Total Deferred Charges and Other Assets	250,381	271,569	305,705

Total Assets	$1,573,404	$1,485,600	$1,516,009

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	199,980	199,980	199,980
Retained earnings	160,397	150,750	140,899
Capital stock expense	(4,961)	(4,961)	(4,961)
Total Equity	439,727	430,080	420,229

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	453,900	413,897	413,897
Total Capitalization	914,654	865,004	855,153

Current Liabilities
Current maturities of long-term debt	-	24,000	24,000
Notes payable	-	-	17,000
Accounts payable	37,024	32,069	26,481
Accrued interest	5,020	5,637	4,876
Dividends payable - Preferred Stock	242	242	242
Dividends payable to parent	26,000	-	-
Accrued vacation and payroll	5,311	5,046	4,855
Customer advances	10,449	15,002	11,011
Customer deposits	7,922	8,504	8,468
Regulatory liabilities	16,461	29,974	25,801
Fair value of derivative instruments	35,184	13,553	12,887
Accrued environmental remediation costs	5,106	16,982	12,881
Accrued income taxes	-	-	9,498
Accumulated deferred income tax	8,173	1,883	-
Other	9,694	8,761	7,571
Total Current Liabilities	166,586	161,653	165,571

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	4,936	1,521	-
Regulatory liabilities - other	99,395	91,457	99,439
Operating reserves	2,690	3,503	3,777
Accrued environmental remediation costs	572	3,248	13,337
Accrued OPEB costs	45,367	46,241	54,381
Accrued pension costs	128,379	152,383	157,030
Tax reserve	8,322	-	-
Other	15,179	13,495	13,798
Total Deferred Credits and Other Liabilities	304,840	311,848	341,762

Accumulated Deferred Income Tax	187,324	147,095	153,523

Commitments and Contingencies

Total Capitalization and Liabilities	$1,573,404	$1,485,600	$1,516,009

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2008	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$118,944	$-	$373,274
Net income							22,682		22,682
Dividends declared:
On cumulative Preferred Stock							(727)		(727)
Additional Paid-In Capital					25,000				25,000
Balance at September 30, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$140,899	$-	$420,229

Balance at December 31, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080
Net income							36,374		36,374
Dividends declared:
On cumulative Preferred Stock							(727)		(727)
On Common Stock to parent - CH Energy Group							(26,000)		(26,000)
Balance at September 30, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$160,397	$-	$439,727

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”).  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”).  Operating results of CHEC include its wholly owned subsidiaries, Griffith Energy Services, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree”), CH Shirley Wind, LLC (“CH Shirley Wind”) and CH-Lyonsdale, LLC (“CH-Lyonsdale”), and its majority owned subsidiaries Lyonsdale Biomass, LLC (“Lyonsdale”) and Shirley Wind (Delaware), LLC (“Shirley Delaware”).  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Lyonsdale and Shirley Delaware.  Inter-company balances and transactions have been eliminated in consolidation.

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

CH Energy Group’s and Central Hudson’s balance sheet as of September 30, 2009 is not required to be included in this Quarterly Report on Form 10-Q; however, this balance sheet is included for supplemental analysis purposes.

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

Estimate for the tax reserve established during the quarter ended September 30, 2010 is based on current accounting guidance related to income taxes.  The reserve is related to tax benefits resulting from a change in accounting for repairs vs. capitalization, effective for the year ended December 31, 2009.  Current accounting guidance requires that an uncertain tax position be recognized within a company’s financial statements provided certain criteria are met.  Because the repairs deduction would be realized eventually through depreciation, current accounting guidance allows for the reserve to be set at what management considers to be a prudent level.

See Note 4 – “Income Taxes” for further discussion of the tax reserve established.

Revenue Recognition

CH Energy Group’s deferred revenue balances as of September 30, 2010, December 31, 2009 and September 30, 2009 were $3.7 million, $4.7 million and $7.5 million, respectively.  The deferred revenue balance will be recognized in CH Energy Group’s operating revenues over the 12-month term of the respective customer contract.

As required by the New York State Public Service Commission (“PSC”), Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials & Supplies

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group
	September 30,	December 31,	September 30,
	2010	2009	2009
Natural gas	$14,153	$12,020	$16,670
Petroleum products and propane	1,791	2,583	1,935
Fuel used in electric generation	832	480	776
Materials and supplies	10,406	9,758	11,852
Total	$27,182	$24,841	$31,233

Central Hudson
	September 30,	December 31,	September 30,
	2010	2009	2009
Natural gas	$14,153	$12,020	$16,670
Petroleum products and propane	526	547	550
Fuel used in electric generation	290	308	329
Materials and supplies	9,436	8,430	9,012
Total	$24,405	$21,305	$26,561

Depreciation and Amortization

Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $47.3 million, $47.0 million, and $47.9 million of net cost of removal as regulatory liabilities as of September 30, 2010, December 31, 2009, and September 30, 2009, respectively.

See Note 6 - “Goodwill and Other Intangible Assets” for further discussion of amortization of intangibles (other than goodwill).

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group’s Common Stock, earnings for CH Energy Group are reduced by the Preferred Stock dividends of Central Hudson.

The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares are as follows (In Shares):

Three Months Ended		Nine Months Ended
September 30,		September 30,
2010	2009	2010	2009
161,689	77,983	161,689	77,663

Certain stock options are excluded from the calculation of diluted earnings per share because the exercise price of those options were greater than the average market price per share of Common Stock.  Options excluded are as follows (In Shares):

Three Months Ended		Nine Months Ended
September 30,		September 30,
2010	2009	2010	2009
35,980	17,420	35,980	17,420

For additional information regarding stock options, performance shares and restricted shares, see Note 11 - "Equity-Based Compensation."

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

(In Thousands)

	September 30, 2010
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges	$31,250	$2,576
Certain equipment supply and construction agreements	$5,541	$453

(1)	Balances included in CH Energy Group's Consolidated Balance Sheet

Management is not aware of any condition that would require payment under the guarantees.

Common Stock Dividends

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of September 30, 2010, Central Hudson would be able to pay a maximum of $36.2 million in dividends to CH Energy Group without violating the restrictions by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  On July 15, 2010, Central Hudson declared a $26.0 million dividend payable October 1, 2010 to CH Energy Group.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

On September 30, 2010, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 1, 2010, to shareholders of record as of October 12, 2010.

NOTE 2 – Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	September 30,		December 31,	September 30,
	2010		2009	2009
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$22,558		$27,610	$26,113
Deferred unrealized losses on derivatives	35,184		13,160	12,707
PSC tax surcharge and assessments and carrying charges	14,258		11,186	15,594
Revenue decoupling mechanism ("RDM")	2,484		5,121	5,565
Residual natural gas deferred balances	4,554		2,825	3,988
Deferred storm costs and carrying charges	19,583		-	-
Uncollectible deferral and carrying charges	2,621		-	-
Other	290		91	90
	101,532		59,993	64,057
Long-term:
Deferred pension costs	144,781	(1)	168,705	174,723	(2)
Carrying charges - pension reserve	602	(1)	1,297	664	(2)
Deferred costs - MGP site remediation and carrying charges	11,282		20,530	25,840	(2)
Deferred OPEB costs	-		-	6,429	(2)
Deferred debt expense on re-acquired debt	4,498		4,874	4,999
Deferred Medicare subsidy taxes	6,570		-	-
Residual natural gas deferred balances and carrying charges	15,088	(1)	17,583	17,533	(2)
Income taxes recoverable through future rates	38,345	(1)	28,658	48,989	(2)
Uncollectible deferral and carrying charges	-	(1)	3,360	-
Other	8,261	(1)	7,389	8,190	(2)
	229,427		252,396	287,367
Total Regulatory Assets	$330,959		$312,389	$351,424

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve and carrying charges	$9,122		$19,296	$16,569
Gas costs deferred - GSC	-		-	2,174
Income taxes refundable through future rates	5,412		5,456	5,321
Deferred unbilled gas revenues	1,927		5,222	1,737
	16,461		29,974	25,801
Long-term:
Customer benefit fund	3,471		3,792	4,043
Deferred cost of removal	47,346		46,955	47,880
Excess electric depreciation reserve and carrying charges	5,722		12,965	21,818
Income taxes refundable through future rates	34,173	(1)	18,611	18,318	(2)
Deferred OPEB costs	4,936	(1)	1,521	-	(2)
Carrying charges - OPEB reserve	780	(1)	1,469	723	(2)
Other	7,903	(1)	7,665	6,657	(2)
	104,331		92,978	99,439
Total Regulatory Liabilities	$120,792		$122,952	$125,240

Net Regulatory Assets	$210,167		$189,437	$226,184

(1)
Central Hudson offset all or a portion of certain regulatory assets and liabilities, including full offset of the June 30, 2010 balances for Carrying charges - OPEB reserve, Carrying charges - pension reserve and uncollectible deferral balance, in accordance with the PSC prescribed 2010 Rate Order ("2010 Rate Order") issued on June 18, 2010.

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

The significant regulatory assets and liabilities include:

Uncollectible Deferral:  On June 30, 2010, Central Hudson recorded $2.6 million of incremental electric uncollectible expense for the rate year ended June 30, 2010 and filed a petition with the PSC for approval and recovery on September 23, 2010.  The amount deferred was calculated based on the methodology established in prior approved orders and Management believes the incremental expense meets the PSC criteria and is probable of future recovery.

Storm Costs:  In late February 2010, Central Hudson’s service territory experienced two significant snow storms disrupting service to approximately 210,000 customers.  The $19.4 million deferred incremental cost was calculated based on the methodology established in prior approved orders.  Central Hudson filed a petition with the PSC for approval and recovery on September 23, 2010.  Management believes that the restoration costs deferred meet the PSC criteria and are probable of future recovery.

Deferred Medicare Subsidy Taxes: The Patient Protection and Affordable Care Act signed into law on March 23, 2010, contains a provision which changes the tax treatment related to the Retiree Drug Subsidy benefit under the Medicare Prescription Drug, Improvement and Modernization Act (under Medicare Part D).  This change reduces the employer's deduction for the costs of health care for retirees by the amount of Retiree Drug Subsidy payments received.  As a result, the deductible temporary difference and any related deferred tax asset associated with the benefit plan were reduced.  Under the PSC policy regarding Medicare Act Effects, cost savings and income tax effects related to the Medicare Prescription Drug, Improvement and Modernization Act are deferred for future recovery from or refund to customers resulting in a new regulatory asset of $6.6 million for the reduction in deferred taxes.

Other Regulatory Matters

On September 23, 2010, Central Hudson filed a petition with the PSC requesting approval to defer for future recovery the incremental bad debt expense and storm costs described above, and incremental gas and electric property tax expense above the respective rate allowances for the twelve months ended June 30, 2012.  The petition also requests approval of offsets of the foregoing against significant tax refunds resulting from a change in the way Central Hudson treats certain capital expenditures for tax purposes.  Additional offsets against other deferred items, notably including MGP site investigation and remediation costs were also included in the petition given the size of the tax refunds.  Central Hudson can not predict the outcome of this proceeding.

For further information related to this filing, see Item 2 – “Management’s Discussion and Analysis” under the subcaption “Regulatory Matters.”

 2010 Rate Order

From July 1, 2010 through June 30, 2013, Central Hudson operates under the terms of the 2010 Rate Order, which provides for the following:

•
Electric delivery revenue increases of $30.2 million over the three year term with annual increases of $11.8 million, $9.3 million and $9.1 million effective July 1, 2010, 2011 and 2012, respectively.  The electric rate increase will be moderated by the continuation of the Electric Bill Credit mechanisms totaling $12 million for the rate year ended June 30, 2011 and $4 million for the rate year ended June 30, 2012.

•	Natural gas delivery revenue increase of $9.7 million over the three year term with annual increases of $5.7 million, $2.4 million and $1.6 million effective July 1, 2010, 2011 and 2012, respectively.
•
Base return on Common Equity of 10.0%, with earnings sharing threshold of 10.5%, above which Central Hudson is to share 50% with its customers.  Earnings above 11.0% are shared 80% with its customers and earnings above 11.5% are shared 90% with its customers.

•	Common equity layer of 48%.
•
Continuation, with minor modifications, of Revenue Decoupling Mechanisms (“RDM”) for both electric and gas delivery service, which is designed to remove disincentive for a utility company to promote energy efficiency to its customers.  The RDM requires the Company to adjust revenues to targeted levels defined in the rate orders.  The electric RDM is based on revenue dollars and the gas RDM is based on usage per customer.

•
Continued funding for the full recovery of the Company’s current pension and OPEB costs and continued deferral authorization for pensions, OPEBs, research and development costs, stray voltage testing, MGP site remediation expenditures, electric and gas supply cost recovery, asbestos litigation, transmission sag program and variable rate debt.

•
New deferral authorization for property taxes, with differences shared 90/10 between customers and the Company and with the Company’s pre-tax gain or loss limited to $0.7 million per rate year, management audit costs, International Financial Reporting Standards (“IFRS”) related costs, the New York State Temporary Assessment, and any legislative, governmental, and PSC or other regulatory actions with individual impacts greater than or equal to 2% of net income of the applicable department.

•	Continuation, with minor modifications, of the Company’s Electric Reliability, Gas Safety and Customer Service performance mechanisms.
•	The Company will be required to defer the revenue requirement impact of any shortfall of actual net plant balances compared to targets included in the Rate Order.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, and explanations of the underlying information for all guidance (except that which is not currently applicable) that is expected to have a material impact on CH Energy Group and its subsidiaries.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Fair Value Measurements and Disclosures (Topic 820)	ASU No. 2010-06	Improving Disclosures about Fair Value Measurements	Jan-10	Jan-11
2	Derivatives and Hedging (Topic 815)	ASU No. 2010-11	Scope Exception Related to Embedded Credit Derivatives	Mar-10	Jul-10

Impact Key:
(1)	No anticipated impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries upon future adoption.
(2)	No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries when adopted on the effective date noted.

NOTE 4 – Income Tax

In September of 2010, Central Hudson filed a request with the Internal Revenue Service (“IRS”) to change the company’s tax accounting method related to costs to repair and maintain utility assets.  The change was effective for the tax year ending December 31, 2009.  This change allows Central Hudson to take a current tax deduction for a significant amount of repair costs that were previously capitalized for tax purposes.

This change resulted in federal and state net operating income tax losses (“NOL”).  For Federal tax purposes, CH Energy Group has elected to carry back the NOL, which results in tax refunds for the tax years 2004 through 2008.  For NY State tax purposes, the NOL will be carried forward to future periods and will expire over the next 20 years if not otherwise utilized.  CH Energy Group believes future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.

Current tax benefits resulting from this change in the form of tax refunds due of $33.4 million are included as “Income tax receivable” on the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet.  Future tax benefits of $5.0 million to be realized through the use of the NYS NOL tax carryforward are included within “Accumulated Deferred Income Tax” on the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet.  This tax accounting change has been designated a Tier I issue and final regulations regarding this change are still being formulated.  Due to this uncertainty, Central Hudson has established reserves against the current and deferred tax benefits recorded.  This $8.3 million reserve is shown as “Tax reserve” within the long-term liabilities section of the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet.

The Company has submitted a petition to the Public Service Commission (Case 10-M-0473) that proposes a plan on how to utilize the change in accounting for rate making purposes.  For further information related to this filing, see Item 2 – “Management’s Discussion and Analysis” under the subcaption “Regulatory Matters.”

Jurisdiction	Tax Years Under Audit	Tax Years Open for Audit
Federal	2007 and 2008	2009
New York State	None	2007, 2008 and 2009

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to CH Energy Group	$1,779	$5,352	$28,982	$27,016
Preferred Stock dividends of Central Hudson	242	242	727	727
Non-controlling interest in subsidiary	112	48	(272)	(141)
Federal income tax	(25,743)	(8,538)	(30,470)	13,157
State income tax	(3,291)	(2,230)	(4,793)	1,815
Deferred federal income tax	26,694	12,342	47,813	1,675
Deferred state income tax	1,040	1,753	4,204	505
Income before taxes	$833	$8,969	$46,191	$44,754

Computed federal tax at 35% statutory rate	$292	$3,139	$16,167	$15,663
State income tax net of federal tax benefit	(1,150)	225	872	1,032
Depreciation flow-through	1,091	692	2,400	2,220
Cost of Removal	(369)	(313)	(1,104)	(938)
Production tax credits	(70)	(411)	(206)	(974)
Other	(1,094)	(5)	(1,375)	(149)
Total income tax	$(1,300)	$3,327	$16,754	$16,854

Effective tax rate - federal	114.2%	42.4%	37.5%	33.1%
Effective tax rate - state	(270.2)%	(5.3)%	(1.2)%	5.2%
Effective tax rate - combined	(156.0)%	37.1%	36.3%	38.3%

The net benefit from state income taxes recognized in the current quarter is due to the true-up of the New York State apportionment rate in the third quarter.

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Statement of Income (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$9,740	$8,871	$36,374	$22,682
Federal income tax	(17,698)	(5,228)	(21,096)	13,882
State income tax	(261)	(1,457)	(1,129)	2,556
Deferred federal income tax	23,375	11,480	42,769	(377)
Deferred state income tax	895	1,538	3,581	1
Income before taxes	$16,051	$15,204	$60,499	$38,744

Computed federal tax at 35% statutory rate	$5,618	$5,321	$21,175	$13,560
State income tax net of federal tax benefit	725	591	2,846	1,663
Depreciation flow-through	1,091	692	2,400	2,220
Cost of Removal	(369)	(313)	(1,104)	(938)
Other	(754)	42	(1,192)	(443)
Total income tax	$6,311	$6,333	$24,125	$16,062

Effective tax rate - federal	35.4%	41.1%	35.8%	34.8%
Effective tax rate - state	3.9%	0.5%	4.1%	6.5%
Effective tax rate - combined	39.3%	41.6%	39.9%	41.3%

The significant decrease in current income tax expense in 2010 as opposed to 2009 is driven primarily by the effect of the tax accounting change.  The one-time deduction is a temporary difference between book and tax expense and requires normalization, resulting in an offsetting deferred tax expense, which is the primary driver of the significant increase in deferred income tax expense in 2010 as compared to 2009.

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions and Divestitures

During the nine months ended September 30, 2010, Griffith acquired fuel distribution companies as follows (In Thousands):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Quarter Ended	Companies	Price	Assets(1)	Goodwill	Assets
March 31, 2010	-	$-	$-	$-	$-
June 30, 2010	-	$-	$-	$-	$-
September 30, 2010	1	$749	$627	$306	$122
Total	1	$749	$627	$306	$122

(1) Including goodwill.

As a result of the December 11, 2009 divestiture of approximately 43% of Griffith's assets, consisting of it operations in Rhode Island, New York, New Jersey, Connecticut, Massachusetts and Pennsylvania, income from discontinued operations is separately stated in the results of operations for the three and nine months ended September 30, 2009.  The table below provides additional detail of the financial results of the discontinued operations which is shown net on the Consolidated Statement of Income (In Thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Revenues from discontinued operations	$17,698	$95,686
(Loss)/income from discontinued operations before tax	(1,694)	5,131
Income tax (benefit)/expense from discontinued operations	(703)	2,129

Investments

CHEC's current investments at September 30, 2010 include the following (Dollars in Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$21,000	$30,178	$51,178
Lyonsdale	75% controlling interest in a wood-fired biomass electric generating plant	5,175	4,396	9,571	(1)
CH-Greentree	100% equity interest in a molecular gate used to remove nitrogen from landfill gas	-	5,216	5,216
CH-Auburn	100% equity interest in an electric generating plant that utilizes landfill gas to produce electricity	2,750	1,533	4,283
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant	-	-	-
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	3,542	3,542
CH Shirley Wind	100% ownership of CH Shirley Wind, which owns 90% controlling interest in a wind project in construction	20,000	19,601	39,601	(2)
Other	Other renewable energy projects and partnerships and an energy sector venture capital fund	-	3,114	3,114
		$48,925	$67,580	$116,505	(3)

(1)	CHEC purchased the remaining 25% ownership in Lyonsdale on October 1, 2010. CHEC's total investment in Lyonsdale subsequent to this purchase is $10.8 million.
(2)	Upon completion of the project, total committed investment is expected to approximate $49 million.
(3)	The adjusted total reflecting CHEC's increased ownership in Lyonsdale and the completed CH Shirley Wind project approximates $136.7 million.

CHEC holds a 12% interest in preferred equity units plus subordinated notes issued by Cornhusker Holdings.  Cornhusker Holdings is the owner of Cornhusker Energy Lexington, LLC (“CEL”), a corn-ethanol production facility located in Nebraska that began operation in January 2006.  This investment is accounted for under the equity method.  CHEC’s total investment in Cornhusker Holdings consists of subordinated notes totaling $10.0 million, including interest, and an equity investment of $1.4 million.  In response to the continuation of lower than expected margins, Management stopped accruing interest income on the subordinated debt in the third quarter of 2009.  CEL has not been making interest payments to CHEC.    In accordance with the subordinated note agreement, CEL has the right to accrue unpaid interest and add it to the value of the notes.  The recoverability of the Company’s total investment in Cornhusker Holdings is predicated on CEL achieving sufficient positive cash flow to repay the notes and dividends on equity.  During the third quarter of 2010, CHEC recorded a reserve for 100% of its notes and accrued interest and recorded a full impairment of its equity investment in Cornhusker Holdings in response to a change in its expectations regarding Cornhusker Holdings’ ability to service CHEC’s subordinated debt and pay dividends on equity.  This change in CHEC’s expectations during the third quarter was the result of the confluence of various negative trends, including (1) a lower-than-expected level of increased output from the expansion that was completed at the end of 2009 under which CEL took on additional debt that is senior to CHEC’s debt; (2) continued lower-than-expected margins; and (3) a change in the historical relationship between corn and distillers grains prices at the site that began in the first quarter of 2010 and continued in the third quarter.  The amount of the reserve and impairment charge recorded during the third quarter of 2010 was $11.4 million pre-tax. See Note 15 “Other Fair Value Measurements” for further discussion of the fair value of the Note Receivable which supports this reserve.

During 2009, CH Shirley Wind, a wholly owned subsidiary of CHEC, agreed to invest approximately $49 million for a 90% controlling interest in a 20-megawatt wind farm facility being constructed in Wisconsin.  As of September 30, 2010, CH Shirley Wind had invested approximately $39.6 million, which is included in the line “Other non-utility property & plant” on the CH Energy Group Consolidated Balance Sheet.

On October 1, 2010, CHEC acquired the remaining 25% ownership stake in Lyonsdale Biomass, LLC and is now 100% owner of the company.

NOTE 6 – Goodwill and Other Intangible Assets

The components of amortizable intangible assets of CH Energy Group are summarized as follows (Dollars In Thousands):

	September 30, 2010			December 31, 2009		September 30, 2009
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15	$34,053	$20,646	$33,745	$18,957	$55,166	$25,007
Trademarks	-	-	-	-	-	2,956	578
Covenants not to compete	5	114	90	100	75	1,605	1,136
Total Amortizable Intangibles	14.97	$34,167	$20,736	$33,845	$19,032	$59,727	$26,721

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortization Expense	$567	$1,000	$1,704	$3,100

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is approximately $2.2 million.

NOTE 7 – Short-Term Borrowing Arrangements

Central Hudson’s borrowings under a revolving credit facility are as follows (In Thousands):

	September 30, 2010	December 31, 2009	September 30, 2009
Short-term borrowings	$-	$-	$17,000

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

There were no repurchases of preferred stock in the nine months ended September 30, 2010 and 2009.

On July 15, 2010, Central Hudson declared a $26 million dividend payable on October 1, 2010 to CH Energy Group.

NOTE 9 – Capitalization – Long-Term Debt

On September 21, 2010, Central Hudson entered into a Note Purchase Agreement to issue and sell, in a private placement exempt from registration under the Securities Act of 1933, $40 million of senior unsecured notes in two series.  Series A bear interest at the rate of 4.30% per annum on a principal amount of $16 million and mature on September 21, 2020.  Series B bear interest at the rate of 5.64% per annum on a principal amount of $24 million and mature on September 21, 2040.  Central Hudson used a portion of the proceeds from the sale of the notes for refunding maturing long term debt and retained the rest for general corporate purposes.

NYSERDA

Central Hudson’s 1999 NYSERDA Bonds, Series B, C and D, totaling $115.9 million, are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these three series of bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers. As a result, variations in interest rates do not have any impact on earnings.

To mitigate the potential cash flow impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index of short-term tax-exempt debt.  Central Hudson’s one year rate caps for the bond series, set at 3.0%, expired on March 31, 2010 and were replaced with three new rate caps.  Effective April 1, 2010, the new rate caps are set at 5.0%.  Two of the rate caps are one-year in length with notional amounts aligned to Series C and Series D.  The third rate cap is two years in length with a notional amount aligned with Series B.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.

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

The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three and nine months ended September 30, 2010 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$2,272	$1,956	$531	$518
Interest cost	6,571	6,455	1,712	1,792
Expected return on plan assets	(6,225)	(4,969)	(1,267)	(1,271)
Amortization of:
Prior service cost (credit)	544	544	(1,467)	(1,467)
Transitional obligation (asset)	-	-	641	642
Recognized actuarial loss	7,377	6,350	2,073	2,208

Net Periodic Benefit Cost	$10,539	$10,336	$2,223	$2,422

	Pension Benefits		OPEB(1)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$6,816	$5,870	$1,593	$1,556
Interest cost	19,713	19,365	5,136	5,374
Expected return on plan assets	(18,675)	(14,907)	(3,801)	(3,813)
Amortization of:
Prior service cost (credit)	1,632	1,632	(4,401)	(4,401)
Transitional obligation (asset)	-	-	1,923	1,924
Recognized actuarial loss	22,131	19,050	6,219	6,626

Net Periodic Benefit Cost	$31,617	$31,010	$6,669	$7,266

(1)	The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Central Hudson's pension liability balance (i.e., the under-funded status) is as follows (In Thousands):

	September 30, 2010	December 31, 2009	September 30, 2009
Pension liability balance	$128,979	$152,983	$157,528

These balances include recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, as well as consideration for non-qualified executive plans.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009
Prefunded pension costs prior to funding status adjustment	$11,900	$11,661	$13,873
Additional liability required	(140,879)	(164,644)	(171,401)
Total accrued pension liability	$(128,979)	$(152,983)	$(157,528)

Total offset to additional liability - Regulatory assets - Pension Plan	$140,879	$164,644	$171,401

Gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson has PSC approval to record regulatory assets rather than adjusting comprehensive income to offset the additional liability.

Contributions to the Retirement Plan during the nine months ended September 30, 2010 and 2009 were $31.4 million and $14.6 million, respectively. The increase in year-over-year funding is primarily due to stronger than expected cash flows at the end of 2009, which enabled Central Hudson to accelerate its 2010 funding of the plan.

Employer contributions for the OPEB plan totaled $4.3 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.

 Contribution levels for the Retirement Income Plan and Post-Employment Benefit plans are determined by various factors including the discount rate, expected return on plan assets, benefit changes, and corporate resources.  In addition, OPEB plan contribution levels are also impacted by medical claims assumptions used and mortality assumptions used.

Retirement Plan Policy and Strategy

Central Hudson’s Retirement Plan investment policy seeks to achieve long-term growth and income to match the long-term nature of its funding obligations.  During the first quarter of 2010, Management began a transition to a long-duration investment (“LDI”) strategy for its pension plan assets.  Management’s intent in making the change is to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets with liabilities.  This strategy is intended to:

•	Achieve a rate of return for the Plan over the long term that contributes to meeting the Plan’s current and future obligations, including actuarial interest and benefit payment obligations.
•
Earn long-term returns from capital appreciation and current income that at least keep pace with inflation over the long term by meeting or exceeding the benchmark index net of fees as described below.

Asset allocation targets in effect as of September 30, 2010, expressed as a percentage of the market value of the Retirement Plan’s assets, are summarized in the table below:

Asset Class	Minimum	Target Average	Maximum
Equity Securities	51%	56%	61%
Debt Securities	39%	44%	49%
Alternative Investments(1)	-%	-%	5%

(1)  Includes Real Estate

The transition to an LDI strategy is expected to take between two and three years and result in changing the asset allocation to a 50/50 split between debt and equity.  The targeted benchmark index over the next two to three years during the transition to long-duration investment strategy is comprised of 28% Russell 1000 Stock Index; 10% Russell 2500 Stock Index; 12% Morgan Stanley Capital International Europe, Australasia and Far East (MSCI EAFE) International Stock Index (Net) and 50% BC Long Government Credit Index.

Due to market value fluctuations, Retirement Plan assets will require rebalancing from time-to-time to maintain the target asset allocation.

There are no assurances that the Retirement Plan’s return objectives will be achieved.

NOTE 11 – Equity-Based Compensation

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 Plan is as follows:

			Performance Shares
	Grant Date	Performance Shares	Outstanding at
Grant Date	Fair Value	Granted	September 30, 2010
January 24, 2008	$35.76	33,440	28,240
January 26, 2009	$49.29	36,730	32,810
February 8, 2010	$38.62	48,740	48,740

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

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of September 30, 2010:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at September 30, 2010
January 2, 2008	Shares	10,000	$44.32	End of 3 years	8,100	(1)
January 2, 2008	Shares	2,100	$44.32	Ratably over 3 years	700
January 26, 2009	Shares	2,930	$49.29	End of 3 years	2,320	(2)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	14,375
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(3)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200

(1)
500 shares were forfeited upon resignation of the employee holding the shares, the vesting of 600 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith and the vesting of 800 shares was accelerated as approved by the Board of Directors.

(2)
The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith and the vesting of 260 shares was accelerated as approved by the Board of Directors.

(3)	The vesting of 405 shares was accelerated as approved by the Board of Directors.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the three and nine months ended September 30, 2010 and 2009 (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Performance shares	$794	$129	$1,547	$623
Restricted shares and stock units	$133	$54	$398	$162

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  On an annual basis, the electricity purchased through the Entergy contract represents approximately 23% of Central Hudson’s full-service customer requirements.  For the nine months ended September 30, 2010 and 2009, the energy supplied under this agreement cost approximately $41.9 million and $40.1 million, respectively.  On June 30, 2010 and September 9, 2010, Central Hudson entered into additional agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.

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

Contingencies

City of Poughkeepsie

On January 1, 2001, a fire destroyed a multi-family residence on Taylor Avenue in the City of Poughkeepsie, New York, resulting in several deaths and damage to nearby residences.  Eight separate lawsuits arising out of this incident have been commenced against Central Hudson and other defendants.  The basis for the claimed liability of Central Hudson in these actions is that it was allegedly negligent in the supply of natural gas.  The suits seek an aggregate of $528 million in compensatory damages.  Central Hudson has notified its insurance carrier, denied liability, and defended the lawsuits.  On December 10, 2008, Central Hudson entered into a settlement agreement with the plaintiffs and one remaining defendant.  Under the settlement agreement, Central Hudson has agreed to make payments to the plaintiffs that will not be material in the aggregate.  The settlement agreement has been approved by the court and Central Hudson made the agreed upon payment in October 2010.

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

The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at nine sites in Central Hudson’s franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed seven of these sites on the New York State Environmental Site Remediation Database.  A number of the sites are now owned by third parties and have been redeveloped for other uses.  The status of the nine MGP sites are as follows:

Site		Status
#1	Beacon, NY
Remediation work complete.  Final Report approved by the DEC.  A revised Site Management Plan (SMP) was submitted by Central Hudson to the DEC on September 20, 2010.  The property owner is finalizing a deed restriction for the property with the DEC, and needs to provide supplemental information to be included in the SMP.

#2	Newburgh, NY
The DEC has approved the Construction Completion Report for the remediation that was completed at Area A of the site.  Remediation is currently underway in Areas B and C, and is scheduled to be completed by the end of 2010.  Site restoration work will be completed in the first half of 2011.

Site		Status
#3	Laurel Street Poughkeepsie, NY
Remediation work is complete.  The Construction Completion Report was approved by the DEC on June 21, 2010.  As requested by the DEC, fifteen additional monitoring wells were installed in the 1st quarter of 2010.  Quarterly groundwater sampling events were conducted.

#4	North Water Street Poughkeepsie, NY
As requested by the DEC, additional land and river investigations were conducted.  The final monitoring event for the reactive cap pilot study was completed in August 2010.  Cap removal is scheduled to occur in November 2010.

#5	Kingston, NY
Additional land and river investigations have been approved by the DEC.  The land-based Remedial Investigation (RI) work was completed in August 2010.  The river-based RI work commenced in September 2010.  We anticipate completing the river-based RI work this year.  Previously, a license agreement with a private party and Central Hudson had allowed the presence and mooring of tug boats and a “Dry Dock” in front of the Kingston site.  All tugs have been removed by the owner.  Central Hudson is currently involved in legal proceedings seeking to get the “Dry Dock” removed.  The outcome of the proceedings are uncertain.

#6	Catskill, NY
Site investigation has been completed under the DEC-approved Brownfield Cleanup Agreement.  A Remedial Investigation Report was approved on July 23, 2010.  A Remedial Alternatives Analysis (RAA) is currently underway and is scheduled to be completed prior to the end of 2010.

#7	Saugerties, NY	Per a November 12, 2001 letter from the DEC, Central Hudson has no remedial responsibility for this site. This site is no longer listed in the DEC database.
#8	Bayeaux Street Poughkeepsie, NY	Per a March 13, 2009 letter from the DEC, no further investigation or remedial action is required at this time.
#9	Broad Street Newburgh, NY	Per an August 16, 2010 letter from the DEC, Central Hudson does not have remedial responsibility for this site. This site is no longer listed in the DEC database.

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

Site #1 remediation work has been completed and the final report has been approved by the DEC.  With regard to site #8, Central Hudson does not have sufficient information to estimate its potential remediation cost, if any.  As stated above, Central Hudson believes that it has no further liability for this site.

Information for sites #2 through #6 are detailed in the chart below (In Thousands):

Site #	Estimate	Liability Recorded as of 12/31/09	Amounts Spent in 2010(3)	Liability Adjustment	Liability Recorded as of 9/30/10	Current Portion of Liability at 9/30/10	Long term portion of Liability at 9/30/10
2, 3(1)	$44,700	$18,554	$12,836	$(2,172)	$3,556	$3,776	$(220)
4, 5, 6(2)	121,000	1,676	416	833	2,122	1,330	792
	$165,700	$20,230	$13,252	$(1,339)	$5,678	$5,106	$572

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

(3)	Amounts spent in 2010 as shown above do not include legal fees of approximately $40K.

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

As authorized by the PSC, Central Hudson is permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.  Central Hudson spent $4.1 million and $13.4 million in the three and nine months ended September 30, 2010, respectively, related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  Based on the 2006 Rate Order, on July 1, 2007, Central Hudson started the recovery of a rate allowance for MGP Site Investigation and Remediation Costs.  The 2010 Rate Order provided for an increase in this rate allowance to an amount of $13.6 million over the three year settlement period ending July 31, 2013.  As authorized in the 2010 Rate Order, Central Hudson also received deferral authority and subsequent recovery for amounts spent over the rate allowance from a net electric regulatory liability balance during the three year settlement period ending July 1, 2013.  The total MGP Site Investigation and Remediation costs recovered from July 1, 2007 through September 30, 2010 was approximately $14.3 million, with $1.1 million recovered in the third quarter of 2010 totaling $8.2 million recovered in 2010.

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

In December 1977, Central Hudson purchased property at 610 Little Britain Road, New Windsor, New York.  In 1992, the DEC informed Central Hudson that the DEC was preparing to conduct a Preliminary Site Assessment (“PSA”) of the site, and in 1995, the DEC issued an Order on Consent in which Central Hudson agreed to conduct the PSA.  In 2000, following completion of the PSA, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling.  Central Hudson believes that it has fulfilled its obligations under the VCA and should receive the release provided for in the VCA, but the DEC has proposed that additional ground water work be done to address groundwater sampling results that showed the presence of certain contaminants at levels exceeding DEC criteria.  Central Hudson believes that such work is not necessary and has completed a soil vapor intrusion study showing that indoor air at the facility met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards; in addition, in 2008, it also installed an indoor air vapor mitigation system (that continues to operate).

In September 2010, NYSDEC personnel orally advised that Central Hudson would likely receive a letter from the NYSDEC proposing closure of the VCA, into the Brownfield Cleanup Program (“BCP”).  To date that letter has not been received.

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

As of September 30, 2010, of the 3,320 asbestos cases brought against Central Hudson, 1,171 remain pending.  Of the cases no longer pending against Central Hudson, 1,994 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; accordingly, it cannot determine the ultimate liability relating to these cases.  Based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the nine months ended September 30, 2010, Griffith spent approximately $0.2 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith’s reserve for environmental remediation is $3.4 million as of September 30, 2010, of which $0.5 million is expected to be spent in the next twelve months.

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended September 30, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$165,304	$18,823	$39,230	$3,363	$-		$226,720
Intersegment revenues	3	6	-	-	(9)		-
Total revenues	165,307	18,829	39,230	3,363	(9)		226,720
Operating income	21,600	257	(3,163)	388	-		19,082
Interest and investment income	497	356	-	697	(692)	(1)	858
Interest charges	4,842	1,222	522	985	(692)	(1)	6,879
Income before income taxes	16,832	(781)	(3,820)	(11,398)	-		833
Net income (loss) attributable to CH Energy Group	10,112	(614)	(2,254)	(5,465)	-		1,779
Segment assets at September 30	1,199,266	374,138	90,474	121,841	(35,739)	(2)	1,749,980

(1) This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)
Includes non-controlling owner's interest of $1,113 related to Lyonsdale, $26,000 in intercompany dividends payable October 1, 2010 and $10,028 related to Federal & New York State income tax due to parent company.

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended September 30, 2009
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$138,685	$16,243	$37,819		$3,200	$-		$195,947
Intersegment revenues	1	11	-		-	(12)		-
Total revenues	138,686	16,254	37,819		3,200	(12)		195,947
Operating income	21,288	(368)	(3,472)		203	-		17,651
Interest and investment income	817	385	-		1,029	(1,013)	(1)	1,218
Interest charges	4,993	1,215	605		947	(1,013)	(1)	6,747
Income before income taxes	16,514	(1,310)	(4,137)		(404)	-		10,663
Net income (loss) attributable to CH Energy Group	9,755	(1,126)	(3,441)	(3)	164	-		5,352
Segment assets at September 30	1,124,163	391,846	167,476		67,400	(1,394)	(2)	1,749,491

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,520 related to Lyonsdale.
(3)	Includes loss from discontinued operations of $(991).

CH Energy Group Segment Disclosure
(In Thousands)

	Nine Months Ended September 30, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$436,362	$120,371	$165,808	$8,598	$-		$731,139
Intersegment revenues	5	207	-	-	(212)		-
Total revenues	436,367	120,578	165,808	8,598	(212)		731,139
Operating income	57,862	18,833	2,009	(1,114)	-		77,590
Interest and investment income	2,427	1,059	1	2,056	(2,045)	(1)	3,498
Interest charges	14,975	3,826	1,619	2,911	(2,045)	(1)	21,286
Income before income taxes	44,760	15,739	346	(14,654)	-		46,191
Net income (loss) attributable to CH Energy Group	26,800	8,847	204	(6,869)	-		28,982
Segment assets at September 30	1,199,266	374,138	90,474	121,841	(35,739)	(2)	1,749,980

(1) This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)
Includes non-controlling owner's interest of $1,113 related to Lyonsdale, $26,000 in intercompany dividends payable October 1, 2010 and $10,028 related to Federal & New York State income tax due to parent company.

CH Energy Group Segment Disclosure
(In Thousands)

	Nine Months Ended September 30, 2009
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$404,035	$137,422	$148,351		$6,854	$-		$696,662
Intersegment revenues	11	263	-		-	(274)		-
Total revenues	404,046	137,685	148,351		6,854	(274)		696,662
Operating income	44,285	11,234	4,022		(927)	-		58,614
Interest and investment income	2,465	1,348	5		4,075	(3,209)	(1)	4,684
Interest charges	14,546	3,771	1,811		1,715	(3,209)	(1)	18,634
Income before income taxes	30,354	8,390	2,354		(1,475)	-		39,623
Net income attributable to CH Energy Group	17,734	4,221	4,415	(3)	646	-		27,016
Segment assets at September 30	1,124,163	391,846	167,476		67,400	(1,394)	(2)	1,749,491

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,520 related to Lyonsdale.
(3)	Includes income from discontinued operations of $3,002.

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended September 30, 2010
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$165,304	$18,823	$-	$184,127
Intersegment revenues	3	6	(9)	-
Total revenues	165,307	18,829	(9)	184,127
Operating income	21,600	257	-	21,857
Interest and investment income	497	356	-	853
Interest charges	4,842	1,222	-	6,064
Income (loss) before income taxes	16,832	(781)	-	16,051
Income (loss) available for common stock	10,112	(614)	-	9,498
Segment assets at September 30	1,199,266	374,138	-	1,573,404

Central Hudson Segment Disclosure
(In Thousands)

	Three Months Ended September 30, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$138,685	$16,243	$-	$154,928
Intersegment revenues	1	11	(12)	-
Total revenues	138,686	16,254	(12)	154,928
Operating income	21,288	(368)	-	20,920
Interest and investment income	817	385	-	1,202
Interest charges	4,993	1,215	-	6,208
Income (loss) before income taxes	16,514	(1,310)	-	15,204
Income (loss) available for common stock	9,755	(1,126)	-	8,629
Segment assets at September 30	1,124,163	391,846	-	1,516,009

Central Hudson Segment Disclosure
(In Thousands)

	Nine Months Ended September 30, 2010
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$436,362	$120,371	$-	$556,733
Intersegment revenues	5	207	(212)	-
Total revenues	436,367	120,578	(212)	556,733
Operating income	57,862	18,833	-	76,695
Interest and investment income	2,427	1,059	-	3,486
Interest charges	14,975	3,826	-	18,801
Income before income taxes	44,760	15,739	-	60,499
Income available for common stock	26,800	8,847	-	35,647
Segment assets at September 30	1,199,266	374,138	-	1,573,404

Central Hudson Segment Disclosure
(In Thousands)

	Nine Months Ended September 30, 2009
	Electric	Natural Gas	Eliminations	Total
Revenues from external customers	$404,035	$137,422	$-	$541,457
Intersegment revenues	11	263	(274)	-
Total revenues	404,046	137,685	(274)	541,457
Operating income	44,285	11,234	-	55,519
Interest and investment income	2,465	1,348	-	3,813
Interest charges	14,546	3,771	-	18,317
Income before income taxes	30,354	8,390	-	38,744
Income available for common stock	17,734	4,221	-	21,955
Segment assets at September 30	1,124,163	391,846	-	1,516,009

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

Derivative activity related to Griffith’s heating oil contracts is not material.

Notwithstanding the above, the following information is provided in accordance with current accounting requirements.

The percentage of Central Hudson’s electric and gas requirements hedged by derivative contracts is as follows:

Central Hudson	% of Requirement Hedged (1)
Electric Derivative Contracts:
October 2010 – December 2010	21.0%
2011	22.2%
2012	22.2%

Natural Gas Derivative Contracts:
November 2010 – March 2011	51.8%

(1) Projected coverage as of September 30, 2010.

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

To help limit the credit exposure of their derivatives, both Central Hudson and Griffith have entered into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Of the sixteen total agreements held by both companies, eleven contain credit-risk related contingent features.  As of September 30, 2010, there were 24 open derivative contracts under these eleven master netting agreements containing credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on September 30, 2010 if the contingent features were triggered, are summarized in the table below.

Contingent Contracts
(Dollars In Thousands)

	As of September 30, 2010
Triggering Event	# of Contracts Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	1	$(119)	$(119)
Credit Rating Downgrade (to below BBB-)	13	(796)	(796)
Adequate Assurance(1)	1	(9,104)	(8,104)
Total Central Hudson	15	(10,019)	(9,019)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	-	-	-
Adequate Assurance(1)	9	86	86
Total Griffith	9	86	86

Total CH Energy Group	24	$(9,933)	$(8,933)

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On September 30, 2010, Central Hudson had collateral of $1.0 million posted against the fair value amount of derivatives under one of these agreements and Griffith had no collateral posted.

The fair value of CH Energy Group’s and Central Hudson’s derivative instruments and their location in the respective Balance Sheets are summarized in the table below, followed by a summarization of their effect on the respective Statements of Income.  For additional information regarding Central Hudson’s physical hedges, see the discussion following the caption “Electricity Purchase Commitments” in Note 12 - “Commitments and Contingencies.”

Gross Fair Value of Derivative Instruments

On September 30, 2010, CH Energy Group and Central Hudson each reported one major category of assets and liabilities at fair value: derivative contracts.  Derivative contracts are measured on a recurring basis.  The fair value of CH Energy Group's and Central Hudson's reportable assets and liabilities at September 30, 2010, December 31, 2009 and September 30, 2009 by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2010
Assets:
Derivative Contracts:
Griffith - heating oil(1)	$86	$86	$-	$-
Total Assets	$86	$86	$-	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(33,130)	$-	$-	$(33,130)
Central Hudson - natural gas	(2,054)	(2,054)	-	-
Total Liabilities	$(35,184)	$(2,054)	$-	$(33,130)

As of December 31, 2009
Assets:
Derivative Contracts:
Central Hudson - electric	$314	$-	$-	$314
Central Hudson - natural gas	79	79	-	-
Griffith - heating oil(1)	348	348	-	-
Central Hudson - interest rate cap	-	-	-	-
Total Assets	$741	$427	$-	$314

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(12,297)	$-	$-	$(12,297)
Central Hudson - natural gas	(1,256)	(1,256)	-	-
Griffith - other derivative financial instrument(1)	(284)	-	(284)	-
Total Liabilities	$(13,837)	$(1,256)	$(284)	$(12,297)

As of September 30, 2009
Assets:
Derivative Contracts:
Central Hudson - electric	$103	$-	$-	$103
Central Hudson - natural gas	77	77	-	-
Griffith - heating oil(1)	83	83	-	-
Central Hudson - interest rate cap	-	-	-	-
Total Assets	$263	$160	$-	$103

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(10,698)	$-	$-	$(10,698)
Central Hudson - natural gas	(2,189)	(2,189)	-	-
Total Liabilities	$(12,887)	$(2,189)	$-	$(10,698)

(1)	Derivative contracts relate to CH Energy Group's unregulated business subsidiary, Griffith. All other contracts pertain to Central Hudson's derivative contracts as noted.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at Beginning of Period	$(23,476)	$(11,271)	$(11,983)	$(5,538)
Unrealized gains (losses)	(9,654)	676	(21,147)	(5,057)
Realized gains (losses)	739	(9,771)	(5,600)	(20,550)
Purchases, issuances, sales and settlements	(739)	9,771	5,600	20,550
Transfers in and/or out of Level 3	-	-	-	-
Balance at End of Period	$(33,130)	$(10,595)	$(33,130)	$(10,595)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.

The Effect of Derivative Instruments on the Statements of Income

Neither CH Energy Group nor Central Hudson have derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson derivatives not designated as hedging instruments on the statements of income (In Thousands):

	Amount of Gain/(Loss) Recognized as (Increase)/Decrease in the Income Statement				Location of Gain/(Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Central Hudson:
Electricity swap contracts	$739	$(9,771)	$(5,600)	$(20,550)	Regulatory asset(1)
Natural gas swap contracts	-	(388)	(1,778)	(11,641)	Regulatory asset(1)
Interest rate swap contract	-	-	-	-	Regulatory asset(1)
Total Central Hudson	739	(10,159)	(7,378)	(32,191)
Griffith:
Heating oil call option contracts	-	-	(52)	-	Purchased petroleum
Total Griffith	-	-	(52)	-
Total CH Energy Group	$739	$(10,159)	$(7,430)	$(32,191)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents:  Carrying amount

Long-term Debt:  Quoted market prices for the same or similar issues

Notes Payable:  Carrying amount

Notes Receivable:  As of September 30, 2010, CHEC revised the methodology it utilizes to estimate the fair value of its debt investment in Cornhusker Holdings in response to a change in its expectations regarding Cornhusker Holdings’ ability to service CHEC’s subordinated debt.  This change in CHEC’s expectations during the third quarter was the result of the confluence of various negative trends, including (1) a lower-than-expected level of increased output from the expansion that was completed at the end of 2009 under which CEL took on additional debt that is senior to CHEC’s debt; (2) continued lower-than-expected margins; and (3) a change in the historical relationship between corn and distillers grains prices at the site that began in the first quarter and continued in the third quarter.  Management believes an income approach, which focuses on cash payments CH Energy Group would receive as a subordinated debt holder based on CHEC’s expectations of future investment performance, is a more appropriate valuation than the Gross Yield Method previously used, which projected cash payments based on the contractual terms of the note and included assumptions of a debt restructuring upon maturity.  Under the income approach, the fair value is calculated as the sum of the net after-tax cash flows to be received over the life of the underlying assets of the company on a discounted basis.  The discount rate used in this analysis accounts for both the time value of money and investment risk.  Based on this methodology, the present value of the after-tax cash flows indicate that there are insufficient funds to repay the subordinated debt to CHEC after payments to the senior creditors are satisfied.  The carrying amount of this note receivable was $10.0 million.  As indicated in the valuation, and due to CHEC’s subordinated position, CHEC recorded a reserve against the full balance of these notes in the third quarter of 2010.

CH Energy Group - Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

September 30, 2010
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$-	$941	$37,007	$31,076	$41,650	$277,376	$388,050	$432,746
Estimated Effective Interest Rate	-%	6.86%	6.71%	6.93%	6.02%	5.82%	6.02%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.45%	0.45%
					Total Debt Outstanding		$503,900	$548,596
					Estimated Effective Interest Rate		4.74%

December 31, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$941	$37,007	$31,076	$41,650	$237,373	$372,047	$385,527
Estimated Effective Interest Rate	4.38%	6.86%	6.71%	6.92%	6.02%	5.94%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
					Total Debt Outstanding		$487,897	$501,377
					Estimated Effective Interest Rate		4.78%

September 30, 2009
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$282,047	$372,047	$390,445
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.95%	6.00%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.99%	0.99%
					Total Debt Outstanding		$487,897	$506,295
					Estimated Effective Interest Rate		4.80%

Central Hudson - Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

September 30, 2010
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$-	$-	$36,000	$30,000	$14,000	$258,050	$338,050	$373,559
Estimated Effective Interest Rate	-%	-%	6.71%	6.93%	4.81%	5.75%	5.92%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.45%	0.45%
					Total Debt Outstanding		$453,900	$489,409
					Estimated Effective Interest Rate		4.52%

December 31, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$-	$36,000	$30,000	$14,000	$218,047	$322,047	$332,908
Estimated Effective Interest Rate	4.38%	-%	6.71%	6.93%	4.81%	5.86%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
					Total Debt Outstanding		$437,897	$448,758
					Estimated Effective Interest Rate		4.56%

September 30, 2009
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate:	$-	$24,000	$-	$36,000	$30,000	$232,047	$322,047	$336,130
Estimated Effective Interest Rate	-%	4.38%	-%	6.71%	6.92%	5.80%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.99%	0.99%
					Total Debt Outstanding		$437,897	$451,980
					Estimated Effective Interest Rate		4.60%

NOTE 16 – Subsequent Events

CH Energy Group has performed an evaluation of events subsequent to September 30, 2010 through the date the financial statements were issued and noted one additional item to disclose.  On October 1, 2010, CHEC acquired the remaining 25% ownership stake in Lyonsdale Biomass, LLC and is now 100% owner of the Company.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto; the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2009; and the MD&A in Part I, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

Business Overview

CH Energy Group is a holding company with four business units:

Business Segments:
(1)	Central Hudson’s regulated electric utility business;
(2)	Central Hudson’s regulated natural gas utility business;
(3)	Griffith’s fuel distribution business;

Other Businesses and Investments:
(4)	CHEC’s renewable energy investments and the holding company’s activities, which consist primarily of financing its subsidiaries and business development.

CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and through share price appreciation that is expected to result from earnings growth over the long term.  Management has completed an update to its strategic plan to reflect recent changes in its markets.  The updated plan reflects a shift in our strategy that we believe will achieve greater shareholder value with less risk.  CH Energy Group has determined that its greatest strengths are in the operation of its energy distribution businesses, and henceforth it will focus its time and resources on Central Hudson and Griffith.  Business development efforts in renewable energy have been discontinued and CH Energy Group intends to wind down existing renewable energy investments in a manner that maximizes shareholder value.  This shift in corporate strategy was approved by the Board of Directors on October 22, 2010 and is further described below.

CH Energy Group’s mission is to provide electricity, natural gas, and petroleum products and related services to a growing customer base, while producing growing financial returns for its shareholders.  CH Energy Group strives to fulfill its mission in a safe, reliable, courteous, and affordable manner; to be a great place to work; and to be a good corporate citizen.

CH Energy Group’s strategy is to provide an attractive risk adjusted return to its shareholders by investing primarily in Central Hudson’s utility transmission and distribution systems while maintaining a strong focus on risk management, including limiting commodity risk, effectively managing regulatory affairs, and maintaining a strong financial profile.  CH Energy Group’s strategy targets stable and predictable earnings, with growth trend expectations of 5% or more per year off a base of $2.76 in 2009.  CH Energy Group’s strategy also targets a sustainable dividend payout ratio of 65% to 70% of earnings, which results in increases above the current dividend on common stock each year of $2.16 per share based on the targeted earnings growth.

A breakout of CH Energy Group assets at September 30, 2010 is as follows:

CH Energy Group Assets at September 30, 2010, by Business Unit

Contributions by respective business units to operating revenues and net income for the three and nine months ended September 30, 2010 and 2009 are located in the Results of Operations section of this Management Discussion and Analysis.

Central Hudson

Central Hudson’s earnings are derived primarily from the revenue it generates from delivering energy to approximately 300,000 electric customers and 74,000 natural gas customers.  The delivery rates Central Hudson charges its customers are set by the PSC and are designed to recover the cost of providing safe and reliable service to Central Hudson’s customers while providing a fair and reasonable return on the capital invested by shareholders.

Central Hudson’s strategy is to provide exceptional value to its customers by:
-	practicing continuous improvement in everything we do;
-	investing in transmission and infrastructure to enhance reliability, improve customer satisfaction and reduce risk;
-	moderating cost pressures that increase customer bill levels and variability; and
-	advocating on behalf of customers and other stakeholders.

Central Hudson has strong competencies in safe and efficient utility operations, financial management, risk management and regulatory affairs which will support the achievement of its strategy.  In 2010, Central Hudson has expanded on its current cost management and innovation programs by launching a company-wide initiative utilizing Lean Six Sigma techniques, which is a data driven approach to improving business processes, reducing cost, eliminating low-value work and improving service quality.

The third quarter of 2010 reflects the fifth consecutive quarter of improved financial results under rate orders that better align revenue recovery with operating costs and capital expenditure levels.  The current three-year rate plan, which commenced on July 1, 2010, is expected to reduce uncertainty and risk and support investment in Central Hudson’s infrastructure to improve the quality of service to customers.  Management believes this rate plan demonstrates a constructive relationship with New York State regulators and the willingness of regulators to allow Central Hudson to earn stable, predictable returns while providing reliable, high quality service and fulfilling state energy policy objectives.

Earnings growth is primarily expected to come from increases in utility plant reflected in rate base and also in part from effective cost management and continuous improvements.  Central Hudson invests significant capital on an annual basis to replace aging infrastructure and to maintain and improve service quality and reliability.  Over the long term, increased investment levels in natural gas and electric transmission are also possible.

The three key risks Management sees in achieving this strategy are the regulatory environment; interest rates and the economy in Central Hudson’s service territory.

Our ability to meet our financial objective is largely dependant on the consistency of the New York State Public Service Commission’s (“PSC”) ratemaking practices.  Risks related to these practices include an inability to recover the costs of doing business, declining support for strong capital structures and credit ratings, changes in deferral accounting that increase volatility of earnings and/or defer cash recovery of our costs, elimination of revenue decoupling mechanisms (“RDMs”) and changes in the mechanisms currently in place for recovery of our commodity purchases.   Management believes our commitments to providing safe and reliable service, customer satisfaction, operational excellence and promoting positive customer and regulatory relations are important in our efforts to obtain full cost recovery and competitive returns for shareholders.  Additionally, Management believes that quality improvements implemented through Lean Six Sigma initiatives will contribute to customer satisfaction, which is an important component of supportive regulatory relationships.

Interest rates could impact Central Hudson in two ways.  First, lower rates could lead to a decrease in the authorized ROE in a future rate proceeding.  Second, higher rates during a rate agreement could reduce our ability to recover all of our interest expense.  However, it is important to note that within the latter two years of the current rate agreement, Central Hudson has an interest rate deferral mechanism that effectively neutralizes the earnings impact of interest rate variations for long-term debt issued, and Management has mitigated the interest rate exposure during the first rate year by issuing debt at favorable terms early in the rate year.

The third risk – our service territory’s economy – affects Central Hudson’s ability to collect receivables and the growth of utility rate base and earnings through a direct relationship to customer additions and peak demand growth.  Management believes the economy in Central Hudson’s service territory will improve, albeit slowly and modestly, and that it has good long-term growth prospects.  Additionally, Management believes that the long-term benefits realized from the implementation of Lean Six Sigma improvements will support Central Hudson’s ability to provide quality service at reasonable rates, which is an important component of the economic development of Central Hudson’s service territory.

Additional information regarding the 2010 Rate Order is discussed within the “Regulatory Matters – PSC Proceedings” section.

Griffith

Griffith provides fuel distribution products and services to approximately 56,000 customers in Delaware, Washington, D.C., Maryland, Pennsylvania, Virginia and West Virginia.  Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning (“HVAC”) equipment.  For a breakdown of Griffith’s gross profit by product and service line for the three and nine months ended September 30, 2010 and 2009, see the chart in the Results of Operations under the caption – “Griffith.”

Griffith’s strategy is to provide premium service to customers and to increase its profitability by:
-	practicing continuous improvement in everything we do;
-	growing through selective tuck-in acquisitions; and
-	expanding its service offerings.

Griffith has a strong regional brand that stands for quality, reliability, and value.  Griffith will continue its marketing efforts and focus on customer satisfaction, which Management believes will result in minimal customer attrition.  With reduced commodity-related volatility of earnings and cash flows following the 2009 divestiture of non-core divisions in the Northeast region, Management has focused its attention on improving the profitability of operations and providing service in the Mid-Atlantic region.  This region has a relatively strong and stable economy with a population of current and prospective customers that value quality service at a fair price.  Management has successfully implemented effective cost management efforts, which have offset inflationary cost pressures.

Management has resumed seeking selective “tuck-in” acquisitions, which are expected to be funded from internally generated cash.  This growth strategy focuses on acquiring and retaining full-service customers in geographic areas that overlap Griffith’s existing operations.  Management has also commenced an effort to expand its HVAC business in a manner that is expected to provide additional earnings and cash flow at reasonably predictable levels.  These growth strategies are not expected to result in the growth of CH Energy Group’s total invested capital in Griffith.

Management sees two key risks associated with this strategy.  The primary factor that could prevent Griffith from achieving earnings growth is a sustained, significant increase in wholesale oil prices, which could reduce residential sales volumes, put downward pressure on margins and increase bad debt expense.  While Management believes that margin expansion would still be possible in this environment as competitors would be forced to increase their margins to cover their costs, Management expects that this result would lag the increase in commodity prices.  Secondarily, weakness in the economy of the Mid-Atlantic region could limit Griffith’s ability to expand margins since customers’ willingness and ability to pay are typically tied to income levels and unemployment rates.  Management believes that the economy in Griffith’s service territory is relatively strong and stable with a large pool of current and prospective customers that value quality service at a fair price, and is thereby supportive of Griffith’s strategy.

Other Businesses and Investments

As noted earlier, CH Energy Group has decided to discontinue investing in the renewable energy industry through CHEC for the following reasons:
-	Management believes that CH Energy Group lacks competitive advantage and sufficiently strong internal core competencies in this market;
-
Management’s experience in this market indicates that it is difficult to earn an appropriate rate of return without employing higher debt leverage that is inconsistent with CH Energy Group’s credit quality objectives; and

-
the earnings profile of renewable energy products, which typically starts low and increases over time supports an acceptable lifetime internal rate of return, however, does not support CH Energy Group’s current strategy and near term financial objective to increase the dividend.

CH Energy Group has evaluated CHEC’s current renewable energy investments and has initiated plans to unwind these investments.  With regard to ethanol and biomass investments, Management does not believe such assets possess earnings and cash flow characteristics that are consistent with the updated strategy and will seek to sell the assets in the near term.  With regard to CHEC’s investment in wind and landfill gas energy, Management feels that these investments reflect acceptable earnings and cash flow characteristics, however Management has determined it will no longer seek to build a business in these areas.  Management believes greater shareholder value can be created by opportunistically divesting these assets.  Holding existing investments in wind and landfill gas are not expected to require significant management oversight or further capital investment upon the completion of Shirley Wind later this year.  Proceeds from the sale of any of these investments are expected to be used primarily for the repurchase of common stock and repayment of debt associated with these assets.

On October 1, 2010, CHEC purchased the remaining 25% minority interest in Lyonsdale Biomass (“Lyonsdale”).  This purchase increased CHEC’s ownership to 100% in the Biomass facility.  As a result of CH Energy Group’s shift in strategy, solicitation of potential interest for the sale of Lyonsdale is underway.  Management believes Lyonsdale is an attractive asset for the right owner, especially given its current purchase power agreement and renewable energy credit contracts, which run through the end of 2014.  However, Management believes the value of Lyonsdale is highly sensitive to future natural gas prices, which typically drive electricity prices, and renewable energy credit pricing.  Therefore there is considerable uncertainty to the range of prices that CHEC may receive in the solicitation process.  Management cannot predict the outcome of the sale process.

As a result of CH Energy Group’s change in strategy, impairment charges may be recorded if the investments’ fair values are below their carrying amounts.  Management cannot predict the outcome of these analyses at this time.

EARNINGS PER SHARE AND OVERVIEW OF THIRD QUARTER AND YEAR-TO-DATE RESULTS

The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and nine months ended September 30, 2010, and 2009 for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

CH Energy Group Consolidated

Earnings per Share (Basic)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Central Hudson - Electric	$0.64	$0.62	$0.02	$1.70	$1.12	$0.58
Central Hudson - Natural Gas	(0.04)	(0.07)	0.03	0.56	0.27	0.29
Griffith	(0.14)	(0.22)	0.08	0.01	0.28	(0.27)
Other Businesses and Investments	(0.35)	0.01	(0.36)	(0.43)	0.04	(0.47)
	$0.11	$0.34	$(0.23)	$1.84	$1.71	$0.13

Earnings for CH Energy Group decreased $0.23 per share for the third quarter of 2010 as compared to the third quarter of 2009.  The decrease in third-quarter results compared to the prior year was primarily due to a $0.44 per share impairment charge related to CHEC’s ethanol investment.

Year-to-date earnings increased $0.13 per share for the first nine months of 2010 as compared to the same period in 2009 primarily as a result of the improved earnings at Central Hudson.  This improvement was partially reduced by the impairment charge at CHEC in the third quarter of 2010 discussed above and a decrease in earnings at Griffith during the first quarter of 2010, which was primarily driven by the divestiture of approximately 40% of Griffith’s operations in December 2009.

Third quarter and year-to-date 2010 results by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Electric	$0.64	$0.62	$0.02	$1.70	$1.12	$0.58
Natural Gas	(0.04)	(0.07)	0.03	0.56	0.27	0.29
	$0.60	$0.55	$0.05	$2.26	$1.39	$0.87

Earnings from Central Hudson's electric and natural gas operations increased in the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009 primarily due to the increases in electric and natural gas delivery rates, including the RDM, which became effective July 1, 2009 and remains in effect under the current 2010 Rate Order. These increases provided revenues that better aligned Central Hudson's costs of providing service to customers and allowed Central Hudson to earn a more appropriate return for its shareholders. Higher operating expenses partially reduced the favorable impacts of delivery revenue increases. Additionally, year-to-date results include a deferral of electric bad debt expense in excess of amounts provided in rates for the rate year ended June 30, 2010 and an increase to the requested and previously deferred gas bad debt expenses as a result of PSC approval. A summary of the year-over-year variances for the three and nine months ended September 30, 2010 includes the following:

			Three Month Change			Nine Month Change
Regulatory Mechanisms and Unusual Events:
Uncollectible deferral			$(0.02)			$0.12

Delivery revenue			0.16			1.00
Weather impact on sales			-			(0.13)
Sales per customer			-			0.03
Interest income on regulatory assets			-			0.02
Lower uncollectible reserves			0.06			0.13
Higher storm restoration expense(1)			-			(0.05)
Higher depreciation			(0.03)			(0.09)
Higher property and other taxes			(0.04)			(0.09)
Higher trimming costs			(0.06)			(0.03)
Other			(0.02)			(0.04)
			$0.05			$0.87

(1)	Excludes incremental costs incurred associated with the severe storms that occurred in late February 2010, which have been deferred for future recovery from customers.

Griffith

Earnings per Share (Basic)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	$(0.14)	$(0.22)	$0.08	$0.01	$0.28	$(0.27)

Griffith’s earnings increased in the three months ended and decreased for the nine months ended September 30, 2010 compared to the same periods in 2009 due to the partial divestiture in December 2009. The operating losses from the divested portion of the business in the third quarter of 2009 improved the year-over-year results for the third quarter. On a year-to-date basis, the decreased volumes during the first quarter of 2010 as a result of the divestiture reduced earnings. A summary of the year-over-year variances for the three and nine months ended September 30, 2010 includes the following:

			Three Month Change			Nine Month Change
Discontinued operations			$0.06			$(0.19)

Margin on petroleum sales and services			0.01			(0.03)
Weather impact on sales (including hedging)			-			(0.05)
Weather-normalized sales (including conservation)			(0.01)			(0.05)
Operating expenses			0.01			0.04
Lower uncollectible accounts			-			0.04
Other			0.01			(0.03)
			$0.08			$(0.27)

Other Businesses and Investments

Earnings per Share (Basic)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2010	2009	Change	2010	2009	Change
$(0.35)	$0.01	$(0.36)	$(0.43)	$0.04	$(0.47)

The earnings activity of CH Energy Group (the holding company) and CHEC’s partnerships and other investments decreased in the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to an impairment charge of CHEC's ethanol investment. Expiration of production tax credits related to CHEC’s biomass investment on December 31, 2009 also negatively impacted year-to-date earnings. These year-to-date decreases were partially reduced by favorable taxes at the holding company. A summary of the year-over-year variances for the three and nine months ended September 30, 2010 includes the following:

		Three Month Change			Nine Month Change
Ethanol investment impairment		$(0.44)			$(0.44)
Lower income taxes		0.11			0.11

Biomass investment		(0.02)			(0.07)
Holding company interest expense		-			(0.04)
Lower income taxes		0.01			(0.01)
Other		(0.02)			(0.02)
		$(0.36)			$(0.47)

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues (net of divestitures) and net income for the three and nine months ended September 30, 2010 and 2009 are illustrated below  (Dollars in Thousands):

	Three Months Ended				Three Months Ended
	September 30, 2010				September 30, 2009
Business Unit	Operating Revenues		Net Income(4)		Operating Revenues		Net Income(4)
Electric(1)	$165,304	73%	$10,112	568%	$138,685	71%	$9,755	182%
Gas(1)	18,823	8%	(614)	(35)%	16,243	8%	(1,126)	(21)%
Total Central Hudson	184,127	81%	9,498	534%	154,928	79%	8,629	161%
Griffith(1) (3)	39,230	17%	(2,254)	(127)%	37,819	19%	(3,441)	(64)%
Other Businesses and Investments	3,363	2%	(5,465)	(307)%	3,200	2%	164	3%
Total CH Energy Group	$226,720	100%	$1,779	100%	$195,947	100%	$5,352	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 3rd Quarter 2010: 34% cost recovery revenues + 39% other revenues = 73%
Electric 3rd Quarter 2009: 31% cost recovery revenues + 40% other revenues = 71%
Natural gas 3rd Quarter 2010: 3% cost recovery revenues + 5% other revenues = 8%
Natural gas 3rd Quarter 2009: 3% cost recovery revenues + 5% other revenues = 8%
Griffith 3rd Quarter 2010: 14% commodity costs + 4% other revenues = 18%
Griffith 3rd Quarter 2009: 15% commodity costs + 4% other revenues = 19%

	Nine Months Ended				Nine Months Ended
	September 30, 2010				September 30, 2009
Business Unit	Operating Revenues		Net Income(4)		Operating Revenues		Net Income(4)
Electric(2)	$436,362	60%	$26,800	92%	$404,035	58%	$17,734	66%
Gas(2)	120,371	16%	8,847	31%	137,422	20%	4,221	16%
Total Central Hudson	556,733	76%	35,647	123%	541,457	78%	21,955	82%
Griffith(2) (3)	165,808	23%	204	1%	148,351	21%	4,415	16%
Other Businesses and Investments	8,598	1%	(6,869)	(24)%	6,854	1%	646	2%
Total CH Energy Group	$731,139	100%	$28,982	100%	$696,662	100%	$27,016	100%

(2)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric YTD 2010: 27% cost recovery revenues + 33% other revenues = 60%
Electric YTD 2009: 29% cost recovery revenues + 29% other revenues = 58%
Natural gas YTD 2010: 8% cost recovery revenues + 8% other revenues = 16%
Natural gas YTD 2009: 13% cost recovery revenues + 7% other revenues = 20%
Griffith YTD 2010: 17% commodity costs + 6% other revenues = 23%
Griffith YTD 2009: 15% commodity costs + 6% other revenues = 21%

(3)	Griffith net income includes (loss)/income from discontinued operations of $(1.0) million and $3.0 million for the three and nine months ended September 30, 2009, respectively.

(4)
Due to the seasonality of the fuel oil distribution and natural gas businesses, each business unit's relative contribution to total earnings can vary significantly from quarter to quarter.  CH Energy Group net income for the twelve months ended September 30, 2010 is comprised of 100% in the regulated electric and natural gas business, (15)% in non-regulated businesses (continuing operations) and 15% in non-regulated businesses (discontinued operations).  Additionally, the results for the three months and nine months ended September 30, 2010 include the impairment charge recorded on CHEC's Cornhusker investment, which has impacted the results of each business unit's relative contribution to total earnings.

Central Hudson

The following discussions and analyses include explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended September 30,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$184,127	$154,928	$29,199	18.8%

Operating Expenses:
Purchased electricity, fuel and natural gas	84,107	65,815	18,292	27.8%
Depreciation and amortization	8,526	8,015	511	6.4%
Other operating expenses	69,637	60,178	9,459	15.7%
Total Operating Expenses	162,270	134,008	28,262	21.1%
Operating Income	21,857	20,920	937	4.5%
Other Income, net	258	492	(234)	(47.6	) %
Interest Charges	6,064	6,208	(144)	(2.3	) %
Income before income taxes	16,051	15,204	847	5.6%
Income Taxes	6,311	6,333	(22)	(0.3	) %
Net income	$9,740	$8,871	$869	9.8%

	Nine Months Ended September 30,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$556,733	$541,457	$15,276	2.8%

Operating Expenses:
Purchased electricity, fuel and natural gas	256,032	291,706	(35,674)	(12.2	) %
Depreciation and amortization	25,362	24,013	1,349	5.6%
Other operating expenses	198,644	170,219	28,425	16.7%
Total Operating Expenses	480,038	485,938	(5,900)	(1.2	) %
Operating Income	76,695	55,519	21,176	38.1%
Other Income, net	2,605	1,542	1,063	68.9%
Interest Charges	18,801	18,317	484	2.6%
Income before income taxes	60,499	38,744	21,755	56.2%
Income Taxes	24,125	16,062	8,063	50.2%
Net income	$36,374	$22,682	$13,692	60.4%

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three and nine months ended September 30, 2010 compared to the same periods in 2009.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Effective July 1, 2009, Central Hudson’s delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes no longer have a significant impact on Central Hudson’s earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	September 30,		Variation in		September 30,		Variation in
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Residential	618	504	114	23%	572	555	17	3%
Commercial	551	508	43	8%	533	529	4	1%
Industrial and other	314	320	(6)	(2)%	315	320	(5)	(2)%
Total Deliveries	1,483	1,332	151	11%	1,420	1,404	16	1%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Nine Months Ended				Nine Months Ended
	September 30,		Variation in		September 30,		Variation in
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Residential	1,630	1,543	87	6%	1,593	1,591	2	-%
Commercial	1,503	1,473	30	2%	1,483	1,495	(12)	(1)%
Industrial and other	875	928	(53)	(6)%	874	928	(54)	(6)%
Total Deliveries	4,008	3,944	64	2%	3,950	4,014	(64)	(2)%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	September 30,		Variation in		September 30,		Variation in
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Residential	295	309	(14)	(5)%	320	306	14	5%
Commercial	585	605	(20)	(3)%	600	594	6	1%
Industrial and other(2)	4,583	1,395	3,188	229%	568	388	180	46%
Total Deliveries	5,463	2,309	3,154	137%	1,488	1,288	200	16%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Nine Months Ended				Nine Months Ended
	September 30,		Variation in		September 30,		Variation in
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Residential	3,679	3,970	(291)	(7)%	3,934	3,864	70	2%
Commercial	4,422	4,741	(319)	(7)%	4,675	4,640	35	1%
Industrial and other(2)	7,512	3,529	3,983	113%	1,738	1,548	190	12%
Total Deliveries	15,613	12,240	3,373	28%	10,347	10,052	295	3%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	Actual deliveries include interruptible natural gas deliveries. Weather normalized deliveries exclude interruptible natural gas deliveries.

Electric deliveries to residential and commercial customers during the three and nine months ended September 30, 2010 increased as compared to the prior year primarily as a result of the year-over-year impact of both warmer than normal summer weather in the three months ended September 30, 2010 and cooler than normal weather in the winter and spring months of 2009.

Natural gas deliveries to residential and commercial customers during the three and nine months ended September 30, 2010 as compared to the prior year were negatively impacted by warmer weather as compared to the cooler weather in the same period in 2009.  Increases in sales per customer partially reduced the unfavorable weather impact for these same comparative periods.

The increase in natural gas industrial and other deliveries for the three and nine months ended September 30, 2010 as compared to the prior year was primarily driven by an increase in transportation delivery volumes to electric generation facilities, which sell their electricity to the NYISO market and whose output increased to meet the increased electric demand during the period.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$76,236	$59,171	$17,065	$193,043	$198,677	$(5,634)
Sales to others for resale	654	846	(192)	3,370	3,105	265
Other revenues with matching offsets	23,826	18,883	4,943	61,332	42,590	18,742
Subtotal	100,716	78,900	21,816	257,745	244,372	13,373

Revenues Impacting Earnings:
Customer sales	61,848	51,057	10,791	167,304	145,089	22,215
RDM and other regulatory mechanisms	141	6,713	(6,572)	3,609	7,980	(4,371)
Pole attachments and other rents	1,025	989	36	3,123	3,032	91
Finance charges	852	780	72	2,446	2,548	(102)
Other revenues	722	246	476	2,135	1,014	1,121
Subtotal	64,588	59,785	4,803	178,617	159,663	18,954

Total Electric Revenues	$165,304	$138,685	$26,619	$436,362	$404,035	$32,327

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$2,741	$2,540	$201	$40,856	$68,165	$(27,309)
Sales to others for resale	3,839	3,194	645	17,129	20,787	(3,658)
Other revenues with matching offsets	2,152	1,742	410	14,608	9,010	5,598
Subtotal	8,732	7,476	1,256	72,593	97,962	(25,369)

Revenues Impacting Earnings:
Customer sales	7,990	6,500	1,490	38,534	33,393	5,141
RDM and other regulatory mechanisms	774	677	97	4,796	2,365	2,431
Interruptible profits	629	475	154	1,704	1,066	638
Finance charges	193	183	10	823	965	(142)
Other revenues	505	932	(427)	1,921	1,671	250
Subtotal	10,091	8,767	1,324	47,778	39,460	8,318

Total Natural Gas Revenues	$18,823	$16,243	$2,580	$120,371	$137,422	$(17,051)

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

Electric revenues increased for the three and nine months ended September 30, 2010 as compared to the same period in 2009.  For the third quarter, this increase was primarily due to higher energy cost adjustment, higher delivery rates on customer sales and higher revenues with matching offsets.  These increases were partially offset by lower regulatory revenue recovery mechanisms, primarily related to RDMs.  The higher energy cost adjustment was driven by higher revenues required to be recovered for previously deferred purchased electricity costs and an increase in purchased volumes, partially offset by a decrease in wholesale prices.  Higher revenues with matching offsets were primarily driven by New York State (“NYS”) energy efficiency programs and the PSC tax surcharge implemented in April 2009.

For the nine months ended September 30, 2010 as compared to the same period in 2009, higher delivery rates on customer sales and higher other revenues with matching offsets were partially offset by a decrease in energy cost adjustment revenues and the regulatory revenue recovery mechanism.  The decrease in energy cost adjustment revenues for the first nine months of the year was a result of lower revenues required to be recovered for previously deferred purchased electric costs and a decrease in both purchased volumes and prices.  Higher revenues with matching offsets were primarily driven by an increase in rates related to increased pension costs as well as the NYS energy efficiency programs and the PSC tax surcharge discussed above.

Natural gas revenues increased for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to higher delivery rates on customer sales, as well as an increase in sales to other utilities driven by an increase in natural gas prices partially offset by a decrease in volumes.

Natural gas revenues decreased in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to lower energy cost adjustment revenues partially offset by higher other revenues with matching offsets, higher delivery rates on customer sales and higher revenues related to regulatory revenue recovery mechanisms, primarily the RDMs.  Lower energy cost adjustment revenues resulted from lower revenues required to be recovered for previously deferred purchased natural gas costs, as well as a decreases in both purchased volumes and natural gas prices in the first quarter, which exceeded the increases in the second and third quarters.  Higher revenues with matching offsets were driven primarily by an increase in rates related to increased pension costs and the PSC tax surcharge.

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

Total utility operating expenses increased 21% in the three months ended September 30, 2010 and decreased 1% in the nine months ended September 30, 2010 as compared to the same periods in 2009.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$76,890	$60,017	$16,873	$196,413	$201,782	$(5,369)
Purchased natural gas	6,580	5,734	846	57,985	88,952	(30,967)
PSC tax surcharge	4,686	3,084	1,602	14,224	3,084	11,140
Pension	6,501	6,945	(444)	22,194	13,247	8,947
OPEB	1,572	1,669	(97)	5,209	6,713	(1,504)
NYS energy programs	7,707	5,044	2,663	18,435	15,501	2,934
MGP site remediations	1,100	683	417	2,552	1,508	1,044
Other matched expenses	4,411	3,200	1,211	13,325	11,547	1,778
Subtotal	109,447	86,376	23,071	330,337	342,334	(11,997)

Other Expense Variations:
Tree trimming	4,382	2,866	1,516	10,238	9,593	645
Property taxes	8,022	7,183	839	23,095	20,604	2,491
Storm restoration expenses(2)	1,313	1,352	(39)	3,910	2,579	1,331
Injuries & damages reserve	150	137	13	561	(31)	592
Depreciation	8,526	8,015	511	25,362	24,014	1,348
Uncollectible expense	1,766	3,385	(1,619)	5,538	8,508	(2,970)
Uncollectible deferrals	-	(541)	541	(3,702)	(541)	(3,161)
Purchased natural gas incentive arrangements	637	64	573	1,633	971	662
Other expenses	28,027	25,171	2,856	83,066	77,907	5,159
Subtotal	52,823	47,632	5,191	149,701	143,604	6,097
Total Operating Expenses	$162,270	$134,008	$28,262	$480,038	$485,938	$(5,900)

(1)	Includes expenses that, in accordance with the 2006 Rate Order, 2009 Rate Order and the 2010 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	Does not include $19.4 million in incremental costs related to the February 2010 significant storm event deferred for future recovery from customers. See further discussion below.

In addition to the required adjustment to match revenues collected from customers, the variation in purchased electricity for the three months ended September 30, 2010 compared to the same period in the prior year was driven primarily by higher revenues collected for the recovery of previously deferred purchased electricity costs and higher purchased volumes, which were only partially offset by lower wholesale prices.  The variations in purchased gas for the three months ended September 30, 2010 was primarily driven by higher natural gas prices partially offset by lower purchased volume.  The variation in purchased electric and natural gas expense in the nine months ended September 30, 2010 compared to the same period in 2009 were driven by lower purchased volumes, lower revenues collected for the recovery of previously deferred costs and lower wholesale prices for both electric and natural gas purchases.

Variations in PSC tax surcharge, NYS energy programs and other matched expenses are due to a change in the level of expenses recorded with a corresponding change in revenues resulting from the change in the amounts included in delivery rates as authorized in the 2009 and 2010 Rate Orders.

Uncollectible expense decreased in the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of a decrease in the amount recorded as a reserve for future uncollectible accounts.  Management believes the reduction in the number of accounts falling into arrears is the result of improved economic conditions from the prior year.  Additionally, in the second quarter of 2010, Central Hudson deferred an additional $1.1 million of gas uncollectible expense based on the authorization from the PSC covering the calendar year 2009 as compared to the requested and previously deferred amount related to the six months ended June 30, 2009.  Central Hudson also deferred for future recovery $2.6 million in uncollectible electric expense over rate allowances for the rate year ended June 30, 2010.   On September 23, 2010, Central Hudson filed a petition with the PSC for approval and recovery of the $2.6 million uncollectible electric expense.  Management believes the incremental expense meets the PSC criteria and is probable of future recovery.

Storm restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  The higher storm restoration costs in the first nine months of 2010 were primarily the result of the most significant storm event in the Company’s history during the last week of February 2010.  These costs do not include incremental costs from this major storm event, such as the costs of mutual aid crews and contractors from other areas and overtime costs for Central Hudson crews, which have been deferred for future recovery from customers.  Central Hudson filed a petition with the PSC for approval and recovery on September 23, 2010.  Management believes that the restoration costs incurred meet the PSC criteria and are probable of future recovery in rates.

Other Income

Other income and deductions for Central Hudson for the three months ended September 30, 2010, decreased $0.2 million, compared to the same periods in 2009, primarily due to a decrease in regulatory adjustments relating to interest costs on Central Hudson’s variable rate long-term debt.  This adjustment is primarily due to a change in the interest cost included in rates under the 2010 Rate Order, which became effective July 1, 2010.  Additionally, losses on Central Hudson’s deferred compensation plan assets and increases in carrying charges related to the PSC tax surcharge also impacted other income on the quarter.

Other income and deductions for Central Hudson for the nine months ended September 30, 2010, increased $1.1 million, compared to the same periods in 2009, primarily due to an increase in regulatory adjustments relating to interest costs on Central Hudson’s variable rate long-term debt during the first six months of 2010, which more than offset the third quarter decrease.  These regulatory adjustments partially offset the increase in interest on variable rate debt for the same period, as discussed under the caption “Interest Charges”.  An increase in regulatory carrying charges due from customers, primarily related to storm costs, PSC tax surcharge and uncollectible deferrals, as well as a decrease on regulatory carrying charges related to pension costs also impacted the year-over-year results.

Interest Charges

Central Hudson’s interest charges decreased $0.1 million for the three months ended September 30, 2010, compared to the same periods in 2009.  The impact of a decrease in carrying charges due to customers primarily related to the net regulatory electric liability set aside for future customer benefit was reduced by an increase on long-term debt as a result of $24 million of medium-term notes issued September 30, 2009.

Interest charges increased $0.5 million for the nine months ended September 30, 2010, compared to the same period in 2009 as a result of the issuance of long-term debt discussed above and an increase in carrying charges on the net electric liability set aside for future customer benefit.  A decrease in interest costs related to Central Hudson’s variable rate long-term debt reduced the impact of these increases in the year-over-year results and offsets the increase in regulatory adjustments relating to interest costs as discussed under the caption “Other Income” for the nine month periods.

Income Taxes

Income taxes for Central Hudson had essentially no change for the three months ended September 30, 2010 when compared to the same period in 2009. Income taxes for Central Hudson increased $8.1 million for the nine months ended September 30, 2010 when compared to the same period in 2009 primarily due to an increase in pre-tax book income.

CH Energy Group

In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended September 30,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$226,720	$195,947	$30,773	15.7%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	115,602	96,181	19,421	20.2%
Depreciation and amortization	10,081	9,474	607	6.4%
Other operating expenses	81,955	72,641	9,314	12.8%
Total Operating Expenses	207,638	178,296	29,342	16.5%
Operating Income	19,082	17,651	1,431	8.1%
Other Income (Deductions), net	(11,370)	(241)	(11,129)	(4,617.8	) %
Interest Charges	6,879	6,747	132	2.0%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	833	10,663	(9,830)	(92.2	) %
Income Taxes	(1,300)	4,030	(5,330)	(132.3	) %
Net income from continuing operations	2,133	6,633	(4,500)	(67.8	) %
Net loss from discontinued operations, net of tax	-	(991)	991	100.0%
Non-controlling interest in subsidiary	112	48	64	133.3%
Dividends declared on Preferred Stock of subsidiary	242	242	-	-%
Net income attributable to CH Energy Group	$1,779	$5,352	$(3,573)	(66.8	) %

	Nine Months Ended September 30,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$731,139	$696,662	$34,477	4.9%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	384,684	398,791	(14,107)	(3.5	) %
Depreciation and amortization	29,962	28,159	1,803	6.4%
Other operating expenses	238,903	211,098	27,805	13.2%
Total Operating Expenses	653,549	638,048	15,501	2.4%
Operating Income	77,590	58,614	18,976	32.4%
Other Income (Deductions), net	(10,113)	(357)	(9,756)	(2,732.8	) %
Interest Charges	21,286	18,634	2,652	14.2%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	46,191	39,623	6,568	16.6%
Income Taxes	16,754	15,023	1,731	11.5%
Net income from continuing operations	29,437	24,600	4,837	19.7%
Net income from discontinued operations, net of tax	-	3,002	(3,002)	(100.0	) %
Non-controlling interest in subsidiary	(272)	(141)	(131)	(92.9	) %
Dividends declared on Preferred Stock of subsidiary	727	727	-	-%
Net income attributable to CH Energy Group	$28,982	$27,016	$1,966	7.3%

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Three Months Ended September 30,		Increase / (Decrease) in			Three Months Ended September 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Heating Oil
Retained company volume	2,117	2,783	(666)	(24	) %	2,209	2,746	(537)	(20	) %
Acquisitions volume	6	-	6	-		6	-	6	-
Divested volume	-	2,442	(2,442)	(100	) %	-	2,556	(2,556)	(100	) %
Total Heating Oil	2,123	5,225	(3,102)	(59	) %	2,215	5,302	(3,087)	(58	) %

Motor Fuels
Retained company volume	12,132	12,705	(573)	(5	) %	12,132	12,705	(573)	(5	) %
Acquisitions volume	4	-	4	-		4	-	4	-
Divested volume	-	3,563	(3,563)	(100	) %	-	3,563	(3,563)	(100	) %
Total Motor Fuels	12,136	16,268	(4,132)	(25	) %	12,136	16,268	(4,132)	(25	) %

Propane and Other
Retained company volume	95	123	(28)	(23	) %	98	121	(23)	(19	) %
Divested volume	-	207	(207)	(100	) %	-	209	(209)	(100	) %
Total Propane and Other	95	330	(235)	(71	) %	98	330	(232)	(70	) %

Total
Retained company volume	14,344	15,611	(1,267)	(8	) %	14,439	15,572	(1,133)	(7	) %
Acquisitions volume	10	-	10	-		10	-	10	-
Divested volume	-	6,212	(6,212)	(100	) %	-	6,328	(6,328)	(100	) %
Total	14,354	21,823	(7,469)	(34	) %	14,449	21,900	(7,451)	(34	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Nine Months Ended September 30,		Increase / (Decrease) in			Nine Months Ended September 30,		Increase / (Decrease) in
	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Heating Oil
Retained company volume	22,933	27,476	(4,543)	(17	) %	23,549	26,319	(2,770)	(11	) %
Acquisitions volume	6	-	6	-		6	-	6	-
Divested volume	-	25,925	(25,925)	(100	) %	-	25,029	(25,029)	(100	) %
Total Heating Oil	22,939	53,401	(30,462)	(57	) %	23,555	51,348	(27,793)	(54	) %

Motor Fuels
Retained company volume	34,779	35,758	(979)	(3	) %	34,779	35,758	(979)	(3	) %
Acquisitions volume	4	-	4	-		4	-	4	-
Divested volume	-	10,243	(10,243)	(100	) %	-	10,243	(10,243)	(100	) %
Total Motor Fuels	34,783	46,001	(11,218)	(24	) %	34,783	46,001	(11,218)	(24	) %

Propane and Other
Retained company volume	746	837	(91)	(11	) %	764	804	(40)	(5	) %
Divested volume	-	1,351	(1,351)	(100	) %	-	1,296	(1,296)	(100	) %
Total Propane and Other	746	2,188	(1,442)	(66	) %	764	2,100	(1,336)	(64	) %

Total
Retained company volume	58,458	64,071	(5,613)	(9	) %	59,092	62,881	(3,789)	(6	) %
Acquisitions volume	10	-	10	-		10	-	10	-
Divested volume	-	37,519	(37,519)	(100	) %	-	36,568	(36,568)	(100	) %
Total	58,468	101,590	(43,122)	(42	) %	59,102	99,449	(40,347)	(41	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil	15%	15%	39%	40%
Motor Fuels	84%	84%	60%	59%
Propane and Other	1%	1%	1%	1%
Total	100%	100%	100%	100%

For the three months ended September 30, 2010, sales of petroleum products decreased 34% compared to the same period in 2009.  The decrease was due primarily to the sale of operations in certain geographic locations.  Excluding the impact of the divestiture, sales decreased due to reduced sales to one large commercial customer and the sale of motor fuels decreased due to the annualized impact of business lost in 2009 and 2010 related to the depressed economy.

For the nine months ended September 30, 2010, sales of petroleum products decreased 42% compared to the same period in 2009.  The decrease was due primarily to the sale of operations in certain geographic locations.  Excluding the impact of the partial divestiture, sales were lower due to reduced sales of residential and commercial heating oil due to weather that was 8% warmer in the nine months ended September 30, 2010, compared to the same period in 2009, as measured by heating degree days and reduced sales to commercial customers that can burn both natural gas and oil due to the unfavorable price relationship between heating oil and natural gas.  Additionally, both residential heating oil sales and the sale of motor fuels decreased due to the annualized impact of business lost in 2009 and 2010 related to the depressed economy.

A breakdown of Griffith's gross profit by product and service line for the three and nine months ended September 30, 2010 and 2009 are illustrated below (Dollars in Thousands):

Gross Profit

	Three Months Ended
Product and Service Line	September 30, 2010		September 30, 2009
Heating oil	$1,115	15%	$1,017	14%
Motor fuels	2,724	37%	3,175	43%
Other fuels	88	1%	110	1%
Service and installations	3,109	43%	2,838	39%
Other	233	3%	226	3%
Total	$7,269	100%	$7,366	100%

Gross Profit

	Nine Months Ended
Product and Service Line	September 30, 2010		September 30, 2009
Heating oil	$16,530	46%	$20,207	50%
Motor fuels	7,978	22%	8,787	22%
Other fuels	1,010	3%	1,182	3%
Service and installations	9,343	26%	8,797	22%
Other	896	3%	1,077	3%
Total	$35,757	100%	$40,050	100%

Gross profits from discontinued operations of $5.2 million and $28.3 million by product and service lines for the three and nine months ended September 2009, respectively, excluded from the chart above are as follows:

Heating oil: $1.2 million, or 24% for the three months ended September 30, 2009
Heating oil: $15.8 million, or 56% for the nine months ended September 30, 2009
Other fuels: $1.1 million, or 22% for the three months ended September 30, 2009
Other fuels: $3.7 million, or 13% for the nine months ended September 30, 2009
Service and installations: $2.7 million, or 52% for the three months ended September 30, 2009
Service and installations: $8.5 million, or 30% for the nine months ended September 30, 2009
Other: $0.1 million, or 2% for the three months ended September 30, 2009
Other: $0.4 million, or 1% for the nine months ended September 30, 2009

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Retained Company
Heating Oil	$5,532	$6,196	$(664)	$65,768	$62,945	$2,823
Heating Oil - Acquisitions	15	-	15	15	-	15
Motor Fuels	28,411	26,847	1,564	83,050	69,193	13,857
Motor Fuels - Acquisitions	11	-	11	11	-	11
Other	460	488	(28)	2,922	2,967	(45)
Service Revenues	4,778	4,288	490	14,019	13,246	773
Service Revenues - Acquisitions	23	-	23	23	-	23
Total Retained Company	$39,230	$37,819	$1,411	$165,808	$148,351	$17,457

Discontinued Operations(1)
Heating Oil	$-	$5,588	$(5,588)	$-	$60,274	$(60,274)
Motor Fuels	-	7,587	(7,587)	-	19,958	(19,958)
Other	-	539	(539)	-	2,936	(2,936)
Service Revenues	-	3,984	(3,984)	-	12,518	(12,518)
Total Discontinued Operations	$-	$17,698	$(17,698)	$-	$95,686	$(95,686)

Reconciliation to Income Statement
Total Revenue from discontinued operations	$-	$17,698	$(17,698)	$-	$95,686	$(95,686)
Expenses of discontinued operations	-	19,392	(19,392)	-	90,555	(90,555)
Income tax (benefit) expense from discontinued operations	-	(703)	703	-	2,129	(2,129)
Net (Loss) income from discontinued operations	$-	$(991)	$991	$-	$3,002	$(3,002)

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

Revenues, net of the effect of weather hedging contracts decreased in the three and nine months ended September 30, 2010 compared to the same periods in 2009, due to the sale of operations in certain geographic locations.  Net of divestitures, revenues have increased in the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to the increase in wholesale prices.

Operating Expenses

For the three months ended September 30, 2010, operating expenses, net of divested operations, increased $1.1 million, or 3%, from $41.3 million in 2009 to $42.4 million in 2010, due to higher wholesale market prices for petroleum products, which increased $1.3 million, or 4%.  Other operating expenses, net of divested operations, decreased $0.2 million for the three months ended September 30, 2010, due primarily to a decrease in operating expenses related to reduced volumes and a reduction in uncollectible accounts.

For the nine months ended September 30, 2010, operating expenses, net of divested operations, increased $19.5 million, or 14%, from $144.3 million in 2009 to $163.8 million in 2010, due to higher wholesale market prices for petroleum products, which increased $21.5 million, or 2.1%.  Other operating expenses, net of divested operations, decreased $2.0 million for the nine months ended September 30, 2010, due primarily to a decrease in uncollectible accounts, a reduction in other general and administration expenses, and a decrease in operating expenses related to reduced volumes.

Other Businesses and Investments

Revenues and Operating Expenses

In addition to the holding company, the operating results of Lyonsdale, CH-Greentree, CH-Auburn and CH Shirley Wind are included in the Consolidated Financial Statements of CH Energy Group.  Results for the three months ended September 30, 2010 compared to the same period in 2009 reflect an increase in operating revenues of $0.2 million and an increase in operating expenses of $0.1 million.  Results for the nine months ended September 30, 2010 compared to the same period in 2009 reflect an increase in operating revenues of $1.8 million and an increase in operating expenses of $2.1 million.  The increases in revenues and operating expenses year-to-date are primarily attributable to CH-Greentree, which became operational in July 2009, and CH-Auburn, which became operational in February 2010.  The increase in operating expenses is primarily the result of higher repairs and maintenance expenses on equipment at Lyonsdale.

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) for the three and nine months ended September 30, 2010 decreased by $11.0 million and $11.3 million as compared to the same periods in 2009, respectively.  The decrease is primarily the result of an impairment charge for 100% of CHEC’s subordinated debt, accrued interest and equity investment in Cornhusker Holdings.  For the nine months ended September 30, 2010, these decreases in earnings were reduced by an increase in year-over-year results related to the write-off of $1.3 million recorded in the first quarter of 2009 related to a development project of CHEC.  Interest expense remained essentially unchanged for the three months ended September 30, 2010 and decreased $1.1 million for the nine months ended September 30, 2010 due to the private placement of debt by the holding company late in the second quarter of 2009 to fund unregulated portions of CH Energy Group, including Griffith.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group decreased $5.3 million for the three months ended September 30, 2010, compared to the same period in 2009, due to a decrease in pre-tax book income.  For the nine months ended September 30, 2010, compared to the first nine months of 2009, income taxes increased $1.7 million due to an increase in pre-tax book income as well as the impact of the expiration of production tax credits and certain NYS income tax credits at Lyonsdale in 2010.

CAPITAL RESOURCES AND LIQUIDITY

The growth of CH Energy Group's retained earnings in the nine months ended September 30, 2010, contributed to the increase in the book value per share of its Common Stock from $33.76 at December 31, 2009, to $33.98 at September 30, 2010.  Common equity comprised 50.6% of total capital (including short-term debt) at September 30, 2010, a decrease from 51.1% at December 31, 2009.  Book value per share at September 30, 2009 was $33.27 and the common equity ratio was 49.9%.

CH Energy Group and Central Hudson - Cash Flow Summary

Changes in CH Energy Group’s and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	CH Energy Group		Central Hudson
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Cash Provided By/(Used In):
Operating Activities	$51.3	$121.0	$51.5	$89.2
Investing Activities	(80.4)	(97.4)	(53.4)	(89.8)
Financing Activities	(10.6)	8.8	15.0	19.4
Net change for the period	(39.7)	32.4	13.1	18.8
Balance at beginning of period	73.4	19.8	4.8	2.5
Balance at end of period	$33.7	$52.2	$17.9	$21.3

Central Hudson’s cash and cash equivalents increased by $13.1 million and $18.8 million for the nine months ended September 30, 2010 and 2009, respectively.  CH Energy Group’s cash and cash equivalents decreased $39.7 million and increased $32.4 million for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, both Central Hudson’s and CH Energy Group’s cash flow from operations were insufficient to fund their investing activities, resulting in the use of long-term debt financing and the use of cash on hand.  Further explanations of cash flow from operating, investing and financing activities are provided below.

Central Hudson’s net cash provided by operations was $51.5 million and $89.2 million for the nine months ended September 30, 2010 and 2009, respectively.  For both periods, cash provided by sales exceeded the period’s expenses and working capital needs.  Strong cash flows from the end of 2009 enabled Central Hudson to accelerate funding of its pension and OPEB plans, which totaled $36.1 million for the first nine months ended September 30, 2010 compared to $16.3 million for the same period in 2009.  Additionally, during the first quarter of 2010, Central Hudson experienced the most significant storm event in its history.  The incremental costs of the storm restoration effort have been deferred for future recovery from customers.  Approximately $16.7 million of these costs impacted cash flows from the first nine months of 2010.  The remaining $2.7 million, totaling $19.4 million, is expected to be paid in the fourth quarter.  Central Hudson’s MGP site remediation costs in excess of amounts recovered through rates and other regulatory mechanisms, totaling $10.8 million and $1.6 million in the nine months ended September 30, 2010 and 2009, respectively, also impacted cash from operations.

An additional driver affecting CH Energy Group’s increase in operating activities of $51.3 million and $121.0 million for the nine month periods ending September 30, 2010 and 2009, respectively, is the cash provided by sales exceeded the period’s expenses and working capital needs at Griffith, particularly in 2009, prior to the divestiture of the volatile sales and commodity pricing of Griffith’s Northeast region.

Central Hudson’s net cash used in investing activities of $53.4 million and $89.8 million in the nine months ended September 30, 2010 and 2009, respectively, was primarily for investments in Central Hudson’s electric and natural gas transmission and distribution systems.  In June 2009, Central Hudson closed on the purchase of certain real-estate in Kingston, NY, resulting in an increase of approximately $13.0 million to plant additions in the prior year.

Additional investing activities at CH Energy Group resulting in an increase of $80.4 million and $97.4 million for the nine months ended September 30, 2010 and 2009, respectively, included $26.1 million invested in CH Shirley Wind in the first nine months of 2010, $5.5 million invested in CH-Greentree and $1.5 million invested in CH-Auburn in the first nine months of 2009.  Additionally, in 2010, Griffith resumed its selective “tuck-in” acquisition strategy.

Central Hudson’s net cash provided by financing activities was $15.0 million and $19.4 million, respectively for the nine months ended September 30, 2010 and 2009.  In the third quarter of 2010, Central Hudson issued $40 million in private placement long-term debt.  Central Hudson used a portion of the proceeds from the sale of the notes for refunding maturing long-term debt and retained the rest for general corporate purposes.

CH Energy Group financing activities, which resulted in a net use of cash of $10.6 million for the nine months ended September 30, 2010 and provided $8.8 million in net cash for the nine months ended September 30, 2009, also included common stock dividend payments in each year of $25.6 million.

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

Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, the discount rate, expected return on plan assets, legislative requirements, regulatory considerations, and available corporate resources.  The amount of the Retirement Plan’s liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Funding for the Retirement Plan totaled $31.4 million and $14.6 million for the nine months ended September 30, 2010 and 2009, respectively. Central Hudson is considering contributing up to $32.0 million to the Retirement Plan in the fourth quarter of 2010.

Employer contributions for OPEB plans were $4.3 million and $1.3 million during the nine months ended September 30, 2010 and 2009, respectively.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, regulatory considerations and corporate resources.  Funding for the full year of 2010 is expected to total approximately $4.8 million.

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

At September 30, 2010, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and Key Bank National Association.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

Outstanding Balances
(In Thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
CH Energy Group:
Uncommitted lines of credit at Central Hudson	$-	$-	$17,000
Current maturities of long-term debt at Central Hudson	-	24,000	24,000

Central Hudson:
Uncommitted lines of credit	-	-	17,000
Current maturities of long-term debt	-	24,000	24,000

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/stable by Moody’s Investors Service (“Moody’s”)1.

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

In the third quarter of 2010, Central Hudson privately placed $40 million of senior unsecured notes exempt from registration under the Securities Act of 1933, in two series.  Series A bear interest at the rate of 4.30% per annum on a principal amount of $16 million and mature on September 21, 2020.  Series B bear interest at the rate of 5.64% per annum on a principal amount of $24 million and mature on September 21, 2040.  Central Hudson used a portion of the proceeds from the sale of the notes for refunding maturing long term debt and retains the rest for general corporate purposes.

For additional information related to CH Energy Group’s and Central Hudson’s financing program, please see Note 7 – “Short-term Borrowing Arrangements,” Note 8 – “Capitalization – Common and Preferred Stock” and Note 9 – “Capitalization – Long-term Debt” to the Financial Statements of the Corporations’ 10-K Annual Report.

COMMON STOCK DIVIDENDS

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of September 30, 2010, Central Hudson would be able to pay a maximum of $36.2 million in dividends to CH Energy Group without violating the restriction by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/stable by Moody’s Investors Service (“Moody’s”).2  On July 15, 2010, Central Hudson declared a $26.0 million dividend payable October 1, 2010 to CH Energy Group.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

Reference is made to the caption “Common Stock Dividends and Price Ranges” of Part II, Item 7 of the Corporations’ 10-K Annual Report for a discussion of CH Energy Group's dividend payments.  On September 30, 2010, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable November 1, 2010, to shareholders of record as of October 12, 2010.

_________________________________
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

•
Continuation, with minor modifications, of Revenue Decoupling Mechanisms (“RDM”) for both electric and gas delivery service, which is designed to remove disincentive for a utility company to promote energy efficiency to its customers.  The RDM requires the Company to adjust revenues to targeted levels defined in the rate orders.  The electric RDM is based on revenue dollars and the gas RDM is based on usage per customer.

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

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of a Plan for Deferred Accounting for Future Recovery with Carrying Charges of Three Items and Funding These and Certain Other Deferrals through Balance Sheet Offsets
(Case 10-M-0473)

Background:  On September 23, 2010, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $19.4 million incremental electric storm restoration expense, $2.6 million incremental electric bad debt write-off expense, $1.9 million incremental electric property tax expense and $0.7 million incremental gas property tax expense above the respective rate allowances during the twelve months ended June 30, 2010.  The petition also requests approval of offsets of the foregoing against significant tax refunds resulting from a change in the way Central Hudson treats certain capital expenditures for tax purposes.  Additional offsets against other deferred items, notably including MGP site investigation and remediation costs were also included in the petition given the size of the tax refunds.  Central Hudson can not predict the final outcome of this proceeding.

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

On July 28, 2010, the Company filed a Petition for Suspension of the EEPS Order Concerning Utility Financial Incentives Issued and Effective August 22, 2008 (“Incentives Order”) with the PSC requesting that, based on changed circumstances, the Commission suspend its Incentive Order as to Central Hudson and to also request that, based on experience gained to date and current conditions, the Commission reevaluate whether a mandatory incentives mechanism is necessary for electric energy efficiency programs.  It further requests that if a replacement mechanism that accounts for the changed circumstances is adopted, that it focus financial exposure on things that are within the utility’s control.  No prediction can be made regarding the outcome of the matter at this time.

In an Order issued October 18, 2010, the PSC approved Central Hudson’s request to provide a zero percent financing option for customers participating in the Company’s small commercial business direct install and mid-size commercial business EEPS programs.  The Company will establish a revolving loan fund of $1.5 million that will allow customers participating in the programs to finance, at zero percent for up to 24 months, their portion of the costs for installing approved energy efficiency measures.

Management Audit
(Case 09-M-07674 – Comprehensive Management Audit of Central Hudson Gas & Electric Business)

Background:  In February 2010, the PSC selected NorthStar Consulting Group (“NorthStar”) as the independent third-party consultant to conduct a comprehensive management audit of Central Hudson’s construction planning processes and operational efficiencies of its electric and gas businesses.  The PSC is allowed to audit New York utilities every five years.  Audit work officially commenced on March 24, 2010.  A final report to the PSC of NorthStar’s findings and recommendations is expected in the first quarter of 2011.  Central Hudson will have an opportunity to make factual corrections to the draft report in the fourth quarter of 2010.  No prediction can be made regarding the outcome of the matter at this time however, any recommendations will require a corresponding implementation plan for improvement as well as progress updates in future quarterly filings.

During the third quarter of 2010, there has been no significant activity related to the following proceedings:

•	Renewable Portfolio Standard

OTHER MATTERS

Changes in Accounting Standards

See Note 1 – “Summary of Significant Accounting Policies” and Note 3 – “New Accounting Guidance” for discussion of relevant changes, which discussion is incorporated by reference herein.

Off-Balance Sheet Arrangements

CH Energy Group and Central Hudson do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

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

Estimate for the tax reserve established during the quarter ended September 30, 2010 is based on current accounting guidance related to income taxes.  The reserve is related to tax benefits resulting from a change in accounting for repairs vs. capitalization, effective for the year ended December 31, 2009.  Current accounting guidance requires that an uncertain tax position be recognized within a company’s financial statements provided certain criteria are met.  Because the repairs deduction would be realized eventually through depreciation, current accounting guidance allows for the reserve to be set at what management considers to be a prudent level.

See Note 1 - “Summary of Significant Accounting Policies” under the caption “Use of Estimates” to the Consolidated Financial Statements of the 2009 Annual Report for additional discussion of use of estimates.

FORWARD-LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act.  Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions.  Forward-looking statements including, without limitation, those relating to CH Energy Group’s and Central Hudson’s future business prospects, revenues, proceeds, working capital, investment valuations, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements.  Those factors include, but are not limited to: deviations from normal seasonal weather and storm activity; fuel prices; plant capacity factors; energy supply and demand; potential future acquisitions; the result of plans to divest non-core investments in an orderly manner; legislative, regulatory, and competitive developments; interest rates; access to capital; market risks; corn and ethanol prices; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism.  CH Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk.  Central Hudson replaced an expiring rate cap, effective April 1, 2010, with two one-year rate cap agreements covering certain issues of variable rate 1999 NYSERDA Bonds and a two-year rate cap covering another issue of such debt.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of the 1999 NYSERDA Bonds.  The interest rate caps are evaluated quarterly and Central Hudson, under the terms of all three caps, would receive a payout for a particular series if the bonds of that series reset at rates above 5.0%.  All three rate cap agreements were made with Key Bank National Association.  The practices employed by CH Energy Group and Central Hudson to mitigate these risks - which were discussed in the Corporations’ 10-K Annual Report - continue to operate effectively.  For related discussion on this activity, see, in the Financial Statements of the Corporations’ 10-K Annual Report, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity,” and Note 9 – “Capitalization - Long-Term Debt” and Item 7A – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Financing Program” of this Quarterly Report on Form 10-Q.

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
Kimberly J. Wright
Controller

Dated: November 4, 2010

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Regulation S-K Item 601 Designation	Exhibit Description

10(i)(1)
Note Purchase Agreement, dated as of August 6, 2010, between Central Hudson Gas & Electric Corporation and the purchasers of its 4.30% Senior Notes, Series A, due September 21, 2020 and its 5.64% Senior Notes, Series B, due September 21, 2040 (Incorporated herein by reference to CH Energy Group’s Current report on Form 8-K, filed August 6, 2010; Exhibit 10.1)

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