Form 10-K
period 2010-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2011-02-10
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
CH Energy Group, Inc. Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Central Hudson Gas & Electric Corporation Cumulative Preferred Stock 4.50% Series 4.75% Series

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

CH Energy Group, Inc.	Yes ☑	No ☐
Central Hudson Gas & Electric Corporation	Yes ☐	No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

CH Energy Group, Inc.	Yes ☐	No ☑
Central Hudson Gas & Electric Corporation	Yes ☐	No ☑

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

CH Energy Group, Inc.	Yes ☑	No ☐
Central Hudson Gas & Electric Corporation	Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

CH Energy Group, Inc.	Central Hudson Gas & Electric Corporation
Large Accelerated Filer ☑	Large Accelerated Filer ☐
Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Non-Accelerated Filer ☑
Smaller Reporting Company ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

CH Energy Group, Inc.	Yes ☐	No ☑
Central Hudson Gas & Electric Corporation	Yes ☐	No ☑

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of February 1, 2011, was $780,278,742 based upon the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of June 30, 2010, the last business day of CH Energy Group’s most recently completed second fiscal quarter, was $620,909,078 computed by reference to the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2010 was zero.

The number of shares outstanding of CH Energy Group’s Common Stock, as of February 1, 2011, was 15,687,148.

The number of shares outstanding of Central Hudson’s Common Stock, as of February 1, 2011, was 16,862,087. All such shares are owned by CH Energy Group.

CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I)(2).

DOCUMENTS INCORPORATED BY REFERENCE

CH Energy Group’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on April 26, 2011, is incorporated by reference in Part III hereof.  Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms used herein.

CH Energy Group Companies and Investments
CHEC	Central Hudson Enterprises Corporation (the parent company of Griffith (not regulated by the PSC) and wholly owned subsidiary of CH Energy Group)
Cornhusker Holdings	Cornhusker Energy Lexington Holdings, LLC (a CHEC investment)
JB Wind	JB Wind Holdings, LLC (a CH-Community Wind investee company)

Regulators
NYS	New York State
PSC	NYS Public Service Commission
FERC	Federal Energy Regulatory Commission
DEC	NYS Department of Environmental Conservation

Terms Related to Business Operations Used By CH Energy Group
1993 PSC Policy	PSC’s 1993 Statement of Policy regarding pension and other post-employment benefits
2006 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on July 24, 2006
2009 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on June 22, 2009
2010 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on June 18, 2010
Dth	Decatherms
Distributed Generation	An electrical generating facility located at a customer’s point of delivery which may be connected in parallel operation to the utility system
kWh	Kilowatt-hour(s)
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MW / MWh	Megawatt(s) / Megawatt-hour(s)
OPEB	Other Post-Employment Benefits
RDMs	Revenue Decoupling Mechanisms
Retirement Plan	Central Hudson’s Non-Contributory Defined Benefit Retirement Income Plan
ROE	Return on Equity
ROW	Right-of-Way

(i)

Settlement Agreement	Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended, among Central Hudson, PSC Staff, and Certain Other Parties
Temporary State Assessment	New York State Temporary State Energy and Utility Service Conservation Assessment required to be collected from April 4, 2009 to March 31, 2014

Other
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EITF	FASB Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934
GAAP	Accounting Principles Generally Accepted in the United States of America
NYISO	New York Independent System Operator
NYSERDA	New York State Energy Research and Development Authority
Registrants	CH Energy Group and Central Hudson
SFAS	Statement of Financial Accounting Standards

(ii)

(iii)

(iv)

PART I

FILING FORMAT

This 10-K Annual Report for the fiscal year ended December 31, 2010, is a combined report being filed by two different Registrants: CH Energy Group and Central Hudson.  Any references in this 10-K Annual Report to CH Energy Group include all subsidiaries of CH Energy Group, including Central Hudson, except where the context clearly indicates otherwise.  Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to CH Energy Group and its subsidiaries other than Central Hudson.  When this 10-K Annual Report is incorporated by reference into any filing with the SEC made by Central Hudson, the portions of this 10-K Annual Report that relate to CH Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

CH Energy Group’s wholly owned subsidiaries include Central Hudson and CHEC.  For additional information, see the sub-caption “CHEC and Its Subsidiaries and Investments” in Item 1 - ”Business” under the caption “Subsidiaries of CH Energy Group.”

FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act.  Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions.  Forward-looking statements including, without limitation, those relating to CH Energy Group’s and Central Hudson’s future business prospects, revenues, proceeds, working capital, investment valuations, liquidity, income, and margins, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time-to-time in the forward-looking statements.  Those factors include, but are not limited to: deviations from normal seasonal weather and storm activity; fuel prices; plant capacity factors; energy supply and demand; potential future acquisitions; the ability of the Company to divest non-core assets at acceptable prices within expected time frames, legislative, regulatory, and competitive developments; interest rates; access to capital; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism.  CH Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

ITEM 1 - Business

CORPORATE STRUCTURE

CH Energy Group is the holding company parent corporation of two principal, wholly owned subsidiaries, Central Hudson and CHEC.  Central Hudson is a regulated electric and natural gas subsidiary.  CHEC, the parent company of CH Energy Group’s unregulated businesses and investments, has six wholly owned subsidiaries, Griffith Energy Service, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree”), CH-Lyonsdale, LLC (“CH-Lyonsdale”), Lyonsdale Biomass, LLC (“Lyonsdale”) and CH Shirley Wind, LLC (“CH Shirley”).  CHEC also has ownership interests in certain subsidiaries that are less than 100%.  For more information, see sub-caption “CHEC and Its Subsidiaries and Investments” under caption “Subsidiaries of CH Energy Group.”

For a discussion of CH Energy Group’s and its subsidiaries’ capital structure and financing program, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the sub-captions “Capital Structure” and “Financing Program” under the caption “Capital Resources and Liquidity.”  For a discussion of short-term borrowing, capitalization, and long-term debt, see Note 7 - “Short-Term Borrowing Arrangements,” Note 8 - “Capitalization - Common and Preferred Stock,” and Note 9 - “Capitalization - Long-Term Debt,” respectively, to the financial statements contained in Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report (each Note being hereinafter called a “Note”).  For information concerning revenues, certain expenses, earnings per share, and information regarding assets of Central Hudson’s regulated electric and regulated natural gas segments and of Griffith, see Note 13 - “Segments and Related Information.”

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

Central Hudson serves a territory extending about 85 miles along the Hudson River and about 25 to 40 miles east and west of the Hudson River.  The southern end of the territory is about 25 miles north of New York City and the northern end is about 10 miles south of the City of Albany.  The territory, comprising approximately 2,600 square miles, has a population estimated at 688,000.  Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories.  The number of Central Hudson employees at December 31, 2010, was 856.

Central Hudson’s territory reflects a diversified economy, including manufacturing industries, research firms, farms, governmental agencies, public and private institutions, resorts, and wholesale and retail trade operations.

Seasonality

Central Hudson’s delivery revenues have historically varied seasonally in response to weather.  Sales of electricity are usually highest during the summer months, primarily due to the use of air-conditioning and other cooling equipment.  Sales of natural gas are highest during the winter months, primarily due to space heating usage.  Central Hudson’s rates are developed based on forecasts of monthly sales volumes, which reflect natural seasonality under normal weather conditions.  Effective July 1, 2009 and continuing in the 2010 Rate Order through June 30, 2013, Central Hudson’s delivery rate structure includes revenue decoupling mechanisms (“RDMs”), which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual sales volumes as compared to those under normal weather conditions, no longer have a significant impact on earnings.  However, higher expenses incurred due to storm activity than the amount set in rates may impact the Company’s earnings.  Central Hudson has the ability to request regulatory recovery of significant incremental costs incurred if certain criteria are met as defined by the PSC and, as such, any impact on earnings for higher storm expenses should be limited to non-material amounts, as long as the other criteria for deferred accounting were met.

Competition

Central Hudson is a regulated utility with a legal obligation to deliver electricity and natural gas within its PSC-approved franchise territory.  Central Hudson has no direct competitors in its electricity distribution business; indirect competitors include distributed generation systems, including net metered systems.  To date, the primary source of competition is solar net metered systems, which are currently capped at 12 MW.  Central Hudson was authorized by the PSC to defer lost revenues attributable to photovoltaic net metering through June 30, 2009, under an order issued in Case 07-E-0437 on October 19, 2007.  Beginning July 1, 2009, Central Hudson no longer has the authorization to defer lost revenues attributable to photovoltaic net metering since the RDM provides similar protection.  Central Hudson’s natural gas business competes with other fuels, especially fuel oil and propane.

The competitive marketplace continues to develop for electric and natural gas supply markets, and Central Hudson’s electric and natural gas customers may purchase energy and related services from other providers.  Central Hudson’s rate making structure neutralizes any earnings impact of customers’ decisions to purchase electricity and natural gas from other providers.

Regulation

Central Hudson is subject to regulation by the PSC regarding, among other things, services rendered (including the rates charged), major transmission facility siting, accounting treatment of certain items, and issuance of securities.  For certain restrictions imposed by the Settlement Agreement, see Note 2 - “Regulatory Matters.”

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

Rates

General: The electric and natural gas rates charged by Central Hudson applicable to service supplied to retail customers within New York State are regulated by the PSC.  Costs of service, both for electric and gas delivery service and for electric and gas supply costs, are recovered from customers through PSC approved tariffs, subject to a standard of prudency.  Both transmission rates and rates for electricity sold for resale which involve interstate commerce are regulated by FERC.

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

Central Hudson’s retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers.  Retail rates for delivery and supply are shown separately on retail bills to allow customers to see the costs associated with their commodity supply, and thus facilitate retail competition.  During 2010, the average price of electricity for full service customers was 14.94 cents per kWh as compared to an average of 14.20 cents per kWh in 2009.  The PSC has authorized Central Hudson to recover the costs of the electric commodity from customers, without earning a profit on the commodity costs.  The average delivery price in 2010 was 5.26 cents per kWh and 4.44 cents per kWh in 2009.  The increase in delivery price was primarily due to the implementation of new rates as part of the 2009 Rate Order and the 2010 Rate Order.  The year over year increase related to the Rate Orders was approximately 0.51 cents per kWh.  The additional increase is associated with updated surcharges to cover additional assessments from New York State agencies.  The average delivery price in 2010 includes a surcharge of approximately 0.07 cents per kWh resulting from the Electric RDM.

Central Hudson’s retail natural gas rate structure consists of various service classifications covering transport, retail access service, and full service (which includes natural gas supply) for residential, commercial, and industrial customers.  During 2010, the average price of natural gas for full-service customers was $14.86 per Mcf as compared to an average of $15.83 per Mcf in 2009.  The PSC has authorized Central Hudson to recover the costs of the gas commodity from customers, without earning a profit on the commodity costs.  The average delivery price for natural gas for retail and full service in 2010 was $6.67 per Mcf and $5.14 per Mcf in 2009. The increase in delivery price was primarily due to the implementation of new rates as part of the 2009 Rate Order and the 2010 Rate Order.  The average delivery price in 2010 includes a surcharge of approximately $0.05 per Mcf resulting from the Gas RDM.  The increase in the average delivery price was more than offset by the decrease in gas commodity costs.

For further information regarding the terms of the 2006 Rate Order, 2009 Rate Order and 2010 Rate Order under which Central Hudson operated during the current reporting period, see Note 2 - “Regulatory Matters” under the captions “2006 Rate Order”, “2009 Rate Order” and “2010 Rate Order.”

Cost Adjustment Clauses and RDMs:  For information regarding Central Hudson’s electric and natural gas cost adjustment clauses and RDMs, see Note 1 - “Summary of Significant Accounting Policies” under the caption “Rates, Revenues and Cost Adjustment Clauses.”

Capital Expenditures and Financing

For estimates of future capital expenditures for Central Hudson, see the sub-caption “Anticipated Sources and Uses of Cash” in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Capital Resources and Liquidity.”

Central Hudson’s Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, Preferred Stock or unsecured short-term debt.

Central Hudson has in place certain credit facilities with financial covenants that limit the amount of indebtedness Central Hudson may incur.  Additionally, Central Hudson’s ability to issue debt securities is limited by authority granted by the PSC.  Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the sub-caption “Financing Program” in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Capital Resources and Liquidity.”

Purchased Power and Generation Costs

For the year ended December 31, 2010, the sources and related costs of purchased electricity and electric generation for Central Hudson were as follows (In Thousands):
Sources of Energy	Aggregate Percentage of Energy Requirements	Costs in 2010
Purchased Electricity	98.2%	$245,933
Hydroelectric and Other	1.8%	65
	100.0%

Deferred Electricity Cost		118
Total		$246,116

Research and Development

Central Hudson is engaged in the conduct and support of research and development (“R&D”) activities, which are focused on the improvement of existing energy technologies and the development of new technologies, including renewable energy sources, for the delivery and use of energy.  Central Hudson’s R&D expenditures were $3.1 million in 2010 and $3.9 million in both 2009 and 2008.  These expenditures were for internal research programs and for contributions to research administered by NYSERDA, the Electric Power Research Institute, and other industry organizations.  Recovery of expenditures for R&D is provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service with any differences between R&D expense and the rate allowances deferred for future recovery from or return to customers.

Other Central Hudson Matters

Labor Relations:  Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its approximate 533 unionized employees, representing construction and maintenance employees, customer service representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions).  This agreement became effective on May 1, 2008, and remains effective through April 30, 2011.  It provided for an average annual general wage increase of 4.0% and changes to fringe benefits.

CHEC and Its Subsidiaries and Investments

CHEC, a New York corporation, is a wholly owned subsidiary of CH Energy Group.  Through its subsidiaries and investments, CHEC’s wholly owned subsidiary Griffith is engaged in the business of marketing petroleum products and related services to retail and wholesale customers.  CHEC also provides service and maintenance of energy conservation measures and generation systems for private businesses, institutions, and government entities.  CHEC also participates in cogeneration, wind generation, biomass energy projects, landfill gas projects and alternate fuel and energy production projects in New Jersey, New Hampshire, New York, Wisconsin and Pennsylvania, and a corn-ethanol plant in Nebraska.  For further discussion of certain energy-related projects within other subsidiaries and investments, see Note 5 - “Acquisitions, Divestitures and Investments.”

Griffith

Griffith is an energy services company engaged in fuel distribution, including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment.  During most of 2009, Griffith operated in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, Rhode Island, Connecticut, Massachusetts, New York, New Jersey and Washington, D.C.  On December 11, 2009, Griffith closed on the sale of operations within certain geographic locations, which included approximately 45,000 customers in Rhode Island, Connecticut, Massachusetts, New Jersey, Pennsylvania and New York.  Since being acquired by CHEC in November 2000, Griffith acquired the assets of 45 regional fuel oil, propane, and related services companies.  Of these acquisitions, 20 remain with Griffith following the 2009 divestiture.  The number of Griffith employees at December 31, 2010 was 394.

Other Subsidiaries and Investments

CHEC's other subsidiaries and investments consist of the following:

CHEC Investment	Description
Lyonsdale	100% ownership in a wood-fired biomass electric generating plant
CH-Greentree	100% equity interest in a molecular gate used to remove nitrogen from landfill gas
CH-Auburn	100% equity interest in an electric generating plant that utilizes landfill gas to produce electricity
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects
CH Shirley Wind
100% ownership of CH Shirley Wind, which owns 90% controlling interest in Shirley Wind (Delaware), LLC ("Shirley Delaware"), which owns 100% interest in Shirley Wind, LLC ("Shirley Wind"), a 20 megawatt wind project

Other	Other renewable energy projects and partnerships and an energy sector venture capital fund

During the fourth quarter of 2010, the Board of Directors approved a shift in corporate strategy.  As a result, Management has initiated plans to evaluate the market and potentially divest CHEC's renewable energy investments, subject to approval by the Board.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Executive Summary" for further discussion.

Seasonality

A substantial portion of CHEC’s revenues vary seasonally, as Griffith’s fuel oil deliveries are directly related to use for space heating and are highest during the winter months.

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

ENVIRONMENTAL QUALITY REGULATION

Central Hudson, Griffith, CH−Auburn, Lyonsdale and Shirley Wind are subject to regulation by federal, state, and local authorities with respect to the environmental effects of their operations. Environmental matters may expose Central Hudson, Griffith, CH−Auburn, Lyonsdale and Shirley Wind to potential liability, which, in certain instances, may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred.

Central Hudson, Griffith, CH−Auburn, Lyonsdale and Shirley Wind each monitor their activities in order to determine their impact on the environment and to comply with applicable environmental laws and regulations.

The principal environmental areas relevant to these companies (air, water and industrial and hazardous wastes, other) are described below. Unless otherwise noted, all required permits and certifications have been obtained by the applicable company. Management believes that each company was in material compliance with these permits and certifications during 2010, except as noted in “Note 12 – Commitments and Contingencies” under the caption “Environmental Matters” of this 10-K Annual Report.

Air Quality

The Clean Air Act Amendments of 1990 address attainment and maintenance of national air quality standards, including control of particulate emissions from fossil−fueled electric generating plants and emissions that affect “acid rain” and ozone. The impacted facilities are the Central Hudson South Cairo and Coxsackie, NY electric generating facilities, Lyonsdale’s electric generating plant and CH-Auburn. See Note12 − “Commitments and Contingencies” under the caption “Environmental Matters” regarding the investigation by the EPA into the compliance of a former major Central Hudson generating asset.

CH-Auburn has received a Notice of Violation of its air permit from the NYS DEC.  CH-Auburn is currently working with the NYS DEC to resolve this issue.  While resolving the issue, CH-Auburn will not run one of its three engine generators, but continues to meet its obligations under the Energy Services Agreement with the City of Auburn.

Water Quality

The Clean Water Act established the basic framework for federal and state regulation of water pollution control and requires facilities that discharge waste or storm water into the waters of the United States to obtain permits. Central Hudson, Griffith and Lyonsdale have permits regulating pollutant discharges for relevant locations.

Industrial & Hazardous Substances and Wastes

Central Hudson, Griffith, CH−Auburn, Lyonsdale and Shirley Wind are subject to federal, state and local laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes. Currently, there are no permit or certification requirements for Griffith, CH−Auburn, Lyonsdale and/or Shirley Wind. See Note 12 − “Commitments and Contingencies” under the caption “Environmental Matters” for additional discussion regarding, among other things, Central Hudson’s former MGP facilities and Little Britain Road.

Environmental Expenditures

2010 actual and 2011 estimated expenditures attributable in whole or in substantial part to environmental considerations are detailed in the table below:

Central Hudson	Griffith	CH-Auburn	Lyonsdale
2010 - $16.8 million	2010 - $0.2 million	2010 - not material	2010 - not material
2011 - $2.0 million	2011 - $0.8 million	2011 - not material	2011 - not material

Central Hudson, Griffith, CH-Auburn, Lyonsdale and Shirley Wind are also subject to regulation with respect to other environmental matters, such as noise levels, shadow flicker, protection of vegetation and wildlife, and limitations on land use, and are in compliance with regulations in these areas.

Regarding environmental matters, except as described in Note 12 - “Commitments and Contingencies” under the caption “Environmental Matters,” neither CH Energy Group, Central Hudson, Griffith, CH-Auburn, Lyonsdale nor Shirley Wind are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

AVAILABLE INFORMATION

CH Energy Group and Central Hudson file annual, quarterly, and current reports and other information with the SEC.  CH Energy Group also files proxy statements.  The public may read and copy any of the documents each company files at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  SEC filings are also available to the public from the SEC’s Internet website at www.sec.gov.

CH Energy Group and Central Hudson make available free of charge at www.CHEnergyGroup.com their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  CH Energy Group’s proxy statements, governance guidelines, Code of Business Conduct and Ethics, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are also available at www.CHEnergyGroup.com.  The governance guidelines, the Code of Business Conduct and Ethics, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4839.

EXECUTIVE OFFICERS OF CH ENERGY GROUP

All executive officers of CH Energy Group are elected or appointed annually by its Board of Directors.  There are no family relationship among any of the executive officers of CH Energy Group.  The names of the current executive officers of CH Energy Group, their positions held and business experience during the past five years, and ages (at December 31, 2010) are as follows:

Date Commenced
Executive Officers	Age	Current	and Prior Positions	CH Energy Group	Central Hudson	CHEC
Steven V. Lant	53	Chairman of the Board		Apr 2004	May 2004	May 2004
		Chief Executive Officer		Jul 2003	Jul 2003	Jul 2003
		President		Jul 2003		Jul 2003
		Director		Feb 2002	Dec 1999	Dec 1999

James P. Laurito(1)	54	President			Jan 2010
		Executive Vice President		Nov 2009	Nov 2009
		Director			Nov 2009	Nov 2009

Christopher M. Capone	48	President				Sep 2010
		Executive Vice President		Jan 2007	Jan 2007
		Director			Mar 2005	Mar 2007
		Chief Financial Officer		Sep 2003	Sep 2003	Sep 2003
		Treasurer		Apr 2003	Jun 2001	Apr 2003

John E. Gould(2)	66	Executive Vice President and General Counsel		Oct 2009	Jan 2010	Jan 2010
		Secretary		Mar 2007	Jun 2007	Jun 2007
		Assistant Secretary		Nov 1999	Jan 2000

Denise D. VanBuren	49	Secretary		Dec 2009	Jan 2010	Jan 2010
		Vice President - Corporate Communications		Dec 2009	Jan 2010
		Vice President - Public Affairs and Energy Efficiency		Aug 2007	Aug 2007
		Vice President - Corporate Communications and Community Relations		Nov 2000	Nov 2000

Charles A. Freni, Jr.	51	Senior Vice President - Customer Services			Jan 2005

W. Randolph Groft	49	Executive Vice President				Jan 2003
		Director				Jan 2003

Kimberly J. Wright(3)	43	Vice President - Accounting and Controller		May 2008
		Controller			Oct 2006

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

ITEM 1A - Risk Factors

CENTRAL HUDSON’S RATES LIMIT ITS ABILITY TO RECOVER ITS COSTS FROM ITS CUSTOMERS

Description and Sources of Risk

Central Hudson’s retail rates are regulated by the PSC.  Rates generally may not be changed during their respective terms.  Therefore, rates cannot be modified for higher expenses than those assumed in the current rates, absent circumstances such as an increase in expenses that meet the PSC’s threshold requirements for filing for approval of deferral accounting.  Central Hudson is operating under a three year rate order plan approved by the PSC effective July 1, 2010.  The following could unfavorably impact Central Hudson’s financial results:

•
Higher expenses than reflected in current rates.  Higher expenses could result from, among other things, increases in taxes and assessments, storm restoration expense, labor, health care benefits or other expense components.

•	Penalties imposed by the PSC for the failure to achieve performance metrics established in rate proceedings, or violation of PSC Orders.

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

GRIFFITH’S ABILITY TO ATTRACT NEW CUSTOMERS, RETAIN EXISTING CUSTOMERS, MAINTAIN SALES VOLUMES, AND MAINTAIN MARGINS MAY ADVERSELY IMPACT EARNINGS

Description and Sources of Risk

Lower sales can occur for various reasons, including the following:

•	Changes in customers’ usage patterns driven by customer responses to product prices.

•	Economic conditions.

•	Energy efficiency programs, and/or

•	The loss of major customers, the loss of a large number of residential customers, or the addition of fewer new customers than expected.

Significant volatility in wholesale oil prices could negatively impact margins and/or cause current and/or prospective full service customers to reduce their usage and/or purchase fuel from discount distributors.

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

These events could materially reduce Griffith’s contribution to CH Energy Group’s profitability and cash flow.

STORMS AND OTHER EVENTS BEYOND CENTRAL HUDSON’S AND GRIFFITH’S CONTROL MAY INTERFERE WITH THEIR OPERATIONS

Description and Sources of Risk

In order to conduct their businesses, (1) Central Hudson must have access to natural gas and electric supplies and be able to utilize its electric and natural gas infrastructure, and (2) Griffith needs access to petroleum supplies from storage facilities in its service territories.  Central Hudson has designed its electric and natural gas systems to serve customers under various contingencies in accordance with good utility practice.

However, any one or more of the following could impact either or both of the companies’ ability to access supplies and/or utilize critical facilities:

•	Storms, natural disasters, wars, terrorist acts, failure of critical equipment and other catastrophic events occurring both within and outside Central Hudson’s and Griffith’s service territories.

•	Unfavorable developments in the world oil markets could impact Griffith.

•	Third-party facility owner or supplier financial distress.

•	Unfavorable governmental actions or judicial orders.

•	Bulk power system and gas transmission pipeline system capacity constraints could impact Central Hudson.

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

Potential Impacts

To the extent not covered by insurance or recovered through rates, remediation costs, court decisions and settlements resulting from any litigation could reduce earnings and cash flows.

Additional Information

See Note 12 - “Commitments and Contingencies” and in particular the sub-captions in Note 12 regarding “Asbestos Litigation” and “Former Manufactured Gas Plant Facilities” under the caption “Environmental Matters.”

ITEM 1B - Unresolved Staff Comments

None.

ITEM 2 - Properties

CH Energy Group has no significant properties other than those of Central Hudson and CHEC.

CENTRAL HUDSON

Electric

Central Hudson owns hydroelectric and gas turbine generating facilities as described below.

Type of Electric Generating Plant	Year Placed in Service/Refurbished	MW(1) Net Capability
Hydroelectric (3 stations)	1920-1986	23.6
Gas turbine (2 stations)	1969-1970	47.8
Total		71.4

(1)	Reflects maximum one-hour net capability (winter rating as of December 31, 2010) of Central Hudson’s electric generating plants and therefore does not include firm purchases or sales.

Central Hudson owns substations having an aggregate transformer capacity of 5.0 million kilovolt amperes.  Central Hudson’s electric transmission system consists of 629 pole miles of line.  The electric distribution system consists of over 8,200 pole miles of overhead lines and over 1,400 trench miles of underground lines, as well as customer service lines and meters.

Electric Load and Capacity

Central Hudson’s maximum one-hour demand for electricity within its own territory for the year ended December 31, 2010, occurred on July 6, 2010, and amounted to 1,229 MW.  In prior summer periods peak electric demand has reached 1,295 MW which occurred on August 2, 2006.  Central Hudson’s maximum one-hour demand for electricity within its own territory for that part of the 2010-2011 winter capability period through January 18, 2011, occurred on December 14, 2010, and amounted to 891 MW.

Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers.  For more information, see Note 12 - “Commitments and Contingencies.”

Natural Gas

Central Hudson’s natural gas system consists of 164 miles of transmission pipelines and 1,176 miles of distribution pipelines, as well as customer service lines and meters.  For the year ended December 31, 2010, the total amount of natural gas purchased by Central Hudson from all sources was 11,793,624 Mcf.  Central Hudson owns two propane-air mixing facilities for emergency and peak-shaving purposes, one located in Poughkeepsie, New York, and the other in Newburgh, New York.  These facilities, in aggregate, are capable of supplying 8,000 Mcf per day with propane storage capability adequate to provide maximum facility output for up to six consecutive days.

The peak daily demand for natural gas of Central Hudson’s customers for the year ended December 31, 2010, and for that part of the 2010-2011 heating season through January 30, 2011, occurred on January 23, 2011, and amounted to 114,599 Mcf.  In prior years, winter period daily peak demand has reached 125,496 Mcf which occurred on January 27, 2005.  Central Hudson’s firm peak day natural gas capability in the 2010-2011 heating season was 142,992 Mcf, which excludes approximately 5,000 Mcf of transport customer deliveries.

Other Central Hudson Matters

Central Hudson owns its corporate headquarters, which is located in Poughkeepsie, New York.  Central Hudson’s electric generating plants and important property units are generally held by it in fee simple, except for certain ROW and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights.  Certain of the Central Hudson properties are subject to ROW and easements that do not interfere with Central Hudson’s operations.  In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed and the remaining interest is owned by various telecommunications companies.  In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contracts.

During the three-year period ended December 31, 2010, Central Hudson made gross property additions of $243.5 million and property retirements and adjustments of $38.7 million, resulting in a net increase (including construction work in progress) in gross utility plant of $204.8 million, or 16%.

CHEC

As of December 31, 2010, CHEC owned a 100% interest in Griffith, CH-Auburn, CH-Greentree, CH Shirley, CH-Lyonsdale and Lyonsdale.  As of December 31, 2010, Griffith owned or leased several office, warehouse, and bulk petroleum storage facilities.  These facilities are located in Delaware, Maryland, Virginia, and West Virginia.  The bulk petroleum storage facilities have capacities from 60,000 gallons up to 760,000 gallons.  Griffith leases its corporate headquarters, which is located in Columbia, Maryland.  CH-Auburn owns a 3-megawatt, landfill gas fired, electric generating plant in Auburn, New York, on land leased from the City of Auburn, which began operations in 2010.  CH-Greentree owns and operates a molecular gate installed in 2009 on leased land at the Greentree Landfill in Pennsylvania.  CH Shirley indirectly owns a 90% interest in Shirley Wind, LLC, which leases sites in Glenmore, Wisconsin for the location of its eight 2.5-megawatt wind turbines that were constructed in 2010.  Lyonsdale owns a 19-megawatt, wood fired, biomass electric generating plant, which began operations in 1992.  The plant is located in Lyonsdale, New York.

ITEM 3 - Legal Proceedings

For information about developments regarding certain legal proceedings, see Note 12 - “Commitments and Contingencies” of this 10-K Annual Report.

PART II

ITEM 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

For information regarding the market for CH Energy Group’s Common Stock and related stockholder matters, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report under the caption “Capital Resources and Liquidity - Financing Program” and Note 8 - “Capitalization - Common and Preferred Stock.”

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

		Indexed Returns
	Base Period	Years Ending
	Dec	Dec	Dec	Dec	Dec	Dec
Company / Index	2005	2006	2007	2008	2009	2010
CH Energy Group, Inc.	$100	$120.20	$106.10	$129.58	$112.31	$135.92
S&P 500 Index	$100	$115.79	$122.16	$76.96	$97.33	$111.99
EEI Index	$100	$120.76	$140.75	$104.29	$115.46	$123.58

COMMON STOCK DIVIDENDS AND PRICE RANGES

CH Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective Common Stock in each year commencing in 1903, and the Common Stock has been listed on the New York Stock Exchange since 1945.  The closing price as of December 31, 2010 and 2009 was $48.89 and $42.52, respectively.  The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

	2010			2009
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$43.57	$38.25	$0.54	$52.66	$37.68	$0.54
2nd Quarter	43.47	37.75	0.54	48.16	40.60	0.54
3rd Quarter	44.77	38.60	0.54	51.32	43.67	0.54
4th Quarter	50.33	43.72	0.54	45.57	39.54	0.54

In 2010, CH Energy Group maintained its quarterly dividend rate at $0.54 per share.  CH Energy Group’s strategy targets stable and predictable earnings, with growth trend expectations of 5% or more per year off a base of $2.76 in 2009.  If this trend of earnings per share growth is achieved and sustainable, it should facilitate increases in CH Energy Group’s annual dividend rate, subject to maintaining a target payout ratio in the range of 65% to 70%.  In making future dividend decisions, CH Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of December 31, 2010, Central Hudson would be able to pay a maximum of $38.5 million in dividends to CH Energy Group without violating the restrictions by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  During the year ended December 31, 2010, Central Hudson declared and paid dividends of $31.0 million to CH Energy Group.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

The number of registered holders of Common Stock of CH Energy Group as of December 31, 2010 was 14,472.

All of the outstanding Common Stock of Central Hudson and all of the outstanding Common Stock of CHEC are held by CH Energy Group.

Beginning in the fourth quarter of 2010, CH Energy Group, using excess liquidity, began a stock repurchase program.  For more information regarding CH Energy Group’s stock repurchase program, see the “Anticipated Sources and Uses of Cash” section of Item 7 -  Management Discussion and Analysis.

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended December 31, 2010:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
October 1-31, 2010	1,042	$44.49	-	2,000,000
November 1-30, 2010	-	$-	-	2,000,000
December 1-31, 2010	36,451	$49.38	29,562	1,970,438
Total	37,493	$49.24	29,562	1,970,438

(1)
Includes the repurchase of shares through the Company's authorized stock repurchase program as well as shares surrendered to CH Energy Group in satisfaction of tax withholdings on the vesting of restricted shares, stock options and a special grant of shares in December 2010.

(2)
Closing price of a share of CH Energy Group's common stock on the date the stock was surrendered to CH Energy Group (in the case of shares surrendered in satisfaction of tax withholdings) and the actual price paid (in the case of market purchases).

(3)
On July 31, 2007, the Board of Directors authorized the repurchase of up to 2,000,000 shares or approximately 13% of CH Energy Group's outstanding common stock on that date, from time to time, over the five year period ending July 31, 2012.

ITEM 6 - Selected Financial Data of CH Energy Group and Its Subsidiaries

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA(1)
(CH ENERGY GROUP)
(In Thousands, except per share data)

	2010	2009	2008	2007	2006
Operating Revenues
Electric - Delivery	$312,323	$270,285	$236,333	$228,270	$205,287
Electric - Supply	250,816	265,885	371,828	388,569	298,621
Natural Gas - Delivery	81,606	66,916	59,897	55,326	49,629
Natural Gas - Supply	75,189	107,221	129,649	110,123	105,643
Competitive business subsidiaries	252,371	221,282	341,494	296,479	276,458
Total	972,305	931,589	1,139,201	1,078,767	935,638

Operating Income	97,905	80,399	70,952	75,659	76,552

Income from continuing operations	39,202	34,427	32,609	42,004	42,816
Income from discontinued operations, net of tax	-	9,851	3,545	1,481	268
Dividends declared on Preferred Stock of subsidiary	970	970	970	970	970
Net Income attributable to CH Energy Group	38,504	43,484	35,081	42,636	43,084
Dividends Declared on Common Stock	34,161	34,119	34,086	34,052	34,046
Change in Retained Earnings	4,343	9,365	995	8,584	9,038
Retained Earnings - beginning of year	225,999	216,634	215,639	207,055	198,017
Retained Earnings - end of year	$230,342	$225,999	$216,634	$215,639	$207,055

Common Share Data:
Average shares outstanding - basic	15,785	15,775	15,768	15,762	15,762
Income from continuing operations - basic	$2.44	$2.13	$2.00	$2.61	$2.71
Income from discontinued operations - basic	$-	$0.63	$0.22	$0.09	$0.02
Net Income attributable to CH Energy Group - basic	$2.44	$2.76	$2.22	$2.70	$2.73
Average shares outstanding - diluted	15,952	15,881	15,805	15,779	15,779
Income from continuing operations - diluted	$2.41	$2.12	$2.00	$2.61	$2.71
Income from discontinued operations - diluted	$-	$0.62	$0.22	$0.09	$0.02
Net Income attributable to CH Energy Group - diluted	$2.41	$2.74	$2.22	$2.70	$2.73
Dividends declared per share	$2.16	$2.16	$2.16	$2.16	$2.16
Book value per share (at year-end)	$34.03	$33.76	$33.17	$33.19	$32.54

Total Assets (at year-end)	$1,729,275	$1,697,883	$1,730,183	$1,494,748	$1,460,532
Long-term Debt (at year-end)(2)	$502,959	$463,897	$413,894	$403,892	$337,889
Cumulative Preferred Stock (at year-end)	$21,027	$21,027	$21,027	$21,027	$21,027
Total CH Energy Group Common Shareholders' Equity (at year-end)	$537,632	$533,502	$523,534	$523,148	$512,862

(1)	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report.
(2)	Net of current maturities of long-term debt.

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

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA(1)
(CENTRAL HUDSON)
(In Thousands)

	2010	2009	2008	2007	2006
Operating Revenues
Electric - Delivery	$317,023	$275,167	$242,334	$233,033	$208,284
Electric - Supply	246,116	261,003	365,827	383,806	295,624
Natural Gas - Delivery	81,606	66,916	59,897	55,326	49,629
Natural Gas - Supply	75,189	107,221	129,649	110,123	105,643
Total	719,934	710,307	797,707	782,288	659,180

Operating Income	95,310	76,338	67,344	71,406	70,956

Net Income	46,118	32,776	27,238	33,436	34,871

Dividends Declared on Cumulative Preferred Stock	970	970	970	970	970

Income Available for Common Stock	45,148	31,806	26,268	32,466	33,901
Dividends Declared to Parent - CH Energy Group	31,000	-	-	8,500	8,500
Change in Retained Earnings	14,148	31,806	26,268	23,966	25,401
Retained Earnings - beginning of year	150,750	118,944	92,676	68,710	43,309
Retained Earnings - end of year	$164,898	$150,750	$118,944	$92,676	$68,710

Total Assets (at year-end)	$1,539,074	$1,485,600	$1,492,196	$1,252,694	$1,215,823
Long-term Debt (at year-end)(2)	$453,900	$413,897	$413,894	$403,892	$337,889
Cumulative Preferred Stock (at year-end)	$21,027	$21,027	$21,027	$21,027	$21,027
Total Equity (at year-end)	$444,228	$430,080	$373,274	$347,006	$323,040

(1)	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report.
(2)	Net of current maturities of long-term debt.

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations are intended to help the reader understand CH Energy Group and Central Hudson.

Please note that the Executive Summary (below) is provided as a supplement to, and should be read together with, the remainder of this Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, including the Notes thereto, and the other information included in this 10-K Annual Report.

EXECUTIVE SUMMARY

Business Overview

CH Energy Group is a holding company with four business units:

Business Segments:
(1)	Central Hudson’s regulated electric utility business;
(2)	Central Hudson’s regulated natural gas utility business;
(3)	Griffith’s fuel distribution business;

Other Businesses and Investments:
(4)	CHEC’s renewable energy investments and the holding company’s activities, which consist primarily of financing its subsidiaries.

CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and through share price appreciation that is expected to result from earnings growth over the long term.  In 2010, Management completed an update to its strategic plan.  The updated plan reflects a shift in our strategy that we believe will achieve greater shareholder value with less risk.  CH Energy Group has determined that its greatest strengths are in the operation and growth of its energy distribution businesses, and henceforth it will focus its time and resources on Central Hudson and Griffith.  Business development efforts in renewable energy have been discontinued and CH Energy Group is evaluating options to divest existing renewable energy investments in a manner that maximizes shareholder value.  This shift in corporate strategy is further described below.

CH Energy Group’s mission is to provide electricity, natural gas, petroleum and related services to an expanding customer base in a safe, reliable, courteous and affordable manner; to produce growing financial returns for shareholders; to foster a culture that encourages employees to reach their full potential; and to be a good corporate citizen.

CH Energy Group’s strategy is to provide an attractive risk adjusted return to its shareholders by investing primarily in Central Hudson’s utility transmission and distribution systems while maintaining a strong focus on risk management, including limiting commodity risk, effectively managing regulatory affairs, and maintaining a strong financial profile.  CH Energy Group also intends to increase earnings by expanding Griffith’s service offerings and customer base while maintaining strong cost controls.  CH Energy Group’s strategy targets stable and predictable earnings, with growth trend expectations of 5% or more per year off a base of $2.76 in 2009.  If this trend of earnings per share growth is achieved and sustainable, it should facilitate increases in CH Energy Group’s annual dividend rate, subject to maintaining a target payout ratio in the range of 65% to 70%.

CH Energy Group Assets at December 31, 2010, by Business Unit

Contributions by respective business units to operating revenues and net income for the years ended December 31, 2010 and 2009 are located in the Results of Operations section of this Management Discussion and Analysis.

Central Hudson

Central Hudson’s earnings are derived primarily from the revenue it generates from delivering energy to approximately 300,000 electric customers and 75,000 natural gas customers.  The delivery rates Central Hudson charges its customers are set by the PSC and are designed to recover the cost of providing safe and reliable service to Central Hudson’s customers while providing the opportunity to earn a fair and reasonable return on the capital invested by shareholders.

Central Hudson’s strategy is to provide exceptional value to its customers by:
-	practicing continuous improvement in everything we do;
-	investing in transmission and infrastructure to enhance reliability, improve customer satisfaction and reduce risk;
-	moderating cost pressures that increase customer bill levels and variability; and
-	advocating on behalf of customers and other stakeholders.

Central Hudson has strong competencies in safe and efficient utility operations, financial management, risk management and regulatory affairs which will facilitate the achievement of its strategy.  In 2010, Central Hudson expanded its current cost management and innovation programs by launching a company-wide initiative utilizing Lean Six Sigma techniques, which is a data driven approach to improving business processes, reducing cost, and improving service quality.

During the second half of 2009 and throughout 2010, Central Hudson continued to demonstrate improved financial results under rate orders that better align revenue recovery with operating costs and capital expenditure levels.  The current three-year rate plan, which commenced on July 1, 2010, is expected to reduce uncertainty and risk and support investment in Central Hudson’s infrastructure to improve the quality of service to customers.  Management believes this rate plan demonstrates a constructive relationship with New York State regulators and the willingness of regulators to enable Central Hudson to earn stable, predictable returns while providing reliable, high quality service and fulfilling state energy policy objectives.

Earnings growth is primarily expected to come from increases in utility plant reflected in rate base and also in part from effective cost management.  Central Hudson invests significant capital on an annual basis to attach new customers to our system and to replace aging infrastructure and to maintain and improve service quality and reliability.  Over the long term, increased investment levels to expand Central Hudson's natural gas and electric transmission are also possible.

The key risks Management sees in achieving this strategy are the regulatory environment, cost management and the economy in Central Hudson’s service territory.

Central Hudson’s ability to meet its financial objectives is largely dependent on the consistency of the PSC ratemaking practices.  Risks related to these practices include reduced allowed returns on equity and/or reduced probabilities of achieving allowed returns, an inability to recover the costs of doing business, declining support for strong capital structures and credit ratings, changes in deferral accounting that increase volatility of earnings and/or defer cash recovery of our costs, elimination of RDMs and changes in the mechanisms currently in place for recovery of our commodity purchases.  Additionally, lower interest rates could lead to a decrease in the authorized ROE in a future rate proceeding.  Management believes Central Hudson’s commitments to providing safe and reliable service, customer satisfaction, operational excellence and promoting positive customer and regulatory relations are important for supportive regulatory relationships and obtaining full cost recovery and competitive returns for shareholders.

Another risk is the ability to effectively manage costs, which is a key component of Central Hudson’s strategy.  The continued roll out of the Lean Six Sigma initiative which began in 2010 will play a critical role managing the costs of doing business in a sustainable manner as well as continuous improvement in the services provided to customers.

The third risk – the economy in Central Hudson’s service territory affects the ability to collect receivables and the growth of utility rate base and earnings through a direct relationship to customer additions and peak demand growth.  Management believes the economy in Central Hudson’s service territory has good long-term growth prospects, but unexpected prolonged downturns could inhibit its ability to meet long term business objectives.

Additional information regarding the 2010 Rate Order is discussed within the “Regulatory Matters – PSC Proceedings” section.

Griffith

Griffith provides fuel distribution products and services to approximately 57,000 customers in Delaware, Washington, D.C., Maryland, Pennsylvania, Virginia and West Virginia.  Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning (“HVAC”) equipment.  For a breakdown of Griffith’s gross profit by product and service line for the years ended December 31, 2010 and 2009, see the chart in the Results of Operations under the caption – “Griffith.”

Griffith’s strategy is to provide premium service to customers and to increase its profitability by:
-	practicing continuous improvement in everything we do;
-	growing through selective tuck-in acquisitions; and
-	expanding its service offerings.

Griffith has a strong regional brand that Management believes stands for quality, reliability, and value.  Griffith intends to continue its marketing efforts and focus on customer satisfaction, which Management believes will result in minimal customer attrition.  With reduced commodity-related volatility of earnings and cash flows following the 2009 divestiture of non-core divisions in the Northeast region, Management has focused its attention on improving the profitability of operations and providing service in the Mid-Atlantic region.  This region has a relatively strong and stable economy with a population of current and prospective customers that value quality service at a fair price.  In recent years, Management has successfully implemented effective cost management efforts, which have offset inflationary cost pressures.

In 2010, Management resumed seeking selective “tuck-in” acquisitions, which are expected to be funded from internally generated cash.  This growth strategy focuses on acquiring and retaining customers in geographic areas that overlap Griffith’s existing operations.  Griffith acquired one fuel distribution and service company in 2010 and acquired two additional companies subsequent to year-end.  Management expects to generate additional earnings and cash flow as a result of the expansion of its HVAC business.  These growth strategies are not expected to result in the growth of CH Energy Group’s total invested capital in Griffith.

Management sees two key risks associated with this strategy.  The primary factor that could prevent Griffith from achieving earnings growth is a sustained, significant increase in wholesale oil prices, which could reduce residential sales volumes, put downward pressure on margins and increase bad debt expense.  While Management believes that margin expansion would still be possible in this environment as competitors would be forced to increase their prices to cover their costs, Management expects that this result would lag the increase in commodity prices.  Secondarily, weakness in the economy of the Mid-Atlantic region could limit Griffith’s ability to expand margins since customers’ willingness and ability to pay are typically tied to income levels and unemployment rates.  Management believes that the economy in Griffith’s service territory is relatively strong and stable with a large pool of current and prospective customers that value quality service at a fair price, and is thereby supportive of Griffith’s strategy.

Other Businesses and Investments

As noted earlier, CH Energy Group has decided to discontinue investing in the renewable energy industry through CHEC for the following reasons:
-	Management believes that CH Energy Group lacks competitive advantage and sufficiently strong internal core competencies in this market;
-
Management’s experience in this market indicates that it is difficult to earn an appropriate rate of return without employing higher debt leverage than is consistent with CH Energy Group’s credit quality objectives; and

-
The earnings profile of renewable energy projects does not support CH Energy Group’s current strategy and near term financial objective to increase the dividend because the returns typically start low and increases over time.

CH Energy Group has evaluated CHEC’s current renewable energy investments and has initiated plans to actively market some of these investments, specifically Lyonsdale and Shirley Wind.  Management will continue to evaluate the market for the remaining investments in 2011.  With regard to biomass investments, Management does not believe such assets possess earnings and cash flow characteristics that are consistent with the updated strategy and is seeking to sell the assets in the near term.  With regard to CHEC’s investment in wind and landfill gas energy, Management feels that these investments reflect acceptable earnings and cash flow characteristics, however Management has determined it will no longer seek to build a business in these areas as they are no longer aligned with the Company’s strategy.  Management believes greater shareholder value can be created by opportunistically divesting these assets.  However, if attractive terms of sale are not available in the near-term, holding existing investments in wind and landfill gas is not expected to require significant management oversight or further capital investment.  Proceeds from the sale of any of these investments are expected to be used primarily for the repurchase of common stock and repayment of debt associated with these assets.

For further discussions relating to the impact of the change in strategy on the Company’s renewable energy investments, see Critical Accounting Policies under the caption “Accounting for Long-lived Assets”, Note 5 – “Acquisitions, Divestitures and Other Investments” and Note 15 – “Other Fair Value Measurements” of this 10-K Annual Report.

EARNINGS PER SHARE AND OVERVIEW OF YEAR-TO-DATE RESULTS

The following discussion and analyses include explanations of significant changes in revenues and expenses between the year ended December 31, 2010, and 2009, and the year ended December 31, 2009, and 2008 for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

The discussions and tables below present the change in earnings of CH Energy Group’s business units in terms of earnings for each share of CH Energy Group’s Common Stock.  Management believes that expressing the results in terms of the impact on shares of CH Energy Group is useful to investors because it shows the relative contribution of the various business units to CH Energy Group’s earnings.  This information is considered a non-GAAP financial measure and not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  Additionally, Management believes that the disclosure of Significant Events within each business unit provides investors with the context around the Company's results that is important in enabling them to ascertain the likelihood that past performance is indicative of future performance.  A reconciliation of each business unit’s earnings per share to CH Energy Group’s earnings per share, determined on a consolidated basis, is included in the table below.

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

	2010	2009	2008
Average shares outstanding:
Basic	15,785	15,775	15,768
Diluted	15,952	15,881	15,805

Earnings per share from continuing operations:
Basic	$2.44	$2.13	$2.00
Diluted	$2.41	$2.12	$2.00

Earnings per share from discontinued operations:
Basic	$-	$0.63	$0.22
Diluted	$-	$0.62	$0.22

Earnings per share:
Basic	$2.44	$2.76	$2.22
Diluted	$2.41	$2.74	$2.22

Return earned on average common equity	7.4%	8.6%	6.6%

2010 AS COMPARED TO 2009

CH Energy Group Consolidated

Earnings per Share (Basic)

	Year Ended December 31,
	2010	2009	Change
Central Hudson - Electric	$2.10	$1.60	$0.50
Central Hudson - Natural Gas	0.76	0.42	0.34
Griffith	0.11	0.76	(0.65)
Other Businesses and Investments	(0.53)	(0.02)	(0.51)
Total CH Energy Group Consolidated Earnings, as reported	$2.44	$2.76	$(0.32)

Significant Events:
Central Hudson	$0.14	$0.26	$(0.12)
Griffith	-	0.63	(0.63)
Other Businesses and Investments	(0.41)	(0.06)	(0.35)
Total CH Energy Group Consolidated Earnings (non-GAAP)	$2.71	$1.93	$0.78

Earnings for CH Energy Group totaled $2.44 per share in 2010, a decrease of $0.32 per share from the same period in 2009.  The decrease in year-over-year earnings per share were driven primarily by the $0.34 2009 gain and $0.23 of discontinued operations from the Griffith divestiture and the 2010 impairments in two renewable energy investments, partially reduced by increased delivery rates at Central Hudson.

Details by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Year Ended December 31,
	2010	2009	Change
Central Hudson - Electric	$2.10	$1.60	$0.50
Central Hudson - Natural Gas	0.76	0.42	0.34
Total Central Hudson Earnings	$2.86	$2.02	$0.84

Significant Events:
Uncollectible deferral	$0.14	$0.13	$0.01
Weather impact on sales	-	0.13	(0.13)
	$2.72	$1.76	$0.96

			Change
Delivery revenue			$1.22
Lower uncollectible reserves			0.15
Higher trimming costs			(0.06)
Higher storm restoration expense(1)			(0.13)
Higher depreciation			(0.11)
Higher property and other taxes			(0.17)
Other			0.06
			$0.96

(1)	Excludes incremental costs incurred associated with the severe storms that occurred in late February 2010, which have been deferred for future recovery from customers.

Earnings from Central Hudson's electric and natural gas operations increased in the year ended December 31, 2010 compared to 2009 primarily due to the increases in electric and natural gas delivery rates, including the RDM, which became effective July 1, 2009 and 2010.  These increases provided revenues that better align with Central Hudson's costs of providing safe and reliable service to customers and provide an opportunity to earn an appropriate return for shareholders.  Higher operating expenses partially offset the favorable impacts of delivery rate increases.  The net increase in year-over-year results includes the impact of lower earnings during the first six months of 2009 resulting from the sales shortfall under the expiring 2006 Rate Order.

Griffith

Earnings per Share (Basic)

	Year Ended December 31,
	2010	2009	Change
Griffith - Fuel Distribution Earnings	$0.11	$0.76	$(0.65)

Significant Events:
Discontinued operations	$-	$0.23	$(0.23)
Gain on sale of Northeast operations(1)	-	0.40	(0.40)
	$0.11	$0.13	$(0.02)

			Change
Margin on petroleum sales and services			$0.01
Weather impact on sales (including hedging)			(0.04)
Weather-normalized sales (including conservation)			(0.05)
Lower operating expenses			0.06
Lower uncollectible accounts			0.04
Other			(0.04)
			$(0.02)

(1)	See additional taxes owed by the holding company within Other Businesses & Investments.

Griffith’s earnings decreased for the year ended December 31, 2010 compared to the same period in 2009.  This decrease was primarily attributable to the sale of operations in certain geographic locations at the end of 2009.  The gain recorded as a result of the sale and the decreased customer base resulted in a decrease in 2010 earnings as compared to 2009.  Unfavorable impacts of weather and continued customer conservation also contributed to the decreased earnings, but were offset by lower operating expenses resulting from cost reductions implemented by Management to align its cost structure to its smaller size following the partial divestiture.  Lower uncollectible accounts also favorably impacted 2010's results.

Other Businesses and Investments

Earnings per Share (Basic)

	Year Ended December 31,
	2010	2009	Change
Other Businesses & Investments Earnings	$(0.53)	$(0.02)	$(0.51)

Significant Events:
Ethanol investment impairment	$(0.44)	$-	$(0.44)
Biomass investment impairment	(0.08)	-	(0.08)
Lower income taxes	0.11	-	0.11
Holding company's income taxes on Griffith sale	-	(0.06)	0.06
	$(0.12)	$0.04	$(0.16)

			Change
Renewable Energy Investments			$(0.11)
Holding company interest expense			(0.05)
			$(0.16)

The earnings activity of CH Energy Group (the holding company) and CHEC’s partnerships and other investments decreased in the year ended December 31, 2010 compared to the same period in 2009 primarily due to 2010 impairment charges for CHEC's ethanol and biomass investments.  The expiration of production tax credits related to CHEC’s biomass investment on December 31, 2009 and a repair to the plant's steam turbine also negatively impacted earnings.  CHEC's earnings from its ethanol investment were also lower in 2010 due to lower crush margins and lower prices for one of the byproducts of the production process.  These decreases were partially reduced by a favorable change to the effective tax rate of the consolidated entity resulting in overall lower tax expense.  The additional taxes in 2009 related to Griffith's partial divestiture.

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

Detail by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Year Ended December 31,
	2009	2008	Change
Central Hudson - Electric	$1.60	$1.33	$0.27
Central Hudson - Natural Gas	0.42	0.34	0.08
Total Central Hudson Earnings	$2.02	$1.67	$0.35

Earnings from Central Hudson's electric and natural gas operations increased $0.35 per share in 2009 compared to 2008.  Central Hudson's contribution to earnings per share was $2.02 per share, an increase of $0.35 per share over the $1.67 per share posted in 2008.  The improvement is due primarily to improved cost recovery though delivery rates, though higher uncollectible accounts, depreciation, property taxes and other expenses offset much of the increased revenue.  The absence of major storms and the resulting expense of restoring service to electric customers contributed $0.09 per share to year-over-year performance.

A summary of the year-over-year variances includes the following:

Change
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
$0.35

Griffith

Earnings per Share (Basic)

	Year Ended December 31,
	2009	2008	Change
Griffith - Fuel Distribution Earnings	$0.76	$0.26	$0.50

Griffith’s earnings increased $0.50 per share in 2009 compared to 2008.  Griffith contributed $0.76 to earnings per share in 2009 as compared to $0.26 per share in 2008.  This increase was primarily attributable to the sale of operations in certain geographic locations.  Customer conservation continued to have a negative impact on sales, but was offset by the favorable impacts of weather and continued operational cost reductions implemented by Management.

A summary of the year-over-year variances includes the following:

Change
Gain on the sale of Northeast operations(1)	$0.40
Discontinued operations	(0.04)
Margin on petroleum sales and services	0.02
Weather normalized sales (including conservation)	(0.21)
Weather impact on sales (including hedging)	0.11
Operating expenses	0.11
Lower uncollectible accounts	0.04
Other	0.07
$0.50

(1) See additional taxes owed by the holding company within Other Businesses & Investments

Other Businesses and Investments

Earnings per Share (Basic)

	Year Ended December 31,
	2009	2008	Change
Other Businesses & Investments Earnings	$(0.02)	$0.29	$(0.31)

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

A summary of the year-over-year variances includes the following:

Change
Holding company's income taxes on Griffith sale	$(0.06)
Buckeye investment	(0.05)
Lyonsdale investment	(0.03)
Holding company interest expense	(0.07)
Higher other taxes	(0.02)
Higher costs associated with pursuing future investments	(0.03)
Other operating assets and investments	(0.03)
Other	(0.02)
$(0.31)

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues (net of divestitures) and net income for the year ended December 31, 2010 and 2009 are illustrated below  (Dollars in Thousands):

	Year Ended December 31, 2010				Year Ended December 31, 2009
Business Unit	Operating Revenues		Net Income (loss)		Operating Revenues		Net Income (loss)
Electric(1)	$563,139	58%	$33,125	86%	$536,170	57%	$25,217	58%
Gas(1)	156,795	16%	12,023	31%	174,137	19%	6,589	15%
Total Central Hudson	719,934	74%	45,148	117%	710,307	76%	31,806	73%
Griffith(1) (2)	240,174	25%	1,774	5%	211,229	23%	11,975	28%
Other Businesses and Investments	12,197	1%	(8,418)	(22)%	10,053	1%	(297)	(1)%
Total CH Energy Group	$972,305	100%	$38,504	100%	$931,589	100%	$43,484	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 2010: 26% cost recovery revenues + 32% other revenues = 58%
Electric 2009: 28% cost recovery revenues + 29% other revenues = 57%
Natural gas 2010: 8% cost recovery revenues + 8% other revenues = 16%
Natural gas 2009: 12% cost recovery revenues + 7% other revenues = 19%
Griffith 2010: 19% commodity costs + 6% other revenues = 25%
Griffith 2009: 21% commodity costs + 2% other revenues = 23%

(2)	Griffith net income for the year ended December 31, 2009 includes income from discontinued operations of $9,851.

Central Hudson

The following discussions and analyses include explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the years ended December 31, 2010 and 2009, and December 31, 2009 and 2008 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Year Ended December 31,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$719,934	$710,307	$9,627	1.4%

Operating Expenses:
Purchased electricity, fuel and natural gas	321,305	368,224	(46,919)	(12.7	) %
Depreciation and amortization	33,815	32,094	1,721	5.4%
Other operating expenses	269,504	233,651	35,853	15.3%
Total Operating Expenses	624,624	633,969	(9,345)	(1.5	) %
Operating Income	95,310	76,338	18,972	24.9%
Other Income, net	3,282	2,465	817	33.1%
Interest Charges	25,848	24,885	963	3.9%
Income before income taxes	72,744	53,918	18,826	34.9%
Income Taxes	26,626	21,142	5,484	25.9%
Net income	$46,118	$32,776	$13,342	40.7%

	Year Ended December 31,		Increase/(Decrease) in
	2009	2008	Amount	Percent
Operating Revenues	$710,307	$797,707	$(87,400)	(11.0	) %

Operating Expenses:
Purchased electricity, fuel and natural gas	368,224	495,476	(127,252)	(25.7	) %
Depreciation and amortization	32,094	29,812	2,282	7.7%
Other operating expenses	233,651	205,075	28,576	13.9%
Total Operating Expenses	633,969	730,363	(96,394)	(13.2	) %
Operating Income	76,338	67,344	8,994	13.4%
Other Income, net	2,465	4,593	(2,128)	(46.3	) %
Interest Charges	24,885	25,426	(541)	(2.1	) %
Income before income taxes	53,918	46,511	7,407	15.9%
Income Taxes	21,142	19,273	1,869	9.7%
Net income	$32,776	$27,238	$5,538	20.3%

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in 2010, compared to 2009, and in 2009, compared to 2008.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Effective July 1, 2009 and continuing in the 2010 Rate Order, Central Hudson’s delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes no longer have a significant impact on Central Hudson’s earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended					Year Ended
	December 31,		Variation in			December 31,		Variation in
	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Residential	2,098	2,023	75	4%		2,058	2,076	(18)	(1	) %
Commercial	1,968	1,945	23	1%		1,945	1,970	(25)	(1	) %
Industrial and other	1,149	1,206	(57)	(5	) %	1,150	1,208	(58)	(5	) %
Total Deliveries	5,215	5,174	41	1%		5,153	5,254	(101)	(2	) %

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended					Year Ended
	December 31,		Variation in			December 31,		Variation in
	2009	2008	Amount	Percent		2009	2008	Amount	Percent
Residential	2,023	2,084	(61)	(3	) %	2,076	2,108	(32)	(2	) %
Commercial	1,945	2,025	(80)	(4	) %	1,970	2,036	(66)	(3	) %
Industrial and other	1,206	1,346	(140)	(10	) %	1,208	1,347	(139)	(10	) %
Total Deliveries	5,174	5,455	(281)	(5	) %	5,254	5,491	(237)	(4	) %

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended					Year Ended
	December 31,		Variation in			December 31,		Variation in
	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Residential	4,828	5,125	(297)	(6	) %	5,087	5,024	63	1%
Commercial	5,899	6,284	(385)	(6	) %	6,136	6,151	(15)	-%
Industrial and other(2)	8,645	4,652	3,993	86%		2,264	2,043	221	11%
Total Deliveries	19,372	16,061	3,311	21%		13,487	13,218	269	2%

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended					Year Ended
	December 31,		Variation in			December 31,		Variation in
	2009	2008	Amount	Percent		2009	2008	Amount	Percent
Residential	5,125	5,168	(43)	(1	) %	5,024	5,084	(60)	(1	) %
Commercial	6,284	6,230	54	1%		6,151	6,165	(14)	-%
Industrial and other(2)	4,652	4,590	62	1%		2,043	2,431	(388)	(16	) %
Total Deliveries	16,061	15,988	73	-%		13,218	13,680	(462)	(3	) %

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	Actual deliveries include interruptible natural gas deliveries. Weather normalized deliveries exclude interruptible natural gas deliveries.

2010 vs. 2009

Electric deliveries to residential and commercial customers increased during the year ended December 31, 2010 as compared to the prior year primarily as a result of the year-over-year impact of both the warmer than normal summer of 2010 and cooler than normal summer weather in 2009 partially offset by lower use per customer.

Natural gas deliveries to residential and commercial customers decreased during the year ended December 31, 2010 as compared to 2009 primarily as a result of unfavorable warmer than normal weather during the first quarter of 2010, despite a weather normalized increased use per customer during the year.

The increase in natural gas industrial and other deliveries for the year ended December 31, 2010 as compared to the prior year was primarily driven by an increase in transportation delivery volumes to electric generation facilities, which sell their electricity to the NYISO market.

2009 vs. 2008

Electric and natural gas deliveries to residential and commercial customers during 2009 were negatively impacted by declines in use per customer compared to the previous year.

For electric deliveries, the cooler summer weather experienced in 2009 compared to 2008, further contributed to the decline in sales.  Natural gas deliveries to residential and commercial customers in 2009 were favorably impacted by a slight increase in heating degree days, but were not enough to offset the lower use per customer.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2010	2009	(Decrease)	2009	2008	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$241,709	$256,959	$(15,250)	$256,959	$361,304	$(104,345)
Sales to others for resale	4,407	4,044	363	4,044	4,523	(479)
Other revenues with matching offsets	81,678	60,594	21,084	60,594	39,803	20,791
Subtotal	327,794	321,597	6,197	321,597	405,630	(84,033)

Revenues Impacting Earnings:
Customer sales	220,338	196,884	23,454	196,884	189,123	7,761
RDM and other regulatory mechanisms	4,753	8,876	(4,123)	8,876	4,165	4,711
Pole attachments and other rents	4,085	3,956	129	3,956	4,694	(738)
Finance charges	3,297	3,388	(91)	3,388	3,380	8
Other revenues	2,872	1,469	1,403	1,469	1,169	300
Subtotal	235,345	214,573	20,772	214,573	202,531	12,042

Total Electric Revenues	$563,139	$536,170	$26,969	$536,170	$608,161	$(71,991)

(1)
Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity costs.  Other related costs include authorized business expenses recovered through rates and the cost of special programs authorized by the PSC and funded with certain available credits.  Changes in revenues from electric sales to other utilities also do not affect earnings since any related profits or losses are returned or charged, respectively, to customers.

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2010	2009	(Decrease)	2009	2008	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$50,236	$78,766	$(28,530)	$78,766	$98,262	$(19,496)
Sales to others for resale	23,023	26,968	(3,945)	26,968	30,858	(3,890)
Other revenues with matching offsets	19,361	13,176	6,185	13,176	10,121	3,055
Subtotal	92,620	118,910	(26,290)	118,910	139,241	(20,331)

Revenues Impacting Earnings:
Customer sales	52,665	46,359	6,306	46,359	42,985	3,374
RDM and other regulatory mechanisms	5,398	3,722	1,676	3,722	3,498	224
Interruptible profits	2,325	1,591	734	1,591	1,149	442
Finance charges	1,005	1,140	(135)	1,140	957	183
Other revenues	2,782	2,415	367	2,415	1,716	699
Subtotal	64,175	55,227	8,948	55,227	50,305	4,922

Total Natural Gas Revenues	$156,795	$174,137	$(17,342)	$174,137	$189,546	$(15,409)

(1)
Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased natural gas costs.  Other related costs include authorized business expenses recovered through rates and the cost of special programs authorized by the PSC and funded with certain available credits.  For natural gas sales to other entities for resale, 85% of such profits are returned to customers.

Electric revenues increased for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to higher delivery rates and higher other revenues with matching offsets.  These increases were reduced by a decrease in energy cost adjustment revenues as a result of lower purchased volumes and wholesale prices, as well as a decrease in revenues required to be recovered for previously deferred purchased electric costs.

Electric revenues decreased in the year ended December 31, 2009, as compared to the same period in 2008 primarily due to lower cost adjustment revenues.  This resulted from both lower wholesale prices and lower delivery volumes.  The decrease in electric cost adjustment revenues was partially offset by an increase in other revenues with matching offsets.

Natural gas revenues decreased for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to lower energy cost adjustment revenues partially reduced by higher delivery rates, higher other revenues with matching offsets and higher revenues related to regulatory revenue recovery mechanisms, primarily RDMs.  Lower energy cost adjustment revenues resulted primarily from lower natural gas prices, as well as a decrease in purchased volume and revenues required to be recovered for previously deferred purchased natural gas costs.  Lower revenues from gas sales to others for resale also contributed to the decrease in natural gas revenues.

Natural gas revenues decreased in the year ended December 31, 2009, as compared to the same period in 2008 primarily due to lower energy cost adjustment revenues.  This was primarily driven by lower net gas costs.  Lower revenues from gas sales to others for resale also contributed to the decrease in natural gas revenues.  Decreased natural gas revenues were partially offset by an increase in other revenues with matching expense offsets.

Higher revenues with matching offsets for both periods and for both electric and gas revenues were primarily driven by the Temporary State Assessment implemented in April 2009, an increase in rates related to increased pension costs and New York State (“NYS”) energy efficiency programs.

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

The net results of these and previous earnings sharing arrangements had the effect of increasing pre-tax earnings by $0.5 million in 2010, $0.1 million in 2009, and $0.7 million in 2008.

In addition to the above-noted items, for the period from July 1, 2006 through June 30, 2009, Central Hudson was required to share with customers earnings over a base ROE of 10.6% on the equity portion of Central Hudson’s rate base, which was determined in accordance with the criteria set forth in the 2006 Rate Order.  For the period from July 1, 2009 through June 30, 2010, Central Hudson was no longer required per the 2009 Rate Order to share earnings.  Beginning July 1, 2010 through June 30, 2013, per the 2010 Rate Order, Central Hudson is once again required to share with customers earnings over a base ROE of 10.5% on the equity portion of Central Hudson’s rate base.  Central Hudson did not record shared earnings in 2010, 2009 or 2008.

See Note 2 - “Regulatory Matters” of this 10-K Annual Report under the captions “2006 Rate Order” and “2010 Rate Order” for a description of earnings sharing formulas approved by the PSC for Central Hudson.

Operating Expenses

The most significant elements of Central Hudson’s operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson’s energy cost adjustment mechanisms.  Additionally, there are other costs that are matched to revenues largely from customer billings, notably the cost of pensions and OPEBs, the new Temporary State Assessment, and NYS energy efficiency programs.

Total utility operating expenses decreased 1% in 2010 compared to the same period in 2009 and decreased 13% in 2009 as compared to 2008.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2010	2009	(Decrease)	2009	2008	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$246,116	$261,003	$(14,887)	$261,003	$365,827	$(104,824)
Purchased natural gas	73,259	105,734	(32,475)	105,734	129,120	(23,386)
Temporary State Assessment	18,781	7,115	11,666	7,115	-	7,115
Pension	28,539	20,139	8,400	20,139	12,376	7,763
OPEB	6,722	8,316	(1,594)	8,316	9,844	(1,528)
NYS energy programs	25,640	20,253	5,387	20,253	11,685	8,568
MGP site remediations	3,624	2,188	1,436	2,188	1,649	539
Other matched expenses	17,732	15,758	1,974	15,758	14,436	1,322
Subtotal	420,413	440,506	(20,093)	440,506	544,937	(104,431)

Other Expense Variations:
Tree trimming	14,354	12,914	1,440	12,914	12,065	849
Property taxes	31,173	27,787	3,386	27,787	26,269	1,518
Storm restoration expenses(2)(3)	7,062	3,584	3,478	3,584	6,051	(2,467)
Injuries & damages reserve	531	79	452	79	530	(451)
Depreciation	33,815	32,094	1,721	32,094	29,812	2,282
Uncollectible expense	7,644	12,160	(4,516)	12,160	7,892	4,268
Uncollectible deferrals	(3,702)	(3,327)	(375)	(3,327)	-	(3,327)
Purchased natural gas incentive arrangements	1,930	1,487	443	1,487	529	958
Other expenses	111,404	106,685	4,719	106,685	102,278	4,407
Subtotal	204,211	193,463	10,748	193,463	185,426	8,037
Total Operating Expenses	$624,624	$633,969	$(9,345)	$633,969	$730,363	$(96,394)

(1)	Includes expenses that, in accordance with the 2006 Rate Order, 2009 Rate Order and the 2010 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)
Year ended December 31, 2010 does not include $19.7 million in incremental costs related to the February 2010 significant storm event deferred for future recovery from customers.  See further discussion below.

(3)	Year ended December 31, 2008 does not include $3.1 million in incremental costs related to the December 2008 ice storm deferred for future recovery from customers. See further discussion below.

In addition to the required adjustment to match revenues collected from customers, the decrease in purchased electricity and purchased natural gas for the year ended December 31, 2010 compared to the same period in the prior year was driven primarily by lower wholesale prices and purchased volumes, as well as lower revenues collected for the recovery of previously deferred costs.  The decrease in purchased electric and natural gas expense in 2009 compared to 2008 reflects the effects of lower wholesale prices for electricity and natural gas, as well as lower volumes delivered to electric customers.

Variations in pension, NYS energy programs, MGP site remediation and other matched expenses in 2010 are due to a change in the level of expenses recorded, with a corresponding change in revenues, incorporated in delivery rates as authorized in the 2009 and 2010 Rate Orders.  In addition, a new Temporary State Assessment was instituted in April 2009 and effective July 1, 2009 collected from customers.

The increase in expenses currently matched to revenues from 2008 to 2009 is attributable to the increase in NYS energy program expenses related to the costs of energy efficiency programs under the Energy Efficiency Portfolio Standard, as well as, higher spending levels associated with other energy programs as authorized by both the 2009 and 2010 Rate Orders.  Additional increases are due to the new Temporary State Assessment discussed above and an increase in pension costs incorporated in delivery rates in both the 2009 and 2010 Rate Orders.

Uncollectible expense decreased in the year ended December 31, 2010 as compared to the same period in 2009 primarily as a result of lower write-offs of customer receivables and a decrease in the amount recorded as a reserve for future uncollectible accounts.  Management believes this is a result of enhanced collection efforts, including increased resources and improved planning.  Additionally, in the second quarter of 2010, Central Hudson deferred an additional $1.1 million of gas uncollectible expense based on the authorization from the PSC covering the calendar year 2009 as compared to the requested and previously deferred amount related to the six months ended June 30, 2009.  Central Hudson also deferred for future recovery $2.6 million in uncollectible electric expense over rate allowances for the rate year ended June 30, 2010.   On September 23, 2010, Central Hudson filed a petition with the PSC for approval and recovery of the $2.6 million uncollectible electric expense.  If the PSC does not approve the petition in full, Central Hudson’s expenses would increase by the amount of the petition denied by the PSC.  Management believes the incremental expense meets the PSC criteria and is probable of future recovery.

Uncollectible expense increased in 2009, which Management believes is a result of the unfavorable economic conditions, particularly the rise in unemployment rates.  The higher wholesale prices in 2008 also had an impact on customers’ ability to pay their bills.  Additionally, in 2009 Central Hudson deferred approximately $3.3 million of uncollectible expense and requested PSC authorization for future recovery from customers.  The PSC approved this request in the second quarter of 2010.

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

The increase in property taxes in 2010 and 2009 is primarily the result of increased tax assessments.  Under the 2006 and 2010 Rate Order, Central Hudson’s exposure to property tax increases was limited to 10% of any amount over or under the amount provided for in rates.  Under the 2009 Rate Order, the amount provided in delivery rates related to property taxes was increased; however, deferral accounting was discontinued for this one-year rate order.

The increase in depreciation in 2010 and 2009 is the result of continued investments in Central Hudson’s electric and natural gas infrastructures.  The increases in tree trimming in 2010 and 2009 reflect Central Hudson’s on-going efforts to improve system reliability.  Management believes these efforts contributed to improved system reliability during storms.  These costs are covered by higher corresponding revenues resulting from the 2006 and 2009 Rate Orders.

Other Income

Other income and deductions for Central Hudson for the year ended December 31, 2010, increased $0.8 million, compared to the same period in 2009, due to several factors, including an increase in regulatory carrying charges due from customers related to the Temporary State Assessment, February 2010 storm event and deferred uncollectible expense, as well as a regulatory adjustment resulting from changes in interest costs on Central Hudson’s variable rate long-term debt.  These increases were partially offset by lower earnings on Deferred Compensation Plan assets.

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

Interest Charges

Central Hudson’s interest charges increased $1.0 million for the year ended December 31, 2010, compared to the same period in December 31, 2009.  The increase is primarily the result of a medium-term note issuance of $24 million in October 2009 and the issuance of $40 million of 2010 Series A and B notes in September of 2010.  These debt issuances were partially offset by the redemption of $24 million of medium-term notes in September 2010.  These issuances and redemptions resulted in a net increase in average debt outstanding during the year.

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

The following table sets forth pertinent data on Central Hudson’s outstanding debt (Dollars in Thousands):

	2010	2009	2008
Long-Term Debt:
Debt retired	$106,150	$20,000	$-
Debt issued	$122,150	$24,000	$30,000
Outstanding at year end:
Amount (including current portion)	$453,900	$437,897	$433,894
Weighted average interest rate	5.28%	4.78%	5.43%
Short-Term Debt:
Average daily amount outstanding	$12,007	$21,962	$32,304
Weighted average interest rate	0.61%	0.98%	3.00%
Overall weighted average interest rate	5.16%	4.39%	5.26%

See Note 7 - “Short-Term Borrowing Arrangements” and Note 9 - “Capitalization - Long-Term Debt” for additional information on short-term and long-term debt of CH Energy Group and/or Central Hudson.

Income Taxes

Income taxes for Central Hudson increased $5.5 million and $1.9 million for the year ended December 31, 2010 when compared to the same period in 2009 and for the year ended December 31, 2009 compared to 2008 primarily due to an increase in pre-tax book income.

CH Energy Group

In addition to the impacts of Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Year Ended December 31,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$972,305	$931,589	$40,716	4.4%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	508,758	524,517	(15,759)	(3.0	) %
Depreciation and amortization	40,048	37,703	2,345	6.2%
Other operating expenses	325,594	288,970	36,624	12.7%
Total Operating Expenses	874,400	851,190	23,210	2.7%
Operating Income	97,905	80,399	17,506	21.8%
Other Income (Deductions), net	(10,661)	216	(10,877)	(5,035.6	) %
Interest Charges	29,088	25,796	3,292	12.8%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	58,156	54,819	3,337	6.1%
Income Taxes	18,954	20,392	(1,438)	(7.1	) %
Net income from continuing operations	39,202	34,427	4,775	13.9%
Net income from discontinued operations, net of tax	-	9,851	(9,851)	(100.0	) %
Non-controlling interest in subsidiary	(272)	(176)	(96)	(54.5	) %
Dividends declared on Preferred Stock of subsidiary	970	970	-	-%
Net income attributable to CH Energy Group	$38,504	$43,484	$(4,980)	(11.5	) %

	Year Ended December 31,		Increase/(Decrease) in
	2009	2008	Amount	Percent
Operating Revenues	$931,589	$1,139,201	$(207,612)	(18.2	) %
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	524,517	770,013	(245,496)	(31.9	) %
Depreciation and amortization	37,703	35,258	2,445	6.9%
Other operating expenses	288,970	262,978	25,992	9.9%
Total Operating Expenses	851,190	1,068,249	(217,059)	(20.3	) %
Operating Income	80,399	70,952	9,447	13.3%
Other Income (Deductions), net	216	5,263	(5,047)	(95.9	) %
Interest Charges	25,796	24,292	1,504	6.2%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	54,819	51,923	2,896	5.6%
Income Taxes	20,392	19,314	1,078	5.6%
Net income from continuing operations	34,427	32,609	1,818	5.6%
Net income from discontinued operations, net of tax	9,851	3,545	6,306	177.9%
Non-controlling interest in subsidiary	(176)	103	(279)	(270.9	) %
Dividends declared on Preferred Stock of subsidiary	970	970	-	-%
Net income attributable to CH Energy Group	$43,484	$35,081	$8,403	24.0%

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended December 31,		Increase / (Decrease) in			Year Ended December 31,		Increase / (Decrease) in
	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Heating Oil
Retained company volume(2)	35,189	38,449	(3,260)	(8	) %	35,048	37,493	(2,445)	(7	) %
Acquisitions volume	179	-	179	-		178	-	178	-
Divested volume	-	32,334	(32,334)	(100	) %	-	31,630	(31,630)	(100	) %
Total Heating Oil	35,368	70,783	(35,415)	(50	) %	35,226	69,123	(33,897)	(49	) %

Motor Fuels
Retained company volume	45,774	47,805	(2,031)	(4	) %	45,774	47,805	(2,031)	(4	) %
Acquisitions volume	22	-	22	-		22	-	22	-
Divested volume	-	12,806	(12,806)	(100	) %	-	12,806	(12,806)	(100	) %
Total Motor Fuels	45,796	60,611	(14,815)	(24	) %	45,796	60,611	(14,815)	(24	) %

Propane and Other
Retained company volume	1,104	1,278	(174)	(14	) %	1,100	1,248	(148)	(12	) %
Divested volume	-	1,579	(1,579)	(100	) %	-	1,536	(1,536)	(100	) %
Total Propane and Other	1,104	2,857	(1,753)	(61	) %	1,100	2,784	(1,684)	(60	) %

Total
Retained company volume	82,067	87,532	(5,465)	(6	) %	81,922	86,546	(4,624)	(5	) %
Acquisitions volume	201	-	201	-		200	-	200	-
Divested volume	-	46,719	(46,719)	(100	) %	-	45,972	(45,972)	(100	) %
Total	82,268	134,251	(51,983)	(39	) %	82,122	132,518	(50,396)	(38	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Retained company" excludes any impact from acquisitions made by Griffith in 2010 as well as volumes associated with operations divested in December 2009.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended December 31,		Increase / (Decrease) in			Year Ended December 31,		Increase / (Decrease) in
	2009	2008	Amount	Percent		2009	2008	Amount	Percent
Heating Oil
Retained company volume(2)	38,401	38,355	46	-%		37,446	39,846	(2,400)	(6	) %
Acquisitions volume	48	19	29	153%		47	19	28	147%
Divested volume	32,334	37,900	(5,566)	(15	) %	31,630	38,865	(7,235)	(19	) %
Total Heating Oil	70,783	76,274	(5,491)	(7	) %	69,123	78,730	(9,607)	(12	) %

Motor Fuels
Retained company volume	47,805	56,745	(8,940)	(16	) %	47,805	56,745	(8,940)	(16	) %
Divested volume	12,806	15,334	(2,528)	(16	) %	12,806	15,334	(2,528)	(16	) %
Total Motor Fuels	60,611	72,079	(11,468)	(16	) %	60,611	72,079	(11,468)	(16	) %

Propane and Other
Retained company volume	1,278	1,260	18	1%		1,248	1,308	(60)	(5	) %
Divested volume	1,579	1,933	(354)	(18	) %	1,536	1,986	(450)	(23	) %
Total Propane and Other	2,857	3,193	(336)	(11	) %	2,784	3,294	(510)	(15	) %

Total
Retained company volume	87,484	96,360	(8,876)	(9	) %	86,499	97,899	(11,400)	(12	) %
Acquisitions volume	48	19	29	153%		47	19	28	147%
Divested volume	46,719	55,167	(8,448)	(15	) %	45,972	56,185	(10,213)	(18	) %
Total	134,251	151,546	(17,295)	(11	) %	132,518	154,103	(21,585)	(14	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)
For the purpose of this chart, "Retained company" excludes any impact from acquisitions made by Griffith in 2009 or 2008 as well as volumes associated with operations that were divested in December 2009.

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Year Ended December 31,
	2010		2009		2008
	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil	43%	43%	53%	52%	50%	51%
Motor Fuels	56%	56%	45%	46%	48%	47%
Propane and Other	1%	1%	2%	2%	2%	2%
Total	100%	100%	100%	100%	100%	100%

Sales of petroleum products decreased 39% in the year ended December 31, 2010 compared to the same period in 2009.  The decrease was due primarily to the sale of operations in certain geographic locations.  Excluding the impact of the partial divestiture, sales were lower primarily due to reduced sales to commercial customers that can burn both natural gas and oil due to the unfavorable price relationship between heating oil and natural gas.  Additionally, sales of residential and commercial heating oil were lower due to weather that was 2% warmer in the twelve months ended December 31, 2010, compared to the same period in 2009, as measured by heating degree days.

Sales of petroleum products decreased 11% in the year ended December 31, 2009 compared to the same period in 2008.  The decrease was due primarily to reduced consumption by residential and motor fuel customers in response to the weakened economy, and to a lesser extent, the divestiture in December.  The decrease in customer usage was partially offset by increased heating oil volume related to weather that was 7.2% colder in heating degree-days in 2009 as compared to 2008.  Degree-day variation is adjusted for the delay between the time the actual weather occurs, and the time of product delivery.

A breakdown of Griffith's gross profit by product and service line for the years ended December 31, 2010, 2009 and 2008 are illustrated below (Dollars in Thousands):

Gross Profit

	Year Ended
Product and Service Line	December 31, 2010		December 31, 2009		December 31, 2008
Heating oil	$25,341	50%	$26,627	50%	$27,920	50%
Motor fuels	10,415	20%	11,271	21%	13,189	24%
Other fuels	1,467	3%	1,650	3%	1,429	3%
Service and installations	13,156	26%	12,186	23%	11,807	21%
Other	543	1%	1,846	3%	1,134	2%
Total	$50,922	100%	$53,580	100%	$55,479	100%

Gross profit from discontinued operations of $35.1 and $38.9 million by product and service lines for the years ended December 31, 2009 and 2008, excluded from the chart above are as follows:
Heating oil: $19.2 million, or 55% for 2009 and $22.5 million, or 58% for 2008
Motor fuels: $3.2 million, or 9% for 2009 and $3.4 million, or 9% for 2008
Other fuels: $1.3 million, or 4% for 2009 and $1.2 million, or 3% for 2008
Service and installations: $10.9 million, or 31% for 2009 and $11.2 million, or 29% for 2008
Other: $0.5 million, or 1% for 2009 and $0.6 million, or 1% for 2008

Revenues

Change in Griffith Revenues
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2010	2009	(Decrease)	2009	2008	(Decrease)
Retained Company(1)
Heating Oil(2)	$104,496	$92,364	$12,132	$92,257	$125,503	$(33,246)
Heating Oil - Acquisitions	548	-	548	107	82	25
Motor Fuels(2)	111,771	96,112	15,659	96,112	181,493	(85,381)
Motor Fuels - Acquisitions	60	-	60	-	-	-
Other(2)	3,643	4,812	(1,169)	4,812	5,686	(874)
Service Revenues(2)	19,580	17,941	1,639	17,923	17,427	496
Service Revenues - Acquisitions	76	-	76	18	13	5
Total Retained Company	$240,174	$211,229	$28,945	$211,229	$330,204	$(118,975)

Discontinued Operations(3)
Heating Oil	$-	$76,776	$(76,776)	$76,776	$121,286	$(44,510)
Motor Fuels	-	25,859	(25,859)	25,859	50,325	(24,466)
Other	-	3,557	(3,557)	3,557	4,902	(1,345)
Service Revenues	-	16,483	(16,483)	16,483	17,137	(654)
Total Discontinued Operations	$-	$122,675	$(122,675)	$122,675	$193,650	$(70,975)

Reconciliation to Income Statement
Total Revenue from discontinued operations	$-	$122,675	$(122,675)	$122,675	$193,650	$(70,975)
Gain from sale of discontinued operations	-	10,767	(10,767)	10,767	-	10,767
Expenses of discontinued operations	-	116,602	(116,602)	116,602	187,590	(70,988)
Income tax expense from discontinued operations	-	6,989	(6,989)	6,989	2,515	4,474
Net Income from discontinued operations	$-	$9,851	$(9,851)	$9,851	$3,545	$6,306

(1)	For the purposes of this chart, "Retained Company" excludes revenues associated with operations divested in December 2009.
(2)
These line items exclude the impact of acquisitions made by Griffith in 2010 for the analysis which compares year ended December 31, 2010 to 2009 and excludes the impact of acquisitions made by Griffith in both 2009 and 2008 for the analysis which compares year ended December 31, 2009 to 2008.

(3)
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

Revenues, net of the effect of weather hedging contracts decreased in the year ended December 31, 2010 compared to the same periods in 2009, due to the sale of operations in certain geographic locations.

Revenues, net of the effect of weather hedging contracts decreased in the year ended December 31, 2009 compared to 2008, due primarily to a decrease in the selling price, reduced volumes and the divestiture in mid-December 2009.

Operating Expenses

For the year ended December 31, 2010, operating expenses, net of divested operations, increased $29.1 million, or 14%, from $205.6 million in 2009 to $234.7 million in 2010.  The cost of petroleum products increased $31.3 million, or 21%, due to higher wholesale market prices for petroleum products.

Other operating expenses, net of divested operations, decreased $2.2 million for the year ended December 31, 2010 due primarily to a decrease in operating expenses related to reduced volumes, savings related to an overall cost reduction plan, and a reduction in uncollectible accounts.

For the year ended December 31, 2009, operating expenses, net of divested operations, decreased $121.0 million, or 37%, from $326.6 million in 2008 to $205.6 million in 2009.  The cost of petroleum products decreased $117.1 million, or 44%, due to lower wholesale market prices and a decrease in sales volume.

Other operating expenses decreased $4.6 million for the year ended December 31, 2009 due primarily to lower costs associated with lower oil prices, effective cost reduction initiatives, and the mid-December 2009 divestiture.

Other Businesses and Investments

Revenues and Operating Expenses

Revenue and operating expenses of other businesses and investments include the results of operations of Lyonsdale, CH-Greentree, CH-Auburn and CH Shirley Wind and are included in the Consolidated Financial Statements of CH Energy Group.  Results for the year ended December 31, 2010 compared to the same period in 2009 reflect an increase in operating revenues of $2.2 million and an increase in operating expenses of $3.8 million.  The increase in revenues and a portion of the increase in operating expenses relate to CH-Greentree, which began commercial operation in the second half of 2009, and CH-Auburn, which became operational in February 2010.   Additionally impacting the increases in operating expenses is an impairment on Lyonsdale assets of $2.1 million recorded in December 2010.

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

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) for the year ended December 31, 2010 decreased by $10.6 million and increased $1.2 million as compared to the same period in 2009, respectively.  The decrease in other income and deductions is primarily the result of an impairment charge for 100% of CHEC’s subordinated debt, accrued interest and equity investment in Cornhusker Holdings totaling $11.4 million.  This decrease in earnings was partially reduced by an increase in year-over-year results related to the write-off of $1.3 million recorded in the first quarter of 2009 related to a development project of CHEC.  The increase in interest charges is due to the private placement of debt by the holding company in the second quarter of 2009 to fund unregulated portions of CH Energy Group.

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith), decreased $3.4 million and increased $1.9 million for the year ended December 31, 2009, when compared to the same period in 2008.  This decrease includes the write-off of $1.3 million for the full amount related to the development project discussed above and the lower earnings at the partnerships.  The increase in interest expense is related to the private placement of debt at the holding company in the second quarter of 2009.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group decreased $1.4 million for the year ended December 31, 2010, compared to the same period in 2009, primarily due to the impact of a one-time reclassification of funded deferred taxes to a regulatory liability, resulting in a reduction to the tax provision of $2.3 million.

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

CAPITAL RESOURCES AND LIQUIDITY

Cash Flow Summary - CH Energy Group and Central Hudson

Changes in CH Energy Group’s and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	CH Energy Group			Central Hudson
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Net Cash Provided By/(Used In):
Operating Activities	$87.0	$126.4	$110.3	$99.1	$107.5	$68.1
Investing Activities	(108.6)	(55.7)	(88.7)	(76.5)	(107.3)	(80.2)
Financing Activities	(22.4)	(17.1)	(13.1)	(17.8)	2.1	11.0
Net change for the period	(44.0)	53.6	8.5	4.8	2.3	(1.1)
Balance at beginning of period	73.4	19.8	11.3	4.8	2.5	3.6
Balance at end of period	$29.4	$73.4	$19.8	$9.6	$4.8	$2.5

For all three years, both CH Energy Group’s and Central Hudson’s working capital needs were provided by cash from operations and in 2009 and 2008 were supplemented with short term financing as needed.  Capital expenditures and investments in all three years were funded primarily with excess cash from operations and long term financing.  In 2010, strong cash flows at Central Hudson as a result of a decrease in working capital needs at the end of 2009 and cash received from Federal and NYS income tax refunds enabled Central Hudson to accelerate funding of its pension plan.  At CH Energy Group, cash on hand from the Griffith divestiture in December 2009 was used to fund capital expenditures for Shirley Wind in 2010.  Additional discussions regarding cash flow from operating, investing and financing activities for each period are provided below.

For all three periods and for both CH Energy Group and Central Hudson, cash provided by sales was used primarily to fund operating expenses and working capital needs.   Incremental storm costs of $19.7 million incurred during the first quarter of 2010 as a result of the most significant storm event in Central Hudson’s history were funded primarily with financing activities and have been deferred for future recovery from customers.  Lower working capital needs at the end of 2009 resulting from lower wholesale energy prices, as well as Federal and NYS income tax refunds received in 2010 as a result of a change in tax accounting method for repair and maintenance costs of Central Hudson’s utility assets, were used primarily to fund Central Hudson’s pension plan.  Contributions to Central Hudson’s pension and OPEB plans totaled $69.6 million in 2010 as compared to $26.6 million in 2009 and $17.2 million in 2008.  In 2009, Central Hudson’s cash from operations was also impacted by payments made to the PSC for a NYS temporary state assessment in advance of cash collections from customers.  Central Hudson’s MGP site remediation costs in excess of amounts recovered through rates also impacted cash from operations for all three years, totaling $12.2 million in 2010, $2.3 million in 2009 and $2.8 million in 2008.  Increased costs in 2010 for the completion of remediation at the Newburgh site were funded partially through an increase in delivery rates effective July 1, 2010.  Costs above the rate allowance have been deferred for future recovery from customers.

Net cash used in investing activities was primarily related to investments in Central Hudson’s electric and natural gas transmission and distribution systems.  Additionally, in June 2009, Central Hudson closed on the purchase of certain real-estate in Kingston, NY, resulting in an increase of approximately $13.0 million to plant additions in the prior year.  Additional significant investing activities at CH Energy Group included capital expenditures related to the Shirley Wind construction of $29.6 million in 2010 funded primarily with cash from Griffith’s partial divestiture in December 2009 and $13.3 million in 2009 funded with long term debt issued by the holding company.  CH Energy Group’s investing activities include Griffith’s fuel distribution acquisitions in 2008 and 2010, as well as modest investments in property and plant in all three years.

Financing activities for both CH Energy Group and Central Hudson were used primarily to fund capital expenditures and to refinance maturing and redeemed debt.  In 2010, proceeds from the sale of medium term notes at fixed interest rates were used to retire Central Hudson’s NYSERDA Series C and D variable rate debt prior to maturity.  Central Hudson received $25 million in capital contributions from CH Energy Group in 2009, which was used to supplement the funding of investing activities.  In 2009, CH Energy Group’s holding company sold $50 million of 5-year notes to provide financing for Shirley Wind.  CH Energy Group paid annual dividends to holders of common stock at an annual rate of $2.16 per share in all three years.  After retaining earnings for several years to increase its equity ratio, Central Hudson began paying dividends to parent CH Energy Group in 2010.

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

For further information regarding the above equity compensation, see Note 11 - “Equity Based Compensation” of this Annual Report on Form 10-K.  The Company intends to continue to utilize shares issued from CH Energy Group’s treasury stock for the payout of future performance awards.

Capital Structure

CH Energy Group’s consolidated capital structure reflects the external debt and preferred stock of Central Hudson and privately placed external debt at CH Energy Group.  CHEC’s long-term debt is comprised entirely of intercompany loans from CH Energy Group that are eliminated upon consolidation.

Central Hudson has been gradually increasing its equity ratio in recent years to bolster its credit quality with the expectation that it would earn a return on the incremental equity through future delivery rates.  Effective July 1, 2010, Central Hudson operated under the 2010 Rate Order and delivery rates are based on a capital structure that reflects 48% common equity.  This ratio is calculated according to a PSC methodology, which excludes short-term debt.

Central Hudson paid common stock dividends of $31 million to CH Energy Group in 2010.  Dividends are expected to correspond to maintenance of a target equity ratio of approximately 48%, excluding short-term debt, in 2011.

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/stable by Moody’s Investors Service (“Moody’s”).(1)
_________________________________
1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Year-end capital structures for CH Energy Group and its subsidiaries are set forth below as of December 31:

CH Energy Group
	2010	2009	2008
Long-term debt(1)	47.4%	46.8%	42.8%
Short-term debt	-%	-%	3.5%
Preferred stock	2.0%	2.0%	2.1%
Common equity	50.6%	51.2%	51.6%
	100.0%	100.0%	100.0%

Central Hudson
	2010	2009	2008
Long-term debt	49.4%	49.2%	50.8%
Short-term debt(2)	-%	-%	3.0%
Preferred stock	2.3%	2.4%	2.5%
Common equity	48.3%	48.4%	43.7%
	100.0%	100.0%	100.0%

CHEC
	2010	2009	2008
Long-term debt(1)	49.9%	32.1%	26.8%
Short-term debt	-%	-%	6.4%
Preferred stock	-%	-%	-%
Common equity	50.1%	67.9%	66.8%
	100.0%	100.0%	100.0%

(1)	Based on stand-alone financial statements and including intercompany balances which are eliminated upon consolidation.
(2)	Excluded from the common equity ratio under the PSC’s methodology for Central Hudson delivery rates.

Contractual Obligations

A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 12 - “Commitments and Contingencies.”

The following is a summary of the contractual obligations for CH Energy Group and its affiliates as of December 31, 2010 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Years Ending 2012-2013	Years Ending 2014-2015	2016 and After	Total
Long-Term Debt(1)	$941	$68,083	$50,880	$384,047	$503,951
Interest Payments - Long-Term Debt(1)	26,929	49,204	40,837	268,636	385,606
Operating Leases	2,490	4,373	3,960	5,157	15,980
Construction/Maintenance & Other Projects(2)	66,960	27,347	6,526	9,983	110,816
Purchased Electric Contracts(3)	60,585	50,956	4,912	2,523	118,976
Purchased Natural Gas Contracts(3)	34,261	26,317	20,316	36,269	117,163
Purchased Fixed Liquid Petroleum Contracts(4)	790	-	-	-	790
Purchased Variable Liquid Petroleum Contracts(4)	58,037	47,276	-	-	105,313
Total Contractual Obligations(5)	$250,993	$273,556	$127,431	$706,615	$1,358,595

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2010.
(2)
Including Specific, Term, and Service Contracts, briefly defined as follows:  Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; Service Contracts include consulting, educational, and professional service contracts.

(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(4)	Estimated based on pricing on December 31, 2010.
(5)	The estimated present value of CH Energy Group’s total contractual obligations is $899 million, assuming a discount rate of 5.5%.

The following is a summary of the contractual obligations for Central Hudson as of December 31, 2010 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Years Ending 2012-2013	Years Ending 2014-2015	2016 and After	Total
Long-Term Debt(1)	$-	$66,000	$22,000	$365,950	$453,950
Interest Payments - Long-Term Debt(1)	23,602	42,752	37,299	261,497	365,150
Operating Leases	1,589	3,058	2,991	2,815	10,453
Construction/Maintenance & Other Projects(2)	64,767	26,707	5,108	4,640	101,222
Purchased Electric Contracts(3)	60,585	50,956	4,912	2,523	118,976
Purchased Natural Gas Contracts(3)	34,261	26,317	20,316	36,269	117,163
Total Contractual Obligations(4)	$184,804	$215,790	$92,626	$673,694	$1,166,914

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2010.
(2)	Including Specific, Term, and Service Contracts, as defined in footnote (2) of the preceding chart.
(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(4)	The estimated present value of Central Hudson’s total contractual obligations is $737 million, assuming a discount rate of 5.5%.

Central Hudson has an obligation to meet its contractual benefit payment obligations.  Decisions about how to fund the Retirement Plan to meet these obligations are made at least annually and are primarily affected by the discount rate used to determine benefit obligations, current asset values, the projection of Retirement Plan assets and corporate resources.  Based on the funding requirements of the Pension Protection Act, Central Hudson plans to make contributions that maintain the target funded percentage at 80% or higher.  Central Hudson’s contribution in 2010 to fund the Retirement Plan was $64.2 million and its 2011 contribution is expected to total approximately $32 million, resulting in a funded status that meets Central Hudson’s objective.  The actual contributions could vary significantly based upon actual and projected investment returns, interest rate assumptions and corporate resources.  Actual funded status could vary significantly based on asset returns and changes in the discount rate used to estimate the present value of future obligations.

Central Hudson’s contributions in 2010 to fund OPEBs were $4.8 million.  Obligations for future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used.  If these factors remain stable, OPEB contributions over the next year are expected to be $1.2 million.

During 2010, the value of the Retirement Plan and OPEB assets increased by $82.7 million and $10.2 million, respectively.  However, the decrease in discount rates from 2009 increased the present value of the plans’ liabilities.  The net effect on the funded status of the plans from the financial markets and the discount rates was a decrease in the unfunded status of the plans.  Additional contributions will likely become necessary under the terms of the Pension Protection Act of 2006.  Management expects that such contributions will be recovered through the rate making process over time.  During the first quarter of 2010, Management began a transition to a long-duration investment strategy that is intended to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets and liabilities.  Management cannot currently predict what impact future financial market volatility may have on the funded status of the plan or future funding decisions.

Under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers these costs through customer rates with differences between actual cost and rate allowances deferred for future recovery from or return to customers.  Based on the current policy, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

Anticipated Sources and Uses of Cash

CH Energy Group’s cash flow is primarily generated by the operations of its direct subsidiaries, Central Hudson and CHEC.  Generally, the subsidiaries do not accumulate cash but rather provide cash to CH Energy Group in the form of dividends and, in the case of CHEC, repayments on its intercompany loans.

Central Hudson’s planned capital expenditures for construction and removal during 2011 total approximately $93 million.  For 2012, planned capital expenditures are expected to fall within a range of $104 million to $114 million.  Capital expenditures are expected to be funded with cash from operations and a combination of short-term and long-term borrowings.  Central Hudson may alter its plan for capital expenditures as its business needs require.

Central Hudson intends to fund growth in its long-lived assets in a manner that maintains an equity ratio of approximately 48% excluding short-term debt balances.  Central Hudson plans to utilize short-term debt to fund seasonal and temporary variations in working capital requirements.  If wholesale energy prices increase, Central Hudson would expect a corresponding increase from its current level of working capital.

Excluding acquisitions, capital expenditures at Griffith are expected to be approximately $2.4 million during 2011 and to range from $2.0 million to $2.5 million in 2012.  In accordance with its business strategy, Griffith intends to fund any acquisitions from internally generated cash flow.

Griffith is financed by intercompany loans and equity investments from CH Energy Group in a manner that maintains an equity ratio of approximately 55% before seasonal working capital needs.  CH Energy Group plans to utilize short-term debt to fund seasonal and short-term variations in Griffith’s working capital needs.  If wholesale energy prices increase, Griffith would expect a corresponding increase from its current level of working capital.

CH Energy Group believes cash generated from operations and funds obtained from its financing program will be sufficient in 2011 and the foreseeable future to meet working capital needs, pay dividends on its Common Stock, and fund investments and acquisitions to fulfill its public service obligations and growth objectives.  CH Energy Group’s primary source of funds is the cash it generates from the operations of Central Hudson and CHEC, which can be affected by volatility in energy markets that affects their working capital needs and profitability.  Recent strategic decisions, including the divestiture of Griffith’s divisions in the Northeast in December 2009 and plans to evaluate the market and potentially divest non-core CHEC investments in unregulated energy production assets are expected to improve the stability of CH Energy Group’s cash flow and financing requirements.

CH Energy Group’s secondary sources of funds are its cash reserves and its credit facility.  CH Energy Group’s ability to use its credit facility is contingent upon maintaining certain financial covenants.  CH Energy Group does not anticipate that those covenants will restrict its access to funds in 2011 or the foreseeable future.

Effective July 31, 2007, CH Energy Group’s Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the “Repurchase Program”), which was originally authorized in 2002.  As amended, the Repurchase Program authorizes the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of the CH Energy Group’s outstanding Common Stock, from time to time, through July 31, 2012.  As of December 31, 2010 CH Energy Group had purchased 29,562 shares under the Repurchase Program.  Subsequent to year-end and through February 1, 2011, CH Energy Group purchased 106,400 additional shares under the Repurchase Program.  CH Energy Group intends to purchase additional shares under the Program during 2011.  No shares were purchased under the Repurchase Program in 2008 or 2009.  CH Energy Group intends to set repurchase targets, if any, from time to time based on then prevailing circumstances.

Financing Program

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  CH Energy Group entered 2011 with no short-term debt liabilities and significant available capacity under CH Energy Group’s and Central Hudson’s committed credit facilities.  Central Hudson’s strong investment-grade credit ratings help facilitate access to long-term debt; however, despite improving conditions in financial markets, Management can make no assurance regarding the availability of financing or its terms and costs.  With the exception of treasury shares to be issued for several restricted share grants and performance share awards earned, no equity issuance is currently planned for 2011.  As discussed earlier, CH Energy Group is actively seeking to divest CHEC assets, and it plans to use net proceeds primarily for the repurchase of common stock and the repayment of debt associated with those assets.

CH Energy Group maintains a $150 million revolving credit agreement with several commercial banks to provide committed liquidity beyond its cash balance.  At December 31, 2010, CH Energy Group had no outstanding borrowings under its credit agreement.

CH Energy Group has used approximately $25 million of the proceeds from the December 2009 sale of notes, to fund a portion of its investment in the Shirley Wind project.  Construction on this project is nearly complete and it is currently undergoing final testing prior to final acceptance.

Central Hudson has a $125 million committed credit agreement with several commercial banks, which expires January 2, 2012.  Central Hudson expects to negotiate a new multi-year revolving credit facility during 2011.  In addition to this credit agreement, Central Hudson maintains several uncommitted lines of credit with various banks.  These arrangements give Central Hudson competitive options to minimize the cost of its short-term borrowings.  At December 31, 2010, Central Hudson had no outstanding balance under its uncommitted lines of credit and no outstanding balance under its committed credit agreement.

The lenders under both the CH Energy Group ($150 million) and Central Hudson ($125 million) credit agreements include JPMorgan Chase Bank N.A., Bank of America N.A., HSBC Bank USA N.A. and KeyBank N.A..  The availability of these facilities is contingent upon the ability of the lenders to fulfill their commitments.  If one or more banks are deemed at risk of being unable to meet their commitments, CH Energy Group and Central Hudson may seek alternative sources of committed credit to supplement the current agreements.  However, alternate sources may not be readily available. CH Energy Group and Central Hudson plan for such a situation by reserving portions of the total commitment for unforeseen events.

Central Hudson meets its need for long-term debt financing through a medium-term notes program and privately placed debt.  As a regulated electric and natural gas utility company, Central Hudson is required to obtain authorization from the PSC to issue securities with maturities greater than 12 months.

On September 22, 2009, the PSC authorized Central Hudson to increase its multi-year committed credit to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.  The Order authorized Central Hudson to issue and sell $250 million of long-term debt to finance its construction expenditures, refund maturing long-term debt, and refinance its 1999 NYSERDA Bonds, Series B, C and D.  As discussed below, Series C and D have been refinanced under this provision.  A new shelf registration statement was filed by Central Hudson with the SEC covering the offer and sale of up to $250 million of long-term debt pursuant to the authority granted by the PSC.  An amendment to the registration statement was filed on December 23, 2009 and the registration became effective on January 6, 2010.  No immediate action is planned to increase Central Hudson’s committed credit; however, options to do so will be evaluated during 2011.

On September 21, 2010, Central Hudson entered into a Note Purchase Agreement to issue and sell, in a private placement exempt from registration under the Securities Act of 1933, $40 million of senior unsecured notes in two series.  Series A notes bear interest at the rate of 4.30% per annum on a principal amount of $16 million and mature on September 21, 2020.  Series B notes bear interest at the rate of 5.64% per annum on a principal amount of $24 million and matures on September 21, 2040.  Central Hudson used a portion of the proceeds from the sale of the notes for refunding maturing long-term debt and retained the remainder for general corporate purposes.

Central Hudson has three outstanding series, totaling $84 million in principal amount, which were issued in conjunction with the sale of tax-exempt pollution control revenue bonds by NYSERDA.  These NYSERDA bonds are insured by Ambac Assurance Corporation (“Ambac”), and the ratings on these bonds reflect the higher of the credit rating of Ambac or Central Hudson.  The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A3’/stable by Moody’s.(2)

Central Hudson’s 1998 NYSERDA Series A Bonds, totaling $16.7 million, were re-marketed on December 1, 2008.  Under the terms of the applicable indenture, Central Hudson converted the bonds to a fixed rate of 6.5% per annum, which will continue until their maturity in December 2028.

Central Hudson’s 1999 NYSERDA Series A Bonds, totaling $33.4 million, have an interest rate that is fixed to maturity in 2027 at 5.45% per annum.

Central Hudson’s Series B 1999 NYSERDA Bonds total $33.7 million and are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers. As a result, variations in interest rates do not have any impact on earnings.

Central Hudson had an additional $82.15 million in notes outstanding in 2010 consisting of Series C and Series D 1999 NYSERDA Bonds.  Central Hudson felt that the terms of this variable rate debt could expose the delivery rate structure to volatile and high interest rate costs.  After evaluating the alternatives in light of the prevailing market conditions, Central Hudson retired both Series on December 27, 2010 through the issuance of $82.15 million in Series G notes under Central Hudson’s Medium Term Note program.  No Bonds of either Series remain outstanding.  Costs incurred in the issuance of the unsecured Series G Medium Term Notes have been allocated proportionately across the issuances and will be amortized over their respective terms.  Unamortized costs written off in the retirement of the Series C and D NYSERDA bonds have been deferred as a regulatory asset and will be amortized over the original term of the bonds.  The amortization of debt costs for both outstanding and redeemed debt are incorporated in the revenue requirement for delivery rates as authorized by the PSC.

_________________________________
2 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

To mitigate the potential cash flow impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index of short-term tax-exempt debt.  Central Hudson’s one year rate caps for its NYSERDA Bonds, set at 3.0%, expired on March 31, 2010 and were replaced with three new rate caps.  Effective April 1, 2010, the new rate caps are set at 5.0%.  Two of the rate caps were one-year in length with notional amounts aligned to Series C and Series D NYSERDA Bonds and are no longer outstanding.  These two rate caps will expire on April 1, 2011.  The third rate cap is two years in length with a notional amount aligned with the Series B NYSERDA Bonds and will expire on April 1, 2012.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a particular month.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Series B Bonds.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

Griffith’s debt financing of $36 million, as of December 31, 2010, is provided by CH Energy Group through intercompany loans at market rates.

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

Environmental Matters

For information on environmental matters related to CH Energy Group, Central Hudson, CHEC, and Griffith, see sub-caption “Environmental Matters” in Note 12 - “Commitments and Contingencies” under the caption “Contingencies.”

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

On February 3, 2010, a Settlement Joint Proposal, with the Company, PSC Staff and Multiple Intervenors as signatories, establishing rates for three years beginning July 1, 2010 (“RY1”), 2011 (“RY2”) and 2012 (“RY3”) was filed with the PSC.  The major components of the Joint Proposal include:

Description	2010 Rate Order
Electric delivery revenue increases	$11.8 million(1) 7/1/10 $9.3 million(1) 7/1/11 $9.1 million 7/1/12
Natural gas delivery revenue increases	$5.7 million 7/1/10 $2.4 million 7/1/11 $1.6 million 7/1/12
ROE	10.0%
Capital structure – common equity	48%
RDMs – electric and natural gas(2)
Earnings sharing – ROE > 10.5%, 50% to customers; > 11.0%, 80% to customers; >11.5%, 90% to customers
Targets with true-up provisions – 100% of revenue requirement to defer for shortfalls
Net plant balances
Transmission and distribution ROW maintenance
New deferral accounting for full recovery
Fixed debt costs
Sag mitigation
New York State Temporary Assessment
Material regulatory actions(3)
Property taxes – Deferral for 90% of excess/deficiency relative to revenue requirement(4)

(1)   Moderated by $12 million and $4 million bill credits, respectively
(2)   Electric is based on revenue dollars; gas is based on usage per customer
(3)   Regulatory actions with individual impacts greater than or equal to 2% of net income of the applicable department
(4)   The Company’s pre-tax gain or loss limited to $0.7 million per rate year

Final Order: On June 18, 2010, the PSC issued its Order Establishing Rate Plan adopting the terms of the February 3, 2010 Joint Proposal.

Energy Efficiency Portfolio Standard and State Energy Planning
(Case 07-M-0548 - Proceeding on Motion of the PSC Regarding an Energy Efficiency Portfolio Standard and Governor Paterson’s Executive Order issued April 9, 2008)

Background:  New York State has established a goal of substantially reducing electricity usage and created a State Energy Planning Board which is authorized to create and implement a State Energy Plan (“SEP”).  In support of this goal, the PSC is investigating various approaches to reduce customers’ demand for energy and to provide utility incentives for meeting specified energy savings targets.

On January 7, 2009 Governor Patterson outlined various strategies and policy goals in his State of the State address, including one of the most aggressive clean energy goals in the country, with a goal for New York to meet 45% of its electricity needs by 2015 (“45 x 15”) through improved energy efficiency and clean renewable energy production by expanding the Renewable Portfolio Standard from 25% by 2013 to 30% by 2015 and decreasing electric usage by 15% by 2015.

Notable Activity:

•
During 2009 and 2010 Central Hudson received approval through the Energy Efficiency Portfolio Standard (“EEPS”) proceedings to implement various programs to electric and natural gas residential and commercial customers.

•
In December 2010, the PSC issued an Order combining energy savings targets to create a single 2008-2011 target and continuing the system of utility shareholder financial incentives established in the EEPS proceeding.  Calendar year targets will be in effect for 2012 and beyond.

Potential Impacts: This PSC proceeding could result in opportunities for increased earnings from incentives associated with achieving energy efficiency targets, or could result in negative rate adjustments if the 70% performance criterion is not met.  No prediction can be made regarding the final outcome of this matter; however, any earnings variations are not likely to be material.

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

Advanced Metering Infrastructure
(Case 09-M-0074 - Proceeding on Matter of Advanced Metering Infrastructure)
(Case 10-E-0285 - Proceeding on Motion of the Commission to Consider Regulatory Policies Regarding Smart Grid Systems and the Modernization of the Electric Grid)

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

Notable Activity:  In July 2010, the PSC closed Case 09-M-0074 and initiated a new proceeding, Case 10-E-0285 to determine to what extent further development of regulatory policies should be made to encourage electric utilities to develop smart grid systems that can facilitate the integration of new technologies while optimizing their efficient use of facilities and resources, and producing equitable rates for electric customers.

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

Notable Activity:

Statewide Collaborative Projects

•
In October 2009, NYISO was awarded $37.4 million for a Statewide Capacitor Installation Project and a Statewide PMU Project.  Central Hudson’s portions of these projects are $1.6 million and $3.1 million, respectively.

•	In October 2010, the PSC directed utilities to establish deferral accounting for the costs associated with approved stimulus projects.

Plug-In Hybrid Technologies

•
In August 2009, Central Hudson was approved for a $0.7 million grant to fund the incremental cost of Plug-In Hybrid and Hybrid technology for eight heavy duty line trucks, and associated charging infrastructure improvements.  Implementation is expected in 2010 and 2011.

Management Audit
(Case 09-M-07674 – Comprehensive Management Audit of Central Hudson Gas & Electric Business)

Background:  In February 2010, the PSC selected NorthStar Consulting Group (“NorthStar”) as the independent third-party consultant to conduct a comprehensive management audit of Central Hudson’s construction planning processes and operational efficiencies of its electric and gas businesses.  The PSC is allowed to audit New York utilities every five years.  Audit work officially commenced on March 24, 2010.  NorthStar issued its Draft Audit Report December 6, 2010. Central Hudson will have an opportunity to make factual corrections to the draft report.  A final report to the PSC of NorthStar’s findings and recommendations is expected in the first quarter of 2011.  No prediction can be made regarding the outcome of the matter at this time however, any recommendations will require a corresponding implementation plan for improvement as well as progress updates in future quarterly filings.

OTHER MATTERS

Changes In Accounting Standards

See Note 3 - “New Accounting Guidance” for a discussion of the status of new accounting guidance issued.

Off-Balance Sheet Arrangements

CH Energy Group and Central Hudson do not have any off-balance sheet arrangements.

Retirement Plan

See Note 10 – “Post-Employment Benefits” and Critical Accounting Policies for a discussion of the Retirement Plan.

Climate

While it is possible that some form of global climate change program will be adopted at the federal level in 2011, it is too early to determine what impact such program will have on CH Energy Group.  It should be noted, however, that the Company's calculated CO2 emission levels are relatively small, primarily because the Company does not generate electricity in significant quantities and the electricity it does generate is from zero emission hydroelectric plants.  Therefore, federally mandated greenhouse gas reductions or limits on CO2 emissions are not expected to have a material impact on the Company’s financial position or results of operations.  However, the Company can make no prediction as to the outcome of this matter.  If the cost of CO2 emissions causes purchased electricity and natural gas costs to rise, such increases are expected to be collected through automatic adjustment clauses.  If sales are depressed by higher costs through price elasticity, the RDMs are expected to prevent an earnings impact on the Company.

CRITICAL ACCOUNTING POLICIES

Regulation

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes specific guidance for Regulated Operations.  For additional information regarding regulatory accounting, see Note 2 – “Regulatory Matters.”

Use of Estimates

Preparation of the Consolidated Financial Statements in accordance with GAAP includes the use of estimates and assumptions by management that affect financial results.  Actual results may differ from those estimated; however the methods used by CH Energy Group to prepare estimates have historically produced reliable results.

Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), reserves for uncollectible accounts receivable, other operating reserves, tax reserves, unbilled revenues, and pension and other post-retirement benefits.

Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties.  For Central Hudson, these estimates are subject to change as the result of a future rate proceeding.  Historical changes have not been material to the Company’s financial results.  For Griffith and CHEC’s other subsidiaries, any changes in estimates used for depreciation are not expected to have a material impact on CH Energy Group’s financial results.  The amortization of CH Energy Group’s other intangible assets is discussed in detail below under the caption “Goodwill and Other Intangible Assets.”

During 2010, Central Hudson elected to change its tax return methodology for claiming deductions for incidental repair and maintenance expenditures on its utility assets.  The change accelerates the recognition of the tax deduction from later periods.  Although the Company believes that its methodology for claiming the deduction is consistent with the Internal Revenue Code and case law, it is unclear whether the Internal Revenue Service will accept the entirety of the deduction claimed.  Accordingly, the Company has recorded a reserve based upon the expected outcome on audit.  See Note 4 – “Income Taxes” for further discussion of the tax reserve established.

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

Goodwill and Other Intangible Assets

The balances reflected on CH Energy Group’s Consolidated Balance Sheet at December 31, 2010 and December 31, 2009 for “Goodwill” and “Other intangible assets - net” relate to Griffith.  Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.

In accordance with current accounting guidance related to goodwill and other intangible assets, both goodwill and intangible assets not subject to amortization are tested at least annually for impairment and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit.  In assessing whether an impairment exists, the fair value of the reporting unit is compared to the carrying amount of assets.  Fair value of goodwill is estimated using a weighted average of the discounted cash flow and market approach methodologies. In applying this methodology to the discounted cash flow, reliance is placed on a number of factors, including actual operating results, future business plans, economic projections and market data.  The carrying amount for goodwill was $35.9 million as of December 31, 2010 and $35.7 million as of December 31, 2009.  Historical impairment tests have not resulted in the recognition of any impairment. However, if the operating cash flows of Griffith decline significantly relative to CH Energy Group’s investment in Griffith in the future, the result could be recognition of a future goodwill impairment charge to operations and the amount could be material to CH Energy Group's Consolidated Financial Statements.  However, given the accelerated recovery of $10 million of goodwill as a result of the 2009 divestiture, and the significant excess of fair value over the book value of the Company, Management believes the likelihood of any such write-off is remote.

The most significant assumptions used in the discounted cash flow valuation regarding Griffith’s fair value in connection with goodwill valuations are: (1) detailed five-year cash flow projections, (2) the risk adjusted discount rate, and (3) Griffith’s expected long-term growth rate, which approximates the growth rate imputed from the discrete period cash flow projections on key aspects of the business.  The primary drivers of Griffith's cash flow projections include sales volumes, margin rates and expense inflation, particularly for labor.  The risk adjusted discount rate represents Griffith’s weighted average cost of capital and is established based on (1) the 30 year risk-free rate, which is impacted by events external to Griffith, such as investor expectations regarding economic activity, (2) Griffith’s indicated market rate of return on equity, and (3) the current after-tax rate of return on debt.  In valuing its goodwill for 2010, Griffith used an average risk-adjusted discount rate of 10.4%.  Had the risk-adjusted discount rate been 25 basis points higher, the aggregate estimated fair value of the reporting units would have decreased by $1.2 million, or 1.4%.  In addition, Griffith used an average expected terminal growth rate of 0.5%.  If the expected terminal growth rate was 25 basis points lower, the aggregate estimated fair value of the reporting units would have decreased by $0.8 million, or 0.9%.  Had each year in Griffith’s five-year cash flow projections been lower by 1.0%, the aggregate estimated fair value of the reporting units would have decreased by $0.2 million, or 0.3%.  As of December 31, 2010, the fair value of goodwill as calculated was approximately $34.2 million above its carrying value.

Other intangible assets - net relate to Griffith and are comprised of customer relationships, trademarks and covenants not to compete.  If events indicate that an impairment exists, these assets are tested for impairment by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

In accordance with current accounting guidance, intangible assets that have finite useful lives continue to be amortized over their useful lives.  The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition.  The useful lives of trademarks were estimated to range from 10 to 15 years based upon Management’s assessment of several variables such as brand recognition, Management’s expected use of the trademark, and other factors that may have affected the duration of the trademark’s life.  The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years.  Amortization expense was $2.3 million, $4.0 million and $4.1 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.  The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.2 million.  The weighted average amortization period for all amortizable intangible assets is 15 years. The weighted average amortization periods for customer relationships and covenants not to compete are 15 years and 5 years, respectively.  The estimated useful life of Griffith’s customer relationships is tested annually based on actual experience.  The amortizable life of these assets has not changed since Griffith was acquired.

See Note 6 - “Goodwill and Other Intangible Assets” of this 10-K Annual Report for additional discussion.

Post-Employment Benefits

In accordance with the terms of the 2006, 2009 and 2010 Rate Orders, Central Hudson is authorized to defer any differences between rate allowances and actual costs for both its Retirement and OPEB plans.  As a result, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

Central Hudson’s reported costs of providing non-contributory defined pension benefits as well as certain health care and life insurance benefits for retired employees are dependent upon numerous factors resulting from actual plan experience and assumptions of future plan performance.

The significant assumptions and estimates used to account for the Retirement Plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the pension plan and other post-retirement plan assets, health care cost trend rate, the rate of compensation increase, mortality assumptions and the method of amortizing gains and losses.

For 2010, the Projected Benefit Obligation (“PBO”) for Central Hudson’s Retirement Plan ($500.2 million) and its obligation for OPEB costs ($136.5 million) were determined using 5.3% and 5.2% discount rates, respectively.  These rates were determined using the Citigroup Pension Discount Curve reflecting projected cash flows.  A 0.25% change in the discount rate would affect the projection of the pension PBO by approximately $15.0 million and the OPEB obligation by approximately $4.2 million.  Investment losses in the years 2000 through 2002, and a reduction in the discount rate during that period have resulted in a significant increase in pension and OPEB costs since 2001.  Declines in the market value of the Trust Funds investment portfolio in 2008 resulted in significant future increases in pension costs.  During the years ended December 31, 2010 and 2009, Central Hudson contributed $64.2 million and $22.6 million to its Retirement Plan.  During 2010, the value of the Retirement Plan and OPEB assets increased by $82.7 million and $10.2 million, respectively.  These increases reduced the underfunded status of these plans.  However, the decrease in discount rates from 2009 increased the present value of the plans’ liabilities.  The net effect on the funded status of the plans from the improved financial markets, increased contributions and the lower discount rates was a decrease in the unfunded liability by $49.8 million and $0.9 million, respectively.  A 0.25% change in the discount rate would impact the net periodic benefit cost by $1.5 million for the Retirement Plan and $0.4 million for OPEBs.  Additional contributions will likely become necessary under the terms of the Pension Protection Act of 2006.  Management expects that such contributions will continue to be incorporated in the rate making process over time.  The rate of compensation increase was based on historical and current compensation practices of Central Hudson giving consideration to any anticipated changes in this practice.  Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Retirement Plan strategy.

Central Hudson’s pension and other post-retirement plans’ weighted average asset allocations at December 31, 2010 and 2009, by asset category are as follows:

	Pension Plan		Other Plans
	2010	2009	2010	2009
Equity Securities	54.8%	62.8%	64.4%	64.5%
Debt Securities	44.0%	31.9%	35.5%	34.7%
Alternate Investment	-%	4.6%	-%	-%
Other	1.2%	0.7%	0.1%	0.8%
Total	100.0%	100.0%	100.0%	100.0%

Actuarial gains and losses, which include investment returns and demographic experience which are different than anticipated based on the actuarial assumptions, are amortized in accordance with procedures set forth by the PSC which require the full gain or loss arising each year to be amortized uniformly over ten years.  The net losses are currently $127.1 million, including losses for the years 2001 through 2010.  Therefore, the future annual amortization of these losses will increase pension expense, determined in accordance with current accounting guidance related to pensions, from its current level unless there are offsetting future gains or other offsetting components of pension expense.

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

Calendar Year Performance	2010	2009	2008
Central Hudson Retirement Plan	13.3%	21.2%	(30.0)%
Central Hudson OPEB (1)	14.1%	27.9%	(26.4)%
Central Hudson OPEB (1)	11.8%	24.6%	(25.0)%
(1) OPEB assets are comprised of two separate groups of investment funds.

A 25 basis point decrease in the expected long-term rate of return on Retirement Plan and OPEB assets would have the following impact: increase the net periodic benefit cost by $0.8 million for the pension plan and $0.2 million for OPEBs.  The expected long-term rate of return is reviewed annually in the fourth quarter and updated if the determinants have changed.

The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A 1% change in assumed health care cost trend rates would have the following effects (In Thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for 2010	$516	$(445)
Effect on year-end 2010 post-retirement benefit obligation	$4,738	$(4,191)

See Note 10 - “Post-Employment Benefits” of this 10-K Annual Report for additional discussion.

Accounting for Long-lived Assets

Based on the change in strategy in the fourth quarter of 2010 discussed in the Executive Summary and the marketing efforts related to CHEC’s Lyonsdale and Shirley Wind investments that began later in the quarter, Management believes it is more likely than not that the long-lived assets of these investments will be sold before the end of their previously estimated useful lives.  As of December 31, 2010, Management performed a test to evaluate whether the carrying amount of these assets exceeds the expected undiscounted cash flow from these assets over their estimated remaining useful lives and whether the carrying amount exceeds the estimated fair value of these assets, which would require the recognition of an impairment.

For Lyonsdale, Management performed the test using bids received from several parties in early 2011.  Management believes these proposals represent a market participant’s fair value of the investment.  The current proposals indicate it is unlikely that CHEC will receive book value under such sale.  Accordingly, Management recorded a pre-tax impairment of $2.1 million ($1.3 million after-tax impact on earnings) as of December 31, 2010, based on the amount by which the carrying amount exceeded the fair value of these assets.  Management cannot predict the final outcome of the sale process.

For Shirley Wind, Management estimated the future cash flows from internal data and from indicative bids received in January 2011 as part of the on-going marketing efforts.  No impairment was indicated by either of these analyses.  However, Management cannot predict the final outcome of the sale process.

The remaining renewable energy investments will be evaluated in 2011 to determine if an opportunity exists to divest these investments in a manner that maximizes shareholder value.  Management cannot predict the outcome of this market analysis.  However, Management has reviewed CH-Auburn and CH-Greentree as of December 31, 2010 based on an undiscounted cash flow analysis of operations and does not believe these assets are impaired.

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

ITEM 7A - Quantitative and Qualitative Disclosure About Market Risk

The practices employed by CH Energy Group and Central Hudson to mitigate risks discussed below continue to operate effectively.  For related discussion on this activity, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity,” Note 14 - “Accounting for Derivative Instruments and Hedging Activities” and Note 9 - "Long-Term Debt" within this 10-K Annual Report.

The primary market risks for CH Energy Group and its subsidiaries and investments are commodity price risk and interest rate risk.  Commodity price risk, related primarily to purchases of natural gas, electricity, and petroleum products for resale to retail customers, is mitigated in several different ways.  Central Hudson, as authorized by the PSC, collects its actual purchased electricity and purchased natural gas costs from its customers through cost adjustment clauses in its rates.  These adjustment clauses provide for the collection of costs, including risk management and working capital costs, to reflect the actual costs incurred in obtaining supply.  Risk management costs are defined by the PSC as “costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers.  These costs include transaction costs and gains and losses associated with risk management instruments.”  Depending on market conditions, Central Hudson may enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities.  Central Hudson also uses natural gas storage facilities, which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season.  Griffith may increase the prices charged for the commodities it sells in response to changes in costs; however, its ability to raise prices is generally limited by what the competitive market in which it participates will bear.

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

The use of derivative instruments for hedging purposes is discussed in more detail in Note 14 -“Accounting for Derivative Instruments and Hedging Activities,” which incorporates sensitivity analysis for each type of derivative instrument.

Interest rate risk affects Central Hudson but is managed through the issuance of fixed-rate debt with varying maturities and of variable rate debt for which interest is reset on a periodic basis to reflect current market conditions.  In the case of Central Hudson’s variable rate debt, the difference between costs associated with actual variable interest rates and costs embedded in customer rates is deferred for eventual refund to or recovery from customers.  The variability in interest rates is also managed with the use of a derivative financial instrument known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism.  Central Hudson replaced an expiring rate cap, effective April 1, 2010, with two one-year rate cap agreements covering certain issues of variable rate 1999 NYSERDA Bonds and a two-year rate cap covering another issue of such debt.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of the 1999 NYSERDA Bonds.  The interest rate caps are evaluated quarterly and Central Hudson, under the terms of all three caps, would receive a payout for a particular series if the variable rate for the bonds of that series reset at rates above 5.0%.  All three rate cap agreements were made with KeyBank National Association.  Please refer to Note 9 - “Capitalization - Long-Term Debt,” Note 15 - “Fair Value Measurements” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity” for additional disclosure related to long-term debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CH Energy Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying CH Energy Group Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York
February 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central Hudson Gas & Electric Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation (the "Company") at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Central Hudson Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York
February 10, 2011

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, Management determined that, as of December 31, 2010, the Corporation maintained effective internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT	CHRISTOPHER M. CAPONE
Chairman of the Board,	Executive Vice President
President, and	and Chief Financial Officer
Chief Executive Officer

February 10, 2011

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, Management determined that, as of December 31, 2010, the Corporation maintained effective internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

STEVEN V. LANT	CHRISTOPHER M. CAPONE
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

February 10, 2011

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Operating Revenues
Electric	$563,139	$536,170	$608,161
Natural gas	156,795	174,137	189,546
Competitive business subsidiaries:
Petroleum products	220,518	193,288	312,764
Other	31,853	27,994	28,730
Total Operating Revenues	972,305	931,589	1,139,201
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	250,816	265,885	371,828
Purchased natural gas	75,189	107,221	129,649
Purchased petroleum	182,753	151,411	268,536
Other expenses of operation - regulated activities	224,955	194,383	167,805
Other expenses of operation - competitive business subsidiaries	53,301	54,338	57,355
Impairment on long-lived assets	2,116	-	-
Depreciation and amortization	40,048	37,703	35,258
Taxes, other than income tax	45,222	40,249	37,818
Total Operating Expenses	874,400	851,190	1,068,249
Operating Income	97,905	80,399	70,952
Other Income and Deductions
(Loss) income from unconsolidated affiliates	(318)	228	568
Interest on regulatory assets and other interest income	5,487	5,924	4,667
Impairment of investments	(11,408)	(1,299)	-
Regulatory adjustments for interest costs	(1,105)	(1,366)	766
Business development costs	(1,809)	(2,012)	(1,589)
Other - net	(1,508)	(1,259)	851
Total Other Income (Deductions)	(10,661)	216	5,263
Interest Charges
Interest on long-term debt	22,973	20,999	20,518
Interest on regulatory liabilities and other interest	6,115	4,797	3,774
Total Interest Charges	29,088	25,796	24,292

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	58,156	54,819	51,923
Income Taxes	18,954	20,392	19,314
Net Income from Continuing Operations	39,202	34,427	32,609

Discontinued Operations
Income from discontinued operations before tax	-	6,073	6,060
Gain from sale of discontinued operations	-	10,767	-
Income tax from discontinued operations	-	6,989	2,515
Net Income from Discontinued Operations	-	9,851	3,545

Net Income	39,202	44,278	36,154

Net income (loss) attributable to non-controlling interest:
Non-controlling interest in subsidiary	(272)	(176)	103
Dividends declared on Preferred Stock of subsidiary	970	970	970
Net income attributable to CH Energy Group	38,504	43,484	35,081

Dividends declared on Common Stock	34,161	34,119	34,086
Change in Retained Earnings	$4,343	$9,365	$995

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME  (CONT'D)
(In Thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Common Stock:
Average shares outstanding - Basic	15,785	15,775	15,768
Average shares outstanding - Diluted	15,952	15,881	15,805

Income from continuing operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$2.44	$2.13	$2.00
Earnings per share - Diluted	$2.41	$2.12	$2.00

Income from discontinued operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$-	$0.63	$0.22
Earnings per share - Diluted	$-	$0.62	$0.22

Amounts attributable to CH Energy Group common shareholders
Earnings per share - Basic	$2.44	$2.76	$2.22
Earnings per share - Diluted	$2.41	$2.74	$2.22
Dividends Declared Per Share	$2.16	$2.16	$2.16

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Net Income	$39,202	$44,278	$36,154

Other Comprehensive Income:
Fair value of cash flow hedges:
Unrealized gains/(loss) - net of tax of $0, $7 and ($318)	-	(10)	477
Reclassification for (gains)/losses realized in net income - net of tax of $22, ($29) and $806	(34)	44	(1,208)
Net unrealized gains/(loss) on investments held by equity method investees - net of tax of ($206), ($63) and $258	309	95	(387)

Other comprehensive income (loss)	275	129	(1,118)

Comprehensive Income	39,477	44,407	35,036

Comprehensive income attributable to non-controlling interest	698	794	1,073

Comprehensive income attributable to CH Energy Group	$38,779	$43,613	$33,963

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$39,202	$44,278	$36,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,156	35,399	33,292
Amortization	3,892	5,146	5,006
Deferred income taxes - net	30,858	15,514	13,933
Bad debt expense	4,692	11,515	12,470
Impairment of investments	11,408	1,299	-
Impairment on long-lived assets	2,116	-	-
Distributed (undistributed) equity in earnings of unconsolidated affiliates	863	829	756
Pension expense	29,345	20,282	12,377
Other post-employment benefits ("OPEB") expense	6,940	8,346	9,844
Regulatory liability - rate moderation	(16,789)	(9,915)	(5,954)
Revenue decoupling mechanism recorded	(3,843)	(5,789)	-
Regulatory asset amortization	4,497	4,541	4,299
Gain on sale of assets	-	(10,778)	(143)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(10,033)	6,854	(7,071)
Fuel, materials and supplies	(563)	9,187	(2,857)
Special deposits and prepayments	(1,493)	(305)	6,809
Income and other taxes	19,870	(2,304)	-
Accounts payable	11,138	(3,875)	8,458
Accrued interest	331	168	(621)
Customer advances	(3,141)	1,839	7,397
Pension plan contribution	(64,805)	(23,124)	(13,027)
OPEB contribution	(4,800)	(3,485)	(4,200)
Revenue decoupling mechanism collected	5,049	759	-
Regulatory asset - storm deferral	(19,667)	-	-
Regulatory asset - manufactured gas plant ("MGP") site remediation	(12,216)	(2,278)	(2,834)
Regulatory asset - Temporary State Assessment	1,445	(10,947)	-
Deferred natural gas and electric costs	(2,709)	14,321	(12,453)
Other - net	19,207	18,898	8,620
Net cash provided by operating activities	86,950	126,375	110,255

Investing Activities:
Proceeds from sale of short-term investments	-	-	3,545
Proceeds from sale of assets	82	74,659	261
Additions to utility and other property and plant	(103,111)	(123,132)	(84,198)
Acquisitions made by competitive business subsidiaries	(743)	-	(9,262)
Other - net	(4,797)	(7,249)	1,012
Net cash used in investing activities	(108,569)	(55,722)	(88,642)

Financing Activities:
Redemption of long-term debt	(106,150)	(20,000)	-
Proceeds from issuance of long-term debt	122,150	74,000	30,000
Borrowings (repayments) of short-term debt - net	-	(35,500)	(7,000)
Dividends paid on Common Stock	(34,164)	(34,107)	(34,081)
Dividends paid on Preferred Stock of subsidiary	(970)	(970)	(970)
Shares repurchased	(1,465)	-	-
Other - net	(1,798)	(465)	(1,050)
Net cash used in financing activities	(22,397)	(17,042)	(13,101)

Net Change in Cash and Cash Equivalents	(44,016)	53,611	8,512
Cash and Cash Equivalents at Beginning of Period	73,436	19,825	11,313
Cash and Cash Equivalents at End of Period	$29,420	$73,436	$19,825

Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,462	$21,548	$22,633
Federal and state taxes paid	$21,210	$30,148	$10,029
Additions to plant included in liabilities	$4,125	$2,235	$17,876

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

	December 31,
	2010	2009
ASSETS
Utility Plant
Electric	$963,261	$908,807
Natural gas	292,358	281,139
Common	142,255	139,754
Gross Utility Plant	1,397,874	1,329,700

Less: Accumulated depreciation	395,776	375,434
Net	1,002,098	954,266

Construction work in progress	52,607	58,120
Net Utility Plant	1,054,705	1,012,386

Non-Utility Property & Plant
Griffith non-utility property & plant	29,881	27,951
Other non-utility property & plant	64,059	37,654
Gross Non-Utility Property & Plant	93,940	65,605

Less: Accumulated depreciation - Griffith	20,519	18,619
Less: Accumulated depreciation - other	5,108	3,333
Net Non-Utility Property & Plant	68,313	43,653

Current Assets
Cash and cash equivalents	29,420	73,436
Accounts receivable from customers - net of allowance for doubtful accounts of $6.7 million and $7.7 million, respectively	99,402	94,526
Accrued unbilled utility revenues	16,233	14,159
Other receivables	8,006	6,612
Fuel, materials and supplies	25,447	24,841
Regulatory assets	96,491	59,993
Income tax receivable	2,802	1,863
Fair value of derivative instruments	146	741
Special deposits and prepayments	22,869	21,290
Accumulated deferred income tax	-	300
Total Current Assets	300,816	297,761

Deferred Charges and Other Assets
Regulatory assets - pension plan	142,647	168,705
Regulatory assets - other	83,678	83,691
Goodwill	35,940	35,651
Other intangible assets - net	12,867	14,813
Unamortized debt expense	4,774	5,094
Investments in unconsolidated affiliates	6,681	8,698
Other investments	12,883	10,812
Other	5,971	16,619
Total Deferred Charges and Other Assets	305,441	344,083
Total Assets	$1,729,275	$1,697,883

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D)
(In Thousands)

	December 31,
	2010	2009
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 15,799,262 shares and 15,804,562 shares outstanding, respectively	$1,686	$1,686
Paid-in capital	350,360	350,367
Retained earnings	230,342	225,999
Treasury stock - 1,062,825 shares and 1,057,525 shares, respectively	(44,887)	(44,406)
Accumulated other comprehensive income	459	184
Capital stock expense	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	537,632	533,502
Non-controlling interest in subsidiary	172	1,385
Total Equity	537,804	534,887
Preferred Stock of subsidiary	21,027	21,027
Long-term debt	502,959	463,897
Total Capitalization	1,061,790	1,019,811
Current Liabilities
Current maturities of long-term debt	941	24,000
Accounts payable	57,059	43,197
Accrued interest	6,398	6,067
Dividends payable	8,774	8,777
Accrued vacation and payroll	6,663	6,192
Customer advances	19,309	22,450
Customer deposits	7,727	8,579
Regulatory liabilities	18,596	29,974
Fair value of derivative instruments	13,183	13,837
Accrued environmental remediation costs	2,233	17,399
Deferred revenues	4,650	4,725
Accumulated deferred income tax	6,052	-
Other	18,961	17,814
Total Current Liabilities	170,546	203,011
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	6,976	1,521
Regulatory liabilities - other	99,793	91,457
Operating reserves	3,187	4,756
Fair value of derivative instruments	11,698	-
Accrued environmental remediation costs	4,312	6,375
Accrued OPEB costs	45,367	46,241
Accrued pension costs	102,555	152,383
Tax reserve	11,486	-
Other	16,967	14,245
Total Deferred Credits and Other Liabilities	302,341	316,978
Accumulated Deferred Income Tax	194,598	158,083
Commitments and Contingencies
Total Capitalization and Liabilities	$1,729,275	$1,697,883

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2007	16,862,087	$1,686	(1,100,087)	$(46,252)	$351,230	$(328)	$215,639	$1,173	$1,345	$524,493
Comprehensive Income:
Net income							36,051		103	36,154
Dividends declared on Preferred Stock of subsidiary							(970)			(970)
Change in fair value:
Derivative instruments								477		477
Investments								(387)		(387)
Reclassification adjustments for gains recognized in net income								(1,208)		(1,208)
Dividends declared on common stock							(34,086)			(34,086)
Treasury shares activity - net			21,083	866	(357)					509
Balance at December 31, 2008	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$1,448	$524,982
Comprehensive Income:
Net income							44,454		(176)	44,278
Dividends declared on Preferred Stock of subsidiary							(970)			(970)
Capital Contributions									213	213
Capital Distributions									(100)	(100)
Change in fair value:
Derivative instruments								(10)		(10)
Investments								95		95
Reclassification adjustments for losses recognized in net income								44		44
Dividends declared on common stock							(34,119)			(34,119)
Treasury shares activity - net			21,479	980	(506)					474
Balance at December 31, 2009	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887
Comprehensive Income:
Net income							39,474		(272)	39,202
Dividends declared on Preferred Stock of subsidiary							(970)			(970)
Capital Contributions									172	172
Purchase of equity units from non-controlling interest					(89)				(1,113)	(1,202)
Change in fair value:
Investments								309		309
Reclassification adjustments for gains recognized in net income								(34)		(34)
Dividends declared on common stock							(34,161)			(34,161)
Treasury shares activity - net			(5,300)	(481)	82					(399)
Balance at December 31, 2010	16,862,087	$1,686	(1,062,825)	$(44,887)	$350,360	$(328)	$230,342	$459	$172	$537,804

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Revenues
Electric	$563,139	$536,170	$608,161
Natural gas	156,795	174,137	189,546
Total Operating Revenues	719,934	710,307	797,707

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	246,116	261,003	365,827
Purchased natural gas	75,189	107,221	129,649
Other expenses of operation	224,955	194,383	167,805
Depreciation and amortization	33,815	32,094	29,812
Taxes, other than income tax	44,549	39,268	37,270
Total Operating Expenses	624,624	633,969	730,363

Operating Income	95,310	76,338	67,344

Other Income and Deductions
Interest on regulatory assets and other interest income	5,474	5,030	3,171
Regulatory adjustments for interest costs	(1,105)	(1,366)	766
Other - net	(1,087)	(1,199)	656
Total Other Income	3,282	2,465	4,593

Interest Charges
Interest on long-term debt	19,745	18,830	20,518
Interest on regulatory liabilities and other interest	6,103	6,055	4,908
Total Interest Charges	25,848	24,885	25,426

Income Before Income Taxes	72,744	53,918	46,511

Income Taxes	26,626	21,142	19,273

Net Income	46,118	32,776	27,238

Dividends Declared on Cumulative Preferred Stock	970	970	970

Income Available for Common Stock	$45,148	$31,806	$26,268

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Net Income	$46,118	$32,776	$27,238
Other Comprehensive Income	-	-	-
Comprehensive Income	$46,118	$32,776	$27,238

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$46,118	$32,776	$27,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,200	30,949	28,922
Amortization	1,615	1,145	890
Deferred income taxes - net	34,119	20,010	11,375
Bad debt expense	3,940	8,833	7,892
Pension expense	29,345	20,282	12,377
OPEB expense	6,940	8,346	9,844
Regulatory liability - rate moderation	(16,789)	(9,915)	(5,954)
Revenue decoupling mechanism recorded	(3,843)	(5,789)	-
Regulatory asset amortization	4,497	4,541	4,299
Loss on sale of property and plant	-	25	-
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(9,052)	3,785	(13,205)
Fuel, materials and supplies	1,278	9,810	(6,845)
Special deposits and prepayments	1,211	364	5,952
Income and other taxes	35,609	(10,793)	(3,202)
Accounts payable	8,659	(7,325)	13,656
Accrued interest	330	(258)	(232)
Customer advances	(1,249)	5,428	(1,268)
Pension plan contribution	(64,805)	(23,124)	(13,027)
OPEB contribution	(4,800)	(3,485)	(4,200)
Revenue decoupling mechanism collected	5,049	759	-
Regulatory asset - storm deferral	(19,667)	-	-
Regulatory asset - MGP site remediation	(12,216)	(2,278)	(2,834)
Regulatory asset - Temporary State Assessment	1,445	(10,947)	-
Deferred natural gas and electric costs	(2,709)	14,321	(12,453)
Other - net	21,886	20,051	8,865
Net cash provided by operating activities	99,111	107,511	68,090

Investing Activities:
Additions to utility plant	(72,375)	(99,756)	(78,931)
Other - net	(4,130)	(7,489)	(1,276)
Net cash used in investing activities	(76,505)	(107,245)	(80,207)

Financing Activities:
Redemption of long-term debt	(106,150)	(20,000)	-
Proceeds from issuance of long-term debt	122,150	24,000	30,000
Borrowings (repayments) of short-term debt - net	-	(25,500)	(17,000)
Additional paid-in capital	-	25,000	-
Dividends paid to parent - CH Energy Group	(31,000)	-	-
Dividends paid on cumulative Preferred Stock	(970)	(970)	(970)
Other - net	(1,798)	(467)	(1,050)
Net cash (used in) provided by financing activities	(17,768)	2,063	10,980

Net Change in Cash and Cash Equivalents	4,838	2,329	(1,137)
Cash and Cash Equivalents - Beginning of Period	4,784	2,455	3,592
Cash and Cash Equivalents - End of Period	$9,622	$4,784	$2,455

Supplemental Disclosure of Cash Flow Information:
Interest paid	$20,002	$19,672	$22,080
Federal and state taxes paid	$15,656	$29,764	$11,355
Additions to plant included in liabilities	$4,125	$1,619	$17,876

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET
(In Thousands)

	December 31,
	2010	2009
ASSETS
Utility Plant
Electric	$963,261	$908,807
Natural gas	292,358	281,139
Common	142,255	139,754
Gross Utility Plant	1,397,874	1,329,700

Less: Accumulated depreciation	395,776	375,434
Net	1,002,098	954,266

Construction work in progress	52,607	58,120
Net Utility Plant	1,054,705	1,012,386

Non-Utility Property and Plant	681	681
Less: Accumulated depreciation	35	33
Net Non-Utility Property and Plant	646	648

Current Assets
Cash and cash equivalents	9,622	4,784
Accounts receivable from customers - net of allowance for doubtful accounts of $5.3 million and $5.8 million, respectively	67,185	68,328
Accrued unbilled utility revenues	16,233	14,159
Other receivables	10,328	3,025
Fuel, materials and supplies - at average cost	20,027	21,305
Regulatory assets	96,491	59,993
Income tax receivable	-	10,706
Fair value of derivative instruments	34	393
Special deposits and prepayments	17,184	18,304
Total Current Assets	237,104	200,997

Deferred Charges and Other Assets
Regulatory assets - pension plan	142,647	168,705
Regulatory assets - other	83,678	83,691
Unamortized debt expense	4,774	5,094
Other investments	12,511	10,543
Other	3,009	3,536
Total Deferred Charges and Other Assets	246,619	271,569

Total Assets	$1,539,074	$1,485,600

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D)
(In Thousands)

	December 31,
	2010	2009
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311
Paid-in capital	199,980	199,980
Retained earnings	164,898	150,750
Capital stock expense	(4,961)	(4,961)
Total Equity	444,228	430,080

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027

Long-term debt	453,900	413,897
Total Capitalization	919,155	865,004

Current Liabilities
Current maturities of long-term debt	-	24,000
Accounts payable	43,452	32,069
Accrued interest	5,967	5,637
Dividends payable - Preferred Stock	242	242
Accrued vacation and payroll	5,484	5,046
Customer advances	13,753	15,002
Customer deposits	7,654	8,504
Regulatory liabilities	18,596	29,974
Fair value of derivative instruments	13,183	13,553
Accrued environmental remediation costs	1,396	16,982
Accrued income taxes	113	-
Accumulated deferred income tax	9,439	1,883
Other	13,275	8,761
Total Current Liabilities	132,554	161,653

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	6,976	1,521
Regulatory liabilities - other	99,793	91,457
Operating reserves	2,068	3,503
Fair value of derivative instruments	11,698	-
Accrued environmental remediation costs	1,849	3,248
Accrued OPEB costs	45,367	46,241
Accrued pension costs	102,555	152,383
Tax reserve	11,486	-
Other	16,109	13,495
Total Deferred Credits and Other Liabilities	297,901	311,848

Accumulated Deferred Income Tax	189,464	147,095

Commitments and Contingencies

Total Capitalization and Liabilities	$1,539,074	$1,485,600

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2007	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$92,676	$-	$347,006
Net income							27,238		27,238
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							-		-
Balance at December 31, 2008	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$118,944	$-	$373,274
Net income							32,776		32,776
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							-		-
Additional Paid-in Capital					25,000				25,000
Balance at December 31, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080
Net income							46,118		46,118
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							(31,000)		(31,000)
Balance at December 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$164,898	$-	$444,228

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Summary of Significant Accounting Policies

Organization

CH Energy Group, Inc. (“CH Energy Group”) is the holding company parent corporation of Central Hudson Gas & Electric Corporation (“Central Hudson”) and Central Hudson Enterprises Corporation (“CHEC”).  Central Hudson and CHEC are each wholly owned by CH Energy Group.  Their businesses are comprised of a regulated electric utility and regulated natural gas utility, fuel distribution, and investments in renewable energy projects.

CHEC’s wholly owned subsidiaries include:  Griffith Energy Service, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree”), CH-Lyonsdale, LLC (“CH-Lyonsdale”), Lyonsdale Biomass, LLC (“Lyonsdale”) and CH Shirley Wind, LLC (“CH Shirley”).

On October 1, 2010, CHEC purchased the minority owner’s 25% interest in Lyonsdale Biomass, LLC (“Lyonsdale”) and now is the 100% owner.  The operating results of Lyonsdale are consolidated in the financial statements of CH Energy Group.  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008 includes the minority owner’s proportionate share of the income and equity of Lyonsdale prior to this purchase.

On December 15, 2009, CH Shirley purchased a 90% interest in Shirley Wind (Delaware), LLC (“Shirley Delaware”).  The operating results of Shirley Delaware are consolidated in the financial statements of CH Energy Group.  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements for the year ended December 31, 2010 and 2009 includes the minority owner’s proportionate share of the income and equity of Shirley Delaware.

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

Basis of Presentation

This Annual Report on Form 10-K is a combined report of CH Energy Group and Central Hudson.  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CHEC.  Operating results of Griffith, CH-Auburn, CH-Greentree, CH Shirley and Lyonsdale are consolidated in the Consolidated Financial Statements of CH Energy Group.  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Shirley Delaware for 2010 and 2009 and Lyonsdale for 2010, 2009 and 2008 prior to the purchase of the minority owner’s interest.  Intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

Preparation of the financial statements in accordance with GAAP includes the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  As with all estimates, actual results may differ from those estimated.  Expense items most affected by the use of estimates are depreciation and amortization (including amortization of intangible assets), reserves for uncollectible accounts receivable, tax reserves, other operating reserves, unbilled revenues, and pension and other post-retirement benefits.  Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in this Note under the caption “Depreciation and Amortization”).  Amortizable intangible assets include customer relationships related to Griffith, which are amortized based on an assessment of customer attrition as described in Note 6 - “Goodwill and Other Intangible Assets.”

Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including special collection issues.  In the current year, the decrease in the allowance for doubtful accounts reflects the impact of stable energy prices and the improvement in the local unemployment rate, along with enhanced collection efforts.  The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims.  Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month.  The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained.  Estimated unbilled revenues are reported as current assets, and include amounts recorded both in revenues and as regulatory liabilities.  Revenues for 2010, 2009 and 2008 include an estimate for unbilled revenues of $10.1 million, $8.9 million and $8.2 million, respectively.  Pursuant to regulatory requirements, a portion of unbilled revenue is offset by a regulatory liability and is not included in revenues.  The portion of unbilled revenues offset by a regulatory liability at December 31, 2010, 2009 and 2008 was $6.1 million, $5.2 million and $4.4 million, respectively.

During 2010, Central Hudson elected to change its tax return methodology for claiming deductions for incidental repair and maintenance expenditures on its utility assets.  The change accelerates the recognition of the tax deduction from later periods.  Although the Company believes that its methodology for claiming the deduction is consistent with the Internal Revenue Code and case law, it is unclear whether the Internal Revenue Service will accept the entirety of the deduction claimed.  Accordingly, the Company has recorded a reserve based upon the expected outcome on audit.  See Note 4 – “Income Taxes” for further discussion of the tax reserve established.

The significant assumptions and estimates used to account for the pension plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the retirement plan and post-retirement plan assets, the rate of compensation increase, the healthcare cost trend rate, mortality assumptions, and the method of amortizing gains and losses.  For more information of the significant assumptions and estimates, see Note 10 – “Post-Employment Benefits.”

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

Central Hudson’s tariffs for retail electric and natural gas service include purchased electricity and purchased natural gas cost adjustment clauses by which electric and natural gas rates are adjusted to collect the actual purchased electricity and purchased natural gas costs incurred in providing these services.

Effective July 1, 2009 and continuing in the 2010 Rate Order, Central Hudson’s delivery rate structure includes revenue decoupling mechanisms (“RDMs”), which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.

Revenue Recognition

Central Hudson records revenue on the basis of meters read.  In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month.  The estimate covers 30 days subsequent to the meter-read date.  As of December 31, 2010, and 2009, the portion of estimated electric unbilled revenues that is unrecognized in accordance with current regulatory agreements were $12.1 million and $10.1 million, respectively.  The full amount of estimated natural gas unbilled revenues are recognized on the Consolidated Balance Sheet.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Griffith records revenue when products are delivered to customers or services have been rendered.  Deferred revenues include unamortized payments from fuel oil burner maintenance and tank service agreements, as well as fees paid by customers for price-protected programs.  These agreements require a one-time payment from the customer at inception of the agreements.  CH Energy Group’s deferred revenue balances as of December 31, 2010 and 2009 were $4.7 million, respectively.  The deferred revenue balance will be recognized in competitive business subsidiaries’ operating revenues over the 12-month term of the respective customer contract.

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

Fuel, Materials and Supplies

Fuel, materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method
Central Hudson and Lyonsdale	Average cost
Griffith and CH-Auburn	FIFO

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group

	December 31,
	2010	2009
Natural gas	$10,809	$12,020
Petroleum products and propane	3,831	2,583
Fuel used in electric generation	820	480
Materials and supplies	9,987	9,758
Total	$25,447	$24,841

Central Hudson

	December 31,
	2010	2009
Natural gas	$10,809	$12,020
Petroleum products and propane	519	547
Fuel used in electric generation	271	308
Materials and supplies	8,428	8,430
Total	$20,027	$21,305

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

The following summarizes the type and amount of assets included in the electric, natural gas, and common categories of Central Hudson’s utility plant balances (In Thousands):

	Estimated	Utility Plant
	Depreciable	December 31,
	Life in Years	2010	2009
Electric
Production	25-75	$34,222	$33,837
Transmission	28-70	220,051	209,381
Distribution	7-80	707,981	664,641
Other	37	1,007	948
Total		$963,261	$908,807

Natural Gas
Production	25-60	$5,677	$5,464
Transmission	18-70	45,992	45,016
Distribution	25-70	240,247	230,217
Other	N/A	442	442
Total		$292,358	$281,139

Common
Land and Structures	50	$56,324	$55,579
Office and Other Equipment, Radios and Tools	8-35	37,658	35,566
Transportation Equipment	10-12	39,904	41,450
Other	5	8,369	7,159
Total		$142,255	$139,754

Allowance For Funds Used During Construction

Central Hudson’s regulated utility plant includes AFUDC, which is defined as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used.  The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income.  The AFUDC rate was 3.00% in 2010, 1.00% in 2009, and 3.00% in 2008.  The amounts recorded for borrowed funds for the years 2010, 2009, and 2008 are $0.2 million, $0.2 million, and $0.6 million, respectively.  In 2010, $0.3 million was recorded for the equity component of AFUDC.  There were no equity components of AFUDC in 2009 or 2008.

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

Current accounting guidance related to asset retirement, precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  In accordance with current accounting guidance for Regulated Operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  Central Hudson has classified $46.9 million and $47.0 million of net cost of removal as a regulatory liability as of December 31, 2010 and 2009, respectively.

Central Hudson performs depreciation studies periodically and, upon approval by the PSC, adjusts the depreciation rates of its various classes of depreciable property.  Central Hudson’s composite rates for depreciation were 2.74% in 2010, 2.75% in 2009, and 2.74% in 2008 of the original average cost of depreciable property.  The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 28.5% in 2010, 28.4% in 2009, and 29.4% in 2008.

For financial statement purposes, depreciation provisions at Griffith and CHEC’s other subsidiaries are computed on the straight-line method using depreciation rates based on the estimated useful lives of the depreciable property and equipment.  Expenditures for major renewals and betterments, which extend the useful lives of property and equipment are capitalized.  Expenditures for maintenances and repairs are charged to expense when incurred.  Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

See Note 6 - “Goodwill and Other Intangible Assets” for further discussion of amortization of intangibles (other than goodwill).

Research and Development

Central Hudson is engaged in the conduct and support of research and development (“R&D”) activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy.  Central Hudson’s R&D expenditures were $3.1 million in 2010 and $3.9 million in both 2009 and 2008.  These expenditures were for internal research programs and for contributions to research administered by New York State Energy Research and Development Authority (“NYSERDA”), the Electric Power Research Institute, and other industry organizations.  R&D expenditures are provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service, with any differences between R&D expense and the rate allowances deferred for future recovery from or return to customers.

Income Tax

CH Energy Group and its subsidiaries file consolidated federal and state income tax returns.  Income taxes are deferred under the asset and liability method in accordance with current accounting guidance for income taxes, resulting in deferred income taxes for all differences between the financial statement and the tax basis of assets and liabilities.  Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues.  For federal and state income tax purposes, CH Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets.  Deferred investment tax credits are amortized over the estimated life of the properties giving rise to the credits.  For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under Article 9-A of the New York State Tax Law.  CHEC, Griffith, Shirley Delaware and Lyonsdale file state income tax returns in those states in which they conduct business.  For more information, see Note 4 - “Income Tax.”

Equity-Based Compensation

CH Energy Group has an equity-based employee compensation plan that is described in Note 11 - “Equity-Based Compensation.”

Earnings Per Share

The following table presents CH Energy Group’s basic and diluted earnings per share included on the Consolidated Statement of Income (In Thousands except Earnings Per Share):

	Year Ended December 31,
	2010			2009			2008
	Avg.	Net	Earnings	Avg.	Net	Earnings	Avg.	Net	Earnings
	Shares	Income	Per Share	Shares	Income	Per Share	Shares	Income	Per Share
Earnings attributable to Common Stock - continuing operations		$38,504			$33,633			$31,536
Earnings attributable to Common Stock - discontinued operations		$-			$9,851			$3,545
Average number of common shares outstanding - basic - continuing operations	15,785		$2.44	15,775		$2.13	15,768		$2.00
Average number of common shares outstanding - basic - discontinued operations	-		$-	15,775		$0.63	15,768		$0.22
Average dilutive effect of:
Stock options(1) (2)	-	$-	$-	-	$1	$-	-	$(1)	$-
Performance shares(2)	119	$-	$0.02	65	$-	$0.01	25	$-	$-
Restricted shares(2)	48	$-	$0.01	41	$-	$0.01	12	$-	$-
Average number of common shares outstanding - diluted	15,952	$38,504	$2.41	15,881	$43,485	$2.74	15,805	$35,080	$2.22

(1)
For 2010, 2009 and 2008, certain stock options have been excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock shares for each of the years presented.  The number of Common Stock shares represented by the options excluded from the above calculation were 16,620 shares for 2010, 17,420 shares for 2009 and 39,980 shares for 2008.

(2)	See Note 11 - “Equity-Based Compensation” for additional information regarding stock options, performance shares and restricted shares.

Related Party Transactions

Thompson Hine LLP serves as outside counsel to CH Energy Group and Central Hudson.  Prior to becoming Executive Vice President and General Counsel of CH Energy Group on October 1, 2009, John E. Gould was a partner in the law firm Thompson Hine LLP, while serving as Secretary of each corporation.  In addition, one partner in that firm served as Assistant Secretary of each corporation during the year.  CH Energy Group and Central Hudson paid combined legal fees to Thompson Hine LLP of $2.1 million in 2010, $3.3 million in 2009, and $3.6 million in 2008.

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

(In Thousands)

	December 31, 2010
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges	$33,750	$9,409
Certain equipment supply and construction agreements	$1,722	$986

(1)	Balances included in CH Energy Group's Consolidated Balance Sheet

Management is not aware of any existing condition that would require payment under the guarantees.

Product Warranties

Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties.  CH Energy Group’s approximate aggregate potential liability for product warranties at both December 31, 2010 and 2009 was $0.1 million.  CH Energy Group’s liability for these product warranties were determined by accruing the present value of future estimated warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Common Stock Dividends

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of December 31, 2010, Central Hudson would be able to pay a maximum of $38.5 million in dividends to CH Energy Group without violating the restrictions by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  During the year ended December 31, 2010, Central Hudson declared and paid dividends of $31.0 million to CH Energy Group.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

On December 16, 2010, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable February 1, 2011, to shareholders of record as of January 10, 2011.

NOTE 2 – Regulatory Matters

Effective June 30, 1998 (and amended March 7, 2000), the PSC approved a settlement agreement (the “Settlement Agreement”) between Central Hudson, PSC staff and certain other parties.

The Settlement Agreement included the following major provisions which survived its expiration date: (i) certain limitations on ownership of electric generation facilities by Central Hudson and its affiliates in Central Hudson’s franchise territory; (ii) standards of conduct in transactions between Central Hudson, CH Energy Group, and any other subsidiaries of CH Energy Group (such as CHEC and Griffith); (iii) prohibitions against Central Hudson making loans to CH Energy Group or any other subsidiary of CH Energy Group and against Central Hudson guaranteeing debt of CH Energy Group or any other subsidiary of CH Energy Group; (iv) limitations on the transfer of Central Hudson employees to CH Energy Group or other CH Energy Group subsidiaries; (v) certain dividend payment restrictions on Central Hudson; and (vi) treatment of savings up to the amount of an acquisition’s or merger’s premium or costs flowing from a merger with another utility company.

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

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	December 31,
	2010		2009
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$30,320		$27,610
Deferred unrealized losses on derivatives	24,847		13,160
PSC General and Temporary State Assessment and carrying charges	9,891		11,186
RDM	3,966		5,121
Residual natural gas deferred balances	4,554		2,825
Deferred storm costs and carrying charges	19,985		-
Uncollectible deferral and carrying charges	2,638		-
Other	290		91
	96,491		59,993
Long-term:
Deferred pension costs	142,647	(1)	168,705	(2)
Carrying charges - pension reserve	1,144	(1)	1,297	(2)
Deferred and accrued costs - MGP site remediation and carrying charges	10,364		20,530	(2)
Deferred debt expense on re-acquired debt	6,084		4,874
Deferred Medicare Subsidy taxes	6,740		-
Residual natural gas deferred balances and carrying charges	14,121	(1)	17,583
Income taxes recoverable through future rates	35,903	(1)	28,658
Uncollectible deferral and carrying charges	-	(1)	3,360
Other	9,322	(1)	7,389	(2)
	226,325		252,396
Total Regulatory Assets	$322,816		$312,389

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve and carrying charges	$7,366		$19,296
Income taxes refundable through future rates	5,128		5,456
Deferred unbilled gas revenues	6,102		5,222
	18,596		29,974
Long-term:
Customer benefit fund	3,468		3,792
Deferred cost of removal	46,938		46,955
Excess electric depreciation reserve and carrying charges	4,889		12,965
Income taxes refundable through future rates	33,820	(1)	18,611
Deferred OPEB costs	6,976	(1)	1,521	(2)
Carrying charges - OPEB reserve	1,599	(1)	1,469	(2)
Other	9,079	(1)	7,665	(2)
	106,769		92,978
Total Regulatory Liabilities	$125,365		$122,952

Net Regulatory Assets	$197,451		$189,437

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

The significant regulatory assets and liabilities include:

PSC General and Temporary State Assessment:  In April 2009, the PSC issued an order instituting a new Temporary State Assessment to be collected through utility bills as mandated by NYS. Central Hudson is required to make bi-annual payments of this assessment, in conjunction with its payments of the PSC, General Assessment, and collect the amount from customers in subsequent months. Deferral accounting for both these assessments was authorized in this order.

RDM:  The 2009 and 2010 Rate Orders authorized a revenue decoupling mechanism as part of the rate increase, which allows Central Hudson to recognize revenues at the level approved in rates for most of Central Hudson’s electric customer classes and recognize sales at the approved level per customer in rates for most of Central Hudson’s natural gas customer classes.

Storm Costs:  In late February 2010, Central Hudson’s service territory experienced a significant snow storm event, which disrupted service to approximately 210,000 customers.  The $19.7 million deferred incremental cost was calculated based on the methodology established in prior approved orders.  Central Hudson filed a petition with the PSC for approval and recovery on September 23, 2010.  Management believes that the restoration costs deferred meet the PSC criteria and are probable of future recovery.

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

Deferred Pension Costs:  Deferred pension costs recoverable from customers include the following: (A) As discussed further in Note 10 - “Post-Employment Benefits,” the amount of deferred pension cost undercollected as of December 31, 2010 and December 31, 2009, includes $137.5 million and $164.6 million, respectively, related to the current accounting guidance related to pensions for recording the funded status.  (B) The remaining $5.1 million and $4.1 million at December 31, 2010 and 2009, respectively, are the cumulative undercollected pension costs in excess of amounts provided in rates.

Carrying Charges - Pension Reserve:  Under the policy of the PSC regarding pension costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson’s defined benefit pension plan.  For further discussion regarding this plan, see Note 10 - “Post-Employment Benefits.”

Deferred Medicare Subsidy Taxes:  The Patient Protection and Affordable Care Act signed into law on March 23, 2010, contains a provision which changes the tax treatment related to the Retiree Drug Subsidy benefit under the Medicare Prescription Drug, Improvement and Modernization Act (under Medicare Part D).  This change reduces the employer's deduction for the costs of health care for retirees by the amount of Retiree Drug Subsidy payments received.  As a result, the deductible temporary difference and any related deferred tax asset associated with the benefit plan were reduced.  Under the PSC policy regarding Medicare Act Effects, cost savings and income tax effects related to the Medicare Prescription Drug, Improvement and Modernization Act are deferred for future recovery from or refund to customers resulting in a new regulatory asset of $6.7 million for the reduction in deferred taxes.

Residual Natural Gas Deferred Balances:  As a result of the 2006, 2009 and 2010 Rate Orders, certain gas regulatory assets and liabilities were identified for offset and reduced by a depreciation reserve adjustment, resulting in an increase to the net regulatory asset.  The remaining balance is being amortized over a four-year period which began July 1, 2010.

Income Taxes Recoverable:  Regulatory asset balance established to offset deferred tax liabilities because it is probable that they will be recoverable from customers.

Excess Electric Depreciation Reserve (“EDR”):  Under the 2009 Rate Order, this balance was to be used for authorized rate moderation which totaled $25.5 million from July 1, 2009 through June 30, 2010.  Under the terms of the 2010 Rate Order, $6.8 million was used for authorized rate moderation from July 1, 2010 through December 31, 2010.  The current portion of the EDR as of December 31, 2010 represents the amount estimated to be used for rate moderation in the next twelve months related to the Electric Bill Credit and Incremental Finance Charges.

Income Taxes Refundable:  Regulatory liability balances established to offset deferred tax assets because it is probable that the related balances will be refundable to customers.

Customer Benefit Fund:  The 2010 Order prescribes the use of the residual balance to fund economic development.

Carrying Charges - OPEB Reserve:  Under the policy of the PSC regarding OPEB costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson’s OPEB plan.  For further discussion regarding this plan, see Note 10 - “Post-Employment Benefits.”

In terms of the expected timing for recovery, regulatory asset balances at December 31, 2010, reflect the following (In Thousands):

Balances with offsetting accrued liability balances recoverable when future costs are actually incurred:
Deferred pension related to underfunded status	$137,534
Income taxes recoverable through future rates	35,903
Deferred unrealized losses on derivatives	24,847
Deferred costs - MGP sites	3,245
Deferred Medicare Subsidy taxes	6,740
Other	4,595
212,864

Balances earning a return via inclusion in rates and/or the application of carrying charges:
Residual natural gas deferred balances	13,762
Deferred pension costs undercollected(1)	5,113
PSC General and Temporary State Assessment	9,444
Uncollectible deferral	2,605
Deferred Storm Costs	19,667
Accrued costs - MGP sites	6,909
Deferred debt expense on re-acquired debt	6,084
Other(1)	4,446
68,030

Subject to current recovery:
Deferred purchased electric and natural gas costs	30,320
Residual natural gas deferred balances	4,554
RDM	3,825
Other	540
39,239

Accumulated carrying charges:(1)
Pension reserve	1,144
Other	1,539
2,683

Total Regulatory Assets	$322,816

(1)	Subject to recovery in Central Hudson's future rate proceedings.

2006, 2009 and 2010 Rate Orders

The Company’s 2006, 2009 and 2010 Rate Orders all provide for deferral accounting for full recovery of purchased electricity and natural gas; pensions; OPEBs; MGP site remediation; asbestos litigation and variable rate debt.  Additionally, they include penalty-only performance mechanisms for customer service quality, electric reliability and natural gas safety.

Other significant components of the 2006, 2009 and 2010 Rate Orders include:

Description	2006 Rate Order	2009 Rate Order	2010 Rate Order
Electric delivery revenue increases	$17.9 million 7/1/06 $17.9 million 7/1/07 $17.9 million 7/1/08	$39.6 million(1) 7/1/09	$11.8 million(2) 7/1/10
Natural gas delivery revenue increases	$8 million 7/1/06 $6.1 million 7/1/07 $0.0 million 7/1/08	$13.8 million 7/1/09	$5.7 million 7/1/10 $2.4 million 7/1/11 $1.6 million 7/1/12
ROE	9.6%	10.0%	10.0%
Earnings sharing	Yes(3)	No	Yes(4)
Capital structure – common equity	45%	47%	48%
Targets with true-up provisions - % of revenue requirement to defer for shortfalls
Capital Expenditures	150%	Not applicable	Not applicable
Net plant balances	Not applicable	100%	100%
Transmission and distribution ROW maintenance	100%	No	100%
RDMs – electric and natural gas(5)	No	Yes	Yes
New deferral accounting for full recovery
Fixed debt costs	No	Yes	Yes(6)
Transmission sag mitigation	Not applicable	Yes	Yes
New York State Temporary Assessment	Not applicable	Yes	Yes
Material regulatory actions(7)(8)	Yes(7)	Not applicable	Yes(8)
Property taxes – Deferral for 90% of excess/deficiency relative to revenue requirement	Yes	No	Yes(9)

(1)	Moderated by $20 million bill credit.
(2)	Moderated by $12 million and $4 million bill credits, respectively.
(3)	ROE > 10.6%, 50% to customers, > 11.6%, 65% to customers, >14.0%, 100% to customers.
(4)	ROE > 10.5%, 50% to customers, > 11.0%, 80% to customers, > 11.5%, 90% to customers.
(5)	Electric is based on revenue dollars; gas is based on usage per customer.
(6)	Deferral authorization in RY2 and RY3 only.
(7)	Changes in federal or state regulations that have an impact of more than 1% of electric or gas net income.
(8)	Legislative, governmental or regulatory actions with individual impacts greater than or equal to 2% of net income of the applicable department.
(9)	The Company’s pre-tax gain or loss limited to $0.7 million per rate year.

Other PSC Proceedings

On September 23, 2010, Central Hudson filed a petition with the PSC requesting approval to defer for future recovery the incremental bad debt expense and storm costs described above, and incremental gas and electric property tax expense above the respective rate allowances for the twelve months ended June 30, 2010.  The petition also requests approval of offsets of the foregoing against significant tax refunds resulting from a change in the way Central Hudson treats certain capital expenditures for tax purposes.  Additional offsets against other deferred items, notably including MGP site investigation and remediation costs were also included in the petition given the size of the tax refunds.

For further information related to this filing, see Item 7 – “Management’s Discussion and Analysis” under the subcaption “Regulatory Matters – PSC Proceedings.”

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

NOTE 4 – Income Tax

CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return.  CHEC, Griffith, Shirley Delaware and Lyonsdale also file state income tax returns in those states in which they conduct business.

In September of 2010, Central Hudson filed a request with the Internal Revenue Service (“IRS”) to change the company’s tax accounting method related to costs to repair and maintain utility assets.  The change was effective for the tax year ending December 31, 2009.  This change allows Central Hudson to take a current tax deduction for a significant amount of expenditure that was previously capitalized for tax purposes.

This change resulted in federal and state net operating income tax losses (“NOL”).  For Federal tax purposes, CH Energy Group has elected to carry back the NOL, which resulted in tax refunds for the tax years 2004 through 2008 and carry forward the 2010 NOL to future periods.  For NYS tax purposes, the 2009 and 2010 NOL will be carried forward to future periods.  NOL carry forwards will expire in 20 years if not otherwise utilized.  CH Energy Group believes future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.  Future tax benefits resulting from this change are included within “Accumulated Deferred Income Tax” on the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet.  NOL carryforwards are summarized as follows (In Thousands):

CH Energy Group

Year Ended	NOL	NOL Carryforward Amount	Deferred Tax Asset	NOL Expires
12/31/09	NY State	$50,475	$2,329	12/31/29
12/31/10	Federal	48,580	17,003	12/31/30
12/31/10	NY State	50,775	2,343	12/31/30

Central Hudson

Year Ended	NOL	NOL Carryforward Amount	Deferred Tax Asset	NOL Expires
12/31/09	NY State	$76,803	$3,545	12/31/29
12/31/10	Federal	46,179	16,163	12/31/30
12/31/10	NY State	44,873	2,071	12/31/30

The final regulations that will clarify what qualifies as deductible repair and maintenance expenditures for prospective tax years are still being formulated.  Due to uncertainty under current law, Central Hudson has established reserves against a portion of the tax benefits claimed.  For Federal tax purposes, $8.3 million has been reserved against federal income tax refunds received as a result of 2009 NOL carried back to prior years and $1.6 million has been reserved against the 2010 NOL Deferred Tax Asset carried forward.  For NYS tax purposes, an additional $1.6 million has been reserved against the 2009 and 2010 NOL Deferred Tax Asset carry forward.  These reserves are shown as “Tax Reserve” under the Deferred Credits and Other Liabilities section of the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet.  Interest is being accrued on this reserve at the applicable IRS rate and is included in “Accrued Interest” under current liabilities on the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet and included in “Interest on regulatory liabilities and other interest” under Interest Charges on the CH Energy Group Consolidated Statement of Income and the Central Hudson Statement of Income.  No penalties have been recorded related to this uncertain tax position.  If CH Energy Group and its subsidiaries incur any penalties on underpayment of taxes, the amounts would be included in “Other” under the Current Liabilities section of the Balance Sheets and “Other-net” under the Other Income and Deductions section of the Statements of Income.

The Company has submitted a petition to the PSC that proposes a plan on how to utilize the change in accounting for rate making purposes.  See Note 2 - “Regulatory Matters” under the caption “Other PSC Proceedings” for further information regarding this filing petition and under the caption “Summary of Regulatory Assets and Liabilities” for other information regarding Central Hudson income taxes.

Other than the uncertain tax position related to the Company’s accounting method change, there are no other uncertain tax positions.  The following is a summary of activity related to uncertain tax positions:

	Year Ended December 31,
	2010	2009
Balance at the beginning of the period	$-	$-
New tax reserve established	11,486	-
Settlement of uncertain tax positions with tax authorities	-	-
Lapse of statute of limitations related to uncertain tax positions	-	-
Balance at the end of the period	$11,486	$-

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007, 2008 and 2009
New York State	2007, 2008 and 2009

(1)   Federal tax filings for the years 2007, 2008 and 2009 are currently under audit.

Components of Income Tax - CH Energy Group

The following is a summary of the components of state and federal income taxes for CH Energy Group as reported in its Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2010	2009	2008
Federal income tax	$(28,089)	$7,747	$6,611
State income tax	(2,103)	4,120	1,285
Deferred federal income tax	47,198	14,951	12,403
Deferred state income tax	1,948	563	1,530
Total income tax	$18,954	$27,381	$21,829

Reconciliation

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2010	2009	2008
Net income attributable to CH Energy Group	$38,504	$43,484	$35,081
Preferred Stock dividends of Central Hudson	970	970	970
Non-controlling interest in subsidiary	(272)	(176)	103
Federal income tax	(28,089)	7,747	6,611
State income tax	(2,103)	4,120	1,285
Deferred federal income tax	47,198	14,951	12,403
Deferred state income tax	1,948	563	1,530
Income before taxes	$58,156	$71,659	$57,983

Computed federal tax at 35% statutory rate	$20,354	$25,081	$20,294
State income tax net of federal tax benefit	1,129	3,559	2,137
Depreciation flow-through	2,204	2,906	2,738
Cost of Removal	(1,582)	(1,524)	(1,432)
Reclassification of funded deferred taxes	(1,332)	-	-
Production tax credits	(447)	(1,402)	(1,606)
Other	(1,372)	(1,239)	(302)
Total income tax	$18,954	$27,381	$21,829

Effective tax rate - federal	32.8%	31.7%	32.8%
Effective tax rate - state	(0.2)%	6.5%	4.8%
Effective tax rate - combined	32.6%	38.2%	37.6%

The difference in the effective tax rate for 2010 is impacted by a one-time reclassification for Central Hudson of funded deferred taxes to a regulatory liability, resulting in a reduction to the tax provision of $2.3 million.

The following is a summary of the components of deferred taxes as reported in CH Energy Group’s Consolidated Balance Sheet (In Thousands):

	December 31,
	2010	2009
Accumulated Deferred Income Tax Asset:
Excess depreciation reserve	$3,905	$12,780
Unbilled revenues	11,347	10,711
Plant-related	5,282	10,742
Regulatory asset - future income tax	35,166	24,067
OPEB expense	25,638	23,165
NOL carryforwards	21,676	-
Contributions in aid of construction	5,404	5,331
Directors and officers deferred compensation	4,253	3,620
Other	23,802	7,824
Accumulated Deferred Income Tax Asset	136,473	98,240

Accumulated Deferred Income Tax Liability:
Depreciation	169,528	165,491
Repair allowance	10,492	11,293
Pension expense	14,949	5,691
Change in tax accounting for repairs	43,661	-
Regulatory liability - future income tax	31,780	23,285
Residual deferred gas balance	7,256	8,041
PSC assessments	3,325	3,842
Cost of removal	4,535	4,105
Electric fuel costs	9,055	9,008
Gas costs	3,291	1,738
Storm deferrals	7,791	-
Other	31,460	23,529
Accumulated Deferred Income Tax Liability	337,123	256,023
Net Deferred Income Tax Liability	200,650	157,783
Net Current Deferred Income Tax Liability (Asset)	6,052	(300)
Net Long-term Deferred Income Tax Liability	$194,598	$158,083

Components of Income Tax - Central Hudson

The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Statement of Income (In Thousands):

	Year Ended December 31,
	2010	2009	2008
Federal income tax	$(25,139)	$(3)	$6,186
State income tax	(642)	1,135	1,712
Deferred federal income tax	48,894	18,538	10,496
Deferred state income tax	3,513	1,472	879
Total income tax	$26,626	$21,142	$19,273

Reconciliation

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Statement of Income (In Thousands):

	Year Ended December 31,
	2010	2009	2008
Net income	$46,118	$32,776	$27,238
Federal income tax	(25,139)	(3)	6,186
State income tax	(642)	1,135	1,712
Deferred federal income tax	48,894	18,538	10,496
Deferred state income tax	3,513	1,472	879
Income before taxes	$72,744	$53,918	$46,511

Computed federal tax at 35% statutory rate	$25,460	$18,871	$16,279
State income tax net of federal tax benefit	3,096	2,210	1,992
Depreciation flow-through	2,204	2,906	2,738
Cost of Removal	(1,582)	(1,524)	(1,432)
Reclassification of funded deferred taxes	(1,332)	-	-
Other	(1,220)	(1,321)	(304)
Total income tax	$26,626	$21,142	$19,273

Effective tax rate - federal	32.7%	34.4%	35.8%
Effective tax rate - state	3.9%	4.8%	5.6%
Effective tax rate - combined	36.6%	39.2%	41.4%

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

The difference in the effective tax rate for 2010 is also impacted by a one-time reclassification of funded deferred taxes to a regulatory liability, resulting in a reduction to the tax provision of $2.3 million.

The following is a summary of the components of deferred taxes as reported in Central Hudson’s Balance Sheet (In Thousands):

	December 31,
	2010	2009
Accumulated Deferred Income Tax Asset:
Unbilled revenues	$11,347	$10,711
Plant-related	5,282	10,742
OPEB expense	25,638	23,165
NOL carryforwards	21,779	-
Excess depreciation reserve	3,905	12,780
Contributions in aid of construction	5,404	5,331
Regulatory asset - future income tax	35,166	24,067
Directors and officers deferred compensation	4,253	3,620
Other	16,651	5,642
Accumulated Deferred Income Tax Asset	129,425	96,058

Accumulated Deferred Income Tax Liability:
Depreciation	169,528	164,904
Repair allowance	10,492	11,293
Pension expense	14,949	5,691
Change in tax accounting for repairs	43,661	-
Regulatory liability - future income tax	31,780	23,285
Residual deferred gas balance	7,256	8,041
PSC assessments	3,325	3,842
Cost of removal	4,535	4,105
Electric fuel costs	9,055	9,008
Gas costs	3,291	1,738
Storm deferrals	7,791	-
Other	22,665	13,129
Accumulated Deferred Income Tax Liability	328,328	245,036
Net Deferred Income Tax Liability	198,903	148,978
Net Current Deferred Income Tax Liability	9,439	1,883
Net Long-term Deferred Income Tax Liability	$189,464	$147,095

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions

During the years ended December 31, 2010, 2009 and 2008, Griffith acquired fuel distribution companies as follows (Dollars in Thousands):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Year Ended	Companies	Price	Assets(1)	Goodwill	Assets
December 31, 2010	1	$743	$621	$289	$122
December 31, 2009	-	-	-	-	-
December 31, 2008{2}	4	9,262	8,442	3,958	820
Total	5	$10,005	$9,063	$4,247	$942

(1) Including goodwill.
(2) Of the four acquisitions in 2008, only one was retained after the divestiture in December 2009.

One of the 2008 acquisition transactions had agreements containing clauses (known as “earn out provisions”) for a possible additional payment provided certain conditions are met.  These provisions increase the purchase price if certain sales volumes are attained.  There were no earn outs paid in 2010 and 2009.  Earn outs paid in 2008 were not material.  As of December 31, 2010, there are no remaining earn out obligations.

Divestitures

On December 11, 2009, CH Energy Group divested approximately 43% of Griffith's assets, consisting of its operations in Rhode Island, New York, New Jersey, Connecticut, Massachusetts and Pennsylvania.  Income from discontinued operations is separately stated in the consolidated statement of income for the years ended December 31, 2009 and 2008.  The table below provides additional detail of the financial results of the discontinued operations (In Thousands):

	Year Ended December 31,
	2009	2008
Revenues from discontinued operations	$122,675	$193,650
Income from discontinued operations before tax	6,073	6,060
Gain from sale of discontinued operations	10,767	-
Income tax expense from discontinued operations	6,989	2,515

Investments

CHEC's current investments at December 31, 2010 include the following  (Dollars in Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$36,000	$31,748	$67,748
Lyonsdale	100% ownership in a wood-fired biomass electric generating plant	5,175	3,762	8,937
CH-Greentree	100% equity interest in a molecular gate used to remove nitrogen from landfill gas	-	5,099	5,099
CH-Auburn	100% equity interest in a 3-megawatt electric generating plant that utilizes landfill gas to produce electricity	2,750	1,537	4,287
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant	-	-	-
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	3,514	3,514
CH Shirley Wind	100% ownership of CH Shirley Wind, which owns 90% controlling interest in Shirley Wind (Delaware), LLC ("Shirley Delaware"), which owns 100% interest in Shirley Wind, LLC ("Shirley Wind"), a 20 megawatt wind project	25,000	18,865	43,865	(1)
Other	Other renewable energy projects and partnerships and an energy sector venture capital fund	-	3,166	3,166
		$68,925	$67,691	$136,616	(2)

(1)	Upon completion of the project, total committed investment is expected to approximate $47 million.
(2)	The adjusted total reflecting CHEC's completion of the CH Shirley Wind project approximates $139.8 million.

On October 1, 2010, CHEC purchased the remaining 25% ownership stake in Lyonsdale and is now the 100% owner.  Lyonsdale owns and operates a 19-megawatt, wood-fired, biomass electric generating plant located in Lyonsdale, New York, which began operation in 1992.  The energy and capacity of the plant is being sold at a fixed price to an investment grade rated counterparty pursuant to a contract beginning May 1, 2006 and ending December 31, 2014.  Lyonsdale received $1.2 million of production tax credits in 2009.  Beginning January 1, 2010, Lyonsdale was no longer eligible to receive production tax credits.

In the third quarter of 2009, management stopped accruing interest income on the subordinated debt in Cornhusker Holdings in response to the continuation of lower than expected margins.  During the third quarter of 2010, CHEC recorded a reserve for 100% of its notes and accrued interest and recorded a full impairment of its equity investment in Cornhusker Holdings in response to a change in its expectations regarding Cornhusker Holdings’ ability to service CHEC’s subordinated debt and pay dividends on equity.  This change in CHEC’s expectations during the third quarter was the result of the confluence of various negative trends, including (1) a lower-than-expected level of increased output from the expansion that was completed at the end of 2009 under which CEL took on additional debt that is senior to CHEC’s debt; (2) continued lower-than-expected margins; and (3) a change in the historical relationship between corn and distillers grains prices at the site that began in the first quarter of 2010.  The amount of the reserve and impairment charge recorded during the third quarter of 2010 was $11.4 million.  See Note 15 “Other Fair Value Measurements” for further discussion of the fair value of the Note Receivable which supports the reserve.

During 2009, CH Shirley, a wholly owned subsidiary of CHEC, agreed to invest approximately $50 million for a 90% controlling interest in a 20-megawatt wind farm facility in Wisconsin.  This project carries a 20-year power purchase agreement contract at pre-determined electric prices with Wisconsin Public Service Corporation (“WPSC”) for the electric output of the wind farm’s eight wind turbines. The project achieved its commercial operation date under the power purchase agreement on December 4, 2010 and has been selling power to WPSC.  Construction on this project is nearly complete and it is currently undergoing final testing prior to final acceptance.

In the fourth quarter of 2010, Management completed an update to its strategic plan, which included a decision to discontinue business development efforts in renewable energy and evaluate the market to potentially divest existing renewable energy investments in a manner that maximizes shareholder value.  CH Energy Group has evaluated CHEC’s current renewable energy investments and has initiated plans to actively market Lyonsdale and Shirley Wind.  Management will continue to evaluate the market for the remaining investments in 2011.

Based on the change in the strategy and the marketing efforts related to CHEC’s Lyonsdale and Shirley Wind investments that began late in the fourth quarter, Management believes it is more likely than not that the long-lived assets of these investments will be sold before the end of their previously estimated useful lives.  As of December 31, 2010, Management performed a test to evaluate whether the carrying amount of these assets exceeds the expected undiscounted cash flow from these assets over their estimated remaining useful lives and whether the carrying amount exceeds the estimated fair value of these assets, which would require the recognition of impairment.

For Lyonsdale, Management performed the test using bids received from several parties in early 2011.  Management believes these proposals represent a market participant’s fair value of the investment.  The current proposals indicate it is unlikely that CHEC will receive book value under such sale.  Accordingly, Management recorded a pre-tax impairment of $2.1 million ($1.3 million after-tax impact on earnings) as of December 31, 2010, based on the amount by which the carrying amount exceeded the fair value of these assets.  Management cannot predict the final outcome of the sale process.  For further discussions relating to the estimated Fair Value of Lyonsdale assets, see Note 15 – “Other Fair Value Measurements” of this 10-K Annual Report.

For Shirley Wind, Management estimated the future cash flows from internal data and from indicative bids received in January 2011 as part of the ongoing marketing efforts.  No impairment was indicated by either of these analyses.  However, Management cannot predict the outcome of the sale process.

The remaining renewable energy investments will be evaluated in 2011 to determine if an opportunity exists to divest these investments in a manner that maximizes shareholder value.  Management cannot predict the outcome of this market analysis.  However, Management has reviewed CH-Auburn and CH-Greentree as of December 31, 2010 based on an undiscounted cash flow analysis of operations and does not believe these assets are impaired.

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill, customer relationships, trademarks and covenants not to compete associated with acquisitions are included in intangible assets.  Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.  The balances reflected on CH Energy Group’s Consolidated Balance Sheet at December 31, 2010 and 2009, for “Goodwill” and “Other intangible assets - net” relate to Griffith.  In accordance with current accounting guidance related to goodwill and other intangible assets, goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but instead are periodically reviewed for impairment.

Griffith tests goodwill for impairment annually in the fourth quarter. Griffith would retest goodwill between annual tests and test intangible assets if an event should occur or circumstances arise that would more likely than not reduce the fair value below its carrying amount.  No impairment existed for any of the periods presented.  At the time of the 2010 annual impairment test, fair value of Griffith exceeded its carrying value by approximately $34.2 million.  Fair value of the reporting unit is estimated using a weighted average of the discounted cash flow and market approach methodologies.

As a result of the divestiture in December 2009 discussed in Note 5 - “Acquisitions, Divestitures and Investments,” Griffith reduced its 2009 goodwill by approximately $10 million in addition to the goodwill recorded when the divested assets were purchased.  This additional reduction was recorded in accordance with current accounting guidance related to goodwill, which requires an allocation of goodwill based on the fair values of the divested region and the portion of the business retained.

The components of amortizable intangible assets of CH Energy Group are summarized as follows (Dollars In Thousands):

	December 31, 2010			December 31, 2009
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15	$34,063	$21,214	$33,745	$18,957
Trademarks	-	-	-	-	-
Covenants not to compete	5	113	95	100	75
Total Amortizable Intangibles	14.97	$34,176	$21,309	$33,845	$19,032

	Year Ended December 31,
	2010	2009	2008
Amortization Expense	$2,277	$4,001	$4,116

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is approximately $2.2 million.

NOTE 7 – Short-Term Borrowing Arrangements

Description	CH Energy Group		Central Hudson
Revolving Credit Facilities(1)
Limit	$150 million		$125 million(2)
Expiration	February 2013		January 2, 2012

	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
Outstanding	$-	$-	$-	$-

Uncommitted Credit(3)	None
Outstanding			$-	$-

(1)	To provide committed liquidity.
(2)
Pursuant to PSC authorization, through December 31, 2012, Central Hudson is authorized to increase this limit to $175 million.  Such an increase could provide greater liquidity to support construction forecasts, seasonality of the business, volatile energy markets, adverse borrowing environments and other unforeseen events.

(3)	To diversify cash sources and provide competitive options to minimize Central Hudson's cost of short-term debt.

The revolving credit facilities reflect commitments from JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank N.A..  If any of these lenders are unable to fulfill their commitments under these facilities, funding may not be available as needed.

Griffith’s short-term financing needs are currently provided by CH Energy Group through intercompany notes.

Debt Covenants

CH Energy Group’s and Central Hudson’s credit facilities require compliance with certain restrictive covenants, including maintaining a ratio of total consolidated debt to total consolidated capitalization of no more than 0.65 to 1.00.  Currently, both CH Energy Group and Central Hudson are in compliance with all of their respective debt covenants.

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital, and capital stock, see the Consolidated Statements of Equity for CH Energy Group and Central Hudson.

Cumulative Preferred Stock

Central Hudson, $100 par value; 210,300 shares authorized, not subject to mandatory redemption:

	Redemption	Shares Outstanding
	Price	December 31,
Series	12/31/10	2010	2009
4.50%	$107.00	70,285	70,285
4.75%	106.75	19,980	19,980
4.35%	102.00	60,000	60,000
4.96%	101.00	60,000	60,000
		210,265	210,265

There were no repurchases in 2010, 2009 or 2008.

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

Repurchase Program

On July 25, 2002, the Board of Directors of CH Energy Group authorized a Common Stock Repurchase Program (“Repurchase Program”) to repurchase up to 4 million shares, or approximately 25% of its outstanding Common Stock, over the five-year period ending July 31, 2007.  Effective July 31, 2007, the Board of Directors of CH Energy Group extended and amended the Repurchase Program.  As amended, the Repurchase Program authorizes the repurchase of up to 2 million shares (excluding shares purchased before July 31, 2007) or approximately 13% of the Company's outstanding common stock, from time to time, over the five-year period ending July 31, 2012.  As of December 31, 2010, CH Energy Group had purchased 29,562 shares under the Repurchase Program.  CH Energy Group intends to purchase additional shares under the plan during 2011.  No shares were repurchased under the Repurchase Program during the years ended December 31, 2009 and 2008.  CH Energy Group reserves the right to modify, suspend, renew, or terminate the Repurchase Program at any time without notice.

NOTE 9 - Capitalization - Long-Term Debt

Details of CH Energy Group's and Central Hudson’s long-term debt are as follows (In Thousands):

		December 31,
Series	Maturity Date	2010	2009
Central Hudson:
Promissory Notes:
2003 Series D (4.33%)(3)	Sep. 23, 2010	$-	$24,000
2002 Series D (6.64%)(3)	Mar. 28, 2012	36,000	36,000
2008 Series F (6.854%)(5)	Nov. 01, 2013	30,000	30,000
2004 Series D (4.73%)(3)	Feb. 27, 2014	7,000	7,000
2004 Series E (4.80%)(4)	Nov. 05, 2014	7,000	7,000
2007 Series F (6.028%)(5)	Sep. 01, 2017	33,000	33,000
2004 Series E (5.05%)(4)	Nov. 04, 2019	27,000	27,000
1999 Series A (5.45%)(1)	Aug. 01, 2027	33,400	33,400
1999 Series C(1)(2)	Aug. 01, 2028	-	41,150
1999 Series D(1)(2)	Aug. 01, 2028	-	41,000
1998 Series A (6.50%)(1)	Dec. 01, 2028	16,700	16,700
2006 Series E (5.76%)(4)	Nov. 17, 2031	27,000	27,000
1999 Series B(1)(2)	July 01, 2034	33,700	33,700
2005 Series E (5.84%)(4)	Dec. 05, 2035	24,000	24,000
2007 Series F (5.804%)(5)	Mar. 23, 2037	33,000	33,000
2009 Series F (5.80%)(5)	Oct. 1, 2039	24,000	24,000
2010 Series A (4.30%)(6)	Sep. 21, 2020	16,000	-
2010 Series B (5.64%)(6)	Sep. 21, 2040	24,000	-
2010 Series G (2.756%)(6)	Apr. 1, 2016	8,000	-
2010 Series G (4.15%)(6)	Apr. 1, 2021	44,150	-
2010 Series G (2.756%)(6)	Apr. 1, 2041	30,000	-
		453,950	437,950

Unamortized Discount on Debt		(50)	(53)
Total Long-term debt		$453,900	$437,897

Less: Current Portion		-	(24,000)

Central Hudson Net Long-term debt		$453,900	$413,897

CH Energy Group:
Promissory Notes:
2009 Series A (6.58%)	Apr. 17, 2014	$26,500	$26,500
2009 Series B (6.80%)	Dec. 15, 2025	23,500	23,500

Less: Current Portion		(941)	-

CH Energy Group Net Long-term debt		$502,959	$463,897

(1)	Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.
(2)	Variable (auction) rate notes.
(3)	Issued pursuant to a 2001 PSC Order approving the issuance by Central Hudson prior to June 30, 2004, of up to $100 million of unsecured medium-term notes.
(4)	Issued pursuant to a 2004 PSC Order approving the issuance by Central Hudson prior to December 31, 2006, of up to $85 million of unsecured medium-term notes.
(5)	Issued pursuant to a 2006 PSC Order approving the issuance by Central Hudson prior to December 31, 2009, of up to $120 million of unsecured medium-term notes.
(6)	Issued pursuant to a 2009 PSC Order approving the issuance by Central Hudson prior to December 31, 2012, of up to $250 million of unsecured medium-term notes or other forms of long-term indebtedness.

Griffith had no third-party long-term debt outstanding as of December 31, 2010 or 2009.

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

NYSERDA

On December 7, 2010, Central Hudson issued $82.15 million of unsecured Medium Term Notes registered under Series G in three maturities.  The first maturity bears interest at the rate of 2.756% per annum on a principal amount of $8 million and matures on April 1, 2016.  The second maturity bears interest at the rate of 4.15% per annum on a principal amount of $44.15 million and matures on April 1, 2021.  The third maturity bears interest at the rate of 5.716% per annum on a principal amount of $30 million and matures on April 1, 2041.  Central Hudson used the proceeds from the sale of the notes for refunding its 1999 NYSERDA Bonds Series C and Series D of $41.15 million and $41.0 million, respectively.  Central Hudson has retired these Series C and Series D NYSERDA Bonds and no notes are outstanding in these two Series.

Central Hudson’s Series B NYSERDA Bonds total $33.7 million at December 31, 2010.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers.  As a result, variations in interest rates do not have any impact on earnings.

To mitigate the potential cash flow impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index of short-term tax-exempt debt.  Central Hudson’s one year rate caps for the bond series, set at 3.0%, expired on March 31, 2010 and were replaced with three new rate caps.  Effective April 1, 2010, the new rate caps are set at 5.0%.  Two of the rate caps were one-year in length with notional amounts that were aligned to the Series C and Series D NYSERDA Bonds and are no longer outstanding.  These two rate caps will expire on April 1, 2011.  The third rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2012.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its Series B NYSERDA Bonds.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

Debt Expense

Expenses incurred in connection with CH Energy Group’s or Central Hudson’s debt issuance and any discount or premium on debt are deferred and amortized over the lives of the related issues.  Expenses incurred and unamortized costs written off on debt redemptions prior to maturity have been deferred and are usually amortized over the shorter of the remaining lives of the related extinguished issues or the new issues, as directed by the PSC.

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

NOTE 10 – Post-Employment Benefits

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

Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including, but not limited to, corporate resources, projected investment returns, actual investment returns, inflation, the value of plan assets relative to plan liabilities, regulatory considerations, interest rate assumptions and the Pension Protection Act of 2006 (“PPA”).  Based on the funding requirements of the PPA, Central Hudson plans to make contributions that maintain the target funded percentage at 80% or higher.  Contributions to the Retirement Plan during the years ended December 31, 2010 and 2009 were $64.2 million and $22.6 million, respectively.

The fair value of the plan assets have increased by approximately $82.7 million in 2010, reflecting significant contributions and asset returns that were partially offset by benefit payments and administrative expenses.  Plan liabilities, however, increased by approximately $32.9 million, reflecting a decline in the plan discount rate.  The net impact was a reduction in the unfunded liability of approximately $49.8 million.  Contributions for 2011 are expected to be approximately $32 million.  As noted above, actual contributions could vary significantly based upon a range of factors that Central Hudson considers in its funding decisions.

Central Hudson's pension liability balance (i.e., the under-funded status) is as follows (In Thousands):

	December 31,
	2010	2009
Pension liability balance	$103,227	$152,983

These balances include recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, as well as consideration for non-qualified executive plans. In addition to the Retirement Plan, a portion of CH Energy Group's and Central Hudson's executives are covered under a non-qualified Supplemental Executive Retirement Plan.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	December 31,
	2010	2009
Prefunded pension costs prior to funding status adjustment	$34,307	$11,661
Additional liability required	(137,534)	(164,644)
Total accrued pension liability	$(103,227)	$(152,983)

Total offset to additional liability - Regulatory assets - Pension Plan	$137,534	$164,644

Gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson has PSC approval to record regulatory assets rather than adjusting comprehensive income to offset the additional liability.

The valuation of the current and prior year PBO was determined as of the measurement date of December 31, 2010 and 2009, using discount rates of 5.3% for 2010 and 5.7% for 2009 (as determined using the Citigroup Pension Discount Curve reflecting projected pension cash flows).  Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions, which among other things, require a ten-year amortization of actuarial gains and losses.  Declines in the market value of the Trust Fund’s investment portfolio, which occurred from 2000 through 2002, and a reduction in the discount rate during that period used to determine the benefit obligation for pensions have resulted in a significant increase in pension costs since 2001.  Similarly, declines in the market value of the Trust Fund’s investment portfolio in 2008 resulted in increased future pension costs.

The 2010 Rate Order includes an increase in the rate allowance for pension and OPEB expense which more closely approximates the recent cost of providing these benefits.  Authorization remains in effect for the deferral of any differences between rate allowances and actual costs under the 1993 PSC Policy to counteract the volatility of these costs.  The 2010 Rate Order again authorized Central Hudson to offset significant deferred balances for pension and OPEB expense for the electric department with available deferred credit balances due to customers.  The 2010 Rate Order also authorized the continuation of the amortization of natural gas department deferred pension and OPEB costs.  The accumulated deferred balance of these costs at June 30, 2010 is being recovered via a four-year amortization that began July 1, 2010.

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

Retirement Plan Policy and Strategy

Central Hudson’s Retirement Plan investment policy seeks to achieve long-term growth and income to match the long-term nature of its funding obligations.  During the first quarter of 2010, Management began a transition to a long-duration investment (“LDI”) strategy for its pension plan assets.  Management’s objective is to minimize the plan’s funded status volatility and the level of contributions by more closely aligning the characteristics of plan assets with liabilities.

Asset allocation targets in effect as of December 31, 2010, expressed as a percentage of the market value of the Retirement Plan’s assets, are summarized in the table below:

Asset Class	Minimum	Target Average	Maximum
Equity Securities	50%	55%	60%
Debt Securities	40%	45%	50%
Alternative Investments(1)	-%	-%	5%

(1)  Includes Real Estate

Central Hudson plans to continue the transition to an LDI strategy in 2011, resulting in an asset allocation of approximately 50% equity and 50% long duration fixed income assets by year-end.  The targeted benchmark index during the transition to long-duration investment strategy is comprised of 28% Russell 1000 Stock Index; 10% Russell 2500 Stock Index; 12% Morgan Stanley Capital International Europe, Australasia and Far East (MSCI EAFE) International Stock Index (Net) and 50% BC Long Government Credit Index.

Due to market value fluctuations, Retirement Plan assets will require rebalancing from time-to-time to maintain the target asset allocation.

There are no assurances that the Retirement Plan’s return objectives will be achieved.

Retirement Plan Investment Valuation

The Retirement Plan assets are valued under the current fair value framework.  See Note 14 - “Accounting for Derivative Instruments and Hedging Activities” for further discussion regarding the definition and levels of fair value hierarchy established by accounting guidance.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  Below is a listing of the major categories of plan assets held as of December 31, 2010 and 2009, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall  (Dollars in Thousands):

Investment Type	Market Value at 12/31/10	% of Total	Market Value at 12/31/09	% of Total
Level 1
Investment Funds - Fixed Income	$27,760	7.0%	$-	-%
Cash Equivalents	3,200	0.8%	-	-%
Level 2(1)
Investment Funds - Equities	217,461	54.8%	199,442	63.5%
Investment Funds - Fixed Income	146,963	37.0%	100,312	31.9%
Cash Equivalents	1,549	0.4%	-	-%
Level 3(2)
Alternative Investment - Real Estate	-	-%	14,498	4.6%
	$396,933	100.0%	$314,252	100.0%

(1)	Level 2 funds are reported at net asset value, which equals redemption price on that date.
(2)	Key inputs used to determine fair value include, among others, revenue and expense growth rates, terminal capitalization rates and discount rates.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Year Ended December 31,
	2010	2009
Balance at Beginning of Period	$14,498	$24,129
Unrealized gains/(losses)	267	(8,555)
Realized losses	139	195
Purchases, issuances, sales and settlements	(121)	(204)
Transfers in and/or out of Level 3	(14,783)	(1,067)
Balance at End of Period	$-	$14,498

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

Central Hudson fully recovers its net periodic post-retirement benefit costs in accordance with the 1993 PSC Policy.  Under these guidelines, the difference between the amounts of post-retirement benefits recoverable in rates and the amounts of post-retirement benefits determined by an actuarial consultant in accordance with current accounting guidance related to other post employment benefits is deferred as either a regulatory asset or a regulatory liability, as appropriate.

The effect of the Medicare Act of 2003 was reflected in 2010 and 2009, assuming that Central Hudson will continue to provide a prescription drug benefit to retirees that are at least actuarially equivalent to Medicare Act of 2003 and that Central Hudson will receive the federal subsidy. The Patient Protection and Affordable Care Act signed into law on March 23, 2010, contains a provision which changes the tax treatment related to the Retiree Drug Subsidy benefit under the Medicare Prescription Drug, Improvement and Modernization Act (under Medicare Part D).  This change reduces the employer's deduction for the costs of health care for retirees by the amount of Retiree Drug Subsidy payments received.  As a result, the deductible temporary difference and any related deferred tax asset associated with the benefit plan were reduced.  Under the PSC policy regarding Medicare Act Effects, cost savings and income tax effects related to the Medicare Prescription Drug, Improvement and Modernization Act are deferred for future recovery from or refund to customers.  See Note 2 – “Regulatory Matters” for further information.

Central Hudson’s liability (i.e. the under-funded status) for OPEB at December 31, 2010, was $45.4 million and at December 31, 2009, was $46.2 million, including recognition for the difference between the Accumulated Benefit Obligation (“ABO”) and the market value of other post-retirement assets.  The change to the liability for the difference between the ABO and the market value of other post-retirement assets at December 31, 2010 and 2009 was a decrease of $7.9 million and $1.2 million, respectively, and was offset by recording a regulatory asset in accordance with the 1993 PSC Policy.

Central Hudson and Griffith each participate in a 401(k) retirement plan for their employees.  Griffith also provides a discretionary profit-sharing benefit for their employees.  The 401(k) plans provide for employee tax-deferred salary deductions for participating employees and their respective employer matches contributions made by participating employees.  The matching benefit varies by employer and employee group.  For Central Hudson, the cost of its matching contributions was $2.0 million for 2010, $1.8 million for 2009, and $1.7 million for 2008.  For Griffith, the cost of its matching contributions was $0.5 million for 2010 and $0.9 million for both 2009 and 2008.  Profit-sharing contributions made by Griffith were $0.4 million for 2010 and $0.6 million for both 2009 and 2008, respectively.

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

OPEB Policy and Strategy

Central Hudson currently funds its union OPEB obligations through a voluntary employee’s beneficiary association (“VEBA”), which is a form of trust fund. Central Hudson’s VEBA investment policy seeks to achieve a rate of return for each VEBA over the long term that contributes to meeting each VEBA’s current and future obligations, including interest and benefit payment obligations.  The policy also seeks to earn long-term returns from capital appreciation and current income that at least keep pace with inflation over the long term.  However, there are no assurances that the OPEB Plan’s return objectives will be achieved.

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

Due to market value fluctuations, the OPEB Plan assets require periodic rebalancing from time-to-time to maintain the target asset allocation.

Management uses outside consultants and outside investment managers to aid in the determination of the OPEB Plan’s asset allocation and to provide the management of actual plan assets, respectively.

OPEB Investment Valuation

The OPEB Plan assets are valued under the current fair value framework.  See Note 14 - “Accounting for Derivative and Hedging Activities” for further discussion regarding the definition and levels of fair value hierarchy established by guidance.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  Below is a listing of the major categories of plan assets held as of December 31, 2010 and 2009, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall.

401 (h) Plan Assets
(Dollars in Thousands)

Investment Type	Market Value at 12/31/10	% of Total	Market Value at 12/31/09	% of Total
Level 1
Investment Funds - Fixed Income	$727	7.0%	$-	-%
Cash Equivalents	84	0.8%	-	-%
Level 2(1)
Investment Funds - Equities	5,695	54.8%	4,191	63.5%
Investment Funds - Fixed Income	3,848	37.0%	2,108	31.9%
Cash Equivalents	40	0.4%	-	-%
Level 3(2)
Alternative Investment - Real Estate	-	-%	305	4.6%
	$10,394	100.0%	$6,604	100.0%

(1)	Level 2 funds are reported at net asset value, which equals redemption price on that date.
(2)	Key inputs used to determine fair value include, among others, revenue and expense growth rates, terminal capitalization rates and discount rates.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Year Ended December 31,
	2010	2009
Balance at Beginning of Period	$305	$507
Unrealized gains/(losses)	6	(180)
Realized losses	3	4
Purchases, issuances, sales and settlements	(3)	(4)
Transfers in and/or out of Level 3	(311)	(22)
Balance at End of Period	$-	$305

Management VEBA Plan Assets
(Dollars In Thousands)

Investment Type	Market Value at 12/31/10	% of Total	Market Value at 12/31/09	% of Total
Level 1
Investment Funds - Money Market Mutual Fund	$3	2.9%	$6	0.3%
Investment Funds - Fixed Income Mutual Funds	34	33.0%	640	34.9%
Investment Funds - Equity Securities Mutual Funds	46	44.7%	824	44.9%
Level 2(1)
Investment Funds - Equity Securities Commingled Fund	20	19.4%	366	19.9%
	$103	100.0%	$1,836	100.0%

Union VEBA Plan Assets
(Dollars In Thousands)

Investment Type	Market Value at 12/31/10	% of Total	Market Value at 12/31/09	% of Total
Level 1
Investment Funds - Money Market Mutual Fund	$210	0.3%	$618	0.9%
Investment Funds - Fixed Income Mutual Funds	16,241	20.2%	14,611	20.2%
Investment Funds - Equity Securities Mutual Funds	36,362	45.1%	32,322	44.6%
Level 2(1)
Fixed Income Commingled Fund	11,461	14.2%	10,443	14.4%
Investment Funds - Equity Securities Commingled Fund	16,317	20.2%	14,419	19.9%
	$80,591	100.0%	$72,413	100.0%

(1)	The Level 2 funds do not have market data available; however, the underlying securities held by those funds do have published market data available.

Reconciliations of Central Hudson’s pension and other post-retirement plans’ benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions are reported on the following chart (Dollars In Thousands):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$467,235	$423,538	$127,094	$119,001
Service cost	9,086	7,825	2,483	2,125
Interest cost	26,283	25,819	6,990	6,846
Participant contributions	-	-	550	473
Benefits paid	(26,399)	(24,655)	(6,345)	(6,455)
Actuarial (gain) loss	23,955	34,708	5,683	5,104
Benefit Obligation at End of Plan Year	$500,160	$467,235	$136,455	$127,094

Change in Plan Assets:
Fair Value of plan assets at beginning of year	$314,252	$261,338	$80,853	$66,356
Adjustment / other	-	-	-	(106)
Actual return on plan assets	46,110	56,191	11,341	17,192
Employer contributions	64,800	23,124	4,800	3,485
Participant contributions	-	-	550	473
Benefits paid	(26,399)	(24,655)	(6,345)	(6,455)
Administrative expenses	(1,830)	(1,746)	(111)	(92)
Fair Value of Plan Assets at End of Plan Year	$396,933	$314,252	$91,088	$80,853

Reconciliation of Funded Status:
Funded Status at end of year	$(103,227)	$(152,983)	$(45,367)	$(46,241)

Amounts Recognized on Balance Sheet:
Current liabilities	$(672)	$(600)	$-	$-
Noncurrent liabilities	(102,555)	(152,383)	(45,367)	(46,241)
Net amount recognized on Balance Sheet	(103,227)	(152,983)	(45,367)	(46,241)
Regulatory asset:
Net loss	127,146	152,079	32,504	42,487
Prior service costs (credit)	10,388	12,565	(45,504)	(51,372)
Transition obligation	-	-	5,119	7,685

Components of Net Periodic Benefit Cost:
Service cost	$9,086	$7,825	$2,483	$2,125
Interest cost	26,283	25,819	6,990	6,846
Expected return on plan assets	(24,901)	(19,874)	(6,368)	(5,067)
Amortization of prior service cost (credit)	2,177	2,177	(5,868)	(5,868)
Amortization of transitional obligation	-	-	2,566	2,566
Amortization of net loss	29,509	25,400	10,278	8,292
Net Periodic Benefit Cost	$42,154	$41,347	$10,081	$8,894

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Other Changes in Plan Assets and Benefit Obligation Recognized in Regulatory Assets:
Net loss (gain)	$4,576	$137	$296	$(6,660)
Amortization of net loss	(29,509)	(25,400)	(10,278)	(8,292)
Amortization of prior service cost	(2,177)	(2,177)	5,868	5,868
Amortization of transitional obligation	-	-	(2,566)	(2,566)
Total recognized in regulatory asset	$(27,110)	$(27,440)	$(6,680)	$(11,650)

Total recognized in net periodic benefit cost and regulatory asset	$15,044	$13,907	$3,401	$(2,756)

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.30%	5.70%	5.20%	5.70%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Measurement date	12/31/10	12/31/09	12/31/10	12/31/09
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.70%	6.20%	5.70%	6.20%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	8.31%	8.57%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2029	2029

Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$500,160	$467,234	N/A	N/A
Accumulated benefit obligation	$455,263	$426,255	N/A	N/A
Fair Value of plan assets	$396,933	$314,252	N/A	N/A

The ABO for defined benefit pension plans was $455.3 million and $426.3 million at December 31, 2010 and 2009, respectively.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are $26.1 million and $2.1 million, respectively. The estimated net loss, prior service credit and transitional obligation for the other defined benefit post-retirement plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year is $9.8 million, $5.9 million and $2.6 million, respectively.

Central Hudson’s pension and other post-retirement plans’ weighted average asset allocations at December 31, 2010 and 2009, by asset category are as follows:

	Pension Plan		Other Plans
	2010	2009	2010	2009
Equity Securities	54.8%	62.8%	64.4%	64.5%
Debt Securities	44.0%	31.9%	35.5%	34.7%
Alternate Investment	-%	4.6%	-%	-%
Other	1.2%	0.7%	0.1%	0.8%
Total	100.0%	100.0%	100.0%	100.0%

For the pension plan and other benefit plans, equity securities do not include CH Energy Group Common Stock at December 31, 2010, and 2009, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A 1% change in assumed health care cost trend rates would have the following effects (In Thousands):

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components for 2010	$516	$(445)
Effect on year-end 2010 post-retirement benefit obligation	$4,738	$(4,191)

Central Hudson’s contributions for OPEB totaled $4.8 million and $3.5 million during the years ended December 31, 2010 and 2009.  Contribution levels are determined by various factors including the discount rate, expected return on plan assets, medical claims assumptions used, mortality assumptions used, benefit changes, corporate resources and regulatory considerations.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (In Thousands):

Year	Pension Benefits - Gross	Other Benefits - Gross	Other Benefits - Net(1)
2011	$29,491	$7,722	$7,158
2012	29,618	8,129	7,531
2013	29,961	8,436	7,799
2014	30,284	8,910	8,241
2015	30,798	9,302	8,600
2016 - 2020	166,046	50,700	46,673

(1) Estimated benefit payments reduced by estimated gross amount of Medicare Act of 2003 subsidy receipts expected.

NOTE 11 – Equity-Based Compensation

CH Energy Group’s Long-Term Performance-Based Incentive Plan (“2000 Plan”), adopted in 2000 and amended in 2001 and 2003, reserves 500,000 shares of CH Energy Group’s Common Stock for awards to be granted under the 2000 Plan.  The 2000 Plan was amended in the third quarter of 2003.  The amendment allows executives to defer receipt of performance shares and performance units in accordance with the terms of CH Energy Group’s Directors and Executives Deferred Compensation Plan.  Also, an amendment to the previously effective Stock Plan for Outside Directors provided for shares of stock previously accrued for retired Directors to be paid in the form of cash and provides that active Directors could elect to transfer previously accrued shares payable to them to CH Energy Group’s Directors and Executives Deferred Compensation Plan.  In addition, the amendment froze future participation and future accruals under the 2000 Plan.

In 2006, CH Energy Group adopted a Long-Term Equity Incentive Plan (“2006 Plan”) to replace the 2000 Plan.  The 2006 Plan was approved by CH Energy Group’s shareholders on April 25, 2006.  The 2000 Plan has been terminated, with no new awards to be granted under such plan.  Outstanding stock option awards granted under the 2000 Plan continue in accordance with their terms and the provisions of the 2000 Plan.

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

As of December 31, 2010, CH Energy Group had stock options outstanding, which were issued under the 2000 Plan, as well as performance shares, restricted shares and restricted stock units outstanding, which were issued under the 2006 Plan.

Stock Options

Stock options granted to officers of CH Energy Group and its subsidiaries are exercisable over a period of ten years, with 40% of the options vesting after two years and 20% of the options vesting each year thereafter for the following three years.  Stock options granted to non-employee Directors are immediately exercisable.

The following table summarizes information concerning stock options outstanding as of December 31, 2010:

				Weighted
		Number of	Number of	Average	Number of
	Exercise	Options	Options	Remaining	Options
Date of Grant	Price	Granted	Outstanding	Life in Years	Exercisable
January 1, 2001	$44.06	59,900	-	-	-
January 1, 2003	$48.62	36,900	16,620	2.00	16,620
		96,800	16,620	2.00	16,620

All options were fully vested as of December 31, 2007.  The fair market value per option of CH Energy Group stock options granted in 2003 and 2001 are $6.51 and $4.41, respectively.  These fair market values were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2001
Risk-free interest rate	4.40%	4.78%
Expected life - in years	10	5
Expected stock volatility	17.50%	20.06%
Dividend yield	4.4%	5.4%

A summary of the current year activity of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding at 12/31/09	35,980	$46.27	1.97
Granted	-	-
Exercised	19,360	44.25
Expired / Forfeited	-	-
Outstanding at 12/31/10	16,620	$48.62	2.00

Total CH Energy Group Shares Outstanding		15,799,262
Potential Dilution		0.1%

The balance accrued for outstanding options was $0.1 million as of December 31, 2010 and 2009.  The intrinsic value of outstanding options was not material as of December 31, 2010 and 2009.

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 Plan is as follows:

			Performance Shares
	Grant Date	Performance Shares	Outstanding at
Grant Date	Fair Value	Granted	December 31, 2010
January 24, 2008	$35.76	33,440	28,240
January 26, 2009	$49.29	36,730	32,810
February 8, 2010	$38.62	48,740	48,740

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

The fair value for performance shares at the end of each reporting period in 2008 was based on the use of the binomial method, which reflected the following assumptions:

For the year ended December 31, 2008
Stock price	$51.39
Dividend yield	4.2%
Performance period (in years)	3
Risk-free rates of return:
One year	0.37%
Two year	0.76%
Three year	1.00%

Other considerations in the determination of fair value for performance shares included the grant price for each individual grant, estimated forfeitures, and historical percentile performance rank.

Commencing in 2009, CH Energy Group ceased using a binomial model.  The fair value of performance shares is currently determined based on the shares' current market value at the end of each reporting period, estimated forfeitures for each grant, and expected payout based on Management's best estimate including analysis of historical performance in accordance with the defined metrics of each grant.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of December 31, 2010:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at December 31, 2010
January 2, 2008	Shares	10,000	$44.32	End of 3 years	8,100	(1)
January 2, 2008	Shares	2,100	$44.32	Ratably over 3 years	700
January 26, 2009	Shares	2,930	$49.29	End of 3 years	2,320	(2)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	11,500
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(3)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	3,000

(1)
500 shares were forfeited upon resignation of the employee holding the shares, the vesting of 600 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith and the vesting of 800 shares was accelerated as approved by the Board of Directors.

(2)
The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith and the vesting of 360 shares was accelerated as approved by the Board of Directors.

(3)	The vesting of 405 shares was accelerated as approved by the Board of Directors.

The above shares granted were issued from CH Energy Group’s treasury.  The fair value of restricted shares represents the closing price of the Company’s stock on the date of grant.

In accordance with current accounting guidance related to equity based compensation, unvested restricted shares do not impact the number of common shares outstanding used in the basic EPS calculation.  Shares will not be issued with respect to restricted stock units until a specified future date defined within the individual agreement.  The total unvested outstanding restricted shares and stock units noted above have been included in the diluted EPS calculation for the year ended December 31, 2010, 2009 and 2008.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the years ended December 31, 2010, 2009 and 2008 (In Thousands):

	Year Ended December 31,
	2010	2009	2008
Performance shares	$2,217	$1,088	$550
Restricted shares and stock units	$543	$223	$148
Recognized tax benefit of restricted shares and stock units	$203	$89	$59
Stock Options	$51	$22	$-

Compensation expense for performance shares is recognized over the three year performance period based on the fair value of the awards at the end of each reporting period and the time elapsed within each grant's performance period.  Compensation expense for restricted shares and stock options is recognized over the defined vesting periods based on the grant date fair value of the awards.

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

Through June 30, 2008, the annual equity compensation for each non-employee Director was the equivalent of $55,000.  Effective July 1, 2008, this compensation was increased to $65,000 per year.  Total equity compensation expense to non-employee Directors recognized by CH Energy Group was $0.5 million for the years ended December 31, 2010 and 2009 and $0.4 million for the year ended December 31, 2008.

For additional discussion regarding the dilutive effects of equity-based compensation, see Note 1 - “Summary of Significant Accounting Policies” under the caption “Earnings Per Share.”

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

Central Hudson is obligated to supply electricity to its retail electric customers.  Under the Settlement Agreement, Central Hudson's retail customers may elect to procure electricity from third-party suppliers or may continue to rely on Central Hudson.  As part of its efforts to supply customers who continue to rely on Central Hudson for their energy supply, Central Hudson entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 9% of the output of Unit No. 2 of the Nine Mile Point Nuclear Generating Station (”Nine Mile 2 Plant”) at negotiated prices during the ten-year period beginning on November 7, 2001 and ending November 30, 2011. The agreement is "unit-contingent'' in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating.  Following the expiration of this purchase agreement, a revenue sharing agreement with Constellation will begin, which will provide Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021.  This revenue, if any, will accrue to the benefit of Central Hudson’s customers.  In the Constellation agreements, electricity is purchased at defined prices that escalate over the life of the contract.  The capacity and energy supplied under the agreement with Constellation in 2010 was sufficient to supply approximately 13% of Central Hudson’s total system requirements and cost approximately $25.9 million.  For the years 2009 and 2008, the energy supplied under this agreement cost approximately $27.9 million and $25.2 million, respectively.

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  On an annual basis, the electricity purchased through the Entergy contract represents approximately 23% of Central Hudson’s full-service customer requirements and for the year ended December 31, 2010 energy supplied under this agreement cost approximately $56.1 million.  For the twelve months ended December 31, 2009 and 2008, the energy supplied under this agreement cost approximately $55.3 million and $57.5 million, respectively.  On June 30, 2010 and September 9, 2010, Central Hudson entered into additional agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.

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

Operating lease rental payment amounts charged to expense by CH Energy Group and its subsidiaries were $2.7 million in 2010, $2.8 million in 2009, and $3.4 million in 2008.  Included in 2008 amounts are payments for contingent rentals of $0.6 million, which are operating lease agreements that contain provisions for a change in lease payments subsequent to the inception of the lease.  CH Energy Group did not have any payments for contingent rentals in 2010 and in 2009.

Operating lease rental payment amounts charged to expense by Central Hudson were $1.7 million in 2010, $1.5 million in 2009, and $2.1 million in 2008.  Included in 2008 amounts are payments for contingent rentals of $0.6 million.  Central Hudson did not have any payments for contingent rentals in 2010 or 2009.

Future minimum lease payments excluding executory costs, such as property taxes and insurance, are included in the following table of Other Commitments.  All leases are non-cancelable, and rent expense is recognized on a straight-line basis over the minimum lease term.

Other Commitments

The following is a summary of commitments for CH Energy Group and its affiliates as of December 31, 2010 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Year Ending 2012	Year Ending 2013	Year Ending 2014	Year Ending 2015	Total
Operating Leases	$2,490	$2,324	$2,049	$2,042	$1,918	$10,823
Construction/Maintenance & Other Projects(1)	66,960	18,416	8,931	3,447	3,079	100,833
Purchased Electric Contracts(2)	60,585	25,507	25,449	3,951	961	116,453
Purchased Natural Gas Contracts(2)	34,261	15,012	11,305	10,913	9,403	80,894
Purchased Fixed Liquid Petroleum Contracts(3)	790	-	-	-	-	790
Purchased Variable Liquid Petroleum Contracts(3)	58,037	47,276	-	-	-	105,313
Total	$223,123	$108,535	$47,734	$20,353	$15,361	$415,106

(1)
Including Specific, Term, and Service Contracts, briefly defined as follows:  Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; and Service Contracts include consulting, educational, and professional service contracts.

(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(3)	Estimated based on pricing on December 31, 2010.

The following is a summary of commitments for Central Hudson as of December 31, 2010 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Year Ending 2012	Year Ending 2013	Year Ending 2014	Year Ending 2015	Total
Operating Leases	$1,589	$1,549	$1,509	$1,500	$1,491	$7,638
Construction/Maintenance & Other Projects(1)	64,767	18,096	8,611	2,759	2,349	96,582
Purchased Electric Contracts(2)	60,585	25,507	25,449	3,951	961	116,453
Purchased Natural Gas Contracts(2)	34,261	15,012	11,305	10,913	9,403	80,894
Total	$161,202	$60,164	$46,874	$19,123	$14,204	$301,567

(1)	Including Specific, Term, and Service Contracts, as defined in footnote (1) of the preceding chart.
(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

Central Hudson has an obligation to meet its contractual benefit payment obligations.  Decisions about how to fund the Retirement Plan to meet these obligations are made annually and are primarily affected by the discount rate used to determine benefit obligations, current asset values, corporate resources and the projection of Retirement Plan assets.  Based on the funding requirements of the Pension Protection Act, Central Hudson plans to make contributions that maintain the target funded percentage at 80% or higher.  Central Hudson’s contributions for 2011 are expected to total approximately $32 million, resulting in a funded status that meets Central Hudson’s objective.  The actual contributions could vary significantly based upon economic growth, projected investment returns, inflation, and interest rate assumptions.  Actual funded status could vary significantly based on asset returns and changes in the discount rate used to estimate the present value of future obligations.

Environmental Matters

Central Hudson

•	Air

In October 1999, Central Hudson was informed by the New York State Attorney General (“Attorney General”) that the Danskammer Point Steam Electric Generating Station (“Danskammer Plant”) was included in an investigation by the Attorney General’s Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules.  Specifically, the Attorney General alleged that Central Hudson “may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits.”  In March 2000, the Environmental Protection Agency (“EPA”) assumed responsibility for the investigation.  Central Hudson has completed its production of documents requested by the Attorney General, the New York State Department of Environmental Conservation (“DEC”), and the EPA, and believes any permits required for these projects were obtained in a timely manner.  Central Hudson sold the Danskammer Plant on January 30, 2001.  In March 2009, Dynegy notified Central Hudson that Dynegy had received an information request pursuant to the Clean Air Act from the EPA for the Danskammer Plant covering the period beginning January 2000 to present.  At that time, Dynegy also submitted to Central Hudson a demand for indemnification for any fines, penalties or other losses that may be incurred by Dynegy arising from the period that Central Hudson owned the Danskammer Plant.  While Central Hudson could have retained liability after the sale, depending on the type of remedy, Central Hudson believes that the statutes of limitation relating to any alleged violation of air emissions rules have lapsed.

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
The DEC has approved the Construction Completion Report (“CRC”) for the remediation that was completed at Area A of the site.  Remediation for the other two areas at the site, Areas B and C, was completed in December 2010. The remaining site restoration work is expected to be completed in 2011.

#3	Laurel Street Poughkeepsie, NY
Remediation work is complete.  The CRC was approved by the DEC.  As requested by the DEC, fifteen additional monitoring wells were installed and quarterly groundwater sampling events are being conducted.

#4	North Water Street Poughkeepsie, NY	As requested by the DEC, additional land and river investigations were conducted. The final monitoring event for the reactive cap pilot study was completed and the cap removed.
#5	Kingston, NY
Additional land and river investigations have been approved by the DEC.  The land-based Remedial Investigation (“RI”) work is complete.  The river-based RI work has commenced.  Remaining fieldwork involving the collection of additional shallow sediment cores is expected to be completed in 2011.  Previously, a license agreement with a private party and Central Hudson had allowed the presence and mooring of tug boats and a “Dry Dock” in front of the Kingston site.  All tugs have been removed by the owner, but the Dry Dock remains in place and is an obstacle to completing remediation of the river bed under it.  Central Hudson is currently involved in legal proceedings seeking to obtain judicial authorization to have the Dry Dock removed.  The outcome of the proceedings is uncertain.

Site		Status
#6	Catskill, NY
Site investigation has been completed under the DEC-approved Brownfield Cleanup Agreement.  A Remedial Investigation Report was approved.  A Remedial Alternatives Analysis (“RAA”) is currently underway and is scheduled to be completed and submitted to DEC early in 2011.

#7	Saugerties, NY	Per the DEC, Central Hudson has no remedial responsibility for this site. This site is no longer listed in the DEC database.
#8	Bayeaux Street Poughkeepsie, NY	Per the DEC, no further investigation or remedial action is required at this time.
#9	Broad Street Newburgh, NY	Per the DEC, Central Hudson does not have remedial responsibility for this site. This site is no longer listed in the DEC database.

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

Site #1 remediation work has been completed and the final report has been approved by the DEC.  With regard to site #8, Central Hudson does not have sufficient information to estimate its potential remediation cost, if any.  As stated above, Central Hudson believes that it has no further liability for this site and DEC in a letter dated March 13, 2009 has indicated no further investigation or remedial action is required at this time.

Information for sites #2 through #6 are detailed in the chart below (In Thousands):

Site #	Estimate	Liability Recorded as of 12/31/09	Amounts Spent in 2010(3)	Liability Adjustment	Liability Recorded as of 12/31/10	Current Portion of Liability at 12/31/10	Long term portion of Liability at 12/31/10
2, 3(1)	$44,700	$18,554	$14,616	$(2,172)	$1,766	$797	$969
4, 5, 6(2)	121,000	1,676	1,030	833	1,479	599	880
	$165,700	$20,230	$15,646	$(1,339)	$3,245	$1,396	$1,849

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

(3)	Amounts spent in 2010 as shown above do not include legal fees of approximately $60K.

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

As authorized by the PSC, Central Hudson is currently permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.  Central Hudson spent $15.7 million for the year ended December 31, 2010, related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  On July 1, 2007, Central Hudson started recovering through a rate allowance for MGP Site Investigation and Remediation Costs.  The 2010 Rate Order provided for an increase in this rate allowance to an amount of $13.6 million over the three year settlement period ending June 30, 2013.  As authorized in the 2009 Rate Order, Central Hudson also received deferral authority and subsequent recovery for amounts spent over the rate allowance from a net electric regulatory liability balance during the three year settlement period ending June 30, 2010.  The total MGP Site Investigation and Remediation costs recovered from July 1, 2007 through December 31, 2010 was approximately $15.3 million, with $9.2 million recovered in 2010.

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

•	Little Britain Road property owned by Central Hudson

In 2000, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling.  Central Hudson believes that it has fulfilled its obligations under the VCA and should receive the release provided for in the VCA, but the DEC has proposed that additional ground water work be done to address groundwater sampling results that showed the presence of certain contaminants at levels exceeding DEC criteria.  Central Hudson believes that such work is not necessary and has completed a soil vapor intrusion study showing that indoor air at the facility met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards; in addition, in 2008, it also installed an indoor air vapor mitigation system (that continues to operate).

In September 2010, NYSDEC personnel orally advised that Central Hudson would likely receive a letter from the NYSDEC proposing closure of the VCA, and inclusion of the site into the Brownfield Cleanup Program (“BCP”).  To date that letter has not been received.

 At this time Central Hudson does not have sufficient information to estimate the need for additional remediation or potential remediation costs.  Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.  Central Hudson cannot predict the outcome of this matter.

•	Eltings Corners

Central Hudson owns and operates a maintenance and warehouse facility located in Lloyd, NY.  In the course of Central Hudson’s recent hazardous waste permit renewal process for this facility, sediment contamination was discovered within the wetland area across the street from the main property.  In cooperation with NYSDEC, Central Hudson continues to investigate the nature and extent of the contamination.  The extent of the contamination, as well as the timing and costs for continued investigation and future remediation efforts, cannot be reasonably estimated at this time.

•	Asbestos Litigation

Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,324 asbestos lawsuits commenced in New York State and federal courts.  The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants.  The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at two formerly owned electric generating plants; the Roseton Electric Generating Plant and the Danskammer Point Steam Electric Generating Station.

As of December 31, 2010, of the 3,324 asbestos cases brought against Central Hudson, 1,167 remain pending.  Of the cases no longer pending against Central Hudson, 2,002 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the twelve months ended December 31, 2010, Griffith spent approximately $0.2 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith’s reserve for environmental remediation is $3.3 million as of December 31, 2010, of which $0.8 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith’s indemnification obligation is subject to a number of limitations, including time limits within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith’s liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith’s obligation to indemnify the purchaser for breaches of many of Griffith’s representations and warranties and for certain environmental liabilities.  The Company has reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

CH-Auburn has received a Notice of Violation of its air permit from the NYS DEC.  CH-Auburn is currently working with the NYS DEC to resolve this issue.  While resolving the issue, CH-Auburn will not run one of its three engine generators, but continues to meet its obligations under the Energy Services Agreement with the City of Auburn.

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

CH Energy Group and Central Hudson expense legal costs as incurred.

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

Central Hudson’s and Griffith’s operations are seasonal in nature and weather- sensitive.  Demand for electricity typically peaks during the summer, while demand for natural gas and heating oil typically peaks during the winter.

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$563,139	$156,795	$240,174	$12,197	$-		$972,305
Intersegment revenues	8	253	-	-	(261)		-
Total revenues	563,147	157,048	240,174	12,197	(261)		972,305
Depreciation and amortization	26,480	7,335	4,460	1,773	-		40,048
Operating income	70,739	24,571	5,427	(2,832)	-		97,905
Interest and investment income	4,161	1,313	1	2,701	(2,689)	(1)	5,487
Interest charges	20,589	5,259	2,041	3,888	(2,689)	(1)	29,088
Income before income taxes	52,506	20,238	2,935	(17,523)	-		58,156
Income tax expense	18,637	7,989	1,161	(8,833)	-		19,954
Net income (loss) attributable to CH Energy Group	33,125	12,023	1,774	(8,418)	-		38,504
Segment assets at December 31	1,183,455	355,619	109,347	90,209	(9,355)	(2)	1,729,275
Goodwill	-	-	35,940	-	-		35,940
Capital expenditures	57,700	17,159	1,930	30,355	-		107,144

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes $5,864 related to Federal income tax due to parent company due to an accounting change for tax purposes.

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2009
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$536,170	$174,137	$211,229		$10,053	$-		$931,589
Intersegment revenues	12	308	-		-	(320)		-
Total revenues	536,182	174,445	211,229		10,053	(320)		931,589
Depreciation and amortization	25,269	6,825	4,488		1,121	-		37,703
Operating income	60,289	16,049	5,587		(1,526)	-		80,399
Interest and investment income	3,303	1,727	15		4,996	(4,117)	(1)	5,924
Interest charges	19,806	5,079	2,405		2,623	(4,117)	(1)	25,796
Income before income taxes	41,703	12,215	3,456		(2,555)	-		54,819
Income tax expense	15,743	5,399	1,332		(2,082)	-		20,392
Net income attributable to CH Energy Group	25,217	6,589	11,975	(3)	(297)	-		43,484
Segment assets at December 31	1,132,341	353,259	103,915		109,930	(1,562)	(2)	1,697,883
Goodwill	-	-	35,651		-	-		35,651
Capital expenditures	78,585	18,255	1,920		22,072	-		120,832

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling owner's interest of $1,385 related to Lyonsdale.
(3)	Includes income from discontinued operations of $9,851.

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2008
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$608,161	$189,546	$330,204		$11,290	$-		$1,139,201
Intersegment revenues	16	323	-		-	(339)		-
Total revenues	608,177	189,869	330,204		11,290	(339)		1,139,201
Depreciation and amortization	23,592	6,220	4,609		837	-		35,258
Operating income	53,396	13,948	3,655		(47)	-		70,952
Interest and investment income	1,605	1,566	82		5,929	(4,515)	(1)	4,667
Interest charges	19,975	5,451	2,890		491	(4,515)	(1)	24,292
Income before income taxes	36,056	10,455	1,138		4,274	-		51,923
Income tax expense	14,334	4,939	515		(474)	-		19,314
Net income attributable to CH Energy Group	20,977	5,291	4,169	(3)	4,644	-		35,081
Segment assets at December 31	1,106,505	385,691	190,464		47,494	29	(2)	1,730,183
Goodwill	-	-	67,455		-	-		67,455
Capital expenditures	58,827	19,503	2,706		2,562	-		83,598

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes non-controlling owner's interest of $1,449 related to Lyonsdale.
(3)	Includes income from discontinued operations of $3,545.

NOTE 14 - Accounting for Derivative Instruments and Hedging Activities

Purpose of Derivatives

CH Energy Group and its subsidiaries enter into derivative contracts in conjunction with the Company’s energy risk management program to hedge certain risk exposure related to its business operations.  The derivative contracts are typically either exchange-traded or over-the-counter (“OTC”) instruments.  The primary risks the Company seeks to manage by using derivative instruments are interest rate risk and commodity price risk.  Central Hudson uses derivative contracts to reduce the impact of  volatility in the prices of natural gas and electricity and to hedge exposure to volatility in interest rates for its variable rate long-term debt.  Griffith uses derivative instruments to reduce the impact of volatility in the price of heating oil purchased for delivery to its customers.  All derivative transactions are associated with commodity purchases and are not used for speculative purposes.  CH Energy Group and its subsidiaries derivative activities consist of the following:

•
Interest rate caps are used to minimize interest rate risks and to improve the matching of assets and liabilities.  An interest rate cap is an interest rate option agreement in which payments are made by the seller of the option when the reference rate exceeds the specified strike rate (or the set rate at which the option contract can be exercised).  The purpose of these agreements is to reduce exposure to rising interest rates while still having the ability to take advantage of falling interest rates by putting a “cap” on the interest rate Central Hudson pays on debt for which such caps are purchased.

•
Natural gas futures are used to minimize commodity price volatility for natural gas purchases.  A natural gas futures contract is a standardized contract to buy or sell a specified commodity (natural gas) of standardized quality at a certain date in the future, at a market determined price (the futures price).  Central Hudson’s reason for purchasing these contracts is to reduce the risk of price fluctuations for natural gas and  the impact of volatility in the commodity markets on its customers.

•
Natural gas swaps and contracts for differences (electricity swaps) are used to minimize commodity price volatility for natural gas and electricity purchases for Central Hudson’s full service customers. A swap contract or a contract for differences is the exchange of two payment streams between two counterparties where the cash flows are dependant on the price of the underlying commodity. In an effort to moderate commodity price volatility, Central Hudson enters into contracts to pay a fixed price and receive market price for a defined commodity and volume. These contracts are aligned with Central Hudson’s actual commodity purchases at market price, resulting in a net fixed price payment.

At December 31, 2010, Central Hudson had open derivative contracts related to natural gas purchases during January 2010 - March 2011, for 1.7 million Dth, which covers approximately 51.4% of Central Hudson's projected total natural gas supply requirements during this period.  In 2010, derivative transactions covered approximately 33.8% of Central Hudson’s total natural gas supply requirements as compared to 37.4% in 2009.

Additionally, Central Hudson had open derivative contracts at December 31, 2010 for 1.5 million MWh, which covers approximately 22.2% of its projected electricity requirements in 2011 and 22.4% of its electricity requirements in 2012. In 2010, OTC derivative contracts covered approximately 28% of Central Hudson’s total electricity supply requirements as compared to 24.8% in 2009.

•
Option contracts on heating oil are used to establish ceiling prices to limit Griffith’s exposure to changes in heating oil prices for forecasted heating oil supply requirements for capped price programs that are not covered by firm purchase commitments.  An option contract is the right, but not the obligation, to buy (for a call option) or sell (for a put option) a specific amount of the given commodity, at a specified price (the strike price) during a specified period of time.

At December 31, 2010, Griffith had open OTC call option positions covering approximately 1.5% of its anticipated fuel oil supply requirements for the period January 2011 through May 2011. In 2010, derivative instruments covered 1.1% of total fuel oil requirements as compared to 3.6% in 2009.

•
Weather derivative contracts are used to limit the effect on earnings of significant variances in weather conditions from normal patterns.  Weather derivatives are financial instruments that can be used as part of a risk management strategy to reduce risk associated with adverse or unexpected weather conditions.

Accounting for Derivatives

Central Hudson has been authorized to fully recover risk management costs as a component for its natural gas and electricity cost adjustment charge clauses.  Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers.  These costs include transaction costs, and gains and losses associated with risk management instruments."  The related gains and losses associated with Central Hudson’s derivatives are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses, and are not designated as hedges. Additionally, Central Hudson has been authorized to fully recover the interest costs associated with its variable rate debt, which includes costs and gains and losses associated with its interest rate cap contracts. As a result, derivative activity at Central Hudson does not impact earnings.

Derivative contracts related to Griffith’s heating oil contracts are not material. Upon completion of the divestiture in December 2009, Management has made a decision that it is no longer cost effective to perform on-going effectiveness testing and documentation to qualify for hedge accounting treatment under current accounting guidance based on the immateriality of the remaining level of derivative contracts. All open derivative positions on this date were de-designated effective October 1, 2009, and hedge accounting treatment was discontinued. Additionally, on December 11, 2009, Griffith entered into a new derivative financial instrument with the purchaser of Griffith’s operations whereas Griffith agreed to pay the counterparty an amount equal to the economic benefit realized upon the settlement of the certain call option contracts held by Griffith and associated with the projected deliveries to the customers purchased. As of December 31, 2010, all of these contracts have been settled. All new contracts purchased on or after October 1, 2009, have been designated at inception as derivatives not accounted for as hedges.

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

To help limit the credit exposure of their derivatives, Central Hudson and Griffith enter into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Central Hudson and Griffith both hold contracts for derivative instruments under master netting agreements.  Of the sixteen total agreements held by both companies, eleven contain credit-risk related contingent features.  As of December 31, 2010, there were 26 open derivative contracts under these eleven master netting agreements containing credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on December 31, 2010 if the contingent features were triggered, are described below.

Contingent Contracts
(Dollars In Thousands)

	As of December 31, 2010
Triggering Event	# of Contracts Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	1	$(55)	$(55)
Credit Rating Downgrade (to below BBB-)	13	(356)	(356)
Adequate Assurance(1)	1	(6,515)	(6,515)
Total Central Hudson	15	(6,926)	(6,926)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	-	-	-
Adequate Assurance(1)	11	-	-
Total Griffith	11	-	-

Total CH Energy Group	26	$(6,926)	$(6,926)

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On December 31, 2010, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

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

Derivative contracts are measured at fair value on a recurring basis.  As of December 31, 2010 and 2009, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2010
Assets:
Derivative Contracts:
Central Hudson - natural gas	$34	$-	$34	$-
Central Hudson - interest rate cap	-	-	-	-
Total Central Hudson Assets	$34	$-	$34	$-

Griffith - heating oil	112	112	-	-
Total CH Energy Group Assets	$146	$112	$34	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(23,872)	$-	$-	$(23,872)
Central Hudson - natural gas	(1,009)	-	(1,009)	-
Total CH Energy Group and Central Hudson Liabilities	$(24,881)	$-	$(1,009)	$(23,872)

As of December 31, 2009
Assets:
Derivative Contracts:
Central Hudson - electric	$314	$-	$-	$314
Central Hudson - natural gas	79	-	79	-
Central Hudson - interest rate cap	-	-	-	-
Total Central Hudson Assets	$393	$-	$79	$314

Griffith - heating oil	348	348	-	-
Total CH Energy Group Assets	$741	$348	$79	$314

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(12,297)	$-	$-	$(12,297)
Central Hudson - natural gas	(1,256)	-	(1,256)	-
Total Central Hudson Liabilities	$(13,553)	$-	$(1,256)	$(12,297)

Griffith - other derivative financial instrument	(284)	-	(284)	-
Total CH Energy Group Liabilities	$(13,837)	$-	$(1,540)	$(12,297)

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Year Ended
	December 31,
	2010	2009
Balance at Beginning of Period	$(11,983)	$(5,538)
Unrealized gains (losses)	(11,889)	(6,445)
Realized gains (losses)	(8,850)	(26,018)
Purchases, issuances, sales and settlements	8,850	26,018
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(23,872)	$(11,983)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.

CH Energy Group’s derivative contracts are typically either exchange-traded or over-the-counter (“OTC”) instruments.  Exchange-traded and OTC derivatives are valued based on listed market prices.  On December 31, 2010, Central Hudson’s derivative contracts were comprised of swap contracts for electricity and natural gas.  Electric swap contracts are valued using the New York Independent System Operator (“NYISO”) Swap Futures Closing Price as posted on NYMEX Clearport and have been classified as Level 3 assets in the fair value hierarchy, since Clearport uses unobservable inputs, such as pricing data from major market participants in its determination of the futures closing price.  Management believes these prices approximate fair value for these instruments.  Natural gas swap contracts are valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price for Tennessee, Columbia, Dominion-Appalachia and Dawn pipeline locations, and have been classified within Level 1 of the fair value hierarchy.  For natural gas swap contracts valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price, the latter component is immaterial. The credit risk considered in the fair value assessment of contracts in a liability position is that associated with Central Hudson.  Based on Central Hudson’s current senior unsecured debt ratings by Moody’s, S&P and Fitch, Management has concluded that the credit risk associated with Central Hudson’s non-performance related to these instruments is not significant, and therefore, no adjustment was made to the fair value.  For those contracts in an asset position, Management believes the credit risk of non-performance by counterparties is not significant due to the fact that Central Hudson utilizes multiple counterparties, all of which have ratings by Moody’s, S&P and Fitch, which denote expectations of a low default risk.  Additionally, unrealized gains and losses on Central Hudson’s derivative contracts have no impact on earnings. Based on the credit ratings by Moody’s, S&P and Fitch of the counterparty, Management has concluded that the credit risk associated with the counterparty’s non-performance on call options in an asset position is not significant and no adjustment was made to fair value.  Therefore, no adjustment related to credit risk has been made to the fair value of contracts in an asset position.

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

The Effect of Derivative Instruments on the Statements of Income

For the year ended December 31, 2009, all other comprehensive income and income statement activity for Griffith heating oil call option contracts designated as hedging instruments was not material.  Effective October 1, 2009, Griffith de-designated all open derivative positions.  The loss reclassified from accumulated other comprehensive income in 2010, as these de-designated derivatives have settled, was not material.

  For the year ended December 31, 2010, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson derivatives not designated as hedging instruments on the statements of income (In Thousands):

	Amount of Gain/(Loss) Recognized as Increase/(Decrease) in the Income Statement		Location of Gain/(Loss)
	Year Ended December 31,
	2010	2009
Central Hudson:
Electricity swap contracts	$(8,850)	$(26,018)	Regulatory asset(1)
Natural gas swap contracts	(2,616)	(13,758)	Regulatory asset(1)
Interest rate swap contract	-	-	Regulatory asset(1)
Total Central Hudson	$(11,466)	$(39,776)

Griffith:
Heating oil call option contracts	(100)	54	Purchased petroleum
Griffith other derivative financial instrument	129	(73)	Purchased petroleum
Total Griffith	$29	$(19)

Total CH Energy Group	$(11,437)	$(39,795)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

The fair values of open derivative instruments held by Griffith were recorded in each period as part of the cost or price of the related commodity transactions.  The fair values of call options are determined based on the market value of the underlying commodity.  The total net gain including premium expense was not material for the year ended December 31, 2010.  A total net loss including premium expense was $0.3 million for the year ended December 31, 2009.  A total net gain including premium expense of $0.7 million was recorded in the year ended December 31, 2008.

In addition to the above, Griffith uses weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns, if such contracts can be obtained on reasonable terms.  Weather derivative contracts are accounted for in accordance with guidance specific to accounting for weather derivatives.  In the years ended December 31, 2010 and December 31, 2009, approximately $0.6 million and $0.2 million of expense was recorded to the income statement related to Griffith’s weather derivatives, respectively.  In the year ended December 31, 2008, the impact to the income statement related to Griffith’s weather derivatives was not material.

NOTE 15 – Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 – “Accounting for Derivative Instruments and Hedging Activities”, CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets, including the investments of CH Energy Group’s Directors and Executives Deferred Compensation Plan and the property and plant of Lyonsdale.  The following table summarizes the amount reported at fair value related to these assets as of December 31, 2010 and 2009 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2010
Other investments	$3,912	$3,912	$-	$-
Lyonsdale property and plant(1)	$6,685	$-	$6,685	$-
As of December 31, 2009
Other investments	$-	$-	$-	$-

(1) Lyonsdale property and plant was valued at carrying value prior to December 31, 2010.

Other investments represent trust assets for the funding of CH Energy Group’s Directors and Executives Deferred Compensation Plan and is titled "Other investments" within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.  As of December 31, 2010, a portion of the trust assets are invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.  For more information on the fair value hierarchy, see Note 14 – "Accounting for Derivative Instruments and Hedging Activities."

Lyonsdale property and plant has been recorded at fair value as of December 31, 2010 as a result of an impairment charge recognized.  Lyonsdale assets are included in Other non-utility property & plant within the Non-Utility Property & Plant section of the CH Energy Group Consolidated Balance Sheet and within the Other Businesses and Investments business unit reported in Note 13 – “Segments and Related Information”.  As of December 31, 2010, Management recorded a pre-tax impairment of $2.1 million ($1.3 million after-tax impact on earnings) based on the amount by which the carrying amount exceeded the fair value of the Lyonsdale assets.  The fair value of the assets was calculated based on market participant bids for the purchase of Lyonsdale, which were received in early 2011.

Other Fair Value Disclosure

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents:  Carrying amount

Long-term Debt:  Quoted market prices for the same or similar issues

Notes Payable:  Carrying amount

Notes Receivable:  As of September 30, 2010, CHEC revised the methodology it utilizes to estimate the fair value of its debt investment in Cornhusker Holdings in response to a change in its expectations regarding Cornhusker Holdings’ ability to service CHEC’s subordinated debt.  This change in CHEC’s expectations during the third quarter was the result of the confluence of various negative trends, including (1) a lower-than-expected level of increased output from the expansion that was completed at the end of 2009 under which CEL took on additional debt that is senior to CHEC’s debt; (2) continued lower-than-expected margins; and (3) a change in the historical relationship between corn and distillers grains prices at the site that began in the first quarter.  Management believes an income approach, which focuses on cash payments CH Energy Group would receive as a subordinated debt holder based on CHEC’s expectations of future investment performance, is a more appropriate valuation than the Gross Yield Method previously used, which projected cash payments based on the contractual terms of the note and included assumptions of a debt restructuring upon maturity.  Under the income approach, the fair value is calculated as the sum of the net after-tax cash flows to be received over the life of the underlying assets of the company on a discounted basis.  The discount rate used in this analysis accounts for both the time value of money and investment risk.  Based on this methodology, the present value of the after-tax cash flows indicate that there are insufficient funds to repay the subordinated debt to CHEC after payments to the senior creditors are satisfied.  The carrying amount of this note receivable was $10.0 million.  As indicated in the valuation, and due to CHEC’s subordinated position, CHEC recorded a reserve against the full balance of these notes in the third quarter of 2010.  As of December 31, 2010, Management believes the fair value of this note receivable remains at zero and therefore appropriately reserved.

CH Energy Group - Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

December 31, 2010

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$941	$37,007	$31,076	$41,650	$1,230	$358,296	$470,200	$489,660
Estimated Effective Interest Rate	6.86%	6.71%	6.92%	6.02%	6.86%	5.54%	5.78%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
				Total Debt Outstanding			$503,900	$523,360
				Estimated Effective Interest Rate			5.42%

December 31, 2009

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$941	$37,007	$31,076	$41,650	$237,373	$372,047	$385,527
Estimated Effective Interest Rate	4.38%	6.86%	6.71%	6.92%	6.02%	5.94%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
				Total Debt Outstanding			$487,897	$501,377
				Estimated Effective Interest Rate			4.78%

Central Hudson - Long-term Debt Maturities and Fair Value
(Dollars in Thousands)

December 31, 2010

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$-	$36,000	$30,000	$14,000	$-	$340,200	$420,200	$432,800
Estimated Effective Interest Rate	-%	6.71%	6.93%	4.81%	-%	5.47%	5.66%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
				Total Debt Outstanding			$453,900	$466,500
				Estimated Effective Interest Rate			5.28%

December 31, 2009

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$-	$36,000	$30,000	$14,000	$218,047	$322,047	$332,908
Estimated Effective Interest Rate	4.38%	-%	6.71%	6.93%	4.81%	5.86%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.82%	0.82%
				Total Debt Outstanding			$437,897	$448,758
				Estimated Effective Interest Rate			4.56%

NOTE 16 – Subsequent Events

CH Energy Group has performed an evaluation of events subsequent to December 31, 2010 through the date the financial statements were issued and noted two additional item to disclose.

Subsequent to year-end, Griffith acquired two fuel distribution and service companies in Maryland for a total of approximately $2.0 million.  One of the acquisition agreements contains a clause (known as an “earn out provision”) for a possible additional immaterial payment provided certain conditions are met.  The purchase price of the two companies included an immaterial amount for tangible assets and $1.9 million for intangible assets of which approximately $0.5 million is goodwill.

CH Energy Group purchased 106,400 additional shares under its Common Stock Repurchase Program from January 1, 2011 through February 1, 2011.  See Note 8 – “Capitalization – Common and Preferred Stock” for additional information regarding CH Energy Group’s Common Stock Repurchase Plan.

On January 24, 2011, Central Hudson made an $11.0 million dividend payment to parent CH Energy Group.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
CH ENERGY GROUP

Selected financial data for each quarterly period within 2010 and 2009 are presented below (In Thousands, except per share data):

	Operating Revenues	Operating Income		Net Income/(Loss) from Continuing Operations		Net Income/(Loss) from Discontinued Operations, Net of Tax	Earnings Per Average Share of Common Stock (Diluted) Outstanding
Quarter Ended:

2010
March 31	$302,642	$41,288		$20,715		$-	$1.28
June 30	201,777	17,220		6,588		-	0.42
September 30	226,720	19,082		2,133		-	0.11
December 31	241,166	20,315	(1)	9,766	(1)	-	0.60	(1)

2009
March 31	$322,096	$36,899		$18,954		$4,376	$1.46
June 30	178,619	4,064		(988)		(384)	(0.09)
September 30	195,947	17,651		6,633		(991)	0.34
December 31	234,927	21,785		9,828		6,850	1.03

(1)	Includes the impact of the fourth quarter 2010 impairment on Lyonsdale assets of $2.1 million pre-tax, $1.3 million net of tax and $(0.08) per share, respectively.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
CENTRAL HUDSON

Selected financial data for each quarterly period within 2010 and 2009 are presented below (In Thousands):

	Operating Revenues	Operating Income	Income Available for Common Stock
Quarter Ended:

2010
March 31	$215,049	$33,759	$16,403
June 30	157,557	21,079	9,747
September 30	184,127	21,857	9,498
December 31	163,201	18,615	9,500

2009
March 31	$246,876	$27,231	$12,351
June 30	139,653	7,368	975
September 30	154,928	20,920	8,629
December 31	168,850	20,819	9,851

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

Statement of Income
(In Thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Business development costs	$(1,809)	$(2,012)	$(1,589)
Interest income	2,566	4,131	4,543
Other income (deductions)	(3,497)	(2,380)	(185)
(Loss) Income before equity in earnings of subsidiaries and income taxes	(2,740)	(261)	2,769
Equity in earnings of subsidiaries	38,204	44,298	32,859
Income before income taxes	35,464	44,037	35,628
Income taxes (benefit) expense	(3,040)	553	547

Net Income	$38,504	$43,484	$35,081

Common Stock:
Average shares outstanding
Basic	15,785	15,775	15,768
Diluted	15,952	15,881	15,805

Earnings per share
Basic	$2.44	$2.76	$2.22
Diluted	$2.41	$2.74	$2.22

Dividends declared per share	$2.16	$2.16	$2.16

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

Statement of Cash Flows
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$38,504	$43,484	$35,081
Equity in earnings of subsidiary companies	(38,204)	(44,298)	(32,859)
Changes in current assets and liabilities:
Cash dividends received from subsidiaries	31,000	5,000	3,250
Accrued taxes	-	(493)	3,001
Other - net	3,794	(574)	378
Net cash flows provided by operating activities	35,094	3,119	8,851

Investing Activities:
Investment in subsidiaries	(46,250)	30,950	29,854
Proceeds from issuance of long-term debt	-	50,000	-
Proceeds from sale of short-term investments	-	-	3,545
Net cash flows provided by/(used in) investing activities	(46,250)	80,950	33,399

Financing Activities:
Cash dividends on common shares	(34,164)	(34,107)	(34,081)
Shares repurchased	(1,465)	-	-
Net cash flows used in financing activities	(35,629)	(34,107)	(34,081)

Net change in cash and cash equivalents	(46,785)	49,962	8,169

Cash and cash equivalents - beginning of the year	61,291	11,329	3,160
Cash and cash equivalents - end of the year	$14,506	$61,291	$11,329

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

Balance Sheet
(In Thousands)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$14,506	$61,291
Prepaid income tax	2,802	1,863
Prepayments	604	808
Accounts receivable from subsidiaries	-	362
Other	5,140	26
Total Current Assets	23,052	64,350

Other Assets
Investments in subsidiaries	582,197	528,743
Total Other Assets	582,197	528,743

Total Assets	$605,249	$593,093

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock	$1,686	$1,686
Paid-in capital	350,288	350,483
Retained earnings	230,342	225,999
Treasury stock	(44,887)	(44,406)
Accumulated other comprehensive income	459	184
Capital stock expense	(328)	(328)
Total Capitalization	537,560	533,618

Current Liabilities
Current maturities of long-term debt	941	-
Dividends payable	8,532	8,534
Accounts payable	1,100	511
Accounts payable to subsidiaries	7,627	-
Accrued interest	430	430
Total Current Liabilities	18,630	9,475

Long Term Liabilities
Private Placement Debt	49,059	50,000
Total Long Term Liabilities	49,059	50,000

Total Capitalization and Liabilities	$605,249	$593,093

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

SCHEDULE II - RESERVES - CH ENERGY GROUP
(In Thousands)

Description	Balance at Beginningof Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period
Year Ended December 31, 2010
Operating Reserves	$4,756	$911	$138	$2,619	$3,187
Reserve for Uncollectible Accounts	$7,736	$4,688	$3,702	$9,420	$6,706

Year Ended December 31, 2009
Operating Reserves	$5,155	$1,265	$125	$1,789	$4,756
Reserve for Uncollectible Accounts	$8,816	$11,515	$2,453	$15,048	$7,736

Year Ended December 31, 2008
Operating Reserves	$5,212	$1,834	$165	$2,056	$5,155
Reserve for Uncollectible Accounts	$4,829	$12,470	$-	$8,483	$8,816

SCHEDULE II - RESERVES - CENTRAL HUDSON
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period
Year Ended December 31, 2010
Operating Reserves	$3,503	$481	$138	$2,055	$2,068
Reserve for Uncollectible Accounts	$5,800	$3,942	$3,702	$8,144	$5,300

Year Ended December 31, 2009
Operating Reserves	$3,898	$713	$125	$1,233	$3,503
Reserve for Uncollectible Accounts	$4,000	$8,833	$3,327	$10,360	$5,800

Year Ended December 31, 2008
Operating Reserves	$4,243	$921	$165	$1,431	$3,898
Reserve for Uncollectible Accounts	$2,761	$7,892	$-	$6,653	$4,000

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

There were no changes to the Registrants’ internal control over financial reporting during the Registrants’ last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

For additional discussion, see the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control Over Financial Reporting included in this 10-K Annual Report.

ITEM 9B - Other Information

None.

PART III

ITEM 10 - Directors and Executive Officers of CH Energy Group

Other information required hereunder for Directors and executive officers of CH Energy Group is incorporated by reference to the CH Energy Group’s definitive proxy statement for its 2011 Annual Meeting (“Proxy Statement”), which will be filed with the SEC.

The information on the executive officers of CH Energy Group required hereunder is incorporated by reference to Item 1 - “Business” of this 10-K Annual Report under the caption “Executive Officers of CH Energy Group.”

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

ITEM 11 - Executive Compensation

The information required hereunder for Directors and executive officers of CH Energy Group is incorporated by reference to the Proxy Statement.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY-BASED COMPENSATION PLAN INFORMATION

The following table sets forth information concerning CH Energy Group’s compensation plans (including individual compensation arrangements) as of December 31, 2010, under which equity securities of CH Energy Group are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity-based compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,620	(1)	$48.62	77,301	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	16,620		$48.62	77,301

(1)	This includes only stock options granted under the 2000 Plan.
(2)
Pertains to the 2006 Plan only, and excludes 160,950 performance shares, 58,999 restricted shares and share units (including re-invested dividends) and 2,750 other stock awards granted under the 2006 Plan through December 31, 2010.  Effective April 25, 2006, securities can no longer be issued under the 2000 Plan.

The information required hereunder regarding equity ownership in CH Energy Group by its Directors and executive officers is incorporated by reference to the Proxy Statement.

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

ITEM 14 - Principal Accountant Fees and Services

The information required by this Item regarding CH Energy Group’s Audit Committee’s policies and procedures and annual fees rendered to CH Energy Group’s principal accountants is incorporated by reference to the Report of the Audit Committee and to the caption “Principal Accountant Fees and Services,” both of which will be included in the Proxy Statement.

The following information is provided for Central Hudson:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP	2010	2009
Audit Fees	$863,432	$785,969
Tax Fees
Includes review of federal and state income tax returns and tax research	22,200	10,700
All Other Fees
Consulting services	304,474	-
Total	$1,190,106	$796,669

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

CH ENERGY GROUP, INC.

By:	/s/ Steven V. Lant
Steven V. Lant Chairman of the Board, President and Chief Executive Officer

Dated:  February 10, 2011

CENTRAL HUDSON GAS & ELECTRIC CORPORATION

By:	/s/ Steven V. Lant
Steven V. Lant Chairman of the Board and Chief Executive Officer

Dated:  February 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following persons on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

Signature	Title	Date

(a) Principal Executive Officer:

/s/ Steven V. Lant
(Steven V. Lant)	Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation	February 10, 2011

(b) Principal Accounting Officer:

/s/ Kimberly J. Wright
(Kimberly J. Wright)	Vice President - Accounting and Controller of CH Energy Group, Inc.; Controller of Central Hudson Gas & Electric Corporation	February 10, 2011

(c) Principal Financial Officer:

/s/ Christopher M. Capone
(Christopher M. Capone)	Executive Vice President and Chief Financial Officer of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation	February 10, 2011

(d) A majority of Directors of CH Energy Group, Inc.:

Steven V. Lant*, Margarita K. Dilley*, Steven M. Fetter*, Stanley J. Grubel*, Manuel J. Iraola*, E. Michel Kruse*, Edward T.  Tokar*, Jeffrey D. Tranen*, and Ernest R. Verebelyi*, Directors

By	/s/ Steven V. Lant
	(Steven V. Lant)	February 10, 2011

(e) A majority of Directors of Central Hudson Gas & Electric Corporation:

Steven V. Lant*, Christopher M. Capone*, and James P. Laurito*, Directors

By	/s/ Steven V. Lant
	(Steven V. Lant)	February 10, 2011

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

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference:

Exhibit No.
(Regulation S-K
 Item 601
 Designation)                                             Exhibits
_____________         ________

2	Plan of Acquisition, reorganization, arrangement, liquidation or succession:

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

3	Articles of Incorporation and Bylaws:

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

4	Instruments defining the rights of security holders, including indentures (see also Exhibits (3)(i) and (ii) above):

(ii)	1--
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
Prospectus Supplement dated March 20, 2007 (to Prospectus dated December 1, 2006) relating to $140,000,000 principal amount of Medium-Term Notes, Series F, and the Prospectus dated December 1, 2006 relating to $140,000,000 principal amount of Central Hudson’s debt securities attached thereto, as filed on March 20, 2007, pursuant to Rule 424(b) in connection with Registration Statement No. 333-138510, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

(a)	Pricing Supplement No. 1, Dated March 20, 2007 filed on March 21, 2007, pursuant to Rule 424(b).

(b)	Pricing Supplement No. 2, Dated September 14, 2007 filed on September 14, 2007, pursuant to Rule 424(b).

(c)	Pricing Supplement No. 3, Dated November 18, 2008 filed on November 18, 2008, pursuant to Rule 424(b).

(d)	Pricing Supplement No. 4, Dated September 30, 2009 filed on October 1, 2009, pursuant to Rule 424(b).

(ii)	5--
Prospectus Supplement dated March 22, 2010 (to Prospectus dated March 16, 2010) relating to $250,000,000 principal amount of Medium-Term Notes, Series G, and the Prospectus dated March 16, 2010 relating to $250,000,000 principal amount of Central Hudson’s debt securities attached thereto, as filed on March 22, 2010, pursuant to Rule 424(b) in connection with Registration Statement No. 333-163248, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

(a)	Pricing Supplement No. 1, Dated December 2, 2010 filed on December 3, 2010, pursuant to Rule 424(b).

(ii)	6--
Note Purchase Agreement, dated as of April 17, 2009, between CH Energy Group and the purchasers of its 6.58% Senior Notes, Series A, due April 17, 2014 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.1)

(ii)	7--
Guaranty Agreement by Central Hudson Enterprises Corporation dated as of April 17, 2009 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.2)

(ii)	8--
Supplemental Note Purchase Agreement, dated as of December 15, 2009, between CH Energy Group and the purchasers of its 6.8% Senior Notes, Series B, due December 11, 2025 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed December 16, 2009; Exhibit 10.2)

(ii)	9--
Note Purchase Agreement, dated as of August 6, 2010, between Central Hudson Gas & Electric Corporation and the purchasers of its 4.30% Senior Notes, Series A, due September 21, 2020 and its 5.64% Senior Notes, Series B, due September 21, 2040 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed August 9, 2010; Exhibit 10.1)

(iii)	10--
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

10	Material contracts:

(i)	1--
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
Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (KeyBank National Association, JP Morgan Chase Bank, National Association, Bank of America, National Association, and HSBC Bank USA, National Association) dated February 21, 2008.  (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 26, 2008; Exhibit 10.1)

(i)	5--
Amendment No. 1 to the Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (KeyBank National Association, JP Morgan Chase Bank, National Association, Bank of America, National Association, and HSBC Bank USA, National Association) dated February 4, 2009.  (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 6, 2009; Exhibit 10.1)

(i)	6--
Promissory Note of Central Hudson Gas & Electric Corporation, dated April 23, 2008, payable to the order of JPMorgan Chase Bank, N.A.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(i)7)

(i)	7--
Promissory Note of Central Hudson Gas & Electric Corporation, dated February 20, 2008, payable to the order of Bank of America, N.A.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(i)8)

(i)	8--
Distribution Agreement dated March 16, 2010 between the Company, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on March 22, 2010; Exhibit 1)

(iii)3	1--
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

________________________________
3 Exhibits in Part (iii) of this Section 10 are management contracts and compensatory plans and arrangements.

(iii)	5--
Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part Two), effective as of January 1, 2008 (dated December 31, 2007).  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)31)

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

(iii)	19--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on January 30, 2008; Exhibit 10.1)

(iii)	20--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on January 26, 2009; Exhibit 10.1)

(iii)	21--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 8, 2010; Exhibit 10.1)

(iii)	22--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2010; Exhibit (10)(iii)22)

(iii)	23--
Form of CH Energy Group, Inc. Restricted Shares Agreement (for employees of Griffith Energy Services, Inc.) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2008; Exhibit (10)(iii)3)

(iii)	24--
Form of CH Energy Group, Inc. Restricted Shares Agreement (for officers of Central Hudson Enterprises Corporation) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008; Exhibit (10)(iii)4)

(iii)	25--	Form of CH Energy Group, Inc. Restricted Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 8, 2010; Exhibit 10.2)

(iii)	26--
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

(iii)	28--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the three most senior executives (after Chief Executive Officer) effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)33)

(iii)	29--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the other executive officers effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)34)

(iii)	30--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and Griffith Energy Services, Inc. executive effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)42)

(iii)	31--
Employment Agreement between CH Energy Group, Inc. and James P. Laurito, dated as of November 16, 2009. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit (10)(iii)28)

(iii)	32--
Form of Amendment to Employment Agreement with executive officers, effective December 31, 2008.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(iii)28)

(iii)	33--
Employment Agreement, dated October 1, 2009, between CH Energy Group, Inc. and John E. Gould.  (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009; Exhibit (10)(iii)1)

(iii)	34--	Amended and Restated CH Energy Group, Inc. Short-Term Incentive Plan. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on May 27, 2009; Exhibit 10.1)

(iii)	35--
Form of CH Energy Group, Inc. Indemnification Agreement (for officers of CH Energy Group, Inc.) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)1)

(iii)	36--
Form of Central Hudson Gas & Electric Corporation Indemnification Agreement (for officers of Central Hudson Gas & Electric Corporation) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)2)

(iii)	37--
Form of Central Hudson Enterprises Corporation Indemnification Agreement (for officers of Central Hudson Enterprises Corporation) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)3)

(iii)	38--
Agreement, dated as of April 27, 2009, by and between CH Energy Group, Inc. and GAMCO Asset Management Inc. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 29, 2009; Exhibit 10.1)

12.1	CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

12.2	Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

21	Subsidiaries of Energy Group and Central Hudson as of December 31, 2008.

23.1	Consents of Independent Registered Public Accounting Firm for incorporation by reference of Energy Group Inc.’s Registration Statements on Form S-8.

23.2	Consents of Independent Registered Public Accounting Firm for incorporation by reference of Central Hudson Gas & Electric Corporation’s Registration Statement on Form S-3.

24	Powers of Attorney:

(i)	1--	Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Energy Group authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant.

(i)	2--	Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant.

31.1.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.1.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

31.2.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1.1	Section 1350 Certification by Mr. Lant.

32.1.2	Section 1350 Certification by Mr. Capone.

32.2.1	Section 1350 Certification by Mr. Lant.

32.2.2	Section 1350 Certification by Mr. Capone.

99	Additional Exhibits:

(i)	1--
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