Form 10-Q
period 2011-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2011-05-06
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of the close of business on April 30, 2011 (i) CH Energy Group, Inc. had outstanding 15,542,371 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH Energy Group, Inc.	PAGE
Consolidated Statement of Income –
Three Months Ended March 31, 2011 and 2010	1

Consolidated Statement of Comprehensive Income –
Three Months Ended March 31, 2011 and 2010	2

Consolidated Statement of Cash Flows –
Three Months Ended March 31, 2011 and 2010	3

Consolidated Balance Sheet –
March 31, 2011, December 31, 2010 and March 31, 2010	4

Consolidated Statement of Equity –
Three Months Ended March 31, 2011 and 2010	6

Central Hudson Gas & Electric Corporation
Statement of Income –
Three Months Ended March 31, 2011 and 2010	7

Statement of Comprehensive Income –
Three Months Ended March 31, 2011 and 2010	7

Statement of Cash Flows –
Three Months Ended March 31, 2011 and 2010	8

Balance Sheet –
March 31, 2011, December 31, 2010 and March 31, 2010	9

Statement of Equity –
Three Months Ended March 31, 2011 and 2010	11

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	12

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Operating Revenues
Electric	$154,570	$145,962
Natural gas	75,482	69,087
Competitive business subsidiaries:
Petroleum products	92,632	80,160
Other	5,960	4,764
Total Operating Revenues	328,644	299,973
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	70,268	66,875
Purchased natural gas	41,798	37,648
Purchased petroleum	75,766	62,771
Other expenses of operation - regulated activities	69,254	57,703
Other expenses of operation - competitive business subsidiaries	12,891	13,314
Depreciation and amortization	10,716	9,690
Taxes, other than income tax	13,280	10,804
Total Operating Expenses	293,973	258,805
Operating Income	34,671	41,168
Other Income and Deductions
Income from unconsolidated affiliates	464	234
Interest on regulatory assets and other interest income	1,879	1,127
Regulatory adjustments for interest costs	383	(142)
Business development costs	(948)	(303)
Other - net	(576)	(150)
Total Other Income (Deductions)	1,202	766
Interest Charges
Interest on long-term debt	6,532	5,609
Interest on regulatory liabilities and other interest	1,690	1,699
Total Interest Charges	8,222	7,308

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	27,651	34,626
Income Taxes	10,644	14,062
Net Income from Continuing Operations	17,007	20,564

Discontinued Operations
Income from discontinued operations before tax	187	122
Income tax expense (benefit) from discontinued operations	5	(29)
Net income from Discontinued Operations	182	151

Net Income	17,189	20,715

Net income attributable to non-controlling interest:
Non-controlling interest in subsidiary	-	35
Dividends declared on Preferred Stock of subsidiary	242	242
Net income attributable to CH Energy Group	16,947	20,438

Dividends declared on Common Stock	8,427	8,539
Change in Retained Earnings	$8,520	$11,899

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT'D) (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Common Stock:
Average shares outstanding - Basic	15,645	15,778
Average shares outstanding - Diluted	15,838	15,936

Income from continuing operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$1.07	$1.29
Earnings per share - Diluted	$1.06	$1.27

Income from discontinued operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.01	$0.01
Earnings per share - Diluted	$0.01	$0.01

Amounts attributable to CH Energy Group common shareholders
Earnings per share - Basic	$1.08	$1.30
Earnings per share - Diluted	$1.07	$1.28
Dividends Declared Per Share	$0.54	$0.54

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2011	2010
Net Income	$17,189	$20,715

Other Comprehensive Income:
Fair value of cash flow hedges:
Unrealized gains - net of tax of $0 and ($4)	-	5
Reclassification for gains realized in net income - net of tax of $0 and $24	-	(36)
Net unrealized gains/(loss) on investments held by equity method investees - net of tax of $27 and ($71)	(41)	107

Other comprehensive (loss) income	(41)	76

Comprehensive Income	17,148	20,791

Comprehensive income attributable to non-controlling interest	242	277

Comprehensive income attributable to CH Energy Group	$16,906	$20,514

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net income	$17,189	$20,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,885	8,993
Amortization	1,037	931
Deferred income taxes - net	9,177	18,627
Bad debt expense	2,458	2,626
Distributed (undistributed) equity in earnings of unconsolidated affiliates	(464)	(197)
Pension expense	8,289	8,955
Other post-employment benefits ("OPEB") expense	1,999	2,083
Regulatory liability - rate moderation	(3,451)	(5,473)
Revenue decoupling mechanism recorded	5,280	(913)
Regulatory asset amortization	1,743	1,863
Gain on sale of assets	-	15

Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(27,400)	(17,301)
Fuel, materials and supplies	6,781	4,096
Special deposits and prepayments	(1,894)	(2,439)
Income and other taxes	(2,242)	(7,732)
Accounts payable	(9,611)	(6,111)
Accrued interest	1,234	431
Customer advances	(9,264)	(9,592)
Pension plan contribution	(8,157)	(30,138)
OPEB contribution	-	(525)
Revenue decoupling mechanism collected	1,742	1,369
Regulatory asset - storm deferral	-	(2,894)
Regulatory asset - manufactured gas plant ("MGP") site remediation	559	(3,576)
Regulatory asset - Temporary State Assessment	(2,272)	(3,960)
Deferred natural gas and electric costs	25,334	7,993
Other - net	1,821	(1,854)
Net cash provided by (used in) operating activities	29,773	(14,008)

Investing Activities:
Proceeds from sale of assets	41	33
Additions to utility and other property and plant	(19,228)	(12,560)
Acquisitions made by competitive business subsidiaries	(1,961)	-
Other - net	(477)	(614)
Net cash used in investing activities	(21,625)	(13,141)

Financing Activities:
Borrowings (repayments) of short-term debt - net	16,500	30,000
Dividends paid on Common Stock	(8,523)	(8,534)
Dividends paid on Preferred Stock of subsidiary	(242)	(242)
Shares repurchased	(8,533)	-
Other - net	(228)	(21)
Net cash (used in) provided by financing activities	(1,026)	21,203

Cash Included in Net Current Assets Held for Sale	(603)	-

Net Change in Cash and Cash Equivalents	6,519	(5,946)
Cash and Cash Equivalents at Beginning of Period	29,420	73,436
Cash and Cash Equivalents at End of Period	$35,939	$67,490

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,932	$5,463
Federal and state taxes paid	$7,989	$14,374
Additions to plant included in liabilities	$2,981	$1,557
Regulatory asset - storm deferral costs in liabilities	$-	$16,360

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010
ASSETS
Utility Plant
Electric	$972,543	$963,261	$915,540
Natural gas	295,914	292,358	282,828
Common	143,398	142,255	140,704
Gross Utility Plant	1,411,855	1,397,874	1,339,072

Less: Accumulated depreciation	378,038	395,776	381,112
Net	1,033,817	1,002,098	957,960

Construction work in progress	50,588	52,607	58,227
Net Utility Plant	1,084,405	1,054,705	1,016,187

Non-Utility Property & Plant
Griffith non-utility property & plant	30,032	29,881	28,173
Other non-utility property & plant	55,927	64,059	36,512
Gross Non-Utility Property & Plant	85,959	93,940	64,685

Less: Accumulated depreciation - Griffith	20,679	20,519	19,076
Less: Accumulated depreciation - other	1,755	5,108	3,735
Net Non-Utility Property & Plant	63,525	68,313	41,874

Current Assets
Cash and cash equivalents	35,939	29,420	67,490
Accounts receivable from customers - net of allowance for doubtful accounts of $6.8 million, $6.7 million and $7.7 million, respectively	126,427	99,402	109,760
Accrued unbilled utility revenues	14,778	16,233	13,163
Other receivables	6,775	8,006	7,049
Fuel, materials and supplies	17,925	25,447	20,745
Regulatory assets	41,763	96,491	77,403
Income tax receivable	2,504	2,802	9,595
Fair value of derivative instruments	108	146	64
Special deposits and prepayments	24,565	22,869	23,754
Assets held for sale	8,653	-	-
Accumulated deferred income tax	17,492	-	2,158
Total Current Assets	296,929	300,816	331,181

Deferred Charges and Other Assets
Regulatory assets - pension plan	134,199	142,647	159,509
Regulatory assets - other	81,115	83,678	119,700
Goodwill	36,455	35,940	35,651
Other intangible assets - net	13,691	12,867	14,246
Unamortized debt expense	4,831	4,774	5,017
Investments in unconsolidated affiliates	7,077	6,681	9,057
Other investments	13,506	12,883	10,901
Other	5,444	5,971	17,169
Total Deferred Charges and Other Assets	296,318	305,441	371,250
Total Assets	$1,741,177	$1,729,275	$1,760,492

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 15,620,765 shares, 15,799,262 shares and 15,813,388 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	350,290	350,360	350,178
Retained earnings	238,862	230,342	237,898
Treasury stock - 1,241,322 shares, 1,062,825 shares and 1,048,699 shares, respectively	(53,702)	(44,887)	(44,064)
Accumulated other comprehensive income	418	459	260
Capital stock expense	(328)	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	537,226	537,632	545,630
Non-controlling interest in subsidiary	172	172	1,420
Total Equity	537,398	537,804	547,050
Preferred Stock of subsidiary	21,027	21,027	21,027
Long-term debt	466,960	502,959	463,898
Total Capitalization	1,025,385	1,061,790	1,031,975
Current Liabilities
Current maturities of long-term debt	36,941	941	24,000
Notes payable	16,500	-	30,000
Accounts payable	44,960	57,059	52,755
Accrued interest	7,632	6,398	6,498
Dividends payable	8,678	8,774	8,782
Accrued vacation and payroll	6,868	6,663	7,315
Customer advances	10,045	19,309	12,858
Customer deposits	7,590	7,727	8,526
Regulatory liabilities	17,379	18,596	19,969
Fair value of derivative instruments	9,626	13,183	36,789
Accrued environmental remediation costs	2,162	2,233	12,606
Deferred revenues	3,857	4,650	3,895
Liabilities held for sale	321	-	-
Accumulated deferred income tax	-	6,052	-
Other	13,527	18,961	13,807
Total Current Liabilities	186,086	170,546	237,800
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	8,930	6,976	3,205
Regulatory liabilities - other	113,621	99,793	107,897
Operating reserves	2,898	3,187	4,397
Fair value of derivative instruments	10,090	11,698	-
Accrued environmental remediation costs	3,201	4,312	6,898
Accrued OPEB costs	46,227	45,367	46,778
Accrued pension costs	96,524	102,555	124,845
Tax reserve	11,952	11,486	-
Other	17,966	16,967	14,326
Total Deferred Credits and Other Liabilities	311,409	302,341	308,346
Accumulated Deferred Income Tax	218,297	194,598	182,371
Commitments and Contingencies
Total Capitalization and Liabilities	$1,741,177	$1,729,275	$1,760,492

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2009	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887
Comprehensive income:
Net income							20,680		35	20,715
Dividends declared on Preferred Stock of subsidiary							(242)			(242)
Change in fair value:
Derivative instruments								5		5
Investments								107		107
Reclassification adjustments for gains recognized in net income								(36)		(36)
Dividends declared on common stock							(8,539)			(8,539)
Treasury shares activity - net			8,826	342	(189)					153
Balance at March 31, 2010	16,862,087	$1,686	(1,048,699)	$(44,064)	$350,178	$(328)	$237,898	$260	$1,420	$547,050

Balance at December 31, 2010	16,862,087	$1,686	(1,062,825)	$(44,887)	$350,360	$(328)	$230,342	$459	$172	$537,804
Comprehensive income:
Net income							17,189			17,189
Dividends declared on Preferred Stock of subsidiary							(242)			(242)
Change in fair value:
Investments								(41)		(41)
Dividends declared on common stock							(8,427)			(8,427)
Treasury shares activity - net			(178,497)	(8,815)	(70)					(8,885)
Balance at March 31, 2011	16,862,087	$1,686	(1,241,322)	$(53,702)	$350,290	$(328)	$238,862	$418	$172	$537,398

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2011	2010
Operating Revenues
Electric	$154,570	$145,962
Natural gas	75,482	69,087
Total Operating Revenues	230,052	215,049

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	70,268	66,874
Purchased natural gas	41,798	37,648
Other expenses of operation	69,254	57,703
Depreciation and amortization	8,921	8,414
Taxes, other than income tax	13,235	10,651
Total Operating Expenses	203,476	181,290

Operating Income	26,576	33,759

Other Income and Deductions
Interest on regulatory assets and other interest income	1,866	1,125
Regulatory adjustments for interest costs	383	(142)
Other - net	(563)	(181)
Total Other Income	1,686	802

Interest Charges
Interest on long-term debt	5,904	4,773
Interest on regulatory liabilities and other interest	1,470	1,663
Total Interest Charges	7,374	6,436

Income Before Income Taxes	20,888	28,125

Income Taxes	8,249	11,480

Net Income	12,639	16,645

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$12,397	$16,403

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2011	2010
Net Income	$12,639	$16,645
Other Comprehensive Income	-	-
Comprehensive Income	$12,639	$16,645

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net income	$12,639	$16,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,481	8,050
Amortization	440	364
Deferred income taxes - net	7,951	17,532
Bad debt expense	2,076	2,389
Pension expense	8,289	8,955
OPEB expense	1,999	2,083
Regulatory liability - rate moderation	(3,451)	(5,473)
Revenue decoupling mechanism recorded	5,280	(913)
Regulatory asset amortization	1,743	1,863
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(12,231)	(10,418)
Fuel, materials and supplies	5,117	3,977
Special deposits and prepayments	(3,055)	(1,468)
Income and other taxes	(1,954)	(6,188)
Accounts payable	(4,425)	(3,012)
Accrued interest	399	(405)
Customer advances	(7,726)	(6,454)
Pension plan contribution	(8,157)	(30,138)
OPEB contribution	-	(525)
Revenue decoupling mechanism collected	1,742	1,369
Regulatory asset - storm deferral	-	(2,894)
Regulatory asset - MGP site remediation	559	(3,576)
Regulatory asset - Temporary State Assessment	(2,272)	(3,960)
Deferred natural gas and electric costs	25,334	7,993
Other - net	4,174	2,693
Net cash provided by (used in) operating activities	42,952	(1,511)

Investing Activities:
Additions to utility plant	(16,117)	(12,760)
Other - net	(453)	(627)
Net cash used in investing activities	(16,570)	(13,387)

Financing Activities:
Borrowings (repayments) of short-term debt - net	-	30,000
Dividends paid to parent - CH Energy Group	(11,000)	-
Dividends paid on cumulative Preferred Stock	(242)	(242)
Other - net	(228)	(21)
Net cash (used in) provided by financing activities	(11,470)	29,737

Net Change in Cash and Cash Equivalents	14,912	14,839
Cash and Cash Equivalents - Beginning of Period	9,622	4,784
Cash and Cash Equivalents - End of Period	$24,534	$19,623

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,912	$5,432
Federal and state taxes paid	$7,827	$8,910
Additions to plant included in liabilities	$2,165	$1,529
Regulatory asset - storm deferral costs in liabilities	$-	$16,360

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010
ASSETS
Utility Plant
Electric	$972,543	$963,261	$915,540
Natural gas	295,914	292,358	282,828
Common	143,398	142,255	140,704
Gross Utility Plant	1,411,855	1,397,874	1,339,072

Less: Accumulated depreciation	378,038	395,776	381,112
Net	1,033,817	1,002,098	957,960

Construction work in progress	50,588	52,607	58,227
Net Utility Plant	1,084,405	1,054,705	1,016,187

Non-Utility Property and Plant	681	681	681
Less: Accumulated depreciation	35	35	33
Net Non-Utility Property and Plant	646	646	648

Current Assets
Cash and cash equivalents	24,534	9,622	19,623
Accounts receivable from customers - net of allowance for doubtful accounts of $5.3 million, $5.3 million and $5.9 million, respectively	86,292	67,185	77,113
Accrued unbilled utility revenues	14,778	16,233	13,163
Other receivables	2,832	10,328	3,265
Fuel, materials and supplies - at average cost	14,910	20,027	17,328
Regulatory assets	41,763	96,491	77,403
Income tax receivable	-	-	16,894
Fair value of derivative instruments	68	34	-
Special deposits and prepayments	20,268	17,184	19,797
Accumulated deferred income tax	11,133	-	-
Total Current Assets	216,578	237,104	244,586

Deferred Charges and Other Assets
Regulatory assets - pension plan	134,199	142,647	159,509
Regulatory assets - other	81,115	83,678	119,700
Unamortized debt expense	4,831	4,774	5,017
Other investments	13,110	12,511	10,622
Other	2,449	3,009	4,064
Total Deferred Charges and Other Assets	235,704	246,619	298,912

Total Assets	$1,537,333	$1,539,074	$1,560,333

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	199,980	199,980	199,980
Retained earnings	166,295	164,898	167,153
Capital stock expense	(4,961)	(4,961)	(4,961)
Total Equity	445,625	444,228	446,483

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	417,901	453,900	413,898
Total Capitalization	884,553	919,155	881,408

Current Liabilities
Current maturities of long-term debt	36,000	-	24,000
Notes payable	-	-	30,000
Accounts payable	36,833	43,452	45,314
Accrued interest	6,366	5,967	5,232
Dividends payable - Preferred Stock	242	242	242
Accrued vacation and payroll	5,351	5,484	5,751
Customer advances	6,028	13,753	8,548
Customer deposits	7,514	7,654	8,451
Regulatory liabilities	17,379	18,596	19,969
Fair value of derivative instruments	9,626	13,183	36,739
Accrued environmental remediation costs	1,042	1,396	12,334
Accrued income taxes	699	113	-
Accumulated deferred income tax	-	9,439	156
Other	8,543	13,275	8,977
Total Current Liabilities	135,623	132,554	205,713

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	8,930	6,976	3,205
Regulatory liabilities - other	113,621	99,793	107,897
Operating reserves	2,102	2,068	3,164
Fair value of derivative instruments	10,090	11,698	-
Accrued environmental remediation costs	1,693	1,849	3,652
Accrued OPEB costs	46,227	45,367	46,778
Accrued pension costs	96,524	102,555	124,845
Tax reserve	11,952	11,486	-
Other	17,080	16,109	13,566
Total Deferred Credits and Other Liabilities	308,219	297,901	303,107

Accumulated Deferred Income Tax	208,938	189,464	170,105

Commitments and Contingencies

Total Capitalization and Liabilities	$1,537,333	$1,539,074	$1,560,333

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080
Net income							16,645		16,645
Dividends declared:
On cumulative Preferred Stock							(242)		(242)
Balance at March 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$167,153	$-	$446,483

Balance at December 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$164,898	$-	$444,228
Net income							12,639		12,639
Dividends declared:
On cumulative Preferred Stock							(242)		(242)
On Common Stock to parent - CH Energy Group							(11,000)		(11,000)
Balance at March 31, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$166,295	$-	$445,625

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”).  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”).  Operating results of CHEC include its wholly owned subsidiaries, Griffith Energy Services, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree”), CH Shirley Wind, LLC (“CH Shirley Wind”), CH-Lyonsdale, LLC (“CH-Lyonsdale”) and Lyonsdale Biomass, LLC (“Lyonsdale”), and its majority owned subsidiary Shirley Wind (Delaware), LLC (“Shirley Delaware”).  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Shirley Delaware for 2011 and 2010 and Lyonsdale for 2010 prior to the purchase of the minority owner’s interest on October 1, 2010.  Inter-company balances and transactions have been eliminated in consolidation.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes specific accounting guidance for regulated operations.  For additional information regarding regulatory accounting, see Note 2 - “Regulatory Matters.”

Unaudited Financial Statements

The accompanying Consolidated Financial Statements of CH Energy Group and Financial Statements of Central Hudson are unaudited but, in the opinion of Management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  These unaudited quarterly Financial Statements do not contain all footnote disclosures concerning accounting policies and other matters which would be included in annual Financial Statements and, accordingly, should be read in conjunction with the audited Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2010 (the “Corporations’ 10-K Annual Report”).

CH Energy Group’s and Central Hudson’s balance sheet as of March 31, 2010 is not required to be included in this Quarterly Report on Form 10-Q; however, this balance sheet is included for supplemental analysis purposes.

Reclassification

Certain amounts in the 2010 Financial Statements have been reclassified to conform to the 2011 presentation.

On March 31, 2011, CH Energy Group’s subsidiary CHEC entered into an agreement to sell its Lyonsdale Biomass subsidiary, which operates a wood-burning electric generating facility in New York.  CH Energy Group concluded that the criteria for reporting held for sale and discontinued operations were met at March 31, 2011, and accordingly, presented the results of operations associated with these operations for current and prior periods in discontinued operations in the CH Energy Group Consolidated Statement of Income and has presented the assets and liabilities of Lyonsdale separately in the CH Energy Group Consolidated Balance Sheet.  Management has elected to include cash flows from discontinued operations with those from continuing operations in the CH Energy Group Consolidated Statement of Cash Flows.

For more information regarding discontinued operations and assets held for sale, see Note 5 – “Acquisition, Divestitures and Investments.”

Consolidation of Variable Interest Entities

CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any variable interest entities which were not consolidated.

Revenue Recognition

CH Energy Group’s deferred revenue balances as of March 31, 2011, December 31, 2010 and March 31, 2010 were $3.9 million, $4.7 million and $3.9 million, respectively.  The deferred revenue balance will be recognized in CH Energy Group’s operating revenues over the 12-month term of the respective customer contract.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials & Supplies

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group

	March 31,		December 31,	March 31,
	2011		2010	2010
Natural gas	$5,467		$10,809	$7,414
Petroleum products and propane	2,284		3,831	2,111
Fuel used in electric generation	266	(1)	820	798
Materials and supplies	9,908	(1)	9,987	10,422
Total	$17,925		$25,447	$20,745

Central Hudson

	March 31,	December 31,	March 31,
	2011	2010	2010
Natural gas	$5,467	$10,809	$7,414
Petroleum products and propane	519	519	525
Fuel used in electric generation	266	271	293
Materials and supplies	8,658	8,428	9,096
Total	$14,910	$20,027	$17,328

(1)
Fuel used in electric generation of $525 and materials and supplies of $216 related to Lyonsdale have been excluded from these amounts as of March 31, 2011 and designated as held for sale under current accounting guidance.  For further details, see Note 5 - "Acquisitions, Divestitures and Investments."

Depreciation and Amortization

Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  These depreciation rates include a change for the cost of future removal and retirement of fixed assets.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $52.5 million, $46.9 million, and $46.5 million of cost of removal as regulatory liabilities as of March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  This liability represents the portion of the cost of removal charge in excess of the amount reported as an Asset Retirement Obligation under GAAP.

See Note 6 - “Goodwill and Other Intangible Assets” for further discussion of amortization of intangibles (other than goodwill).

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group’s Common Stock, earnings for CH Energy Group are reduced by the Preferred Stock dividends of Central Hudson.

The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares are as follows (In Shares):

Three Months Ended
March 31,
2011	2010
193,449	158,461

Certain stock options are excluded from the calculation of diluted earnings per share because the exercise price of those options were greater than the average market price per share of Common Stock.  Options excluded are as follows (In Shares):

Three Months Ended
March 31,
2011	2010
-	35,980

For additional information regarding stock options, performance shares and restricted shares, see Note 11 - "Equity-Based Compensation."

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

(In Thousands)

	March 31, 2011
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges	$33,750	$6,283
Certain equipment supply and construction agreements	$1,044	$789

(1)	Balances included in CH Energy Group's Consolidated Balance Sheet

Management is not aware of any existing condition that would require payment under the guarantees.

Common Stock Dividends

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation, Central Hudson was restricted to a maximum payment of $38.5 million in dividends to CH Energy Group for the year ended December 31, 2010.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  During the three months ended March 31, 2011, Central Hudson declared and paid dividends of $11.0 million to CH Energy Group.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

On March 31, 2011, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable May 2, 2011, to shareholders of record as of April 11, 2011.

NOTE 2 – Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	March 31,		December 31,	March 31,
	2011		2010	2010
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$4,985		$30,320	$19,617
Deferred unrealized losses on derivatives	19,648		24,847	36,739
PSC General and Temporary State Assessment and carrying charges	12,286		9,891	15,297
RDM and carrying charges	-		3,966	4,698
Residual natural gas deferred balances	4,554		4,554	962
Deferred storm costs and carrying charges	-	(1)	19,985	-
Uncollectible deferral and carrying charges	-	(1)	2,638	-
Other	290		290	90
	41,763		96,491	77,403
Long-term:
Deferred pension costs	134,199		142,647	159,509
Carrying charges - pension reserve	2,068		1,144	2,160
Deferred and accrued costs - MGP site remediation and carrying charges	9,398		10,364	16,790
Deferred debt expense on re-acquired debt	5,957		6,084	4,748
Deferred Medicare Subsidy taxes	6,885		6,740	6,314
Residual natural gas deferred balances and carrying charges	12,453		14,121	17,631
Income taxes recoverable through future rates	35,972		35,903	41,781
Uncollectible deferral and carrying charges	-		-	3,369
Deferred storm costs and carrying charges	-		-	19,253
Other	8,382		9,322	7,654
	215,314		226,325	279,209
Total Regulatory Assets	$257,077		$322,816	$356,612

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve and carrying charges	$4,931		$7,366	$10,114
RDM and carrying charges	3,198		-	-
Income taxes refundable through future rates	5,128		5,128	6,037
Deferred unbilled gas revenues	4,122		6,102	3,818
	17,379		18,596	19,969
Long-term:
Customer benefit fund	3,403		3,468	3,740
Deferred cost of removal	52,517		46,938	46,480
Electric rate base credit fund	9,632	(1)	-	-
Excess electric depreciation reserve and carrying charges	4,004		4,889	13,583
Income taxes refundable through future rates	26,099		33,820	33,716
Deferred OPEB costs	8,930		6,976	3,205
Carrying charges - OPEB reserve	2,476		1,599	2,239
Other	15,490		9,079	8,139
	122,551		106,769	111,102
Total Regulatory Liabilities	$139,930		$125,365	$131,071

Net Regulatory Assets	$117,147		$197,451	$225,541

(1)	Central Hudson offset deferred storm costs and incremental bad debt expense and associated carrying charges, in accordance with the PSC prescribed Order issued on April 14, 2011.

2010 Rate Order

From July 1, 2010 through June 30, 2013, Central Hudson operates under the terms of the 2010 Rate Order, which provides for the following:

Description	2010 Rate Order
Electric delivery revenue increases	$11.8 million(1) 7/1/10 $9.3 million(1) 7/1/11 $9.0 million 7/1/12
Natural gas delivery revenue increases	$5.7 million 7/1/10 $2.4 million 7/1/11 $1.6 million 7/1/12
ROE	10.0%
Earnings sharing	Yes(2)
Capital structure – common equity	48%
Targets with true-up provisions - % of revenue requirement to defer for shortfalls
Net plant balances	100%
Transmission and distribution ROW maintenance	100%
RDMs – electric and natural gas(3)	Yes
New deferral accounting for full recovery
Fixed debt costs	Yes(4)
Transmission sag mitigation	Yes
New York State Temporary Assessment	Yes
Material regulatory actions(5)	Yes(5)
Property taxes – Deferral for 90% of excess/deficiency relative to revenue requirement	Yes(6)

(1)	Moderated by $12 million and $4 million bill credits, respectively.
(2)	ROE > 10.5%, 50% to customers, > 11.0%, 80% to customers, > 11.5%, 90% to customers.
(3)	Electric is based on revenue dollars; gas is based on usage per customer.
(4)	Deferral authorization in RY2 and RY3 only.
(5)	Legislative, governmental or regulatory actions with individual impacts greater than or equal to 2% of net income of the applicable department.
(6)	The Company’s pre-tax gain or loss limited to $0.7 million per rate year.

Other PSC Proceedings

On September 23, 2010, Central Hudson filed a petition with the PSC requesting approval to defer for future recovery the incremental bad debt expense and storm costs, and incremental gas and electric property tax expense above the respective rate allowances for the twelve months ended June 30, 2010.  The petition also requests approval of offsets of the foregoing against significant tax refunds resulting from a change in the way Central Hudson treats certain capital expenditures for tax purposes.

On April 14, 2011, the Commission issued an Order authorizing deferral of $18.8 million of the incremental electric storm restoration expense and the $2.6 million of incremental bad debt expense and denying deferral of the Company’s $2.6 million of incremental electric and gas property tax expense.  The PSC also approved the ratemaking treatment proposed by the Company in its filing and the offsets have been recorded as of March 31, 2011.  The remaining balance of the tax refund not subject to offset has been established as a regulatory liability, electric rate base credit fund, for the benefit of customers totaling $9.6 million.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, and explanations of the underlying information for all guidance (except that which is not currently applicable) that is expected to have a material impact on CH Energy Group and its subsidiaries.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Fair Value Measurements and Disclosures (Topic 820)	ASU No. 2010-06	Improving Disclosures about Fair Value Measurements	Jan-10	Jan-11
1	Intangibles - Goodwill and Other (Topic 360)	ASU No. 2010-28	Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts	Dec-10	Jan-11
1	Business Combinations (Topic 805)	ASU No. 2010-29	Disclosure of Supplementary Pro Forma Information for Business Combinations	Dec-10	Jan-11

Impact Key:
(1)	No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries when adopted on the effective date noted.

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

Other than the uncertain tax position related to the Company’s accounting method change, there are no other uncertain tax positions.  The following is a summary of activity related to uncertain tax positions (In Thousands):

	Three Months Ended March 31,
	2011	2010
Balance at the beginning of the period	$11,486	$-
Additional reserve related to tax accounting method change	466	-
Settlement of uncertain tax positions with tax authorities	-	-
Lapse of statute of limitations related to uncertain tax positions	-	-
Balance at the end of the period	$11,952	$-

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007, 2008 and 2009
New York State	2007, 2008 and 2009

(1)   Federal tax filings for the years 2007, 2008 and 2009 are currently under audit.

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to CH Energy Group	$16,947	$20,438
Preferred Stock dividends of Central Hudson	242	242
Non-controlling interest in subsidiary	-	35
Federal income tax	1,003	(3,868)
State income tax	348	(725)
Deferred federal income tax	8,552	16,298
Deferred state income tax	746	2,328
Income before taxes	$27,838	$34,748

Computed federal tax at 35% statutory rate	$9,743	$12,162
State income tax net of federal tax benefit	988	1,774
Depreciation flow-through	788	666
Cost of Removal	(457)	(366)
Production tax credits	(35)	(61)
Other	(378)	(142)
Total income tax	$10,649	$14,033

Effective tax rate - federal	34.3%	35.8%
Effective tax rate - state	4.0%	4.6%
Effective tax rate - combined	38.3%	40.4%

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Statement of Income (In Thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$12,639	$16,645
Federal income tax	70	(5,101)
State income tax	170	(950)
Deferred federal income tax	7,217	15,441
Deferred state income tax	792	2,090
Income before taxes	$20,888	$28,125

Computed federal tax at 35% statutory rate	$7,311	$9,844
State income tax net of federal tax benefit	903	1,472
Depreciation flow-through	788	666
Cost of Removal	(457)	(366)
Other	(296)	(136)
Total income tax	$8,249	$11,480

Effective tax rate - federal	34.9%	36.7%
Effective tax rate - state	4.6%	4.1%
Effective tax rate - combined	39.5%	40.8%

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions

During the three months ended March 31, 2011, Griffith acquired fuel distribution companies as follows (Dollars in Thousands):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Quarter Ended	Companies	Price	Assets(1)	Goodwill	Assets
March 31, 2011	2	$1,961	$1,936	$515	$25
Total	2	$1,961	$1,936	$515	$25

(1) Including goodwill.

Divestitures

In the first quarter of 2011, Griffith reduced its environmental reserve by $0.6 million based on the completion of an environmental study.  The reserve adjustment related to the 2009 divestiture of operations in certain geographic locations.  As such, $0.4 million, net of tax, has been reflected in income from discontinued operations in the CH Energy Group Consolidated Income Statement for the three months ended March 31, 2011.

On March 29, 2011, CH Energy Group’s subsidiary CHEC entered into an agreement to sell its Lyonsdale Biomass Facility.  CH Energy Group concluded that the criteria for reporting held for sale and discontinued operations were met at March 31, 2011, and accordingly, presented the results of operations associated with these operations for current and prior periods in discontinued operations in the CH Energy Group Consolidated Statement of Income and has presented the assets and liabilities of Lyonsdale separately in the CH Energy Group Consolidated Balance Sheet.  Management has elected to include cash flows from discontinued operations with those from continuing operations in the CH Energy Group Consolidated Statement of Cash Flows.

The table below provides additional detail of the financial results of the discontinued operations (In Thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues from discontinued operations	$1,773	$2,670
Income from discontinued operations before tax	187	122
Income tax expense (benefit) from discontinued operations	5	(29)

The carrying amounts of the major classes of assets and liabilities classified as held for sale in CH Energy Group's Consolidated Balance Sheet are as follows (In Thousands):

March 31,
2011
Assets
Current Assets
Cash	$603
Accounts receivable from customers	525
Fuel, materials and supplies	741
Special deposits and prepayments	227
Other receivable	78
Total current assets	2,174

Property, Plant and Equipment
Property, plant and equipment	10,670
Less: Accumulated depreciation	4,191
Total property, plant and equipment, net	6,479

Assets held for sale	$8,653

Liabilities
Current Liabilities
Accounts payable	$157
Accrued expenses	137
Accrued vacation and payroll	18
Other	9

Liabilities held for sale	$321

Investments

CHEC's current investments at March 31, 2011 include the following  (Dollars in Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$45,000	$36,140	$81,140
Lyonsdale	100% ownership in a wood-fired biomass electric generating plant	5,175	3,157	8,332
CH-Greentree	100% equity interest in a molecular gate used to remove nitrogen from landfill gas	-	4,981	4,981
CH-Auburn	100% equity interest in a 3-megawatt electric generating plant that utilizes landfill gas to produce electricity	2,750	1,674	4,424
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	3,710	3,710
CH Shirley Wind	100% ownership of CH Shirley Wind, which owns 90% controlling interest in Shirley Wind (Delaware), LLC ("Shirley Delaware"), which owns 100% interest in Shirley Wind, LLC ("Shirley Wind"), a 20 megawatt wind project	25,000	20,235	45,235
Other	Other renewable energy projects and partnerships and an energy sector venture capital fund	-	3,367	3,367
		$77,925	$73,264	$151,189

On April 21, 2011, CHEC’s Board of Directors passed a resolution authorizing entering into a purchase and sale agreement and accordingly, the assets and liabilities of Shirley Wind have been designated as held for sale subsequent to the March 31, 2011 reporting date.  See Note 16 – "Subsequent Events" for further details of assets held for sale after the balance sheet date.  Management updated its test for recoverability from year end assuming a sale transaction, noting the cash flows indicated by the bid from an interested party together with the receipt of federal grants, on an undiscounted basis, exceed the net book value of the investment in Shirley Wind at March 31, 2011.  Therefore, no impairment is indicated.

NOTE 6 – Goodwill and Other Intangible Assets

The components of amortizable intangible assets of CH Energy Group are summarized as follows (Dollars In Thousands):

	March 31, 2011				December 31, 2010		March 31, 2010
	Weighted Average Amortization Period (Years)	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15	$35,341	1	$21,801	$34,063	$21,214	$33,745	$19,519
Covenants not to compete	5	256	1	105	113	95	100	80
Total Amortizable Intangibles	14.93	$35,597		$21,906	$34,176	$21,309	$33,845	$19,599

(In Thousands)	Three Months Ended March 31,
	2011	2010
Amortization Expense	$597	$567

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is approximately $2.0 million.

NOTE 7 – Short-Term Borrowing Arrangements

CH Energy Group and Central Hudson’s borrowings under a revolving credit facility are as follows (In Thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
CH Energy Group Holding Company Short-term borrowings	$16,500	$-	$-
Central Hudson Short-term borrowings	-	-	30,000
CH Energy Group Consolidated	$16,500	$-	$30,000

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

Effective July 31, 2007, CH Energy Group’s Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the “Repurchase Program”), which was originally authorized in 2002.  As amended, the Repurchase Program authorizes the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of the CH Energy Group’s outstanding Common Stock, from time to time, through July 31, 2012.  As of March 31, 2011, CH Energy Group had purchased 202,345 shares under the Repurchase Program of which 172,783 shares were purchased during the three months ended March 31, 2011.  Subsequent to March 31, 2011 and through April 29, 2011, CH Energy Group purchased 78,394 additional shares under the Repurchase Program.  CH Energy Group intends to purchase additional shares under the Program during the remainder of 2011.  CH Energy Group intends to set repurchase targets, if any, from time to time based on then prevailing circumstances.  Management’s repurchase of shares does not represent a retirement or constructive retirement of shares and accordingly, has been presented as an increase to treasury stock in CH Energy Group’s Consolidated Balance Sheet.

There were no repurchases of preferred stock in the three months ended March 31, 2011 and 2010.

On January 24, 2011, Central Hudson made an $11.0 million dividend payment to parent CH Energy Group.  Central Hudson made an additional dividend payment of $11.0 million to parent CH Energy Group on May 2, 2011.

NOTE 9 – Capitalization – Long-Term Debt

NYSERDA

On December 7, 2010, Central Hudson issued $82.15 million of its unsecured Medium Term Notes.  Central Hudson used the proceeds from the sale of the notes for refunding its 1999 NYSERDA Bonds Series C and Series D of $41.15 million and $41.0 million, respectively.  Central Hudson has retired these Series C and Series D NYSERDA Bonds and no notes are outstanding in these two Series.

Central Hudson’s Series B NYSERDA Bonds total $33.7 million at March 31, 2011.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers.  As a result, variations in interest rates do not have any impact on earnings.

To mitigate the potential cash flow impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index of short-term tax-exempt debt.  Two of the rate caps were one-year in length with notional amounts that were aligned to the Series C and Series D NYSERDA Bonds that are no longer outstanding.  These two rate caps expired on April 1, 2011.  The third rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2012.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.

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

The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three months ended March 31, 2011 and 2010 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$2,448	$2,272	$673	$531
Interest cost	6,537	6,571	1,732	1,712
Expected return on plan assets	(6,860)	(6,225)	(1,711)	(1,267)
Amortization of:
Prior service cost (credit)	536	544	(1,466)	(1,467)
Transitional obligation (asset)	-	-	641	641
Recognized actuarial loss	6,523	7,377	2,688	2,073

Net Periodic Benefit Cost	$9,184	$10,539	$2,557	$2,223

(1)	The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Central Hudson's pension liability balance (i.e., the under-funded status) is as follows (In Thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Pension liability balance	$97,195	$103,227	$125,461

These balances include recognition for the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, as well as consideration for non-qualified executive plans. In addition to the Retirement Plan, a portion of CH Energy Group's and Central Hudson's executives are covered under a non-qualified Supplemental Executive Retirement Plan.

.
The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Prefunded pension costs prior to funding status adjustment	$33,280	$34,307	$31,261
Additional liability required	(130,475)	(137,534)	(156,722)
Total accrued pension liability	$(97,195)	$(103,227)	$(125,461)

Total offset to additional liability - Regulatory assets - Pension Plan	$130,475	$137,534	$156,722

Gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson has PSC approval to record regulatory assets rather than adjusting comprehensive income to offset the additional liability.

Contributions to the Retirement Plan during the three months ended March 31, 2011 and 2010 were $8.0 million and $30.0 million, respectively.

No employer contributions for the OPEB plan were made during the three months ended March 31, 2011 and $0.5 million for the three months ended March 31, 2010.

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

Asset allocation targets in effect as of March 31, 2011, expressed as a percentage of the market value of the Retirement Plan’s assets, are summarized in the table below:

Asset Class	Minimum	Target Average	Maximum
Equity Securities	49%	54%	59%
Debt Securities	41%	46%	51%
Alternative Investments(1)	-%	-%	5%

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

Central Hudson cannot assure that the Retirement Plan’s return objectives or funded status objectives will be achieved.

NOTE 11 – Equity-Based Compensation

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 Plan is as follows:

			Performance Shares
	Grant Date	Performance Shares	Outstanding at
Grant Date	Fair Value	Granted	March 31, 2011
January 24, 2008	$35.76	33,440	28,420
January 26, 2009	$49.29	36,730	32,810
February 8, 2010	$38.62	48,740	48,740
February 7, 2011	$49.77	40,320	40,320

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

Performance shares granted January 24, 2008, and shown as outstanding as of March 31, 2011 in the above table are expected to be paid out in May 2011.  Additionally, due to the retirement of one of Central Hudson’s executive officers on January 1, 2011, a pro-rated number of shares under the January 26, 2009 and February 8, 2010 grants are expected to be paid to this individual in July 2011.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of March 31, 2011:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at March 31, 2011
January 2, 2008	Shares	10,000	$44.32	End of 3 years	-	(1)
January 2, 2008	Shares	2,100	$44.32	Ratably over 3 years	-	(2)
January 26, 2009	Shares	2,930	$49.29	End of 3 years	2,320	(3)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	11,500
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(4)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	3,000
February 7, 2011	Shares	1,500	$49.77	1/3 each year in Years 3, 4 and 5	1,500
February 7, 2011	Shares	2,230	$49.77	End of 3 years	2,230

(1)
500 shares were forfeited upon resignation of the employee holding the shares, the vesting of 600 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith, vesting of 800 shares was accelerated as approved by the Board of Directors and remaining 8,100 shares vested on January 2, 2011.

(2)	2100 shares vested ratably over three years ending January 2, 2011.
(3)
The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith and the vesting of 360 shares was accelerated as approved by the Board of Directors.

(4)	The vesting of 405 shares was accelerated as approved by the Board of Directors.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the three months ended March 31, 2011 and 2010 (In Thousands):

	Three Months Ended March 31,
	2011	2010
Performance shares	$690	$604
Restricted shares and stock units	$102	$124
Recognized tax benefit of restricted shares and stock units	$41	$50

Compensation expense for performance shares is recognized over the three year performance period based on the fair value of the awards at the end of each reporting period and the time elapsed within each grant's performance period.  Compensation expense for restricted shares and stock options is recognized over the defined vesting periods based on the grant date fair value of the awards.

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  During this period, the electricity purchased through this Entergy contract represented approximately 23% of Central Hudson’s full-service customer requirements on an annual basis.  For the three months ended March 31, 2010, energy supplied under this agreement cost approximately $13.8 million.  On June 30, 2010 and September 9, 2010, Central Hudson entered into additional agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.  The electricity purchased under these current contracts with Entergy is generated from the Indian Point and FitzPatrick nuclear power facilities and is estimated to represent approximately 13% of Central Hudson’s full-service customer requirements on an annual basis.  For the three months ended March 31, 2011, energy supplied under this agreement cost approximately $4.4 million.

In the event the above noted counterparty is unable to fulfill its commitment to deliver under the terms of the agreements, Central Hudson would obtain the supply from the NYISO market, and under Central Hudson’s current ratemaking treatment, recover the full cost from customers.  As such, there would be no impact on earnings.

Central Hudson must also acquire sufficient peak load capacity to meet the peak load requirements of its full service customers.  This capacity is made up of contracts with capacity providers, purchases from the NYISO capacity market and its own generating capacity.

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

The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at seven sites in Central Hudson’s franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed all seven of these sites on the New York State Environmental Site Remediation Database.  A number of the sites are now owned by third parties and have been redeveloped for other uses.  The status of the seven MGP sites are as follows:

Site		Status
#1	Beacon, NY
Remediation work complete.  Final Report approved by the DEC.  A revised Site Management Plan (“SMP”) was submitted by Central Hudson to the DEC on September 20, 2010.  Central Hudson is finalizing a deed restriction for the Metro-North property.

#2	Newburgh, NY
The DEC has approved the Construction Completion Report (“CCR”) for the remediation that was completed at Area A of the site.  Remediation for the other two areas at the site, Areas B and C, was completed in December 2010. The remaining site restoration work is expected to be completed in the spring of 2011.  Central Hudson is preparing a Final Engineering Report for submittal to the DEC later this year.

Site		Status
#3	Laurel Street Poughkeepsie, NY
Remediation work is complete.  The CCR was approved by the DEC.  As requested by the DEC, fifteen additional monitoring wells were installed and the last of the four quarterly groundwater sampling events was conducted in January 2011.  Central Hudson continues to investigate off-site groundwater impacts.

#4	North Water Street Poughkeepsie, NY
As requested by the DEC, additional land and river investigations were conducted.  The final monitoring event for the reactive cap pilot study was completed and the cap removed.  Central Hudson has submitted a Remedial Investigation (“RI”) Report to the DEC and is beginning to develop remedial alternatives.

#5	Kingston, NY
Additional land and river investigations have been approved by the DEC.  The land-based RI work is complete.  The river-based RI work is underway.  Remaining fieldwork involving the collection of additional shallow sediment cores is expected to be completed in 2011.  Previously, a license agreement with a private party and Central Hudson had allowed the presence and mooring of tug boats and a “Dry Dock” in front of the Kingston site.  All tugs have been removed by the owner, but the Dry Dock remains in place and is an obstacle to completing remediation of the river bed under it.  Central Hudson is currently involved in legal proceedings seeking to obtain judicial authorization to have the Dry Dock removed.  The outcome of the proceedings is uncertain.

#6	Catskill, NY
Site investigation has been completed under the DEC-approved Brownfield Cleanup Agreement.  A RI Report was approved.  A Remedial Alternatives Analysis (“RAA”) was submitted to the DEC on February 8, 2011.  The DEC has completed a draft Decision Document for the site that is currently under public review.

#7	Bayeaux Street Poughkeepsie, NY	Per the DEC, no further investigation or remedial action is required at this time.

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

Site #1 remediation work has been completed and the final report has been approved by the DEC.  With regard to site #8, Central Hudson does not have sufficient information to estimate its potential remediation cost, if any.  As stated above, Central Hudson believes that it has no further liability for this site and the DEC in a letter dated March 13, 2009 has indicated no further investigation or remedial action is required at this time.

Information for sites #2 through #6 are detailed in the chart below (In Thousands):

Site #	Estimate	Liability Recorded as of 12/31/10	Amounts Spent in 2011(3)	Liability Adjustment	Liability Recorded as of 3/31/11	Current Portion of Liability at 3/31/11	Long term portion of Liability at 3/31/11
2, 3(1)	$44,700	$1,766	$498	$82	$1,350	$412	$938
4, 5, 6(2)	121,000	1,479	134	40	1,385	630	755
	$165,700	$3,245	$632	$122	$2,735	$1,042	$1,693

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

(3)	There were no legal fees for 2011.

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

As authorized by the PSC, Central Hudson is currently permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.  Central Hudson spent $0.6 million for the three months ended March 31, 2011, related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  On July 1, 2007, Central Hudson started recovering through a rate allowance for MGP Site Investigation and Remediation Costs.  The 2010 Rate Order provided for an increase in this rate allowance to an amount of $13.6 million over the three year settlement period ending June 30, 2013.  As authorized in the 2009 Rate Order, Central Hudson also received deferral authority and subsequent recovery for amounts spent over the rate allowance from a net electric regulatory liability balance during the three year settlement period ending June 30, 2010.  The total MGP Site Investigation and Remediation costs recovered from July 1, 2007 through March 31, 2011 was approximately $16.5 million, with $1.2 million recovered in the first quarter of 2011.

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

As of March 31, 2011, of the 3,327 asbestos cases brought against Central Hudson, 1,169 remain pending.  Of the cases no longer pending against Central Hudson, 2,003 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the three months ended March 31, 2011, Griffith spent less than $0.1 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith’s reserve for environmental remediation is $2.6 million as of March 31, 2011, of which $1.1 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith’s indemnification obligation is subject to a number of limitations, including time limits within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith’s liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith’s obligation to indemnify the purchaser for breaches of many of Griffith’s representations and warranties and for certain environmental liabilities.  In 2009, the Company reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  To date, Griffith has paid approximately $0.2 million under its environmental remediation cost obligation.  In the first quarter of 2011, Griffith reduced the reserve by $0.6 million based on the completion of an environmental study.  The reserve balance as of March 31, 2011 related to the divestiture is $1.8 million.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

CH-Auburn received a Notice of Violation of its air permit from the NYS DEC in 2010.  CH-Auburn reached an agreement with the NYS DEC to resolve this issue and paid a civil penalty of approximately $30,000 in the first quarter of 2011.  During the time period in which the issue was being resolved, CH-Auburn was not running one of its three engine generators.  The third engine generator is back in operation and CH-Auburn continues to meet its obligations under the Energy Services Agreement with the City of Auburn.

Other Matters

Central Hudson and Griffith are involved in various other legal and administrative proceedings incidental to their businesses, which are in various stages.  While these matters collectively could involve substantial amounts, it is the opinion of Management that their ultimate resolution will not have a material adverse effect on either of CH Energy Group’s or the individual segment’s financial positions, results of operations or cash flows.

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$154,570	$75,482	$96,919		$1,673		$-		$328,644
Intersegment revenues	4	166	-		-		(170)		-
Total revenues	154,574	75,648	96,919		1,673		(170)		328,644
Operating income	14,674	11,902	7,498		597		-		34,671
Interest and investment income	1,413	453	-		1,182		(1,169)	(1)	1,879
Interest charges	5,857	1,517	753		1,264		(1,169)	(1)	8,222
Income before income taxes	10,083	10,805	6,816		(53)		-		27,651
Net income attributable to CH Energy Group	6,033	6,364	4,392	(3)	158	(2)	-		16,947
Segment assets at March 31	1,182,116	355,217	115,816		90,581		(2,553)		1,741,177

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes loss from discontinued operations of $189.
(3)	Includes income from discontinued operations of $371.

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments		Eliminations		Total
Revenues from external customers	$145,962	$69,087	$84,467	$457		$-		$299,973
Intersegment revenues	1	175	-	-		(176)		-
Total revenues	145,963	69,262	84,467	457		(176)		299,973
Operating income	20,127	13,632	7,343	66		-		41,168
Interest and investment income	762	363	1	512		(511)	(1)	1,127
Interest charges	5,095	1,341	521	862		(511)	(1)	7,308
Income before income taxes	15,607	12,518	6,880	(379)		-		34,626
Net income (loss) attributable to CH Energy Group	9,111	7,292	4,059	(24)	(2)	-		20,438
Segment assets at March 31	1,189,303	371,030	107,564	93,046		(451)		1,760,492

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes income from discontinued operations of $151.

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

Derivative activity related to Griffith’s heating oil contracts is not material.

Notwithstanding the above, the following information is provided in accordance with current accounting requirements.

The percentage of Central Hudson’s electric and gas requirements hedged by derivative contracts is as follows:

Central Hudson	% of Requirement Hedged (1)
Electric Derivative Contracts:
April 2011 – December 2011	22.1%
2012	22.4%

Natural Gas Derivative Contracts:
November 2011 – March 2012	5.6%

(1)   Projected coverage as of March 31, 2011.

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

To help limit the credit exposure of their derivatives, both Central Hudson and Griffith have entered into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Of the sixteen total agreements held by both companies, eleven contain credit-risk related contingent features.  As of March 31, 2011, there were 14 open derivative contracts under these eleven master netting agreements containing credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on March 31, 2011 if the contingent features were triggered, are summarized in the table below.

Contingent Contracts
(Dollars In Thousands)

	As of March 31, 2011
Triggering Event	# of Contracts Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	1	$7	$7
Credit Rating Downgrade (to below BBB-)	2	16	16
Adequate Assurance(1)	-	-	-
Total Central Hudson	3	23	23

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	-	-	-
Adequate Assurance(1)	11	39	39
Total Griffith	11	39	39

Total CH Energy Group	14	$62	$62

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On March 31, 2011, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

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

Gross Fair Value of Derivative Instruments

Derivative contracts are measured at fair value on a recurring basis.  As of March 31, 2011, December 31, 2010 and March 31, 2010, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2011
Assets:
Derivative Contracts:
Central Hudson - natural gas	$68	$-	$68	$-
Total Central Hudson Assets	$68	$-	$68	$-

Griffith - heating oil	39	-	39	-
Total CH Energy Group Assets	$107	$-	$107	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(19,716)	$-	$-	$(19,716)
Total CH Energy Group and Central Hudson Liabilities	$(19,716)	$-	$-	$(19,716)

As of December 31, 2010
Assets:
Derivative Contracts:
Central Hudson - natural gas	$34	$-	$34	$-
Total Central Hudson Assets	$34	$-	$34	$-

Griffith - heating oil	$112	$-	$112	$-
Total CH Energy Group Assets	$146	$-	$146	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(23,872)	$-	$-	$(23,872)
Central Hudson - natural gas	(1,009)	-	(1,009)	-
Total CH Energy Group and Central Hudson Liabilities	$(24,881)	$-	$(1,009)	$(23,872)

As of March 31, 2010
Assets:
Derivative Contracts:
Griffith - heating oil	$64	$-	$64	$-
Total CH Energy Group and Central Hudson Assets	$64	$-	$64	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(36,628)	$-	$-	$(36,628)
Central Hudson - natural gas	(111)	-	(111)	-
Total Central Hudson Liabilities	$(36,739)	$-	$(111)	$(36,628)

Griffith - other derivative financial instrument	$(50)	$-	$(50)	$-
Total CH Energy Group Liabilities	$(36,789)	$-	$(161)	$(36,628)

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance at Beginning of Period	$(23,872)	$(11,983)
Unrealized gains (losses)	4,156	(24,645)
Realized losses	(1,671)	(2,850)
Purchases	-	-
Issuances	-	-
Sales and settlements	1,671	2,850
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(19,716)	$(36,628)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.

The Effect of Derivative Instruments on the Statements of Income

For the three months ended March 31, 2011, all other comprehensive income and income statement activity for Griffith heating oil call option contracts was not material.  Effective October 1, 2009, Griffith de-designated all open derivative positions.  The loss reclassified from accumulated other comprehensive income in 2010, as these de-designated derivatives have settled, was not material.

For the three months ended March 31, 2011, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson on the statements of income (In Thousands):

	Amount of Gain/(Loss) Recognized as Increase/(Decrease) in the Income Statement		Location of Gain/(Loss)
	Three Months Ended March 31,
	2011	2010
Central Hudson:
Electricity swap contracts	$(1,671)	$(2,850)	Regulatory asset(1)
Natural gas swap contracts	(1,385)	(1,778)	Regulatory asset(1)
Interest rate swap contract	-	-	Regulatory asset(1)
Total Central Hudson	$(3,056)	$(4,628)

Griffith:
Heating oil call option contracts	81	(14)	Purchased petroleum
Griffith other derivative financial instrument	-	51	Purchased petroleum
Total Griffith	$81	$37

Total CH Energy Group	$(2,975)	$(4,591)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

NOTE 15 – Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 – “Accounting for Derivative Instruments and Hedging Activities”, CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets, including the investments of CH Energy Group’s Directors and Executives Deferred Compensation Plan and the property and plant of Lyonsdale.  The following table summarizes the amount reported at fair value related to these assets as of March 31, 2011, December 31, 2010 and March 31, 2010 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2011
Other investments(1)	$4,018	$4,018	$-	$-
As of December 31, 2010
Other investments(1)	$3,912	$3,912	$-	$-
Lyonsdale property and plant(2)	$6,685	$-	$6,685	$-
As of March 31, 2010
Other investments(1)	$-	$-	$-	$-

(1)
Other investments represent trust assets for the funding of CH Energy Group’s Directors and Executives Deferred Compensation Plan and is titled “Other investments” within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.

(2)	Lyonsdale property and plant was stated at carrying value at March 31, 2011 and prior to December 31, 2010.

As of March 31, 2011 and December 31, 2010, a portion of the trust assets for the funding of CH Energy Group’s Directors and Executives Deferred Compensation Plan are invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.

On March 18, 2011, Central Hudson entered into a total return master swap agreement with Bank of America with the intent to enter into future swap contracts to exchange total returns on CH Energy Group, Inc. Common stock for fixed payments to Bank of America.  The purpose is to reduce the volatility to earnings from phantom shares in CH Energy Group’s Directors and Executives Deferred Compensation Plan.  There were no outstanding swap contracts as of March 31, 2011.  Based on the terms and conditions of the swap agreement, the fair value of the swaps will be designated as Level 2 within the fair value hierarchy.  Quarterly valuations will be made at which time a net cash settlement will be recorded.  The first valuation date will be June 30, 2011.

Lyonsdale property and plant as of March 31, 2011 is stated at its carrying value which is less than fair value minus cost to sell and included in assets held for sale on the Consolidated CH Energy Group Balance Sheet.  As a result of an impairment charge recognized in 2010, as of December 31, 2010, Lyonsdale property and plant of $6.7 million was recorded at fair value.  As of December 31, 2010, Management recorded a pre-tax impairment of $2.1 million ($1.3 million after-tax impact on earnings), based on the amount by which the carrying amount exceeded the fair value of the Lyonsdale assets.  The fair value of the assets was calculated based on market participant bids for the purchase of Lyonsdale, which were received in early 2011.

CHEC recorded a reserve against the full balance of its $10 million note receivable in Cornhusker Holdings in the third quarter of 2010.  As of March 31, 2011, Management believes the fair value of this note receivable remains at zero and therefore appropriately reserved.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents:  Carrying amount

Long-term Debt:  Quoted market prices for the same or similar issues

Notes Payable:  Carrying amount

Long-term Debt Maturities and Fair Value - CH Energy Group
(Dollars in Thousands)

March 31, 2011
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$941	$37,007	$31,076	$41,650	$1,230	$358,297	$470,201	$491,432
Estimated Effective Interest Rate	6.86%	6.71%	6.92%	6.02%	6.86%	5.54%	5.78%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.52%	0.52%
				Total Debt Outstanding			$503,901	$525,132
				Estimated Effective Interest Rate			5.43%

December 31, 2010
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$941	$37,007	$31,076	$41,650	$1,230	$358,296	$470,200	$489,660
Estimated Effective Interest Rate	6.86%	6.71%	6.92%	6.02%	6.86%	5.54%	5.78%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
				Total Debt Outstanding			$503,900	$523,360
				Estimated Effective Interest Rate			5.42%

March 31, 2010
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$941	$37,007	$31,076	$41,650	$237,374	$372,048	$394,022
Estimated Effective Interest Rate	4.38%	6.86%	6.71%	6.93%	6.02%	5.94%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.37%	0.37%
				Total Debt Outstanding			$487,898	$509,872
				Estimated Effective Interest Rate			4.67%

Long-term Debt Maturities and Fair Value - Central Hudson
(Dollars in Thousands)

March 31, 2011
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$-	$36,000	$30,000	$14,000	$-	$340,201	$420,201	$434,771
Estimated Effective Interest Rate	-%	6.71%	6.93%	4.81%	-%	5.47%	5.66%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.52%	0.52%
				Total Debt Outstanding			$453,901	$468,471
				Estimated Effective Interest Rate			5.28%

December 31, 2010
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$-	$36,000	$30,000	$14,000	$-	$340,200	$420,200	$432,800
Estimated Effective Interest Rate	-%	6.71%	6.93%	4.81%	-%	5.47%	5.66%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
				Total Debt Outstanding			$453,900	$466,500
				Estimated Effective Interest Rate			5.28%

March 31, 2010
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$-	$36,000	$30,000	$14,000	$218,048	$322,048	$338,766
Estimated Effective Interest Rate	4.38%	-%	6.71%	6.93%	4.81%	5.86%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.37%	0.37%
				Total Debt Outstanding			$437,898	$454,616
				Estimated Effective Interest Rate			4.44%

NOTE 16 – Subsequent Events

CH Energy Group has performed an evaluation of events subsequent to March 31, 2011 through the date the financial statements were issued and noted 4 additional item to disclose.

On April 7, 2011, Central Hudson contributed an additional $8.0 million to its Retirement Plan.

On April 21, 2011, Central Hudson’s Board of Directors approved an $11.0 million dividend payment to parent CH Energy Group that was paid on May 2, 2011.

Effective May 1, 2011, the sale of CHEC's subsidiary Lyonsdale was completed at a selling price not materially different than the carrying value of the net assets at March 31, 2011.

On April 21, 2011, CHEC’s Board of Directors passed a resolution authorizing CHEC to enter into a purchase and sale agreement for the sale of the Shirley Wind investment.  CH Energy Group concluded that the criteria for reporting assets and liabilities as held for sale were met as of April 21, 2011 and accordingly have presented below the related assets and liabilities that qualify for held for sale at that date in the CH Energy Group Consolidated Balance Sheet.

Below are the major classes of assets and liabilities related to the sale of Shirley Wind (In Thousands):

March 31,
2011
Assets
Current Assets	$637
Total current assets	637

Property, Plant and Equipment
Property, plant and equipment	45,404
Less: Accumulated depreciation	504
Total property, plant and equipment, net	44,900

Other Assets	460

Assets held for sale	$45,997

Liabilities
Current Liabilities	$1,133

Liabilities held for sale	$1,133

As of the reporting date of March 31, 2011, CH Shirley did not meet the criteria to be held for sale as presented in the March 31, 2011 CH Energy Group Consolidated Balance Sheet.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This MD&A should be read in conjunction with the first quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2010.

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

Strategy

Offer an attractive risk adjusted return to CH Energy Group shareholders.  Our plan is to:

•	Invest primarily in utility electric and natural gas transmission and distribution
•	Focus on risk management
•	Limit commodity exposure
•	Manage regulatory affairs effectively
•	Maintain a financial profile that supports a credit rating in the “A” category
•	Divest investments in non-regulated renewable energy production in an orderly fashion
•	Target stable and predictable earnings, with growth trend expectations of 5% or more per year off a base of $2.76 in 2009
•	Provide a common stock dividend that is the higher of $2.16/share or 65% to 70% of earnings.

Contributions by respective business units to operating revenues and net income for the three months ended March 31, 2011 and 2010 are discussed in the Results of Operations section of this Management Discussion and Analysis.  There are no significant updates to the strategy specifically focused on either of the business units Central Hudson or Griffith since the Annual Report on Form 10-K for the year ended December 31, 2010.

Other Businesses and Investments

As noted earlier, CH Energy Group has decided to discontinue investing in the renewable energy industry through CHEC and has been actively seeking to sell some of these investments, specifically Lyonsdale and Shirley Wind.  Management will continue to evaluate the market for the remaining investments in 2011.  On March 29, 2011, CHEC entered into an agreement to sell its subsidiary Lyonsdale and completed the sale effective May 1, 2011.  On April 21, 2011 the Board of Directors for CHEC passed a resolution which authorized entering into a purchase and sale agreement for the sale of Shirley Wind.  Management believes greater shareholder value can be created by divesting these assets.  However, if attractive terms of sale are not available in the near-term, holding existing investments in wind and landfill gas is not expected to require significant management oversight or further capital investment.  Proceeds from the sale of any of these investments are expected to be used primarily for the repurchase of common stock and repayment of debt associated with these assets.

For further discussions relating to the impact of the change in strategy on the Company’s renewable energy investments, see Note 5 – “Acquisitions, Divestitures and Investments.”

EARNINGS PER SHARE AND OVERVIEW OF FIRST QUARTER RESULTS

The following discussion and analyses include explanations of significant changes in revenues and expenses between the three months ended March 31, 2011, and 2010, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

The discussions and tables below present the change in earnings of CH Energy Group’s business units in terms of earnings for each outstanding share of CH Energy Group’s Common Stock.  Management believes that expressing the results in terms of the impact on shares of CH Energy Group is useful to investors because it shows the relative contribution of the various business units to CH Energy Group’s earnings.  This information is considered a non-GAAP financial measure and not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  Additionally, Management believes that the disclosure of Significant Events within each business unit provides investors with the context around the Company's results that is important in enabling them to ascertain the likelihood that past performance is indicative of future performance.  A reconciliation of each business unit’s earnings per share to CH Energy Group’s earnings per share, determined on a consolidated basis, is included in the table below.

CH Energy Group Consolidated

Earnings per Share (Basic)

	Three Months Ended March 31,
	2011	2010	Change
Central Hudson - Electric	$0.39	$0.58	$(0.19)
Central Hudson - Natural Gas	0.40	0.46	(0.06)
Griffith	0.28	0.26	0.02
Other Businesses and Investments	0.01	-	0.01
Total CH Energy Group Consolidated Earnings, as reported	$1.08	$1.30	$(0.22)

Earnings for CH Energy Group totaled $1.08 per share for the first quarter of 2011.

Details by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Three Months Ended March 31,
	2011	2010	Change
Central Hudson - Electric	$0.39	$0.58	$(0.19)
Central Hudson - Natural Gas	0.40	0.46	(0.06)
Total Central Hudson Earnings	$0.79	$1.04	$(0.25)

			Change
Sales tax			$(0.01)
Storm deferral petition disallowance			(0.03)

Delivery revenue			0.10
Higher interest on regulatory assets			0.03
Higher trimming costs			(0.12)
Weather related service restoration			(0.09)
Higher depreciation			(0.03)
Higher property and other taxes			(0.08)
Other			(0.02)
			$(0.25)

Earnings from Central Hudson's electric and natural gas operations decreased $0.25 per share in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to the accelerated tree trimming expenditures and higher costs to restore service to customers following storms.

Tree trimming costs were higher in 2011 because the Twin Peaks storm in February 2010 resulted in below normal activity in the first quarter of 2010 and tree trimming was accelerated in 2011 due to more favorable crew availability and contract pricing.

The higher storm costs for the first quarter of 2011 compared to the same period in 2010 was due to two drivers.  First, in 2011 Central Hudson experienced a severe ice storm which resulted in incremental expenditures of over $2.0 million.  Additional costs were incurred for the restoration of gas service as a result of severe weather conditions in January.  These incremental costs did not meet the criteria for deferral for recovery from customers, unlike the prior year’s February 2010 storm.  Also, the PSC issued an Order on the deferral petition for the significant storm event In February 2010, disallowing approximately $0.8 million, which was recorded in the first quarter of 2011.

Higher property and other taxes and depreciation expense unfavorably impacted the quarter-over-quarter earning per share.  These unfavorable variations were somewhat offset by higher delivery revenues and carrying charges.

Griffith

Earnings per Share (Basic)

	Three Months Ended March 31,
	2011	2010	Change
Griffith - Fuel Distribution Earnings	$0.28	$0.26	$0.02

			Change
Discontinued operations			$0.02

Margin on petroleum sales and services			0.03
Weather-normalized sales (including conservation)			(0.06)
Lower operating expenses			0.04
Other			(0.01)
			$0.02

Griffith's earnings increased $0.02 per share in the three months ended March 31, 2011 compared to the same period in 2010 due to lower operating expenses which were the result of reducing infrastructure costs following the December 2009 partial divestiture.  Higher margins and other favorable expense savings were able to partially offset the impact of lower sales volumes.

Other Businesses and Investments

Earnings per Share (Basic)

	Three Months Ended March 31,
	2011	2010	Change
Other Businesses & Investments Earnings	$0.01	$-	$0.01

			Change
Discontinued operations			$(0.02)
Expenses associated with divestiture activity			(0.04)
Tax benefit related to discontinued operations			0.02

Higher interest income			0.02
Renewable energy investments			0.01
Other			0.02
			$0.01

The earnings of CH Energy Group (the holding company) and CHEC’s partnerships and other investments increased $0.01 in the three months ended March 31, 2011 compared to the same period in 2010.  This was due to the combined effect of a number of items shown on the table above.

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues (net of divestitures) and net income for the three months ended March 31, 2011 and 2010 are illustrated below  (Dollars in Thousands):

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
Business Unit	Operating Revenues		Net Income attributable to CH Energy Group		Operating Revenues		Net Income (loss) attributable to CH Energy Group
Electric(1)	$154,570	47%	$6,033	36%	$145,962	49%	$9,111	44%
Gas(1)	75,482	23%	6,364	37%	69,087	23%	7,292	36%
Total Central Hudson	230,052	70%	12,397	73%	215,049	72%	16,403	80%
Griffith(1)(3)	96,919	29%	4,392	26%	84,467	28%	4,059	20%
Other Businesses and Investments(2)	1,673	1%	158	1%	457	-%	(24)	-%
Total CH Energy Group	$328,644	100%	$16,947	100%	$299,973	100%	$20,438	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 1st Quarter 2011: 21% cost recovery revenues + 26% other revenues = 47%
Electric 1st Quarter 2010: 22% cost recovery revenues + 27% other revenues = 49%
Natural gas 1st Quarter 2011: 13% cost recovery revenues + 10% other revenues = 23%
Natural gas 1st Quarter 2010: 13% cost recovery revenues + 10% other revenues = 23%
Griffith 1st Quarter 2011: 23% commodity costs + 6% other revenues = 29%
Griffith 1st Quarter 2010: 21% commodity costs + 7% other revenues = 28%

(2)	Other Businesses and Investments for the three months ended March 31, 2011 and 2010 includes income from discontinued operations of $(189) and $151, respectively.

(3)	Griffith for the three months ended March 31, 2011 includes income from discontinued operations of $371.

Central Hudson

The following discussions and analyses include explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the three months ended March 31, 2011 and 2010 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended March 31,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$230,052	$215,049	$15,003	7.0%

Operating Expenses:
Purchased electricity, fuel and natural gas	112,066	104,522	7,544	7.2%
Depreciation and amortization	8,921	8,414	507	6.0%
Other operating expenses	82,489	68,354	14,135	20.7%
Total Operating Expenses	203,476	181,290	22,186	12.2%
Operating Income	26,576	33,759	(7,183)	(21.3	) %
Other Income, net	1,686	802	884	110.2%
Interest Charges	7,374	6,436	938	14.6%
Income before income taxes	20,888	28,125	(7,237)	(25.7	) %
Income Taxes	8,249	11,480	(3,231)	(28.1	) %
Net income	$12,639	$16,645	$(4,006)	(24.1	) %

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three months ended March 31, 2011 compared to the same period in 2010.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Effective July 1, 2009 and continuing in the 2010 Rate Order, Central Hudson’s delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on Central Hudson’s earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	March 31,		Variation in		March 31,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	619	579	40	7%	608	581	27	5%
Commercial	508	481	27	6%	505	481	24	5%
Industrial and other	260	261	(1)	(0)%	260	262	(2)	(1)%
Total Deliveries	1,387	1,321	66	5%	1,373	1,324	49	4%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	March 31,		Variation in		March 31,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	2,875	2,585	290	11%	2,669	2,529	140	6%
Commercial	3,324	2,811	513	18%	3,187	2,805	382	14%
Industrial and other(2)	1,488	1,494	(6)	(0)%	747	695	52	7%
Total Deliveries	7,687	6,890	797	12%	6,603	6,029	574	10%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	Actual deliveries include interruptible natural gas deliveries. Weather normalized deliveries exclude interruptible natural gas deliveries.

Electric and natural gas deliveries to residential and commercial customers increased during the three months ended March 31, 2011 when compared to the same period in 2010 primarily as a result of increased sales per customer.  Favorable impacts of colder weather further contributed to the increase in delivery volumes in the first quarter of 2011 as compared to 2010.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2011	2010	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$69,271	$65,700	$3,571
Sales to others for resale	997	1,174	(177)
Other revenues with matching offsets	22,548	19,485	3,063
Subtotal	92,816	86,359	6,457

Revenues Impacting Earnings:
Customer sales	60,699	55,502	5,197
RDM and other regulatory mechanisms	(1,590)	1,455	(3,045)
Pole attachments and other rents	932	1,029	(97)
Finance charges	877	810	67
Other revenues	836	807	29
Subtotal	61,754	59,603	2,151

Total Electric Revenues	$154,570	$145,962	$8,608

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2011	2010	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$31,550	$28,110	$3,440
Sales to others for resale	9,697	9,079	618
Other revenues with matching offsets	9,801	8,260	1,541
Subtotal	51,048	45,449	5,599

Revenues Impacting Earnings:
Customer sales	25,100	20,624	4,476
RDM and other regulatory mechanisms	(2,297)	1,428	(3,725)
Interruptible profits	664	567	97
Finance charges	333	322	11
Other revenues	634	697	(63)
Subtotal	24,434	23,638	796

Total Natural Gas Revenues	$75,482	$69,087	$6,395

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

Electric and natural gas revenues increased in the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to higher delivery rates on customer sales affected by the Rate Order that went into effect on July 1, 2010, higher energy cost adjustment revenues and other revenues with matching offsets.  For both electric and gas the increase in energy cost adjustment  revenues resulted from higher revenues required to be recovered for previously deferred purchased electric and gas costs.  The increase in revenues with matching offsets is primarily due to an increase in rates related to a new NYS energy efficiency program.

Partially offsetting the increase in revenues for both electric and gas is a lower regulatory revenue recovery mechanism, primarily related to RDMs.  In the first quarter of 2011, delivery revenue was higher than provided for in the PSC approved rates and Central Hudson is required to set aside this revenue for customer benefit.

Operating Expenses

The most significant elements of Central Hudson’s operating expenses are purchased electricity and purchased natural gas; however, changes in these costs do not affect earnings since they are offset by changes in related revenues recovered through Central Hudson’s energy cost adjustment mechanisms.  Additionally, there are other costs that are matched to revenues largely from customer billings, notably the cost of pensions and OPEBs, the Temporary State Assessment, and NYS energy efficiency programs.

Total utility operating expenses increased 12% in the three months ended March 31, 2011 compared to the same period in 2010.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2011	2010	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$70,268	$66,874	$3,394
Purchased natural gas	41,247	37,189	4,058
Temporary State Assessment	6,545	5,566	979
Pension	8,119	8,779	(660)
OPEB	1,950	2,027	(77)
NYS energy programs	8,597	5,256	3,341
MGP site remediations	1,216	795	421
Other matched expenses	5,923	5,320	603
Subtotal	143,865	131,806	12,059

Other Expense Variations:
Tree trimming	5,821	2,576	3,245
Property taxes	9,371	7,525	1,846
Weather related service restoration (2)	4,970	2,896	2,074
Depreciation	8,921	8,414	507
Uncollectible expense	2,076	2,390	(314)
Purchased natural gas incentive arrangements	551	459	92
Other expenses	27,901	25,224	2,677
Subtotal	59,611	49,484	10,127
Total Operating Expenses	$203,476	$181,290	$22,186

(1)	Includes expenses that, in accordance with the 2009 and 2010 Rate Orders, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)
Three months ended March 31, 2010 does not include $19.3 million in incremental costs related to the February 2010 significant storm event deferred for future recovery from customers.  See further discussion below.

In addition to the required adjustment to match revenues collected from customers, the variation in purchased electricity for the three months ended March 31, 2011 compared to the same period in the prior year was driven primarily by higher revenues collected for the recovery of previously deferred purchased electricity costs, which were only partially offset by lower wholesale prices and lower purchased volumes.  The variations in purchased gas for the three months ended March 31, 2011 was primarily driven by higher revenues collected for the recovery of previously deferred purchased gas costs and higher purchased volumes, partially reduced by lower natural gas prices.

Variations in NYS energy programs, Temporary State Assessment and other matched expenses are due to a change in the level of expenses recorded with a corresponding change in revenues resulting from the change in the amounts included in delivery rates as authorized in the 2010 Rate Order.

Weather related service restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  The increase in expenses associated with tree-trimming in the first quarter of 2011 is a result of accelerated trimming in 2011 to take advantage of crew availability, favorable trimming and pricing conditions.  In addition the reassignment of tree trimming crews to assist with the restoration efforts for the significant storm event during the last week of February 2010 led to an increase in year-over-year tree trimming expenses.  These 2010 costs do not include incremental costs from this major storm event, such as the costs of mutual aid crews and contractors from other areas and overtime costs for Central Hudson crews, which were deferred for future recovery from customers.  Central Hudson filed a petition with the PSC for approval and recovery on September 23, 2010.  On April 14, 2011 the Commission issued an Order authorizing deferral of $18.8 million of the incremental electric storm restoration expense.  Central Hudson recorded $0.8 million of storm costs from the February 2010 storm disallowed by the Commission in its April 14th Order in the first quarter of 2011.

Other Income

Other income and deductions for Central Hudson for the three months ended March 31, 2011, increased $0.9 million, compared to the same period in 2010 due to regulatory adjustments resulting from changes in interest costs on Central Hudson’s variable rate debt upon redemption of Series C and D notes in December 2010 with proceeds from the Series G medium-term notes.  In addition, an increase in regulatory carrying charges from customers related to the February 2010 storm event, MGP and pension costs contributed to the increase in other income.

Interest Charges

Central Hudson’s interest charges increased $0.9 million for the three months ended March 31, 2011 compared to the same period in 2010.  The increase is primarily the result of the higher interest rates associated with the $82.2 million medium-term notes issued in December 2010 compared to the $82.2 million variable rate series C and D notes that were retired in December 2010.  Additional increase in interest charges is due to an overall higher outstanding debt balance during the three months ended March 31, 2011 compared to the same period in 2010.

Income Taxes

Income taxes for Central Hudson decreased $3.2 million for the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to a decrease in pre-tax book income.

CH Energy Group

In addition to the impacts on Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended March 31,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$328,644	$299,973	$28,671	9.6%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	187,832	167,294	20,538	12.3%
Depreciation and amortization	10,716	9,690	1,026	10.6%
Other operating expenses	95,425	81,821	13,604	16.6%
Total Operating Expenses	293,973	258,805	35,168	13.6%
Operating Income	34,671	41,168	(6,497)	(15.8	) %
Other Income (Deductions), net	1,202	766	436	56.9%
Interest Charges	8,222	7,308	914	12.5%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	27,651	34,626	(6,975)	(20.1	) %
Income Taxes	10,644	14,062	(3,418)	(24.3	) %
Net income from continuing operations	17,007	20,564	(3,557)	(17.3	) %
Net income from discontinued operations, net of tax	182	151	31	(20.5	) %
Non-controlling interest in subsidiary	-	35	(35)	(100.0	) %
Dividends declared on Preferred Stock of subsidiary	242	242	-	-%
Net income attributable to CH Energy Group	$16,947	$20,438	$(3,491)	(17.1	) %

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions, changes in our customer base and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Three Months Ended March 31,		Increase / (Decrease) in			Three Months Ended March 31,		Increase / (Decrease) in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Heating Oil
Base company volume(2)	15,657	18,243	(2,586)	(14	) %	15,562	17,859	(2,297)	(13	) %
Acquisitions volume	352	-	352	-		351	-	351	-
Total Heating Oil	16,009	18,243	(2,234)	(12	) %	15,913	17,859	(1,946)	(11	) %

Motor Fuels
Base company volume(2)	10,044	10,574	(530)	(5	) %	10,044	10,574	(530)	(5	) %
Acquisitions volume	478	-	478	-		478	-	478	-
Total Motor Fuels	10,522	10,574	(52)	(0	) %	10,522	10,574	(52)	(0	) %

Propane and Other
Base company volume(2)	514	553	(39)	(7	) %	511	542	(31)	(6	) %
Total Propane and Other	514	553	(39)	(7	) %	511	542	(31)	(6	) %

Total
Base company volume(2)	26,215	29,370	(3,155)	(11	) %	26,117	28,975	(2,858)	(10	) %
Acquisitions volume	830	-	830	-		829	-	829	-
Total	27,045	29,370	(2,325)	(8	) %	26,946	28,975	(2,029)	(7	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company” excludes any impact from acquisitions made by Griffith in 2011.

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Three Months Ended March 31,
	2011		2010
	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil - Base Case	58%	58%	62%	62%
Heating Oil - Acquisitions	1%	1%	-%	-%
Motor Fuels - Base Case	37%	37%	36%	36%
Motor Fuels - Acquisitions	2%	2%	-%	-%
Propane and Other - Base Case	2%	2%	2%	2%
Total	100%	100%	100%	100%

Sales of petroleum products decreased 8% in the three months ended March 31, 2011 compared to the same period in 2010 due primarily to customer conservation in response to higher heating oil prices and weather that was 3% warmer in the three months ended March 31, 2011, compared to the same period in 2010, as measured by heating degree days.  Additionally, motor fuel volume decreased due to the loss of one major fueling customer.

Gross Profit

A breakdown of Griffith's gross profit by product and service line for the three months ended March 31, 2011 and 2010 illustrated below (Dollars in Thousands):

	Three Months Ended March 31,
Product and Service Line	2011		2010
Heating oil - Base Case	$12,860	65%	$14,003	69%
Heating oil - Acquisitions	209	1%	-	-%
Motor fuels - Base Case	2,293	11%	2,343	11%
Motor fuels - Acquisitions	138	1%	-	-%
Other fuels - Base Case	716	4%	780	4%
Service and installations - Base Case	2,930	15%	2,969	15%
Service and installations - Acquisitions	22	-%	-	-%
Other - Base Case	645	3%	264	1%
Other - Acquisitions	5	-%	-	-%
Total	$19,818	100%	$20,359	100%

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2011	2010	(Decrease)
Base Company
Heating Oil(1)	$56,524	$53,109	$3,415
Heating Oil - Acquisitions	1,203	-	1,203
Motor Fuels(1)	31,036	25,175	5,861
Motor Fuels - Acquisitions	1,545	-	1,545
Other(1)	2,319	1,876	443
Other - Acquisitions	5	-	5
Service Revenues(1)	4,250	4,307	(57)
Service Revenues - Acquisitions	37	-	37
Total Base Company	$96,919	$84,467	$12,452

(1)	These line items exclude the impact of acquisitions made by Griffith in 2011 and 2010 for the analysis which compares the three months ended March 31, 2011 to 2010.

Revenues, net of the effect of weather hedging contracts increased in the three months ended March 31, 2011 compared to the same period in 2010, due primarily to an increase in wholesale prices partially offset by a decline in sales volume.

Operating Expenses

For the three months ended March 31, 2011, operating expenses, increased $12.3 million, or 16%, from $77.1 million in 2010 to $89.4 million in 2011.  The cost of petroleum products increased $13 million, or 21%, due to higher wholesale market prices.

Other operating expenses, decreased $0.7 million for the three months ended March 31, 2011 when compared to the same period in 2010 due primarily to the effect of cost cutting measures initiated in the fourth quarter of 2010 and lower costs associated with the reduced volumes delivered in 2011 compared to 2010.

Other Businesses and Investments

Revenues and Operating Expenses

Revenue and operating expenses of other businesses and investments include the results of operations of CH-Greentree, CH-Auburn and CH Shirley Wind and are included in the Consolidated Financial Statements of CH Energy Group.  Results for the three months ended March 31, 2011 compared to the same period in 2010 reflect an increase in operating revenues of $1.2 million and an increase in operating expenses of $0.7 million.  The increase in revenues and operating expenses primarily relates to CH Shirley Wind, which began commercial operation in December 2010.   For the three months ended March 31, 2011 compared to the same period in 2010, CH Shirley Wind revenue increased $1.1 million and operating expenses increased $0.6 million.

Revenues and operating expenses associated with Lyonsdale which are included in the discontinued operations section in the Consolidated Financial Statements of CH Energy Group decreased in 2011 compared to the same period in 2010.  Lyonsdale revenue decreased $0.9 million and operating expenses decreased $0.3 million for the three months ended March 31, 2011 compared to the same period in 2010 due to a lower capacity factor caused by unplanned outages.

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) for the three months ended March 31, 2011 decreased by $0.6 million compared to the same period in 2010.  The decrease in other income and deductions is primarily the result of the costs associated with the divestiture of Lyonsdale in 2011 partially offset by a decrease in business development costs for the three months ended March 31, 2011 compared to the same period in 2010.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group decreased $3.4 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a decrease in pre-tax book income.

CAPITAL RESOURCES AND LIQUIDITY

The growth of CH Energy Group's retained earnings in the three months ended March 31, 2011, contributed to the increase in the book value per share of its Common Stock from $34.03 at December 31, 2010, to $34.39 at March 31, 2011.  Common equity comprised 49.8% of total capital (including short-term debt) at March 31, 2011, a decrease from 50.6% at December 31, 2010.  Book value per share at March 31, 2010 was $34.51 and the common equity ratio was 50.2%.

Cash Flow Summary - CH Energy Group and Central Hudson

Changes in CH Energy Group’s and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	CH Energy Group		Central Hudson
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Net Cash Provided By/(Used In):
Operating Activities	$29.7	$(14.0)	$43.0	$(1.5)
Investing Activities	(21.6)	(13.1)	(16.6)	(13.4)
Financing Activities	(1.0)	21.2	(11.5)	29.7
Cash Included in Current Assets Held for Sale	(0.6)	-	-	-
Net change for the period	6.5	(5.9)	14.9	14.8
Balance at beginning of period	29.4	73.4	9.6	4.8
Balance at end of period	$35.9	$67.5	$24.5	$19.6

Central Hudson’s cash and cash equivalents increased by $14.9 million and $14.8 million for the three months ended March 31, 2011 and 2010, respectively.  CH Energy Group’s cash and cash equivalents increased $6.5 million and decreased $5.9 million for the three months ended March 31, 2011 and 2010, respectively.

Central Hudson’s net cash provided by (used in) operations was $43.0 million and ($1.5) million for the three months ended March 31, 2011 and 2010, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs in the first quarter of 2011. In 2010, excluding the contributions to Central Hudson’s pension and OPEB plans which totaled $30.7 million for the three months ended March 31, 2010; cash provided by sales also exceeded the period’s expenses and working capital needs.  Central Hudson contributed $8.2 million to its pension plan during the first quarter of 2011.  Recovery of previously deferred electric and natural gas costs and lower wholesale prices during the three months ended March 31, 2011, contributed to the increase in cash provided by operating activities.  In addition, net cash provided by operating activities at CH Energy Group was negatively impacted during the three months ended March 31, 2011 due to an increase in Griffith's customer accounts receivables.

Central Hudson’s net cash used in investing activities of $16.6 million and $13.4 million in the three months ended March 31, 2011 and 2010, respectively, was primarily for investments in Central Hudson’s electric and natural gas transmission and distribution systems.  Additional investments in Shirley Wind and acquisitions made by Griffith in the three months ended March 31, 2011 contributed to the additional net cash used in investing activities of CH Energy Group.

Central Hudson’s net cash (used in) provided by financing activities was ($11.5) million and $29.7 million, respectively, for the three months ended March 31, 2011 and 2010.  During 2011, Central Hudson paid dividends of $11.0 million to parent CH Energy Group.  No dividends were paid to parent during the three months ended March 31, 2010.  For the three months ended March 31, 2010, Central Hudson’s short-term borrowings were used primarily to supplement working capital.  In addition, CH Energy Group's financing activities were impacted by $16.5 million of short-term borrowings partially reduced by $8.5 million for shares repurchased and returned to treasury shares in the three months ended March 31, 2011.

Capitalization – Issuance of Treasury Stock

Performance shares granted January 24, 2008 and shown as outstanding as of March 31, 2011 are expected to be paid out in May 2011.  Additionally, due to the retirement of one of Central Hudson's executive officers on January 1, 2011, a pro-rated number of shares under the January 26, 2009 and February 8, 2010 grants are expected to be paid to this individual in July 2011.

For further information regarding the above equity compensation, see Note 11 - “Equity Based Compensation” of this Quarterly Report on Form 10-Q.

Contractual Obligations

Other contractual obligations and commitments of CH Energy Group are disclosed in Note 12 – “Commitments and Contingencies” of this Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, the discount rate, expected return on plan assets, legislative requirements, regulatory considerations, and available corporate resources.  The amount of the Retirement Plan’s liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Funding for the Retirement Plan totaled $8.0 million and $30.0 million for the three months ended March 31, 2011 and 2010, respectively. On April 7, 2011, Central Hudson contributed an additional $8.0 million to the Retirement Plan. Central Hudson expects to contribute approximately $16.0 million to the Retirement Plan in the remaining period in 2011.

There were no employer contributions for OPEB plans for the three months ended March 31, 2011 and $0.5 million during the three months ended March 31, 2010, respectively.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, regulatory considerations and corporate resources. On April 7, 2011, Central Hudson contributed $1.2 million to the OPEB plan. No additional funding of the plan is expected for the remainder of 2011.

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

Financing Program

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  Significant capacity is available on CH Energy Group’s and Central Hudson’s committed credit facilities.  Central Hudson’s investment-grade credit ratings help facilitate access to long-term debt.  However, Management can make no assurance in regards to the continued availability of financing or the terms and costs.  With the exception of the use of treasury shares for several restricted share grants, for satisfaction of the Company stock match under Central Hudson’s Savings Incentive Plan and performance share awards earned, no equity issuance is currently planned for 2011.

At March 31, 2011, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

Outstanding Balances
(In Thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010
CH Energy Group Holding Company:
Current maturities of long-term debt at Holding Company	$941	$941	$-
$150 million revolving credit facility at Holding Company	16,500	-	-

Central Hudson:
Current maturities of long-term debt	36,000	-	24,000
$125 million revolving credit facility	-	-	30,000

CH Energy Group Consolidated:
Current maturities of long-term debt at Holding Company and Central Hudson	36,941	941	24,000
$150 million revolving credit facility at Holding Company, $125 million at Central Hudson	-	-	30,000

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

NYSERDA

Central Hudson’s Series B NYSERDA Bonds total $33.7 million at March 31, 2011.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and do not have any impact on earnings.

To mitigate the potential cash flow impact of unexpected increases in short-term interest rates, Central Hudson purchases interest rate caps based on an index of short-term tax-exempt debt.  Two of the rate caps were one-year in length with notional amounts that were aligned to the Series C and Series D NYSERDA Bonds which were redeemed in 2010.  These caps expired on April 1, 2011.  The third rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2012.  The caps are based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.

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

REGULATORY MATTERS – PSC PROCEEDINGS

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of a Plan for Deferred Accounting for Future Recovery with Carrying Charges of Three Items and Funding These and Certain Other Deferrals through Balance Sheet Offsets
(Case 10-M-0473)

Background:  On September 23, 2010, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $19.4 million incremental electric storm restoration expense, $2.6 million incremental electric bad debt write-off expense, $1.9 million incremental electric property tax expense and $0.7 million incremental gas property tax expense above the respective rate allowances during the twelve months ended June 30, 2010.  In December 2010, Central Hudson provided an update and amended the incremental storm expense deferral request to $19.7 million.  The petition also requested approval for recovery via offsets of the foregoing against significant tax refunds resulting from a change in the way Central Hudson treats certain capital expenditures for tax purposes.  Additional offsets against other deferred items, notably including MGP site investigation and remediation costs were also included in the petition given the size of the tax refunds.  On April 14, 2011, the Commission issued an Order authorizing deferral of $18.8 million (denial of $0.8 million) of the incremental electric storm restoration expense and the $2.6 million of incremental bad debt expense and denying deferral of the Company’s $2.6 million of incremental electric and gas property tax expense.  The PSC also approved the ratemaking treatment proposed by the Company in its filing and the offsets have been recorded as of March 31, 2011.  Central Hudson expects to file a petition for reconsideration and rehearing on the PSC’s April 14, 2011 Order.  The petition will seek rehearing for reconsideration and recovery of a portion of certain costs denied by the Commission for deferral accounting treatment proposed by the Company in its September 23, 2010 petition filing related to the incremental electric storm restoration expense.  Central Hudson cannot predict the final outcome of this proceeding.

Management Audit
(Case 09-M-07674 – Comprehensive Management Audit of Central Hudson Gas & Electric Business)

Background:  In February 2010, the PSC selected NorthStar Consulting Group (“NorthStar”) as the independent third-party consultant to conduct a comprehensive management audit of Central Hudson’s construction planning processes and operational efficiencies of its electric and gas businesses.  The PSC is allowed to audit New York utilities every five years.  Audit work officially commenced on March 24, 2010.  In October 2010, the audit scope was expanded to examine affiliate transactions and accounting.  A final report to the PSC of NorthStar’s findings and recommendations was completed February 28, 2011.  On March 25, 2011, Central Hudson filed its audit comment letter with the PSC.  Management anticipates that the audit will be addressed at the May 14th PSC session.  No prediction can be made regarding the outcome of the matter at this time however, any recommendations will require a corresponding implementation plan for improvement as well as progress updates in future quarterly filings.

SIR Proceeding
(Case 11-M-0034 – Proceeding on Motion of the Commission to Commence a Review and Evaluation of the Treatment of the States’ Regulated Utilities’ Site Investigation and Remediation (“SIR”) Costs)

Background:  In February 2011, the PSC initiated a proceeding to review and evaluate the treatment of MGP SIR costs.  The proceeding has begun with a data gathering phase from all utilities on the history of sites and efforts and also to address cost control issues, allocation of responsibility and alternate rate treatments.  The Commission has expressed a strong interest in having this proceeding move forward expeditiously and requiring that recommendations on these issues be presented for its determination before the end of the year.  No prediction can be made regarding the outcome of the matter at this time.

During the first quarter of 2011, there has been no significant activity related to the following proceedings:

•	Renewable Portfolio Standard
•	American Recovery and Reinvestment Act of 2009
•	Energy Efficiency Programs and System Benefit Charge Collections

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A of the Corporations’ 10-K Annual Report for a discussion of market risk.  The practices employed by CH Energy Group and Central Hudson to mitigate these risks - which were discussed in the Corporations’ 10-K Annual Report - continue to operate effectively.  For related discussion on this activity, see, in the Financial Statements of the Corporations’ 10-K Annual Report, Note 14 – “Accounting for Derivative Instruments and Hedging Activities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity,” and Note 9 – “Capitalization - Long-Term Debt” and Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Financing Program” of this Quarterly Report on Form 10-Q.

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended March 31, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
January 1-31, 2011	112,114	$49.34	106,400	1,864,038
February 1-28, 2011	66,383	$49.45	66,383	1,797,655
March 1-31, 2011	-	$-	-	1,797,655
Total	178,497	$49.38	172,783	1,797,655

(1)
Includes the repurchase of shares through the Company's authorized stock repurchase program as well as shares surrendered to CH Energy Group in satisfaction of tax withholdings on the vesting of restricted shares and stock options.

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
Kimberly J. Wright
Controller

Dated: May 6, 2011

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. (Regulation S-K Item 601 Designation)	Exhibit Description
12.1	CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

12.2	Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

31.1.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.1.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

31.2.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1.1	Section 1350 Certification by Mr. Lant.

32.1.2	Section 1350 Certification by Mr. Capone.

32.2.1	Section 1350 Certification by Mr. Lant.

32.2.2	Section 1350 Certification by Mr. Capone.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.