Form 10-Q
period 2011-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2011-08-09
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

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

As of the close of business on July 29, 2011 (i) CH Energy Group, Inc. had outstanding 15,430,844 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH Energy Group, Inc.	PAGE
Consolidated Statement of Income –
Three and Six Months Ended June 30, 2011 and 2010	1

Consolidated Statement of Comprehensive Income –
Three and Six Months Ended June 30, 2011 and 2010	2

Consolidated Statement of Cash Flows –
Six Months Ended June 30, 2011 and 2010	3

Consolidated Balance Sheet –
June 30, 2011, December 31, 2010 and June 30, 2010	4

Consolidated Statement of Equity –
Six Months Ended June 30, 2011 and 2010	6

Central Hudson Gas & Electric Corporation
Statement of Income –
Three and Six Months Ended June 30, 2011 and 2010	7

Statement of Comprehensive Income –
Three and Six Months Ended June 30, 2011 and 2010	7

Statement of Cash Flows –
Six Months Ended June 30, 2011 and 2010	8

Balance Sheet –
June 30, 2011, December 31, 2010 and June 30, 2010	9

Statement of Equity –
Six Months Ended June 30, 2011 and 2010	11

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	12

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues
Electric	$114,235	$125,096	$268,805	$271,058
Natural gas	33,997	32,461	109,479	101,548
Competitive business subsidiaries:
Petroleum products	54,029	37,178	146,661	117,337
Other	5,391	5,503	10,261	10,267
Total Operating Revenues	207,652	200,238	535,206	500,210
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	37,795	52,649	108,063	119,524
Purchased natural gas	15,290	14,754	57,088	52,402
Purchased petroleum	48,228	32,313	123,994	95,084
Other expenses of operation - regulated activities	56,747	50,191	125,980	107,894
Other expenses of operation - competitive business subsidiaries	11,476	11,049	24,171	24,351
Depreciation and amortization	10,295	9,719	20,574	19,409
Taxes, other than income tax	11,626	10,579	24,927	21,383
Total Operating Expenses	191,457	181,254	484,797	440,047
Operating Income	16,195	18,984	50,409	60,163
Other Income and Deductions
Income from unconsolidated affiliates	155	(532)	619	(298)
Interest on regulatory assets and other interest income	1,581	1,508	3,447	2,635
Regulatory adjustments for interest costs	330	(107)	713	(248)
Business development costs	(263)	(499)	(498)	(802)
Other - net	(474)	154	(1,049)	(33)
Total Other Income (Deductions)	1,329	524	3,232	1,254
Interest Charges
Interest on long-term debt	6,730	5,649	13,470	11,257
Interest on regulatory liabilities and other interest	1,534	1,488	3,015	3,151
Total Interest Charges	8,264	7,137	16,485	14,408

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	9,260	12,371	37,156	47,009
Income Taxes	2,990	4,599	13,665	18,631
Net Income from Continuing Operations	6,270	7,772	23,491	28,378

Discontinued Operations
Income (loss) from discontinued operations before tax	(28)	(1,762)	366	(1,652)
Loss from sale of discontinued operations	(92)	-	(543)	-
Income tax benefit from discontinued operations	(47)	(578)	(73)	(577)
Net loss from Discontinued Operations	(73)	(1,184)	(104)	(1,075)

Net Income	6,197	6,588	23,387	27,303

Net loss attributable to non-controlling interest:
Non-controlling interest in subsidiary	-	(419)	-	(385)
Dividends declared on Preferred Stock of subsidiary	242	242	485	485
Net income attributable to CH Energy Group	5,955	6,765	22,902	27,203

Dividends declared on Common Stock	8,331	8,545	16,758	17,084
Change in Retained Earnings	$(2,376)	$(1,780)	$6,144	$10,119

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT'D) (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common Stock:
Average shares outstanding - Basic	15,476	15,782	15,560	15,780
Average shares outstanding - Diluted	15,674	15,920	15,758	15,918

Income from continuing operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.39	$0.50	$1.48	$1.79
Earnings per share - Diluted	$0.38	$0.50	$1.46	$1.78

Loss from discontinued operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$(0.01)	$(0.07)	$(0.01)	$(0.07)
Earnings per share - Diluted	$-	$(0.08)	$-	$(0.07)

Amounts attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.38	$0.43	$1.47	$1.72
Earnings per share - Diluted	$0.38	$0.42	$1.46	$1.71
Dividends Declared Per Share	$0.54	$0.54	$1.08	$1.08

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$6,197	$6,588	$23,387	$27,303

Other Comprehensive Income:
Fair value of cash flow hedges:
Unrealized (loss)/gains - net of tax of $0 and $0 in 2011 and ($9) and ($13) in 2010, respectively	-	13	-	18
Reclassification for gains realized in net income - net of tax of $0 and $0 in 2011 and $11 and $35 in 2010, respectively	-	(16)	-	(52)
Net unrealized gains/(losses) recorded from investments held by equity method investees - net of tax of $0 and $27 in 2011 and $0 and ($71) in 2010, respectively	-	-	(41)	107

Other comprehensive (loss) income	-	(3)	(41)	73

Comprehensive Income	6,197	6,585	23,346	27,376

Comprehensive income attributable to non-controlling interest	242	(177)	485	100

Comprehensive income attributable to CH Energy Group	$5,955	$6,762	$22,861	$27,276

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income	$23,387	$27,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,271	18,015
Amortization	2,098	1,866
Deferred income taxes - net	12,575	24,282
Bad debt expense	4,093	420
Distributed (undistributed) equity in earnings of unconsolidated affiliates	(619)	602
Pension expense	14,866	16,030
Other post-employment benefits ("OPEB") expense	3,586	3,729
Regulatory liability - rate moderation	(6,166)	(9,948)
Revenue decoupling mechanism recorded	5,030	(1,362)
Regulatory asset amortization	2,882	2,825
Loss on sale of assets	543	15
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	6,433	11,232
Fuel, materials and supplies	4,246	2,435
Special deposits and prepayments	5,334	1,351
Income and other taxes	(1,921)	(9,055)
Accounts payable	(13,982)	(6,165)
Accrued interest	982	102
Customer advances	(6,219)	(7,499)
Pension plan contribution	(32,328)	(31,673)
OPEB contribution	(1,184)	(3,750)
Revenue decoupling mechanism collected	2,541	2,434
Regulatory asset - storm deferral	-	(16,673)
Regulatory asset - manufactured gas plant ("MGP") site remediation	2,937	(7,858)
Regulatory asset - Temporary State Assessment	2,452	482
Deferred natural gas and electric costs	23,797	3,959
Other - net	893	(805)
Net cash provided by operating activities	75,527	22,294

Investing Activities:
Proceeds from sale of assets	6,834	58
Additions to utility and other property and plant	(39,509)	(34,693)
Acquisitions made by competitive business subsidiaries	(1,961)	-
Other - net	(1,765)	(2,703)
Net cash used in investing activities	(36,401)	(37,338)

Financing Activities:
Redemption of long-term debt	(463)	-
Borrowings of short-term debt - net	12,000	3,000
Dividends paid on Common Stock	(16,958)	(17,074)
Dividends paid on Preferred Stock of subsidiary	(485)	(485)
Shares repurchased	(18,612)	-
Other - net	(233)	(101)
Net cash used in financing activities	(24,751)	(14,660)
Cash Included in Net Current Assets Held for Sale	(1,602)	-
Net Change in Cash and Cash Equivalents	12,773	(29,704)
Cash and Cash Equivalents at Beginning of Period	29,420	73,436
Cash and Cash Equivalents at End of Period	$42,193	$43,732

Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,086	$11,517
Federal and state taxes paid	$8,159	$14,445
Additions to plant included in liabilities	$3,186	$2,964
Regulatory asset - storm deferral costs in liabilities	$-	$2,770

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010
ASSETS
Utility Plant
Electric	$981,711	$963,261	$934,309
Natural gas	298,998	292,358	286,016
Common	141,480	142,255	141,940
Gross Utility Plant	1,422,189	1,397,874	1,362,265

Less: Accumulated depreciation	380,191	395,776	387,556
Net	1,041,998	1,002,098	974,709

Construction work in progress	54,693	52,607	54,176
Net Utility Plant	1,096,691	1,054,705	1,028,885

Non-Utility Property & Plant
Griffith non-utility property & plant	30,363	29,881	28,492
Other non-utility property & plant	10,532	64,059	39,631
Gross Non-Utility Property & Plant	40,895	93,940	68,123

Less: Accumulated depreciation - Griffith	21,222	20,519	19,586
Less: Accumulated depreciation - other	1,446	5,108	4,165
Net Non-Utility Property & Plant	18,227	68,313	44,372

Current Assets
Cash and cash equivalents	42,193	29,420	43,732
Accounts receivable from customers - net of allowance for doubtful accounts of $6.8 million, $6.7 million and $7.6 million, respectively	90,991	99,402	83,192
Accrued unbilled utility revenues	10,130	16,233	9,132
Other receivables	6,982	8,006	7,619
Fuel, materials and supplies	20,462	25,447	22,406
Regulatory assets	35,369	96,491	68,881
Income tax receivable	2,745	2,802	10,918
Fair value of derivative instruments	62	146	1,138
Special deposits and prepayments	17,293	22,869	19,987
Assets held for sale	47,512	-	-
Accumulated deferred income tax	17,781	-	1,269
Total Current Assets	291,520	300,816	268,274

Deferred Charges and Other Assets
Regulatory assets - pension plan	127,401	142,647	151,589
Regulatory assets - other	89,339	83,678	101,944
Goodwill	36,455	35,940	35,651
Other intangible assets - net	13,094	12,867	13,678
Unamortized debt expense	4,735	4,774	5,000
Investments in unconsolidated affiliates	6,684	6,681	8,136
Other investments	14,802	12,883	12,035
Other	5,364	5,971	16,139
Total Deferred Charges and Other Assets	297,874	305,441	344,172
Total Assets	$1,704,312	$1,729,275	$1,685,703

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 15,428,451 shares, 15,799,262 shares and 15,823,371 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	350,405	350,360	350,311
Retained earnings	236,486	230,342	236,118
Treasury stock - 1,433,636 shares, 1,062,825 shares and 1,038,716 shares, respectively	(63,781)	(44,887)	(43,668)
Accumulated other comprehensive income	418	459	257
Capital stock expense	(328)	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	524,886	537,632	544,376
Non-controlling interest in subsidiary	-	172	1,000
Total Equity	524,886	537,804	545,376
Preferred Stock of subsidiary	21,027	21,027	21,027
Long-term debt	466,466	502,959	463,899
Total Capitalization	1,012,379	1,061,790	1,030,302
Current Liabilities
Current maturities of long-term debt	36,973	941	24,000
Notes payable	12,000	-	3,000
Accounts payable	41,450	57,059	40,732
Accrued interest	7,380	6,398	6,169
Dividends payable	8,574	8,774	8,787
Accrued vacation and payroll	6,660	6,663	6,939
Customer advances	13,090	19,309	14,951
Customer deposits	6,926	7,727	8,512
Regulatory liabilities	13,456	18,596	19,592
Fair value of derivative instruments	11,096	13,183	24,729
Accrued environmental remediation costs	3,687	2,233	8,398
Deferred revenues	3,625	4,650	3,631
Liabilities held for sale	474	-	-
Accumulated deferred income tax	-	6,052	-
Other	13,339	18,961	13,892
Total Current Liabilities	178,730	170,546	183,332
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	10,494	6,976	3,696
Regulatory liabilities - other	110,267	99,793	88,086
Operating reserves	2,689	3,187	4,413
Fair value of derivative instruments	5,259	11,698	-
Accrued environmental remediation costs	12,045	4,312	4,747
Accrued OPEB costs	45,698	45,367	44,879
Accrued pension costs	74,438	102,555	125,912
Tax reserve	10,934	11,486	-
Other	16,851	16,967	13,726
Total Deferred Credits and Other Liabilities	288,675	302,341	285,459
Accumulated Deferred Income Tax	224,528	194,598	186,610
Commitments and Contingencies
Total Capitalization and Liabilities	$1,704,312	$1,729,275	$1,685,703

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2009	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887
Comprehensive income:
Net income							27,688		(385)	27,303
Dividends declared on Preferred Stock of subsidiary							(485)			(485)
Change in fair value:
Derivative instruments								18		18
Investments								107		107
Reclassification adjustments for gains recognized in net income								(52)		(52)
Dividends declared on common stock							(17,084)			(17,084)
Treasury shares activity - net			18,809	738	(56)					682
Balance at June 30, 2010	16,862,087	$1,686	(1,038,716)	$(43,668)	$350,311	$(328)	$236,118	$257	$1,000	$545,376

Balance at December 31, 2010	16,862,087	$1,686	(1,062,825)	$(44,887)	$350,360	$(328)	$230,342	$459	$172	$537,804
Comprehensive income:
Net income							23,387			23,387
Dividends declared on Preferred Stock of subsidiary							(485)			(485)
Reclassification to liabilities held for sale									(172)	(172)
Change in fair value:
Investments								(41)		(41)
Dividends declared on common stock							(16,758)			(16,758)
Treasury shares activity - net			(370,811)	(18,894)	45					(18,849)
Balance at June 30, 2011	16,862,087	$1,686	(1,433,636)	$(63,781)	$350,405	$(328)	$236,486	$418	$-	$524,886

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues
Electric	$114,235	$125,096	$268,805	$271,058
Natural gas	33,997	32,461	109,479	101,548
Total Operating Revenues	148,232	157,557	378,284	372,606

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	37,795	52,649	108,063	119,523
Purchased natural gas	15,290	14,754	57,088	52,402
Other expenses of operation	56,747	50,191	125,980	107,894
Depreciation and amortization	8,960	8,422	17,881	16,836
Taxes, other than income tax	11,403	10,462	24,659	21,113
Total Operating Expenses	130,195	136,478	333,671	317,768

Operating Income	18,037	21,079	44,613	54,838

Other Income and Deductions
Interest on regulatory assets and other interest income	1,571	1,508	3,437	2,633
Regulatory adjustments for interest costs	330	(107)	713	(248)
Other - net	(400)	144	(963)	(38)
Total Other Income	1,501	1,545	3,187	2,347

Interest Charges
Interest on long-term debt	5,892	4,813	11,797	9,586
Interest on regulatory liabilities and other interest	1,520	1,488	2,988	3,151
Total Interest Charges	7,412	6,301	14,785	12,737

Income Before Income Taxes	12,126	16,323	33,015	44,448

Income Taxes	4,755	6,334	13,004	17,814

Net Income	7,371	9,989	20,011	26,634

Dividends Declared on Cumulative Preferred Stock	242	242	485	485

Income Available for Common Stock	$7,129	$9,747	$19,526	$26,149

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$7,371	$9,989	$20,011	$26,634
Other Comprehensive Income	-	-	-	-
Comprehensive Income	$7,371	$9,989	$20,011	$26,634

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income	$20,011	$26,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,977	16,105
Amortization	904	731
Deferred income taxes - net	12,472	22,081
Bad debt expense	3,346	70
Pension expense	14,866	16,030
OPEB expense	3,586	3,729
Regulatory liability - rate moderation	(6,166)	(9,948)
Revenue decoupling mechanism recorded	5,030	(1,362)
Regulatory asset amortization	2,882	2,825
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	10,366	7,719
Fuel, materials and supplies	1,894	1,628
Special deposits and prepayments	4,090	2,652
Income and other taxes	(1,179)	(4,363)
Accounts payable	(5,808)	(1,086)
Accrued interest	980	103
Customer advances	(6,064)	(5,665)
Pension plan contribution	(32,328)	(31,673)
OPEB contribution	(1,184)	(3,750)
Revenue decoupling mechanism collected	2,541	2,434
Regulatory asset - storm deferral	-	(16,673)
Regulatory asset - MGP site remediation	2,937	(7,858)
Regulatory asset - Temporary State Assessment	2,452	482
Deferred natural gas and electric costs	23,797	3,959
Other - net	5,679	2,798
Net cash provided by operating activities	82,081	27,602

Investing Activities:
Additions to utility plant	(35,734)	(31,402)
Other - net	(2,255)	(2,811)
Net cash used in investing activities	(37,989)	(34,213)

Financing Activities:
Borrowings (repayments) of short-term debt - net	-	3,000
Dividends paid to parent - CH Energy Group	(22,000)	-
Dividends paid on cumulative Preferred Stock	(485)	(485)
Other - net	(233)	(101)
Net cash (used in) provided by financing activities	(22,718)	2,414

Net Change in Cash and Cash Equivalents	21,374	(4,197)
Cash and Cash Equivalents - Beginning of Period	9,622	4,784
Cash and Cash Equivalents - End of Period	$30,996	$587

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,376	$9,779
Federal and state taxes paid	$7,827	$8,910
Additions to plant included in liabilities	$2,956	$2,936
Regulatory asset - storm deferral costs in liabilities	$-	$2,770

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010
ASSETS
Utility Plant
Electric	$981,711	$963,261	$934,309
Natural gas	298,998	292,358	286,016
Common	141,480	142,255	141,940
Gross Utility Plant	1,422,189	1,397,874	1,362,265

Less: Accumulated depreciation	380,191	395,776	387,556
Net	1,041,998	1,002,098	974,709

Construction work in progress	54,693	52,607	54,176
Net Utility Plant	1,096,691	1,054,705	1,028,885

Non-Utility Property and Plant	681	681	681
Less: Accumulated depreciation	35	35	34
Net Non-Utility Property and Plant	646	646	647

Current Assets
Cash and cash equivalents	30,996	9,622	587
Accounts receivable from customers - net of allowance for doubtful accounts of $5.2 million, $5.3 million and $5.8 million, respectively	61,434	67,185	60,492
Accrued unbilled utility revenues	10,130	16,233	9,132
Other receivables	4,317	10,328	4,397
Fuel, materials and supplies - at average cost	18,133	20,027	19,677
Regulatory assets	35,369	96,491	68,881
Income tax receivable	-	-	15,069
Fair value of derivative instruments	62	34	1,110
Special deposits and prepayments	13,146	17,184	15,700
Accumulated deferred income tax	11,575	-	-
Total Current Assets	185,162	237,104	195,045

Deferred Charges and Other Assets
Regulatory assets - pension plan	127,401	142,647	151,589
Regulatory assets - other	89,339	83,678	101,944
Unamortized debt expense	4,735	4,774	5,000
Other investments	14,372	12,511	11,735
Other	1,720	3,009	2,936
Total Deferred Charges and Other Assets	237,567	246,619	273,204

Total Assets	$1,520,066	$1,539,074	$1,497,781

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	199,980	199,980	199,980
Retained earnings	162,424	164,898	176,899
Capital stock expense	(4,961)	(4,961)	(4,961)
Total Equity	441,754	444,228	456,229

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	417,902	453,900	413,899
Total Capitalization	880,683	919,155	891,155

Current Liabilities
Current maturities of long-term debt	36,000	-	24,000
Notes payable	-	-	3,000
Accounts payable	36,276	43,452	35,271
Accrued interest	6,948	5,967	5,740
Dividends payable - Preferred Stock	242	242	242
Accrued vacation and payroll	5,318	5,484	5,121
Customer advances	7,689	13,753	9,337
Customer deposits	6,859	7,654	8,445
Regulatory liabilities	13,456	18,596	19,592
Fair value of derivative instruments	11,096	13,183	24,729
Accrued environmental remediation costs	2,387	1,396	8,102
Accrued income taxes	912	113	-
Accumulated deferred income tax	-	9,439	1,078
Other	10,139	13,275	8,588
Total Current Liabilities	137,322	132,554	153,245

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	10,494	6,976	3,696
Regulatory liabilities - other	110,267	99,793	88,086
Operating reserves	1,841	2,068	3,162
Fair value of derivative instruments	5,259	11,698	-
Accrued environmental remediation costs	10,784	1,849	1,546
Accrued OPEB costs	45,698	45,367	44,879
Accrued pension costs	74,438	102,555	125,912
Tax reserve	10,934	11,486	-
Other	15,900	16,109	12,893
Total Deferred Credits and Other Liabilities	285,615	297,901	280,174

Accumulated Deferred Income Tax	216,446	189,464	173,207

Commitments and Contingencies

Total Capitalization and Liabilities	$1,520,066	$1,539,074	$1,497,781

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080
Net income							26,634		26,634
Dividends declared:
On cumulative Preferred Stock							(485)		(485)
Balance at June 30, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$176,899	$-	$456,229

Balance at December 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$164,898	$-	$444,228
Net income							20,011		20,011
Dividends declared:
On cumulative Preferred Stock							(485)		(485)
On Common Stock to parent - CH Energy Group							(22,000)		(22,000)
Balance at March 31, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$162,424	$-	$441,754

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”).  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”).  Operating results of CHEC include its wholly owned subsidiaries, Griffith Energy Services, Inc. (“Griffith”), CH-Auburn Energy, LLC (“CH-Auburn”), CH-Greentree, LLC (“CH-Greentree”), CH Shirley Wind, LLC (“CH Shirley Wind”), CH-Lyonsdale, LLC (“CH-Lyonsdale”) and Lyonsdale Biomass, LLC (“Lyonsdale”) prior to the sale of Lyonsdale effective on May 1, 2011, and its majority owned subsidiary Shirley Wind (Delaware), LLC (“Shirley Delaware”).  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Shirley Delaware for 2011 and 2010 and Lyonsdale for 2010 prior to the purchase of the minority owner’s interest on October 1, 2010.  On May 24, 2011, Shirley Delaware entered into an agreement to sell Shirley Wind, LLC.  Accordingly, the assets and liabilities of Shirley Wind are presented separately as held for sale in the CH Energy Group consolidated balance sheet.  Inter-company balances and transactions have been eliminated in consolidation.  See Note 5 – “Acquisitions, Divestitures and Investments” for further information.

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

CH Energy Group’s and Central Hudson’s balance sheet as of June 30, 2010 is not required to be included in this Quarterly Report on Form 10-Q; however, this balance sheet is included for supplemental analysis purposes.

Reclassification

Certain amounts in the 2010 Financial Statements have been reclassified to conform to the 2011 presentation.  For more information regarding reclassification of discontinued operations and assets held for sale, see Note 5 – “Acquisition, Divestitures and Investments.”

Consolidation of Variable Interest Entities

CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any variable interest entities which were not consolidated.

Revenue Recognition

CH Energy Group’s deferred revenue balances as of June 30, 2011, December 31, 2010 and June 30, 2010 were $3.6 million, $4.7 million and $3.6 million, respectively.  The deferred revenue balance will be recognized in CH Energy Group’s operating revenues over the 12-month term of the respective customer contract.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials & Supplies

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group
	June 30,	December 31,	June 30,
	2011	2010	2010
Natural gas	$8,436	$10,803	$9,786
Petroleum products and propane	1,495	3,831	1,515
Fuel used in electric generation	263	820	826
Materials and supplies	10,268	9,993	10,279
Total	$20,462	$25,447	$22,406

Central Hudson
	June 30,	December 31,	June 30,
	2011	2010	2010
Natural gas	$8,436	$10,803	$9,786
Petroleum products and propane	519	519	525
Fuel used in electric generation	263	271	293
Materials and supplies	8,915	8,434	9,073
Total	$18,133	$20,027	$19,677

Depreciation and Amortization

Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  These depreciation rates include a charge for the cost of future removal and retirement of fixed assets.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $53.0 million, $46.9 million, and $46.6 million of cost of removal as regulatory liabilities as of June 30, 2011, December 31, 2010, and June 30, 2010, respectively.  This liability represents the portion of the cost of removal charge in excess of the amount reported as an Asset Retirement Obligation under GAAP.

See Note 6 - “Goodwill and Other Intangible Assets” for further discussion of amortization of intangibles (other than goodwill).

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group’s Common Stock, earnings for CH Energy Group are reduced by the Preferred Stock dividends of Central Hudson.

The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares are as follows (In Shares):

Three Months Ended		Six Months Ended
June 30,		June 30,
2011	2010	2011	2010
198,077	137,793	197,589	137,793

Certain stock options are excluded from the calculation of diluted earnings per share because the exercise price of those options were greater than the average market price per share of Common Stock.  Options excluded are as follows (In Shares):

Three Months Ended		Six Months Ended
June 30,		June 30,
2011	2010	2011	2010
-	35,980	-	35,980

For additional information regarding stock options, performance shares and restricted shares, see Note 11 - "Equity-Based Compensation."

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

(In Thousands)

	June 30, 2011
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges	$33,750	$4,327
Certain equipment supply and construction agreements	$5	$5

(1)	Balances included in CH Energy Group's Consolidated Balance Sheet

Management is not aware of any existing condition that would require payment under the guarantees.

Common Stock Dividends

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation, Central Hudson was restricted to a maximum payment of $38.5 million in dividends to CH Energy Group for the year ended December 31, 2010.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to any of CH Energy Group’s or Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  As of June 30, 2011, Central Hudson had declared and paid dividends of $22.0 million to parent CH Energy Group in 2011, of which $11.0 million was paid during the three months ended June 30, 2011.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

On June 2, 2011, the Board of Directors of CH Energy Group declared a quarterly dividend of $0.54 per share, payable August 1, 2011, to shareholders of record as of July 11, 2011.

NOTE 2 – Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):
	June 30,		December 31,	June 30,
	2011		2010	2010
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$6,522		$30,320	$23,651
Deferred unrealized losses on derivatives	16,293		24,847	23,619
PSC General and Temporary State Assessment and carrying charges	7,710		9,891	10,975
RDM and carrying charges	-		3,966	5,793
Residual natural gas deferred balances	4,554		4,554	4,554
Deferred storm costs and carrying charges	-	(1)	19,985	-
Uncollectible deferral and carrying charges	-	(1)	2,638	-
Other	290		290	289
	35,369		96,491	68,881
Long-term:
Deferred pension costs	127,401		142,647	151,589	(2)
Carrying charges - pension reserve	3,006		1,144	-	(2)
Deferred and accrued costs - MGP site remediation and carrying charges	17,539		10,364	12,251
Deferred debt expense on re-acquired debt	5,799		6,084	4,623
Deferred Medicare Subsidy taxes	7,031		6,740	6,442
Residual natural gas deferred balances and carrying charges	11,384		14,121	15,617	(2)
Income taxes recoverable through future rates	34,745		35,903	33,122	(2)
Uncollectible deferral and carrying charges	-		-	2,605	(2)
Deferred storm costs and carrying charges	-		-	19,701
Other	9,835		9,322	7,583	(2)
	216,740		226,325	253,533
Total Regulatory Assets	$252,109		$322,816	$322,414

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve and carrying charges	$3,229		$7,366	$12,177
RDM and carrying charges	3,746		-	-
Income taxes refundable through future rates	4,533		5,128	5,600
Deferred unbilled gas revenues	1,948		6,102	1,815
	13,456		18,596	19,592
Long-term:
Customer benefit fund	3,397		3,468	3,734
Deferred cost of removal	52,991		46,938	46,610
Rate base impact of tax repair project	9,862	(1)	-	-
Excess electric depreciation reserve and carrying charges	3,072		4,889	4,521
Income taxes refundable through future rates	23,826		33,820	25,832	(2)
Deferred OPEB costs	10,494		6,976	3,696	(2)
Carrying charges - OPEB reserve	3,401		1,599	-	(2)
Other	13,718		9,079	7,389	(2)
	120,761		106,769	91,782
Total Regulatory Liabilities	$134,217		$125,365	$111,374

Net Regulatory Assets	$117,892		$197,451	$211,040

(1)
Central Hudson offset deferred storm costs and incremental bad debt expense and associated carrying charges, in accordance with the PSC prescribed Order issued on April 14, 2011. Additionally, a regulatory liability was established for the future benefit of the customers based on the remaining balance of tax refund after these offsets.

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

Other PSC Proceedings

On April 14, 2011, the Commission issued an Order authorizing deferral of $18.8 million of the incremental electric storm restoration expense and the $2.6 million of incremental bad debt expense and denying deferral of the Company’s $2.6 million of incremental electric and gas property tax expense.  The PSC also approved the ratemaking treatment proposed by the Company in its petition filed on September 23, 2010.  The offsets have been recorded as of March 31, 2011.  The remaining balance of the tax refund not subject to offset has been established as a regulatory liability for the benefit of customers totaling $9.6 million.  On May 13, 2011, Central Hudson filed a Petition for Clarification and Rehearing on the PSC’s April 14, 2011 Order.  The petition seeks clarification concerning recovery of the costs to achieve and rehearing for reconsideration and recovery of a portion of certain costs denied by the Commission for deferral accounting treatment proposed by the Company in its September 23, 2010 petition filing related to the incremental electric storm restoration expense.  Central Hudson cannot predict the final outcome of this proceeding.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, and explanations of the underlying information for all guidance (except that which is not currently applicable) that is expected to have a material impact on CH Energy Group and its subsidiaries.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Comprehensive Income (Topic 220)	ASU No. 2011-05	Presentation of Comprehensive Income	Jun-11	Jan-12
2	Fair Value Measurements and Disclosures (Topic 820)	ASU No. 2011-04	Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS	May-11	Jan-12

Impact Key:
(1)	No anticipated impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries upon future adoption.
(2)	No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries when adopted on the effective date noted.

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

There are no uncertain tax positions other than that related to the Company’s accounting method change; the activity of which is summarized below (In Thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$11,952	$-	$11,486	$-
Adjustment related to tax accounting method change	(1,018)	-	(552)	-
Settlement of uncertain tax positions with tax authorities	-	-	-	-
Lapse of statute of limitations related to uncertain tax positions	-	-	-	-
Balance at the end of the period	$10,934	$-	$10,934	$-

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007, 2008 and 2009
New York State	2007, 2008 and 2009

(1)   Federal tax filings for the years 2007, 2008 and 2009 are currently under audit.

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to CH Energy Group	$5,955	$6,765	$22,902	$27,203
Preferred Stock dividends of Central Hudson	242	242	485	485
Non-controlling interest in subsidiary	-	(419)	-	(385)
Federal income tax	(325)	(859)	678	(4,727)
State income tax	(77)	(776)	271	(1,501)
Deferred federal income tax	3,519	4,820	12,071	21,118
Deferred state income tax	(174)	836	572	3,164
Income before taxes	$9,140	$10,609	$36,979	$45,357

Computed federal tax at 35% statutory rate	$3,199	$3,713	$12,942	$15,875
State income tax net of federal tax benefit	(24)	248	964	2,022
Depreciation flow-through	777	643	1,565	1,309
Cost of Removal	(458)	(369)	(915)	(735)
Production tax credits	(63)	(75)	(98)	(136)
Other	(488)	(139)	(866)	(281)
Total income tax	$2,943	$4,021	$13,592	$18,054

Effective tax rate - federal	34.9%	37.3%	34.5%	36.1%
Effective tax rate - state	(2.7)%	0.6%	2.2%	3.7%
Effective tax rate - combined	32.2%	37.9%	36.7%	39.8%

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Statement of Income (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$7,371	$9,989	$20,011	$26,634
Federal income tax	145	1,703	215	(3,398)
State income tax	147	82	317	(868)
Deferred federal income tax	4,064	3,953	11,281	19,394
Deferred state income tax	399	596	1,191	2,686
Income before taxes	$12,126	$16,323	$33,015	$44,448

Computed federal tax at 35% statutory rate	$4,244	$5,713	$11,555	$15,557
State income tax net of federal tax benefit	495	649	1,398	2,121
Depreciation flow-through	777	643	1,565	1,309
Cost of Removal	(458)	(369)	(915)	(735)
Other	(303)	(302)	(599)	(438)
Total income tax	$4,755	$6,334	$13,004	$17,814

Effective tax rate - federal	34.7%	34.7%	34.8%	36.0%
Effective tax rate - state	4.5%	4.2%	4.6%	4.1%
Effective tax rate - combined	39.2%	38.9%	39.4%	40.1%

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions

During the six months ended June 30, 2011, Griffith acquired fuel distribution companies as follows (Dollars in Thousands):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Quarter Ended	Companies	Price	Assets(1)	Goodwill	Assets
March 31, 2011	2	$1,961	$1,936	$515	$25
June 30, 2011	-	-	-	-	-
Total	2	$1,961	$1,936	$515	$25

(1)   Including goodwill.

Amortizable intangible assets acquired in the current year consist of customer relationships, which will be amortized over a 15-year period, and covenants not to compete, which will be amortized over a 5-year period.  The weighted average amortization period of amortizable intangible assets acquired in the current year is 13.95 years.

Divestitures

In the first quarter of 2011, Griffith reduced its environmental reserve by $0.6 million based on the completion of an environmental study.  The reserve adjustment related to the 2009 divestiture of operations in certain geographic locations.  In the second quarter of 2011, Griffith recorded an expense adjustment of $0.1 million relating to divested operations.  As such, income of $0.3 million, net of tax, has been reflected in income from discontinued operations in the CH Energy Group Consolidated Income Statement for the six months ended June 30, 2011.

On March 31, 2011, CHEC entered into an agreement to sell Lyonsdale, which owns a wood-burning electric generating facility in Lyons Falls, New York.  Effective May 1, 2011, the sale was completed at a selling price not materially different than the carrying value of the net assets at March 31, 2011.  The results of operations of Lyonsdale for current and prior periods are presented in discontinued operations in the CH Energy Group Consolidated Statement of Income.

On May 24, 2011, Shirley Delaware, a majority-owned subsidiary of CHEC, entered into an agreement to sell Shirley Wind, which owns a wind project in Glenmore, Wisconsin.  Upon Board approval of the terms for the sale agreement, the results of operations of Shirley Wind were reclassified to be presented in discontinued operations in the CH Energy Group Consolidated Statement of Income for the current and prior periods.  The assets and liabilities of Shirley Wind are presented separately as held for sale in the CH Energy Group Consolidated Balance Sheet.  Management updated its test for recoverability from year-end assuming a sale transaction, noting the cash flows indicated by the purchase price payable under the purchase agreement together with the receipt of federal grants, on an undiscounted basis, exceed the net book value of the investment in Shirley Wind at June 30, 2011.  Therefore, no impairment is indicated.

Management has elected to include cash flows from discontinued operations of Lyonsdale and Shirley Wind with those from continuing operations in the CH Energy Group Consolidated Statement of Cash Flows.

The table below provides additional detail of the financial results of the discontinued operations (In Thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues from discontinued operations	$1,512	$1,538	$4,375	$4,208
Income (loss) from discontinued operations before tax	(28)	(1,762)	366	(1,652)
Loss from sale of discontinued operations	(92)	-	(543)	-
Income tax benefit from discontinued operations	(47)	(578)	(73)	(577)

The carrying amounts of the major classes of assets and liabilities classified as held for sale in CH Energy Group's Consolidated Balance Sheet are as follows (In Thousands):

June 30,
2011
Assets
Current Assets	$1,985

Other Assets	459

Property, Plant and Equipment
Property, plant and equipment	45,724
Less: Accumulated depreciation	656
Total property, plant and equipment, net	45,068

Assets held for sale	$47,512

Liabilities
Current Liabilities	$474

Liabilities held for sale	$474

Investments

CHEC's current investments at June 30, 2011 include the following  (In Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$36,500	$34,465	$70,965
CH-Greentree	100% equity interest in a molecular gate used to remove nitrogen from landfill gas	-	4,868	4,868
CH-Auburn	100% equity interest in a 3-megawatt electric generating plant that utilizes landfill gas to produce electricity	2,500	1,621	4,121
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	3,720	3,720
CH Shirley Wind	100% ownership of CH Shirley Wind, which owns 90% controlling interest in Shirley Delaware, which owns 100% interest in Shirley Wind, a 20 megawatt wind project	25,000	21,241	46,241
Other	Other renewable energy projects and partnerships and an energy sector venture capital fund	-	2,964	2,964
		$64,000	$68,879	$132,879

NOTE 6 – Goodwill and Other Intangible Assets

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	June 30, 2011		December 31, 2010		June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$35,341	$22,389	$34,063	$21,214	$33,745	$20,082
Covenants not to compete	256	114	113	95	100	85
Total Amortizable Intangibles	$35,597	$22,503	$34,176	$21,309	$33,845	$20,167

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization Expense	$597	$567	$1,194	$1,135

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is approximately $2.0 million.

NOTE 7 – Short-Term Borrowing Arrangements

CH Energy Group and Central Hudson’s borrowings under a revolving credit facility are as follows (In Thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
CH Energy Group Holding Company Short-term borrowings	$12,000	$-	$-
Central Hudson Short-term borrowings	-	-	3,000
CH Energy Group Consolidated	$12,000	$-	$3,000

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

Effective July 31, 2007, CH Energy Group’s Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the “Repurchase Program”), which was originally authorized in 2002.  As amended, the Repurchase Program authorizes the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of CH Energy Group’s outstanding Common Stock, from time to time, through July 31, 2012.  As of June 30, 2011, CH Energy Group had purchased 394,659 shares under the Repurchase Program of which 192,314 shares were purchased during the three months ended June 30, 2011.  Subsequent to June 30, 2011 and through July 29, 2011, CH Energy Group has purchased no additional shares under the Repurchase Program.  CH Energy Group intends to purchase additional shares under the Program during the remainder of 2011.  CH Energy Group intends to set repurchase targets, if any, from time to time based on then prevailing circumstances.  Management’s repurchase of shares does not represent a retirement or constructive retirement of shares and accordingly, has been presented as an increase to treasury stock in CH Energy Group’s Consolidated Balance Sheet.

There were no repurchases of preferred stock in the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011, Central Hudson had made $22.0 million in dividend payments in 2011 to parent CH Energy Group of which $11.0 million was paid during the three months ended June 30, 2011.

NOTE 9 – Capitalization – Long-Term Debt

NYSERDA

Central Hudson’s Series B NYSERDA Bonds total $33.7 million at June 30, 2011.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers.  As a result, variations in interest rates do not have any impact on earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B Bonds, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2012.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.

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

The following are the components of Central Hudson’s net periodic benefit costs for its pension and OPEB plans for the three and six months ended June 30, 2011 and 2010 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$2,449	$2,272	$673	$531
Interest cost	6,537	6,571	1,732	1,712
Expected return on plan assets	(6,860)	(6,225)	(1,711)	(1,267)
Amortization of:
Prior service cost (credit)	536	544	(1,466)	(1,467)
Transitional obligation (asset)	-	-	642	641
Recognized actuarial loss	6,523	7,377	2,688	2,073

Net Periodic Benefit Cost	$9,185	$10,539	$2,558	$2,223

	Pension Benefits		OPEB(1)
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$4,897	$4,544	$1,346	$1,062
Interest cost	13,074	13,142	3,464	3,424
Expected return on plan assets	(13,720)	(12,450)	(3,422)	(2,534)
Amortization of:
Prior service cost (credit)	1,072	1,088	(2,932)	(2,934)
Transitional obligation (asset)	-	-	1,283	1,282
Recognized actuarial loss	13,046	14,754	5,376	4,146

Net Periodic Benefit Cost	$18,369	$21,078	$5,115	$4,446

(1)	The OPEB amounts for both years reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

The balance of Central Hudson's accrued pension costs (i.e., the under-funded status) is as follows (In Thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Accrued pension costs	$75,148	$103,227	$126,544

These balances include the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, and the liability for non-qualified executive plans. In addition to the Retirement Plan, a portion of CH Energy Group's and Central Hudson's executives are covered under a non-qualified Supplemental Executive Retirement Plan.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Prefunded pension costs prior to funding status adjustment	$48,267	$34,307	$22,257
Additional liability required	(123,415)	(137,534)	(148,801)
Total accrued pension costs	$(75,148)	$(103,227)	$(126,544)
Total offset to additional liability - Regulatory assets - Pension Plan	$123,415	$137,534	$148,801

Gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson has PSC approval to record regulatory assets rather than adjusting comprehensive income to offset the additional liability.

Contribution levels for the Retirement Income Plan and Post-Employment Benefit plans are determined by various factors including the discount rate, expected return on plan assets, benefit changes, and corporate resources.  In addition, OPEB plan contribution levels are also impacted by medical claims assumptions used and mortality assumptions used. Contributions to the Retirement Plan during the six months ended June 30, 2011 and 2010 were $32.0 million and $31.4 million, respectively. Contributions to the OPEB Plan during the six months ended June 30, 2011 and 2010 were $1.2 million and $3.8 million, respectively.

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

Asset allocation targets in effect as of June 30, 2011, expressed as a percentage of the market value of the Retirement Plan’s assets, are summarized in the table below:

Asset Class	Minimum	Target Average	Maximum
Equity Securities	47%	52%	57%
Debt Securities	43%	48%	53%
Alternative Investments(1)	-%	-%	5%

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

NOTE 11 – Equity-Based Compensation

CH Energy Group has adopted the 2011 Long-Term Equity Incentive Plan (the “2011 Plan”) to replace the 2006 Plan.  The 2011 Plan was approved by shareholders on April 26, 2011.  The 2006 Plan has been terminated, with no new awards to be granted under such plan.  Outstanding awards granted under the 2006 Plan will continue in accordance with their terms and the provisions of the 2006 Plan.

The 2011 Plan reserves for awards to be granted up to a maximum of 400,000 shares of Common Stock plus any shares remaining available under the 2006 Plan as of April 26, 2011 and any shares that are subject to awards granted under the 2006 Plan that are forfeited, cancelled, surrendered or otherwise terminated without the issuance of shares on or after that date.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, dividend equivalents and other awards that CH Energy Group may authorize.

The 2011 Plan will continue in effect until February 9, 2021, unless sooner terminated by the Board of Directors.  Termination will not affect grants and awards then outstanding.

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 Plan is as follows:

			Performance Shares
	Grant Date	Performance Shares	Outstanding at
Grant Date	Fair Value	Granted	June 30, 2011
January 26, 2009	$49.29	36,730	32,810
February 8, 2010	$38.62	48,740	48,740
February 7, 2011	$49.77	40,320	40,320

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

In May 2011, performance shares earned as of December 31, 2010 for the award cycle with a grant date of January 24, 2008 were issued to participants.  Additionally, due to the retirement of one of Central Hudson’s executive officers on January 1, 2011, a pro-rated number of shares under the January 26, 2009 and February 8, 2010 grants were paid to this individual on July 6, 2011.  For the pro-rata payout, 2,374 shares were issued from CH Energy Group’s treasury stock on this date in satisfaction of these awards.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of June 30, 2011:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at June 30, 2011
January 26, 2009	Shares	2,930	$49.29	End of 3 years	2,320	(1)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	11,500
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(2)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	3,000
February 7, 2011	Shares	1,500	$49.77	1/3 each year in Years 3, 4 and 5	1,500
February 7, 2011	Shares	2,230	$49.77	End of 3 years	2,230

(1)
The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith and the vesting of 360 shares was accelerated as approved by the Board of Directors.

(2)	The vesting of 405 shares was accelerated as approved by the Board of Directors.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the three and six months ended June 30, 2011 and 2010 (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Performance shares	$864	$150	$1,553	$754
Restricted shares and stock units	$116	$133	$218	$266
Recognized tax benefit of restricted shares and stock units	$43	$50	$84	$100

Compensation expense for performance shares is recognized over the three year performance period based on the fair value of the awards at the end of each reporting period and the time elapsed within each grant's performance period.  Compensation expense for restricted shares and stock options is recognized over the defined vesting periods based on the grant date fair value of the awards.

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  During this period, the electricity purchased through this Entergy contract represented approximately 23% of Central Hudson’s full-service customer requirements on an annual basis.  For the six months ended June 30, 2010, energy supplied under this agreement cost approximately $28.1 million.  On June 30, 2010 and September 9, 2010, Central Hudson entered into additional agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.  The electricity purchased under these current contracts with Entergy is generated from the Indian Point and FitzPatrick nuclear power facilities and is estimated to represent approximately 13% of Central Hudson’s full-service customer requirements on an annual basis.  For the six months ended June 30, 2011, energy supplied under this agreement cost approximately $9.3 million.

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
Remediation work complete.  Final Report approved by the DEC.  A revised Site Management Plan (“SMP”) was submitted by Central Hudson to the DEC on September 20, 2010.  The Deed Restriction has been sent to Metropolitan Transportation Authority (“MTA”) for signature and final execution. Central Hudson has been advised that MTA is in the process of approving the Deed Restriction.

#2	Newburgh, NY
The DEC has approved the Construction Completion Report (“CCR”) for the remediation that was completed at Area A of the site.  Remediation for the other two areas at the site, Areas B and C, was completed in December 2010. The remaining site restoration work was completed in the spring of 2011.  Central Hudson has prepared a draft Final Engineering Report, which was submitted to the DEC on June 17.

#3	Laurel Street Poughkeepsie, NY
Remediation work is complete.  The CCR was approved by the DEC.  As requested by the DEC, fifteen additional monitoring wells were installed and the last of the four quarterly groundwater sampling events was conducted in January 2011.  Central Hudson submitted a letter work plan to DEC on May 17 for additional site investigation work required by DEC. DEC approved the work plan in a May 19 response letter. Central Hudson is currently reviewing the response from bidders for conducting this work.

#4	North Water Street Poughkeepsie, NY
As requested by the DEC, additional land and river investigations were conducted.  The final monitoring event for the reactive cap pilot study was completed and the cap removed.  Central Hudson has submitted a Remedial Investigation (“RI”) Report to the DEC to which DEC sent an RI approval letter dated May 12.  Central Hudson is currently defining the areas where further investigations as part of the Remedial Alternative Analyses (“RAA”) will be required.

Site		Status
#5	Kingston, NY
Central Hudson is planning to continue the RI work later this summer.  Previously, a license agreement with a private party and Central Hudson had allowed the presence and mooring of tug boats and a “Dry Dock” in front of the Kingston site.  All tugs have been removed by the owner, but the Dry Dock remains in place and is an obstacle to completing remediation of the river bed under it.  Central Hudson is currently involved in legal proceedings seeking to obtain judicial authorization to have the Dry Dock removed.  The outcome of the proceedings is uncertain.

#6	Catskill, NY
Site investigation has been completed under the DEC-approved Brownfield Cleanup Agreement.  A RI Report was approved.  A RAA was submitted to the DEC on February 8, 2011.  The DEC has verbally approved the RAA report as Central Hudson awaits written confirmation. The DEC has completed a draft Decision Document for the site to which Central Hudson has commented. Once the Department of Health has approved the Decision Document, Central Hudson will be notified in writing by DEC.

#7	Bayeaux Street Poughkeepsie, NY	Per the DEC, no further investigation or remedial action is required at this time.

In the second quarter of 2008, Central Hudson updated the estimate of possible remediation and future operating, maintenance, and monitoring costs for sites #2, 3, 4, 5 and 6, indicating the total cost for the five sites could range from amounts currently accrued up to $166 million over the next 30 years.  Currently, Central Hudson is in the process of reviewing and updating this estimate.  Amounts are subject to change based on current investigations, final remedial design (and associated engineering estimates), DEC and NYS Department of Health ("NYSDOH") comments and requests, remedial design changes/negotiations, and changed or unforeseen conditions during the remediation or additional requirements following the remediation.  Central Hudson has accrued for estimated investigation costs and remedial design costs for those sites still in the investigation phase.  Upon completion of the investigation phase and the filing of results with the DEC, Central Hudson accrues for estimated remediation costs based on DEC approved methods, including an estimate of post-remediation operation, maintenance and monitoring costs.

Information for sites #2 through #6 are detailed in the chart below (In Thousands):

Site #	Estimate	Liability Recorded as of 12/31/10	Amounts Spent in 2011(3)	Liability Adjustment	Liability Recorded as of 6/30/11	Current Portion of Liability at 6/30/11	Long term portion of Liability at 6/30/11
2, 3(1)	$44,700	$1,766	$584	$4,463	$5,645	$373	$5,272
4, 5, 6(2)	121,000	1,479	120	6,167	7,526	2,014	5,512
	$165,700	$3,245	$704	$10,630	$13,171	$2,387	$10,784

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

(3)	Amounts spent in 2011 as shown above do not include legal fees of approximately $7 thousand.

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

As authorized by the PSC, Central Hudson is currently permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.  Central Hudson spent $0.3 million and $1.0 million for the three and six months ended June 30, 2011, related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  On July 1, 2007, Central Hudson started recovering through a rate allowance for MGP Site Investigation and Remediation Costs.  The 2010 Rate Order provided for an increase in this rate allowance to an amount of $13.6 million over the three year settlement period ending June 30, 2013.  As authorized in the 2009 Rate Order, Central Hudson also received deferral authority and subsequent recovery for amounts spent over the rate allowance from a net electric regulatory liability balance during the three year settlement period ending June 30, 2010.  The total MGP Site Investigation and Remediation costs recovered from July 1, 2007 through June 30, 2011 was approximately $19.2 million, with $2.7 million recovered in the second quarter of 2011 totaling $3.9 million recovered in 2011.

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

As of June 30, 2011, of the 3,327 asbestos cases brought against Central Hudson, 1,164 remain pending.  Of the cases no longer pending against Central Hudson, 2,008 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the six months ended June 30, 2011, Griffith spent $0.1 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith’s reserve for environmental remediation is $2.6 million as of June 30, 2011, of which $1.3 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith’s indemnification obligation is subject to a number of limitations, including time limits within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith’s liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith’s obligation to indemnify the purchaser for breaches of many of Griffith’s representations and warranties and for certain environmental liabilities.  In 2009, the Company reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  To date, Griffith has paid approximately $0.2 million under its environmental remediation cost obligation.  In the first quarter of 2011, Griffith reduced the reserve by $0.6 million based on the completion of an environmental study.  The reserve balance as of June 30, 2011 related to the divestiture is $1.8 million.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

Other Matters

Central Hudson and Griffith are involved in various other legal and administrative proceedings incidental to their businesses, which are in various stages.  While these matters collectively could involve substantial amounts, based on the facts currently known, it is the opinion of Management that their ultimate resolution will not have a material adverse effect on either of CH Energy Group’s or the individual segment’s financial positions, results of operations or cash flows.

CH Energy Group and Central Hudson expense legal costs as incurred.

NOTE 13 – Segments and Related Information

CH Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith.  Other activities of CH Energy Group, which do not constitute a business segment include CHEC’s renewable energy investments and the holding company’s activities, which consist primarily of financing its subsidiaries and are reported under the heading “Other Businesses and Investments.”

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$114,235	$33,997	$58,835		$585		$-		$207,652
Intersegment revenues	5	39	-		-		(44)		-
Total revenues	114,240	34,036	58,835		585		(44)		207,652
Operating income (loss)	14,213	3,824	(2,015)		173		-		16,195
Interest and investment income	1,215	356	-		794		(784)	(1)	1,581
Interest charges	5,892	1,520	737		899		(784)	(1)	8,264
Income (loss) before income taxes	9,452	2,674	(2,754)		(112)		-		9,260
Net income (loss) attributable to CH Energy Group	5,682	1,447	(1,674)	(3)	500	(2)	-		5,955
Segment assets at June 30	1,168,839	351,227	103,893		84,867		(4,514)		1,704,312

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes loss from discontinued operations of $24.
(3)	Includes loss from discontinued operations of $49.

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments		Eliminations		Total
Revenues from external customers	$125,096	$32,461	$42,111	$570		$-		$200,238
Intersegment revenues	1	26	-	-		(27)		-
Total revenues	125,097	32,487	42,111	570		(27)		200,238
Operating income (loss)	16,135	4,944	(2,170)	75		-		18,984
Interest and investment income	1,127	381	-	612		(612)	(1)	1,508
Interest charges	5,038	1,263	577	871		(612)	(1)	7,137
Income (loss) before income taxes	12,321	4,002	(2,714)	(1,238)		-		12,371
Net income (loss) attributable to CH Energy Group	7,578	2,169	(1,601)	(1,381)	(2)	-		6,765
Segment assets at June 30	1,141,625	356,156	97,210	93,166		(2,454)		1,685,703

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes loss from discontinued operations of $1,184.

CH Energy Group Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$268,805	$109,479	$155,755		$1,167		$-		$535,206
Intersegment revenues	10	205	-		-		(215)		-
Total revenues	268,815	109,684	155,755		1,167		(215)		535,206
Operating income	28,888	15,725	5,482		314		-		50,409
Interest and investment income	2,628	809	-		1,595		(1,585)	(1)	3,447
Interest charges	11,749	3,036	1,491		1,794		(1,585)	(1)	16,485
Income before income taxes	19,539	13,476	4,061		80		-		37,156
Net income attributable to CH Energy Group	11,714	7,812	2,718	(3)	658	(2)	-		22,902
Segment assets at June 30	1,168,839	351,227	103,893		84,867		(4,514)		1,704,312

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes loss from discontinued operations of $426.
(3)	Includes income from discontinued operations of $322.

CH Energy Group Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments		Eliminations		Total
Revenues from external customers	$271,058	$101,548	$126,578	$1,026		$-		$500,210
Intersegment revenues	19	201	-	-		(220)		-
Total revenues	271,077	101,749	126,578	1,026		(220)		500,210
Operating income	36,262	18,576	5,173	152		-		60,163
Interest and investment income	1,930	703	1	1,143		(1,142)	(1)	2,635
Interest charges	10,133	2,604	1,097	1,716		(1,142)	(1)	14,408
Income (loss) before income taxes	27,928	16,520	4,166	(1,605)		-		47,009
Net income (loss) attributable to CH Energy Group	16,688	9,461	2,458	(1,404)	(2)	-		27,203
Segment assets at June 30	1,141,625	356,156	97,210	93,166		(2,454)		1,685,703

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes loss from discontinued operations of $1,075.

NOTE 14 - Accounting for Derivative Instruments and Hedging Activities

Accounting for Derivatives

Central Hudson has been authorized to fully recover risk management costs as a component for its natural gas and electricity cost adjustment charge clauses.  Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers.  These costs include transaction costs, and gains and losses associated with risk management instruments."  The related gains and losses associated with Central Hudson’s derivatives are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses, and are not designated as hedges.  Additionally, Central Hudson has been authorized to fully recover the interest costs associated with its variable rate debt, which includes costs and gains or losses associated with its interest rate cap contracts.  As a result, these derivative activities at Central Hudson do not impact earnings.

On March 18, 2011, Central Hudson entered into a total return master swap agreement with Bank of America with the intent to enter into future swap contracts to exchange total returns on CH Energy Group, Inc. common stock for fixed payments to Bank of America.  The purpose is to reduce the volatility to earnings from phantom shares under CH Energy Group’s Directors and Executives Deferred Compensation Plan.  Based on the terms and conditions of the swap agreement, the fair value of the swaps are designated as Level 2 within the fair value hierarchy.  Quarterly valuations are made on the last day of the quarter, at which time a net cash settlement will be recorded.  Therefore the fair value of these outstanding contracts at any quarter-end is not expected to be material.  On June 30, 2011, the swap settled resulting in income of $0.2 million, and the notional amount of the swap to be settled at September 30, 2011 was re-priced.  The proceeds are used to offset future obligations of the Deferred Compensation Plan.

Derivative activity related to Griffith’s heating oil contracts is not material.

The percentage of Central Hudson’s electric and gas requirements hedged by derivative contracts is as follows:

Central Hudson	% of Requirement Hedged (1)
Electric Derivative Contracts:
July 2011 – December 2011	27.2%
2012	22.4%

Natural Gas Derivative Contracts:
November 2011 – March 2012	19.0%

(1) Projected coverage as of June 30, 2011.

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

To help limit the credit exposure of their derivatives, both Central Hudson and Griffith have entered into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Of the eighteen total agreements held by both companies, twelve contain credit-risk related contingent features.  As of June 30, 2011, there were twelve open derivative contracts in liability positions under these twelve master netting agreements containing credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on June 30, 2011 if the contingent features were triggered, are summarized in the table below.

Contingent Contracts
(Dollars In Thousands)

	As of June 30, 2011
Triggering Event	# of Contracts In A Liability Position Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	3	$(35)	$(35)
Credit Rating Downgrade (to below BBB-)	9	(94)	(94)
Adequate Assurance(1)	-	-	-
Total Central Hudson	12	$(129)	$(129)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	-	-	-
Adequate Assurance(1)	-	-	-
Total Griffith	-	-	-

Total CH Energy Group	12	$(129)	$(129)

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On June 30, 2011, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

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

Gross Fair Value of Derivative Instruments

Derivative contracts are measured at fair value on a recurring basis.  As of June 30, 2011, December 31, 2010 and June 30, 2010, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2011
Assets:
Derivative Contracts:
Central Hudson - electric	$47	$-	$-	$47
Central Hudson - natural gas	15	-	15	-
Total CH Energy Group and Central Hudson Assets	$62	$-	$15	$47

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(16,202)	$-	$-	$(16,202)
Central Hudson - natural gas	(153)	-	(153)	-
Total CH Energy Group and Central Hudson Liabilities	$(16,355)	$-	$(153)	$(16,202)

As of December 31, 2010
Assets:
Derivative Contracts:
Central Hudson - natural gas	$34	$-	$34	$-
Total Central Hudson Assets	$34	$-	$34	$-

Griffith - heating oil	$112	$-	$112	$-
Total CH Energy Group Assets	$146	$-	$146	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(23,872)	$-	$-	$(23,872)
Central Hudson - natural gas	(1,009)	-	(1,009)	-
Total CH Energy Group and Central Hudson Liabilities	$(24,881)	$-	$(1,009)	$(23,872)

As of June 30, 2010
Assets:
Derivative Contracts:
Central Hudson - electric	$1,080	$-	$-	$1,080
Central Hudson - natural gas	30	-	30	-
Total Central Hudson Assets	$1,110	$-	$30	$1,080

Griffith - heating oil	$28	$-	$28	$-
Total CH Energy Group Assets	$1,138	$-	$58	$1,080

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(24,556)	$-	$-	$(24,556)
Central Hudson - natural gas	(173)	-	(173)	-
Total CH Energy Group and Central Hudson Liabilities	$(24,729)	$-	$(173)	$(24,556)

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at Beginning of Period	$(19,716)	$(36,628)	$(23,872)	$(11,983)
Unrealized gains (losses)	3,561	13,152	7,717	(11,493)
Realized losses	(3,499)	(3,489)	(5,170)	(6,339)
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales and settlements	3,499	3,489	5,170	6,339
Transfers in and/or out of Level 3	-	-	-	-
Balance at End of Period	$(16,155)	$(23,476)	$(16,155)	$(23,476)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.

The Effect of Derivative Instruments on the Statements of Income

For the three and six months ended June 30, 2011, all other comprehensive income and income statement activity for Griffith heating oil call option contracts was not material.  Effective October 1, 2009, Griffith de-designated all open derivative positions.  The loss reclassified from accumulated other comprehensive income in 2010, as these de-designated derivatives have settled, was not material.

For the three and six months ended June 30, 2011, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson on the statements of income (In Thousands):

	Amount of Gain/(Loss) Recognized in the Income Statement				Location of Gain/(Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Central Hudson:
Electricity swap contracts	$(3,499)	$(3,489)	$(5,170)	$(6,339)	Regulatory asset(1)
Natural gas swap contracts	-	-	(1,385)	(1,778)	Regulatory asset(1)
Total return swap contracts	187	-	187	-	Interest on regulatory assets and other interest income
Total Central Hudson	(3,312)	(3,489)	(6,368)	(8,117)
Griffith:
Heating oil call option contracts	(1)	(16)	(82)	(52)	Purchased petroleum
Total Griffith	(1)	(16)	(82)	(52)
Total CH Energy Group	$(3,313)	$(3,505)	$(6,450)	$(8,169)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

NOTE 15 – Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 – “Accounting for Derivative Instruments and Hedging Activities”, CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets, including the investments of CH Energy Group’s Directors and Executives Deferred Compensation Plan.  The following table summarizes the amount reported at fair value related to these assets as of June 30, 2011, December 31, 2010 and June 30, 2010 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2011
Other investments(1)	$4,054	$4,054	$-	$-
As of December 31, 2010
Other investments(1)	$3,912	$3,912	$-	$-
Lyonsdale property and plant(2)	$6,685	$-	$6,685	$-
As of June 30, 2010
Other investments(1)	$-	$-	$-	$-

(1)
Other investments represent trust assets for the funding of CH Energy Group’s Directors and Executives Deferred Compensation Plan and is titled “Other investments” within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.

(2)	Lyonsdale property and plant was stated at carrying value prior to December 31, 2010.

As of June 30, 2011 and December 31, 2010, a portion of the trust assets for the funding of CH Energy Group’s Directors and Executives Deferred Compensation Plan are invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.

The sale of Lyonsdale was effective May 1, 2011.  As a result of an impairment charge recognized in 2010, as of December 31, 2010, Lyonsdale property and plant of $6.7 million was recorded at fair value.  As of December 31, 2010, the Company recorded a pre-tax impairment of $2.1 million ($1.3 million after-tax impact on earnings), based on the amount by which the carrying amount exceeded the fair value of the Lyonsdale assets.  The fair value of the assets was calculated based on market participant bids for the purchase of Lyonsdale, which were received in early 2011.

CHEC recorded a reserve against the full balance of its $10 million note receivable in Cornhusker Holdings in the third quarter of 2010.  As of June 30, 2011, Management believes the fair value of this note receivable remains at zero and therefore appropriately reserved.

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

Cash and Cash Equivalents:  Carrying amount

Long-term Debt:  Quoted market prices for the same or similar issues

Notes Payable:  Carrying amount

Long-term Debt Maturities and Fair Value - CH Energy Group
(Dollars in Thousands)

June 30, 2011
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$478	$37,007	$31,076	$41,650	$1,230	$358,298	$469,739	$492,987
Estimated Effective Interest Rate	6.86%	6.71%	6.92%	6.02%	6.86%	5.54%	5.77%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.44%	0.44%
				Total Debt Outstanding			$503,439	$526,687
				Estimated Effective Interest Rate			5.42%

December 31, 2010
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$941	$37,007	$31,076	$41,650	$1,230	$358,296	$470,200	$489,660
Estimated Effective Interest Rate	6.86%	6.71%	6.92%	6.02%	6.86%	5.54%	5.78%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
				Total Debt Outstanding			$503,900	$523,360
				Estimated Effective Interest Rate			5.42%
June 30, 2010
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$941	$37,007	$31,076	$41,650	$237,375	$372,049	$400,662
Estimated Effective Interest Rate	4.38%	6.86%	6.71%	6.93%	6.02%	5.94%	6.01%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.44%	0.44%
				Total Debt Outstanding			$487,899	$516,512
				Estimated Effective Interest Rate			4.69%

Long-term Debt Maturities and Fair Value - Central Hudson
(Dollars in Thousands)

June 30, 2011
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$-	$36,000	$30,000	$14,000	$-	$340,202	$420,202	$436,484
Estimated Effective Interest Rate	-%	6.71%	6.93%	4.81%	-%	5.47%	5.66%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.44%	0.44%
				Total Debt Outstanding			$453,902	$470,184
				Estimated Effective Interest Rate			5.27%

December 31, 2010
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$-	$36,000	$30,000	$14,000	$-	$340,200	$420,200	$432,800
Estimated Effective Interest Rate	-%	6.71%	6.93%	4.81%	-%	5.47%	5.66%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
				Total Debt Outstanding			$453,900	$466,500
				Estimated Effective Interest Rate			5.28%
June 30, 2010
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$24,000	$-	$36,000	$30,000	$14,000	$218,049	$322,049	$343,215
Estimated Effective Interest Rate	4.38%	-%	6.71%	6.93%	4.81%	5.86%	5.90%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.44%	0.44%
				Total Debt Outstanding			$437,899	$459,065
				Estimated Effective Interest Rate			4.45%

NOTE 16 – Subsequent Events

CH Energy Group has performed an evaluation of events subsequent to June 30, 2011 through the date the financial statements were issued and noted two additional items to disclose.

On July 14, 2011, Central Hudson’s Board of Directors approved an $11.0 million dividend payment to parent CH Energy Group that was paid on July 25, 2011.

On August 4, 2011, CHEC’s Board of Directors passed a resolution authorizing CHEC to enter into a purchase and sale agreement for the sale of the CH-Auburn investment.  CH Energy Group concluded that the criteria for reporting assets and liabilities as held for sale were met as of August 4, 2011 and accordingly have presented below the related assets and liabilities that qualify for held for sale at that date in the CH Energy Group Consolidated Balance Sheet.

Below are the major classes of assets and liabilities related to the sale of CH-Auburn (In Thousands):

June 30,
2011
Assets
Current Assets	$241
Total current assets	241

Property, Plant and Equipment
Property, plant and equipment	4,351
Less: Accumulated depreciation	442
Total property, plant and equipment, net	3,909

Assets held for sale	$4,150

Liabilities
Current Liabilities	$30

Liabilities held for sale	$30

As of the reporting date of June 30, 2011, CH-Auburn did not meet the criteria to be held for sale as presented in the June 30, 2011 CH Energy Group Consolidated Balance Sheet.

While Management believes the sale of CH-Auburn is probable to occur within one year, Management cannot predict the final outcome of the negotiations.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This MD&A should be read in conjunction with the second quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2010; and the MD&A in Part I, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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

Strategy

Offer an attractive risk adjusted return to CH Energy Group shareholders.  Our plan is to:

•	Concentrate on energy distribution through Central Hudson in the Mid-Hudson Valley and through Griffith in the Mid-Atlantic region.

•	Invest primarily in utility electric and natural gas transmission and distribution

•	Focus on risk management

•	Limit commodity exposure

•	Manage regulatory affairs effectively

•	Maintain a financial profile that supports a credit rating in the “A” category

•	Divest investments in non-regulated renewable energy production in an orderly fashion

•	Target stable and predictable earnings, with growth trend expectations of 5% or more per year off a base of $2.76 in 2009

•	Provide a common stock dividend that is the higher of $2.16/share or 65% to 70% of earnings

Contributions by respective business units to operating revenues and net income for the three and six months ended June 30, 2011 and 2010 are discussed in the Results of Operations section of this Management Discussion and Analysis.  There are no significant updates to the strategy specifically focused on either of the business units Central Hudson or Griffith since the Annual Report on Form 10-K for the year ended December 31, 2010.

Other Businesses and Investments

As noted earlier, CH Energy Group decided to discontinue investing in the renewable energy industry through CHEC and has actively sought to sell some of these investments, specifically Lyonsdale and Shirley Wind.  Management will continue to evaluate the market for the remaining investments in 2011.  On March 29, 2011, CHEC entered into an agreement to sell its subsidiary Lyonsdale and completed the sale effective May 1, 2011.  On May 24, 2011, CH Energy Group’s subsidiary CHEC entered into an agreement to sell its interest in the Shirley Wind farm facility in Glenmore, Wisconsin.  If attractive terms of sale are not available in the near-term for our remaining investments in wind and landfill gas, holding these investments is not expected to require significant management oversight or further capital investment.  Proceeds from the sale of any of these investments are expected to be used primarily for the repurchase of common stock and repayment of debt associated with these assets.

For further discussions relating to the impact of the change in strategy on the Company’s renewable energy investments, see Note 5 – “Acquisitions, Divestitures and Investments.”

EARNINGS PER SHARE AND OVERVIEW OF SECOND QUARTER AND YEAR-TO-DATE RESULTS

The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and six months ended June 30, 2011, and 2010, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

CH Energy Group Consolidated
Earnings per Share (Basic)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Central Hudson - Electric	$0.36	$0.48	$(0.12)	$0.75	$1.06	$(0.31)
Central Hudson - Natural Gas	0.10	0.14	(0.04)	0.50	0.60	(0.10)
Griffith	(0.11)	(0.10)	(0.01)	0.17	0.16	0.01
Other Businesses and Investments	0.03	(0.09)	0.12	0.05	(0.10)	0.15
Total CH Energy Group Consolidated Earnings, as reported	$0.38	$0.43	$(0.05)	$1.47	$1.72	$(0.25)

Earnings for CH Energy Group totaled $0.38 and $1.47 per share for the three and six months ended June 30, 2011.

Details by business unit were as follows:

Central Hudson
Earnings per Share (Basic)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Central Hudson - Electric	$0.36	$0.48	$(0.12)	$0.75	$1.06	$(0.31)
Central Hudson - Natural Gas	0.10	0.14	(0.04)	0.50	0.60	(0.10)
Total Central Hudson Earnings	$0.46	$0.62	$(0.16)	$1.25	$1.66	$(0.41)

			Three Month Change			Six Month Change
Uncollectible deferral			$(0.14)			$(0.14)
Sales tax			-			(0.01)
Storm deferral petition disallowance			-			(0.03)

Delivery revenue			0.10			0.20
Higher trimming costs			(0.05)			(0.18)
Weather related service restoration			-			(0.11)
Higher depreciation			(0.03)			(0.07)
Higher property and other taxes			(0.03)			(0.11)
Higher interest on regulatory assets			-			0.03
Other			(0.01)			0.01
			$(0.16)			$(0.41)

Earnings from Central Hudson's electric and natural gas operations decreased in the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 primarily due to a 2010 regulatory deferral related to uncollectible expenses and accelerated tree trimming expenses in 2011 to take advantage of contracted savings and favorable tree trimming weather.  Normal increases in the cost of doing business, such as depreciation and property taxes contributed to the decrease in earnings in both periods in 2011 compared to the same periods in 2010.  Also impacting the six months ended June 30, 2011 as compared to the same period in 2010 was the impact of weather related service restoration in the first quarter of 2011.  In both periods, higher delivery revenues helped to reduce the unfavorable impact of the items discussed above.

Griffith
Earnings per Share (Basic)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Griffith - Fuel Distribution Earnings	$(0.11)	$(0.10)	$(0.01)	$0.17	$0.16	$0.01

			Three Month Change			Six Month Change
Discontinued operations			$-			$0.02

Margin on petroleum sales and services			0.01			0.04
Weather impact on sales (including hedging)			0.03			0.03
Weather-normalized sales (including conservation)			(0.02)			(0.08)
Operating expenses			(0.02)			0.02
Other			(0.01)			(0.02)
			$(0.01)			$0.01

Griffith's earnings decreased in the three months ended June 30, 2011 compared to the same period in 2010 due to reduced weather normalized volumes and increased operating expenses partially offset by the effect of colder weather and increased margins.

For the six months ended June 30, 2011 compared to the same period in 2010, Griffith’s earnings increased due to increased margins, colder weather and the related hedge.  Additionally, a reduction to the environmental reserve related to the 2009 divestiture favorably impacted the six month year-over-year earnings.  These improvements were partially offset by lower weather normalized volumes.

Other Businesses and Investments
Earnings per Share (Basic)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Other Businesses & Investments Earnings	$0.03	$(0.09)	$0.12	$0.05	$(0.10)	$0.15

			Three Month Change			Six Month Change
Discontinued operations			$0.02			$(0.03)
Tax benefit related to discontinued operations			0.03			0.06

Higher interest income			0.02			0.05
Renewable energy investments			0.03			0.04
Other			0.02			0.03
			$0.12			$0.15

The earnings of CH Energy Group (the holding company) and CHEC’s partnerships and other investments increased in the three and six months ended June 30, 2011 compared to the same periods in 2010.  For both periods, the increase was due to the combined benefit of the activity related to the divestiture of the renewable energy assets, higher interest income and the absence of losses recorded in 2010 related to Cornhusker operations in 2011.

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues (net of divestitures) and net income for the three and six months ended June 30, 2011 and 2010 are illustrated below  (Dollars in Thousands):

	Three Months Ended June 30, 2011					Three Months Ended June 30, 2010
Business Unit	Operating Revenues		Net Income (Loss) attributable to CH Energy Group			Operating Revenues		Net Income (loss) attributable to CH Energy Group
Electric(1)	$114,235	55%	$5,682	96%		$125,096	63%	$7,578	112%
Gas(1)	33,997	17%	1,447	24%		32,461	16%	2,169	32%
Total Central Hudson	148,232	72%	7,129	120%		157,557	79%	9,747	144%
Griffith(1), (3)	58,835	28%	(1,674)	(28	) %	42,111	21%	(1,601)	(24	) %
Other Businesses and Investments(2)	585	-%	500	8%		570	-%	(1,381)	(20	) %
Total CH Energy Group	$207,652	100%	$5,955	100%		$200,238	100%	$6,765	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 2nd Quarter 2011: 18% cost recovery revenues + 37% other revenues = 55%
Electric 2nd Quarter 2010: 27% cost recovery revenues + 36% other revenues = 63%
Natural gas 2nd Quarter 2011: 8% cost recovery revenues + 9% other revenues = 17%
Natural gas 2nd Quarter 2010: 7% cost recovery revenues + 9% other revenues = 16%
Griffith 2nd Quarter 2011: 23% commodity costs + 5% other revenues = 28%
Griffith 2nd Quarter 2010: 16% commodity costs + 5% other revenues = 21%
(2)	Other Businesses and Investments for the three months ended June 30, 2011 and 2010 includes loss from discontinued operations of $24 and $1,184, respectively.
(3)	Griffith for the three months ended June 30, 2011 includes a loss from discontinued operations of $49.

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
Business Unit	Operating Revenues		Net Income attributable to CH Energy Group		Operating Revenues		Net Income (loss) attributable to CH Energy Group
Electric(1)	$268,805	50%	$11,714	51%	$271,058	54%	$16,688	61%
Gas(1)	109,479	21%	7,812	34%	101,548	21%	9,461	35%
Total Central Hudson	378,284	71%	19,526	85%	372,606	75%	26,149	96%
Griffith(3)	155,755	29%	2,718	12%	126,578	25%	2,458	9%
Other Businesses and Investments(2)	1,167	-%	658	3%	1,026	-%	(1,404)	(5	) %
Total CH Energy Group	$535,206	100%	$22,902	100%	$500,210	100%	$27,203	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric YTD 2011: 20% cost recovery revenues + 30% other revenues = 50%
Electric YTD 2010: 24% cost recovery revenues + 30% other revenues = 54%
Natural gas YTD 2011: 11% cost recovery revenues + 10% other revenues = 21%
Natural gas YTD 2010: 11% cost recovery revenues + 10% other revenues = 21%
Griffith YTD 2011: 23% commodity costs + 6% other revenues = 29%
Griffith YTD 2010: 19% commodity costs + 6% other revenues = 25%
(2)	Other Businesses and Investments for the six months ended June 30, 2011 and 2010 includes loss from discontinued operations of $426 and $1,075, respectively.
(3)	Griffith for the six months ended June 30, 2011 includes income from discontinued operations of $322.

Central Hudson

The following discussions and analyses include explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the three and six months ended June 30, 2011 and the three and six months ended 2010 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended June 30,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$148,232	$157,557	$(9,325)	(5.9	) %

Operating Expenses:
Purchased electricity, fuel and natural gas	53,085	67,403	(14,318)	(21.2	) %
Depreciation and amortization	8,960	8,422	538	6.4%
Other operating expenses	68,150	60,653	7,497	12.4%
Total Operating Expenses	130,195	136,478	(6,283)	(4.6	) %
Operating Income	18,037	21,079	(3,042)	(14.4	) %
Other Income, net	1,501	1,545	(44)	(2.8	) %
Interest Charges	7,412	6,301	1,111	17.6%
Income before income taxes	12,126	16,323	(4,197)	(25.7	) %
Income Taxes	4,755	6,334	(1,579)	(24.9	) %
Net income	$7,371	$9,989	$(2,618)	(26.2	) %

	Six Months Ended June 30,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$378,284	$372,606	$5,678	1.5%

Operating Expenses:
Purchased electricity, fuel and natural gas	165,151	171,925	(6,774)	(3.9	) %
Depreciation and amortization	17,881	16,836	1,045	6.2%
Other operating expenses	150,639	129,007	21,632	16.8%
Total Operating Expenses	333,671	317,768	15,903	5.0%
Operating Income	44,613	54,838	(10,225)	(18.6	) %
Other Income, net	3,187	2,347	840	35.8%
Interest Charges	14,785	12,737	2,048	16.1%
Income before income taxes	33,015	44,448	(11,433)	(25.7	) %
Income Taxes	13,004	17,814	(4,810)	(27.0	) %
Net income	$20,011	$26,634	$(6,623)	(24.9	) %

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three and six months ended June 30, 2011 compared to the same period in 2010.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Effective July 1, 2009 and continuing in the 2010 Rate Order, Central Hudson’s delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on Central Hudson’s earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Three Months Ended					Three Months Ended
	June 30,		Variation in			June 30,		Variation in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Residential	451	434	17	4%		446	441	5	1%
Commercial	467	472	(5)	(1	) %	462	468	(6)	(1	) %
Industrial and other	279	298	(19)	(6	) %	279	298	(19)	(6	) %
Total Deliveries	1,197	1,204	(7)	(1	) %	1,187	1,207	(20)	(2	) %

	Actual Deliveries					Weather Normalized Deliveries(1)
	Six Months Ended					Six Months Ended
	June 30,		Variation in			June 30,		Variation in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Residential	1,069	1,012	57	6%		1,052	1,021	31	3%
Commercial	975	953	22	2%		968	949	19	2%
Industrial and other	539	560	(21)	(4	) %	539	560	(21)	(4	) %
Total Deliveries	2,583	2,525	58	2%		2,559	2,530	29	1%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	June 30,		Variation in		June 30,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	951	799	152	19%	1,040	1,051	(11)	(1	) %
Commercial	1,241	1,026	215	21%	1,332	1,259	73	6%
Industrial and other(2)	1,518	1,436	82	6%	432	476	(44)	(9	) %
Total Deliveries	3,710	3,261	449	14%	2,804	2,786	18	1%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Six Months Ended				Six Months Ended
	June 30,		Variation in		June 30,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	3,826	3,383	443	13%	3,755	3,615	140	4%
Commercial	4,565	3,837	728	19%	4,528	4,074	454	11%
Industrial and other(2)	3,006	2,931	75	3%	1,179	1,171	8	1%
Total Deliveries	11,397	10,151	1,246	12%	9,462	8,860	602	7%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	Actual deliveries include interruptible natural gas deliveries. Weather normalized deliveries exclude interruptible natural gas deliveries.

Electric and natural gas deliveries to residential and commercial customers increased during the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily as a result of increased sales per customer.  Favorable impacts of colder weather further contributed to the increase in delivery volumes in the three and six month periods of 2011 as compared to 2010.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Three Months Ended			Six Months Ended
	June 30,		Increase /	June 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$36,668	$51,107	$(14,439)	$105,939	$116,807	$(10,868)
Sales to others for resale	1,127	1,542	(415)	2,124	2,716	(592)
Other revenues with matching offsets	19,936	18,022	1,914	42,484	37,506	4,978
Subtotal	57,731	70,671	(12,940)	150,547	157,029	(6,482)

Revenues Impacting Earnings:
Customer sales	52,689	49,954	2,735	113,387	105,456	7,931
RDM and other regulatory mechanisms	1,711	2,013	(302)	122	3,467	(3,345)
Pole attachments and other rents	973	1,069	(96)	1,905	2,098	(193)
Finance charges	837	784	53	1,714	1,593	121
Other revenues	294	605	(311)	1,130	1,415	(285)
Subtotal	56,504	54,425	2,079	118,258	114,029	4,229

Total Electric Revenues	$114,235	$125,096	$(10,861)	$268,805	$271,058	$(2,253)

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Three Months Ended			Six Months Ended
	June 30,		Increase /	June 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$12,572	$10,006	$2,566	$44,122	$38,115	$6,007
Sales to others for resale	2,119	4,211	(2,092)	11,816	13,290	(1,474)
Other revenues with matching offsets	5,008	4,196	812	14,810	12,456	2,354
Subtotal	19,699	18,413	1,286	70,748	63,861	6,887

Revenues Impacting Earnings:
Customer sales	12,572	10,104	2,468	37,673	30,544	7,129
RDM and other regulatory mechanisms	190	2,594	(2,404)	(2,107)	4,022	(6,129)
Interruptible profits	630	508	122	1,294	1,075	219
Finance charges	362	308	54	695	630	65
Other revenues	544	534	10	1,176	1,416	(240)
Subtotal	14,298	14,048	250	38,731	37,687	1,044

Total Natural Gas Revenues	$33,997	$32,461	$1,536	$109,479	$101,548	$7,931

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

Electric revenues decreased in the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to lower energy cost adjustment revenues and lower revenue stabilization mechanisms, primarily related to the RDMs.  The lower energy cost adjustment revenues are due to lower purchased volumes and lower wholesale prices partially reduced by higher revenues collected for previously deferred purchased electricity costs.  Lower RDMs are a result of an increase in actual delivery revenue.  In the prior year, actual delivery revenues were below the levels approved by the PSC and as such, additional revenues were recorded through RDMs for future recovery from customers for this difference.  During the six months ended June 30, 2011, actual delivery volumes were higher than approved levels and this revenue was set aside through RDMs for future customer benefit.  During the three months ended June 30, 2011, delivery revenues were more in-line with approved levels as compared to the same period in the prior year.

Partially offsetting the decrease in electric revenues for the three and six month periods were increased revenues from customer sales due to higher delivery rates and other revenues with matching offsets.

Natural gas revenues increased in the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to higher customer sales, energy cost adjustment revenues and revenues with matching offset.  These increases were partially reduced by lower revenue stabilization revenue, primarily related to RDMs and lower sales to others for resale.  Increased gas revenues from customer sales are due to higher delivery rates as compared to the prior periods.  The higher gas energy cost adjustment revenues for the six months resulted primarily from higher revenues required to be recovered from previously deferred gas costs.   Gas energy cost adjustment revenues were also impacted by higher wholesale prices and lower volumes for the three months ended June 30, 2011 as compared to the prior year.  Lower RDMs are a result of greater excess of actual delivery revenue in the current year over the levels provided in PSC approved rates as compared to the excess in the prior year.  Central Hudson set aside this excess revenue for future customer benefit.

Revenues with matching offsets increased for both electric and gas during the three and six months ended June 30, 2011 as compared to the same periods in 2010 due to an increase in rates related to new NYS energy efficiency programs.

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

Total utility operating expenses decreased 5% in the three months ended June 30, 2011 compared to the same period in 2010 and increased 5% on a year-to-date year-over-year comparison.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended			Six Months Ended
	June 30,		Increase /	June 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$37,795	$52,649	$(14,854)	$108,063	$119,523	$(11,460)
Purchased natural gas	14,691	14,217	474	55,938	51,405	4,533
Temporary State Assessment	4,725	3,972	753	11,270	9,538	1,732
Pension	6,377	6,914	(537)	14,496	15,693	(1,197)
OPEB	1,528	1,610	(82)	3,478	3,637	(159)
NYS energy programs	6,363	5,472	891	14,960	10,728	4,232
MGP site remediations	1,057	657	400	2,273	1,452	821
Other matched expenses	4,894	3,593	1,301	10,817	8,914	1,903
Subtotal	77,430	89,084	(11,654)	221,295	220,890	405

Other Expense Variations:
Tree trimming	4,679	3,280	1,399	10,500	5,856	4,644
Property taxes	8,086	7,548	538	17,457	15,073	2,384
Weather related service restoration (2)	1,163	1,295	(132)	6,134	4,191	1,943
Depreciation	8,960	8,422	538	17,881	16,836	1,045
Uncollectible expense	1,270	1,383	(113)	3,346	3,772	(426)
Uncollectible deferrals	-	(3,702)	3,702	-	(3,702)	3,702
Purchased natural gas incentive arrangements	599	537	62	1,150	997	153
Other expenses	28,008	28,631	(623)	55,908	53,855	2,053
Subtotal	52,765	47,394	5,371	112,376	96,878	15,498
Total Operating Expenses	$130,195	$136,478	$(6,283)	$333,671	$317,768	$15,903

(1)	Includes expenses that, in accordance with the 2009 and 2010 Rate Orders, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)
Three and six months ended June 30, 2010 does not include $19.3 million in incremental costs related to the February 2010 significant storm event deferred for future recovery from customers.  See further discussion below.

In addition to the required adjustment to match revenues collected from customers, the variation in purchased electricity for the three and six months ended June 30, 2011 compared to the same period in the prior year was driven primarily by lower purchased volumes and lower wholesale prices partially reduced by higher revenues collected for previously deferred purchased electricity cost.  The increase in purchased natural gas for the three months ended June 30, 2011 compared to 2010 is the result of higher revenues collected for previously deferred purchased gas costs and higher wholesale prices partially reduced by lower purchased volumes.  The increase in purchased gas for the six months ended June 30, 2011 was primarily driven by higher revenues collected for the recovery of previously deferred purchased gas costs and higher purchased volumes, partially reduced by lower wholesale prices.

Variations in other expenses currently matched to revenues, including increases in NYS energy programs, Temporary State Assessment, MGP site remediations and other matched expenses and decreases in pensions and OPEBs are due to a change in the level of expenses recorded, with a corresponding change in revenues resulting from a change in the amounts included in delivery rates as authorized in the 2010 Rate Order.

Weather related service restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  The increase in expenses associated with tree-trimming in the second quarter of 2011 and year-to-date is a result of accelerated trimming in 2011 to take advantage of contractor crew availability, favorable trimming and pricing conditions.  In addition the reassignment of tree trimming crews to assist with the restoration efforts for the significant storm event during the last week of February 2010 led to an increase in year-over-year tree trimming expenses.  These 2010 costs do not include incremental costs from this major storm event, such as the costs of mutual aid crews and contractors from other areas and overtime costs for Central Hudson crews, which were deferred for future recovery from customers.  Central Hudson filed a petition with the PSC for approval and recovery on September 23, 2010.  On April 14, 2011 the Commission issued an Order authorizing deferral of $18.8 million of the incremental electric storm restoration expense.  Central Hudson recorded $0.8 million of storm costs from the February 2010 storm disallowed by the Commission in its April 14th Order in the first quarter of 2011.

The increase in expenses related to the uncollectible deferral is due to Central Hudson deferring for future recovery $2.6 million in uncollectible expense over rate allowances for the rate year ended June 30, 2010.  In addition, Central Hudson deferred an additional $1.1 million of gas uncollectible expense during the second quarter of 2010 based on the PSC Order issued in May 2010, which covered the calendar year 2009 rather than the rate year ended June 30, 2009 as requested by the company.  Central Hudson did not record uncollectible deferrals in the three or six month periods ending June 30, 2011.

Other Income

Other income and deductions for Central Hudson for the three months ended June 30, 2011, remained consistent with the same period in the prior year and increased $0.8 million for the six months ended June 30, 2011 compared to the prior year.  For both the three and six month period, increases in regulatory adjustments related to changes in interest costs on Central Hudson’s variable rate debt resulted from the redemption of Series C and D notes in December 2010 with proceeds from the Series G medium term notes.  Additional increases included increase in regulatory carrying charges from customers related to pension costs and MGP and interest on undercollected gas cost adjustments.  These increases were offset by decreases in carrying charges from customers relating to deferral costs of the February 2010 storm event and the deferred uncollectible expense noted above.  For the six months ended June 30, 2011, the increases were only partially offset by the decreases noted.

Interest Charges

Central Hudson’s interest charges increased $1.1 million and $2.0 million for the three and six months ended June 30, 2011 compared to the same period in 2010.  The increase is primarily the result of the higher interest rates associated with the $82.2 million medium-term notes issued in December 2010 compared to the $82.2 million variable rate series C and D notes retired in December 2010.  An overall higher outstanding debt balance during the three and six months ended June 30, 2011 as compared to the same periods in 2010 also resulted in increased interest charges.

Income Taxes

Income taxes for Central Hudson decreased $1.6 million and $4.8 million for the three and six months ended June 30, 2011 when compared to the same period in 2010 primarily due to a decrease in pre-tax book income.

CH Energy Group

In addition to the impacts on Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended June 30,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$207,652	$200,238	$7,414	3.7%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	101,313	99,716	1,597	1.6%
Depreciation and amortization	10,295	9,719	576	5.9%
Other operating expenses	79,849	71,819	8,030	11.2%
Total Operating Expenses	191,457	181,254	10,203	5.6%
Operating Income	16,195	18,984	(2,789)	(14.7	) %
Other Income (Deductions), net	1,329	524	805	153.6%
Interest Charges	8,264	7,137	1,127	15.8%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	9,260	12,371	(3,111)	(25.1	) %
Income Taxes	2,990	4,599	(1,609)	(35.0	) %
Net income from continuing operations	6,270	7,772	(1,502)	(19.3	) %
Net loss from discontinued operations, net of tax	(73)	(1,184)	1,111	93.8%
Non-controlling interest in subsidiary	-	(419)	419	100.0%
Dividends declared on Preferred Stock of subsidiary	242	242	-	-%
Net income attributable to CH Energy Group	$5,955	$6,765	$(810)	(12.0	) %

	Six Months Ended June 30,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$535,206	$500,210	$34,996	7.0%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	289,145	267,010	22,135	8.3%
Depreciation and amortization	20,574	19,409	1,165	6.0%
Other operating expenses	175,078	153,628	21,450	14.0%
Total Operating Expenses	484,797	440,047	44,750	10.2%
Operating Income	50,409	60,163	(9,754)	(16.2	) %
Other Income (Deductions), net	3,232	1,254	1,978	157.7%
Interest Charges	16,485	14,408	2,077	14.4%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	37,156	47,009	(9,853)	(21.0	) %
Income Taxes	13,665	18,631	(4,966)	(26.7	) %
Net income from continuing operations	23,491	28,378	(4,887)	(17.2	) %
Net loss from discontinued operations, net of tax	(104)	(1,075)	971	90.3%
Non-controlling interest in subsidiary	-	(385)	385	100.0%
Dividends declared on Preferred Stock of subsidiary	485	485	-	-%
Net income attributable to CH Energy Group	$22,902	$27,203	$(4,301)	(15.8	) %

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions, changes in our customer base and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Three Months Ended June 30,		Increase / (Decrease) in			Three Months Ended June 30,		Increase / (Decrease) in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Heating Oil
Base company volume(2)	3,208	2,573	635	25%		3,310	3,482	(172)	(5	) %
Acquisitions volume	42	-	42	-%		43	-	43	-%
Total Heating Oil	3,250	2,573	677	26%		3,353	3,482	(129)	(4	) %

Motor Fuels
Base company volume(2)	11,094	12,073	(979)	(8	) %	11,094	12,073	(979)	(8	) %
Acquisitions volume	920	-	920	-%		920	-	920	-%
Total Motor Fuels	12,014	12,073	(59)	-%		12,014	12,073	(59)	-%

Propane and Other
Base company volume(2)	120	98	22	22%		123	125	(2)	(2	) %
Total Propane and Other	120	98	22	22%		123	125	(2)	(2	) %

Total
Base company volume(2)	14,422	14,744	(322)	(2	) %	14,527	15,680	(1,153)	(7	) %
Acquisitions volume	962	-	962	-%		963	-	963	-%
Total	15,384	14,744	640	4%		15,490	15,680	(190)	(1	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company” excludes any impact from acquisitions made by Griffith in 2011.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Six Months Ended June 30,		Increase / (Decrease) in			Six Months Ended June 30,		Increase / (Decrease) in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Heating Oil
Base company volume(2)	18,865	20,816	(1,951)	(9	) %	18,871	21,341	(2,470)	(12	) %
Acquisitions volume	394	-	394	-%		394	-	394	-%
Total Heating Oil	19,259	20,816	(1,557)	(7	) %	19,265	21,341	(2,076)	(10	) %

Motor Fuels
Base company volume(2)	21,138	22,647	(1,509)	(7	) %	21,138	22,647	(1,509)	(7	) %
Acquisitions volume	1,398	-	1,398	-%		1,398	-	1,398	-%
Total Motor Fuels	22,536	22,647	(111)	-%		22,536	22,647	(111)	-%

Propane and Other
Base company volume(2)	634	651	(17)	(3	) %	634	666	(32)	(5	) %
Total Propane and Other	634	651	(17)	(3	) %	634	666	(32)	(5	) %

Total
Base company volume(2)	40,637	44,114	(3,477)	(8	) %	40,643	44,654	(4,011)	(9	) %
Acquisitions volume	1,792	-	1,792	-%		1,792	-	1,792	-%
Total	42,429	44,114	(1,685)	(4	) %	42,435	44,654	(2,219)	(5	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company” excludes any impact from acquisitions made by Griffith in 2011.

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil - Base Company	21%	22%	17%	22%	45%	45%	47%	48%
Motor Fuels - Base Company	78%	77%	82%	77%	53%	53%	51%	51%
Propane and Other - Base Company	1%	1%	1%	1%	2%	2%	2%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Sales of petroleum products increased 4% in the three months ended June 30, 2011 compared to the same period in 2010 due primarily to acquisitions completed in 2011 and the third quarter of 2010. Additionally, weather was 43% colder for the three months ended June 30, 2011 in comparison to the same period in 2010 as measured by adjusted degree days.

Sales of petroleum products decreased 4% in the six months ended June 30, 2011 compared to the same period in 2010 due primarily to customer conservation in response to higher oil prices, partially offset by an increase in sales related to acquisitions.

Gross Profit

A breakdown of Griffith's gross profit by product and service line for the three and six months ended June 30, 2011 and 2010 illustrated below (Dollars in Thousands):

	Three Months Ended June 30,
Product and Service Line	2011		2010
Heating oil - Base Company	$2,282	25%	$1,631	20%
Heating oil - Acquisitions	28	-%	-	-%
Motor fuels - Base Company	2,805	31%	2,911	36%
Motor fuels - Acquisitions	243	3%	-	-%
Other fuels - Base Company	159	2%	142	2%
Service and installations - Base Company	3,233	36%	3,265	40%
Service and installations - Acquisitions	18	-%	-	-%
Other - Base Company	289	3%	180	2%
Other - Acquisitions	(5)	-%	-	-%
Total	$9,052	100%	$8,129	100%

	Six Months Ended June 30,
Product and Service Line	2011		2010
Heating oil - Base Company	$15,496	54%	$15,525	54%
Heating oil - Acquisitions	237	1%	-	-%
Motor fuels - Base Company	5,098	18%	5,254	19%
Motor fuels - Acquisitions	381	1%	-	-%
Other fuels - Base Company	875	3%	922	3%
Service and installations - Base Company	6,163	21%	6,234	22%
Service and installations - Acquisitions	40	-%	-	-%
Other - Base Company	580	2%	553	2%
Total	$28,870	100%	$28,488	100%

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended			Six Months Ended
	June 30,		Increase /	June 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenues
Heating Oil(1)	$12,236	$7,127	$5,109	$68,760	$60,236	$8,524
Heating Oil - Acquisitions	161	-	161	1,364	-	1,364
Motor Fuels(1)	37,817	29,464	8,353	68,853	54,639	14,214
Motor Fuels - Acquisitions	3,121	-	3,121	4,666	-	4,666
Other(1)	694	587	107	3,018	2,462	556
Service Revenues(1)	4,785	4,933	(148)	9,035	9,241	(206)
Service Revenues - Acquisitions	21	-	21	59	-	59
Total	$58,835	$42,111	$16,724	$155,755	$126,578	$29,177

(1)	These line items exclude the impact of acquisitions made by Griffith in 2011 and 2010 for the analysis which compares the three and six months ended June 30, 2011 to 2010.

Revenues, net of the effect of weather hedging contracts increased in the three and six months ended June 30, 2011 compared to the same period in 2010, due primarily to an increase in wholesale prices partially offset by a decline in sales volume.

Operating Expenses

For the three months ended June 30, 2011, operating expenses increased $16.6 million, or 37%, from $44.3 million in 2010 to $60.9 million in 2011.  The cost of petroleum products increased $15.9 million, or 49%, due to higher wholesale market prices.

Other operating expenses increased $0.7 million for the three months ended June 30, 2011 when compared to the same period in 2010 due primarily to increased insurance and bad debt expenses.  The increase in other operating expenses was driven by favorable events in 2010 that did not recur in 2011 such as a payment on an insurance claim in 2010 relating to a 2009 incident and uncharacteristically low bad debt expense in 2010.

For the six months ended June 30, 2011, operating expenses increased $28.9 million, or 24%, from $121.4 million in 2010 to $150.3 million in 2011.  The cost of petroleum products increased $28.9 million, or 30%, due to higher wholesale market prices.

There was minimal change in other operating expenses for the six months ended June 30, 2011 when compared to the same period in 2010.

Other Businesses and Investments

Revenues and Operating Expenses

Revenue and operating expenses of other businesses and investments include the results of operations of CH-Greentree and CH-Auburn and are included in the Consolidated Financial Statements of CH Energy Group.  Results remained constant for these CHEC subsidiaries during the three and six months ended June 30, 2011 as compared to the same periods in the prior year.

Revenues and operating expenses associated with Lyonsdale and CH Shirley Wind are included in the discontinued operations section in the Consolidated Financial Statements of CH Energy Group.  Revenues were essentially unchanged for the three months ended June 30, 2011 and increased $0.2 million in six months ended June 30, 2011 compared to the same periods in 2010.  Operating expenses decreased $2.2 million and $1.9 million for the three and six months ended June 30, 2011, respectively.  The primary drivers of these results included Lyonsdale’s lower plant capacity factor, unplanned outages in the months prior to the sale of the plant and the sale which was effective on May 1, 2011.  Additionally, CH Shirley Wind became operational in early 2011.

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) for the three and six months ended June 30, 2011 increased by $0.7 and $0.8 million compared to the same periods in 2010.  The increase in other income and deductions is primarily the result of a decrease in business development costs for the three and six months ended June 30, 2011 in addition to the combined benefit of the activity related to the divestiture of the renewable energy assets and higher interest income.  Additional increases in both periods in 2011 compared to prior periods is due to the losses incurred in 2010 related to Cornhusker operations.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group decreased $1.6 million and $5.0 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to a decrease in pre-tax book income and the impact on the effective rate due to a 2011 adjustment to NYS excess deferred taxes.

CAPITAL RESOURCES AND LIQUIDITY

CH Energy Group's book value per share of its Common Stock decreased from $34.03 at December 31, 2010, to $34.02 at June 30, 2011.  Common equity comprised 49.4% of total capital (including short-term debt) at June 30, 2011, a decrease from 50.6% at December 31, 2010.  The changes in book value per share of common stock and common equity ratio reflect the net impact of retained earnings and share repurchases during the six months ended June 30, 2011.  Book value per share at June 30, 2010 was $34.40 and the common equity ratio was 51.5%.

Cash Flow Summary - CH Energy Group and Central Hudson

           Changes in CH Energy Group’s and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	CH Energy Group		Central Hudson
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Cash Provided By/(Used In):
Operating Activities	$75.5	$22.3	$82.1	$27.6
Investing Activities	(36.4)	(37.3)	(38.0)	(34.2)
Financing Activities	(24.7)	(14.7)	(22.7)	2.4
Cash Included in Current Assets Held for Sale	(1.6)	-	-	-
Net change for the period	12.8	(29.7)	21.4	(4.2)
Balance at beginning of period	29.4	73.4	9.6	4.8
Balance at end of period	$42.2	$43.7	$31.0	$0.6

Central Hudson’s cash and cash equivalents increased by $31.0 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.  CH Energy Group’s cash and cash equivalents increased $42.2 million and $43.7 million for the six months ended June 30, 2011 and 2010, respectively.

Central Hudson’s net cash provided by operations was $82.1 million and $27.6 million for the six months ended June 30, 2011 and 2010, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs in the first half of 2011. In 2010, excluding the contributions to Central Hudson’s pension and OPEB plans which totaled $35.4 million for the six months ended June 30, 2010; cash provided by sales also exceeded the period’s expenses and working capital needs.  Central Hudson contributed $33.5 million to its pension and OPEB plans during 2011.  Recovery of previously deferred electric and natural gas costs and lower wholesale prices during the six months ended June 30, 2011, contributed to the increase in cash provided by operating activities.  In addition, net cash provided by operating activities at CH Energy Group was negatively impacted during the six months ended June 30, 2011 primarily due to an increase in Griffith's working capital.

Central Hudson’s net cash used in investing activities of $38.0 million and $34.2 million in the six months ended June 30, 2011 and 2010, respectively, was primarily for investments in Central Hudson’s electric and natural gas transmission and distribution systems.  Proceeds from the sale of Lyonsdale reduced by additional investments in Shirley Wind and Griffith as well as acquisitions made by Griffith in the first quarter of 2011 impacted net cash used in investing activities of CH Energy Group for the six months ended June 30, 2011.

Central Hudson’s net cash (used in) provided by financing activities was ($22.7) million and $2.4 million, respectively, for the six months ended June 30, 2011 and 2010.  During 2011, Central Hudson paid dividends of $22.0 million to parent CH Energy Group.  No dividends were paid to parent during the six months ended June 30, 2010 and CH Energy Group’s borrowings for the six months ended June 30, 2011 were used primarily to supplement working capital.  In addition to dividends paid on common stock in both periods, CH Energy Group repurchased and returned to treasury shares of $18.6 million in the six months ended June 30, 2011.

Capitalization – Issuance of Treasury Stock

Effective July 1, 2011, employer matching contributions to an eligible employee’s Central Hudson Savings Incentive Plan (“SIP”) will be paid in either cash or in CH Energy Stock.  Central Hudson expects to make employer matching contributions to the SIP with the issuance of treasury shares.

For information regarding equity compensation and the purchase of treasury shares, see Note 11 - “Equity Based Compensation” of this Quarterly Report on Form 10-Q.

Contractual Obligations

Other contractual obligations and commitments of CH Energy Group are disclosed in Note 12 – “Commitments and Contingencies” of this Quarterly Report on Form 10-Q under the caption “Electric Purchase Commitments.”

Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, the discount rate, expected return on plan assets, legislative requirements, regulatory considerations, and available corporate resources.  The amount of the Retirement Plan’s liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Funding for the Retirement Plan totaled $32.0 million and $31.4 million for the six months ended June 30, 2011 and 2010, respectively. No additional funding of the plan is expected for the remainder of 2011.

During the six months ended June 30, 2011 and 2010 employer contributions for OPEB plans were $1.2 million and $3.8 million, respectively.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, regulatory considerations and corporate resources. No additional funding of the plan is expected for the remainder of 2011.

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

At June 30, 2011, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

Outstanding Balances
(In Thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010
CH Energy Group Holding Company:
Current maturities of long-term debt at Holding Company	$973	$941	$-
$150 million revolving credit facility at Holding Company	12,000	-	-

Central Hudson:
Current maturities of long-term debt	36,000	-	24,000
$125 million revolving credit facility	-	-	3,000

CH Energy Group Consolidated:
Current maturities of long-term debt at Holding Company and Central Hudson	36,973	941	24,000
$150 million revolving credit facility at Holding Company, $125 million at Central Hudson	12,000	-	3,000

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

NYSERDA

Central Hudson’s Series B NYSERDA Bonds total $33.7 million at June 30, 2011.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and do not have any impact on earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B Bonds, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2012.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.

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

Background:  On September 23, 2010, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $19.4 million incremental electric storm restoration expense, $2.6 million incremental electric bad debt write-off expense, $1.9 million incremental electric property tax expense and $0.7 million incremental gas property tax expense above the respective rate allowances during the twelve months ended June 30, 2010.  In December 2010, Central Hudson provided an update and amended the incremental storm expense deferral request to $19.7 million.  The petition also requested approval for recovery via offsets of the foregoing against significant tax refunds resulting from a change in the way Central Hudson treats certain capital expenditures for tax purposes.  Additional offsets against other deferred items, notably including MGP site investigation and remediation costs were also included in the petition given the size of the tax refunds.  On April 14, 2011, the Commission issued an Order authorizing deferral of $18.8 million (denial of $0.8 million) of the incremental electric storm restoration expense and the $2.6 million of incremental bad debt expense and denying deferral of the Company’s $2.6 million of incremental electric and gas property tax expense.  The PSC also approved the ratemaking treatment proposed by the Company in its filing and the offsets have been recorded as of March 31, 2011.  On May 13, 2011, Central Hudson filed a Petition for Clarification and Rehearing on the PSC’s April 14, 2011 Order.  The petition seeks clarification concerning recovery of the costs to achieve and rehearing for reconsideration and recovery of a portion of certain costs denied by the Commission for deferral accounting treatment proposed by the Company in its September 23, 2010 petition filing related to the incremental electric storm restoration expense.  Central Hudson cannot predict the final outcome of this proceeding.

Management Audit
(Case 09-M-0764 – Comprehensive Management Audit of Central Hudson Gas & Electric Business)

Background:  In February 2010, the PSC selected NorthStar Consulting Group (“NorthStar”) as the independent third-party consultant to conduct a comprehensive management audit of Central Hudson’s construction planning processes and operational efficiencies of its electric and gas businesses.  The PSC is allowed to audit New York utilities every five years.  Audit work officially commenced on March 24, 2010.  In October 2010, the audit scope was expanded to examine affiliate transactions and accounting.  A final report to the PSC of NorthStar’s findings and recommendations was completed February 28, 2011.  On March 25, 2011, Central Hudson filed its audit comment letter with the PSC.  On May 20, 2011, the Commission accepted NorthStar’s Audit Report and issued its Order directing Central Hudson to file an implementation plan based on the report’s twenty recommendations.  Central Hudson submitted its implementation plan to the Commission on July 1, 2011.  Central Hudson expects DPS Staff to initiate discovery on its implementation plan after their review.  Progress update filings with the Commission are required every four months. No prediction can be made regarding the outcome of the matter at this time.

SIR Proceeding
(Case 11-M-0034 – Proceeding on Motion of the Commission to Commence a Review and Evaluation of the Treatment of the States’ Regulated Utilities’ Site Investigation and Remediation (“SIR”) Costs)

Background:  In February 2011, the PSC initiated a proceeding to review and evaluate the treatment of MGP SIR costs.  In addition to all the NYS gas and electric utilities and DPS Staff, Multiple Intervenors, the NYS Department of Environmental Conservation and the Environmental Energy Alliance are parties to the case.  The proceeding began with a data gathering phase from all utilities on the history of sites and efforts and also to address cost control issues, allocation of responsibility and alternate rate treatments.  In keeping with the Commission’s interest in having this proceeding move forward expeditiously and requiring that recommendations on these issues be presented for its determination before the end of the year, the ALJ has established a case procedure and schedule, adopting a comment oriented proceeding:

·	Staff Discovery:	Ongoing
·	Staff Policy Whitepaper	June 29
·	Technical Conference	July 12
·	Initial Comments	August 4
·	Reply Comments	August 24

In addition to providing the SIR case history, an overview of Federal and NYS regulatory context, MGP sites’ histories, current Commission SIR rate treatment and a discussion of utility comments, Staff’s Whitepaper reports that there does not appear to be any deficiency in utility cost control practices, with adequate controls in place.  Staff also finds that rate recovery for prudent and verifiable legally imposed clean up costs is a reasonable approach and warns that sharing or less than full recovery will have cost capital impacts.  No prediction can be made regarding the outcome of the matter at this time.

During the second quarter of 2011, there has been no significant activity related to the following proceedings:

•	Renewable Portfolio Standard
•	The American Recovery and Reinvestment Act of 2009
•	Energy Efficiency Programs and System Benefit Charge Collections

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended June 30, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
April 1-30, 2011	78,394	$51.26	78,394	1,719,261
May 1-31, 2011	113,920	$53.27	113,920	1,605,341
June 1-30, 2011	-	$-	-	1,605,341
Total	192,314	$52.45	192,314

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
Kimberly J. Wright
Controller

August 9, 2011

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. (Regulation S-K Item 601 Designation)	Exhibit Description
10.1	CH Energy Group, Inc. 2011 Long-Term Equity Incentive Plan [incorporated herein by reference from Appendix A to the Proxy Statement of CH Energy Group, Inc. on March 17, 2011.]

12.1	CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

12.2	Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

31.1.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.1.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

31.2.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1.1	Section 1350 Certification by Mr. Lant.

32.1.2	Section 1350 Certification by Mr. Capone.

32.2.1	Section 1350 Certification by Mr. Lant.

32.2.2	Section 1350 Certification by Mr. Capone.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.