Form 10-Q
period 2011-09-28
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2011-11-09
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

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

As of the close of business on October 31, 2011 (i) CH Energy Group, Inc. had outstanding 14,888,149 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH Energy Group, Inc.	PAGE
Consolidated Statement of Income –
Three and Nine Months Ended September 30, 2011 and 2010	1

Consolidated Statement of Comprehensive Income –
Three and Nine Months Ended September 30, 2011 and 2010	2

Consolidated Statement of Cash Flows –
Nine Months Ended September 30, 2011 and 2010	3

Consolidated Balance Sheet –
September 30, 2011, December 31, 2010 and September 30, 2010	4

Consolidated Statement of Equity –
Nine Months Ended September 30, 2011 and 2010	6

Central Hudson Gas & Electric Corporation
Statement of Income –
Three and Nine Months Ended September 30, 2011 and 2010	7

Statement of Comprehensive Income –
Three and Nine Months Ended September 30, 2011 and 2010	7

Statement of Cash Flows –
Nine Months Ended September 30, 2011 and 2010	8

Balance Sheet –
September 30, 2011, December 31, 2010 and September 30, 2010	9

Statement of Equity –
Nine Months Ended September 30, 2011 and 2010	11

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	12

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues
Electric	$149,706	$165,304	$418,511	$436,362
Natural gas	18,462	18,823	127,941	120,371
Competitive business subsidiaries:
Petroleum products	47,951	34,429	194,612	151,767
Other	4,936	5,101	14,630	14,942
Total Operating Revenues	221,055	223,657	755,694	723,442
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	60,734	76,890	168,797	196,413
Purchased natural gas	6,337	7,217	63,425	59,619
Purchased petroleum	43,564	30,268	167,558	125,352
Other expenses of operation - regulated activities	55,480	58,495	181,460	166,389
Other expenses of operation - competitive business subsidiaries	10,997	11,080	34,870	35,223
Depreciation and amortization	10,180	9,766	30,599	29,049
Taxes, other than income tax	11,760	11,243	36,687	32,626
Total Operating Expenses	199,052	204,959	683,396	644,671
Operating Income	22,003	18,698	72,298	78,771
Other Income and Deductions
Income from unconsolidated affiliates	25	(95)	644	(393)
Interest on regulatory assets and other interest income	1,226	853	4,673	3,487
Impairment of Investments	(3,582)	(11,408)	(3,582)	(11,408)
Regulatory adjustments for interest costs	319	(427)	1,032	(675)
Business development costs	(529)	(216)	(1,027)	(1,018)
Other - net	154	(86)	(887)	(119)
Total Other Income (Deductions)	(2,387)	(11,379)	853	(10,126)
Interest Charges
Interest on long-term debt	6,620	5,591	20,090	16,848
Penalty for early retirement of debt	2,982	-	2,982	-
Interest on regulatory liabilities and other interest	1,553	1,288	4,568	4,439
Total Interest Charges	11,155	6,879	27,640	21,287

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	8,461	440	45,511	47,358
Income Taxes (Benefit)	3,550	(1,360)	17,213	17,278
Net Income from Continuing Operations	4,911	1,800	28,298	30,080

Discontinued Operations
Income (loss) from discontinued operations before tax	(10)	393	1,149	(1,167)
Gain from sale of discontinued operations	2,070	-	841	-
Income tax (benefit) expense from discontinued operations	(1,599)	60	(1,669)	(524)
Net Income (loss) from Discontinued Operations	3,659	333	3,659	(643)

Net Income	8,570	2,133	31,957	29,437

Net Income (loss) attributable to non-controlling interest:
Non-controlling interest in subsidiary	-	112	-	(272)
Dividends declared on Preferred Stock of subsidiary	242	242	727	727
Net income attributable to CH Energy Group	8,328	1,779	31,230	28,982

Dividends declared on Common Stock	8,263	8,545	25,021	25,629
Change in Retained Earnings	$65	$(6,766)	$6,209	$3,353

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT'D) (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common Stock:
Average shares outstanding - Basic	15,126	15,790	15,416	15,783
Average shares outstanding - Diluted	15,314	15,952	15,604	15,954

Income from continuing operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.31	$0.09	$1.79	$1.88
Earnings per share - Diluted	$0.30	$0.09	$1.77	$1.86

Income (loss) from discontinued operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.24	$0.02	$0.24	$(0.04)
Earnings per share - Diluted	$0.24	$0.02	$0.23	$(0.04)

Amounts attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.55	$0.11	$2.03	$1.84
Earnings per share - Diluted	$0.54	$0.11	$2.00	$1.82
Dividends Declared Per Share	$0.56	$0.54	$1.64	$1.62

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$8,570	$2,133	$31,957	$29,437

Other Comprehensive Income:
Fair value of cash flow hedges:
Unrealized (loss)/gains - net of tax of $0 and $0 in 2011 and $0 and ($13) in 2010, respectively	-	-	-	19
Reclassification for gains realized in net income - net of tax of $0 and $0 in 2011 and $0 and $35 in 2010, respectively	-	-	-	(52)
Net unrealized gains/(losses) recorded from investments held by equity method investees - net of tax of ($37) and ($10) in 2011 and ($7) and ($78) in 2010, respectively	56	10	15	117

Other comprehensive income	56	10	15	84

Comprehensive Income	8,626	2,143	31,972	29,521

Comprehensive income attributable to non-controlling interest	242	354	727	455

Comprehensive income attributable to CH Energy Group	$8,384	$1,789	$31,245	$29,066

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income	$31,957	$29,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,614	27,055
Amortization	3,120	2,907
Deferred income taxes - net	15,061	25,618
Bad debt expense	6,049	2,410
Impairment of investments	3,582	11,408
Distributed (undistributed) equity in earnings of unconsolidated affiliates	(644)	756
Pension expense	20,725	22,728
Other post-employment benefits ("OPEB") expense	5,203	4,883
Regulatory liability - rate moderation	(7,849)	(14,019)
Revenue decoupling mechanism recorded	4,956	(1,568)
Regulatory asset amortization	3,524	3,451
(Gain) loss on sale of assets	(897)	11
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	2,380	6,546
Fuel, materials and supplies	(843)	(2,298)
Special deposits and prepayments	2,779	211
Income and other taxes	(1,773)	(10,772)
Accounts payable	(18,092)	(4,279)
Accrued interest	1,566	218
Customer advances	(508)	(3,640)
Pension plan contribution	(32,536)	(31,854)
OPEB contribution	(1,184)	(4,275)
Revenue decoupling mechanism collected	2,388	4,271
Regulatory asset - storm deferral	(3,441)	(16,720)
Regulatory asset - manufactured gas plant ("MGP") site remediation	3,761	(10,802)
Regulatory asset - Temporary State Assessment	(2,169)	(3,112)
Deferred natural gas and electric costs	22,164	5,052
Other - net	6,895	7,655
Net cash provided by operating activities	94,788	51,278

Investing Activities:
Proceeds from sale of assets	42,234	40
Additions to utility and other property and plant	(61,755)	(75,771)
Acquisitions made by competitive business subsidiaries	(2,255)	(749)
Proceeds from federal grants	14,744	-
Other - net	(3,022)	(3,910)
Net cash used in investing activities	(10,054)	(80,390)

Financing Activities:
Redemption of long-term debt	(20,464)	(24,000)
Proceeds from issuance of long-term debt	33,400	40,000
Borrowings of short-term debt - net	5,000	-
Dividends paid on Common Stock	(25,290)	(25,619)
Dividends paid on Preferred Stock of subsidiary	(727)	(727)
Shares repurchased	(48,612)	-
Other - net	(647)	(293)
Net cash used in financing activities	(57,340)	(10,639)
Net Change in Cash and Cash Equivalents	27,394	(39,751)
Cash and Cash Equivalents at Beginning of Period	29,420	73,436
Cash and Cash Equivalents at End of Period	$56,814	$33,685

Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,276	$17,189
Federal and state taxes paid	$17,150	$21,208
Additions to plant included in liabilities	$3,997	$2,685
Regulatory asset - storm deferral costs in liabilities	$9,396	$2,648

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2011	2010	2010
ASSETS
Utility Plant
Electric	$988,319	$963,261	$945,139
Natural gas	301,989	292,358	288,052
Common	142,201	142,255	143,918
Gross Utility Plant	1,432,509	1,397,874	1,377,109

Less: Accumulated depreciation	385,198	395,776	393,514
Net	1,047,311	1,002,098	983,595

Construction work in progress	63,996	52,607	55,468
Net Utility Plant	1,111,307	1,054,705	1,039,063

Non-Utility Property & Plant
Griffith non-utility property & plant	30,795	29,881	29,177
Other non-utility property & plant	6,181	64,059	62,488
Gross Non-Utility Property & Plant	36,976	93,940	91,665

Less: Accumulated depreciation - Griffith	21,656	20,519	20,071
Less: Accumulated depreciation - other	1,121	5,108	4,576
Net Non-Utility Property & Plant	14,199	68,313	67,018

Current Assets
Cash and cash equivalents	56,814	29,420	33,685
Accounts receivable from customers - net of allowance for doubtful accounts of $6.5 million, $6.7 million and $7.0 million, respectively	90,155	99,402	84,091
Accrued unbilled utility revenues	11,320	16,233	10,862
Other receivables	8,618	8,006	7,686
Fuel, materials and supplies	25,530	25,447	27,182
Regulatory assets	43,407	89,905	106,607
Income tax receivable	2,822	2,802	47,819
Fair value of derivative instruments	42	146	86
Special deposits and prepayments	19,836	22,869	21,149
Accumulated deferred income tax	12,956	-	-
Total Current Assets	271,500	294,230	339,167

Deferred Charges and Other Assets
Regulatory assets - pension plan	121,238	142,647	144,781
Regulatory assets - other	105,899	90,264	79,571
Goodwill	36,538	35,940	35,956
Other intangible assets - net	12,682	12,867	13,431
Unamortized debt expense	5,017	4,774	5,092
Investments in unconsolidated affiliates	3,043	6,681	6,656
Other investments	14,422	12,883	12,052
Other	6,175	5,971	7,193
Total Deferred Charges and Other Assets	305,014	312,027	304,732
Total Assets	$1,702,020	$1,729,275	$1,749,980

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2011	2010	2010
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 14,885,037 shares, 15,799,262 shares and 15,823,926 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	350,693	350,360	350,444
Retained earnings	236,551	230,342	229,352
Treasury stock - 1,977,050 shares, 1,062,825 shares and 1,038,161 shares, respectively	(93,210)	(44,887)	(43,652)
Accumulated other comprehensive income	474	459	268
Capital stock expense	(328)	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	495,866	537,632	537,770
Non-controlling interest in subsidiary	-	172	1,113
Total Equity	495,866	537,804	538,883
Preferred Stock of subsidiary	21,027	21,027	21,027
Long-term debt	446,466	502,959	503,900
Total Capitalization	963,359	1,061,790	1,063,810
Current Liabilities
Current maturities of long-term debt	70,373	941	-
Notes payable	5,000	-	-
Accounts payable	47,915	57,059	42,252
Accrued interest	7,964	6,398	6,285
Dividends payable	8,505	8,774	8,787
Accrued vacation and payroll	6,956	6,663	6,676
Customer advances	18,801	19,309	18,810
Customer deposits	6,651	7,727	7,982
Regulatory liabilities	12,444	18,596	16,461
Fair value of derivative instruments	12,778	13,183	35,184
Accrued environmental remediation costs	5,227	2,233	5,593
Deferred revenues	3,699	4,650	3,723
Accumulated deferred income tax	-	9,634	9,109
Other	14,565	18,961	14,553
Total Current Liabilities	220,878	174,128	175,415
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	12,038	6,976	4,936
Regulatory liabilities - other	110,280	99,793	99,395
Operating reserves	3,414	3,187	3,938
Fair value of derivative instruments	3,193	11,698	-
Accrued environmental remediation costs	11,937	4,312	3,468
Accrued OPEB costs	46,426	45,367	45,367
Accrued pension costs	76,414	102,555	128,379
Tax reserve	9,668	11,486	8,322
Other	18,831	16,967	16,034
Total Deferred Credits and Other Liabilities	292,201	302,341	309,839
Accumulated Deferred Income Tax	225,582	191,016	200,916
Commitments and Contingencies
Total Capitalization and Liabilities	$1,702,020	$1,729,275	$1,749,980

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2009	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887
Comprehensive income:
Net income							29,709		(272)	29,437
Dividends declared on Preferred Stock of subsidiary							(727)			(727)
Change in fair value:
Derivative instruments								19		19
Investments								117		117
Reclassification adjustments for gains recognized in net income								(52)		(52)
Dividends declared on common stock							(25,629)			(25,629)
Treasury shares activity - net			19,364	754	77					831
Balance at September 30, 2010	16,862,087	$1,686	(1,038,161)	$(43,652)	$350,444	$(328)	$229,352	$268	$1,113	$538,883

Balance at December 31, 2010	16,862,087	$1,686	(1,062,825)	$(44,887)	$350,360	$(328)	$230,342	$459	$172	$537,804
Comprehensive income:
Net income							31,957			31,957
Dividends declared on Preferred Stock of subsidiary							(727)			(727)
Sale of majority owned subsidiary									(172)	(172)
Change in fair value:
Investments								15		15
Dividends declared on common stock							(25,021)			(25,021)
Treasury shares activity - net			(914,225)	(48,323)	333					(47,990)
Balance at September 30, 2011	16,862,087	$1,686	(1,977,050)	$(93,210)	$350,693	$(328)	$236,551	$474	$-	$495,866

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues
Electric	$149,706	$165,304	$418,511	$436,362
Natural gas	18,462	18,823	127,941	120,371
Total Operating Revenues	168,168	184,127	546,452	556,733

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	60,734	76,890	168,796	196,413
Purchased natural gas	6,337	7,217	63,425	59,619
Other expenses of operation	55,480	58,495	181,460	166,389
Depreciation and amortization	8,909	8,526	26,791	25,362
Taxes, other than income tax	11,644	11,142	36,303	32,255
Total Operating Expenses	143,104	162,270	476,775	480,038

Operating Income	25,064	21,857	69,677	76,695

Other Income and Deductions
Interest on regulatory assets and other interest income	1,209	853	4,646	3,486
Regulatory adjustments for interest costs	319	(427)	1,032	(675)
Other - net	327	(168)	(636)	(206)
Total Other Income	1,855	258	5,042	2,605

Interest Charges
Interest on long-term debt	5,872	4,785	17,668	14,371
Interest on regulatory liabilities and other interest	1,529	1,279	4,517	4,430
Total Interest Charges	7,401	6,064	22,185	18,801

Income Before Income Taxes	19,518	16,051	52,534	60,499

Income Taxes	7,853	6,311	20,858	24,125

Net Income	11,665	9,740	31,676	36,374

Dividends Declared on Cumulative Preferred Stock	242	242	727	727

Income Available for Common Stock	$11,423	$9,498	$30,949	$35,647

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$11,665	$9,740	$31,676	$36,374
Other Comprehensive Income	-	-	-	-
Comprehensive Income	$11,665	$9,740	$31,676	$36,374

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income	$31,676	$36,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,463	24,159
Amortization	1,328	1,203
Deferred income taxes - net	19,975	19,490
Bad debt expense	5,075	1,835
Pension expense	20,725	22,728
OPEB expense	5,203	5,344
Regulatory liability - rate moderation	(7,849)	(14,019)
Revenue decoupling mechanism recorded	4,956	(1,568)
Regulatory asset amortization	3,524	3,451
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	1,690	(1,646)
Fuel, materials and supplies	(2,550)	(3,100)
Special deposits and prepayments	1,563	1,997
Income and other taxes	(682)	4,425
Accounts payable	(10,420)	1,507
Accrued interest	1,346	(617)
Customer advances	(3,597)	(4,554)
Pension plan contribution	(32,536)	(31,854)
OPEB contribution	(1,184)	(4,275)
Revenue decoupling mechanism collected	2,388	4,271
Regulatory asset - storm deferral	(3,441)	(16,720)
Regulatory asset - MGP site remediation	3,761	(10,802)
Regulatory asset - Temporary State Assessment	(2,169)	(3,112)
Deferred natural gas and electric costs	22,164	5,052
Other - net	10,658	11,971
Net cash provided by operating activities	97,067	51,540

Investing Activities:
Additions to utility plant	(57,434)	(49,424)
Other - net	(3,705)	(3,964)
Net cash used in investing activities	(61,139)	(53,388)

Financing Activities:
Redemption of long-term debt	-	(24,000)
Proceeds from issuance of long-term debt	33,400	40,000
Dividends paid to parent - CH Energy Group	(33,000)	-
Dividends paid on cumulative Preferred Stock	(727)	(727)
Other - net	(647)	(294)
Net cash (used in) provided by financing activities	(974)	14,979

Net Change in Cash and Cash Equivalents	34,954	13,131
Cash and Cash Equivalents - Beginning of Period	9,622	4,784
Cash and Cash Equivalents - End of Period	$44,576	$17,915

Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,036	$15,416
Federal and state taxes paid	$16,113	$15,656
Additions to plant included in liabilities	$3,997	$2,183
Regulatory asset - storm deferral costs in liabilities	$9,396	$2,648

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2011	2010	2010
ASSETS
Utility Plant
Electric	$988,319	$963,261	$945,139
Natural gas	301,989	292,358	288,052
Common	142,201	142,255	143,918
Gross Utility Plant	1,432,509	1,397,874	1,377,109

Less: Accumulated depreciation	385,198	395,776	393,514
Net	1,047,311	1,002,098	983,595

Construction work in progress	63,996	52,607	55,468
Net Utility Plant	1,111,307	1,054,705	1,039,063

Non-Utility Property and Plant	681	681	681
Less: Accumulated depreciation	36	35	34
Net Non-Utility Property and Plant	645	646	647

Current Assets
Cash and cash equivalents	44,576	9,622	17,915
Accounts receivable from customers - net of allowance for doubtful accounts of $5.2 million, $5.3 million and $5.5 million, respectively	66,859	67,185	66,926
Accrued unbilled utility revenues	11,320	16,233	10,862
Other receivables	4,679	10,328	3,833
Fuel, materials and supplies - at average cost	22,577	20,027	24,405
Regulatory assets	43,407	89,905	106,607
Income tax receivable	-	-	41,465
Fair value of derivative instruments	-	34	-
Special deposits and prepayments	15,697	17,184	16,375
Accumulated deferred income tax	6,593	-	-
Total Current Assets	215,708	230,518	288,388

Deferred Charges and Other Assets
Regulatory assets - pension plan	121,238	142,647	144,781
Regulatory assets - other	105,899	90,264	79,571
Unamortized debt expense	5,017	4,774	5,092
Other investments	14,008	12,511	11,710
Other	2,217	3,009	4,152
Total Deferred Charges and Other Assets	248,379	253,205	245,306

Total Assets	$1,576,039	$1,539,074	$1,573,404

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2011	2010	2010
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock, 30,000,000 shares authorized; 16,862,087 shares issued and outstanding, $5 par value	$84,311	$84,311	$84,311
Paid-in capital	199,980	199,980	199,980
Retained earnings	162,847	164,898	160,397
Capital stock expense	(4,961)	(4,961)	(4,961)
Total Equity	442,177	444,228	439,727

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	417,903	453,900	453,900
Total Capitalization	881,107	919,155	914,654

Current Liabilities
Current maturities of long-term debt	69,400	-	-
Accounts payable	42,229	43,452	37,024
Accrued interest	7,313	5,967	5,020
Dividends payable - Preferred Stock	242	242	242
Dividends payable to parent	-	-	26,000
Accrued vacation and payroll	5,568	5,484	5,311
Customer advances	10,157	13,753	10,449
Customer deposits	6,587	7,654	7,922
Regulatory liabilities	12,444	18,596	16,461
Fair value of derivative instruments	12,778	13,183	35,184
Accrued environmental remediation costs	4,552	1,396	5,106
Accrued income taxes	1,184	113	-
Accumulated deferred income tax	-	13,021	11,746
Other	11,481	13,275	9,694
Total Current Liabilities	183,935	136,136	170,159

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	12,038	6,976	4,936
Regulatory liabilities - other	110,280	99,793	99,395
Operating reserves	2,235	2,068	2,690
Fair value of derivative instruments	3,193	11,698	-
Accrued environmental remediation costs	10,483	1,849	572
Accrued OPEB costs	46,426	45,367	45,367
Accrued pension costs	76,414	102,555	128,379
Tax reserve	9,668	11,486	8,322
Other	17,884	16,109	15,179
Total Deferred Credits and Other Liabilities	288,621	297,901	304,840

Accumulated Deferred Income Tax	222,376	185,882	183,751

Commitments and Contingencies

Total Capitalization and Liabilities	$1,576,039	$1,539,074	$1,573,404

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080
Net income							36,374		36,374
Dividends declared:
On cumulative Preferred Stock							(727)		(727)
On Common Stock to parent - CH Energy Group							(26,000)		(26,000)
Balance at September 30, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$160,397	$-	$439,727

Balance at December 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$164,898	$-	$444,228
Net income							31,676		31,676
Dividends declared:
On cumulative Preferred Stock							(727)		(727)
On Common Stock to parent - CH Energy Group							(33,000)		(33,000)
Balance at September 30, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$162,847	$-	$442,177

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”).  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”).  Operating results of CHEC in 2011 include its wholly owned subsidiaries, Griffith Energy Services, Inc. (“Griffith”) and CH-Greentree, LLC (“CH-Greentree”).  Discontinued operations on CH Energy Group’s Consolidated Statements of Income include the operating results of CHEC’s subsidiaries which were sold in 2011, including Lyonsdale Biomass, LLC (“Lyonsdale”) sold on May 1, 2011, Shirley Wind, LLC (“Shirley Wind”), sold on August 11, 2011 and CH-Auburn, LLC (“CH-Auburn”) sold on September 16, 2011.  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Shirley Delaware for 2011 and 2010 prior to the sale of this subsidiary and Lyonsdale for 2010 prior to the purchase of the minority owner’s interest on October 1, 2010.  Inter-company balances and transactions have been eliminated in consolidation.  See Note 5 – “Acquisitions, Divestitures and Investments” for further information.

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

CH Energy Group’s and Central Hudson’s balance sheet as of September 30, 2010 is not required to be included in this Quarterly Report on Form 10-Q; however, this balance sheet is included for supplemental analysis purposes.

Reclassification

Certain amounts in the 2010 Financial Statements have been reclassified to conform to the 2011 presentation.  For more information regarding reclassification of discontinued operations, see Note 5 – “Acquisition, Divestitures and Investments.”

Consolidation of Variable Interest Entities

CH Energy Group and its subsidiaries do not have any interests in special purpose entities and do not have material affiliations with any variable interest entities which were not consolidated.

Revenue Recognition

CH Energy Group’s deferred revenue balances as of September 30, 2011, December 31, 2010 and September 30, 2010 were $3.7 million, $4.7 million and $3.7 million, respectively.  The deferred revenue balance will be recognized in CH Energy Group’s operating revenues over the 12-month term of the respective customer contract.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials & Supplies

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group

	September 30,	December 31,	September 30,
	2011	2010	2010
Natural gas	$13,106	$10,803	$14,153
Petroleum products and propane	2,177	3,831	1,791
Fuel used in electric generation	287	820	832
Materials and supplies	9,960	9,993	10,406
Total	$25,530	$25,447	$27,182

Central Hudson

	September 30,	December 31,	September 30,
	2011	2010	2010
Natural gas	$13,106	$10,803	$14,153
Petroleum products and propane	494	519	526
Fuel used in electric generation	287	271	290
Materials and supplies	8,690	8,434	9,436
Total	$22,577	$20,027	$24,405

Depreciation and Amortization

Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  These depreciation rates include a charge for the cost of future removal and retirement of fixed assets.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $52.6 million, $46.9 million, and $47.3 million of cost of removal as regulatory liabilities as of September 30, 2011, December 31, 2010, and September 30, 2010, respectively.  This liability represents the portion of the cost of removal charge in excess of the amount reported as an Asset Retirement Obligation under GAAP.

See Note 6 - “Goodwill and Other Intangible Assets” for further discussion of amortization of intangibles (other than goodwill).

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group’s Common Stock, earnings for CH Energy Group are reduced by the Preferred Stock dividends of Central Hudson.

The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares are as follows (In Shares):

Three Months Ended		Nine Months Ended
September 30,		September 30,
2011	2010	2011	2010
188,177	161,689	187,931	161,689

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

(In Thousands)

	September 30, 2011
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges	$26,250	$4,475

(1)  Balances included in CH Energy Group's Consolidated Balance Sheet

Management is not aware of any existing condition that would require payment under the guarantees.

Common Stock Dividends

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation, Central Hudson was restricted to a maximum payment of $38.5 million in dividends to CH Energy Group for the year ended December 31, 2010.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to any of CH Energy Group’s or Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  As of September 30, 2011, Central Hudson had declared and paid dividends of $33.0 million to parent CH Energy Group in 2011, of which $11.0 million was paid during the three months ended September 30, 2011.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

On September 23, 2011, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share payable November 1, 2011, to shareholders of record as of October 11, 2011.  This dividend is an increase from the previously consistent 54 cents per share declared to shareholders each quarter since 1998.

NOTE 2 – Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	September 30,		December 31,	September 30,
	2011		2010	2010
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$8,155		$30,320	$22,558
Deferred unrealized losses on derivatives	12,778		13,149	35,184
PSC General and Temporary State Assessment and carrying charges	12,481		9,891	14,258
RDM and carrying charges	-		3,966	2,484
Residual natural gas deferred balances	4,554		4,554	4,554
Deferred debt expense on re-acquired debt	600		624	610
Deferred and accrued costs - MGP site remediation and carrying charges	4,549		4,488	4,465
Deferred storm costs and carrying charges	-	(1)	19,985	19,583
Uncollectible deferral and carrying charges	-	(1)	2,638	2,621
Other	290		290	290
	43,407		89,905	106,607
Long-term:
Deferred pension costs	121,238		142,647	144,781	(2)
Deferred unrealized losses on derivatives	3,193		11,698	-
Carrying charges - pension reserve	4,055		1,144	602	(2)
Deferred and accrued costs - MGP site remediation and carrying charges	14,086		5,876	6,817
Deferred debt expense on re-acquired debt	5,071		5,460	3,888
Deferred Medicare Subsidy taxes	7,171		6,740	6,570
Residual natural gas deferred balances and carrying charges	10,810		14,121	15,088	(2)
Income taxes recoverable through future rates	37,716		35,903	38,345	(2)
Deferred storm costs and carrying charges	12,838		-	-
Other	10,959		9,322	8,261	(2)
	227,137		232,911	224,352
Total Regulatory Assets	$270,544		$322,816	$330,959

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

	September 30,		December 31,	September 30,
	2011		2010	2010
Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$2,008		$7,366	$9,122
RDM and carrying charges	3,520		-	-
Income taxes refundable through future rates	4,938		5,128	5,412
Deferred unbilled gas revenues	1,978		6,102	1,927
	12,444		18,596	16,461
Long-term:
Customer benefit fund	3,139		3,468	3,471
Deferred cost of removal	52,630		46,938	47,346
Rate Base Impact of Tax Repair Project and carrying charges	10,170	(1)	-	-
Excess electric depreciation reserve carrying charges	2,653		4,889	5,722
Income taxes refundable through future rates	24,189		33,820	34,173	(2)
Deferred OPEB costs	12,038		6,976	4,936	(2)
Carrying charges - OPEB reserve	4,379		1,599	780	(2)
Other	13,120		9,079	7,903	(2)
	122,318		106,769	104,331
Total Regulatory Liabilities	$134,762		$125,365	$120,792

Net Regulatory Assets	$135,782		$197,451	$210,167

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

The significant new regulatory assets and liabilities include:

Storm Costs:  In late August 2011, Central Hudson’s service territory was affected by Tropical Storm Irene, disrupting service to approximately 180,000 customers. Management believes that the incremental storm restoration costs incurred as of September 30, 2011 associated with electric service restoration efforts of approximately $12.8 million are probable of future recovery from customers.  This amount includes significant estimates for mutual aid and tree trimming crews employed during the restoration.  Actual amounts may differ from these estimates.  Additional costs are expected to be incurred in the fourth quarter related to restoration efforts, including sales tax on invoices paid.  These costs will be deferred when incurred.

Management is currently analyzing the storm costs incurred related to gas emergencies as a result of the impacts of Tropical Storm Irene to determine if the costs meet the following requirements for deferral accounting: the expense must be incremental to the amount included in rates, the incremental expense must be material and extraordinary and the company’s earnings must be below the authorized rate of return.  As of September 30, 2011, approximately $0.6 million have been incurred related to these gas emergencies and additional costs are expected as a result of on-going repairs to damaged infrastructure. These costs have not been deferred as of September 30, 2011 but Management will continue to monitor whether the three requirements for deferral accounting have been met.  Central Hudson can not predict the outcome of this analysis as of September 30, 2011.

2010 Rate Order

From July 1, 2010 through June 30, 2013, Central Hudson is operating under the terms of the 2010 Rate Order, which provides for the following:

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

Other PSC Proceedings

On April 14, 2011, the Commission issued an Order authorizing deferral of $18.8 million of the incremental electric storm restoration expense related to the significant storm event in February 2010 and the $2.6 million of incremental bad debt expense and denying deferral of the Company’s $2.5 million of incremental electric and gas property tax expense.  The PSC also approved the ratemaking treatment proposed by the Company in its petition filed on September 23, 2010.  The offsets have been recorded as of March 31, 2011.  The remaining balance of the tax refund not subject to offset has been established as a regulatory liability subject to carrying charges for the benefit of customers totaling $9.6 million.  On May 13, 2011, Central Hudson filed a Petition for Clarification and Rehearing on the PSC’s April 14, 2011 Order.  The petition seeks clarification concerning recovery of the costs to achieve and rehearing for reconsideration and recovery of certain costs denied by the Commission, totaling $0.8 million, for deferral accounting treatment proposed by the Company in its September 23, 2010 petition filing related to the incremental electric storm restoration expense for the February 2010 Twin Peaks storm.  Central Hudson cannot predict the final outcome of this proceeding.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, and explanations of the underlying information for all guidance (except that which is not currently applicable) that is expected to have a material impact on CH Energy Group and its subsidiaries.
Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Comprehensive Income (Topic 220)	ASU No. 2011-05	Presentation of Comprehensive Income	Jun-11	Jan-12
1	Fair Value Measurements and Disclosures (Topic 820)	ASU No. 2011-04	Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS	May-11	Jan-12
1	Intangibles - Goodwill and Other (Topic 350)	ASU No. 2011-08	Testing Goodwill for Impairment	Sep-11	Jan-12

Impact Key:

(1)	No anticipated impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries upon future adoption.

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

There are no uncertain tax positions other than that related to the Company’s accounting method change; the activity of which is summarized below (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$10,934	$-	$11,486	$-
Adjustment related to tax accounting method change	(1,266)	-	(1,818)	-
Settlement of uncertain tax positions with tax authorities	-	-	-	-
Lapse of statute of limitations related to uncertain tax positions	-	-	-	-
Balance at the end of the period	$9,668	$-	$9,668	$-

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007, 2008, 2009 and 2010
New York State	2007, 2008, 2009 and 2010

(1)   Federal tax filings for the years 2007, 2008 and 2009 are currently under audit.

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to CH Energy Group	$8,328	$1,779	$31,230	$28,982
Preferred Stock dividends of Central Hudson	242	242	727	727
Non-controlling interest in subsidiary	-	112	-	(272)
Federal income tax	(524)	(25,743)	153	(30,470)
State income tax	17	(3,291)	289	(4,793)
Deferred federal income tax	1,927	26,694	13,998	47,813
Deferred state income tax	531	1,040	1,104	4,204
Income before taxes	$10,521	$833	$47,501	$46,191

Computed federal tax at 35% statutory rate	$3,682	$292	$16,625	$16,167
State income tax net of federal tax benefit	623	(1,150)	1,588	872
Depreciation flow-through	757	1,091	2,322	2,400
Cost of Removal	(458)	(369)	(1,373)	(1,104)
Production tax credits	(51)	(70)	(149)	(206)
Federal grant	(2,580)	-	(2,580)	-
Other	(22)	(1,094)	(889)	(1,375)
Total income tax	$1,951	$(1,300)	$15,544	$16,754

Effective tax rate - federal	13.3%	114.2%	29.8%	37.5%
Effective tax rate - state	5.2%	(270.2)%	2.9%	(1.2)%
Effective tax rate - combined	18.5%	(156.0)%	32.7%	36.3%

The effective rate for the quarter ended September 30, 2011 is impacted by the tax benefit related to federal grants received and the reversal of prior period Production Tax Credits as a result of receiving the grant.  The net benefit from state income taxes recognized in the quarter ended September 30, 2010 is due to the true-up of the New York State apportionment rate.

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Statement of Income (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$11,665	$9,740	$31,676	$36,374
Federal income tax	133	(17,698)	348	(21,096)
State income tax	218	(261)	535	(1,129)
Deferred federal income tax	6,739	23,375	18,020	42,769
Deferred state income tax	763	895	1,955	3,581
Income before taxes	$19,518	$16,051	$52,534	$60,499

Computed federal tax at 35% statutory rate	$6,831	$5,618	$18,387	$21,175
State income tax net of federal tax benefit	905	725	2,303	2,846
Depreciation flow-through	757	1,091	2,322	2,400
Cost of Removal	(458)	(369)	(1,373)	(1,104)
Other	(182)	(754)	(781)	(1,192)
Total income tax	$7,853	$6,311	$20,858	$24,125

Effective tax rate - federal	35.2%	35.4%	35.0%	35.8%
Effective tax rate - state	5.0%	3.9%	4.7%	4.1%
Effective tax rate - combined	40.2%	39.3%	39.7%	39.9%

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions

During the nine months ended September 30, 2011, Griffith acquired fuel distribution companies as follows (Dollars in Thousands):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Quarter Ended	Companies	Price	Assets(1)	Goodwill	Assets
March 31, 2011	2	$1,961	$1,936	$515	$25
June 30, 2011	-	-	-	-	-
September 30, 2011	1	305	270	83	37
Total	3	$2,266	$2,206	$598	$62

(1)   Including goodwill.
Amortizable intangible assets acquired in the current year consist of customer relationships, which will be amortized over a 15-year period, and covenants not to compete, which will be amortized over a 5-year period.  The weighted average amortization period of amortizable intangible assets acquired in the current year is 14 years.

Divestitures

In the first quarter of 2011, Griffith reduced its environmental reserve by $0.6 million based on the completion of an environmental study.  The reserve adjustment related to the 2009 divestiture of operations in certain geographic locations.  In the second quarter of 2011, Griffith recorded an expense adjustment of $0.1 million relating to divested operations.  As such, income of $0.3 million, net of tax, has been reflected in income from discontinued operations in the CH Energy Group Consolidated Income Statement for the nine months ended September 30, 2011.

During 2011, CHEC divested three of its renewable energy investments, as follows:

-	On May 1, 2011, the sale of Lyonsdale, which owns a wood-burning electric generating facility in Lyons Falls, New York, was completed.
-	On August 11, 2011, the sale of Shirley Wind, which owns a wind project in Glenmore, Wisconsin, was completed.
-	On September 16, 2011, the sale of CH-Auburn, which owns an electric generating plant that utilizes methane gas generated by the City of Auburn, New York landfill, was completed.

The results of operations of Lyonsdale, Shirley Wind and CH-Auburn for current and prior periods are presented in discontinued operations in the CH Energy Group Consolidated Statement of Income.  Management has elected to include cash flows from discontinued operations of Lyonsdale, Shirley Wind and CH-Auburn with those from continuing operations in the CH Energy Group Consolidated Statement of Cash Flows.  The details of each of the sales transactions by investment are as follows (In Thousands):

	CH-Auburn	Shirley Wind	Lyonsdale
Assets
Current Assets	$174	$623	$2,099

Other Assets	-	461	-

Property, Plant and Equipment
Property, plant and equipment	4,667	32,564	10,670
Less: Accumulated depreciation	626	657	4,191
Total property, plant and equipment, net	4,041	31,907	6,479

Assets sold	$4,215	$32,991	$8,578

Liabilities
Current Liabilities	$85	$6	$322

Other Liabilities	1,736	-	-

Liabilities sold	$1,821	$6	$322

Net Assets Sold	$2,394	$32,985	$8,256
Net Proceeds from Sale	$3,676	$33,100	$7,700
Pre-tax gain (loss) on sales transaction(1)	$1,282	$115	$(556)
Tax Benefit of Federal Grant Received(2)	$277	$2,303	$-
Net Increase (Decrease) to Earnings	$1,033	$2,371	$(328)

(1)	Included in the Gain from the sale of discontinued operations line of the CH Energy Group Consolidated Income Statement
(2)	Included in the Income tax (benefit) expense from discontinued operations line of the CH Energy Group Consolidated Income Statement

Proceeds from the sale of these investments were used primarily for the repurchase of outstanding Common Stock of CH Energy Group.  Additionally, a portion of the proceeds from the sale of Shirley Wind were used to pay down private placement debt at CH Energy Group Holding Company, which provided corporate financing for the construction of this project.  See Note 9 – “Capitalization – Long-Term Debt” for further details regarding the repayment of debt.

The remaining three investments in renewable energy as of September 30, 2011, Cornhusker, CH-Community Wind and CH-Greentree, are not considered a part of the core business, however, Management intends to hold these investments at this time.  The value of CHEC’s investment in Cornhusker is zero as of September 30, 2011.

Based on preliminary market analysis and updated operating forecasts related to CH-Community Wind, CHEC’s 50% equity interest in a joint venture that owns an 18% interest in two operating wind projects, Management performed an impairment test related to this investment.  Based on the present value of the projected cash flow, using a market participant’s expected return, Management has concluded the fair value of the investment is zero and as such has recorded an impairment loss for the full value of the investment as of September 30, 2011.

CHEC’s $4.7 million investment in CH-Greentree, a 100% equity interest in a molecular gate used to remove nitrogen from landfill gas, generates revenues from the lease of the gate to the landfill project owner.  Currently, the project is current on all of its lease payments to CH-Greentree.  Due to the effects of the economic slowdown, less municipal solid waste is being delivered to the landfill, and along with sludge from hydraulic fracturing which is being delivered, less gas is being produced and sold.  In response to these operational challenges, the project is seeking to renegotiate its current debt obligations to improve its future cash flows in order to continue to meet its financial obligations.  The project owner is in the process of trying to renegotiate the terms of its outstanding debt to improve the project’s financial situation.  If the project is no longer able to meet its lease obligations to CH-Greentree, Management has certain remedies available, including removing the molecular gate, seeking an alternative landfill, or selling the molecular gate.  Management will continue to monitor this matter.

The table below provides additional detail of the financial results of the discontinued operations (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues from discontinued operations	$812	$3,064	$5,755	$7,698
Income (loss) from discontinued operations before tax	(10)	393	1,149	(1,167)
Gain from sale of discontinued operations	2,070	-	841	-
Income tax (benefit) expense from discontinued operations	(1,599)	60	(1,669)	(524)

Investments

The value of CHEC's investments as of September 30, 2011 are as follows  (In Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$28,600	$34,596	$63,196
CH-Greentree	100% equity interest in a molecular gate used to remove nitrogen from landfill gas	-	4,750	4,750
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant	-	-	-
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	-	-
Other	Other renewable energy projects and partnerships and an energy sector venture capital fund	-	3,111	3,111
		$28,600	$42,457	$71,057

NOTE 6 – Goodwill and Other Intangible Assets

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	September 30, 2011		December 31, 2010		September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$35,516	$22,978	$34,063	$21,214	$34,053	$20,646
Covenants not to compete	267	123	113	95	114	90
Total Amortizable Intangibles	$35,783	$23,101	$34,176	$21,309	$34,167	$20,736

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization Expense	$598	$567	$1,792	$1,704

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is approximately $2.0 million.

NOTE 7 – Short-Term Borrowing Arrangements

CH Energy Group and Central Hudson borrowings under revolving credit facilities are as follows (In Thousands):

	September 30, 2011	December 31, 2010	September 30, 2010
CH Energy Group Holding Company Short-term borrowings	$5,000	$-	$-
Central Hudson Short-term borrowings	-	-	-
Total CH Energy Group	$5,000	$-	$-

At September 30, 2011, the corresponding weighted average effective interest rate for the short-term borrowings was 0.56%.

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

Effective July 31, 2007, CH Energy Group’s Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the “Repurchase Program”), which was originally authorized in 2002.  As amended, the Repurchase Program authorized the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of CH Energy Group’s outstanding Common Stock, from time to time, through July 31, 2012.  As of September 30, 2011, CH Energy Group had purchased 948,676 shares under the Repurchase Program, of which 554,017 shares were purchased during the three months ended September 30, 2011.

As part of this Repurchase Program, on August 16, 2011, CH Energy Group implemented an accelerated share repurchase program (“ASR”) providing for the repurchase by CH Energy Group of a number of shares with a value as of the date of the agreement of $30 million.  CH Energy Group paid $30 million and received 554,017 shares on August 17, 2011, which represented 100% of the total number of shares CH Energy Group would receive if the price per share of the Common Stock remained at the closing price on August 16, 2011 of $54.15 per share throughout the remainder of the calculation period under the program, which is expected to end no later than May 16, 2012 (but may be earlier terminated by the agent under certain circumstances).

The actual number of shares of Common Stock that CH Energy Group will repurchase under the ASR will be determined at the end of the calculation period based on the difference between the $30 million contract amount and an amount determined by multiplying a discounted daily volume-weighted average price of CH Energy Group’s Common Stock over the calculation period by the number of shares initially purchased.  The actual number of shares CH Energy Group will repurchase under the ASR is subject to collar provisions that establish a minimum and maximum number of shares to be repurchased and certain other adjustments.  If the actual number of shares to be delivered under the program exceeds the number of shares initially delivered by the agent to CH Energy Group, following the end of the calculation period the agent will be required to deliver to CH Energy Group a number of additional shares equal to the excess.  If the actual number of shares to be delivered under the program is less than the number of shares initially delivered by the agent to CH Energy Group, then following the end of the calculation period CH Energy Group will be required, at its election, to either deliver to the agent a number of shares of Common Stock approximately equal to the difference or pay to the agent cash in an amount equal to the value of such shares.  CH Energy Group controls the form of settlement of any obligation resulting from the ASR and in all cases may elect to deliver its Common Stock at settlement, except in the presence of a liquidating event or default or termination event.  CH Energy Group has sufficient authorized and unissued shares available to settle the contract based on the current CH Energy Group stock price and after considering all other commitments that may require the issuance of stock during the maximum calculation period.  Additionally, the ASR permits settlement in unregistered shares and further specifies that CH Energy Group cannot be required to deliver more than the shares available at the time but must use its best efforts to authorize, issue and deliver additional shares if necessary to satisfy its obligations under the contract.  Accordingly, and in accordance with current accounting guidance, this transaction has been accounted for as an equity transaction.

Subsequent to September 30, 2011, no additional shares have been purchased under the Repurchase Program.  CH Energy Group does not intend to purchase additional shares under the Program during the remainder of 2011.  CH Energy Group intends to set repurchase targets, if any, from time to time based on then prevailing circumstances.  The shares repurchased by CH Energy Group have not been retired or cancelled, and the repurchases accordingly have been presented as an increase to treasury stock in CH Energy Group’s Consolidated Balance Sheet.

Effective July 1, 2011, employer matching contributions to an eligible employee’s Savings Incentive Plan (“SIP”) will be paid in either cash or in CH Energy Group Common Stock.  During the third quarter of 2011, CH Energy Group began making employer matching contributions to the SIP with the issuance of treasury shares.  As of September 30, 2011, 8,210 shares were issued from treasury related to the employer matching contribution.  Management expects employer matching contributions to be approximately 48,000 shares per year.

There were no repurchases of preferred stock in the three and nine months ended September 30, 2011 and 2010.

As of September 30, 2011, Central Hudson had made $33.0 million in dividend payments in 2011 to parent CH Energy Group, of which $11.0 million was paid during the three months ended September 30, 2011.

NOTE 9 – Capitalization – Long-Term Debt

On September 30, 2011, Central Hudson issued $33.4 million of its Series G registered unsecured Medium Term Notes in two maturities.  The first maturity bears interest at the rate of 3.378% per annum on a principal amount of $23.4 million and matures on April 1, 2022.  The second maturity bears interest at the rate of 4.707% per annum on a principal amount of $10.0 million and matures on April 1, 2042.  On September 29, 2011, a notice of redemption was provided to NYSERDA and as such, the 1999 Series A bonds are shown as current maturities of long-term debt in the Central Hudson and CH Energy Group Consolidated Balance Sheets.  In November 2011, Central Hudson used the proceeds from the sale of the notes for redeeming its 1999 Series A NYSERDA Bonds in the principal amount of $33.4 million bearing interest at the rate of 5.45%.  No bonds of this 1999 Series A remained outstanding following the redemption.

In September 2011, following the sale of Shirley Wind, CH Energy Group paid down $20 million of its 2009 Series A private placement debt with a portion of the proceeds from the sale.  As a result, a prepayment penalty was incurred of approximately $3.0 million, which has been included in Penalty for early retirement of debt on the CH Energy Group Consolidated Statement of Income.

NYSERDA

Central Hudson’s Series B NYSERDA Bonds total $33.7 million at September 30, 2011.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers.  As a result, variations in these interest rates do not have any impact on earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B Bonds, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2012.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  As of September 30, 2011, no payout is expected and as such the fair value of this instrument is zero.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its Series B NYSERDA Bonds.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

NOTE 10 – Post-Employment Benefits

Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans. Central Hudson pension benefits include a Retirement Income Plan and a non-qualified Supplemental Executive Retirement Plan (“SERP”).

In its Orders, the PSC has authorized deferral accounting treatment for any variations between actual pension and OPEB expense and the amount included in the current delivery rate structure.  As a result, post-retirement benefit plans at Central Hudson do not have any impact on earnings.  The following information is provided in accordance with current accounting requirements.

The following are the components of Central Hudson’s net periodic benefit costs for its pension and other post-employment benefit (“OPEB”) plans for the three and nine months ended September 30, 2011 and 2010 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$2,448	$2,272	$657	$531
Interest cost	6,537	6,571	1,723	1,712
Expected return on plan assets	(6,860)	(6,225)	(1,748)	(1,267)
Amortization of:
Prior service cost (credit)	536	544	(1,467)	(1,467)
Transitional obligation (asset)	-	-	641	641
Recognized actuarial loss	6,523	7,377	2,227	2,073
Net Periodic Benefit Cost	$9,184	$10,539	$2,033	$2,223

	Pension Benefits		OPEB(1)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$7,345	$6,816	$2,003	$1,593
Interest cost	19,611	19,713	5,187	5,136
Expected return on plan assets	(20,580)	(18,675)	(5,170)	(3,801)
Amortization of:
Prior service cost (credit)	1,608	1,632	(4,399)	(4,401)
Transitional obligation (asset)	-	-	1,924	1,923
Recognized actuarial loss	19,569	22,131	7,603	6,219
Net Periodic Benefit Cost	$27,553	$31,617	$7,148	$6,669

(1)	The OPEB amounts for all periods presented reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

The balance of Central Hudson's accrued pension costs (i.e., the under-funded status) is as follows (In Thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
Accrued pension costs	$77,065	$103,227	$128,979

These balances include the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, and the liability for the non-qualified SERP.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
Prefunded pension costs prior to funding status adjustment	$39,291	$34,307	$11,900
Additional liability required	(116,356)	(137,534)	(140,879)
Total accrued pension costs	$(77,065)	$(103,227)	$(128,979)
Total offset to additional liability - Regulatory assets - Pension Plan	$116,356	$137,534	$140,879

Gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson has PSC approval to record regulatory assets rather than adjusting comprehensive income to offset the additional liability.

Contributions for the nine months ended September 30, 2011, and 2010 were as follows (In Thousands):

	Retirement Income Plan		OPEB
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contributions	$32,028	$31,400	$1,184	$4,275

Contribution levels for the Retirement Income Plan and OPEB plans are determined by various factors including the discount rate, expected return on plan assets, benefit changes, and corporate resources.  In addition, OPEB plan contribution levels are also impacted by medical claims assumptions used and mortality assumptions used.

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

Asset allocation targets in effect as of September 30, 2011 as well as actual asset allocations as of September 30, 2011 and December 31, 2010, expressed as a percentage of the market value of the Retirement Plan’s assets, are summarized in the table below:

Asset Class	December 31, 2010	Minimum	Target Average	Maximum	September 30, 2011
Equity Securities	54.8%	46%	51%	56%	39.4%
Debt Securities	44.0%	44%	49%	54%	60.1%
Alternative Investments(1)	-%	-%	-%	5%	-%
Other(2)	1.2%	-%	-%	-%	0.5%

(1)  Includes Real Estate
(2)  Consists of temporary cash investments

The above current asset allocations are the result of the transition to an LDI strategy to achieve an asset allocation of approximately 50% equity and 50% long duration fixed income assets by year-end compounded by recent market activity. A reduction in interest rates has made the long duration bonds held in debt securities more valuable and the recent decrease in stock price performance in the third quarter of 2011 has reduced the value of the pension plan’s equity investments. As noted in the above chart, the resulting September 30, 2011 asset allocations are outside of the target minimum for equity and maximum for debt. Due to market value fluctuations, Retirement Plan assets will require rebalancing from time-to-time to maintain the target asset allocation. Management is currently monitoring on-going market activity and the impact on the pension plan asset allocations to determine if a rebalancing will be necessary.

Central Hudson cannot assure that the Retirement Plan’s return objectives or funded status objectives will be achieved.

NOTE 11 – Equity-Based Compensation

CH Energy Group has adopted the CH Energy Group, Inc. 2011 Long-Term Equity Incentive Plan (the “2011 Plan”) to replace the CH Energy Group, Inc. 2006 Long-Term Equity Incentive Plan (the “2006 Plan”).  The 2011 Plan was approved by shareholders on April 26, 2011.  The 2006 Plan has been terminated, with no new awards to be granted under such plan.  Outstanding awards granted under the 2006 Plan will continue in accordance with their terms and the provisions of the 2006 Plan.

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

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 Plan is as follows:

			Performance Shares
	Grant Date	Performance Shares	Outstanding at
Grant Date	Fair Value	Granted	September 30, 2011
January 26, 2009	$49.29	36,730	28,060
February 8, 2010	$38.62	48,740	43,220
February 7, 2011	$49.77	40,320	40,320

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

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of September 30, 2011:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at September 30, 2011
January 26, 2009	Shares	2,930	$49.29	End of 3 years	2,320	(1)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	11,500
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(2)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	3,000
February 7, 2011	Shares	1,500	$49.77	1/3 each year in Years 3, 4 and 5	1,500
February 7, 2011	Shares	2,230	$49.77	End of 3 years	2,230

(1)
The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith and the vesting of 360 shares was accelerated as approved by the Board of Directors.

(2)	The vesting of 405 shares was accelerated as approved by the Board of Directors.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the three and nine months ended September 30, 2011 and 2010 (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Performance shares	$659	$794	$2,213	$1,547
Restricted shares and stock units	$116	$133	$334	$398
Recognized tax benefit of restricted shares and stock units	$43	$50	$127	$150

Compensation expense for performance shares is recognized over the three year performance period based on the fair value of the awards at the end of each reporting period and the time elapsed within each grant's performance period.  Compensation expense for restricted shares and stock options is recognized over the defined vesting periods based on the grant date fair value of the awards.

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  During this period, the electricity purchased through this Entergy contract represented approximately 23% of Central Hudson’s full-service customer requirements on an annual basis.  For the nine months ended September 30, 2010, energy supplied under this agreement cost approximately $41.9 million.  On June 30, 2010 and September 9, 2010, Central Hudson entered into additional agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.  The electricity purchased under these current contracts with Entergy is generated from the Indian Point and FitzPatrick nuclear power facilities and is estimated to represent approximately 13% of Central Hudson’s full-service customer requirements on an annual basis.  For the nine months ended September 30, 2011, energy supplied under this agreement cost approximately $14.7 million.

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

The New York State Department of Environmental Conservation (“DEC”), which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at seven sites in Central Hudson’s franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed all seven of these sites on the New York State Environmental Site Remediation Database.  As authorized by the PSC, Central Hudson is currently permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.

The status of the seven MGP sites are as follows:

Site		Status
#1	Beacon, NY
Remediation work complete.  Final Report approved by the DEC.  A revised Site Management Plan ("SMP") was submitted by Central Hudson to the DEC on September 20, 2010.  The Deed Restriction has been sent to Metropolitan Transportation Authority ("MTA") for signature and final execution. Central Hudson received a copy of the executed Deed Restriction dated July 15, 2011. This should be the final step in completing the SMP for this site.

#2	Newburgh, NY
The DEC has approved the Construction Completion Report ("CCR") for the remediation that was completed at Area A of the site.  Remediation for the other two areas at the site, Areas B and C, was completed in December 2010. The remaining site restoration work was completed in the spring of 2011.  Central Hudson has prepared a draft SMP that was submitted to DEC on June 13, 2011.  Central Hudson has prepared a draft Final Engineering Report ("FER"), which was submitted to the DEC on June 17, 2011.

Site		Status
#3	Laurel Street Poughkeepsie, NY
Remediation work is complete.  The CCR was approved by the DEC.  As requested by the DEC, fifteen additional monitoring wells were installed and the last of the four quarterly groundwater sampling events was conducted in January 2011.  Central Hudson submitted a letter work plan for additional site investigation work, as required by the DEC, which was subsequently approved by the DEC.  Associated with the approved work plan, a total of nine additional down gradient monitoring wells were installed between August 22 and September 16, 2011. Quarterly groundwater sampling will resume in October 2011.

#4	North Water Street Poughkeepsie, NY
As requested by the DEC, additional land and river investigations were conducted and completed.  Central Hudson has submitted a Remedial Investigation ("RI") Report which was sent to and approved by the DEC.  Central Hudson is currently defining the areas where further investigations as part of the Remedial Alternative Analyses (“RAA”) will be required.  This additional fieldwork is anticipated to be completed during the 2011 field season.

#5	Kingston, NY
Central Hudson is continuing the RI work at this site.  Central Hudson is currently involved in legal proceedings seeking to obtain judicial authorization to have certain obstacles removed.  This resulted in a decision and order granting Central Hudson’s motion for summary judgment against the owner to remove the ‘Dry Dock’ within 30 days and, if he fails to do so, gives Central Hudson the right to remove the same and submit a judgment for the cost of removal. The 30-day period has expired with no action taken by the owner.

#6	Catskill, NY	A revised RAA Report was submitted by Central Hudson and the final Decision Document was received from DEC on July 11, 2011.
#7	Bayeaux Street Poughkeepsie, NY	No further investigation or remedial action is currently required, however per the DEC this site still remains on the list for potential future investigation.

In the second quarter of 2008, Central Hudson updated the cost model analysis of possible remediation and future operating, maintenance, and monitoring costs for sites #2, 3, 4, 5 and 6.  This cost model indicated that the potential future cost exposure for the five sites could range from amounts currently accrued up to $166 million over the next 30 years.  Information for sites #2 through #6 are detailed in the chart below (In Thousands):

Site #	2008 Total Cost Estimate	Liability Recorded as of 12/31/10	Amounts Spent in 2011(3)	Liability Adjustment	Liability Recorded as of 9/30/11	Current Portion of Liability at 9/30/11	Long-Term Portion of Liability at 9/30/11
2, 3(1)	$44,700	$1,766	$698	$6,440	$7,508	$518	$6,990
4, 5, 6(2)	121,000	1,479	262	6,310	7,527	4,034	3,493
	$165,700	$3,245	$960	$12,750	$15,035	$4,552	$10,483

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

(3)	Amounts spent in 2011 as shown above do not include legal fees of approximately $8 thousand.

The potential future cost exposure for sites #4, 5 and 6 was based on partially completed remedial investigations and current DEC and NYS Department of Health ("NYSDOH") preferences related to site remediation, and are considered conceptual and preliminary.  The cost model involves assumptions relating to investigation expenses, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State.  The cost model also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval.  Currently, Central Hudson is in the process of reviewing and updating its cost model analysis of potential future cost exposure.  The updated cost model could be materially different from the previous cost model based on revised assumptions, preliminary results of investigations in process at some of the sites, changes in technology relating to alternatives and changes to current laws and regulations.

Central Hudson has accrued for estimated investigation costs and remedial design costs for those sites still in the investigation phase.  Upon completion of the investigation phase and the filing of results with the DEC, Central Hudson accrues for estimated remediation costs based on DEC approved methods, including an estimate of post-remediation operation, maintenance and monitoring costs.  Amounts are subject to change based on current investigations, final remedial design (and associated engineering estimates), DEC and NYSDOH comments and requests, remedial design changes/negotiations, and changed or unforeseen conditions during the remediation or additional requirements following the remediation.

Central Hudson spent $0.3 million and $1.0 million for the three and nine months ended September 30, 2011, related to site investigation and remediation for sites #2, 3, 4, 5 and 6.  On July 1, 2007, Central Hudson started recovering through a rate allowance for MGP Site Investigation and Remediation Costs.  The 2010 Rate Order provided for an increase in this rate allowance to an amount of $13.6 million over the three year settlement period ending June 30, 2013.  As authorized in the 2009 Rate Order, Central Hudson also received deferral authority and subsequent recovery for amounts spent over the rate allowance from a net electric regulatory liability balance during the three year settlement period ending June 30, 2010.  The total MGP Site Investigation and Remediation costs recovered through rates from July 1, 2007 through September 30, 2011 was approximately $18.8 million, with $1.1 million recovered in the three months ended September 30, 2011 and $3.6 million recovered in the nine months ended September 30, 2011.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities.  Certain of these insurers have denied coverage. In addition to the amounts noted above, Central Hudson recovered approximately $1.6 million from insurance in 2011.

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

As of September 30, 2011, of the 3,330 asbestos cases brought against Central Hudson, 1,166 remain pending.  Of the cases no longer pending against Central Hudson, 2,009 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the nine months ended September 30, 2011, Griffith spent $0.5 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith’s reserve for environmental remediation is $2.1 million as of September 30, 2011, of which $0.7 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith’s indemnification obligation is subject to a number of limitations, including a five-year limitation within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith’s liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith’s obligation to indemnify the purchaser for breaches of many of Griffith’s representations and warranties and for certain environmental liabilities.  In 2009, the Company reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  To date, Griffith has paid approximately $0.6 million under its environmental remediation cost obligation.  In the first quarter of 2011, Griffith reduced the reserve by $0.6 million based on the completion of an environmental study.  The reserve balance as of September 30, 2011 related to the divestiture is $1.3 million.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

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

NOTE 13 – Segments and Related Information

CH Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith.  Other activities of CH Energy Group, which do not constitute a business segment, include CHEC’s renewable energy investments and the holding company’s activities, which consist primarily of financing its subsidiaries, and are reported under the heading “Other Businesses and Investments.”

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended September 30, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$149,706	$18,462	$52,587		$300		$-		$221,055
Intersegment revenues	3	139	-		-		(142)		-
Total revenues	149,709	18,601	52,587		300		(142)		221,055
Operating income (loss)	24,807	257	(3,169)		108		-		22,003
Interest and investment income	910	299	-		614		(597)	(1)	1,226
Interest charges	5,878	1,523	610		3,741		(597)	(1)	11,155
Income (loss) before income taxes	20,377	(859)	(3,826)		(7,231)		-		8,461
Net income (loss) attributable to CH Energy Group	12,060	(637)	(2,269)	(3)	(826)	(2)	-		8,328
Segment assets at September 30	1,211,879	364,160	98,890		29,371		(2,280)		1,702,020

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes net income from discontinued operations of $3,671.
(3)	Includes net loss from discontinued operations of $12.

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended September 30, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments		Eliminations		Total
Revenues from external customers	$165,304	$18,823	$39,230	$300		$-		$223,657
Intersegment revenues	3	6	-	-		(9)		-
Total revenues	165,307	18,829	39,230	300		(9)		223,657
Operating income (loss)	21,600	257	(3,163)	4		-		18,698
Interest and investment income	497	356	-	544		(544)	(1)	853
Interest charges	4,842	1,222	523	836		(544)	(1)	6,879
Income (loss) before income taxes	16,832	(781)	(3,820)	(11,791)		-		440
Net income (loss) attributable to CH Energy Group	10,112	(614)	(2,254)	(5,465)	(2)	-		1,779
Segment assets at September 30	1,199,266	374,138	90,474	121,841		(35,739)		1,749,980

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes net income from discontinued operations of $333.

CH Energy Group Segment Disclosure
(In Thousands)

	Nine Months Ended September 30, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$418,511	$127,941	$208,342		$900		$-		$755,694
Intersegment revenues	13	344	-		-		(357)		-
Total revenues	418,524	128,285	208,342		900		(357)		755,694
Operating income	53,695	15,982	2,314		307		-		72,298
Interest and investment income	3,539	1,107	-		2,115		(2,088)	(1)	4,673
Interest charges	17,626	4,559	2,101		5,442		(2,088)	(1)	27,640
Income (loss) before income taxes	39,916	12,618	235		(7,258)		-		45,511
Net income (loss) attributable to CH Energy Group	23,774	7,175	449	(3)	(168)	(2)	-		31,230
Segment assets at September 30	1,211,879	364,160	98,890		29,371		(2,280)		1,702,020

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes net income from discontinued operations of $3,349.
(3)	Includes income from discontinued operations of $310.

CH Energy Group Segment Disclosure
(In Thousands)

	Nine Months Ended September 30, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments		Eliminations		Total
Revenues from external customers	$436,362	$120,371	$165,808	$901		$-		$723,442
Intersegment revenues	5	207	-	-		(212)		-
Total revenues	436,367	120,578	165,808	901		(212)		723,442
Operating income	57,862	18,833	2,009	67		-		78,771
Interest and investment income	2,427	1,059	1	1,642		(1,642)	(1)	3,487
Interest charges	14,975	3,826	1,619	2,509		(1,642)	(1)	21,287
Income (loss) before income taxes	44,760	15,739	346	(13,487)		-		47,358
Net income (loss) attributable to CH Energy Group	26,800	8,847	204	(6,869)	(2)	-		28,982
Segment assets at September 30	1,199,266	374,138	90,474	121,841		(35,739)		1,749,980

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes loss from discontinued operations of $643.

NOTE 14 - Accounting for Derivative Instruments and Hedging Activities

Accounting for Derivatives

Central Hudson has been authorized to fully recover risk management costs through its natural gas and electricity cost adjustment charge clauses.  Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers.  These costs include transaction costs, and gains and losses associated with risk management instruments."  The related gains and losses associated with Central Hudson’s derivatives are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses, and are not designated as hedges.  Additionally, Central Hudson has been authorized to fully recover the interest costs associated with its variable rate debt, which includes costs and gains or losses associated with its interest rate cap contracts.  As a result, these derivative activities at Central Hudson do not impact earnings.

On March 18, 2011, Central Hudson entered into a total return master swap agreement with Bank of America with the intent to enter into future swap contracts to exchange total returns on CH Energy Group, Inc. common stock for fixed payments to Bank of America.  The purpose is to reduce the volatility to earnings from phantom shares under CH Energy Group’s Directors and Executives Deferred Compensation Plan.  Based on the terms and conditions of the swap agreement, the fair value of the swaps are designated as Level 2 within the fair value hierarchy.  Quarterly valuations are made on the last day of the quarter, at which time a net cash settlement will be recorded.  Therefore the fair value of these outstanding contracts at any quarter-end is not expected to be material.  On September 30, 2011, the swap settled resulting in expense of $0.1 million, and the notional amount of the swap to be settled at December 31, 2011 was re-priced. Year-to-date, the swap has settled resulting in income of $0.1 million. The proceeds will be used to offset future obligations under CH Energy Group’s Directors and Executives Deferred Compensation Plan.

Derivative activity related to Griffith’s heating oil contracts is not material.

The percentage of Central Hudson’s electric and gas requirements hedged by derivative contracts is as follows:

Central Hudson	% of Requirement Hedged (1)
Electric Derivative Contracts:
October 2011 – December 2011	20.8%
2012	23.4%
Natural Gas Derivative Contracts:
November 2011 – March 2012	31.5%

(1) Projected coverage as of September 30, 2011.

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

To help limit the credit exposure of their derivatives, both Central Hudson and Griffith have entered into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Of the eighteen total agreements held by both companies, twelve contain credit-risk related contingent features.  As of September 30, 2011, there were 22 open derivative contracts in liability positions under these twelve master netting agreements containing credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on September 30, 2011 if the contingent features were triggered, are summarized in the table below.

Contingent Contracts
(Dollars In Thousands)

	As of September 30, 2011
Triggering Event	# of Contracts in a Liability Position Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	4	$(231)	$(231)
Credit Rating Downgrade (to below BBB-)	18	(716)	(716)
Adequate Assurance(1)	-	-	-
Total Central Hudson	22	$(947)	$(947)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	-	-	-
Adequate Assurance(1)	-	-	-
Total Griffith	-	-	-

Total CH Energy Group	22	$(947)	$(947)

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On September 30, 2011, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

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

Gross Fair Value of Derivative Instruments

Derivative contracts are measured at fair value on a recurring basis.  As of September 30, 2011, December 31, 2010 and September 30, 2010, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level are as follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2011
Assets:
Derivative Contracts:
Griffith - heating oil	42	-	42	-
Total CH Energy Group Assets	$42	$-	$42	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(14,702)	$-	$-	$(14,702)
Central Hudson - natural gas	(1,269)	-	(1,269)	-
Total CH Energy Group and Central Hudson Liabilities	$(15,971)	$-	$(1,269)	$(14,702)

As of December 31, 2010
Assets:
Derivative Contracts:
Central Hudson - natural gas	$34	$-	$34	$-
Total Central Hudson Assets	$34	$-	$34	$-

Griffith - heating oil	$112	$-	$112	$-
Total CH Energy Group Assets	$146	$-	$146	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(23,872)	$-	$-	$(23,872)
Central Hudson - natural gas	(1,009)	-	(1,009)	-
Total CH Energy Group and Central Hudson Liabilities	$(24,881)	$-	$(1,009)	$(23,872)

As of September 30, 2010
Assets:
Derivative Contracts:

Griffith - heating oil	$86	$-	$86	$-
Total CH Energy Group Assets	$86	$-	$86	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(33,130)	$-	$-	$(33,130)
Central Hudson - natural gas	(2,054)	-	(2,054)	-
Total CH Energy Group and Central Hudson Liabilities	$(35,184)	$-	$(2,054)	$(33,130)

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at Beginning of Period	$(16,515)	$(23,476)	$(23,872)	$(11,983)
Unrealized gains (losses)	1,813	(9,654)	9,170	(21,147)
Realized gains (losses)	(2,564)	739	(7,734)	(5,600)
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales and settlements	2,564	(739)	7,734	5,600
Transfers in and/or out of Level 3	-	-	-	-
Balance at End of Period	$(14,702)	$(33,130)	$(14,702)	$(33,130)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or lossess relating to derivatives still held at end of period	$-	$-	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.

The Effect of Derivative Instruments on the Statements of Income

For the three and nine months ended September 30, 2011, all income statement activity for Griffith heating oil call option contracts was not material.  Effective October 1, 2009, Griffith de-designated all open derivative positions.  The loss reclassified from accumulated other comprehensive income in 2010, as these de-designated derivatives have settled, was not material.

 For the three and nine months ended September 30, 2011, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson derivatives on the statements of income (In Thousands):

	Amount of Gain/(Loss) Recognized in the Income Statement				Location of Gain/(Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Central Hudson:
Electricity swap contracts	$(2,564)	$739	$(7,734)	$(5,600)	Regulatory asset(1)
Natural gas swap contracts	-	-	(1,385)	(1,778)	Regulatory asset(1)
Total return swap contracts	(59)	-	128	-	Interest on regulatory assets and other interest income
Total Central Hudson	(2,623)	739	(8,991)	(7,378)
Griffith:
Heating oil call option contracts	60	-	(22)	(52)	Purchased petroleum
Total Griffith	60	-	(22)	(52)
Total CH Energy Group	$(2,563)	$739	$(9,013)	$(7,430)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

NOTE 15 – Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 – “Accounting for Derivative Instruments and Hedging Activities”, CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets, including the investments of CH Energy Group’s Directors and Executives Deferred Compensation Plan.  The following table summarizes the amount reported at fair value related to these assets as of September 30, 2011, December 31, 2010 and September 30, 2010 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2011
Other investments	$3,870	$3,870	$-	$-
As of December 31, 2010
Other investments	$3,912	$3,912	$-	$-
Lyonsdale property and plant	$6,685	$-	$6,685	$-
As of September 30, 2010
Other investments	$-	$-	$-	$-

As of September 30, 2011 and December 31, 2010, a portion of the trust assets for the funding of CH Energy Group’s Directors and Executives Deferred Compensation Plan are invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.  These amounts are included in the line titled “Other investments” within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.

As a result of an impairment charge recognized in 2010, as of December 31, 2010, Lyonsdale property and plant of $6.7 million was recorded at fair value.  The fair value of the assets was calculated based on market participant bids for the purchase of Lyonsdale, which were received in early 2011.  Prior to December 31, 2010, Lyonsdale property and plant was stated at amortized cost.  Effective May 1, 2011, Lyonsdale was sold.  See Note 5 – “Acquisitions, Divestitures and Investments” for further details regarding the sale.

CHEC recorded a reserve against the full balance of its $10 million note receivable from Cornhusker Holdings in the third quarter of 2010.  As of September 30, 2011, Management believes the fair value of this note receivable remains at zero and therefore appropriately reserved.

In the third quarter of 2011, CHEC recorded an impairment loss for the full value of its investment in CH-Community Wind.  As of September 30, 2011, the fair value of this investment is zero.  See Note 5 – “Acquisitions, Divestitures and Investments” for further details regarding the impairment.

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

Cash and Cash Equivalents:  Carrying amount

Long-term Debt:  Quoted market prices for the same or similar issues

Notes Payable:  Carrying amount

Long-term Debt Maturities and Fair Value - CH Energy Group
(Dollars in Thousands)

September 30, 2011

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$34,341	$37,007	$31,076	$21,650	$1,230	$357,835	$483,139	$540,896
Estimated Effective Interest Rate	6.86%	6.71%	6.92%	5.46%	6.86%	5.28%	5.54%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.38%	0.38%
				Total Debt Outstanding			$516,839	$574,596
				Estimated Effective Interest Rate			5.18%

December 31, 2010

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$941	$37,007	$31,076	$41,650	$1,230	$358,296	$470,200	$489,660
Estimated Effective Interest Rate	6.86%	6.71%	6.92%	6.02%	6.86%	5.54%	5.78%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
				Total Debt Outstanding			$503,900	$523,360
				Estimated Effective Interest Rate			5.42%

September 30, 2010

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$-	$941	$37,007	$31,076	$41,650	$277,376	$388,050	$432,746
Estimated Effective Interest Rate	- %	6.86%	6.71%	6.93%	6.02%	5.82%	6.02%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.45%	0.45%
				Total Debt Outstanding			$503,900	$548,596
				Estimated Effective Interest Rate			4.74%

Long-term Debt Maturities and Fair Value - Central Hudson
(Dollars in Thousands)

September 30, 2011

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$33,400	$36,000	$30,000	$14,000	$-	$340,203	$453,603	$505,472
Estimated Effective Interest Rate	- %	6.71%	6.93%	4.81%	- %	5.21%	5.46%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.38%	0.38%
				Total Debt Outstanding			$487,303	$539,172
				Estimated Effective Interest Rate			5.07%

December 31, 2010

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$-	$36,000	$30,000	$14,000	$-	$340,200	$420,200	$432,800
Estimated Effective Interest Rate	- %	6.71%	6.93%	4.81%	- %	5.47%	5.66%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
				Total Debt Outstanding			$453,900	$466,500
				Estimated Effective Interest Rate			5.28%

September 30, 2010

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate:	$-	$-	$36,000	$30,000	$14,000	$258,050	$338,050	$373,559
Estimated Effective Interest Rate	- %	- %	6.71%	6.93%	4.81%	5.75%	5.92%
Variable Rate:	$-	$-	$-	$-	$-	$115,850	$115,850	$115,850
Estimated Effective Interest Rate						0.45%	0.45%
				Total Debt Outstanding			$453,900	$489,409
				Estimated Effective Interest Rate			4.52%

NOTE 16 – Subsequent Events

In addition to items disclosed in the footnotes, CH Energy Group has performed an evaluation of events subsequent to September 30, 2011 through the date the financial statements were issued and noted three additional items to disclose.

On October 19, 2011, Central Hudson entered into a new $150 million committed revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., KeyBank National Association and RBS Citizens Bank, N.A. as the participating banks.  The new credit facility has a term of up to five years.  The existing $125 million facility was terminated as of the effective date of the new agreement.

Subsequent to the end of the third quarter, Griffith acquired two fuel distribution and service companies for a total of approximately $1.2 million. The purchase price of the two companies included an immaterial amount for tangible assets and $1.1 million for intangible assets of which approximately $0.5 million is goodwill.

On October 29, 2011, Central Hudson experienced its third largest storm event in Company history in which approximately 156,000 electric customers were affected.  Although a final determination cannot be made at this time, Central Hudson estimates that this storm event is likely to exceed the level necessary for deferral of incremental costs.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This MD&A should be read in conjunction with the third quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2010; and the MD&A in Part I, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the period ended March 31, 2011 and June 30, 2011.

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

Strategy

Offer an attractive risk adjusted return to CH Energy Group shareholders.  Our plan is to:

•	Concentrate on energy distribution through Central Hudson in the Mid-Hudson Valley and through Griffith in the Mid-Atlantic region
•	Invest primarily in utility electric and natural gas transmission and distribution
•	Focus on risk management
•	Limit commodity exposure
•	Manage regulatory affairs effectively
•	Maintain a financial profile that supports a credit rating in the “A” category
•	Target stable and predictable earnings, with growth trend expectations of 5% or more per year off a base of $2.76 in 2009

•	Provide an annualized common stock dividend that is the higher of $2.22/share or 65% to 70% of annual earnings

Implementation

During 2011, CH Energy Group acted upon its 2010 announced strategy transition and began to divest its investments in the renewable energy industry through CHEC.  Year-to-date, CHEC has divested its three largest renewable energy investments; Lyonsdale, Shirley Wind and CH-Auburn.  The sale of these investments resulted in a combined net increase to earnings of $3.1 million, which includes the tax benefits of federal grants received.  These divestitures represent a continued de-risking of the business.  Proceeds from the sale of these investments were used primarily for the repurchase of outstanding Common Stock of CH Energy Group and debt repayment.  As of September 30, 2011, 948,676 shares of CH Energy Group stock were repurchased.  Additionally, a portion of the proceeds from the sale of Shirley Wind was used to pay down private placement debt at CH Energy Group Holding Company.  These transactions will result in a reduction of the volatility of CH Energy Group's earnings.

The remaining three investments in renewable energy, totaling $4.7 million, are not considered a part of the core business, should not require significant management oversight, and are not expected to have any further capital invested in them.  Management intends to hold these remaining investments, but will continue to monitor market conditions to evaluate the fair market value of these investments and consider whether the opportunity exists to create greater shareholder value through divestitures.  Earnings impacts associated with these investments are not a reflection of the potential earnings growth of CH Energy Group and will not impact CH Energy Group's ability to achieve its sustainable earnings and dividend objectives.

CHEC’s $4.7 million investment in CH-Greentree, a 100% equity interest in a molecular gate used to remove nitrogen from landfill gas, generates revenues from the lease of the gate to the landfill project owner.  Currently, the project is current on all of its lease payments to CH-Greentree.  Due to the effects of the economic slowdown, less municipal solid waste is being delivered to the landfill, and along with sludge from hydraulic fracturing which is being delivered, less gas is being produced and sold.  In response to these operational challenges, the project is seeking to renegotiate its current debt obligations to improve its future cash flows in order to meet its financial obligations.  If the project is no longer able to meet its lease obligations to CH-Greentree, Management has certain remedies available, including removing the molecular gate, seeking an alternative landfill, or selling the molecular gate.  Management will continue to monitor this matter, however, Management believes that this will not impact its ability to achieve the financials goals defined in the strategy.  For further discussions relating to the impact of the change in strategy on CHEC’s renewable energy investments, see Note 5 – “Acquisitions, Divestitures and Investments.”

Contributions by respective business units to operating revenues and net income for the three and nine months ended September 30, 2011 and 2010 are discussed in the Results of Operations section of this Management Discussion and Analysis.  There are no significant updates to the strategy specifically focused on either of the business units Central Hudson or Griffith since the Annual Report on Form 10-K for the year ended December 31, 2010.

On September 23, 2011, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share.  This dividend is an increase from the previously consistent 54 cents per share declared to shareholders each quarter since 1998.  This increase is consistent with CH Energy Group’s strategy outlined above and a result of the successful progress of the strategy transition.

EARNINGS PER SHARE AND OVERVIEW OF THIRD QUARTER AND YEAR-TO-DATE RESULTS

The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and nine months ended September 30, 2011, and 2010, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

CH Energy Group Consolidated

Earnings per Share (Basic)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Central Hudson - Electric	$0.79	$0.64	$0.15	$1.54	$1.70	$(0.16)
Central Hudson - Natural Gas	(0.03)	(0.04)	0.01	0.47	0.56	(0.09)
Griffith	(0.15)	(0.14)	(0.01)	0.03	0.01	0.02
Other Businesses and Investments	(0.06)	(0.35)	0.29	(0.01)	(0.43)	0.42
Total CH Energy Group Consolidated Earnings, as reported	$0.55	$0.11	$0.44	$2.03	$1.84	$0.19

Earnings for CH Energy Group totaled $0.55 and $2.03 per share for the three and nine months ended September 30, 2011.

Details by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Central Hudson - Electric	$0.79	$0.64	$0.15	$1.54	$1.70	$(0.16)
Central Hudson - Natural Gas	(0.03)	(0.04)	0.01	0.47	0.56	(0.09)
Total Central Hudson Earnings	$0.76	$0.60	$0.16	$2.01	$2.26	$(0.25)

			Three Month Change			Nine Month Change
Uncollectible deferral in 2010			$-			$(0.14)
Sales tax			-			(0.01)
Storm deferral petition disallowance			-			(0.03)

Delivery revenue			0.11			0.32
Lower/(higher) trimming costs			0.08			(0.10)
Higher weather related restoration costs			(0.04)			(0.15)
Higher depreciation			(0.02)			(0.09)
Higher property and other taxes			(0.02)			(0.14)
Other			0.05			0.09
			$0.16			$(0.25)

Earnings from Central Hudson's electric and natural gas operations increased during the three months ended September 30, 2011 and decreased during the nine month period when compared to the same periods in 2010.

For the three month period, the increase in earnings per share was primarily due to higher delivery revenues and reduced expenses that resulted from an acceleration of  tree trimming into the first half of 2011 to take advantage of cost savings and favorable tree trimming weather.  These positives were partially reduced by the impact of expenses associated with restoring service following Tropical Storm Irene during the third quarter of 2011.

During the nine months ended September 30, 2011 as compared to the same period in 2010, the decrease in earnings was primarily due to a 2010 regulatory deferral related to uncollectible expenses, the impact of weather related service restoration and the accelerated tree trimming expenses in the first six months of 2011 discussed above.  Higher delivery revenues helped to reduce the unfavorable impact of these items.

Normal increases in the cost of doing business, such as depreciation and property taxes in both periods in 2011 compared to the same periods in 2010 were covered by the higher delivery revenues discussed above.

Griffith

Earnings per Share (Basic)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Griffith - Fuel Distribution Earnings	$(0.15)	$(0.14)	$(0.01)	$0.03	$0.01	$0.02

			Three Month Change			Nine Month Change
Discontinued operations			$-			$0.02

Margin on petroleum sales			0.01			0.04
Weather impact on sales (including hedging)			-			0.04
Weather-normalized sales (including conservation)			(0.01)			(0.08)
Operating expenses			-			0.02
Other			(0.01)			(0.02)
			$(0.01)			$0.02

 Griffith's earnings decreased in the three months ended September 30, 2011 compared to the same period in 2010 due to reduced weather normalized volumes and other expenses partially offset by increased margins.

For the nine months ended September 30, 2011 compared to the same period in 2010, Griffith’s earnings increased due to increased margins, colder weather and the related hedge.  Additionally, a reduction to the environmental reserve related to the 2009 divestiture favorably impacted the nine month year-over-year earnings.  These improvements were partially offset by lower weather normalized volumes, which Management believes is a response by customers to delivered heating oil prices which were 43% higher in 2011 compared to a similar period in 2010.

Other Businesses and Investments

Earnings per Share (Basic)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Other Businesses & Investments Earnings	$(0.06)	$(0.35)	$0.29	$(0.01)	$(0.43)	$0.42

			Three Month Change			Nine Month Change
Divested operations:
Operations			$(0.03)			$-
Gain from sales			0.24			0.20
Penalty on early retirement of debt following divestiture			(0.11)			(0.11)
Income taxes related to 2010 deductions for prior periods			(0.11)			(0.06)
Ethanol investment impairment in 2010			0.44			0.44
Wind investment impairment in 2011			(0.14)			(0.14)

Other			-			0.09
			$0.29			$0.42

The earnings of CH Energy Group Holding Company and CHEC’s partnerships and other investments increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010.  For both periods, the year-over-year change was impacted by an impairment charge recorded on CHEC’s ethanol investment in the third quarter of 2010 and an impairment charge on a wind investment in the third quarter of 2011.  The net increase to earnings resulting from CHEC’s sale of its investments in Shirley Wind and CH-Auburn in the third quarter favorably impacted both periods.  Proceeds from the sale of these investments were used to repurchase CH Energy Group Common Stock and to pay down debt at CH Energy Group Holding Company, which provided corporate financing for these investments.  As a result of the early retirement of debt, a prepayment penalty was incurred in the third quarter of 2011.  The decrease noted above for income taxes relates to favorable adjustments recorded by CH Energy Group Holding Company in the third quarter of the prior year.

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues (net of divestitures) and net income for the three and nine months ended September 30, 2011 and 2010 are illustrated below  (Dollars in Thousands):

	Three Months Ended September 30, 2011					Three Months Ended September 30, 2010
Business Unit	Operating Revenues		Net Income (loss) attributable to CH Energy Group			Operating Revenues		Net Income (loss) attributable to CH Energy Group
Electric(1)	$149,706	68%	$12,060	145%		$165,304	74%	$10,112	568%
Gas(1)	18,462	8%	(637)	(8	) %	18,823	8%	(614)	(34	) %
Total Central Hudson	168,168	76%	11,423	137%		184,127	82%	9,498	534%
Griffith(1),(3)	52,587	24%	(2,269)	(27	) %	39,230	18%	(2,254)	(127	) %
Other Businesses and Investments(2)	300	-%	(826)	(10	) %	300	-%	(5,465)	(307	) %
Total CH Energy Group	$221,055	100%	$8,328	100%		$223,657	100%	$1,779	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 3rd Quarter 2011: 28% cost recovery revenues + 40% other revenues = 68%
Electric 3rd Quarter 2010: 34% cost recovery revenues + 40% other revenues = 74%
Natural gas 3rd Quarter 2011: 3% cost recovery revenues + 5% other revenues = 8%
Natural gas 3rd Quarter 2010: 3% cost recovery revenues + 5% other revenues = 8%
Griffith 3rd Quarter 2011: 20% commodity costs + 4% other revenues = 24%
Griffith 3rd Quarter 2010: 14% commodity costs + 4% other revenues = 18%
(2)	Net income for Other Businesses and Investments for the three months ended September 30, 2011 and 2010 includes net income from discontinued operations of $3,671 and $333, respectively.
(3)	Net income for Griffith for the three months ended September 30, 2011 includes a loss from discontinued operations of $12.

	Nine Months Ended September 30, 2011					Nine Months Ended September 30, 2010
Business Unit	Operating Revenues		Net Income (loss) attributable to CH Energy Group			Operating Revenues		Net Income (loss) attributable to CH Energy Group
Electric(1)	$418,511	55%	$23,774	76%		$436,362	60%	$26,800	92%
Gas(1)	127,941	17%	7,175	23%		120,371	17%	8,847	31%
Total Central Hudson	546,452	72%	30,949	99%		556,733	77%	35,647	123%
Griffith(1),(3)	208,342	28%	449	2%		165,808	23%	204	1%
Other Businesses and Investments(2)	900	-%	(168)	(1	) %	901	-%	(6,869)	(24	) %
Total CH Energy Group	$755,694	100%	$31,230	100%		$723,442	100%	$28,982	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric YTD 2011: 22% cost recovery revenues + 33% other revenues = 55%
Electric YTD 2010: 27% cost recovery revenues + 33% other revenues = 60%
Natural gas YTD 2011: 8% cost recovery revenues + 9% other revenues = 17%
Natural gas YTD 2010: 8% cost recovery revenues + 9% other revenues = 17%
Griffith YTD 2011: 22% commodity costs + 6% other revenues = 28%
Griffith YTD 2010: 17% commodity costs + 6% other revenues = 23%
(2)	Net income for Other Businesses and Investments for the nine months ended September 30, 2011 and 2010 includes net income from discontinued operations of $3,349 and ($643), respectively.
(3)	Net income for Griffith for the nine months ended September 30, 2011 includes net income from discontinued operations of $310.

Central Hudson

The following discussions and analyses include explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the three and nine months ended September 30, 2011 and the three and nine months ended 2010 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended September 30,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$168,168	$184,127	$(15,959)	(8.7	) %

Operating Expenses:
Purchased electricity, fuel and natural gas	67,071	84,107	(17,036)	(20.3	) %
Depreciation and amortization	8,909	8,526	383	4.5%
Other operating expenses	67,124	69,637	(2,513)	(3.6	) %
Total Operating Expenses	143,104	162,270	(19,166)	(11.8	) %
Operating Income	25,064	21,857	3,207	14.7%
Other Income, net	1,855	258	1,597	619.0%
Interest Charges	7,401	6,064	1,337	22.0%
Income before income taxes	19,518	16,051	3,467	21.6%
Income Taxes	7,853	6,311	1,542	24.4%
Net income	$11,665	$9,740	$1,925	19.8%

	Nine Months Ended September 30,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$546,452	$556,733	$(10,281)	(1.8	) %

Operating Expenses:
Purchased electricity, fuel and natural gas	232,221	256,032	(23,811)	(9.3	) %
Depreciation and amortization	26,791	25,362	1,429	5.6%
Other operating expenses	217,763	198,644	19,119	9.6%
Total Operating Expenses	476,775	480,038	(3,263)	(0.7	) %
Operating Income	69,677	76,695	(7,018)	(9.2	) %
Other Income, net	5,042	2,605	2,437	93.6%
Interest Charges	22,185	18,801	3,384	18.0%
Income before income taxes	52,534	60,499	(7,965)	(13.2	) %
Income Taxes	20,858	24,125	(3,267)	(13.5	) %
Net income	$31,676	$36,374	$(4,698)	(12.9	) %

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three and nine months ended September 30, 2011 compared to the same period in 2010.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Effective July 1, 2009 and continuing in the 2010 Rate Order, Central Hudson’s delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on Central Hudson’s earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	September 30,		Variation in		September 30,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	585	618	(33)	(5)%	548	572	(24)	(4)%
Commercial	542	551	(9)	(2)%	525	533	(8)	(2)%
Industrial and other	299	314	(15)	(5)%	298	315	(17)	(5)%
Total Deliveries	1,426	1,483	(57)	(4)%	1,371	1,420	(49)	(3)%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Nine Months Ended				Nine Months Ended
	September 30,		Variation in		September 30,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	1,654	1,630	24	1%	1,600	1,593	7	-%
Commercial	1,516	1,503	13	1%	1,493	1,483	10	1%
Industrial and other	839	875	(36)	(4)%	836	874	(38)	(4)%
Total Deliveries	4,009	4,008	1	-%	3,929	3,950	(21)	(1)%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	September 30,		Variation in		September 30,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	301	295	6	2%	340	320	20	6%
Commercial	577	585	(8)	(1)%	604	600	4	1%
Industrial and other(2)	2,573	4,583	(2,010)	(44)%	486	568	(82)	(14)%
Total Deliveries	3,451	5,463	(2,012)	(37)%	1,430	1,488	(58)	(4)%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Nine Months Ended				Nine Months Ended
	September 30,		Variation in		September 30,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	4,127	3,679	448	12%	4,096	3,934	162	4%
Commercial	5,142	4,422	720	16%	5,132	4,675	457	10%
Industrial and other(2)	5,579	7,512	(1,933)	(26)%	1,664	1,738	(74)	(4)%
Total Deliveries	14,848	15,613	(765)	(5)%	10,892	10,347	545	5%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	Actual deliveries include interruptible natural gas deliveries. Weather normalized deliveries exclude interruptible natural gas deliveries.

Electric deliveries to residential and commercial customers decreased during the three months ended September 30, 2011 as compared to the prior period primarily due to lower sales per customer.  Electric delivery volumes to residential and commercial customers for the first nine months of 2011 were consistent with the same period in 2010.  Favorable impacts of colder weather in the first half of the year were offset by the decreases in the third quarter.

 The year-over-year variance for natural gas deliveries to residential and commercial customers during the three months ended September 30, 2011 when compared to the same periods in 2010 was driven by an increase in sales per customer, which was partially offset by warmer weather experienced in the third quarter of 2011 as compared to the prior year.  For the nine months ended September 30, 2011, the year-over-year variance in natural gas deliveries to residential and commercial customers also included the favorable impacts of colder weather experienced during the first half of 2011 compared to 2010.

The decrease in natural gas industrial and other deliveries for the three and nine months ended September 30, 2011 as compared to the prior year was driven primarily by a decrease in transportation delivery volumes to electric generation facilities, which sell their electricity to the NYISO market and whose output increased in the third quarter of 2010 to the meet the increased electric demand during that period.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$59,609	$76,236	$(16,627)	$165,547	$193,043	$(27,496)
Sales to others for resale	1,125	654	471	3,249	3,370	(121)
Other revenues with matching offsets	22,315	23,826	(1,511)	64,799	61,332	3,467
Subtotal	83,049	100,716	(17,667)	233,595	257,745	(24,150)

Revenues Impacting Earnings:
Customer sales	62,536	61,848	688	175,923	167,304	8,619
RDM and other regulatory mechanisms	1,340	141	1,199	1,462	3,609	(2,147)
Pole attachments and other rents	1,231	1,025	206	3,136	3,123	13
Finance charges	843	852	(9)	2,557	2,446	111
Other revenues	707	722	(15)	1,838	2,135	(297)
Subtotal	66,657	64,588	2,069	184,916	178,617	6,299

Total Electric Revenues	$149,706	$165,304	$(15,598)	$418,511	$436,362	$(17,851)

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$2,323	$2,741	$(418)	$46,445	$40,856	$5,589
Sales to others for resale	3,290	3,839	(549)	15,106	17,129	(2,023)
Other revenues with matching offsets	2,223	2,152	71	17,032	14,608	2,424
Subtotal	7,836	8,732	(896)	78,583	72,593	5,990

Revenues Impacting Earnings:
Customer sales	8,636	7,990	646	46,309	38,534	7,775
RDM and other regulatory mechanisms	569	774	(205)	(1,538)	4,796	(6,334)
Interruptible profits	687	629	58	1,981	1,704	277
Finance charges	228	193	35	923	823	100
Other revenues	506	505	1	1,683	1,921	(238)
Subtotal	10,626	10,091	535	49,358	47,778	1,580

Total Natural Gas Revenues	$18,462	$18,823	$(361)	$127,941	$120,371	$7,570

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

Electric revenues decreased in the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily due to lower energy cost adjustment revenues.  The lower energy cost adjustment revenues are due to lower purchased volumes and lower wholesale prices in both periods.  During the three month period, lower revenues collected for previously deferred purchased electricity costs contributed to the additional decrease.  During the nine month period, higher revenues collected for previously deferred purchased electricity costs partially reduced the change in energy cost adjustment revenues.

Partially offsetting the decrease in electric revenues for the nine month period were increased revenues from customer sales due to higher delivery rates and other revenues with matching offsets.

Natural gas revenues were relatively unchanged during the three months ended September 30, 2011 as compared to the prior period and increased year-to-date compared to 2010.  This increase was primarily due to higher customer sales, energy cost adjustment revenues and revenues with matching offsets.  These increases were partially reduced by lower revenue stabilization revenue, primarily related to RDMs and lower sales to others for resale.  Increased gas revenues from customer sales are due to higher delivery rates as compared to prior periods.  The higher gas energy cost adjustment revenues for the nine months resulted primarily from higher revenues required to be recovered from previously deferred gas costs partially reduced by lower wholesale gas prices.  Lower RDMs are a result of greater excess of actual delivery revenue in the current year over the levels provided in PSC approved rates as compared to the excess in the prior year.  Central Hudson set aside this excess revenue for future customer benefit.

Revenues with matching offsets increased for both electric and gas during the nine months ended September 30, 2011 as compared to the same periods in 2010 due to an increase in rates related to new NYS energy efficiency programs.

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

Total utility operating expenses decreased 12% and 1% in the three and nine months ended September 30, 2011 compared to the same periods in 2010.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$60,734	$76,890	$(16,156)	$168,796	$196,413	$(27,617)
Purchased natural gas	5,613	6,580	(967)	61,551	57,985	3,566
Temporary State Assessment	4,744	4,686	58	16,014	14,224	1,790
Pension	5,699	6,501	(802)	20,195	22,194	(1,999)
OPEB	1,581	1,572	9	5,059	5,209	(150)
NYS energy programs	7,038	7,707	(669)	21,998	18,435	3,563
MGP site remediations	1,120	1,100	20	3,393	2,552	841
Other matched expenses	4,356	4,412	(56)	15,172	13,326	1,846
Subtotal	90,885	109,448	(18,563)	312,178	330,338	(18,160)

Other Expense Variations:
Tree trimming	2,316	4,382	(2,066)	12,816	10,238	2,578
Property taxes(2)	8,769	8,022	747	26,226	23,095	3,131
Weather related service restoration (3), (4)	2,927	1,313	1,614	9,061	3,910	5,151
Depreciation	8,909	8,526	383	26,791	25,362	1,429
Uncollectible expense	1,830	1,766	64	5,176	5,538	(362)
Uncollectible deferrals	-	-	-	-	(3,702)	3,702
Purchased natural gas incentive arrangements	724	637	87	1,874	1,634	240
Other expenses	26,744	28,176	(1,432)	82,653	83,625	(972)
Subtotal	52,219	52,822	(603)	164,597	149,700	14,897
Total Operating Expenses	$143,104	$162,270	$(19,166)	$476,775	$480,038	$(3,263)

(1)	Includes expenses that, in accordance with the 2009 and 2010 Rate Orders, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	Central Hudson is authorized to defer 90% of any difference between actual property tax expense and the rate allowances for each Rate Year.
(3)
Three and nine months ended September 30, 2010 does not include $19.3 million in incremental costs related to the February 2010 significant storm event deferred for future recovery from customers.  See further discussion below.

(4)
Three and nine months ended September 30, 2011 does not include $12.8 million in incremental costs related to the August 2011 Tropical Storm Irene event deferred for future recovery from customers.  See further discussion below.

In addition to the required adjustment to match revenues collected from customers, the variation in purchased electricity for the three and nine months ended September 30, 2011 compared to the same period in the prior year was driven primarily by lower purchased volumes and lower wholesale prices.  On a year-over-year comparison, higher revenues collected for previously deferred purchased electricity cost partially offset the decrease.  The increase in purchased natural gas for the nine months ended September 30, 2011 compared to 2010 is the result of higher revenues collected for previously deferred purchased gas costs partially reduced by lower wholesale gas prices and lower purchased volumes.

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

Weather related service restoration costs can fluctuate from year-to-year based on changes in the number and severity of storms each year.  The decrease in expenses associated with tree-trimming in the third quarter and increase in year-to-date is a result of accelerated trimming in the first half of 2011 to take advantage of contractor crew availability, favorable trimming and pricing conditions.  In addition, the reassignment of tree trimming crews to assist with the restoration efforts of Tropical Storm Irene during the last week of August 2011 contributed to the decrease in third quarter tree-trimming expenses.  In February 2010, another significant storm event and the reassignment of tree trimming crews to assist with restoration efforts also impacts year-over-year results.  The 2010 and 2011 costs do not include incremental costs from these major storm events except the incremental storm costs related to gas emergencies as a result of the impacts of Tropical Storm Irene during the August 2011 storm.  Approximately $0.6 million of incremental gas costs are included in 2011 weather related storm restoration costs and Central Hudson is currently analyzing the gas costs incurred during the storm and will evaluate the results to determine if the costs meet the requirements for deferral accounting treatment.   Incremental costs include such items as the costs of mutual aid crews and contractors from other areas and overtime costs for Central Hudson crews, which were deferred for future recovery from customers.  For the February 2010 storm, Central Hudson filed a petition with the PSC for approval and recovery on September 23, 2010.  On April 14, 2011 the Commission issued an Order authorizing deferral of $18.8 million of the incremental electric storm restoration expense related to the February 2010 storm.  Central Hudson recorded $0.8 million of storm costs from the February 2010 storm disallowed by the Commission in its April 14th Order in the first quarter of 2011.  For the August 2011 storm, Management believes that the incremental electricity restoration costs associated with Tropical Storm Irene of approximately $12.8 million are probable of future recovery from customers.

The increase in expenses related to the uncollectible deferral during the nine months ended September 30, 2011 as compared to the same period in 2010 is due to Central Hudson deferring for future recovery $2.6 million in uncollectible expense over rate allowances for the rate year ended June 30, 2010.  In addition, Central Hudson deferred an additional $1.1 million of gas uncollectible expense during the second quarter of 2010 based on the PSC Order issued in May 2010, which covered the calendar year 2009 rather than the rate year ended June 30, 2009 as requested by the company.  Central Hudson did not record uncollectible deferrals in the three or nine month periods ending September 30, 2011.

Other Income

Other income and deductions for Central Hudson for the three and nine months ended September 30, 2011, increased $1.6 million and $2.4 million compared to the prior periods.  For both the three and nine month period, increases in regulatory adjustments related to changes in interest costs on Central Hudson’s variable rate debt resulted from the redemption of Series C and D notes in December 2010 with proceeds from the Series G medium-term notes.  Additional increases during the nine month period included increase in regulatory carrying charges from customers related to pension costs and MGP and interest on undercollected gas cost adjustments.  These increases were partially offset by decreases in carrying charges from customers relating to deferral costs of the February 2010 storm event and the deferred uncollectible expense noted above.  For the three months ended September 30, 2011, the increase in regulatory carrying charges from customers was due primarily to pension costs.

Interest Charges

Central Hudson’s interest charges increased $1.3 million and $3.4 million for the three and nine months ended September 30, 2011 compared to the same period in 2010.  The increase is primarily the result of the higher interest rates associated with the $82.2 million medium-term notes issued in December 2010 compared to the $82.2 million variable rate series C and D notes retired in December 2010.  An overall higher outstanding debt balance during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 also resulted in increased interest charges.

Income Taxes

Income taxes for Central Hudson increased $1.5 million and decreased $3.3 million for the three and nine months ended September 30, 2011 when compared to the same period in 2010 primarily due to the respective change in pre-tax book income for both periods noted.

CH Energy Group

In addition to the impacts on Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended September 30,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$221,055	$223,657	$(2,602)	(1.2	) %
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	110,635	114,375	(3,740)	(3.3	) %
Depreciation and amortization	10,180	9,766	414	4.2%
Other operating expenses	78,237	80,818	(2,581)	(3.2	) %
Total Operating Expenses	199,052	204,959	(5,907)	(2.9	) %
Operating Income	22,003	18,698	3,305	17.7%
Other Income (Deductions), net	(2,387)	(11,379)	8,992	79.0%
Interest Charges	11,155	6,879	4,276	62.2%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	8,461	440	8,021	1,823.0%
Income Taxes (Benefit)	3,550	(1,360)	4,910	361.0%
Net income from continuing operations	4,911	1,800	3,111	172.8%
Net income from discontinued operations, net of tax	3,659	333	3,326	998.8%
Non-controlling interest in subsidiary	-	112	(112)	(100.0	) %
Dividends declared on Preferred Stock of subsidiary	242	242	-	-%
Net income attributable to CH Energy Group	$8,328	$1,779	$6,549	368.1%

	Nine Months Ended September 30,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$755,694	$723,442	$32,252	4.5%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	399,780	381,384	18,396	4.8%
Depreciation and amortization	30,599	29,049	1,550	5.3%
Other operating expenses	253,017	234,238	18,779	8.0%
Total Operating Expenses	683,396	644,671	38,725	6.0%
Operating Income	72,298	78,771	(6,473)	(8.2	) %
Other Income (Deductions), net	853	(10,126)	10,979	108.4%
Interest Charges	27,640	21,287	6,353	29.8%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	45,511	47,358	(1,847)	(3.9	) %
Income Taxes	17,213	17,278	(65)	(0.4	) %
Net income from continuing operations	28,298	30,080	(1,782)	(5.9	) %
Net income (loss) from discontinued operations, net of tax	3,659	(643)	4,302	669.1%
Non-controlling interest in subsidiary	-	(272)	272	100.0%
Dividends declared on Preferred Stock of subsidiary	727	727	-	-%
Net income attributable to CH Energy Group	$31,230	$28,982	$2,248	7.8%

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions, changes in our customer base and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Three Months Ended September 30,		Increase / (Decrease) in			Three Months Ended September 30,		Increase / (Decrease) in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Heating Oil
Base company volume(2)	2,383	2,117	266	13%		2,362	2,209	153	7%
Acquisitions volume	45	6	39	▲	%	45	6	39	▲	%
Total Heating Oil	2,428	2,123	305	14%		2,407	2,215	192	9%

Motor Fuels
Base company volume(2)	10,939	12,132	(1,193)	(10	) %	10,939	12,132	(1,193)	(10	) %
Acquisitions volume	816	4	812	▲	%	816	4	812	▲	%
Total Motor Fuels	11,755	12,136	(381)	(3	) %	11,755	12,136	(381)	(3	) %

Propane and Other
Base company volume(2)	100	95	5	5%		99	98	1	1%
Total Propane and Other	100	95	5	5%		99	98	1	1%

Total
Base company volume(2)	13,422	14,344	(922)	(6	) %	13,400	14,439	(1,039)	(7	) %
Acquisitions volume	861	10	851	▲	%	861	10	851	▲	%
Total	14,283	14,354	(71)	-%		14,261	14,449	(188)	(1	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company” excludes any impact from acquisitions made by Griffith in 2011.
▲	Percentage change greater than 500%

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Nine Months Ended September 30,		Increase / (Decrease) in			Nine Months Ended September 30,		Increase / (Decrease) in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Heating Oil
Base company volume(2)	21,248	22,933	(1,685)	(7	) %	21,234	23,549	(2,315)	(10	) %
Acquisitions volume	439	6	433	▲	%	439	6	433	▲	%
Total Heating Oil	21,687	22,939	(1,252)	(5	) %	21,673	23,555	(1,882)	(8	) %

Motor Fuels
Base company volume(2)	32,077	34,779	(2,702)	(8	) %	32,077	34,779	(2,702)	(8	) %
Acquisitions volume	2,214	4	2,210	▲	%	2,214	4	2,210	▲	%
Total Motor Fuels	34,291	34,783	(492)	(1	) %	34,291	34,783	(492)	(1	) %

Propane and Other
Base company volume(2)	734	746	(12)	(2	) %	734	764	(30)	(4	) %
Total Propane and Other	734	746	(12)	(2	) %	734	764	(30)	(4	) %

Total
Base company volume(2)	54,059	58,458	(4,399)	(8	) %	54,045	59,092	(5,047)	(9	) %
Acquisitions volume	2,653	10	2,643	▲	%	2,653	10	2,643	▲	%
Total	56,712	58,468	(1,756)	(3	) %	56,698	59,102	(2,404)	(4	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company” excludes any impact from acquisitions made by Griffith in 2011.
▲	Percentage change greater than 500%

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil - Base Company	17%	17%	15%	15%	37%	37%	39%	40%
Heating Oil - Acquisitions	-%	-%	-%	-%	1%	1%	-%	-%
Motor Fuels - Base Company	78%	78%	84%	84%	57%	57%	60%	59%
Motor Fuels - Acquisitions	4%	4%	-%	-%	4%	4%	-%	-%
Propane and Other - Base Company	1%	1%	1%	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Sales of petroleum products decreased slightly (less than 1%) in the three months ended September 30, 2011 compared to the same period in 2010 due primarily to a decrease in motor fuels volume which continues to be depressed by the sluggish economy. This decrease was offset by an increase in the sale of petroleum products related to acquisitions completed in 2011 and the third quarter of 2010.

Sales of petroleum products decreased 3% in the nine months ended September 30, 2011 compared to the same period in 2010 due primarily to customer conservation in response to higher oil prices, partially offset by an increase in sales related to acquisitions.

Gross Profit

A breakdown of Griffith's gross profit by product and service line for the three and nine months ended September 30, 2011 and 2010 illustrated below (Dollars in Thousands):

	Three Months Ended September 30,
Product and Service Line	2011		2010
Heating oil - Base Company	$1,208	16%	$1,115	15%
Heating oil - Acquisitions	25	-%	-	-%
Motor fuels - Base Company	2,644	36%	2,724	38%
Motor fuels - Acquisitions	210	3%	-	-%
Propane and Other - Base Company	78	1%	88	1%
Service and installations - Base Company	3,064	41%	3,109	43%
Service and installations - Acquisitions	24	-%	-	-%
Other - Base Company	222	3%	233	3%
Total	$7,475	100%	$7,269	100%

	Nine Months Ended September 30,
Product and Service Line	2011		2010
Heating oil - Base Company	$16,704	46%	$16,530	46%
Heating oil - Acquisitions	262	1%	-	-%
Motor fuels - Base Company	7,742	21%	7,978	23%
Motor fuels - Acquisitions	591	2%	-	-%
Propane and Other - Base Company	953	3%	1,010	3%
Service and installations - Base Company	9,227	25%	9,343	26%
Service and installations - Acquisitions	64	-%	-	-%
Other - Base Company	802	2%	896	2%
Total	$36,345	100%	$35,757	100%

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenues
Heating Oil(1)	$8,475	$5,532	$2,943	$77,235	$65,768	$11,467
Heating Oil - Acquisitions	162	15	147	1,526	15	1,511
Motor Fuels(1)	36,077	28,411	7,666	104,930	83,050	21,880
Motor Fuels - Acquisitions	2,679	11	2,668	7,345	11	7,334
Other(1)	558	460	98	3,576	2,923	653
Service Revenues(1)	4,595	4,778	(183)	13,630	14,019	(389)
Service Revenues - Acquisitions	41	23	18	100	22	78
Total	$52,587	$39,230	$13,357	$208,342	$165,808	$42,534

(1)	These line items exclude the impact of acquisitions made by Griffith in 2011 and 2010 for the analysis which compares the three and nine months ended September 30, 2011 to 2010.

Revenues, net of the effect of weather hedging contracts increased in the three and nine months ended September 30, 2011 compared to the same period in 2010, due primarily to an increase in wholesale prices partially offset by a decline in sales volume.

Operating Expenses

For the three months ended September 30, 2011, operating expenses increased $13.4 million, or 32%, from $42.4 million in 2010 to $55.8 million in 2011 due to an increase in the cost of petroleum products of $13.3 million, or 44%, driven by higher wholesale market prices and partially offset by a decline in sales volume.

For the nine months ended September 30, 2011, operating expenses increased $42.2 million, or 26%, from $163.8 million in 2010 to $206 million in 2011.  The cost of petroleum products increased $42.2 million, or 34%, due to higher wholesale market prices.

Other Businesses and Investments

Revenues and Operating Expenses

Revenue and operating expenses of other businesses and investments include the results of operations of CH-Greentree and are included in the Consolidated Financial Statements of CH Energy Group.  Results remained constant for this CHEC subsidiary during the three and nine months ended September 30, 2011 as compared to the same periods in the prior year.

Revenues and operating expenses associated with Lyonsdale, CH Shirley Wind and CH-Auburn are included in discontinued operations section in the Consolidated Financial Statements of CH Energy Group.  Revenues decreased $2.3 million and $1.9 million and operating expenses decreased $2.1 million and $3.9 million during the three and nine months ended September 30, 2011 compared to the same periods in 2010.  The primary driver of these results in the three and nine month periods is the sale of Lyonsdale in May 2011 partially reduced by operations of CH Shirley Wind which began in December 2010.

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group Holding Company and CHEC’s investments in partnerships and other investments (other than Griffith) for the three and nine months ended September 30, 2011 increased by $5.1 and $5.9 million compared to the same periods in 2010.  The increase in other income and deductions is primarily the result of impairment charges for 100% of CHEC’s subordinated debt, accrued interest and equity investment in Cornhusker Holdings of $11.4 million in the third quarter of 2010 and a wind investment in the third quarter of 2011 of $3.6 million.   In addition, following the sale of Shirley Wind, CH Energy Group Holding Company paid down $20 million of its 2009 Series A private placement debt.  As a result, a prepayment penalty of approximately $3.0 million was incurred.  Additional increases in both periods in 2011 compared to prior periods is due to the losses incurred during operations in 2010 related to Cornhusker operations as compared to modest income in 2011 which related to CHEC’s share of a small ethanol producer’s tax credit.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group increased $4.9 million and decreased $0.1 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to a change in pre-tax book income and the impact on the effective rate due to a third quarter 2010 adjustment to NYS excess deferred taxes.

CAPITAL RESOURCES AND LIQUIDITY

CH Energy Group's book value per share of its Common Stock decreased from $34.03 at December 31, 2010, to $33.31 at September 30, 2011.  Common equity comprised 47.7% of total capital (including short-term debt) at September 30, 2011, a decrease from 50.6% at December 31, 2010.  The changes in book value per share of common stock and common equity ratio reflect the net impact of retained earnings and share repurchases during the nine months ended September 30, 2011.  Book value per share at September 30, 2010 was $33.98 and the common equity ratio was 50.6%.

Cash Flow Summary - CH Energy Group and Central Hudson

Changes in CH Energy Group’s and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	CH Energy Group		Central Hudson
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Cash Provided By/(Used In):
Operating Activities	$94.8	$51.3	$97.1	$51.5
Investing Activities	(10.1)	(80.4)	(61.1)	(53.4)
Financing Activities	(57.3)	(10.6)	(1.0)	15.0
Net change for the period	27.4	(39.7)	35.0	13.1
Balance at beginning of period	29.4	73.4	9.6	4.8
Balance at end of period	$56.8	$33.7	$44.6	$17.9

Central Hudson’s cash and cash equivalents increased by $35.0 million and $13.1 million for the nine months ended September 30, 2011 and 2010, respectively.  CH Energy Group’s cash and cash equivalents increased $27.4 million and decreased $39.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Central Hudson’s net cash provided by operations was $97.1 million and $51.5 million for the nine months ended September 30, 2011 and 2010, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs in the first nine months of 2011 and 2010, including the storm restoration costs paid for incremental electric service restoration efforts for both years, which have been deferred for future recovery from customers. As of September 30, 2011 there is approximately $9.4 million related to storm restoration efforts included in liabilities resulting from the impact of Tropical Storm Irene on Central Hudson’s service territory.  Central Hudson utilized cash from operations in excess of working capital needs to fund additional contributions to its pension and OPEB plans, which totaled $33.7 million and $36.1 million during the first nine months of 2011 and 2010, respectively.  Costs spent for MGP remediation efforts in excess of amounts collected in rates of approximately $10.8 million also impacted the cash from operations in 2010.  In 2011, amounts collected in rates were greater than remediation efforts as a result of the completion of remediation efforts at Newburgh.  Remediation efforts at the Catskill site are expected to begin in 2012.  In addition, net cash provided by operating activities at CH Energy Group was negatively impacted during the nine months ended September 30, 2011 and 2010 primarily due to an increase in Griffith’s working capital and the prepayment penalty incurred by CH Energy Group Holding Company for the early retirement of debt with a portion of the proceeds from the Shirley Wind sale.

Central Hudson’s net cash used in investing activities of $61.1 million and $53.4 million in the nine months ended September 30, 2011 and 2010, respectively, was primarily for investments in Central Hudson’s electric and natural gas transmission and distribution systems.

Proceeds from the sale of CHEC investments in renewable energy, including Lyonsdale, Shirley Wind and CH-Auburn, and proceeds from the receipt of federal grants, reduced by additional investments in Shirley Wind and Griffith and acquisitions made by Griffith in 2011, impacted net cash used in investing activities of CH Energy Group for the nine months ended September 30, 2011.

Central Hudson’s net cash (used in) provided by financing activities was ($1.0) million and $15.0 million, respectively, for the nine months ended September 30, 2011 and 2010.  During 2011, Central Hudson paid dividends of $33 million to parent CH Energy Group.  No dividends were paid to parent during the nine months ended September 30, 2010.  In the third quarter of 2011, Central Hudson issued $33.4 million of medium term notes, the proceeds of which will be used to refund the 1999 NYSERDA Series A bonds in November 2011.  In the third quarter of 2010, Central Hudson issued $40 million in private placement long-term debt.  Central Hudson used a portion of these proceeds for refunding maturing long-term debt and retained the rest for general corporate purposes.  CH Energy Group’s short term borrowings for the nine months ended September 30, 2011 were used primarily to supplement working capital.  CH Energy Group used the proceeds from the sale of CHEC renewable energy investments to pay down debt associated with these investments and to repurchase Common Stock outstanding.  CH Energy Group repurchased approximately $48.6 million of outstanding CH Energy Group Common Stock and returned the shares to treasury during the nine months ended September 30, 2011, which included an Accelerated Share Repurchase program under which CH Energy Group paid $30 million and received 554,017 shares from a third party agent on August 17, 2011.  Dividends paid on Common Stock outstanding in both periods also impact net cash from financing activities for CH Energy Group.

Capitalization – Issuance of Treasury Stock

Effective July 1, 2011, employer matching contributions to an eligible employee’s Savings Incentive Plan (“SIP”) account will be paid in either cash or in CH Energy Group Common Stock.  During the third quarter of 2011, CH Energy Group began making employer matching contributions to the SIP with the issuance of treasury shares.  Management expects employer matching contributions to be approximately 48,000 shares per year.

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

Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, the discount rate, expected return on plan assets, legislative requirements, regulatory considerations, and available corporate resources.  The amount of the Retirement Plan’s liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Funding for the Retirement Plan totaled $32.0 million and $31.4 million for the nine months ended September 30, 2011 and 2010, respectively. No additional funding of the plan is expected for the remainder of 2011.

During the nine months ended September 30, 2011 and 2010 employer contributions for OPEB plans were $1.2 million and $4.3 million, respectively.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, regulatory considerations and corporate resources. No additional funding of the plan is expected for the remainder of 2011.

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

Financing Program

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  Significant capacity is available on CH Energy Group’s and Central Hudson’s committed credit facilities.  Central Hudson’s investment-grade credit ratings help facilitate access to long-term debt.  However, Management can make no assurance in regards to the continued availability of financing or the terms and costs.  With the exception of the issuance of treasury shares to satisfy its obligations under certain employee benefit plans and compensation plans, no equity issuance is currently planned for 2011.

At September 30, 2011, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  On October 19, 2011, Central Hudson entered into a new $150 million committed revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., KeyBank National Association and RBS Citizens Bank, N.A. as the participating banks.  The new credit facility has a term of up to five years.  The existing $125 million facility was terminated as of the effective date of the new agreement.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

Outstanding Balances
(In Thousands)

	September 30,	December 31,	September 30,
	2011	2010	2010
CH Energy Group Holding Company:
Current maturities of long-term debt at Holding Company	$973	$941	$-
$150 million revolving credit facility at Holding Company	5,000	-	-

Central Hudson:
Current maturities of long-term debt	69,400	-	-
$125 million revolving credit facility	-	-	-

CH Energy Group Consolidated:
Current maturities of long-term debt at Holding Company and Central Hudson	70,373	941	-
$150 million revolving credit facility at Holding Company, $125 million at Central Hudson	5,000	-	-

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

NYSERDA

Central Hudson’s Series B NYSERDA Bonds total $33.7 million at September 30, 2011.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and do not have any impact on earnings.

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

On September 30, 2011, Central Hudson issued $33.4 million of its Series G registered unsecured Medium Term Notes in two maturities.  The first maturity bears interest at the rate of 3.378% per annum on a principal amount of $23.4 million and matures on April 1, 2022.  The second maturity bears interest at the rate of 4.707% per annum on a principal amount of $10.0 million and matures on April 1, 2042.  On September 29, 2011, a notice of redemption was provided to NYSERDA and as such, the 1999 Series A bonds are shown as current maturities of long-term debt in the Central Hudson and CH Energy Group Consolidated Balance Sheets.  In November 2011, Central Hudson used the proceeds from the sale of the notes for refunding its 1999 Series A NYSERDA Bonds in the principal amount of $33.4 million bearing interest at the rate of 5.45%.  No bonds of this 1999 Series A remained outstanding following the redemption.

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

Background:  On September 23, 2010, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $19.4 million incremental electric storm restoration expense, $2.6 million incremental electric bad debt write-off expense, $1.9 million incremental electric property tax expense and $0.7 million incremental gas property tax expense above the respective rate allowances during the twelve months ended June 30, 2010.  In December 2010, Central Hudson provided an update and amended the incremental storm expense deferral request to $19.7 million.  The petition also requested approval for recovery via offsets of the foregoing against significant tax refunds resulting from a change in the way Central Hudson treats certain capital expenditures for tax purposes.  Additional offsets against other deferred items, notably including MGP site investigation and remediation costs were also included in the petition given the size of the tax refunds.  On April 14, 2011, the Commission issued an Order authorizing deferral of $18.8 million (denial of $0.8 million) of the incremental electric storm restoration expense and the $2.6 million of incremental bad debt expense and denying deferral of the Company’s $2.5 million of incremental electric and gas property tax expense.  The PSC also approved the ratemaking treatment proposed by the Company in its filing and the offsets have been recorded as of March 31, 2011.  On May 13, 2011, Central Hudson filed a Petition for Clarification and Rehearing on the PSC’s April 14, 2011 Order.  The petition seeks clarification concerning recovery of the costs to achieve and rehearing for reconsideration and recovery of a portion of certain costs denied by the Commission for deferral accounting treatment proposed by the Company in its September 23, 2010 petition filing related to the incremental electric storm restoration expense.  Central Hudson cannot predict the final outcome of this proceeding.

Management Audit
(Case 09-M-0764 – Comprehensive Management Audit of Central Hudson Gas & Electric Business)

Background:  In February 2010, the PSC selected NorthStar Consulting Group (“NorthStar”) as the independent third-party consultant to conduct a comprehensive management audit of Central Hudson’s construction planning processes and operational efficiencies of its electric and gas businesses.  The PSC is allowed to audit New York utilities every five years.  Audit work officially commenced on March 24, 2010.  In October 2010, the audit scope was expanded to examine affiliate transactions and accounting.  A final report to the PSC of NorthStar’s findings and recommendations was completed February 28, 2011.  On March 25, 2011, Central Hudson filed its audit comment letter with the PSC.  On May 20, 2011, the Commission accepted NorthStar’s Audit Report and issued its Order directing Central Hudson to file an implementation plan based on the report’s twenty recommendations.  Central Hudson submitted its implementation plan to the Commission on July 1, 2011.  The DPS Staff has initiated discovery on the implementation plan with a series of data requests.  On September 15, 2011, Central Hudson presented an interim mid-term review to the DPS Staff to discuss the Company’s progress on the twenty recommendations. The Company’s first Implementation Plan filing to report on its progress is due November 1, 2011.  No prediction can be made regarding the outcome of the matter at this time.

SIR Proceeding
(Case 11-M-0034 – Proceeding on Motion of the Commission to Commence a Review and Evaluation of the Treatment of the States’ Regulated Utilities’ Site Investigation and Remediation (“SIR”) Costs)

Background:  In February 2011, the PSC initiated a proceeding to review and evaluate the treatment of MGP SIR costs.  In addition to all the NYS gas and electric utilities and Department of Public Safety Staff, Multiple Intervenors, the NYS Department of Environmental Conservation and the Environmental Energy Alliance are parties to the case.  The proceeding began with a data gathering phase from all utilities on the history of sites and efforts and also to address cost control issues, allocation of responsibility and alternate rate treatments.  In keeping with the Commission’s interest in having this proceeding move forward expeditiously and requiring that recommendations on these issues be presented for its determination before the end of the year, the Administrative Law Judge has established a case procedure and schedule, adopting a comment oriented proceeding:

·	Staff Discovery	Ongoing
·	Staff Policy Whitepaper	June 29
·	Technical Conference	July 12
·	Initial Comments	August 4
·	Reply Comments	September 9

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

•
At the end of September 2011, Central Hudson achieved enough projected energy savings through committed contracts with residential and commercial customers to earn incentives under the 2008-2011 defined targets.  The incentive amount achieved is immaterial as of September 30, 2011.  However, Management believes additional incentives will be achieved in the fourth quarter, which will result in an increase to earnings as the incentives are earned.

•
In a statewide Order issued October 25, 2011, the PSC reauthorized Central Hudson’s EEPS programs subject to continuous improvement, for the four year period ending December 31, 2015.  The Order also directed the Secretary to initiate a process to establish a new two-step incentive mechanism within the first quarter of 2012, with the first step oriented toward individual utility performance and the second step oriented toward the achievement of statewide jurisdictional goals to be in effect 2012 through 2015. This new mechanism would only contain positive incentive adjustments.

Other PSC Proceedings

During the third quarter of 2011, there has been no significant activity related to the following proceedings:

•	Advanced Metering Infrastructure
•	The American Recovery and Reinvestment Act of 2009

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended September 30, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
July 1-31, 2011	-	$-	-	1,605,341
August 1-31, 2011	554,017	$54.15	554,017	1,051,324
September 1-30, 2011	-	$-	-	1,051,324
Total	554,017	$54.15	554,017

(1)	Includes the repurchase of shares through the Company's authorized stock repurchase program.
(2)	Actual price paid per share of CH Energy Group's common stock on the date the stock was repurchased.
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
Kimberly J. Wright
Controller

Dated: November 9, 2011

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. (Regulation S-K Item 601 Designation)	Exhibit Description

10.1	Accelerated Share Repurchase Agreement, dated August 16, 2011, between CH Energy Group, Inc. and J.P. Morgan Securities LLC.

12.1	CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

12.2	Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

31.1.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.1.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

31.2.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant.

31.2.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone.

32.1.1	Section 1350 Certification by Mr. Lant.

32.1.2	Section 1350 Certification by Mr. Capone.

32.2.1	Section 1350 Certification by Mr. Lant.

32.2.2	Section 1350 Certification by Mr. Capone.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.