Form 10-K
period 2011-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2012-02-16
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
CH Energy Group, Inc. Common Stock, $0.10 par value	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of February 1, 2012, was $860,353,783 based upon the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of June 30, 2011, the last business day of CH Energy Group’s most recently completed second fiscal quarter, was $821,719,300 computed by reference to the price at which CH Energy Group’s Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2011 was zero.

The number of shares outstanding of CH Energy Group’s Common Stock, as of February 1, 2012, was 14,897,901.

The number of shares outstanding of Central Hudson’s Common Stock, as of February 1, 2012, was 16,862,087.  All such shares are owned by CH Energy Group.

CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I)(2).

DOCUMENTS INCORPORATED BY REFERENCE

CH Energy Group’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on April 24, 2012, is incorporated by reference in Part III hereof.  Information required by Part III hereof with respect to Central Hudson has been omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms used herein.

CH Energy Group Companies and Investments
CHEC	Central Hudson Enterprises Corporation (the parent company of Griffith Energy Services, Inc. (not regulated by the PSC) and wholly owned subsidiary of CH Energy Group)
Griffith	Griffith Energy Services, Inc. (a wholly owned subsidiary of CHEC)
Lyonsdale	Lyonsdale Biomass, LLC (a formerly wholly owned subsidiary of CHEC)
CH-Auburn	CH-Auburn Energy, LLC (a formerly wholly owned subsidiary of CHEC)
CH-Greentree	CH-Greentree, LLC (a formerly wholly owned subsidiary of CHEC)
CH Shirley Wind	CH Shirley Wind, LLC (a formerly wholly owned subsidiary of CHEC which owned 90% controlling interest in Shirley Delaware, which owned 100% interest in Shirley Wind)
Shirley Delaware	Shirley Wind (Delaware), LLC (100% owner of Shirley Wind)
Shirley Wind	Shirley Wind, LLC (a 20 megawatt wind project)
Cornhusker Holdings	Cornhusker Energy Lexington Holdings, LLC (a CHEC investment)
JB Wind	JB Wind Holdings, LLC (a CH-Community Wind investee company)

Regulators
NYS	New York State
PSC	NYS Public Service Commission
FERC	Federal Energy Regulatory Commission
DEC	NYS Department of Environmental Conservation

Terms Related to Business Operations Used By CH Energy Group
1993 PSC Policy	PSC’s 1993 Statement of Policy regarding pension and other post-employment benefits
2006 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on July 24, 2006

(i)

2009 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on June 22, 2009
2010 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on June 18, 2010
Dth	Decatherms
Distributed Generation	An electrical generating facility located at a customer’s point of delivery which may be connected in parallel operation to the utility system
kWh	Kilowatt-hour(s)
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MW / MWh	Megawatt(s) / Megawatt-hour(s)
OPEB	Other Post-Employment Benefits
RDMs	Revenue Decoupling Mechanisms
Retirement Plan	Central Hudson’s Non-Contributory Defined Benefit Retirement Income Plan
ROE	Return on Equity
ROW	Right-of-Way
Settlement Agreement	Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended, among Central Hudson, PSC Staff, and Certain Other Parties
Temporary State Assessment	New York State Temporary State Energy and Utility Service Conservation Assessment required to be collected from April 4, 2009 to March 31, 2014

Other
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EITF	FASB Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934
GAAP	Accounting Principles Generally Accepted in the United States of America
NYISO	New York Independent System Operator
NYSERDA	New York State Energy Research and Development Authority
Registrants	CH Energy Group and Central Hudson

(ii)

(iii)

(iv)

PART I

FILING FORMAT

This 10-K Annual Report for the fiscal year ended December 31, 2011, is a combined report being filed by two different Registrants: CH Energy Group and Central Hudson.  Any references in this 10-K Annual Report to CH Energy Group include all subsidiaries of CH Energy Group, including Central Hudson, except where the context clearly indicates otherwise.  Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to CH Energy Group and its subsidiaries other than Central Hudson.  When this 10-K Annual Report is incorporated by reference into any filing with the SEC made by Central Hudson, the portions of this 10-K Annual Report that relate to CH Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

CH Energy Group’s wholly owned subsidiaries include Central Hudson and CHEC.  For additional information, see the sub-caption “CHEC and Its Subsidiaries and Investments” in Item 1 - “Business” under the caption “Subsidiaries of CH Energy Group.”

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

ITEM 1 - Business

CORPORATE STRUCTURE

CH Energy Group is the holding company parent corporation of two principal, wholly owned subsidiaries, Central Hudson and CHEC.  Central Hudson is a regulated electric and natural gas subsidiary.  CHEC, the parent company of CH Energy Group’s unregulated businesses and investments, has one wholly owned subsidiary, Griffith Energy Services, Inc. (“Griffith”).  CHEC also has ownership interests in certain subsidiaries that are less than 100% owned.  For more information, see sub-caption “Other Subsidiaries and Investments” under caption “CHEC and Its Subsidiaries and Investments.” For information concerning revenues, certain expenses, earnings per share, and information regarding assets of Central Hudson’s regulated electric and regulated natural gas segments and of Griffith, see Note 13 - “Segments and Related Information.”

HOLDING COMPANY REGULATION

CH Energy Group is a “holding company” under Public Utility Holding Company Act of 2005 (“PUHCA 2005”) because of its ownership interests in Central Hudson and CHEC.  CH Energy Group, however, is exempt from regulation as a holding company under PUHCA 2005, because it derives substantially all of its public utility company revenues from business conducted within a single state, the State of New York.  At the present time, CH Energy Group cannot predict whether and when its circumstances may change such that it no longer qualifies for exemption from PUHCA 2005.

SUBSIDIARIES OF CH ENERGY GROUP

Central Hudson

Central Hudson is a New York State natural gas and electric corporation formed in 1926.  Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas at retail in portions of New York State.  Central Hudson also generates a small portion of its electricity requirements.

Central Hudson serves a territory comprising approximately 2,600 square miles in the Hudson Valley, with a population estimated at 680,000.  Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories.  The number of Central Hudson employees at December 31, 2011, was 838.

Central Hudson’s territory reflects a diversified economy, including manufacturing industries, governmental agencies, public and private institutions, wholesale and retail trade operations, research firms, farms and resorts.

Seasonality and Other Weather Impacts

Central Hudson’s delivery revenues have historically varied seasonally in response to weather.  Sales of electricity are highest during the summer months, primarily due to the use of air-conditioning and other cooling equipment.  Sales of natural gas are highest during the winter months, primarily due to space heating usage.  Central Hudson’s rates are developed based on forecasts of annual sales volumes.  Effective July 1, 2009 and continuing in the 2010 Rate Order through June 30, 2013, Central Hudson’s delivery rate structure includes RDMs, which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual sales volumes as a result of weather or other factors as compared to those forecasted in rate proceedings no longer have a significant impact on earnings.  However, variations between actual expenses incurred due to storm activity and the amount set in rates may impact Central Hudson’s earnings.  Central Hudson has the ability to request regulatory recovery of significant incremental costs incurred if certain criteria are met as defined by the PSC and, as such, any adverse impact on earnings for higher storm expenses should be limited to non-material amounts, as long as the other criteria for deferral accounting are met.

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

Since July 2009, Central Hudson’s rates have included RDMs which are intended to minimize the earnings impact resulting from reduced energy consumption as energy efficiency programs are implemented by breaking the link between energy sales and utility revenues and profits.  Central Hudson’s RDMs allow the Company to recognize electric delivery revenues and gas sales per customer at the levels approved in rates for most of Central Hudson’s electric and gas customer classes.

Central Hudson’s retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers.  Retail rates for delivery and supply are shown separately on retail bills to allow customers to see the costs associated with their commodity supply, and thus facilitate retail competition.  During 2011, the average price of electricity for full service customers was 14.48 cents per kWh as compared to an average of 14.94 cents per kWh in 2010.  The PSC has authorized Central Hudson to recover the costs of the electric commodity from customers, without earning a profit on the commodity costs.  The average delivery price in 2011 was 5.60 cents per kWh and 5.26 cents per kWh in 2010.  The increase in delivery price was primarily due to the implementation of new rates as part of the 2010 Rate Order.  The average delivery price in 2011 also includes a surcharge resulting from the Electric RDM.

Central Hudson’s retail natural gas rate structure consists of various service classifications covering transport, retail access service, and full service (which includes natural gas supply) for residential, commercial, and industrial customers.  During 2011, the average price of natural gas for full-service customers was $15.50 per Mcf as compared to an average of $14.86 per Mcf in 2010.  The PSC has authorized Central Hudson to recover the costs of the gas commodity from customers, without earning a profit on the commodity costs.  The average delivery price for natural gas for retail and full service in 2011 was $6.94 per Mcf and $6.67 per Mcf in 2010.  The increase in delivery price was primarily due to the implementation of new rates as part of the 2010 Rate Order and increases associated with surcharges to cover additional assessments from New York State agencies.  The average delivery price in 2011 includes a surcharge resulting from the Gas RDM.

For further information regarding the terms of the 2006 Rate Order, 2009 Rate Order and 2010 Rate Order under which Central Hudson operated during the current reporting period, see Note 2 - “Regulatory Matters” under the caption “2006, 2009 and 2010 Rate Orders.”

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

Purchased Power and Generation Costs
For the year ended December 31, 2011, the sources and related costs of purchased electricity and electric generation for Central Hudson were as follows (In Thousands):

Sources of Energy	Aggregate Percentage of Energy Requirements	Costs in 2011
Purchased Electricity	96.8%	$196,009
Hydroelectric and Other	3.2%	374
	100.0%

Deferred Electricity Cost		9,777
Total		$206,160

Research and Development

Central Hudson is engaged in the conduct and support of research and development (“R&D”) activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy.  Central Hudson’s R&D expenditures were $2.1 million in 2011, $3.1 million in 2010 and $3.9 million in 2009.  These expenditures were for internal research programs and for contributions to research administered by New York State Energy Research and Development Authority (“NYSERDA”), the Electric Power Research Institute, and other industry organizations.  The decrease in total R&D expenditures in 2011 as compared to the prior two periods is a result of a PSC Order to cease the collection from customers and payment to NYSERDA of certain energy efficiency research funds in the current year.  There is no impact on earnings related to this change and the collections and payments have resumed in 2012.  R&D expenditures are provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service, with any differences between R&D expense and the rate allowances deferred for future recovery from or return to customers.

Other Central Hudson Matters

Labor Relations:  Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its 519 unionized employees, representing construction and maintenance employees, customer service representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions).  This agreement became effective on May 1, 2011, and remains effective through April 30, 2016.

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

Griffith

Griffith is an energy services company engaged in fuel distribution, including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment.  The number of Griffith employees at December 31, 2011 was 403.

Other Subsidiaries and Investments

Pursuant to the strategy shift announced in 2010, during 2011, CH Energy Group sold its four largest renewable energy investments; Lyonsdale, Shirley Wind, CH-Auburn and the molecular gate owned by CH-Greentree.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Executive Summary" for further discussion.

Seasonality

A substantial portion of CHEC’s revenues vary seasonally, as Griffith’s fuel oil deliveries are directly related to use for space heating and are highest during the winter months.

Competition

Griffith participates in a competitive fuel distribution industry that is subject to different risks than those found in the businesses of the regulated utility, Central Hudson.  Griffith faces competition from other fuel distribution companies and from companies supplying other fuels for heating, such as natural gas and propane.  For a discussion of Griffith’s operating revenues and operating income, see the caption “Results of Operations” in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K Annual Report.

ENVIRONMENTAL QUALITY REGULATION

Central Hudson and Griffith are subject to regulation by federal, state, and local authorities with respect to the environmental effects of their operations. Environmental matters may expose Central Hudson and Griffith to potential liability, which, in certain instances, may be imposed without regard to fault or may be premised on historical activities that were lawful at the time they occurred.

Central Hudson and Griffith each monitor their activities in order to determine their impact on the environment and to comply with applicable environmental laws and regulations.

The principal environmental areas relevant to these companies (air, water and industrial and hazardous wastes, other) are described below. Unless otherwise noted, all required permits and certifications have been obtained by the applicable company. Management believes that each company was in material compliance with these permits and certifications during 2011, except as noted in Note 12 – “Commitments and Contingencies” under the caption “Environmental Matters” of this 10-K Annual Report.

Air Quality

The Clean Air Act Amendments of 1990 address attainment and maintenance of national air quality standards and impact Central Hudson electric generating facilities in South Cairo and Coxsackie, NY.  See Note 12 – “Commitments and Contingencies” under the caption “Environmental Matters” regarding the investigation by the EPA into the compliance of a former major Central Hudson generating asset.

Prior to the sale of CH-Auburn, a Notice of Violation of its air permit was received from the NYS DEC in 2010.  CH-Auburn reached an agreement with the NYS DEC to resolve this issue and paid a civil penalty of approximately $30,000 in the first quarter of 2011.  There were no outstanding violations at the time of sale.

Water Quality

The Clean Water Act established the basic framework for federal and state regulation of water pollution control and requires facilities that discharge waste or storm water into the waters of the United States to obtain permits. Central Hudson and Griffith have permits regulating pollutant discharges for relevant locations.

Industrial & Hazardous Substances and Wastes

Central Hudson and Griffith are subject to federal, state and local laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes. Currently, there are no permit or certification requirements for Griffith. See Note 12 − “Commitments and Contingencies” under the caption “Environmental Matters” for additional discussion regarding, among other things, Central Hudson’s former MGP facilities and Little Britain Road.

Environmental Expenditures

2011 actual and 2012 estimated expenditures attributable in whole or in substantial part to environmental considerations are detailed in the table below:

Central Hudson	Griffith
2011 - $2.1 million	2011 - $0.8 million
2012 - $6.8 million	2012 - $0.5 million

Prior to their sale in 2011, actual environmental expenditures by CH-Auburn and Lyonsdale were not material.

Central Hudson and Griffith are also subject to regulation with respect to other environmental matters, such as noise levels, protection of vegetation and wildlife, and limitations on land use, and are in compliance with regulations in these areas.

Regarding environmental matters, except as described in Note 12 - “Commitments and Contingencies” under the caption “Environmental Matters,” neither CH Energy Group, Central Hudson nor Griffith are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

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

EXECUTIVE OFFICERS OF CH ENERGY GROUP

All executive officers of CH Energy Group are elected or appointed annually by its Board of Directors.  There are no family relationship among any of the executive officers of CH Energy Group.  The names of the current executive officers of CH Energy Group, their positions held and business experience during the past five years, and ages (at December 31, 2011) are as follows:

Date Commenced
Executive Officers	Age	Current	and Prior Positions	CH Energy Group	Central Hudson	CHEC
Steven V. Lant	54	Chairman of the Board		Apr 2004	May 2004	May 2004
		Chief Executive Officer		Jul 2003	Jul 2003	Jul 2003
		President		Jul 2003		Jul 2003
		Director		Feb 2002	Dec 1999	Dec 1999

James P. Laurito(1)	55	President			Jan 2010
		Executive Vice President		Nov 2009	Nov 2009
		Director			Nov 2009	Nov 2009

Christopher M. Capone	49	President				Sep 2010
		Executive Vice President		Jan 2007	Jan 2007
		Director			Mar 2005	Mar 2007
		Chief Financial Officer		Sep 2003	Sep 2003	Sep 2003
		Treasurer		Apr 2003	Jun 2001	Apr 2003

John E. Gould(2)	67	Executive Vice President and General Counsel		Oct 2009	Jan 2010	Jan 2010
		Secretary		Mar 2007	Jun 2007	Jun 2007
		Assistant Secretary		Nov 1999	Jan 2000

Denise D. VanBuren	50	Secretary		Dec 2009	Jan 2010	Jan 2010
		Vice President - Corporate Communications		Dec 2009	Jan 2010
		Vice President - Public Affairs and Energy Efficiency		Aug 2007	Aug 2007
		Vice President - Corporate Communications and Community Relations		Nov 2000	Nov 2000

Charles A. Freni, Jr.	52	Director			Mar 2011
		Senior Vice President - Customer Services			Jan 2005

W. Randolph Groft	50	Executive Vice President				Jan 2003
		Director				Jan 2003

Kimberly J. Wright	44	Vice President - Accounting and Controller		May 2008
		Controller			Oct 2006

(1)
From 2003 to August 2009, served as the President and Chief Executive Officer of New York State Electric and Gas Corporation and of Rochester Gas and Electric Corporation; both companies are gas and electric utilities.

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

CENTRAL HUDSON’S RATES LIMIT ITS ABILITY TO RECOVER ITS COSTS FROM ITS CUSTOMERS

Description and Sources of Risk

Central Hudson’s retail rates are regulated by the PSC.  Rates generally may not be changed during their respective terms.  Therefore, rates cannot be modified for higher expenses than those assumed in the current rates, absent circumstances such as an increase in expenses that meet the PSC’s threshold requirements for filing for approval of deferral accounting.  Central Hudson is operating under a three year rate order plan approved by the PSC effective July 1, 2010.  The following could unfavorably impact Central Hudson’s financial results:

•
Higher expenses than reflected in current rates.  Higher expenses could result from, among other things, increases in taxes and assessments, unrecoverable storm restoration expense, labor, health care benefits or other expense components.

•	Penalties imposed by the PSC for the failure to achieve performance metrics established in rate proceedings, or violation of PSC Orders.

•
Higher electric and natural gas capital project costs resulting from escalation of labor, material and equipment prices, as well as potential delays in the siting and legislative and/or regulatory approval requirements associated with these projects.

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

Potential Impacts

Any one or more of the following could result from these events:

•	An adverse impact on Griffith’s ability to attract new full-service residential customers and retain existing full-service residential customers.

•	Further sales volume reductions, and/or compressed margins.

•	Increased working capital requirements stemming from an increase in oil and/or propane prices.

These events could materially reduce Griffith’s contribution to CH Energy Group’s earnings and cash flow.

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

CENTRAL HUDSON

Electric

Central Hudson owns hydroelectric and gas turbine generating facilities as described below.

Type of Electric Generating Plant	Year Placed in Service/Refurbished	MW(1) Net Capability
Hydroelectric (3 stations)	1920-1986	22.4
Gas turbine (2 stations)	1969-1970	42.5
Total		64.9

(1) Reflects maximum one-hour net capability (winter rating as of December 31, 2011) of Central Hudson’s electric generating plants and therefore does not include firm purchases or sales.

Central Hudson owns substations having an aggregate transformer capacity of 5.0 million kilovolt amperes.  Central Hudson’s electric transmission system consists of 629 pole miles of line.  The electric distribution system consists of approximately 7,300 pole miles of overhead lines and 1,400 trench miles of underground lines, as well as customer service lines and meters.

Electric Load and Capacity

Central Hudson’s maximum one-hour demand for electricity within its own territory for the year ended December 31, 2011, occurred on July 22, 2011, and amounted to 1,225 MW.  In prior summer periods peak electric demand has reached 1,295 MW which occurred on August 2, 2006.  Central Hudson’s maximum one-hour demand for electricity within its own territory for that part of the 2011-2012 winter capability period through January 18, 2012, occurred on December 18, 2011, and amounted to 840 MW.

Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers.  For more information, see Note 12 - “Commitments and Contingencies.”

Natural Gas

Central Hudson’s natural gas system consists of 164 miles of transmission pipelines and 1,185 miles of distribution pipelines, as well as customer service lines and meters.  For the year ended December 31, 2011, the total amount of natural gas purchased by Central Hudson from all sources was 11,456,822 Mcf.  Central Hudson owns two propane-air mixing facilities, one located in Poughkeepsie, New York, and the other in Newburgh, New York.  As of December 31, 2011, these facilities are no longer in service and are in the process of being dismantled.  The cost to be incurred associated with the retirement of these facilities is not expected to be material and will have no impact on earnings.

The peak daily demand for natural gas of Central Hudson’s customers for the year ended December 31, 2011, and for that part of the 2011-2012 heating season through January 30, 2012, occurred on January 23, 2011 and amounted to 115,807 Mcf.  In prior years, winter period daily peak demand has reached 125,496 Mcf which occurred on January 27, 2005.  Central Hudson’s firm peak day natural gas capability in the 2011-2012 heating season was 134,484 Mcf.

Other Central Hudson Matters

Central Hudson owns its corporate headquarters located in Poughkeepsie, New York, as well as several district offices located throughout the Hudson Valley.  Central Hudson’s electric generating plants and important property units are generally held by it in fee simple, except for certain ROW and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights.  Certain of the Central Hudson properties are subject to ROW and easements that do not interfere with Central Hudson’s operations.  In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed and the remaining interest is owned by various telecommunications companies.  In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contracts.

During the three-year period ended December 31, 2011, Central Hudson made gross property additions of $244.8 million and property retirements and adjustments of $40.4 million, resulting in a net increase (including construction work in progress) in gross utility plant of $204.4 million, or 16%.

CHEC

As of December 31, 2011, CHEC owned a 100% interest in Griffith.  As of December 31, 2011, Griffith owned or leased several office, warehouse, and bulk petroleum storage facilities.  These facilities are located in Delaware, Maryland, Virginia, and West Virginia.  The bulk petroleum storage facilities have capacities from 60,000 gallons up to 760,000 gallons.  Griffith leases its corporate headquarters, which is located in Columbia, Maryland.

ITEM 3 - Legal Proceedings

For information about developments regarding certain legal proceedings, see Note 12 - “Commitments and Contingencies” of this 10-K Annual Report.

ITEM 4 – Mine Safety Disclosures

Not applicable.

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

		Indexed Returns
	Base Period	Years Ending
	Dec	Dec	Dec	Dec	Dec	Dec
Company / Index	2006	2007	2008	2009	2010	2011
CH Energy Group, Inc.	$100	$88.27	$107.80	$93.44	$113.08	$140.76
S&P 500 Index	$100	$105.49	$66.46	$84.05	$96.71	$98.76
EEI Index	$100	$116.56	$86.37	$95.62	$102.34	$122.80

COMMON STOCK DIVIDENDS AND PRICE RANGES

CH Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective Common Stock in each year commencing in 1903, and the Common Stock has been listed on the New York Stock Exchange since 1945. The closing price as of December 31, 2011 and December 31, 2010 was $58.38 and $48.89, respectively. The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

	2011			2010
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$50.75	$47.44	$0.540	$43.57	$38.25	$0.540
2nd Quarter	$54.44	$48.76	$0.540	$43.47	$37.75	$0.540
3rd Quarter	$57.12	$48.00	$0.540	$44.77	$38.60	$0.540
4th Quarter	$59.67	$50.55	$0.555	$50.33	$43.72	$0.540

In the third and fourth quarters of 2011, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share.  This dividend is an increase from the 54 cents per share declared to shareholders each quarter since 1998.  This increase is consistent with CH Energy Group’s strategy which targets stable and predictable earnings, with growth trend expectations of 5% or more per year off a base of $2.76 in 2009 and the expectation to provide an annualized common stock dividend that is the higher of $2.22 per share or 65% to 70% of annual earnings.  In declaring future dividends, CH Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

CH Energy Group’s ability to pay dividends to common shareholders is affected by the ability of its subsidiaries to pay dividends to the parent company.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of December 31, 2011, Central Hudson would be able to pay a maximum of $44.6 million in dividends to CH Energy Group without violating the restrictions imposed by the PSC.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  During the year ended December 31, 2011, Central Hudson declared and paid dividends of $43.0 million to CH Energy Group.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

The number of registered holders of Common Stock of CH Energy Group as of December 31, 2011 was 13,980.

All of the outstanding Common Stock of Central Hudson and all of the outstanding Common Stock of CHEC are held by CH Energy Group.

Beginning in the fourth quarter of 2010 CH Energy Group, using excess liquidity largely related to proceeds from divestitures, repurchased shares of its own common stock.  For more information regarding CH Energy Group’s stock repurchase program, see the “Anticipated Sources and Uses of Cash” section of Item 7 - Management Discussion and Analysis.

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended December 31, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1-31, 2011	1,042	$52.17	-	1,051,324
November 1-30, 2011	377	$54.58	-	1,051,324
December 1-31, 2011	-	$-	-	1,051,324
Total	1,419	$52.81	-

(1)	Consists of shares surrendered to CH Energy Group in satisfaction of tax withholdings on the vesting of restricted shares.
(2)	Value at which reacquired shares of CH Energy Group's common stock credited on the date the stock was surrendered.
(3)
On July 31, 2007, the Board of Directors authorized the repurchase of up to 2,000,000 shares or approximately 13% of CH Energy Group's outstanding common stock on that date, from time to time, over the five year period ending July 31, 2012.

ITEM 6 - Selected Financial Data of CH Energy Group and Its Subsidiaries

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA(1)
(CH ENERGY GROUP)
(In Thousands, except per share data)

	2011	2010	2009	2008	2007
Operating Revenues
Electric - Delivery	$332,388	$317,023	$275,167	$242,334	$233,033
Electric - Supply	206,160	246,116	261,003	365,827	383,806
Natural Gas - Delivery	85,196	81,606	66,916	59,897	55,326
Natural Gas - Supply	76,778	75,189	107,221	129,649	110,123
Competitive business subsidiaries	284,998	240,174	211,250	330,254	287,882
Total	985,520	960,108	921,557	1,127,961	1,070,170

Operating Income	99,589	99,303	81,585	70,701	76,426

Income from continuing operations	43,184	40,330	33,597	30,968	41,143
Income (Loss) from discontinued operations, net of tax	3,126	(1,128)	10,681	5,186	2,343
Dividends declared on Preferred Stock of subsidiary	970	970	970	970	970
Net Income attributable to CH Energy Group	45,340	38,504	43,484	35,081	42,636
Dividends Declared on Common Stock	33,291	34,161	34,119	34,086	34,052
Change in Retained Earnings	12,049	4,343	9,365	995	8,584
Retained Earnings - beginning of year	230,342	225,999	216,634	215,639	207,055
Retained Earnings - end of year	$242,391	$230,342	$225,999	$216,634	$215,639

Common Share Data:
Average shares outstanding - basic	15,278	15,785	15,775	15,768	15,762
Income from continuing operations - basic	$2.77	$2.51	$2.08	$1.89	$2.55
Income from discontinued operations - basic	$0.20	$(0.07)	$0.68	$0.33	$0.15
Net Income attributable to CH Energy Group - basic	$2.97	$2.44	$2.76	$2.22	$2.70
Average shares outstanding - diluted	15,481	15,952	15,881	15,805	15,779
Income from continuing operations - diluted	$2.73	$2.48	$2.07	$1.89	$1.89
Income from discontinued operations - diluted	$0.20	$(0.07)	$0.68	$0.33	$0.15
Net Income attributable to CH Energy Group - diluted	$2.93	$2.41	$2.74	$2.22	$2.04
Dividends declared per share	$2.19	$2.16	$2.16	$2.16	$2.16
Book value per share (at year-end)	$32.88	$34.03	$33.76	$33.17	$33.19

Total Assets (at year-end)	$1,730,112	$1,729,275	$1,697,883	$1,730,183	$1,494,748
Long-term Debt (at year-end)(2)	$446,003	$502,959	$463,897	$413,894	$403,892
Cumulative Preferred Stock (at year-end)	$21,027	$21,027	$21,027	$21,027	$21,027
Total CH Energy Group Common Shareholders' Equity (at year-end)	$502,248	$537,804	$553,502	$523,534	$523,148

(1)	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report.
(2)	Net of current maturities of long-term debt.

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

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA(1)
(CENTRAL HUDSON)
(In Thousands)

	2011	2010	2009	2008	2007
Operating Revenues
Electric - Delivery	$332,388	$317,023	$275,167	$242,334	$233,033
Electric - Supply	206,160	246,116	261,003	365,827	383,806
Natural Gas - Delivery	85,196	81,606	66,916	59,897	55,326
Natural Gas - Supply	76,778	75,189	107,221	129,649	110,123
Total	700,522	719,934	710,307	797,707	782,288

Operating Income	95,526	94,848	76,338	67,344	71,406

Net Income	45,037	46,118	32,776	27,238	33,436

Dividends Declared on Cumulative Preferred Stock	970	970	970	970	970

Income Available for Common Stock	44,067	45,148	31,806	26,268	32,466
Dividends Declared to Parent - CH Energy Group	43,000	31,000	-	-	8,500
Change in Retained Earnings	1,067	14,148	31,806	26,268	23,966
Retained Earnings - beginning of year	164,898	150,750	118,944	92,676	68,710
Retained Earnings - end of year	$165,965	$164,898	$150,750	$118,944	$92,676

Total Assets (at year-end)	$1,602,381	$1,539,074	$1,485,600	$1,492,196	$1,252,694
Long-term Debt (at year-end)(2)	$417,950	$453,900	$413,897	$413,894	$403,892
Cumulative Preferred Stock (at year-end)	$21,027	$21,027	$21,027	$21,027	$21,027
Total Equity (at year-end)	$445,295	$444,228	$430,080	$373,274	$347,006

(1)	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - “Financial Statements and Supplementary Data” of this 10-K Annual Report.
(2)	Net of current maturities of long-term debt.

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

CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and through share appreciation that is expected to result from earnings and dividend growth over the long-term.

Mission and Strategy

CH Energy Group’s mission is to provide electricity, natural gas, petroleum and related services to an expanding customer base in a safe, reliable, courteous and affordable manner; to produce growing financial returns for shareholders; to foster a culture that encourages employees to reach their full potential; and to be a good corporate citizen.

CH Energy Group endeavors to fulfill its mission, providing an attractive risk adjusted return to CH Energy Group shareholders, by executing our plan to:

•	Concentrate on energy distribution through Central Hudson in the Mid-Hudson Valley and through Griffith in the Mid-Atlantic region
•	Invest primarily in utility electric and natural gas transmission and distribution
•	Focus on risk management
•	Limit commodity exposure
•	Manage regulatory affairs effectively
•	Maintain a financial profile that supports a credit rating in the “A” category
•	Target stable and predictable earnings, with growth trend expectations of 5% or more per year off a base of $2.76 per share in 2009
•	Provide an annualized common stock dividend that is the higher of $2.22 per share or 65% to 70% of annual earnings

Implementation and Achievements

CH Energy Group has effectively completed the strategy transition announced in October 2010, reducing earnings risk and volatility while strengthening the foundation for future earnings growth.  During 2011, CH Energy Group divested its significant renewable energy investments, repurchased $50 million of CH Energy Group Common Stock, repaid $20 million of CH Energy Group long-term debt, invested over $85 million in Central Hudson’s infrastructure, increased Central Hudson’s core earnings and invested approximately $4.5 million in new tuck-in acquisitions at Griffith.  Based on the results of the strategy implementation, the Board of Directors of CH Energy Group approved an increase to the dividend in the third quarter of 2011 by approximately 3%; the first increase since 1998.  The following charts depict the asset composition of CH Energy Group as of December 31, 2011 and 2010 which demonstrate the implementation of the announced strategy shift.

CH Energy Group Assets at December 31, 2011 and 2010

2011	2010

Central Hudson	Griffith	Other Businesses and Investments

During 2011, CH Energy Group has divested CHEC’s four largest renewable energy investments; Lyonsdale, Shirley Wind, CH-Auburn and CH-Greentree.  The sale of these investments increased earnings by $2.3 million in 2011.  Proceeds from the sales of these investments were used primarily for the repurchase of outstanding Common Stock of CH Energy Group and debt repayment.  During 2011, approximately 949,000 shares, or 6% of CH Energy Group’s outstanding Common Stock, were repurchased.  Additionally, a portion of the proceeds from the sale of Shirley Wind was used to pay down $20 million of CH Energy Group private placement debt.

Central Hudson’s electric and natural gas infrastructure are the core growth drivers of CH Energy Group.  Central Hudson’s capital expenditures have grown over the past 5 years, totaling approximately $400 million over that period.  Central Hudson expects to invest $300 million during the current three-year rate plan between July 1, 2010 and June 30, 2013, and similar or higher levels of capital expenditures beyond the three-year rate agreement.

Additionally, Griffith’s tuck-in acquisitions are expected to increase this business unit’s contributions to CH Energy Group’s earnings.  Griffith resumed its acquisition activity at the end of 2010 and has successfully acquired 7 new businesses as of December 31, 2011.  Additionally, Griffith was able to effectively manage costs to offset inflation and increase margins in an environment of high commodity prices and contracting customer demand for petroleum products.

With the successful implementation of the strategy transition, CH Energy Group’s management believes that it is well positioned to achieve its goal of a 5% earnings growth trend starting with 2009 as a base year.

The following information outlines the strategies for each of CH Energy Group’s business units, including a description of the business core competencies, investment opportunities, potential risks, and notable activity during 2011.  Business unit contributions to operating revenues and net income for the years ended December 31, 2011, 2010 and 2009 are discussed in the Results of Operations section of this Management’s Discussion and Analysis.

Central Hudson

Business Description and Strategy

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

Central Hudson believes that it has strong competencies in safe and efficient utility operations, financial management, risk management and regulatory affairs which will facilitate the achievement of its strategy.  Central Hudson has bolstered its strategic and business planning processes and has formalized the goal alignment throughout all levels of the organization in an effort to meet or exceed the expectations of its key stakeholders.

Opportunities and Risks

Earnings growth is primarily expected to come from increases in net utility plant.  Central Hudson invests significant capital on an annual basis to attach new customers to the system and to replace aging infrastructure.  Central Hudson’s investments enhance safety and reliability, and improve customer satisfaction and reduce risk.  Opportunities to enhance transmission and distribution systems and information systems technologies are evaluated and prioritized based on their designed benefits, projected costs, and estimated risks.  Management continually monitors and evaluates its capital expenditure forecasts and project priorities, which include certain long-term investment opportunities in the system’s distribution infrastructure and potentially in gas and electric transmission.

Central Hudson continues to advance its cost management efforts and seek opportunities to improve existing business processes utilizing Lean Six Sigma techniques, which is a data driven approach to eliminating waste as well as improving efficiency and service quality.  These incremental process improvements focus on producing more revenue, providing cost savings and creating quality improvements, thereby providing benefits for both CH Energy Group shareholders and Central Hudson customers.  Central Hudson also recognizes the importance of innovation and encourages employees to create new value and opportunities to reduce costs and improve quality through event driven activities.

The key risks Management sees in achieving this strategy are the regulatory environment, cost management and the economy in Central Hudson’s service territory.

Central Hudson’s ability to meet its financial objectives is largely dependent on the consistency and appropriateness of the PSC’s ratemaking practices.  Risks related to these practices include reduced allowed returns on equity and/or reduced probabilities of achieving allowed returns, an inability to recover the full costs of doing business, declining support for strong capital structures and credit ratings, changes in deferral accounting that increase volatility of earnings and/or defer cash recovery of our costs, elimination of RDMs and changes in the mechanisms currently in place for recovery of our commodity purchases.  Additionally, lower interest rates could lead to a decrease in the authorized ROE in a future rate proceeding.  Management believes Central Hudson’s commitments to providing safe and reliable service, customer satisfaction, operational excellence and promoting positive customer and regulatory relations are important for supportive regulatory relationships and obtaining full cost recovery and competitive returns for shareholders.

The current three-year rate plan, which commenced on July 1, 2010, reduces uncertainty and risk and supports investment in Central Hudson’s infrastructure to improve the quality of service to customers.  The key provisions of the rate plan include an authorized regulatory return on equity of 10.0% and a 48% regulatory equity ratio; the continuation of a RDM; full recovery and deferral provisions for purchased electric and gas, MGP site remediation, pension and OPEB expenses.  The rate plan also contains a number of service quality thresholds; performance below these thresholds entails financial penalties.  Additionally, PSC staff approved and incorporated in the development of rates, Central Hudson’s capital expenditure budget for the term of the three-year rate plan, subject to the achievement of certain defined Net Plant targets.  The PSC’s regulations also provide an opportunity to recover certain extraordinary expenditures that are not reflected in rates.  However, the 3-pronged test criteria required for approval may limit Central Hudson from recovering some or all of such costs, reducing earnings for shareholders.  Management believes the current rate plan and other regulatory orders under which Central Hudson operates demonstrate a constructive relationship with New York State regulators and the willingness of regulators to enable Central Hudson to earn stable, predictable returns while providing reliable, high quality service and fulfilling New York State energy policy objectives.

The impacts of laws and other regulations represent another risk to the Central Hudson strategy.  In addition to the recovery of costs of operation, Central Hudson’s current rate structure includes a return on the utility’s projected rate base.  Rate base represents Central Hudson’s investment in its utility infrastructure adjusted for certain required regulatory items.  Changes in tax legislation or accounting can reduce the amount of Central Hudson rate base, reducing Central Hudson’s future rates and potential earnings.  Central Hudson’s election to utilize bonus depreciation as it has been made available in recent years has had just such an impact.  In addition, Central Hudson’s change to the accounting tax method related to costs to repair and maintain utility assets has resulted in an increase in its deferred tax liability and a decrease to rate base.  For additional discussion of these tax items, see Note 4 – “Income Tax.”

Another risk is the ability to effectively manage costs, which is a key component of Central Hudson’s strategy.  The continued implementation of Lean Six Sigma techniques to create value in existing business processes and innovation to create new value will play critical roles in managing the costs of doing business in a sustainable manner as well as result in continuous improvement in services provided to customers.

The fourth risk, the economy in Central Hudson’s service territory, affects the ability to collect receivables and the growth of utility rate base and earnings through a direct relationship to customer additions and peak demand growth.  Management believes the economy in Central Hudson’s service territory has good long-term growth prospects, but unexpected prolonged downturns could inhibit its ability to meet long term business objectives.

Other Notable 2011 Activity

During 2011, Central Hudson experienced several significant weather related events which disrupted service to our customers and resulted in extensive damage to our infrastructure.  Central Hudson’s dedicated management team and skilled labor force demonstrated their capabilities in executing organized and efficient emergency response and service restoration, while maintaining a strong focus on safety.  Two of these weather related events, Tropical Storm Irene and the late October Snowfall event, were the second and third largest storms in Central Hudson’s history and Management’s current estimate for recoverable incremental costs associated with the electric service restoration efforts of these storms have been deferred for future recovery from customers.  Central Hudson also incurred incremental costs associated with weather related gas emergencies early in 2011 and as a result of the impacts of Tropical Storm Irene; however these costs have not been deferred as of December 31, 2011 as they did not individually meet the PSC criteria for deferral accounting.  Despite these severe weather events, Central Hudson was able to improve its service quality and customer satisfaction metrics significantly in 2011.

Additionally during 2011, Central Hudson earned energy efficiency incentives of $2.7 million based on calculated energy savings for completed and committed projects with residential and commercial customers compared to 2008-2011 cumulative savings targets as approved and defined by PSC Order through the Energy Efficiency Portfolio Standard (“EEPS”) proceedings.

For further discussions relating to the extraordinary storm events and earned Energy Efficiency Incentives, see Note 2 – “Regulatory Matters.”

Griffith

Business Description and Strategy

Griffith provides fuel distribution products and services to approximately 56,000 customers in Delaware, Washington, D.C., Maryland, Pennsylvania, Virginia and West Virginia.  Griffith’s revenues, cash flows, and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene, and propane and from the installation and maintenance of heating, ventilating, and air conditioning (“HVAC”) equipment.  For a breakdown of Griffith’s gross profit by product and service line for the years ended December 31, 2011, 2010 and 2009, see the chart in the Results of Operations under the caption – “Griffith.”

Griffith’s strategy is to provide premium service to customers and to increase its profitability by:
-	practicing continuous improvement in everything we do;
-	growing through selective tuck-in acquisitions; and
-	expanding its service offerings.

Opportunities and Risks

Griffith has a strong regional brand that Management believes stands for quality, reliability, and value.  Griffith intends to continue its marketing efforts and focus on customer satisfaction, which Management believes will help to minimize customer attrition.  With reduced commodity-related volatility of earnings and cash flows following the 2009 divestiture of certain of its operations, Management has focused its attention on improving the profitability of operations and expanding products and services in the Mid-Atlantic region.

Griffith also continues to seek selective “tuck-in” acquisitions to be funded from internally generated cash.  This growth strategy focuses on acquiring and retaining customers in geographic areas that overlap Griffith’s existing operations.  Griffith expects to generate additional earnings and cash flow as a result of the expansion of its HVAC business.  These growth strategies are not expected to result in the growth of CH Energy Group’s total invested capital in Griffith.

Management sees two key risks associated with this strategy.  The primary factor that could prevent Griffith from achieving earnings growth is a sustained, significant increase in wholesale oil prices, which could reduce residential sales volumes, put downward pressure on margins and increase bad debt expense.  While Management believes that margin expansion would still be possible in this environment as competitors would be forced to increase their prices to cover their costs, Management expects that this result would lag the increase in commodity prices.  Additionally, weakness in the economy of the Mid-Atlantic region could limit Griffith’s ability to expand margins since customers’ willingness and ability to pay are typically tied to income levels and unemployment rates.  Griffith limits the impact of weather on its business through the purchase of weather derivative instruments.

Notable 2011 Activity

In 2011, Griffith acquired six fuel distribution and service businesses and acquired one additional business effective January 1, 2012.  These strategic acquisitions have already begun contributing to Griffith’s earnings and cash flows.  However, during 2011 Griffith’s earnings were adversely impacted by both a weak economy and high fuel prices.  The combination of both these events is not typical and resulted in increased customer conservation and attrition in 2011.  Griffith also experienced a decline in the number of service installations under its expanded HVAC program in 2011, which Management believes resulted from increased installation activity at the end of 2010 driven by the expiration of federal tax credits.  Despite the unfavorable environment, Management was successful in continuing its trend of increasing margins.  Additionally, Griffith continues to implement effective cost management measures, which have successfully offset inflationary cost pressures.  Management believes the current state of the economy and the reduced HVAC installations are temporary situations and that the long-term outlook of the economy in Griffith’s service territory continues to be strong with a stable pool of current and prospective customers that value quality service at a fair price.

Other Businesses and Investments

CHEC’s remaining two investments in renewable energy have zero fair value as of December 31, 2011.  CHEC also has investments in 2 cogeneration partnerships and an energy sector venture capital fund totaling approximately $2.8 million as of December 31, 2011.  These investments are not considered a part of the core business, are not expected to require significant management oversight, and no further capital investment in them is planned.  Management intends to retain these remaining investments, but will continue to monitor market conditions to evaluate the fair market value of these investments and consider whether the opportunity exists to create greater shareholder value through divestitures.  For further discussions relating to CHEC’s renewable energy investments, see Note 5 – “Acquisitions, Divestitures and Investments.”

EARNINGS PER SHARE AND OVERVIEW OF YEAR-TO-DATE RESULTS

The following discussion and analyses include explanations of significant changes in revenues and expenses between the year ended December 31, 2011, and 2010 and the year ended December 31, 2010, and 2009, for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

	2011	2010	2009
Average shares outstanding:
Basic	15,278	15,785	15,775
Diluted	15,481	15,952	15,881

Earnings per share from continuing operations:
Basic	$2.77	$2.51	$2.08
Diluted	$2.73	$2.48	$2.07

Earnings per share from discontinued operations:
Basic	$0.20	$(0.07)	$0.68
Diluted	$0.20	$(0.07)	$0.67

Earnings per share:
Basic	$2.97	$2.44	$2.76
Diluted	$2.93	$2.41	$2.74

Return earned on average common equity	9.1%	7.4%	8.6%

2011 AS COMPARED TO 2010

CH Energy Group Consolidated

Earnings per Share (Basic)

	Year Ended December 31,
	2011	2010	Change
Central Hudson - Electric	$2.22	$2.10	$0.12
Central Hudson - Natural Gas	0.66	0.76	(0.10)
Griffith	0.10	0.11	(0.01)
Other Businesses and Investments	(0.01)	(0.53)	0.52
Total CH Energy Group Consolidated Earnings, as reported	$2.97	$2.44	$0.53

Significant Events:
Central Hudson	$(0.12)	$0.12	$(0.24)
Griffith	-	(0.02)	0.02
Other Businesses and Investments	(0.06)	(0.44)	0.38
Total Significant Events	$(0.18)	$(0.34)	$0.16

CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP):
Central Hudson	$3.00	$2.74	$0.26
Griffith	0.10	0.13	(0.03)
Other Businesses and Investments	0.05	(0.09)	0.14
Total CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP)	$3.15	$2.78	$0.37

Earnings for CH Energy Group totaled $2.97 per share in 2011, an increase of $0.53 per share from the same period in 2010 when earnings had been negatively impacted by impairments on two of its non-utility assets.

Details by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Year Ended December 31,
	2011	2010	Change
Central Hudson - Electric	$2.22	$2.10	$0.12
Central Hudson - Natural Gas	0.66	0.76	(0.10)
Total Central Hudson Earnings	$2.88	$2.86	$0.02

Significant Events:
Uncollectible deferral in 2010	$-	$0.12	$(0.12)
Higher weather related restoration costs(1)	(0.31)	-	(0.31)
Energy efficiency incentives	0.10	-	0.10

Share accretion	0.09	-	0.09
Central Hudson Adjusted Earnings Per Share	$3.00	$2.74	$0.26

			Change
Delivery revenue			$0.42
Higher property and other taxes			(0.12)
Higher depreciation			(0.11)
Higher trimming costs			(0.02)
Other			0.09
			$0.26

(1)
Amount represents incremental costs incurred for weather related service restoration, including costs for outside contractor assistance in restoration efforts and higher than average internal expenses (such as overtime and materials), which did not meet the PSC criteria for deferral and therefore have not been deferred for future recovery from customers.

Earnings from Central Hudson's electric and natural gas operations increased in the year ended December 31, 2011 compared to 2010.  After adjusting Central Hudson's earnings per share for the significant items displayed above, including incremental weather related restoration costs, earnings were $0.26 per share higher year-over-year.  The single largest driver was an increase in delivery revenue resulting from mid-year delivery rate increases in both 2011 and 2010.  This additional revenue was needed for increased operating costs such as those noted above and to provide a reasonable return to shareholders.

Griffith

Earnings per Share (Basic)

	Year Ended December 31,
	2011	2010	Change
Griffith - Fuel Distribution Earnings	$0.10	$0.11	$(0.01)

Significant Events:
Discontinued operations	$0.02	$-	$0.02
Weather impact on sales	(0.02)	(0.02)	-
Griffith Adjusted Earnings Per Share	$0.10	$0.13	$(0.03)

			Change
Weather-normalized sales (including conservation)			$(0.13)
Gross margin on petroleum sales			0.09
Operating expenses			0.03
Other			(0.02)
			$(0.03)

Griffith’s earnings decreased for the year ended December 31, 2011 compared to the same period in 2010.  This decrease was primarily attributable to contractions in volume due to customer conservation that was brought on by a combination of the continued weak economy and higher wholesale fuel prices.  Improved margins and lower operating costs offset a majority of this impact.

Other Businesses and Investments

Earnings per Share (Basic)

	Year Ended December 31,
	2011	2010	Change
Other Businesses & Investments Earnings	$(0.01)	$(0.53)	$0.52

Significant Events:
Renewable Investments:
Ethanol investment impairment in 2010	$-	$(0.44)	$0.44
Biomass impairment in 2010	-	(0.08)	0.08
Wind investment impairment in 2011	(0.14)	-	(0.14)
Gain from sales of renewable investments	0.17	-	0.17
Pre-payment penalty on early retirement of debt following 2011 divestiture	(0.11)	-	(0.11)
Operations	(0.02)	(0.03)	0.01
Tax impacts	0.02	-	0.02

Income taxes related to deductions for prior periods	0.02	0.11	(0.09)
Other Businesses and Investments Adjusted Earnings Per Share	$0.05	$(0.09)	$0.14

			Change
Higher interest income			$0.05
Lower interest expense			0.02
Lower income taxes			0.05
Other			0.02
			$0.14

The earnings activity of CH Energy Group (the holding company) and CHEC’s partnerships and other investments increased in the year ended December 31, 2011 compared to the same period in 2010.   Net of the impacts of renewable investment activity and prior period income tax adjustments noted above, Other Businesses and Investments adjusted earnings per share increased $0.14 per share.  This increase was primarily due to higher interest income related to intercompany debt and lower interest expense related to the pay down of debt with the proceeds from the sale of renewable investments.

2010 AS COMPARED TO 2009

CH Energy Group Consolidated

Earnings per Share (Basic)

	Year Ended December 31,
	2010	2009	Change
Central Hudson - Electric	$2.10	$1.60	$0.50
Central Hudson - Natural Gas	0.76	0.42	0.34
Griffith	0.11	0.76	(0.65)
Other Businesses and Investments	(0.53)	(0.02)	(0.51)
	$2.44	$2.76	$(0.32)

Significant Events:
Central Hudson	$0.12	$0.26	$(0.14)
Griffith	(0.02)	0.63	(0.65)
Other Businesses and Investments	(0.41)	(0.06)	(0.35)
Total CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP)	$2.75	$1.93	$0.82

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

Detail by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Year Ended December 31,
	2010	2009	Change
Central Hudson - Electric	$2.10	$1.60	$0.50
Central Hudson - Natural Gas	0.76	0.42	0.34
Total Central Hudson Earnings	$2.86	$2.02	$0.84

Significant Events:
Uncollectible deferral	$0.12	$0.13	$(0.01)
Weather impact on sales	-	0.13	(0.13)
Central Hudson Adjusted Earnings Per Share	$2.74	$1.76	$0.98

			Change
Delivery revenue			$1.22
Lower uncollectible reserves			0.17
Higher trimming costs			(0.06)
Higher storm restoration expense(1)			(0.13)
Higher depreciation			(0.11)
Higher property and other taxes			(0.17)
Other			0.06
			$0.98

(1)	Excludes incremental costs incurred associated with the severe storms that occurred in late February 2010, which have been deferred for future recovery from customers.

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

Griffith

Earnings per Share (Basic)

	Year Ended December 31,
	2010	2009	Change
Griffith - Fuel Distribution Earnings	$0.11	$0.76	$(0.65)

Significant Events:
Discontinued operations	$-	$0.23	$(0.23)
Weather impact on sales (including hedging)	(0.02)	0.02	(0.04)
Gain on sale of Northeast operations(1)	-	0.40	(0.40)
Griffith Adjusted Earnings Per Share	$0.13	$0.11	$0.02

			Change
Margin on petroleum sales and services			$0.01
Weather normalized sales (including conservation)			(0.05)
Lower operating expenses			0.06
Lower uncollectible accounts			0.04
Other			(0.04)
			$0.02

(1) See additional taxes owed by CH Energy Group within Other Businesses & Investments

Griffith’s earnings decreased for the year ended December 31, 2010 compared to the same period in 2009.  This decrease was primarily attributable to the sale of operations in certain geographic locations at the end of 2009.  The gain recorded as a result of the sale and the decreased customer base resulted in a decrease in 2010 earnings as compared to 2009.  Unfavorable impacts of weather and continued customer conservation also contributed to the decreased earnings, but were offset by lower operating expenses resulting from cost reductions implemented by Management to align its cost structure to its smaller size following the partial divestiture.  Lower uncollectible accounts also favorably impacted 2010 results.

Other Businesses and Investments

Earnings per Share (Basic)

	Year Ended December 31,
	2010	2009	Change
Other Businesses & Investment Earnings	$(0.53)	$(0.02)	$(0.51)

Significant Events:
Ethanol investment impairment	$(0.44)	$-	$(0.44)
Biomass investment impairment	(0.08)	-	(0.08)
Lower income taxes	0.11	-	0.11
Holding company's income taxes on Griffith sale	-	(0.06)	0.06
Other Businesses and Investments Adjusted Earnings Per Share	$(0.12)	$0.04	$(0.16)

			Change
Renewable Energy Investments			$(0.11)
Holding company interest expense			(0.05)
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

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues (net of divestitures) and net income for the year ended December 31, 2011 and 2010 are illustrated below  (Dollars in Thousands):

	Year Ended December 31, 2011					Year Ended December 31, 2010
Business Unit	Operating Revenues		Net Income (loss) attributable to CH Energy Group			Operating Revenues		Net Income (loss) attributable to CH Energy Group
Electric(1)	$538,548	55%	$33,936	75%		$563,139	59%	$33,125	86%
Gas(1)	161,974	16%	10,131	23%		156,795	16%	12,023	31%
Total Central Hudson	700,522	71%	44,067	98%		719,934	75%	45,148	117%
Griffith(1), (2)	284,998	29%	1,503	3%		240,174	25%	1,774	5%
Other Businesses and Investments(3)	-	-%	(230)	(1	) %	-	-%	(8,418)	(22	) %
Total CH Energy Group	$985,520	100%	$45,340	100%		$960,108	100%	$38,504	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 2011: 21% cost recovery revenues + 34% other revenues = 55%
Electric 2010: 26% cost recovery revenues + 33% other revenues = 59%
Natural Gas 2011: 8% cost recovery revenues + 8% other revenues = 16%
Natural Gas 2010: 8% cost recovery revenues + 8% other revenues = 16%
Griffith 2011: 23% cost recovery revenues + 6% other revenues = 29%
Griffith 2010: 19% cost recovery revenues + 6% other revenues = 25%
(2)	Net income for Griffith for the year ended December 31, 2011 includes net income from discontinued operations of $277.
(3)	Net income for Other Businesses and Investments for the years ended December 31, 2011 and 2010 includes net income/(loss) from discontinued operations of $2,849 and ($1,128), respectively.

Central Hudson

The following discussions and analyses include explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the years ended December 31, 2011 and 2010, and December 31, 2010 and 2009 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Year Ended December 31,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$700,522	$719,934	$(19,412)	(2.7	) %

Operating Expenses:
Purchased electricity, fuel and natural gas	282,938	321,305	(38,367)	(11.9	) %
Depreciation and amortization	35,475	33,815	1,660	4.9%
Other operating expenses	286,583	269,966	16,617	6.2%
Total Operating Expenses	604,996	625,086	(20,090)	(3.2	) %
Operating Income	95,526	94,848	678	0.7%
Other Income, net	6,879	3,282	3,597	109.6%
Interest Charges	29,191	25,848	3,343	12.9%
Income before income taxes	73,214	72,282	932	1.3%
Income Taxes	28,177	26,164	2,013	7.7%
Net income	$45,037	$46,118	$(1,081)	(2.3	) %

	Year Ended December 31,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$719,934	$710,307	$9,627	1.4%

Operating Expenses:
Purchased electricity, fuel and natural gas	321,305	368,224	(46,919)	(12.7	) %
Depreciation and amortization	33,815	32,094	1,721	5.4%
Other operating expenses	269,966	233,651	36,315	15.5%
Total Operating Expenses	625,086	633,969	(8,883)	(1.4	) %
Operating Income	94,848	76,338	18,510	24.2%
Other Income, net	3,282	2,465	817	33.1%
Interest Charges	25,848	24,885	963	3.9%
Income before income taxes	72,282	53,918	18,364	34.1%
Income Taxes	26,164	21,142	5,022	23.8%
Net income	$46,118	$32,776	$13,342	40.7%

Delivery Volumes
Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in 2011 compared to 2010, and in 2010 compared to 2009.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Beginning July 1, 2009, Central Hudson’s delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on Central Hudson’s earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended					Year Ended
	December 31,		Variation in			December 31,		Variation in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Residential	2,105	2,098	7	-%		2,055	2,058	(3)	-%
Commercial	1,962	1,968	(6)	-%		1,939	1,945	(6)	-%
Industrial and other	1,113	1,149	(36)	(3	) %	1,111	1,150	(39)	(3)%
Total Deliveries	5,180	5,215	(35)	(1	) %	5,105	5,153	(48)	(1)%

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended					Year Ended
	December 31,		Variation in			December 31,		Variation in
	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Residential	2,098	2,023	75	4%		2,058	2,076	(18)	(1)%
Commercial	1,968	1,945	23	1%		1,945	1,970	(25)	(1)%
Industrial and other	1,149	1,206	(57)	(5	) %	1,150	1,208	(58)	(5)%
Total Deliveries	5,215	5,174	41	1%		5,153	5,254	(101)	(2)%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended					Year Ended
	December 31,		Variation in			December 31,		Variation in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Residential	5,126	4,828	298	6%		5,229	5,087	142	3%
Commercial	6,538	5,899	639	11%		6,668	6,136	532	9%
Industrial and other(2)	6,490	8,645	(2,155)	(25	) %	2,088	2,264	(176)	(8)%
Total Deliveries	18,154	19,372	(1,218)	(6	) %	13,985	13,487	498	4%

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended					Year Ended
	December 31,		Variation in			December 31,		Variation in
	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Residential	4,828	5,125	(297)	(6	) %	5,087	5,024	63	1%
Commercial	5,899	6,284	(385)	(6	) %	6,136	6,151	(15)	-%
Industrial and other(2)	8,645	4,652	3,993	86%		2,264	2,043	221	11%
Total Deliveries	19,372	16,061	3,311	21%		13,487	13,218	269	2%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	Actual deliveries include interruptible natural gas deliveries. Weather normalized deliveries exclude interruptible natural gas deliveries.

2011 vs. 2010

Total electric deliveries to residential, commercial, and industrial customers were essentially unchanged for the year ended December 31, 2011 as compared to the prior year.  The favorable impacts of colder weather in the first half of the year were offset by unfavorable impacts of cooler weather during the summer compared to the prior year as well as warmer weather at the end of 2011 compared to 2010.

Total natural gas deliveries to residential and commercial customers increased during the year ended December 31, 2011 as compared to 2010 which is due to both an increase in sales per customer as well as the favorable impact of colder weather experienced during heating season peak months in the first half of 2011 compared to 2010.

The decrease in natural gas industrial and other deliveries in 2011 compared to 2010 was driven primarily by a decrease in transportation delivery volumes to electric generation facilities, which sell their electricity to the NYISO market.  The output of the facilities increased in 2010 to meet the increased electric demand during that period.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2011	2010	(Decrease)	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$201,731	$241,709	$(39,978)	$241,709	$256,959	$(15,250)
Sales to others for resale	4,429	4,407	22	4,407	4,044	363
Other revenues with matching offsets	83,533	81,678	1,855	81,678	60,594	21,084
Subtotal	289,693	327,794	(38,101)	327,794	321,597	6,197

Revenues Impacting Earnings:
Customer sales	230,272	220,338	9,934	220,338	196,884	23,454
Energy efficiency incentives	2,719	-	2,719	-	-	-
RDM and other regulatory mechanisms	5,652	4,753	899	4,753	8,876	(4,123)
Pole attachments and other rents	4,215	4,085	130	4,085	3,956	129
Finance charges	3,428	3,297	131	3,297	3,388	(91)
Other revenues	2,569	2,872	(303)	2,872	1,469	1,403
Subtotal	248,855	235,345	13,510	235,345	214,573	20,772

Total Electric Revenues	$538,548	$563,139	$(24,591)	$563,139	$536,170	$26,969

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2011	2010	(Decrease)	2010	2009	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$54,264	$50,236	$4,028	$50,236	$78,766	$(28,530)
Sales to others for resale	20,228	23,023	(2,795)	23,023	26,968	(3,945)
Other revenues with matching offsets	21,420	19,360	2,060	19,360	13,176	6,184
Subtotal	95,912	92,619	3,293	92,619	118,910	(26,291)

Revenues Impacting Earnings:
Customer sales	60,059	52,665	7,394	52,665	46,359	6,306
RDM and other regulatory mechanisms	(192)	5,398	(5,590)	5,398	3,722	1,676
Interruptible profits	2,527	2,325	202	2,325	1,591	734
Finance charges	1,117	1,005	112	1,005	1,140	(135)
Other revenues	2,551	2,783	(232)	2,783	2,415	368
Subtotal	66,062	64,176	1,886	64,176	55,227	8,949

Total Natural Gas Revenues	$161,974	$156,795	$5,179	$156,795	$174,137	$(17,342)

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

Electric revenues decreased for the year ended December 31, 2011 as compared to 2010, primarily due to lower energy cost adjustment revenues.  The lower energy cost adjustment revenues are due to lower wholesale prices, and to a lesser extent, lower purchased volumes, partially reduced by an increase in revenues required to be recovered for previously deferred purchased electricity costs.  An increase in delivery revenues as a result of higher delivery rates as prescribed in the 2010 Rate Order, and the 2011 incentive earned through the Energy Efficiency Portfolio Standard also partially offset the decrease in electric revenues.

Electric revenues increased for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to higher delivery rates and higher other revenues with matching offsets.  These increases were reduced by a decrease in regulatory revenue recovery mechanisms primarily RDMs, and lower energy cost adjustment revenues as a result of lower purchased volumes and wholesale prices, as well as a decrease in revenues required to be recovered for previously deferred purchased electric costs.

Natural gas revenues increased for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to higher customer sales, energy cost adjustment revenues and other revenues with matching offsets.  These increases were partially reduced by lower regulatory recovery revenue, primarily RDMs, and lower sales to others for resale.  Increased gas revenues from customer sales are due to higher delivery rates as prescribed in the 2010 Rate Order.  The higher gas energy cost adjustment revenues for 2011 resulted primarily from higher revenues required to be recovered from previously deferred gas costs partially reduced by lower purchased volumes and lower wholesale gas prices.  Negative RDMs in 2011 are a result of an excess of actual delivery revenue in the current year over the levels provided in PSC approved rates.  Positive RDMs in 2010 are a result of a deficit of actual delivery revenues compared to levels provided in PSC approved rates for that period.  These amounts are set aside for future recovery from or return to customers.

Natural gas revenues decreased for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to lower energy cost adjustment revenues and lower sales to others for resale partially reduced by higher delivery rates, higher other revenues with matching offsets and higher revenues related to regulatory revenue recovery mechanisms, primarily RDMs.  Lower energy cost adjustment revenues resulted primarily from lower natural gas prices, as well as a decrease in purchased volume and revenues required to be recovered for previously deferred purchased natural gas costs.

Higher other revenues with matching offsets for both periods and for both electric and gas revenues were primarily driven by the Temporary State Assessment and New York State (“NYS”) energy efficiency programs.  During 2010, an increase in rates compared to 2009 related to increased pension costs also contributed to higher other revenues with matching offsets for both electric and gas revenues.

Incentive Arrangements

Under certain earnings incentive provisions approved by the PSC, Central Hudson shares with its customers certain revenues and/or cost savings exceeding predetermined levels or is penalized in some cases for shortfalls from certain performance standards.

Earnings sharing arrangements are currently effective for interruptible natural gas deliveries and natural gas capacity release transactions.  Performance standards apply to electric service reliability, certain aspects of customer service, natural gas safety and customer satisfaction.

The net results of these and previous earnings sharing arrangements had the effect of increasing pre-tax earnings by $0.8 million in 2011, $0.5 million in 2010, and $0.1 million in 2009.

In addition to the above-noted items, for the period from July 1, 2006 through June 30, 2009, Central Hudson was required to share with customers earnings over a base ROE of 10.6% on the equity portion of Central Hudson’s rate base, which was determined in accordance with the criteria set forth in the 2006 Rate Order.  For the period from July 1, 2009 through June 30, 2010, Central Hudson was no longer required per the 2009 Rate Order to share earnings.  Beginning July 1, 2010 through June 30, 2013, per the 2010 Rate Order, Central Hudson is once again required to share with customers earnings over an earned ROE of 10.5% on the equity portion of Central Hudson’s rate base.  Central Hudson did not record shared earnings in 2011, 2010 or 2009.  See Note 2 - “Regulatory Matters” of this 10-K Annual Report under the captions “2006 Rate Order” and “2010 Rate Order” for a description of earnings sharing formulas approved by the PSC for Central Hudson.

During 2009 and 2010, Central Hudson received approval through the Energy Efficiency Portfolio Standard (“EEPS”) proceedings to implement various programs to electric and natural gas residential and commercial customers.  In December 2010, the PSC issued an order combining energy savings targets to create a single 2008-2011 target and continuing the system of utility shareholder financial incentives established in the EEPS proceeding.  As of December 31, 2011, Central Hudson achieved enough projected savings through committed contracts with residential and commercial customers to earn $2.7 million in incentives under the 2008-2011 defined targets.

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

Total utility operating expenses decreased 3% in 2011 compared to the same period in 2010 and decreased 1.5% in 2010 as compared to 2009.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2011	2010	(Decrease)	2010	2009	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$206,160	$246,116	$(39,956)	$246,116	$261,003	$(14,887)
Purchased natural gas	74,492	73,259	1,233	73,259	105,734	(32,475)
Temporary State Assessment	20,524	18,781	1,743	18,781	7,115	11,666
Pension	25,826	28,539	(2,713)	28,539	20,139	8,400
OPEB	6,634	6,722	(88)	6,722	8,316	(1,594)
NYS energy programs	27,722	25,640	2,082	25,640	20,253	5,387
MGP site remediations	4,488	3,624	864	3,624	2,188	1,436
Other matched expenses	19,759	17,732	2,027	17,732	15,759	1,973
Subtotal	385,605	420,413	(34,808)	420,413	440,507	(20,094)

Other Expense Variations:
Tree trimming	14,898	14,354	544	14,354	12,914	1,440
Property and school taxes(2)	35,064	31,173	3,891	31,173	27,787	3,386
Weather related service restoration (3)	15,090	7,062	8,028	7,062	3,584	3,478
Depreciation	35,475	33,815	1,660	33,815	32,094	1,721
Uncollectible expense	7,157	7,644	(487)	7,644	12,160	(4,516)
Uncollectible deferrals	-	(3,702)	3,702	(3,702)	(3,327)	(375)
Purchased natural gas incentive arrangements	2,286	1,930	356	1,930	1,487	443
Other expenses	109,421	112,397	(2,976)	112,397	106,763	5,634
Subtotal	219,391	204,673	14,718	204,673	193,462	11,211
Total Operating Expenses	$604,996	$625,086	$(20,090)	$625,086	$633,969	$(8,883)

(1)	Includes expenses that, in accordance with the 2009 and 2010 Rate Orders, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	In accordance with the 2010 Rate Order, Central Hudson is authorized to defer 90% of any difference between actual property tax expense and the amounts provided in rates for each Rate Year.
(3)
Year ended December 31, 2011 does not include $11.2 million and $4.1 million of incremental costs related to Tropical Storm Irene and the October 2011 Snowfall, respectively.  In addition, December 31, 2010 does not include $19.7 million in incremental costs related to the February 2010 significant storm event.  These costs were deferred for future recovery from customers.  See further discussion below of significant storm events during 2011 and 2010.

In addition to the required adjustment to match revenues collected from customers, the decrease in purchased electricity for the year ended December 31, 2011 compared to the same period in the prior year was driven primarily by lower wholesale prices and purchased volumes, partially offset by higher costs recognized as revenues that are collected for the recovery of previously deferred costs.  The increase in purchased natural gas was driven by the same factors as purchased electricity with higher costs recognized as revenues that are collected for the recovery of previously deferred costs more than offsetting the decreases in wholesale prices and purchased volumes.

The decrease in purchased electricity and purchased natural gas for the year ended December 31, 2010 compared to the prior year was driven primarily by lower wholesale prices and purchased volumes, as well as lower costs recognized as revenues that are collected for the recovery of previously deferred costs.

Variations in costs associated with pension, OPEBs, NYS energy programs, MGP site remediation and other matched expenses in 2011 as compared to 2010 and 2010 as compared to 2009 are due to a change in the level of expenses recorded, with a corresponding change in revenues, incorporated in delivery rates as authorized in the 2009 and 2010 Rate Orders.  In addition, a new Temporary State Assessment was instituted in April 2009 and effective July 1, 2009 collected from customers.

Uncollectible deferral activity and the resulting variances year-over-year include Central Hudson’s 2010 deferrals for future recovery of $2.6 million in electric uncollectible expense incurred in excess of amounts provided in rates and the recognition of an additional deferral of $1.1 million of gas uncollectible expense based on the PSC Order issued in May 2010, which provided recovery of expenses based on the calendar year 2009 rather than the rate year ended June 30, 2009 as requested by Central Hudson.  Additionally, Central Hudson deferred $3.3 million of uncollectible expense in 2009, which included $0.5 million related to gas uncollectible expense for the calendar year ended December 31, 2008 and $2.8 million related to the twelve months ended June 30, 2009 for electric and six months ended June 30, 2009 for gas.  Central Hudson did not record uncollectible deferrals in 2011.

Uncollectible expense decreased in the year ended December 31, 2010 as compared to the same period in 2009 primarily as a result of lower write-offs of customer receivables and a decrease in the amount recorded as a reserve for future uncollectible accounts.  Management believes this is a result of enhanced collection efforts, including increased resources and improved planning.  Central Hudson was able to maintain this level of collections in 2011.

Weather related service restoration costs can fluctuate from year-to-year based on changes in the number and severity of storms each year.  This expense includes all costs of the service restoration effort, including labor and repairs to damaged infrastructure, which have not been deferred.  Incremental costs incurred for certain significant storm events which meet the PSC criteria, such as overtime incurred and outside crews employed to expedite the restoration effort, are deferred for future recovery from customers.  During 2010 and 2011, Central Hudson’s service territory experienced disruption from the three largest storm events in its history; February 2010 storm, Tropical Storm Irene in August 2011 and an October 2011 Snowfall.  The 2010 and 2011 costs do not include amounts related to incremental costs from these major storm events which, based on the PSC’s three prong criteria, Management believes are probable of future recovery from customers and therefore have been deferred. Incremental costs include such items as the costs of mutual aid crews and contractors from other areas and overtime costs for Central Hudson crews.

 For the February 2010 storm, Central Hudson filed a petition with the PSC for approval and recovery on September 23, 2010.  Based on the results of the 2011 proceedings on this case, Central Hudson recorded $0.5 million of additional storm costs in 2011 related to the February 2010 storm, which were not approved for recovery by the PSC.

For Tropical Storm Irene, Central Hudson filed a petition on November 28, 2011 with the PSC seeking approval of deferred incremental electric restoration costs for future recovery with carrying charges.  Central Hudson will finalize its measure of materiality and utility earnings based upon the calendar year ended December 31, 2011 results.  Based on current estimates and assumptions, Management believes these incremental costs deferred meet the PSC’s criteria for deferral accounting and therefore are probable of future recovery.

Central Hudson also incurred incremental costs associated with gas emergencies as a result of the impacts of Tropical Storm Irene; however these costs have not been deferred as of December 31, 2011.  As of December 31, 2011, approximately $0.8 million has been incurred related to these gas emergencies and additional costs are expected as a result of on-going repairs to damaged infrastructure.

For the October 2011 Snowfall event, Central Hudson has deferred $4.1 million of estimated recoverable incremental storm restoration costs as of December 31, 2011.  Central Hudson anticipates filing a petition to defer for future recovery all incremental storm restoration costs totaling approximately $8 million, subject to the criteria the PSC has established for consideration and approval of deferral authorization requests.  Based on current estimates and assumptions, Management believes a minimum of $4.1 million of incremental costs deferred meet the accounting standard of being probable of future recovery.

In addition to these significant weather events, the increase in weather related restoration costs in 2011 compared to 2010 includes costs associated with weather related gas emergencies as a result of other severe weather experienced early in 2011.  These events did not individually meet the PSC criteria for deferral accounting and as such the incremental costs have not been deferred.

The higher storm restoration costs in 2010 as compared to 2009 were primarily the result of the most significant storm event in the Company’s history during the last week of February 2010 discussed above.

Other Income

Other income and deductions for Central Hudson for the year ended December 31, 2011, increased $3.6 million, compared to the same period in 2010, due primarily to increases in regulatory adjustments related to changes in interest costs on Central Hudson’s variable rate debt resulting from the redemption of Series C and D notes in December 2010 with proceeds from the Series G medium-term notes.  Additional increases during 2011 resulted from increases in regulatory carrying charges from customers related to pension costs, MGP and property taxes, as well as interest on undercollected gas cost adjustments and 2011 earnings on Deferred Compensation Plan assets.  These increases were partially reduced by decreases in carrying charges from customers relating to deferred uncollectible expense, and under collected Temporary State Assessment and RDM balances.

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

Interest Charges

Central Hudson’s interest charges increased $3.3 million for the year ended December 31, 2011, compared to the same period in December 31, 2010, primarily due to higher interest rates on debt, a higher average debt balance and the net impact of carrying charges due to customers.  The higher interest rates associated with the $82.2 million medium-term notes issued in December 2010 compared to the $82.2 million variable rate series C and D notes retired in December 2010 increased interest expense year-over-year.  In addition, a full year of interest was recorded in 2011 on $40 million of Series A and B notes issued in September 2010.  The net increase in carrying charges due to customers was primarily related to an increase in the underlying reserve balance for OPEBs and the impact of the tax repair project on rate base partially reduced by the impacts of a lower net regulatory electric liability set aside for customer benefit.

Central Hudson’s interest charges increased $1.0 million for the year ended December 31, 2010, compared to the same period in December 31, 2009.  The increase is primarily the result of a medium-term note issuance of $24 million in October 2009 and the issuance of $40 million of 2010 Series A and B notes in September of 2010 discussed above.  These debt issuances were partially offset by the redemption of $24 million of medium-term notes in September 2010.  These issuances and redemptions resulted in a net increase in average debt outstanding during the year.

The following table sets forth pertinent data on Central Hudson’s outstanding debt (Dollars in Thousands):

	2011	2010	2009
Long-Term Debt:
Debt retired	$33,400	$106,150	$20,000
Debt issued	$33,400	$122,150	$24,000
Outstanding at year end:
Amount (including current portion)	$453,950	$453,900	$437,897
Weighted average interest rate	5.12%	5.28%	4.52%
Short-Term Debt:
Average daily amount outstanding	$1,151	$12,007	$21,962
Weighted average interest rate	0.72%	0.61%	0.98%
Overall weighted average interest rate	4.82%	5.16%	4.39%

See Note 7 - “Short-Term Borrowing Arrangements” and Note 9 - “Capitalization - Long-Term Debt” for additional information on short-term and long-term debt of CH Energy Group and/or Central Hudson.

Income Taxes

Income taxes for Central Hudson increased $2.0 million for the year ended December 31, 2011 when compared to the same period in 2010.  In 2010, a one-time reclassification of funded deferred taxes to a regulatory liability account was recorded, resulting in a reduction to the tax provision of $2.3 million.

Income taxes increased $5.0 million in 2010 when compared to 2009.  The increase was primarily due to an increase in pre-tax book income.

CH Energy Group

In addition to the impacts on Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Year Ended December 31,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$985,520	$960,108	$25,412	2.6%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	511,094	504,058	7,036	1.4%
Depreciation and amortization	40,055	38,275	1,780	4.7%
Other operating expenses	334,782	318,472	16,310	5.1%
Total Operating Expenses	885,931	860,805	25,126	2.9%
Operating Income	99,589	99,303	286	0.3%
Other Income (Deductions), net	2,566	(10,674)	13,240	124.0%
Interest Charges	35,158	29,085	6,073	20.9%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	66,997	59,544	7,453	12.5%
Income Taxes	23,813	19,214	4,599	23.9%
Net income from continuing operations	43,184	40,330	2,854	7.1%
Net income (loss) from discontinued operations, net of tax	3,126	(1,128)	4,254	377.1%
Non-controlling interest in subsidiary	-	(272)	272	100.0%
Dividends declared on Preferred Stock of subsidiary	970	970	-	-%
Net income attributable to CH Energy Group	$45,340	$38,504	$6,836	17.8%

	Year Ended December 31,		Increase/(Decrease) in
	2010	2009	Amount	Percent
Operating Revenues	$960,108	$921,557	$38,551	4.2%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	504,058	519,635	(15,577)	(3.0	) %
Depreciation and amortization	38,275	36,582	1,693	4.6%
Other operating expenses	318,472	283,755	34,717	12.2%
Total Operating Expenses	860,805	839,972	20,833	2.5%
Operating Income	99,303	81,585	17,718	21.7%
Other Income (Deductions), net	(10,674)	77	(10,751)	▲	%
Interest Charges	29,085	25,796	3,289	12.8%
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	59,544	55,866	3,678	6.6%
Income Taxes	19,214	22,269	(3,055)	(13.7	) %
Net income from continuing operations	40,330	33,597	6,733	20.0%
Net income (loss) from discontinued operations, net of tax	(1,128)	10,681	(11,809)	(110.6	) %
Non-controlling interest in subsidiary	(272)	(176)	(96)	(54.5	) %
Dividends declared on Preferred Stock of subsidiary	970	970	-	-%
Net income attributable to CH Energy Group	$38,504	$43,484	$(4,980)	(11.5	) %

▲ Percentage change greater than 500%.

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions, changes in our customer base and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended December 31,		Increase / (Decrease) in			Year Ended December 31,		Increase / (Decrease) in
	2011	2010	Amount	Percent		2011	2010	Amount	Percent
Heating Oil
Base company volume(2)	29,891	35,189	(5,298)	(15	) %	31,256	35,048	(3,792)	(11	) %
Acquisitions volume	830	179	651	364%		869	178	691	388%
Total Heating Oil	30,721	35,368	(4,647)	(13	) %	32,125	35,226	(3,101)	(9	) %

Motor Fuels
Base company volume(2)	42,257	45,774	(3,517)	(8	) %	42,257	45,774	(3,517)	(8	) %
Acquisitions volume	2,989	22	2,967	▲	%	2,989	22	2,967	▲	%
Total Motor Fuels	45,246	45,796	(550)	(1	) %	45,246	45,796	(550)	(1	) %

Propane and Other
Base company volume(2)	1,012	1,104	(92)	(8	) %	1,055	1,100	(45)	(4	) %
Total Propane and Other	1,012	1,104	(92)	(8	) %	1,055	1,100	(45)	(4	) %

Total
Base company volume(2)	73,160	82,067	(8,907)	(11	) %	74,568	81,922	(7,354)	(9	) %
Acquisitions volume	3,819	201	3,618	▲	%	3,858	200	3,658	▲	%
Total	76,979	82,268	(5,289)	(6	) %	78,426	82,122	(3,696)	(5	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company” excludes any impact from acquisitions made by Griffith in 2011 and 2010.
▲	Percentage change greater than 500%

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Year Ended December 31,		Increase / (Decrease) in			Year Ended December 31,		Increase / (Decrease) in
	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Heating Oil
Base company volume(2)	35,189	38,449	(3,260)	(8	) %	35,048	37,493	(2,445)	(7	) %
Acquisitions volume	179	-	179	100%		178	-	178	100%
Divested volume	-	32,334	(32,334)	(100	) %	-	31,630	(31,630)	(100	) %
Total Heating Oil	35,368	70,783	(35,415)	(50	) %	35,226	69,123	(33,897)	(49	) %

Motor Fuels
Base company volume(2)	45,774	47,805	(2,031)	(4	) %	45,774	47,805	(2,031)	(4	) %
Acquisitions volume	22	-	22	100%		22	-	22	100%
Divested volume	-	12,806	(12,806)	(100	) %	-	12,806	(12,806)	(100	) %
Total Motor Fuels	45,796	60,611	(14,815)	(24	) %	45,796	60,611	(14,815)	(24	) %

Propane and Other
Base company volume(2)	1,104	1,278	(174)	(14	) %	1,100	1,248	(148)	(12	) %
Divested volume	-	1,579	(1,579)	(100	) %	-	1,536	(1,536)	(100	) %
Total Propane and Other	1,104	2,857	(1,753)	(61	) %	1,100	2,784	(1,684)	(60	) %

Total
Base company volume(2)	82,067	87,532	(5,465)	(6	) %	81,922	86,546	(4,624)	(5	) %
Acquisitions volume	201	-	201	100%		200	-	200	100%
Divested volume	-	46,719	(46,719)	(100	) %	-	45,972	(45,972)	(100	) %
Total	82,268	134,251	(51,983)	(39	) %	82,122	132,518	(50,396)	(38	) %

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company” excludes any impact from acquisitions made by Griffith in 2010 as well as volumes associated with operations divested in December 2009.

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Year Ended December 31,
	2011		2010		2009
	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil
Base Company	39%	40%	43%	43%	53%	52%
Acquisitions	1%	1%	-%	-%	-%	-%
Motor Fuels
Base Company	55%	54%	56%	56%	45%	46%
Acquisitions	4%	4%	-%	-%	-%	-%
Propane and Other
Base Company	1%	1%	1%	1%	2%	2%
Total	100%	100%	100%	100%	100%	100%

Sales of petroleum products decreased 6% in the year ended December 31, 2011 compared to the same period in 2010.  The decrease was due primarily to customer conservation in response to higher oil prices and a decrease in motor fuels volume which continues to be depressed by the sluggish economy.  These decreases were partially offset by an increase in sales related to acquisitions.

Sales of petroleum products decreased 39% in the year ended December 31, 2010 compared to the same period in 2009.  The decrease was due primarily to the sale of operations in certain geographic locations.  Excluding the impact of the partial divestiture, sales were lower primarily due to reduced sales to commercial customers who can burn both natural gas and oil due to the unfavorable price relationship between heating oil and natural gas.  Additionally, sales of residential and commercial heating oil were lower due to weather that was 2% warmer in the twelve months ended December 31, 2010, compared to the same period in 2009, as measured by heating degree days.

Gross Profit

A breakdown of Griffith's gross profit by product and service line for the years ended December 31, 2011, 2010 and 2009 are illustrated below (Dollars in Thousands):

	Year Ended December 31,
Product and Service Line	2011		2010		2009
Heating oil - Base Company	$23,404	46%	$25,220	50%	$26,627	50%
Heating oil - Acquisitions	552	1%	121	-%	-	-%
Motor fuels - Base Company	10,059	20%	10,406	20%	11,271	21%
Motor fuels - Acquisitions	805	2%	9	-%	-	-%
Propane and Other - Base Company	1,292	3%	1,467	3%	1,650	3%
Service and installations - Base Company	12,424	25%	13,124	26%	12,186	23%
Service and installations - Acquisitions	174	-%	32	-%	-	-%
Other - Base Company	1,798	3%	543	1%	1,846	3%
Total	$50,508	100%	$50,922	100%	$53,580	100%

Gross profit from discontinued operations of $35.1 million by product and service lines for the years ended December 31, 2009 excluded from the chart above are as follows:
Heating oil: $19.2 million, or 55%
Motor fuels: $3.2 million, or 9%
Other fuels: $1.3 million, or 4%
Service and installations: $10.9 million, or 31%
Other: $0.5 million, or 1%

Revenues

Change in Griffith Revenues
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2011	2010	(Decrease)	2010	2009	(Decrease)
Revenues
Heating Oil(1)	$110,627	$104,496	$6,131	$104,496	$92,364	$12,132
Heating Oil - Acquisitions	3,012	548	2,464	548	-	548
Motor Fuels(1)	137,518	111,771	25,747	111,771	96,112	15,659
Motor Fuels - Acquisitions	9,844	60	9,784	60	-	60
Other(1)	5,065	3,643	1,422	3,643	4,812	(1,169)
Service Revenues(1)	18,658	19,580	(922)	19,580	17,941	1,639
Service Revenues - Acquisitions	274	76	198	76	-	76
Total	$284,998	$240,174	$44,824	$240,174	$211,229	$28,945

Discontinued Operations(2)
Heating Oil					$76,776
Motor Fuels					25,859
Other					3,557
Service Revenues					16,483
Total Discontinued Operations					$122,675

Reconciliation to Income Statement
Total Revenue from discontinued operations					$122,675
Gain from sale of discontinued operations					10,767
Expenses of discontinued operations					116,602
Income tax expense from discontinued operations					6,989
Net Income from discontinued operations					$9,851

(1)
These line items exclude the impact of acquisitions made by Griffith in 2011 and 2010 for the analysis which compares December 31, 2011 to 2010 and 2010 for the analysis which compares December 31, 2010 to 2009.

(2)
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

Revenues, net of the effect of weather hedging contracts increased in the year ended December 31, 2011 compared to the same periods in 2010, due primarily to an increase in wholesale prices partially offset by a decline in sales volume.

Revenues, net of the effect of weather hedging contracts decreased in the year ended December 31, 2010 compared to the same periods in 2009, due to the sale of operations in certain geographic locations.

Operating Expenses

For the year ended December 31, 2011, operating expenses, increased $45.6 million, or 19%, from $234.7 million in 2010 to $280.3 million in 2011.  The cost of petroleum products increased $45.2 million, or 24%, due to higher wholesale market prices, partially offset by a decline in sales volume.

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

Other Businesses and Investments

Revenues and Operating Expenses

All revenue and operating expenses of other businesses and investments, including Lyonsdale, CH Shirley Wind, CH-Auburn and CH-Greentree during the years ended December 31, 2011, 2010 and 2009 are included in discontinued operations section in the Consolidated Financial Statements of CH Energy Group as a result of the divestitures during 2011.

Revenues and operating expenses included in discontinued operations decreased $5.2 million and $8.9 million for the year ended December 31, 2011 compared to 2010.  The primary driver of these results was the sale of CHEC’s four largest renewable energy investments in 2011, partially reduced by operations of CH Shirley Wind, which began in December 2010.

Results included in discontinued operations for the year ended December 31, 2010 compared to the same period in 2009 reflect an increase in operating revenues of $2.2 million and an increase in operating expenses of $3.8 million.  The increase in revenues and a portion of the increase in operating expenses relate to CH-Greentree, which began commercial operation in the second half of 2009, and CH-Auburn, which became operational in February 2010.  Additionally impacting the increases in operating expenses was an impairment of Lyonsdale assets of $2.1 million recorded in December 2010.

Other Income and Interest Charges

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) for the year ended December 31, 2011 increased by $6.5 million and decreased $0.4 million as compared to the same period in 2010, respectively.  The increase in other income and deductions was primarily the result of impairment charges for 100% of CHEC’s subordinated debt, accrued interest and equity investment in Cornhusker Holdings of $11.4 million in the third quarter of 2010 and a wind investment in the third quarter of 2011 of $3.6 million.  In addition, following the sale of Shirley Wind, CH Energy Group Holding Company paid down $20 million of its 2009 Series A private placement debt.  As a result, a prepayment penalty of approximately $3.0 million was incurred.  The additional increase in 2011 compared to the prior period is due to the losses incurred during 2010 related to Cornhusker operations as compared to modest income in 2011 which related to CHEC’s share of a small ethanol producer’s tax credit.  The decrease in interest charges is due to the $20 million repayment of Series A private placement debt discussed above.

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) for the year ended December 31, 2010 decreased by $10.6 million and increased $1.2 million, respectively, as compared to the same period in 2009.  The decrease in other income and deductions is primarily the result of an impairment charge for 100% of CHEC’s subordinated debt, accrued interest and equity investment in Cornhusker Holdings totaling $11.4 million.  This decrease in earnings was partially reduced by an increase in year-over-year results related to the write-off of $1.3 million recorded in the first quarter of 2009 related to a development project of CHEC.  The increase in interest charges was due to the private placement of debt by the holding company in the second quarter of 2009 to fund unregulated portions of CH Energy Group.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group increased $4.6 million for the year ended December 31, 2011, compared to the same period in 2010, primarily due to an increase in pre-tax book income.  Also, in 2010, a one-time reclassification of funded deferred taxes to a regulatory liability account was recorded, resulting in a reduction to the tax provision of $2.3 million.

Income taxes on income from continuing operations for CH Energy Group decreased $3.1 million for the year ended December 31, 2010, compared to the same period in 2009, primarily due to the 2010 impact of a one-time reclassification of funded deferred taxes to a regulatory liability discussed above.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flow Summary - CH Energy Group and Central Hudson

Changes in CH Energy Group’s and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	CH Energy Group			Central Hudson
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Net Cash Provided By/(Used In):
Operating Activities	$120.9	$87.0	$126.4	$123.9	$99.1	$107.5
Investing Activities	(36.7)	(108.6)	(55.7)	(87.9)	(76.5)	(107.3)
Financing Activities	(98.3)	(22.4)	(17.1)	(43.1)	(17.8)	2.1
Net change for the period	(14.1)	(44.0)	53.6	(7.1)	4.8	2.3
Balance at beginning of period	29.4	73.4	19.8	9.6	4.8	2.5
Balance at end of period	$15.3	$29.4	$73.4	$2.5	$9.6	$4.8

For all three periods, both CH Energy Group and Central Hudson’s working capital needs were provided by cash from operations and in 2011, supplemented with short-term financing as needed.  Capital expenditures in all three years, as well as investments in 2010 and 2009, were funded primarily with excess cash from operations and long-term financing.  In 2011, proceeds from the sale of CHEC’s investments in renewable energy and the related receipt of federal grants were used to repurchase CH Energy Group Common Stock and to repay debt at CH Energy Group Holding Company.  In 2010, strong cash flows resulting from a decrease in working capital needs at the end of 2009 and cash received from Federal and NYS income tax refunds enabled Central Hudson to accelerate the funding of its pension plan.  Cash from the Griffith divestiture in 2009 was used to fund capital expenditures for Shirley Wind in 2010.  Additional discussions regarding cash flow from operating, investing and financing activities for each period are provided below.

For all three years and for both CH Energy Group and Central Hudson, cash provided by sales exceeded the period’s expenses and working capital needs, including the incremental storm restoration costs paid by Central Hudson for several storm events in 2011 and 2010.  The estimated recoverable incremental storm restoration costs associated with three significant storm events in these years, which met the PSC criteria, have been deferred for future recovery from customers.  As of December 31, 2011 there is approximately $7.6 million for invoices not yet received or paid related to storm restoration costs included in liabilities resulting from the impact of Tropical Storm Irene and the late October 2011 Snowfall on Central Hudson’s service territory.  Other significant operating activities in each period presented include:

•
Central Hudson utilized cash from operations in excess of working capital needs to fund contributions to its pension and OPEB plans.  Additional funding was made in 2010 utilizing income tax refunds received as a result of a change in tax accounting method for repair and maintenance costs of Central Hudson’s utility assets.  Pension and OPEB contributions totaled $33.9 million, $69.6 million, and $26.6 million for the years ended December 31, 2011, 2010, and 2009 respectively.

•
Costs spent for MGP remediation efforts in excess of amounts collected in rates during the years ended December 31, 2010 and 2009 of approximately $12.2 million and $2.3 million, respectively, also impacted the cash from operations.  Increased costs in 2010 for the completion of remediation at the Newburgh site were funded partially through an increase in delivery rates effective July 1, 2010.  Costs above the amount provided in rates have been deferred for future recovery from customers.  In 2011, amounts collected in rates for MGP site remediation were greater than remediation costs as a result of the completion of remediation efforts at Newburgh.  These amounts were applied against the accumulated undercollected balance for MGP site remediation.

•	In 2009, Central Hudson’s cash from operations was also impacted by payments made to the PSC for a NYS Temporary State Assessment in advance of cash collections from customers.
•
In addition to this activity at Central Hudson, net cash provided by operating activities at CH Energy Group was negatively impacted during the years ended December 31, 2011, 2010, and 2009 primarily due to an increase in Griffith’s working capital needs.

Net cash used in investing activities was primarily related to investments in Central Hudson’s electric and natural gas transmission and distribution systems.  Net cash used in investing activities at CH Energy Group also included proceeds from the sale of CHEC investments in renewable energy, including Lyonsdale, Shirley Wind, CH-Auburn, and CH-Greentree and proceeds from the receipt of federal grants related to Shirley Wind and CH-Auburn in 2011.  Capital expenditures at Shirley Wind totaling $29.6 million in 2010 were funded primarily with cash from Griffith’s partial divestiture in December 2009 and $13.3 million in 2009 were funded with long term debt issued by the CH Energy Group Holding Company.  CH Energy Group’s investing activities also include Griffith’s fuel distribution acquisitions in 2011 and 2010, as well as modest investments in Griffith's property and plant in all three years.

Financing activities at CH Energy Group and Central Hudson were used primarily to fund capital expenditures and to refinance maturing and redeemed debt.  Significant financing activities in each period presented include:

•	In 2011, Central Hudson issued $33.4 million of medium term notes, the proceeds of which were used to refund the 1999 NYSERDA Series A bonds in November of 2011.
•	In 2010, proceeds from the sale of medium term notes at fixed interest rates were used to retire Central Hudson’s 1999 NYSERDA Series C and D variable rate debt prior to maturity.
•
In 2009, Central Hudson received $25 million in capital contributions from CH Energy Group, which was used to supplement the funding of investing activities.  After retaining earnings for several years to increase its equity ratio, Central Hudson began paying dividends to parent CH Energy Group in 2010.  Central Hudson paid dividends of $43 million and $31 million to parent CH Energy Group during the years ended December 31, 2011 and 2010, respectively.

In addition to Central Hudson activity, CH Energy Group’s financing activities include:

•
Payment of annual dividends to holders of Common Stock totaled $33.6 million, $34.2 million and $34.1 million in 2011, 2010 and 2009, respectively.  The decrease in the current period is a result of lower shares outstanding due to the share repurchase program.

•	CH Energy Group’s short term borrowings for the year ended December 31, 2011 were used primarily to supplement working capital.
•
In 2011, CH Energy Group used the proceeds from the sale of CHEC renewable energy investments to repay $20 million of debt at CH Energy Group Holding Company and to repurchase Common Stock outstanding.  CH Energy Group repurchased approximately $48.7 million, totaling 949,000 shares of outstanding CH Energy Group Common Stock and returned the shares to treasury during the year ended December 31, 2011.

In 2009, CH Energy Group’s Holding Company sold $50 million of fixed rate notes to provide financing for non-regulated subsidiaries.

Capitalization – Issuance of Treasury Stock

Effective July 1, 2011, employer matching contributions to the Savings Incentive Plan (“SIP”) are paid either in cash or in CH Energy Group Common Stock.  During the third quarter of 2011, CH Energy Group began making employer matching contributions to the SIP by issuing treasury shares.  During 2011, employer matching contributions issued from treasury totaled 19,556 shares.  Management expects to continue making employer matching contributions to the SIP in stock, which it estimates will be approximately 48,000 shares per year.

Due to the retirement of one of Central Hudson’s executive officers on January 1, 2011, a pro-rated number of shares under the January 26, 2009 and February 8, 2010 Performance Share grants were paid to this individual on July 6, 2011.  For the pro-rata payout, 2,374 shares were issued from CH Energy Group’s treasury stock on this date in satisfaction of these awards.

For information regarding equity compensation and the purchase of treasury shares, see Note 11 - “Equity Based Compensation” of this Annual Report on Form 10-K.

Capital Structure

CH Energy Group’s consolidated capital structure reflects the external debt and preferred stock of Central Hudson and privately placed external debt at CH Energy Group.  CHEC’s long-term debt is comprised entirely of intercompany loans from CH Energy Group that are eliminated upon consolidation.

Central Hudson gradually increased its equity ratio in recent years to bolster its credit quality with the expectation that it would earn a return on the incremental equity through future delivery rates.  Effective July 1, 2010, Central Hudson began operating under the 2010 Rate Order, and delivery rates are based on a capital structure that reflects 48% common equity.  This ratio is calculated according to a PSC methodology, which excludes short-term debt and includes customer deposits.

Central Hudson paid common stock dividends of $43 million to CH Energy Group in 2011.  Future dividends are expected to correspond to maintenance of a target equity ratio, excluding short-term debt of approximately 48% or higher.

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/stable by both Standard & Poor’s Rating Services (“Standard & Poor’s”) and Fitch Ratings and ‘A3’/stable by Moody’s Investors Service (“Moody’s”).1

1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating. Each rating should be evaluated independently of any other rating.

           Year-end capital structures for CH Energy Group and its subsidiaries are set forth below as of December 31:

CH Energy Group

	2011	2010	2009
Long-term debt(1)	48.0%	47.4%	46.8%
Short-term debt	-%	-%	-%
Preferred stock	2.1%	2.0%	2.0%
Common equity	49.9%	50.6%	51.2%
	100.0%	100.0%	100.0%

Central Hudson

	2011	2010	2009
Long-term debt	49.3%	49.4%	49.2%
Short-term debt(2)	-%	-%	-%
Preferred stock	2.3%	2.3%	2.4%
Common equity	48.4%	48.3%	48.4%
	100.0%	100.0%	100.0%

CHEC

	2011	2010	2009
Long-term debt(1)	42.4%	49.9%	32.1%
Short-term debt	-%	-%	-%
Preferred stock	-%	-%	-%
Common equity	57.6%	50.1%	67.9%
	100.0%	100.0%	100.0%

(1)	Based on stand-alone financial statements and including intercompany balances which are eliminated upon consolidation.
(2)	Excluded from the common equity ratio under the PSC’s methodology for Central Hudson delivery rates.

Contractual Obligations
A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 12 - “Commitments and Contingencies.”

The following is a summary of the contractual obligations for CH Energy Group and its affiliates as of December 31, 2011 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Years Ending 2013-2014	Years Ending 2015-2016	Thereafter	Total
Long-Term Debt(1)	$37,006	$52,725	$10,547	$382,731	$483,009
Interest Payments - Long-Term Debt(1)	24,444	44,023	38,035	245,122	351,624
Operating Leases	2,237	3,955	3,667	2,918	12,777
Construction/Maintenance & Other Projects(2)	34,883	49,672	17,352	4,604	106,511
Purchased Electric Contracts(3)	28,104	33,285	6,238	12,237	79,864
Purchased Natural Gas Contracts(3)	29,446	33,914	20,719	28,411	112,490
Purchased Fixed Liquid Petroleum Contracts(4)	1,259	-	-	-	1,259
Purchased Variable Liquid Petroleum Contracts(4)	60,365	-	-	-	60,365
Total Contractual Obligations(5)	$217,744	$217,574	$96,558	$676,023	$1,207,899

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2011.
(2)
Including Specific, Term, and Service Contracts, briefly defined as follows:  Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; Service Contracts include consulting, educational, and professional service contracts.

(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(4)	Estimated based on pricing on December 31, 2011.
(5)	The estimated present value of CH Energy Group’s total contractual obligations is $783 million, assuming a discount rate of 5.5%.

The following is a summary of the contractual obligations for Central Hudson as of December 31, 2011 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Years Ending 2013-2014	Years Ending 2015-2016	Thereafter	Total
Long-Term Debt(1)	$36,000	$44,000	$8,000	$365,950	$453,950
Interest Payments - Long-Term Debt(1)	21,183	38,587	35,533	239,195	334,498
Operating Leases	1,500	2,961	2,920	2,918	10,299
Construction/Maintenance & Other Projects(2)	34,883	49,672	17,352	4,604	106,511
Purchased Electric Contracts(3)	28,104	33,285	6,238	12,237	79,864
Purchased Natural Gas Contracts(3)	29,446	33,914	20,719	28,411	112,490
Total Contractual Obligations(4)	$151,116	$202,419	$90,762	$653,315	$1,097,612

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2011.
(2)	Including Specific, Term, and Service Contracts, as defined in footnote (2) of the preceding chart.
(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(4)	The estimated present value of Central Hudson’s total contractual obligations is $689 million, assuming a discount rate of 5.5%.

Central Hudson has an obligation to meet its contractual benefit payment obligations.  Decisions about how to fund the Retirement Plan to meet these obligations are made at least annually and are primarily affected by the discount rate used to determine benefit obligations, current asset values, the projection of Retirement Plan assets and corporate resources.  Based on the funding requirements of the Pension Protection Act, Central Hudson plans to make contributions that maintain the funded percentage at 80% or higher.  Central Hudson’s contribution in 2011 to fund the Retirement Plan was $32.0 million and its 2012 contribution is expected to total approximately $28.0 million, resulting in a funded status that meets Central Hudson’s objective.  The actual contributions could vary significantly based upon actual and projected investment returns, interest rate assumptions and corporate resources.  Actual funded status could vary significantly based on asset returns and changes in the discount rate used to estimate the present value of future obligations.

Central Hudson’s contributions in 2011 to fund OPEBs were $1.2 million.  Obligations for future funding depend on a number of factors, including the discount rate, expected return, and medical claims assumptions used.  If these factors remain stable, OPEB contributions over the next year are expected to be $3.3 million.

During 2011, the value of the Retirement Plan and OPEB assets increased by $35.2 million and decreased by $2.1 million, respectively.  However, the decrease in discount rates from 2009 increased the present value of the plans’ liabilities.  The net effect on the funded status of the plans from the financial markets and the discount rates was a decrease in the unfunded status of the plans.  Additional contributions will likely become necessary under the terms of the Pension Protection Act of 2006.  Management expects that such contributions will be recovered through the rate making process over time.  During the first quarter of 2010, Management began a transition to a long-duration investment strategy that is intended to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets and liabilities.  Management cannot currently predict what impact future financial market volatility may have on the funded status of the plan or future funding decisions.

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

Central Hudson’s planned capital expenditures for construction and removal during 2012 total approximately $108 million.  Central Hudson expects to fund capital expenditures with cash from operations and a combination of short-term and long-term borrowings.  Central Hudson may alter its plan for capital expenditures as its business needs require.

Central Hudson intends to fund growth in its long-lived assets in a manner that maintains an equity ratio of approximately 48% or higher excluding short-term debt balances.  Central Hudson plans to utilize short-term debt to fund seasonal and temporary variations in working capital requirements.  If wholesale energy prices increase, Central Hudson would expect a corresponding increase from its current level of working capital.

Excluding acquisitions, capital expenditures at Griffith are expected to be approximately $2.5 million during 2012.  In accordance with its business strategy, Griffith expects to fund any acquisitions from internally generated cash flow.

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

CH Energy Group believes cash generated from operations and funds obtained from its financing program will be sufficient in 2012 and the foreseeable future to meet working capital needs, pay dividends on its Common Stock, and fund investments and acquisitions to fulfill its public service obligations and growth objectives.  CH Energy Group’s primary source of funds is the cash it generates from the operations of Central Hudson and CHEC, which can be affected by volatility in energy markets that affects their working capital needs.  Recent strategic decisions, including the divestiture of CHEC’s four largest renewable energy investments in 2011, improved the stability of CH Energy Group’s cash flow and financing requirements.

CH Energy Group’s secondary sources of funds are its cash reserves and its credit facility.  CH Energy Group’s ability to use its credit facility is contingent upon maintaining certain financial covenants.  CH Energy Group does not anticipate that those covenants will restrict its access to funds in 2012 or the foreseeable future.

Effective July 31, 2007, CH Energy Group’s Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the “Repurchase Program”), which was originally authorized in 2002.  As amended, the Repurchase Program authorizes the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of the CH Energy Group’s outstanding Common Stock, from time to time, through July 31, 2012.  During 2011, CH Energy Group purchased 919,114 shares under the Repurchase Program.  Subsequent to year-end and through February 1, 2012, CH Energy Group purchased no additional shares under the Repurchase Program.  CH Energy Group may purchase additional shares under the Program during 2012.  During 2010, 29,562 shares were purchased, and no shares were purchased under the Repurchase Program in 2009.  CH Energy Group intends to set repurchase targets, if any, from time to time based on then prevailing circumstances.

Financing Program

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  CH Energy Group entered 2012 with modest short-term debt liabilities and significant available capacity under CH Energy Group’s and Central Hudson’s committed credit facilities.  Central Hudson’s strong investment-grade credit ratings help facilitate access to long-term debt; however, despite improving conditions in financial markets, Management can make no assurance regarding the availability of financing or its terms and costs.  With the exception of treasury shares to be issued for various compensation plans, no equity issuance is currently planned for 2012.

During 2011, CH Energy Group acted upon its October 2010 announced strategy transition and began to divest its investments in the renewable energy industry through CHEC.  In the course of the year, CHEC divested its four largest renewable energy investments: Lyondsale, Shirley Wind, CH-Auburn, and CH-Greentree.  Proceeds from the sale of these investments were used primarily for the repurchase of outstanding Common Stock of CH Energy Group and debt repayment of $20 million of the holding company’s Series A private placement debt.

CH Energy Group maintains a $150 million revolving credit agreement with several commercial banks to provide committed liquidity beyond its cash balance.  At December 31, 2011, CH Energy Group had $5 million in outstanding borrowings under its credit agreement.

On October 19, 2011, Central Hudson entered into a new $150 million committed revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., KeyBank National Association and RBS Citizens Bank, N.A. as the participating banks.  The new credit facility has a term of five years.  The previous $125 million facility was terminated as of the effective date of the new agreement.  In addition to this credit facility, Central Hudson maintains several uncommitted lines of credit with various banks.  These arrangements give Central Hudson competitive options to minimize the cost of its short-term borrowings.  At December 31, 2011, Central Hudson had no outstanding balance under its uncommitted lines of credit and a $1.5 million outstanding balance under its committed credit facility.

The lenders under CH Energy Group's $150 million credit agreement include JPMorgan Chase Bank, N.A., Bank of America N.A., HSBC Bank USA, N.A., and KeyBank, N.A.  The availability of these facilities is contingent upon the ability of the lenders to fulfill their commitments.  If one or more banks are deemed at risk of being unable to meet their commitments, CH Energy Group and Central Hudson may seek alternative sources of committed credit to supplement the current agreements.  However, alternate sources may not be readily available. CH Energy Group and Central Hudson plan for such a situation by reserving portions of the total commitment for unforeseen events.

Central Hudson meets its need for long-term debt financing through a medium-term notes program and privately placed debt.  As a regulated electric and natural gas utility company, Central Hudson is required to obtain authorization from the PSC to issue securities with maturities greater than 12 months.

On September 22, 2009, the PSC authorized Central Hudson to increase its multi-year committed credit to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.  The Order authorized Central Hudson to issue the long-term debt to finance its construction expenditures, refund maturing long-term debt, and refinance its 1999 NYSERDA Bonds, Series B, C and D.  Under this provision, the Series C and D bonds were refinanced.  A shelf registration statement was filed by Central Hudson with the SEC covering the offer and sale of up to $250 million of long-term debt pursuant to the authority granted by the PSC.  The registration became effective on January 6, 2010.

On September 30, 2011, Central Hudson issued $33.4 million of its Series G registered unsecured medium term notes in two maturities.  The first maturity bears interest at the rate of 3.378% per annum on a principal amount of $23.4 million and matures on April 1, 2022.  The second maturity bears interest at the rate of 4.707% per annum on a principal amount of $10.0 million and matures on April 1, 2042.  In November 2011, Central Hudson used the proceeds from the sale of the notes to redeem its 1999 Series A NYSERDA Bonds in the principal amount of $33.4 million bearing interest at the rate of 5.45%.  No bonds of this 1999 Series A remained outstanding following the redemption.

Central Hudson has two outstanding series of tax-exempt pollution control revenue bonds, totaling $50.4 million in principal amount, which were issued through NYSERDA.  These NYSERDA bonds are insured by Ambac Assurance Corporation (“Ambac”), and the ratings on these bonds reflect the higher of the credit rating of Ambac or Central Hudson.  The current underlying rating and outlook on these bonds and Central Hudson’s other senior unsecured debt is ‘A’/stable by Standard & Poor’s and Fitch Ratings and ‘A3’/stable by Moody’s.1

Central Hudson’s Series B 1999 NYSERDA Bonds total $33.7 million and are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs under these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers. As a result, variations in interest rates do not have any impact on earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on the Series B Bonds, Central Hudson purchased an interest rate cap based on an index of the short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with the principal amount of the Series B and will expire on April 1, 2012.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  As of December 31, 2011, no payout is expected and as such the fair value of this instrument is zero.  Central Hudson expects to replace the expiring rate cap as needed.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Series B Bonds.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

Central Hudson had an additional $33.4 million in notes outstanding in 2011 consisting of 1999 NYSERDA Series A Bonds.  Central Hudson retired this Series on November 7, 2011 with the use of proceeds of its Series G Medium Term Notes discussed earlier.  No bonds of this 1999 Series A remained outstanding following the redemption.

1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating. Each rating should be evaluated independently of any other rating.

In March 2012, outstanding medium term notes issued by Central Hudson totaling $36 million will mature. Central Hudson expects to refinance these notes under its Series G note program.

Costs incurred in the issuance of the unsecured Series G Medium Term Notes have been allocated proportionately across the issuances and will be amortized over their respective terms.  Unamortized costs written off in the retirement of the 1999 Series A bonds have been deferred as a regulatory asset and will be amortized over the original term of the bonds.  The amortization of debt costs for both outstanding and redeemed debt are incorporated in the revenue requirement for delivery rates as authorized by the PSC.

Griffith’s debt financing of $35.1 million, as of December 31, 2011, is provided by CH Energy Group through intercompany loans at market rates.

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

Notable Activity:
•
On January 7, 2009 Governor Patterson’s State of the State address included clean energy goals, including expanding the Renewable Portfolio Standard from 25% by 2013 to 30% by 2015 and decreasing electric usage by 15% by 2015.

•
During 2009 and 2010 Central Hudson received approval through the Energy Efficiency Portfolio Standard (“EEPS”) proceedings to implement various programs to electric and natural gas residential and commercial customers.

•
In December 2010, the PSC issued an Order combining energy savings targets to create a single 2008-2011 target and utility shareholder financial incentives established in the EEPS proceeding.  Calendar year targets will be in effect for 2012 and beyond.

•
On October 25, 2011, the PSC’s statewide Order reauthorized Central Hudson’s EEPS programs subject to continuous improvement, for the four year period ending December 31, 2015 and directed the Secretary to initiate a process to establish individual utility performance positive incentives and statewide jurisdictional goals to be in effect 2012 through 2015.

•
In 2011, Central Hudson earned incentives of $2.7 million based on calculated energy savings for completed and committed projects with residential and commercial customers compared to 2008-2011 cumulative savings targets.

Potential Impacts: This PSC proceeding could result in opportunities for increased earnings from incentives associated with achieving energy efficiency targets for the 2012-2015 period.  No prediction can be made regarding the final outcome of this matter.

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

Notable Activity:
•	In December 2010, Central Hudson provided an update and amended the incremental storm expense deferral request to $19.7 million.
•
On April 14, 2011, the Commission issued an Order authorizing deferral of $18.8 million (denial of $0.8 million) of the incremental electric storm restoration expense and the $2.6 million of incremental bad debt expense and denying deferral of the Company’s $2.6 million of incremental electric and gas property tax expense.  The PSC also approved the ratemaking treatment proposed by Central Hudson and the offsets were recorded as of March 31, 2011.

•
On May 13, 2011, Central Hudson filed a Petition for Clarification and Rehearing on the PSC’s April 14, 2011 Order.  The petition sought clarification concerning recovery of the costs to achieve and rehearing for reconsideration and recovery of a portion of certain costs denied by the Commission related to the incremental electric storm restoration expense.

•
On November 22, 2011, the PSC issued an Order modifying the April 2011 Order to correct for a miscalculation error in the PSC’s analysis and increase the authorized deferral for storm restoration expense by approximately $0.3 million and to clarify that the Company is allowed to net the external costs to achieve against the federal income tax benefits.

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

Notable Activity:
•
The Administrative Law Judge established a case procedure and schedule, adopting a comment oriented proceeding that included issuance of a PSC Staff Policy Whitepaper in June and a Technical Conference in July.

•
PSC Staff Whitepaper reported that there does not appear to be any deficiency in utility cost control practices, with adequate controls in place.  Staff also found that rate recovery for prudent and verifiable legally imposed clean up costs is a reasonable approach and warned that sharing or less than full recovery will have cost capital impacts.

•
On November 3, 2011, the ALJ issued a Recommended Decision (“RD”) against any generic ratepayer/shareholder policy, or any ratemaking cap on expenses based on cost estimates or denying recovery of any carrying charges on deferred balances.  It also recommends adoption of additional annual reporting, new independent shareholder funded audits and development of best cost control practices for MGP remediation.

•	Briefs on Exceptions were filed on November 23, 2011 and Briefs Opposing Exceptions were filed on December 8, 2011.

Potential Impacts: A change to the current recovery structure of MGP SIR costs could have an adverse impact on Central Hudson earnings. For further discussion about Central Hudson’s SIR activities, see Note 12 – “Commitments and Contingencies” under the caption “Former Manufactured Gas Plant Facilities” to the Consolidated Financial Statements of this 10-K Annual Report.  No prediction can be made regarding the outcome of the matter at this time.

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
•
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

•
On August 19, 2011, the PSC issued its Smart Grid Policy Statement that provides a policy framework to enable utilities to avail themselves of the opportunities in this area and to address challenges that will emerge during transition to a Smart Grid.  This policy statement addresses implementation priorities/tracking, communications technology, benefit/cost analysis, cost uncertainty and cost recovery, interoperability and cyber security standards and customer data/privacy issues.  It also encourages electric utilities to develop Smart Grid systems that integrate new intelligent technologies, while optimizing the use of existing facilities and resources and maintaining just and reasonable rates for customers.

The ARRA Project Funding
(Case 09-E-0310 - In the Matter of American Recovery and Reinvestment Act of 2009 - Utility Filings for New York Economic Stimulus)

Background:  ARRA includes a DOE administered program for the  Office of Electricity Delivery and Energy Reliability (“EDER”).  The sum of $4.5 billion is appropriated by ARRA for the EDER program to be dispersed by DOE through a competitive grant process.  Additional funds may also be available through programs such as Transportation Electrification.

Notable Activity:
•
In October 2009, NYISO was awarded $37.4 million for a Statewide Capacitor Installation Project and a Statewide Phasor Measurement Unit Project.  Central Hudson’s portions of these projects are $1.6 million and $3.1 million, respectively.

•	In October 2010, the PSC directed utilities to establish deferral accounting for the costs associated with approved stimulus projects.
•
In August 2009, Central Hudson was approved for a $0.7 million grant to fund the incremental cost of Charging Station Hybrid technology for eight heavy duty line trucks.  Implementation was completed in 2011.

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

Notable Activity:
•	In October 2010, the audit scope was expanded to examine affiliate transactions and accounting.
•	On February 28, 2011, a final report of NorthStar’s findings and recommendations to the PSC was completed. On March 25, 2011, Central Hudson filed its audit comment letter with the PSC.
•	On May 20, 2011, the Commission accepted NorthStar’s Audit Report and issued its Order directing Central Hudson to file an implementation plan based on the report’s twenty recommendations.
•	On July 1, 2011, Central Hudson submitted its implementation plan to the Commission. The DPS Staff has initiated discovery on the implementation plan with a series of data requests.
•	On September 15, 2011, Central Hudson presented an interim mid-term review to the DPS Staff to discuss the Company’s progress on the twenty recommendations.
•	On November 1, 2011, Central Hudson filed its first Implementation Plan to report on its progress. Central Hudson reported that five of the twenty audit recommendations were complete.
•	The next mid-term review with DPS Staff was held January 25, 2012 and will be followed by a March 1, 2012 Management Audit Implementation Plan report.

Potential Impacts: Central Hudson will work with DPS Staff to develop a method to quantify qualitative improvements through a cost benefit analysis for those recommendations that were assigned cost savings.  No prediction can be made regarding the outcome of the matter at this time.

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferred Incremental Costs Associated with Tropical Storm Irene
(Case 11-E-0651)

Background:  On November 28, 2011, Central Hudson filed a petition with the PSC seeking approval for deferred costs for future recovery with carrying charges of $11.4 million of incremental electric storm restoration expense above the respective rate allowance during the calendar year ended December 31, 2011.  These incremental costs represent the amount Central Hudson has deferred on its books as of October 31, 2011 based on actual costs incurred, bills received and an estimate for bills outstanding.  The Company believes the incremental costs associated with this storm meet the PSC’s criteria for deferral: 1) amount is incremental to the amount in rates; 2) the incremental amount is material and extraordinary in nature; and 3) the utility’s earnings are below the authorized rate of return on common equity.  Central Hudson will finalize its measure of materiality and utility earnings based upon the calendar year ended December 31, 2011 results.

Deferral of October 29, 2011 SnowFall Costs

Background:  On October 29, 2011, Central Hudson experienced an unusual winter storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represents the second extraordinary storm event that has occurred to date within the second rate year established by the PSC in its Rate Plan adopting the terms of a Joint Proposal in Case 09-E-0588.  As of December 31, 2011, Central Hudson has deferred $4.1 million of estimated incremental storm restoration costs.

Potential Impacts:  Central Hudson anticipates filing a petition seeking authority to defer for future recovery all incremental storm restoration costs totaling approximately $8 million, subject to the criteria the PSC has established for consideration and approval of deferral authorization requests.  Based on current estimates and assumptions, Management believes the $4.1 million of incremental costs that have been deferred as of December 31, 2011, meet the accounting standard of being probable of future recovery.

Non-Utility Land Sales

For further information regarding non-utility land sales, see Note 2 - “Regulatory Matters.”

Electric Reliability Performance

For further information regarding Central Hudson’s electric reliability performance, see Note 2 - “Regulatory Matters.”

OTHER MATTERS

Pension Protection Act

Under the Pension Protection Act signed into law in 2006, new defined benefit funding rules are effective for plan years beginning after December 31, 2007.  Certain transition rules apply for 2008 through 2010.  For additional discussion regarding the Pension Protection Act, please see the “Retirement Plan” discussion that follows.

Changes In Accounting Standards

See Note 3 - “New Accounting Guidance” for a discussion of the status of new accounting guidance issued.

Off-Balance Sheet Arrangements

CH Energy Group and Central Hudson do not have any off-balance sheet arrangements.

Retirement Plan

See Note 10 – “Post-Employment Benefits” and Critical Accounting Policies for a discussion of the Retirement Plan.

Climate

While it is possible that some form of global climate change program will be adopted at the federal level in 2012, it is too early to determine what impact such program will have on CH Energy Group.  It should be noted, however, that the Company's calculated CO2 emission levels are relatively small, mainly because the Company does not generate electricity in significant quantities and the electricity it does generate is primarily from zero emission hydroelectric plants.  Therefore, federally mandated greenhouse gas reductions or limits on CO2 emissions are not expected to have a material impact on the Company’s financial position or results of operations.  However, the Company can make no prediction as to the outcome of this matter.  If the cost of CO2 emissions causes purchased electricity and natural gas costs to rise, such increases are expected to be collected through automatic adjustment clauses.  If sales are depressed by higher costs through price elasticity, the RDMs are expected to prevent an earnings impact on the Company.

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

During 2010, Central Hudson elected to change its tax return methodology for claiming deductions for incidental repair and maintenance expenditures on its utility assets.  The change accelerates the recognition of the tax deduction from later periods.  Although the Company believes that its methodology for claiming the deduction is consistent with the Internal Revenue Code and case law, it is unclear whether the Internal Revenue Service will accept the entirety of the deduction claimed.  Accordingly, Central Hudson recorded a reserve in 2010 based upon the expected outcome on audit.

In August 2011, the IRS released Revenue Procedure 2011-43, which provides a safe harbor method of accounting for determining the amount of expenditures required to be capitalized. The Revenue Procedure applies to electric transmission and distribution property only. It also provides procedures for obtaining automatic consent to change to the safe harbor method of accounting. Central Hudson is still evaluating the impacts of the Revenue Procedure. As it is probable that Central Hudson will adopt this Revenue Procedure effective with the filing of its 2011 Federal Income Tax return, the electric portion of the reserve established in 2010 has been reclassified to deferred tax liability accounts.  See Note 4 – “Income Tax” for further discussion of the tax reserve established.

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

Goodwill and Other Intangible Assets

The balances reflected on CH Energy Group’s Consolidated Balance Sheet at December 31, 2011 and December 31, 2010 for “Goodwill” and “Other intangible assets - net” relate to Griffith.  Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.

In accordance with current accounting guidance related to goodwill and other intangible assets, both goodwill and intangible assets not subject to amortization are reviewed at least annually for impairment and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit.  In assessing whether an impairment exists, the fair value of the reporting unit is compared to the carrying amount of assets.  In the fourth quarter, Management performed a qualitative assessment of any potential impairment of Griffith’s goodwill.  Based upon the qualitative analysis, management believes that it is more likely than not that the fair market value is more than the carrying value of Griffith and therefore, the first and second steps of the impairment test prescribed in the guidance was deemed not necessary. The carrying amount for goodwill was $37.5 million as of December 31, 2011 and $35.9 million as of December 31, 2010.  If the operating cash flows of Griffith decline significantly relative to CH Energy Group’s investment in Griffith in the future, the result could be recognition of a future goodwill impairment charge to operations and the amount could be material to CH Energy Group's Consolidated Financial Statements.  However, given the accelerated recovery of $10 million of goodwill as a result of the 2009 divestiture, and the significant excess of fair value over the book value of the Company, Management believes the likelihood of any such write-off is remote.

The last quantitative analysis of impairment was performed on September 30, 2010, which reflected that the fair value of Griffith exceeded its carrying value by approximately $34.2 million. Fair value of goodwill is estimated using a weighted average of the discounted cash flow and market approach methodologies. In applying this methodology to the discounted cash flow, reliance is placed on a number of factors, including actual operating results, future business plans, economic projections and market data.  The most significant assumptions used in the discounted cash flow valuation regarding Griffith’s fair value in connection with goodwill valuations are: 1) detailed five-year cash flow projections; 2) the risk adjusted discount rate; and 3) Griffith’s expected long-term growth rate, which approximates the growth rate imputed from the discrete period cash flow projections on key aspects of the business.  The primary drivers of Griffith's cash flow projections include sales volumes, margin rates and expense inflation, particularly for labor.  The risk adjusted discount rate represents Griffith’s weighted average cost of capital and is established based on: 1) the 30 year risk-free rate, which is impacted by events external to Griffith, such as investor expectations regarding economic activity; 2) Griffith’s indicated market rate of return on equity; and 3) the current after-tax rate of return on debt.  In valuing its goodwill for 2010, Griffith used an average risk-adjusted discount rate of 10.4%.  Had the risk-adjusted discount rate been 25 basis points higher, the aggregate estimated fair value of the reporting units would have decreased by $1.2 million, or 1.4%.  In addition, Griffith used an average expected terminal growth rate of 0.5%.  If the expected terminal growth rate was 25 basis points lower, the aggregate estimated fair value of the reporting units would have decreased by $0.8 million, or 0.9%.  Had each year in Griffith’s five-year cash flow projections been lower by 1.0%, the aggregate estimated fair value of the reporting units would have decreased by $0.2 million, or 0.3%.

Other intangible assets - net relate to Griffith and are comprised of customer relationships, trademarks and covenants not to compete.  If events indicate that an impairment exists, these assets are tested for impairment by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

In accordance with current accounting guidance, intangible assets that have finite useful lives continue to be amortized over their useful lives.  The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition.  The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years.  Amortization expense was $2.4 million, $2.3 million and $4.0 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.  The estimated annual amortization expense for each of the next five years, assuming no new acquisitions, is approximately $2.1 million.  The weighted average amortization period for all assets acquired in the current year is 14 years. The weighted average amortization periods for customer relationships and covenants not to compete are 15 years and 5 years, respectively.  The estimated useful life of Griffith’s customer relationships is tested annually based on actual experience.  The amortizable life of these assets has not changed since Griffith was acquired.

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

For 2011, the Projected Benefit Obligation (“PBO”) for Central Hudson’s Retirement Plan ($555 million) and its obligation for OPEB costs ($142 million) were determined using a 4.5% discount rate, respectively. These rates were determined using the Mercer Pension Discount Curve reflecting projected cash flows.  A 0.25% change in the discount rate would affect the projection of the pension PBO by approximately $17.8 million and the OPEB obligation by approximately $4.5 million.  Investment losses in the years 2000 through 2002, and a reduction in the discount rate during that period have resulted in a significant increase in pension and OPEB costs since 2001.  Declines in the market value of the Trust Funds investment portfolio in 2008 resulted in significant future increases in pension costs.  During the years ended December 31, 2011 and 2010, Central Hudson contributed $32.0 million and $64.2 million to its Retirement Plan. The decrease in discount rates from 2010 increased the present value of the plans’ liabilities at December 31, 2011. The value of the Retirement Plan increased by $35.2 million and the OPEB plan decreased in value by $2.1 million.  The net effect on the funded status of the plans from the lower discount rate, along with decreased contributions in 2011 increased the unfunded liability by $19.3 million and $7.7 million, respectively. A 0.25% change in the discount rate would impact the net periodic benefit cost by $1.6 million for the Retirement Plan and $0.4 million for OPEBs.  Additional contributions will likely become necessary under the terms of the Pension Protection Act of 2006.  Management expects that such contributions will continue to be incorporated in the rate making process over time.  The rate of compensation increase was based on historical and current compensation practices of Central Hudson giving consideration to any anticipated changes in this practice.  Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Retirement Plan strategy.

Central Hudson’s pension and other post-retirement plans’ weighted average asset allocations at December 31, 2011 and 2010, by asset category are as follows:

	Pension Plan		Other Plans
	2011	2010	2011	2010
Equity Securities	35.8%	54.8%	60.4%	64.4%
Debt Securities	54.4%	44.0%	38.1%	35.5%
Other	9.8%	1.2%	1.5%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Actuarial gains and losses, which include investment returns and demographic experience which are different than anticipated based on the actuarial assumptions, are amortized in accordance with procedures set forth by the PSC which require the full gain or loss arising each year to be amortized uniformly over ten years.  The net losses are currently $144.6 million, including losses for the years 2002 through 2011.  Therefore, the future annual amortization of these losses will increase pension expense, determined in accordance with current accounting guidance related to pensions, from its current level unless there are offsetting future gains or other offsetting components of pension expense.

The expected long-term rate of return on Retirement Plan and OPEB assets are 7.0% and 7.9%, net of investment expense.  In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. In the previous three years, the expected return for each asset class was then weighted based on each plan’s target asset allocation.  Central Hudson also considered expectations of value-added by active management, net of investment expenses. In 2012, Central Hudson is transitioning Retirement Plan equity investments to index funds and therefore there will be no expected alpha for active management. The actual annual return on Central Hudson’s Retirement Plan and OPEB assets over the previous three years are summarized as follows:

Calendar Year Performance	2011	2010	2009
Central Hudson Retirement Plan	8.1%	13.3%	21.2%
Central Hudson OPEB (1)	1.2%	14.1%	27.9%
Central Hudson OPEB (1)	8.1%	11.8%	24.6%

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

The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A 1% change in assumed health care cost trend rates would have the following effects (In Thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for 2011	$491	$(422)
Effect on year-end 2011 post-retirement benefit obligation	$4,471	$(3,931)

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

ITEM 7A - Quantitative and Qualitative Disclosure About Market Risk

The practices employed by CH Energy Group and Central Hudson to mitigate risks discussed below continue to operate effectively.  For related discussion on this activity, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity,” Note 14 - “Accounting for Derivative Instruments and Hedging Activities” and Note 9 – “Long-Term Debt” within this 10-K Annual Report.

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

Interest rate risk affects Central Hudson but is managed through the issuance of fixed-rate debt with varying maturities and of variable rate debt for which interest is reset on a periodic basis to reflect current market conditions.  In the case of Central Hudson’s variable rate debt, the difference between costs associated with actual variable interest rates and costs embedded in customer rates is deferred for eventual refund to or recovery from customers.  The variability in interest rates is also managed with the use of a derivative financial instrument known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism.  Central Hudson replaced an expiring rate cap, effective April 1, 2010, with two one-year rate cap agreements covering certain issues of variable rate 1999 NYSERDA Bonds and a two-year rate cap covering another issue of such debt.  Two of the issues, 1999 Series C and D, were redeemed in December 2010 and refunded with debt from the Company’s Series G Medium Term Note program. The caps on these two issues were for terms of one year and expired on April 1, 2011.

The two-year interest rate cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175% to align with the maximum rate formula of the three series of the 1999 NYSERDA Bonds.  The cap is evaluated quarterly and Central Hudson would receive a payout if the variable rate for the bonds reset at rates above 5.0%.  All three rate cap agreements were made with KeyBank National Association. Please refer to Note 9 - “Capitalization - Long-Term Debt,” Note 15 - “Other Fair Value Measurements” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-caption “Capital Resources and Liquidity” for additional disclosure related to long-term debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CH Energy Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying CH Energy Group Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central Hudson Gas & Electric Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation (the "Company") at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Central Hudson Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
February 16, 2012

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, Management determined that, as of December 31, 2011, the Corporation maintained effective internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven V. Lant	/s/ Christopher M. Capone
Steven V. Lant	Christopher M. Capone
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 16, 2012

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, Management determined that, as of December 31, 2011, the Corporation maintained effective internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven V. Lant	/s/ Christopher M. Capone
Steven V. Lant	Christopher M. Capone
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 16, 2012

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Operating Revenues
Electric	$538,548	$563,139	$536,170
Natural gas	161,974	156,795	174,137
Competitive business subsidiaries:
Petroleum products	266,066	220,518	193,288
Other	18,932	19,656	17,962
Total Operating Revenues	985,520	960,108	921,557
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	206,160	246,116	261,003
Purchased natural gas	76,778	75,189	107,221
Purchased petroleum	228,156	182,753	151,411
Other expenses of operation - regulated activities	238,557	224,955	194,383
Other expenses of operation - competitive business subsidiaries	47,474	45,429	49,771
Impairment on long-lived assets	-	2,116	-
Depreciation and amortization	40,055	38,275	36,582
Taxes, other than income tax	48,751	45,972	39,601
Total Operating Expenses	885,931	860,805	839,972
Operating Income	99,589	99,303	81,585
Other Income and Deductions
Income (loss) from unconsolidated affiliates	735	(318)	228
Interest on regulatory assets and other interest income	5,777	5,475	5,789
Impairment of investments	(3,582)	(11,408)	(1,299)
Regulatory adjustments for interest costs	1,351	(1,105)	(1,366)
Business development costs	(1,222)	(1,809)	(2,012)
Other - net	(493)	(1,509)	(1,263)
Total Other Income (Deductions)	2,566	(10,674)	77
Interest Charges
Interest on long-term debt	26,520	22,973	20,999
Penalty for early retirement of debt	2,982	-	-
Interest on regulatory liabilities and other interest	5,656	6,112	4,797
Total Interest Charges	35,158	29,085	25,796

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	66,997	59,544	55,866
Income Taxes	23,813	19,214	22,269
Net Income from Continuing Operations	43,184	40,330	33,597

Discontinued Operations
Income (loss) from discontinued operations before tax	1,660	(2,333)	5,026
Gain (loss) from sale of discontinued operations	(457)	-	10,767
Income tax (benefit) expense from discontinued operations	(1,923)	(1,205)	5,112
Net Income (loss) from Discontinued Operations	3,126	(1,128)	10,681

Net Income	46,310	39,202	44,278

Net Income (loss) attributable to non-controlling interest:
Non-controlling interest in subsidiary	-	(272)	(176)
Dividends declared on Preferred Stock of subsidiary	970	970	970
Net Income Attributable to CH Energy Group	45,340	38,504	43,484

Dividends declared on Common Stock	33,291	34,161	34,119
Change in Retained Earnings	$12,049	$4,343	$9,365

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME  (CONT'D)
(In Thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Common Stock:
Average shares outstanding - Basic	15,278	15,785	15,775
Average shares outstanding - Diluted	15,481	15,952	15,881

Income from continuing operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$2.77	$2.51	$2.08
Earnings per share - Diluted	$2.73	$2.48	$2.07

Income (loss) from discontinued operations attributable to CH Energy Group common shareholders
Earnings per share - Basic	$0.20	$(0.07)	$0.68
Earnings per share - Diluted	$0.20	$(0.07)	$0.67

Amounts attributable to CH Energy Group common shareholders
Earnings per share - Basic	$2.97	$2.44	$2.76
Earnings per share - Diluted	$2.93	$2.41	$2.74
Dividends Declared Per Share	$2.19	$2.16	$2.16

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Net Income	$46,310	$39,202	$44,278

Other Comprehensive Income:
Fair value of cash flow hedges:
Unrealized loss - net of tax of $0, $0 and $7	-	-	(10)
Reclassification for (gain) loss realized in net income - net of tax of $0, $22 and ($29)	-	(34)	44
Net unrealized gain (loss) on investments held by equity method investees - net of tax of $70, ($206) and ($63)	(105)	309	95

Other comprehensive (loss) income	(105)	275	129

Comprehensive Income	46,205	39,477	44,407

Comprehensive income attributable to non-controlling interest	970	698	794

Comprehensive income attributable to CH Energy Group	$45,235	$38,779	$43,613

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$46,310	$39,202	$44,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,461	36,156	35,399
Amortization	4,200	3,892	5,146
Deferred income taxes - net	20,207	30,858	15,514
Bad debt expense	8,516	4,692	11,515
Impairment of investments	3,582	11,408	1,299
Impairment on long-lived assets	-	2,116	-
Distributed (undistributed) equity in earnings of unconsolidated affiliates	(735)	863	829
Pension expense	26,516	29,345	20,282
Other post-employment benefits ("OPEB") expense	6,801	6,940	8,346
Regulatory liability - rate moderation	(8,750)	(16,789)	(9,915)
Revenue decoupling mechanism recorded	1,371	(3,843)	(5,789)
Regulatory asset amortization	4,571	4,497	4,541
Regulatory asset energy efficiency incentives	(2,719)	-	-
Loss (gain) on sale of assets	283	-	(10,778)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(2,728)	(10,033)	6,854
Fuel, materials and supplies	(417)	(563)	9,187
Special deposits and prepayments	851	(1,493)	(305)
Income and other taxes	1,140	19,870	(2,304)
Accounts payable	(18,378)	11,138	(3,875)
Accrued interest	(65)	331	168
Customer advances	3,218	(3,141)	1,839
Pension plan contribution	(32,699)	(64,805)	(23,124)
OPEB contribution	(1,184)	(4,800)	(3,485)
Revenue decoupling mechanism collected	1,671	5,049	759
Regulatory asset - storm deferral	(11,753)	(19,667)	-
Regulatory asset - manufactured gas plant ("MGP") site remediation	4,412	(12,216)	(2,278)
Regulatory asset - Temporary State Assessment	2,342	1,445	(10,947)
Deferred natural gas and electric costs	19,545	(2,709)	14,321
Other - net	7,311	19,207	18,898
Net cash provided by operating activities	120,880	86,950	126,375
Investing Activities:
Proceeds from sale of assets	45,472	82	74,659
Additions to utility and other property and plant	(88,353)	(103,111)	(123,132)
Acquisitions made by competitive business subsidiaries	(4,451)	(743)	-
Proceeds from federal grants	14,744	-	-
Other - net	(4,151)	(4,797)	(7,249)
Net cash used in investing activities	(36,739)	(108,569)	(55,722)
Financing Activities:
Redemption of long-term debt	(54,341)	(106,150)	(20,000)
Proceeds from issuance of long-term debt	33,400	122,150	74,000
Borrowings of short-term debt - net	6,500	-	(35,500)
Dividends paid on Common Stock	(33,554)	(34,164)	(34,107)
Dividends paid on Preferred Stock of subsidiary	(970)	(970)	(970)
Shares repurchased	(48,687)	(1,465)	-
Other - net	(628)	(1,798)	(465)
Net cash used in financing activities	(98,280)	(22,397)	(17,042)
Net Change in Cash and Cash Equivalents	(14,139)	(44,016)	53,611
Cash and Cash Equivalents at Beginning of Period	29,420	73,436	19,825
Cash and Cash Equivalents at End of Period	$15,281	$29,420	$73,436

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS  (CONT'D)
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental Disclosure of Cash Flow Information:
Interest paid	$29,993	$23,462	$21,548
Federal and state income taxes paid	$1,146	$5,554	$12,462
Additions to plant included in liabilities	$6,172	$4,125	$2,235
Regulatory asset - storm deferral costs in liabilities	$3,525	$-	$-

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

	December 31,
	2011	2010
ASSETS
Utility Plant
Electric	$1,008,394	$963,261
Natural gas	305,664	292,358
Common	147,286	142,255
Gross Utility Plant	1,461,344	1,397,874

Less: Accumulated depreciation	388,784	395,776
Net	1,072,560	1,002,098

Construction work in progress	58,847	52,607
Net Utility Plant	1,131,407	1,054,705

Non-Utility Property & Plant
Griffith non-utility property & plant	31,669	29,881
Other non-utility property & plant	524	64,059
Gross Non-Utility Property & Plant	32,193	93,940

Less: Accumulated depreciation - Griffith	22,006	20,519
Less: Accumulated depreciation - other	-	5,108
Net Non-Utility Property & Plant	10,187	68,313

Current Assets
Cash and cash equivalents	15,281	29,420
Accounts receivable from customers - net of allowance for doubtful accounts of $7.0 million and $6.7 million, respectively	90,937	99,402
Accrued unbilled utility revenues	15,299	16,233
Other receivables	9,512	8,006
Fuel, materials and supplies	25,114	25,447
Regulatory assets	49,526	89,905
Income tax receivable	432	2,802
Fair value of derivative instruments	349	146
Special deposits and prepayments	21,795	22,869
Accumulated deferred income tax	5,895	-
Total Current Assets	234,140	294,230

Deferred Charges and Other Assets
Regulatory assets - pension plan	159,020	142,647
Regulatory assets - other	114,980	90,264
Fair value of derivative instruments	931	-
Goodwill	37,512	35,940
Other intangible assets - net	13,173	12,867
Unamortized debt expense	4,535	4,774
Investments in unconsolidated affiliates	2,777	6,681
Other investments	14,461	12,883
Other	6,989	5,971
Total Deferred Charges and Other Assets	354,378	312,027
Total Assets	$1,730,112	$1,729,275

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D)
(In Thousands)

	December 31,
	2011	2010
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 14,894,964 shares and 15,799,262 shares outstanding, respectively	$1,686	$1,686
Paid-in capital	351,053	350,360
Retained earnings	242,391	230,342
Treasury stock - 1,967,123 shares and 1,062,825 shares, respectively	(92,908)	(44,887)
Accumulated other comprehensive income	354	459
Capital stock expense	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	502,248	537,632
Non-controlling interest in subsidiary	-	172
Total Equity	502,248	537,804
Preferred Stock of subsidiary	21,027	21,027
Long-term debt	446,003	502,959
Total Capitalization	969,278	1,061,790
Current Liabilities
Current maturities of long-term debt	37,006	941
Notes payable	6,500	-
Accounts payable	43,904	57,059
Accrued interest	6,333	6,398
Dividends payable	8,511	8,774
Accrued vacation and payroll	6,702	6,663
Customer advances	22,527	19,309
Customer deposits	6,647	7,727
Regulatory liabilities	11,161	18,596
Fair value of derivative instruments	19,791	13,183
Accrued environmental remediation costs	6,652	2,233
Deferred revenues	4,801	4,650
Accumulated deferred income tax	-	9,634
Other	17,905	18,961
Total Current Liabilities	198,440	174,128
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	6,988	6,976
Regulatory liabilities - other	108,887	98,370
Operating reserves	3,383	3,187
Fair value of derivative instruments	-	11,698
Accrued environmental remediation costs	11,036	4,312
Accrued OPEB costs	53,055	45,367
Accrued pension costs	121,911	102,555
Tax reserve	3,172	11,486
Other	18,802	16,967
Total Deferred Credits and Other Liabilities	327,234	300,918
Accumulated Deferred Income Tax	235,160	192,439
Commitments and Contingencies
Total Capitalization and Liabilities	$1,730,112	$1,729,275

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2008	16,862,087	$1,686	(1,079,004)	$(45,386)	$350,873	$(328)	$216,634	$55	$1,448	$524,982
Comprehensive Income:
Net income							44,454		(176)	44,278
Dividends declared on Preferred Stock of subsidiary							(970)			(970)
Capital Contributions									213	213
Capital Distributions									(100)	(100)
Change in fair value:
Derivative instruments								(10)		(10)
Investments								95		95
Reclassification adjustments for losses recognized in net income								44		44
Dividends declared on common stock							(34,119)			(34,119)
Treasury shares activity - net			21,479	980	(506)					474
Balance at December 31, 2009	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887
Comprehensive Income:
Net income							39,474		(272)	39,202
Dividends declared on Preferred Stock of subsidiary							(970)			(970)
Capital Contributions									172	172
Purchase of equity units from non-controlling interest					(89)				(1,113)	(1,202)
Change in fair value:
Investments								309		309
Reclassification adjustments for gains recognized in net income								(34)		(34)
Dividends declared on common stock							(34,161)			(34,161)
Treasury shares activity - net			(5,300)	(481)	82					(399)
Balance at December 31, 2010	16,862,087	$1,686	(1,062,825)	$(44,887)	$350,360	$(328)	$230,342	$459	$172	$537,804
Comprehensive Income:
Net income							46,310			46,310
Dividends declared on Preferred Stock of subsidiary							(970)			(970)
Sale of majority owned subsidiary									(172)	(172)
Change in fair value:
Investments								(105)		(105)
Dividends declared on common stock							(33,291)			(33,291)
Treasury shares activity - net			(904,298)	(48,021)	693					(47,328)
Balance at December 31, 2011	16,862,087	$1,686	(1,967,123)	$(92,908)	$351,053	$(328)	$242,391	$354	$-	$502,248

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Revenues
Electric	$538,548	$563,139	$536,170
Natural gas	161,974	156,795	174,137
Total Operating Revenues	700,522	719,934	710,307

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	206,160	246,116	261,003
Purchased natural gas	76,778	75,189	107,221
Other expenses of operation	238,557	224,955	194,383
Depreciation and amortization	35,475	33,815	32,094
Taxes, other than income tax	48,026	45,011	39,268
Total Operating Expenses	604,996	625,086	633,969

Operating Income	95,526	94,848	76,338

Other Income and Deductions
Interest on regulatory assets and other interest income	5,739	5,474	5,030
Regulatory adjustments for interest costs	1,351	(1,105)	(1,366)
Other - net	(211)	(1,087)	(1,199)
Total Other Income	6,879	3,282	2,465

Interest Charges
Interest on long-term debt	23,602	19,745	18,830
Interest on regulatory liabilities and other interest	5,589	6,103	6,055
Total Interest Charges	29,191	25,848	24,885

Income Before Income Taxes	73,214	72,282	53,918

Income Taxes	28,177	26,164	21,142

Net Income	45,037	46,118	32,776

Dividends Declared on Cumulative Preferred Stock	970	970	970

Income Available for Common Stock	$44,067	$45,148	$31,806

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Net Income	$45,037	$46,118	$32,776
Other Comprehensive Income	-	-	-
Comprehensive Income	$45,037	$46,118	$32,776

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$45,037	$46,118	$32,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,671	32,200	30,949
Amortization	1,804	1,615	1,145
Deferred income taxes - net	27,318	34,119	20,010
Bad debt expense	7,156	3,940	8,833
Pension expense	26,516	29,345	20,282
OPEB expense	6,801	6,940	8,346
Regulatory liability - rate moderation	(8,750)	(16,789)	(9,915)
Revenue decoupling mechanism recorded	1,371	(3,843)	(5,789)
Regulatory asset amortization	4,571	4,497	4,541
Regulatory asset energy efficiency incentives	(2,719)	-	-
(Gain) Loss on sale of property and plant	(88)	-	25
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	3,271	(9,052)	3,785
Fuel, materials and supplies	(1,010)	1,278	9,810
Special deposits and prepayments	(967)	1,211	364
Income and other taxes	(69)	35,609	(10,793)
Accounts payable	(13,193)	8,659	(7,325)
Accrued interest	215	330	(258)
Customer advances	851	(1,249)	5,428
Pension plan contribution	(32,699)	(64,805)	(23,124)
OPEB contribution	(1,184)	(4,800)	(3,485)
Revenue decoupling mechanism collected	1,671	5,049	759
Regulatory asset - storm deferral	(11,753)	(19,667)	-
Regulatory asset - MGP site remediation	4,412	(12,216)	(2,278)
Regulatory asset - Temporary State Assessment	2,342	1,445	(10,947)
Deferred natural gas and electric costs	19,545	(2,709)	14,321
Other - net	9,762	21,886	20,051
Net cash provided by operating activities	123,882	99,111	107,511

Investing Activities:
Proceeds from sale of property and plant	207	-	-
Additions to utility plant	(83,102)	(72,375)	(99,756)
Other - net	(4,990)	(4,130)	(7,489)
Net cash used in investing activities	(87,885)	(76,505)	(107,245)

Financing Activities:
Redemption of long-term debt	(33,400)	(106,150)	(20,000)
Proceeds from issuance of long-term debt	33,400	122,150	24,000
Borrowings (repayments) of short-term debt - net	1,500	-	(25,500)
Additional paid-in capital	-	-	25,000
Dividends paid to parent - CH Energy Group	(43,000)	(31,000)	-
Dividends paid on cumulative Preferred Stock	(970)	(970)	(970)
Other - net	(628)	(1,798)	(467)
Net cash (used in) provided by financing activities	(43,098)	(17,768)	2,063

Net Change in Cash and Cash Equivalents	(7,101)	4,838	2,329
Cash and Cash Equivalents - Beginning of Period	9,622	4,784	2,455
Cash and Cash Equivalents - End of Period	$2,521	$9,622	$4,784

Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,745	$20,002	$19,672
Federal and state income taxes paid	$-	$-	$12,078
Additions to plant included in liabilities	$6,172	$4,125	$1,619
Regulatory asset - storm deferral costs in liabilities	$3,525	$-	$-

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET
(In Thousands)

	December 31,
	2011	2010
ASSETS
Utility Plant
Electric	$1,008,394	$963,261
Natural gas	305,664	292,358
Common	147,286	142,255
Gross Utility Plant	1,461,344	1,397,874

Less: Accumulated depreciation	388,784	395,776
Net	1,072,560	1,002,098

Construction work in progress	58,847	52,607
Net Utility Plant	1,131,407	1,054,705

Non-Utility Property and Plant	524	681
Less: Accumulated depreciation	-	35
Net Non-Utility Property and Plant	524	646

Current Assets
Cash and cash equivalents	2,521	9,622
Accounts receivable from customers - net of allowance for doubtful accounts of $5.2 million and $5.3 million, respectively	61,610	67,185
Accrued unbilled utility revenues	15,299	16,233
Other receivables	5,301	10,328
Fuel, materials and supplies - at average cost	21,037	20,027
Regulatory assets	49,526	89,905
Fair value of derivative instruments	320	34
Special deposits and prepayments	18,258	17,184
Total Current Assets	173,872	230,518

Deferred Charges and Other Assets
Regulatory assets - pension plan	159,020	142,647
Regulatory assets - other	114,980	90,264
Fair value of derivative instruments	931	-
Unamortized debt expense	4,535	4,774
Other investments	14,047	12,511
Other	3,065	3,009
Total Deferred Charges and Other Assets	296,578	253,205

Total Assets	$1,602,381	$1,539,074

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D)
(In Thousands)

	December 31,
	2011	2010
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock (30,000,000 shares authorized: $5 par value; 16,862,087 shares issued and outstanding)	$84,311	$84,311
Paid-in capital	199,980	199,980
Retained earnings	165,965	164,898
Capital stock expense	(4,961)	(4,961)
Total Equity	445,295	444,228

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027

Long-term debt	417,950	453,900
Total Capitalization	884,272	919,155

Current Liabilities
Current maturities of long-term debt	36,000	-
Notes payable	1,500	-
Accounts payable	35,731	43,452
Accrued interest	6,183	5,967
Dividends payable - Preferred Stock	242	242
Accrued vacation and payroll	5,556	5,484
Customer advances	14,604	13,753
Customer deposits	6,582	7,654
Regulatory liabilities	11,161	18,596
Fair value of derivative instruments	19,791	13,183
Accrued environmental remediation costs	6,117	1,396
Accrued income taxes	1,274	113
Accumulated deferred income tax	156	13,021
Other	14,855	13,275
Total Current Liabilities	159,752	136,136

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	6,988	6,976
Regulatory liabilities - other	108,887	98,370
Operating reserves	2,120	2,068
Fair value of derivative instruments	-	11,698
Accrued environmental remediation costs	9,726	1,849
Accrued OPEB costs	53,055	45,367
Accrued pension costs	121,911	102,555
Tax reserve	3,172	11,486
Other	17,955	16,109
Total Deferred Credits and Other Liabilities	323,814	296,478

Accumulated Deferred Income Tax	234,543	187,305

Commitments and Contingencies

Total Capitalization and Liabilities	$1,602,381	$1,539,074

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2008	16,862,087	$84,311	-	$-	$174,980	$(4,961)	$118,944	$-	$373,274
Net income							32,776		32,776
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							-		-
Additional Paid-in Capital					25,000		-		25,000
Balance at December 31, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080
Net income							46,118		46,118
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							(31,000)		(31,000)
Additional Paid-in Capital					-				-
Balance at December 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$164,898	$-	$444,228
Net income							45,037		45,037
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							(43,000)		(43,000)
Additional Paid-in Capital					-				-
Balance at December 31, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$165,965	$-	$445,295

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Summary of Significant Accounting Policies

Organization

CH Energy Group, Inc. (“CH Energy Group”) is the holding company parent corporation of Central Hudson Gas & Electric Corporation (“Central Hudson”) and Central Hudson Enterprises Corporation (“CHEC”).  Central Hudson and CHEC are each wholly owned by CH Energy Group.  Griffith Energy Services, Inc. (“Griffith”) is CHEC’s wholly owned subsidiary.  Their businesses are primarily comprised of a regulated electric utility, regulated natural gas utility and a fuel distribution business.

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

Basis of Presentation

This Annual Report on Form 10-K is a combined report of CH Energy Group and Central Hudson.  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CHEC.  Operating results of Griffith are consolidated in the Consolidated Financial Statements of CH Energy Group.  Discontinued operations on CH Energy Group’s Consolidated Statements of Income include the operating results of CHEC’s subsidiaries which were sold in 2011, including Lyonsdale Biomass, LLC (“Lyonsdale”), Shirley Wind, LLC (“Shirley Wind”), CH-Auburn, LLC (“CH-Auburn”) and CH-Greentree, LLC (“CH-Greentree”).  The non-controlling interest shown on CH Energy Group’s Consolidated Financial Statements represents the minority owner’s proportionate share of the income and equity of Shirley Delaware for 2011 and 2010 prior to the sale of this subsidiary and Lyonsdale for 2010 prior to the purchase of the minority owner’s interest on October 1, 2010.  Inter-company balances and transactions have been eliminated in consolidation.  See Note 5 – “Acquisitions, Divestitures and Investments” for further information.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes specific accounting guidance for regulated operations.  For additional information regarding regulatory accounting, see Note 2 – “Regulatory Matters.”

Reclassification

Certain amounts in the 2010 and 2009 Financial Statements have been reclassified to conform to the 2011 presentation.  For more information regarding reclassification of discontinued operations, see Note 5 – “Acquisition, Divestitures and Investments.”

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

•
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

•
Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including special collection issues.  In the current year, the decrease in the allowance for doubtful accounts reflects the impact of lower energy prices along with enhanced collection efforts.

•	The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers' compensation claims.

•
Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month.  The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained.  Estimated unbilled revenues are reported as current assets, and include amounts recorded both in revenues and as regulatory liabilities.  Revenues for 2011, 2010 and 2009 include an estimate for unbilled revenues of $10.3 million, $10.1 million and $8.9 million, respectively.  Pursuant to regulatory requirements, a portion of unbilled revenue is offset by a regulatory liability and is not included in revenues.  The portion of unbilled revenues offset by a regulatory liability at December 31, 2011, 2010 and 2009 was $5.0 million, $6.1 million and $5.2 million, respectively.

•
The tax reserve recorded by Central Hudson relates to a change in 2010 related to its tax return methodology for claiming deductions for incidental repair and maintenance expenditures on its utility assets.  Although the Company believes that its methodology for claiming the deduction is consistent with the Internal Revenue Code and case law, it is unclear whether the Internal Revenue Service will accept the entirety of the deduction claimed.  Accordingly, Central Hudson recorded a reserve based upon the expected outcome on audit.  See Note 4 – “Income Tax” for further discussion of the tax reserve established.

•
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

•
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

Beginning July 1, 2009, Central Hudson’s delivery rate structure includes revenue decoupling mechanisms (“RDMs”), which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.

Revenue Recognition

Central Hudson records revenue on the basis of meters read.  In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month.  The estimate covers 30 days subsequent to the meter-read date.  As of December 31, 2011, and 2010, the portion of estimated electric unbilled revenues that is unrecognized in accordance with current regulatory agreements were $11.8 million and $12.1 million, respectively.  The full amount of estimated natural gas unbilled revenues are recognized on the Consolidated Balance Sheet.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Griffith records revenue when products are delivered to customers or services have been rendered.  Deferred revenues include unamortized payments from fuel oil burner maintenance and tank service agreements, as well as fees paid by customers for price-protected programs.  These agreements require a one-time payment from the customer at inception of the agreements.  CH Energy Group’s deferred revenue balances as of December 31, 2011 and 2010 were $4.8 million and $4.7 million, respectively.  The deferred revenue balance will be recognized in competitive business subsidiaries’ operating revenues over the 12-month term of the respective customer contract.

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

Fuel, Materials and Supplies

Fuel, materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method
Central Hudson	Average cost
Griffith	FIFO

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

CH Energy Group
	December 31,
	2011	2010
Natural gas	$11,711	$10,803
Petroleum products and propane	3,422	3,831
Fuel used in electric generation	285	820
Materials and supplies	9,696	9,993
Total	$25,114	$25,447

Central Hudson
	December 31,
	2011	2010
Natural gas	$11,711	$10,803
Petroleum products and propane	494	519
Fuel used in electric generation	285	271
Materials and supplies	8,547	8,434
Total	$21,037	$20,027

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

The following summarizes the type and amount of assets included in the electric, natural gas, and common categories of Central Hudson’s utility plant balances (In Thousands):

	Estimated	Utility Plant
	Depreciable	December 31,
	Life in Years	2011	2010
Electric
Production	25-75	$37,826	$34,222
Transmission	28-70	228,319	220,051
Distribution	7-80	741,068	707,981
Other	37	1,181	1,007
Total		$1,008,394	$963,261

Natural Gas
Production	25-60	$5,695	$5,677
Transmission	18-70	46,828	45,992
Distribution	25-70	252,699	240,247
Other	N/A	442	442
Total		$305,664	$292,358

Common
Land and Structures	50	$58,403	$56,324
Office and Other Equipment, Radios and Tools	8-35	34,589	37,658
Transportation Equipment	10-12	43,690	39,904
Other	5	10,604	8,369
Total		$147,286	$142,255

Allowance For Funds Used During Construction

Central Hudson’s regulated utility plant includes AFUDC, which is defined as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used.  The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income.  The AFUDC rate was 6.75% in 2011, 3.00% in 2010, and 1.00% in 2009.  The amounts recorded for borrowed funds for the years 2011, 2010 and 2009 are $0.3 million, $0.2 million and $0.2 million, respectively.  In 2011 and 2010, $0.6 million and $0.3 million were recorded for the equity component of AFUDC.  There were no equity components of AFUDC in 2009.

Depreciation and Amortization

The regulated assets of Central Hudson include electric, natural gas, and common assets and are listed under the heading “Utility Plant” on Central Hudson’s and CH Energy Group’s Consolidated Balance Sheets.  The accumulated depreciation associated with these regulated assets is also reported on the Balance Sheets.

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

Current accounting guidance related to asset retirement, precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  In accordance with current accounting guidance for Regulated Operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  Central Hudson has classified $52.6 million and $46.9 million of net cost of removal as a regulatory liability as of December 31, 2011 and 2010, respectively.

Central Hudson performs depreciation studies periodically and, upon approval by the PSC, adjusts the depreciation rates of its various classes of depreciable property.  Central Hudson’s composite rates for depreciation were 2.74% in both 2011 and 2010, and 2.75% in 2009 of the original average cost of depreciable property.  The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31 was 26.7% in 2011, 28.5% in 2010, and 28.4% in 2009.

For financial statement purposes, depreciation provisions at Griffith are computed on the straight-line method using depreciation rates based on the estimated useful lives of the depreciable property and equipment.  Expenditures for major renewals and betterments, which extend the useful lives of property and equipment are capitalized.  Expenditures for maintenances and repairs are charged to expense when incurred.  Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in earnings.

See Note 6 – “Goodwill and Other Intangible Assets” for further discussion of amortization of intangibles (other than goodwill).

Research and Development

Central Hudson is engaged in the conduct and support of research and development (“R&D”) activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy.  Central Hudson’s R&D expenditures were $2.1 million in 2011, $3.1 million in 2010 and $3.9 million in 2009.  These expenditures were for internal research programs and for contributions to research administered by New York State Energy Research and Development Authority (“NYSERDA”), the Electric Power Research Institute, and other industry organizations.  The decrease in total R&D expenditures in 2011 as compared to the prior two periods is a result of a PSC Order to cease the collection from customers and payment to NYSERDA of certain energy efficiency research funds in the current year.  There is no impact on earnings related to this change and the collections and payments have resumed in 2012.  R&D expenditures are provided for in Central Hudson’s rates charged to customers for electric and natural gas delivery service, with any differences between R&D expense and the rate allowances deferred for future recovery from or return to customers.

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

Earnings Per Share

The following table presents CH Energy Group’s basic and diluted earnings per share included on the Consolidated Statement of Income (In Thousands except Earnings Per Share):

	Year Ended December 31,
	2011			2010			2009
	Avg.	Net	Earnings	Avg.	Net	Earnings	Avg.	Net	Earnings
	Shares	Income	Per Share	Shares	Income	Per Share	Shares	Income	Per Share
Earnings attributable to Common Stock - continuing operations		$42,215			$39,632			$32,803
Earnings attributable to Common Stock - discontinued operations		$3,125			$(1,128)			$10,681
Average number of common shares outstanding - basic	15,278			15,785			15,775
Earnings per share - basic - continuing operations			$2.77			$2.51			$2.08
Earnings per share - basic - discontinued operations			$0.20			$(0.07)			$0.68
Average dilutive effect of:
Stock options(1) (2)	1	$15	$-	-	$-	$-	-	$1	$-
Performance shares(2)	164	$-	$0.03	119	$-	$0.02	65	$-	$0.01
Restricted shares(2)	38	$-	$0.01	48	$-	$0.01	41	$-	$0.01
Average number of common shares outstanding - diluted	15,481	$45,355	$2.93	15,952	$38,504	$2.41	15,881	$43,485	$2.74

(1)
For 2010 and 2009, certain stock options have been excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock shares for that applicable year.  The number of Common Stock shares represented by the options excluded from the above calculation were 16,620 shares for 2010 and 17,420 shares for 2009.  There were no shares excluded for 2011.

(2)	See Note 11 - “Equity-Based Compensation” for additional information regarding stock options, performance shares and restricted shares.

Related Party Transactions

Thompson Hine LLP serves as outside counsel to CH Energy Group and Central Hudson.  Prior to becoming Executive Vice President and General Counsel of CH Energy Group on October 1, 2009, John E. Gould was a partner in the law firm Thompson Hine LLP, while serving as Secretary of each corporation.  In addition, one partner in that firm served as Assistant Secretary of each corporation during the year.  CH Energy Group and Central Hudson paid combined legal fees to Thompson Hine LLP of $1.8 million in 2011, $2.1 million in 2010, and $3.3 million in 2009.

American Recovery and Reinvestment Act of 2009

Central Hudson, Shirley Wind and CH-Auburn have received grant money under the American Recovery and Reinvestment Act of 2009 and account for these grants as a reduction to the related assets or property.  The amount of grant money received by Central Hudson was not material.  For further details on grant money received by Shirley Wind and CH-Auburn, see Note 5 – “Acquisitions, Divestitures and Investments.”

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

(In Thousands)

	December 31, 2011
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges	$28,550	$6,770

(1)	Balance included in CH Energy Group's Consolidated Balance Sheet

Management is not aware of any existing condition that would require payment under the guarantees.

Product Warranties

Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties.  CH Energy Group’s approximate aggregate potential liability for product warranties at both December 31, 2011 and 2010 was $0.1 million.  CH Energy Group’s liability for these product warranties were determined by accruing the present value of future estimated warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Common Stock Dividends

On December 15, 2011, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share payable February 1, 2012, to shareholders of record as of January 10, 2012.  On September 23, 2011, the Board of Directors of CH Energy Group increased the quarterly dividend to 55.5 cents per share, an increase from the 54 cents per share declared to shareholders each quarter since 1998.

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation, Central Hudson was restricted to a maximum payment of $44.6 million in dividends to CH Energy Group for the year ended December 31, 2011.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to any of CH Energy Group’s or Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  As of December 31, 2011, Central Hudson had declared and paid dividends of $43.0 million to parent CH Energy Group in 2011, of which $10.0 million was paid during the three months ended December 31, 2011.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

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

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	December 31,
	2011		2010
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs (Note 1)	$10,775		$30,320
Deferred unrealized losses on derivatives (Note 14)	19,791		13,149
PSC General and Temporary State Assessment and carrying charges	8,123		9,891
RDM and carrying charges (Note 1)	791		3,966
Residual natural gas deferred balances	4,554		4,554
Deferred debt expense on re-acquired debt	625		624
Deferred and accrued costs - MGP site remediation and carrying charges (Note 12)	4,577		4,488
Deferred storm costs and carrying charges	-	(1)	19,985
Uncollectible deferral and carrying charges	-	(1)	2,638
Other	290		290
	49,526		89,905
Long-term:
Deferred pension costs (Note 10)	159,020		142,647
Deferred unrealized losses on derivatives (Note 14)	-		11,698
Carrying charges - pension reserve	4,986		1,144
Deferred and accrued costs - MGP site remediation and carrying charges (Note 12)	14,260		5,876
Deferred debt expense on re-acquired debt	5,332		5,460
Deferred Medicare Subsidy taxes	7,307		6,740
Residual natural gas deferred balances and carrying charges	9,829		14,121
Income taxes recoverable through future rates	42,997		35,903
Energy efficiency incentives	2,719		-
Deferred storm costs and carrying charges	15,416		-
Other	12,134		9,322
	274,000		232,911
Total Regulatory Assets	$323,526		$322,816

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$1,107		$7,366
Income taxes refundable through future rates	5,062		5,128
Deferred unbilled gas revenues	4,992		6,102
	11,161		18,596
Long-term:
Customer benefit fund	2,623		3,468
Deferred cost of removal (Note 1)	52,565		46,938
Rate Base Impact of Tax Repair Project and carrying charges	9,413	(1)	-
Excess electric depreciation reserve and carrying charges	2,678		4,889
Deferred unrealized losses on derivatives (Note 14)	931		-
Income taxes refundable through future rates	29,648		32,397
Deferred OPEB costs	6,988		6,976
Carrying charges - OPEB reserve	5,405		1,599
Other	5,624		9,079
	115,875		105,346
Total Regulatory Liabilities	$127,036		$123,942

Net Regulatory Assets	$196,490		$198,874

(1)
Central Hudson offset deferred storm costs and incremental bad debt expense and associated carrying charges, in accordance with the PSC prescribed Order issued on April 14, 2011. Additionally, a regulatory liability was established for the future benefit of the customers based on the remaining balance of tax refund after these offsets. See Other Regulatory Matters and PSC Proceedings for further discussion.

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

Deferred Debt Expense on Reacquired Debt:  When long-term debt is reacquired or redeemed, regulatory accounting permits deferral of related unamortized debt expense and reacquisition costs.  These costs are being amortized over the remaining life of the original life of the issue retired. The amortization of debt costs for reacquired or redeemed debt is incorporated in the revenue requirement for delivery rates as authorized by the PSC.

Storm Costs:  Central Hudson is authorized to request and the PSC has historically approved deferral accounting for incremental storm restoration costs which meet the following criteria: (1) the expense must be incremental to the amount provided in rates, (2) the incremental costs must be material and extraordinary in nature, and (3) the company’s earnings cannot be in excess of the authorized regulatory rate of return.  The balance shown for storm costs as of December 31, 2010 relates to a significant snow storm event in late February 2010.  The balance shown for storm costs as of December 31, 2011 relates to the impacts of Tropical Storm Irene as well as a significant snow storm event in late October 2011.  These amounts are based on estimates and assumptions related to storm expense and results of operations for the calendar year.  The actual amounts may differ from these estimates resulting in changes in the amount of costs deferred.  Management believes the costs deferred as of December 31, 2011 are probable of future recovery.  See Other Regulatory Matters and PSC Proceedings for further details on these storm events.

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

Energy Efficiency Incentives: During 2009 and 2010, Central Hudson received approval through the Energy Efficiency Portfolio Standard (“EEPS”) proceedings to implement various programs to electric and natural gas residential and commercial customers. In December 2010, the PSC issued an order combining energy savings targets to create a single 2008-2011 target and continuing the system of utility shareholder financial incentives established in the EEPS proceeding. As of December 31, 2011, Central Hudson achieved enough projected savings through committed contracts with residential and commercial customers to earn $2.7 million in incentives under the 2008-2011 defined targets.

Excess Electric Depreciation Reserve (“EDR”): Under the 2009 Rate Order, this balance was to be used for authorized rate moderation which totaled $25.5 million from July 1, 2009 through June 30, 2010.  Under the terms of the 2010 Rate Order, $6.8 million was used for authorized rate moderation from July 1, 2010 through December 31, 2010 and an additional $8.8 million was authorized from January 1, 2011 through December 31, 2011.  The current portion of the EDR as of December 31, 2011 represents the amount estimated to be used for rate moderation in the next twelve months related to the Electric Bill Credit and Incremental Finance Charges.

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

In terms of the expected timing for recovery, regulatory asset balances at December 31, 2011, reflect the following (In Thousands):

Balances with offsetting accrued liability balances recoverable when future costs are actually incurred:
Deferred pension related to underfunded status	$152,831
Income taxes recoverable through future rates	42,997
Deferred unrealized losses on derivatives	19,791
Deferred costs - MGP sites	15,843
Deferred Medicare Subsidy taxes	7,308
Other	4,763
243,533

Balances earning a return via inclusion in rates and/or the application of carrying charges:
Residual natural gas deferred balances	9,191
Deferred pension costs undercollected(1)	6,189
PSC General and Temporary State Assessment	7,102
Deferred Storm Costs	15,272
Accrued costs - MGP sites	2,497
Deferred debt expense on re-acquired debt	5,957
Other(1)	7,031
53,239

Subject to current recovery:
Deferred purchased electric and natural gas costs	10,774
Residual natural gas deferred balances	4,554
RDM	782
Other	422
16,532

Other:
Energy Efficiency Incentives(1)	2,719
2,719

Accumulated carrying charges:(1)
Pension reserve	4,986
Other	2,517
7,503

Total Regulatory Assets	$323,526

2006, 2009 and 2010 Rate Orders

The Company’s 2006, 2009 and 2010 Rate Orders all provide for deferral accounting for full recovery of purchased electricity and natural gas, pensions, OPEBs, MGP site remediation, asbestos litigation and variable rate debt.  Additionally, they include penalty-only performance mechanisms for customer service quality, electric reliability and natural gas safety.

Other significant components of the 2006, 2009 and 2010 Rate Orders include:

Description	2006 Rate Order	2009 Rate Order	2010 Rate Order
Electric delivery revenue increases	$17.9 million 7/1/06 $17.9 million 7/1/07 $17.9 million 7/1/08	$39.6 million(1) 7/1/09	$11.8 million(2) 7/1/10 $9.3 million(2) 7/1/11 $9.1 million 7/1/12
Natural gas delivery revenue increases	$8 million 7/1/06 $6.1 million 7/1/07 $0.0 million 7/1/08	$13.8 million 7/1/09	$5.7 million 7/1/10 $2.4 million 7/1/11 $1.6 million 7/1/12
ROE	9.6%	10.0%	10.0%
Earnings sharing	Yes(3)	No	Yes(4)
Capital structure – common equity	45%	47%	48%
Targets with true-up provisions - % of revenue requirement to defer for shortfalls
Capital Expenditures	150%	Not applicable	Not applicable
Net plant balances	Not applicable	100%	100%
Transmission and distribution ROW maintenance	100%	No	100%
RDMs – electric and natural gas(5)	No	Yes	Yes
New deferral accounting for full recovery
Fixed debt costs	No	Yes	Yes(6)
Transmission sag mitigation	Not applicable	Yes	Yes
New York State Temporary Assessment	Not applicable	Yes	Yes
Material regulatory actions(7)(8)	Yes(7)	Not applicable	Yes(8)
Property taxes – Deferral for 90% of excess/deficiency relative to revenue requirement	Yes	No	Yes(9)

(1)	Moderated by $20 million bill credit.
(2)	Moderated by $12 million and $4 million bill credits, respectively.
(3)	ROE > 10.6%, 50% to customers, > 11.6%, 65% to customers, > 14.0%, 100% to customers.
(4)	ROE > 10.5%, 50% to customers, > 11.0%, 80% to customers, > 11.5%, 90% to customers.
(5)	Electric is based on revenue dollars; gas is based on usage per customer.
(6)	Deferral authorization in RY2 and RY3 only.
(7)	Changes in federal or state regulations that have an impact of more than 1% of electric or gas net income.
(8)	Legislative, governmental or regulatory actions with individual impacts greater than or equal to 2% of net income of the applicable department.
(9)	The Company’s pre-tax gain or loss limited to $0.7 million per rate year.

Other Regulatory Matters and PSC Proceedings

On April 14, 2011, the Commission issued an Order authorizing deferral of $18.8 million of the incremental electric storm restoration expense related to the significant storm event in February 2010 and the $2.6 million of incremental bad debt expense and denying deferral of the Company’s $2.5 million of incremental electric and gas property tax expense.  The PSC also approved the ratemaking treatment to offset these deferrals with tax refunds as proposed by the Company in its petition filed on September 23, 2010.  The offsets have been recorded as of March 31, 2011.  The remaining balance of the tax refund not subject to offset has been established as a regulatory liability subject to carrying charges for the benefit of customers totaling $9.0 million.  On May 13, 2011, Central Hudson filed a Petition for Clarification and Rehearing on the PSC’s April 14, 2011 Order.  The petition seeks clarification concerning recovery of the costs to achieve and rehearing for reconsideration and recovery of certain costs denied by the Commission, totaling $0.8 million, for deferral accounting treatment proposed by the Company in its September 23, 2010 petition filing related to the incremental electric storm restoration expense for the February 2010 Twin Peaks storm.  On November 22, 2011, the PSC issued an order modifying the April 14, 2011 Order to correct for a miscalculation error in the PSC’s analysis and increase authorized deferred incremental storm restoration costs by $0.3 million and to clarify that the Company is allowed to net the external costs to achieve against the federal income tax benefits.

In late August 2011, Central Hudson’s service territory was affected by Tropical Storm Irene, disrupting service to approximately 180,000 customers.  On November 28, 2011, Central Hudson filed a petition with the PSC seeking approval of deferred incremental electric restoration costs for future recovery with carrying charges.  Central Hudson will finalize its measure of materiality and utility earnings based upon the calendar year ending December 31, 2011 results.  Based on current estimates and assumptions, Management believes these incremental costs deferred meet the PSC’s criteria for deferral accounting and therefore are probable of future recovery.

Central Hudson also incurred incremental costs associated with gas emergencies as a result of the impacts of Tropical Storm Irene; however these costs have not been deferred as of December 31, 2011.  As of December 31, 2011, approximately $0.8 million has been incurred related to these gas emergencies and additional costs are expected as a result of on-going repairs to damaged infrastructure.

On October 29, 2011, Central Hudson experienced an unusual winter storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers.  The Company has deferred $4.1 million of estimated recoverable incremental storm restoration costs as of December 31, 2011 related to this snow event and anticipates filing a petition seeking authority to defer for future recovery all incremental storm restoration costs of approximately $8 million, subject to the criteria the PSC has established for consideration and approval of deferral authorization requests.  Based on current estimates and assumptions, Management believes the $4.1 million of incremental costs that have been deferred meet the accounting standard of being probable of future recovery.

Other Regulatory Matters

Non-Utility Land Sales - Central Hudson

Central Hudson had two property sales of non-utility real property resulting in $0.1 million in excess of book value and transaction costs during the year-ended December 31, 2011.  Central Hudson did not sell any parcels of non-utility property during 2010 or 2009.  This excess is recorded as a reduction to Other Expenses of Operation on the Consolidated Statement of Income.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, including explanations for any new guidance issued in 2011 (except that which is not currently applicable) which is expected to have a material impact on CH Energy Group and its subsidiaries.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Fair Value Measurements and Disclosures (Topic 820)	ASU No. 2010-06	Improving Disclosures About Fair Value Measurements	Jan-10	Jan-11
1	Intangibles - Goodwill and Other (Topic 365)	ASU No. 2010-28	Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Value	Dec-10	Jan-11
1	Business Combinations (Topic 805)	ASU No. 2010-29	Disclosure of Supplementary Pro Forma Information for Business Combinations	Dec-10	Jan-11
1	Comprehensive Income (Topic 220)	ASU No. 2011-12	Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income	Dec-11	Jan-12
2	Fair Value Measurements (Topic 820)	ASU No. 2011-04	Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS	May-11	Jan-12
2	Comprehensive Income (Topic 220)	ASU No. 2011-05	Presentation of Comprehensive Income	Jun-11	Jan-12
2	Balance Sheet (Topic 210)	ASU No. 2011-11	Disclosures about Offsetting Assets and Liabilities	Dec-11	Dec-12
3	Intangibles - Goodwill and Other (Topic 350)	ASU No. 2011-08	Testing Goodwill for Impairment	Sep-11	Jan-12

Impact Key:
(1)	No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries when adopted on the effective date noted.
(2)	No anticipated impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries upon future adoption.
(3)
Effective date of ASU No. 2011-08 is January 2012.  CH Energy Group elected to early adopt this guidance as allowed under current accounting guidance.  See Note 6 - "Goodwill and Other Intangible Assets" for further discussion of testing goodwill for impairment.

NOTE 4 – Income Tax

CH Energy Group and its subsidiaries file a consolidated Federal and New York State income tax return.  CHEC and Griffith also file state income tax returns in those states in which they conduct business.

In September of 2010, Central Hudson filed a request with the Internal Revenue Service (“IRS”) to change the company’s tax accounting method related to costs to repair and maintain utility assets.  The change was effective for the tax year ended December 31, 2009.  This change allows Central Hudson to take a current tax deduction for a significant amount of expenditure that was previously capitalized for tax purposes.

This change resulted in federal and state net operating income tax losses (“NOL”).  For Federal tax purposes, CH Energy Group elected to carry back the NOL, which resulted in tax refunds for the tax years 2004 through 2008.  The remaining 2010 and 2011 NOL will be carried forward to future periods.  For NYS tax purposes, the 2009 and 2010 NOL will be carried forward to future periods.  NOL carryforwards will expire in 20 years if not otherwise utilized.  CH Energy Group believes future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.  Future tax benefits resulting from this change are included within “Accumulated Deferred Income Tax” on the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet.  CH Energy Group and Central Hudson NOL carryforwards are summarized as follows (In Thousands):

CH Energy Group

Year Ended	NOL	NOL Carryforward Amount	NOL Expires
12/31/09	NY State	$7,716	12/31/29
12/31/10	Federal	44,713	12/31/30
12/31/10	NY State	47,846	12/31/30
12/31/11	Federal	1,651	12/31/31

Central Hudson

Year Ended	NOL	NOL Carryforward Amount	NOL Expires
12/31/09	NY State	$31,602	12/31/29
12/31/10	Federal	31,136	12/31/30
12/31/10	NY State	29,802	12/31/30

At December 31, 2010, the final regulations clarifying what qualifies as deductible repair and maintenance expenditures for prospective tax years had not been issued.  Due to uncertainty, in 2010 Central Hudson established reserves against a portion of the tax benefits claimed.  For Federal tax purposes, $8.3 million was reserved against the tax benefit claimed as a result of the 2009 NOL that was carried back to prior years and $1.6 million was reserved against the 2010 NOL Deferred Tax Asset carried forward.  For NYS tax purposes, an additional $1.6 million was reserved against the 2009 and 2010 NOL Deferred Tax Asset carry forward.  In August 2011, the IRS released Revenue Procedure (“Rev Proc”) 2011-43, which provided preliminary guidance related to repair deductions for electric transmission and distribution property.  Based on guidance provided by this Rev Proc, Central Hudson has reclassified $6.4 million of the original reserve related to electric transmission and distribution repairs to deferred tax liability accounts.  A Revenue Procedure related to the treatment of gas repairs is expected late in 2012.  The remaining reserve related to the gas repair deduction is shown as “Tax Reserve” under the Deferred Credits and Other Liabilities section of the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet.  Interest on the remaining reserve is being accrued at the applicable IRS rate and is included in “Accrued Interest” under current liabilities on the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet and included in “Interest on regulatory liabilities and other interest” under Interest Charges on the CH Energy Group Consolidated Statement of Income and the Central Hudson Statement of Income.  No penalties have been recorded related to this uncertain tax position.  If CH Energy Group and its subsidiaries incur any penalties on underpayment of taxes, the amounts would be included in “Other” under the Current Liabilities section of the Balance Sheets and “Other-net” under the Other Income and Deductions section of the Statements of Income.

Other than the uncertain tax position related to the Company’s accounting method change, there are no other uncertain tax positions.  The following is a summary of activity related to uncertain tax positions (In Thousands):

	Year Ended December 31,
	2011	2010
Balance at the beginning of the period	$11,486	$-
Adjustment related to reserve related to Revenue Procedure 2011-43	(6,398)	-
Adjustment related to tax accounting method change	(1,916)	11,486
Settlement of uncertain tax positions with tax authorities	-	-
Lapse of statute of limitations related to uncertain tax positions	-	-
Balance at the end of the period	$3,172	$11,486

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007 - 2011
New York State	2007 - 2011

(1)   Federal tax filings for the years 2007 - 2010 are currently under audit.

Components of Income Tax - CH Energy Group

The following is a summary of the components of state and federal income taxes for CH Energy Group as reported in its Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2011	2010	2009
Federal income tax	$733	$(28,089)	$7,747
State income tax	502	(3,048)	4,120
Deferred federal income tax	20,077	47,198	14,951
Deferred state income tax	578	1,948	563
Total income tax	$21,890	$18,009	$27,381

Reconciliation

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2011	2010	2009
Net income attributable to CH Energy Group	$45,340	$38,504	$43,484
Preferred Stock dividends of Central Hudson	970	970	970
Non-controlling interest in subsidiary	-	(272)	(176)
Federal income tax	733	(28,089)	7,747
State income tax	502	(3,048)	4,120
Deferred federal income tax	20,077	47,198	14,951
Deferred state income tax	578	1,948	563
Income before taxes	$68,200	$57,211	$71,659

Computed federal tax at 35% statutory rate	$23,870	$20,024	$25,081
State income tax net of federal tax benefit	1,818	514	3,559
Depreciation flow-through	2,695	2,204	2,906
Cost of Removal	(1,887)	(1,582)	(1,524)
Reclassification of funded deferred taxes	-	(1,332)	-
Production tax credits	(56)	(447)	(1,402)
Federal grant	(2,580)	-	-
Other	(1,970)	(1,372)	(1,239)
Total income tax	$21,890	$18,009	$27,381

Effective tax rate - federal	30.5%	33.4%	31.7%
Effective tax rate - state	1.6%	(1.9)%	6.5%
Effective tax rate - combined	32.1%	31.5%	38.2%

The effective rate for the year ended December 31, 2011 is impacted by the tax benefit related to federal grants received and the reversal of prior period Production Tax Credits as a result of receiving the grant.  The net benefit from state income taxes recognized in the year ended December 31, 2010 is due to the true-up of the New York State apportionment rate.

The following is a summary of the components of deferred taxes as reported in CH Energy Group’s Consolidated Balance Sheet (In Thousands):

	December 31,
	2011	2010
Accumulated Deferred Income Tax Asset:
Excess depreciation reserve	$439	$3,905
Unbilled revenues	7,942	11,347
Plant-related	8,688	5,282
Regulatory asset - future income tax	30,663	35,166
OPEB expense	28,599	25,638
NOL carryforwards	19,959	21,676
Contributions in aid of construction	5,463	5,404
Directors and officers deferred compensation	4,688	4,253
Other	21,409	23,802
Accumulated Deferred Income Tax Asset	127,850	136,473

Accumulated Deferred Income Tax Liability:
Depreciation	194,671	169,528
Repair allowance	10,083	10,492
Pension expense	13,710	14,949
Change in tax accounting for repairs	56,079	43,661
Regulatory liability - future income tax	34,069	31,780
Residual deferred gas balance	5,445	7,256
PSC assessments	2,532	3,325
Cost of removal	4,882	4,535
Electric fuel costs	5,182	9,055
Gas costs	704	3,291
Storm deferrals	6,050	7,791
Other	23,708	32,883
Accumulated Deferred Income Tax Liability	357,115	338,546
Net Deferred Income Tax Liability	229,265	202,073
Net Current Deferred Income Tax Liability (Asset)	(5,895)	9,634
Net Long-term Deferred Income Tax Liability	$235,160	$192,439

Components of Income Tax - Central Hudson

The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Statement of Income (In Thousands):

	Year Ended December 31,
	2011	2010	2009
Federal income tax	$-	$(25,139)	$(3)
State income tax	-	(634)	1,135
Deferred federal income tax	24,988	48,894	18,538
Deferred state income tax	3,189	3,043	1,472
Total income tax	$28,177	$26,164	$21,142

Reconciliation

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Statement of Income (In Thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$45,037	$46,118	$32,776
Federal income tax	-	(25,139)	(3)
State income tax	-	(634)	1,135
Deferred federal income tax	24,988	48,894	18,538
Deferred state income tax	3,189	3,043	1,472
Income before taxes	$73,214	$72,282	$53,918

Computed federal tax at 35% statutory rate	$25,625	$25,299	$18,871
State income tax net of federal tax benefit	3,189	2,631	2,210
Depreciation flow-through	2,695	2,204	2,906
Cost of Removal	(1,887)	(1,582)	(1,524)
Reclassification of funded deferred taxes	-	(1,332)	-
Other	(1,445)	(1,056)	(1,321)
Total income tax	$28,177	$26,164	$21,142

Effective tax rate - federal	34.1%	32.9%	34.4%
Effective tax rate - state	4.4%	3.3%	4.8%
Effective tax rate - combined	38.5%	36.2%	39.2%

The 2010 tax accounting change, together with other significant book to tax accounting differences, has resulted in reduced current federal and state tax expense for 2011, 2010 and 2009.  These accounting differences are primarily temporary and require normalization, resulting in an offsetting deferred tax expense.

The difference in the effective tax rate for 2010 is also impacted by a one-time reclassification of funded deferred taxes to a regulatory liability, resulting in a reduction to the tax provision of $2.3 million.

The following is a summary of the components of deferred taxes as reported in Central Hudson’s Balance Sheet (In Thousands):

	December 31,
	2011	2010
Accumulated Deferred Income Tax Asset:
Unbilled revenues	$7,942	$11,347
Plant-related	8,688	5,282
OPEB expense	28,599	25,638
NOL carryforwards	14,907	21,779
Excess depreciation reserve	439	3,905
Contributions in aid of construction	5,463	5,404
Regulatory asset - future income tax	30,663	35,166
Directors and officers deferred compensation	4,688	4,253
Other	20,411	16,651
Accumulated Deferred Income Tax Asset	121,800	129,425

Accumulated Deferred Income Tax Liability:
Depreciation	194,671	169,528
Repair allowance	10,083	10,492
Pension expense	13,710	14,949
Change in tax accounting for repairs	56,079	43,661
Regulatory liability - future income tax	34,069	31,780
Residual deferred gas balance	5,445	7,256
PSC assessments	2,532	3,325
Cost of removal	4,882	4,535
Electric fuel costs	5,182	9,055
Gas costs	704	3,291
Storm deferrals	6,050	7,791
Other	23,092	24,088
Accumulated Deferred Income Tax Liability	356,499	329,751
Net Deferred Income Tax Liability	234,699	200,326
Net Current Deferred Income Tax Liability	156	13,021
Net Long-term Deferred Income Tax Liability	$234,543	$187,305

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions

During the years ended December 31, 2011, 2010 and 2009, Griffith acquired fuel distribution companies as follows (Dollars in Thousands):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Year Ended	Companies	Price	Assets(1)	Goodwill	Assets
December 31, 2011	6	$4,451	$4,274	$1,572	$177
December 31, 2010	1	743	621	289	122
December 31, 2009	-	-	-	-	-
Total	7	$5,194	$4,895	$1,861	$299

(1) Including goodwill.

A 2008 acquisition transaction had agreements containing clauses (known as “earn out provisions”) for a possible additional payment provided certain conditions are met.  These provisions increase the purchase price if certain sales volumes are attained.  As of December 31, 2011, there are no remaining earn out obligations associated with any acquisitions.  There were no earn outs paid in 2011, 2010 and 2009.

Amortizable intangible assets acquired in the current year consist of customer relationships, which will be amortized over a 15-year period, and covenants not to compete, which will be amortized over a 5-year period.  The weighted average amortization period of amortizable intangible assets acquired in the current year is 14 years.

Divestitures

In the first quarter of 2011, Griffith reduced its environmental reserve by $0.6 million based on the completion of an environmental study.  The reserve adjustment related to the 2009 divestiture of operations in certain geographic locations.  During 2011, Griffith recorded expense adjustments of $0.2 million relating to divested operations.  As such, income of $0.3 million, net of tax, has been reflected in income from discontinued operations in the CH Energy Group Consolidated Income Statement for the year ended December 31, 2011.

During 2011, CHEC divested four of its renewable energy investments, as follows:

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
-
On December 29, 2011, the sale of a molecular gate owned by CH-Greentree, which was used to remove nitrogen from landfill gas and was being leased by Greentree Landfill Gas Company, LLC, was completed.

The results of operations of Lyonsdale, CH Shirley Wind, CH-Auburn and CH-Greentree for current and prior periods are presented in discontinued operations in the CH Energy Group Consolidated Statement of Income.  Management has elected to include cash flows from discontinued operations of Lyonsdale, CH Shirley Wind, CH-Auburn and CH-Greentree with those from continuing operations in the CH Energy Group Consolidated Statement of Cash Flows.  The details of each of the sales transactions by investment are as follows (In Thousands):

	CH-Auburn	Shirley Wind	Lyonsdale	CH-Greentree
Assets
Current Assets	$174	$623	$2,099	$-

Other Assets	-	461	-	-

Property, Plant and Equipment
Property, plant and equipment	4,667	32,564	10,670	5,500
Less: Accumulated depreciation	626	657	4,191	1,205
Total property, plant and equipment, net	4,041	31,907	6,479	4,295

Assets sold	$4,215	$32,991	$8,578	$4,295

Liabilities
Current Liabilities	$85	$6	$322	$-

Other Liabilities	1,736	-	-	-

Liabilities sold	$1,821	$6	$322	$-

Net Assets Sold	$2,394	$32,985	$8,256	$4,295
Net Proceeds from Sale	$3,673	$33,100	$7,700	$3,000
Pre-tax gain (loss) on sales transaction(1)	$1,279	$115	$(556)	$(1,295)
Tax Benefit of Federal Grant Received(2)	$277	$2,303	$-	$-
Net Increase (Decrease) to Earnings	$1,050	$2,391	$(328)	$(769)

(1)	Included in the Gain from the sale of discontinued operations line of the CH Energy Group Consolidated Income Statement
(2)	Included in the Income tax (benefit) expense from discontinued operations line of the CH Energy Group Consolidated Income Statement

Proceeds from these sales were used primarily for the repurchase of outstanding Common Stock of CH Energy Group.  Additionally, a portion of the proceeds from the sale of Shirley Wind were used to pay down private placement debt at CH Energy Group, which provided corporate financing for the construction of this project.  See Note 9 – “Capitalization – Long-Term Debt” for further details regarding the repayment of debt.

The table below provides additional detail of the financial results of the discontinued operations (In Thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues from discontinued operations	$6,948	$12,196	$132,707
Income (loss) from discontinued operations before tax	1,660	(2,333)	5,026
Gain (loss) from sale of discontinued operations	(457)	-	10,767
Income tax (benefit) expense from discontinued operations	(1,923)	(1,205)	5,112

As of December 31, 2011, CHEC has two remaining investments in renewable energy – Cornhusker Holdings and CH-Community Wind.  The value of CHEC’s investments in Cornhusker and CH-Community Wind is zero as of December 31, 2011.  See Note 15 – “Other Fair Value Measurements” for further details on the fair value assessments and impairments recorded on these investments.  CHEC also has investments in cogeneration partnerships and an energy sector venture capital fund totaling approximately $2.8 million as of December 31, 2011.  These investments are not considered a part of the core business.  However, Management intends to retain these investments at this time.

Investments

The value of CHEC's investments as of December 31, 2011 are as follows  (In Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$35,100	$35,651	$70,751
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant	-	-	-
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	-	-
Other	Partnerships and an energy sector venture capital fund	-	2,777	2,777
		$35,100	$38,428	$73,528

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill, customer relationships and covenants not to compete associated with acquisitions are included in intangible assets.  Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.  The balances reflected on CH Energy Group’s Consolidated Balance Sheet at December 31, 2011 and 2010, for “Goodwill” and “Other intangible assets - net” relate to Griffith.  In accordance with current accounting guidance related to goodwill and other intangible assets, goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but instead are periodically reviewed for impairment.

In the fourth quarter, Management performed a qualitative assessment of any potential impairment of Griffith’s goodwill. The last quantitative analysis of impairment was performed as of September 30, 2010, which reflected that the fair value of Griffith exceeded its carrying value by approximately $34.2 million.  Additionally, Management believes that no event has occurred which would trigger impairment since the last quantitative test performed. Based on these factors and other factors considered in its qualitative analysis, Management believes that it is more likely than not that the fair market value is more than the carrying value of Griffith and therefore, the first and second steps of the impairment test prescribed in guidance were not necessary.

As a result of the divestiture in December 2009, Griffith reduced its 2009 goodwill by approximately $10 million in addition to the goodwill recorded when the divested assets were purchased.  This additional reduction was recorded in accordance with current accounting guidance related to goodwill, which requires an allocation of goodwill based on the fair values of the divested region and the portion of the business retained.

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$36,517	$23,571	$34,063	$21,214
Covenants not to compete	361	134	113	95
Total Amortizable Intangibles	$36,878	$23,705	$34,176	$21,309

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Amortization Expense	$2,396	$2,277	$4,001

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is approximately $2.1 million.

NOTE 7 – Short-Term Borrowing Arrangements

Description	CH Energy Group		Central Hudson
Revolving Credit Facilities(1)
Limit	$150 million		$150 million(2)
Expiration	February 2013		October 2016

(In Thousands)
	December 31,		December 31,
	2011	2010	2011	2010
Outstanding	$6,500	$-	$1,500	$-

Uncommitted Credit(3)	None
Outstanding			$-	$-

(1)	Providing committed credit.
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

On October 19, 2011, Central Hudson entered into a new $150 million committed revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., KeyBank National Association and RBS Citizens Bank, N.A. as the participating banks.  The new credit facility has a term of five years.  The prior $125 million facility was terminated as of the effective date of the new agreement.  CH Energy Group revolving credit facilities reflect commitments from JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank, N.A.  If any of these lenders are unable to fulfill their commitments under these facilities, funding may not be available as needed.

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

Cumulative Preferred Stock

Central Hudson, $100 par value; 210,300 shares authorized, not subject to mandatory redemption:

	Redemption	Shares Outstanding
	Price	December 31,
Series	12/31/11	2011	2010
4.50%	$107.00	70,285	70,285
4.75%	106.75	19,980	19,980
4.35%	102.00	60,000	60,000
4.96%	101.00	60,000	60,000
		210,265	210,265

There were no repurchases in 2011, 2010 or 2009.

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

During 2011 and 2010, CH Energy Group had purchased 919,114 and 29,562 shares under the Repurchase Program, respectively.  No shares were repurchased under the Repurchase Program during the year ended 2009.

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

Subsequent to December 31, 2011, no additional shares have been purchased under the Repurchase Program.  CH Energy Group reserves the right to modify, suspend, renew, or terminate the Repurchase Program at any time without notice.  CH Energy Group intends to set repurchase targets, if any, from time to time based on then prevailing circumstances.  The shares repurchased by CH Energy Group have not been retired or cancelled, and the repurchases accordingly have been presented as an increase to treasury stock in CH Energy Group’s Consolidated Balance Sheet.

Other Common Stock Activity

Effective July 1, 2011, employer matching contributions to the Savings Incentive Plan (“SIP”) are paid either in cash or in CH Energy Group Common Stock.  During the third quarter of 2011, CH Energy Group began making employer matching contributions to the SIP by issuing treasury shares.  During 2011, employer matching contributions issued from treasury totaled 19,556 shares.  Management expects to continue making employer matching contributions to the SIP in stock, which it estimates will be approximately 48,000 shares per year.

NOTE 9 - Capitalization - Long-Term Debt

Details of CH Energy Group's and Central Hudson’s long-term debt are as follows (In Thousands):

		December 31,
Series	Maturity Date	2011	2010
Central Hudson:
Promissory Notes:
2002 Series D (6.64%)(3)	Mar. 28, 2012	$36,000	$36,000
2008 Series F (6.854%)(5)	Nov. 01, 2013	30,000	30,000
2004 Series D (4.73%)(3)	Feb. 27, 2014	7,000	7,000
2004 Series E (4.80%)(4)	Nov. 05, 2014	7,000	7,000
2007 Series F (6.028%)(5)	Sep. 01, 2017	33,000	33,000
2004 Series E (5.05%)(4)	Nov. 04, 2019	27,000	27,000
1999 Series A (5.45%)(7)	Aug. 01, 2027	-	33,400
1998 Series A (6.50%)(1)	Dec. 01, 2028	16,700	16,700
2006 Series E (5.76%)(4)	Nov. 17, 2031	27,000	27,000
1999 Series B(1)(2)	July 01, 2034	33,700	33,700
2005 Series E (5.84%)(4)	Dec. 05, 2035	24,000	24,000
2007 Series F (5.804%)(5)	Mar. 23, 2037	33,000	33,000
2009 Series F (5.80%)(5)	Oct. 01, 2039	24,000	24,000
2010 Series A (4.30%)(6)	Sep. 21, 2020	16,000	16,000
2010 Series B (5.64%)(6)	Sep. 21, 2040	24,000	24,000
2010 Series G (2.756%)(6)	Apr. 01, 2016	8,000	8,000
2010 Series G (4.15%)(6)	Apr. 01, 2021	44,150	44,150
2010 Series G (5.716%)(6)	Apr. 01, 2041	30,000	30,000
2011 Series G (3.378%)(6)	Apr. 01, 2022	23,400	-
2011 Series G (4.707%)(6)	Apr. 01, 2042	10,000	-
		453,950	453,950

Unamortized Discount on Debt		-	(50)
Total Long-term debt		$453,950	$453,900

Less: Current Portion		(36,000)	-

Central Hudson Net Long-term debt		$417,950	$453,900

CH Energy Group:
Promissory Notes:
2009 Series A (6.58%)	Apr. 17, 2014	$6,500	$26,500
2009 Series B (6.80%)	Dec. 15, 2025	22,559	23,500

Less: Current Portion		(1,006)	(941)

CH Energy Group Net Long-term debt		$446,003	$502,959

(1)	Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.
(2)	Variable (auction) rate notes.
(3)	Issued pursuant to a 2001 PSC Order approving the issuance by Central Hudson prior to June 30, 2004, of up to $100 million of unsecured medium-term notes.
(4)	Issued pursuant to a 2004 PSC Order approving the issuance by Central Hudson prior to December 31, 2006, of up to $85 million of unsecured medium-term notes.
(5)	Issued pursuant to a 2006 PSC Order approving the issuance by Central Hudson prior to December 31, 2009, of up to $120 million of unsecured medium-term notes.
(6)	Issued pursuant to a 2009 PSC Order approving the issuance by Central Hudson prior to December 31, 2012, of up to $250 million of unsecured medium-term notes or other forms of long-term indebtedness.
(7)	In November 2011, Central Hudson redeemed its 1999 Series A NYSERDA Bonds with the use of proceeds from its 2011 Series G Notes.

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

On September 21, 2010, Central Hudson entered into a Note Purchase Agreement to issue and sell, in a private placement exempt from registration under the Securities Act of 1933, $40 million of senior unsecured notes in two series.  Series A bears interest at the rate of 4.30% per annum on a principal amount of $16 million and matures on September 21, 2020.  Series B bears interest at the rate of 5.64% per annum on a principal amount of $24 million and matures on September 21, 2040.  Central Hudson used a portion of the proceeds from the sale of the notes for refunding maturing long term debt and retained the rest for general corporate purposes.

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

In March 2012, medium term notes issued by Central Hudson totaling $36.0 million will mature.  Central Hudson expects to refinance these notes under its Series G note program.

In September 2011, following the sale of Shirley Wind, CH Energy Group repaid $20 million of its 2009 Series A private placement debt with a portion of the proceeds from the sale.  As a result, a prepayment penalty was incurred of approximately $3.0 million, which has been included in Penalty for Early Retirement of Debt on the CH Energy Group Consolidated Statement of Income.

Griffith had no third-party long-term debt outstanding as of December 31, 2011 or 2010.

NYSERDA

Central Hudson’s Series B NYSERDA Bonds total $33.7 million at December 31, 2011.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and therefore do not impact earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B Bonds, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2012.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  As of December 31, 2011, no payout is expected and as such the fair value of this instrument is not material.  Central Hudson expects to replace the expiring rate cap as needed.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its Series B NYSERDA Bonds.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

Debt Expense

Expenses incurred in connection with CH Energy Group’s or Central Hudson’s debt issuance and any discount or premium on debt are deferred and amortized over the lives of the related issues.  Expenses incurred and unamortized costs written off on redemptions of Central Hudson’s debt prior to maturity have been deferred and are amortized over the remaining lives of the related extinguished issues, as directed by the PSC.

Debt Covenants

CH Energy Group’s $29.1 million of privately placed notes require compliance with certain restrictive covenants including maintaining a ratio of total consolidated debt to total consolidated capitalization of no more than 0.65 to 1.00 and not permitting certain debt, other than the privately placed notes, associated with the unregulated operations of CH Energy Group to exceed 10% of total consolidated assets.  Currently, CH Energy Group is in compliance with all of these debt covenants.

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

Decisions to fund Central Hudson’s Retirement Plan are based on several factors, including, but not limited to, corporate resources, projected investment returns, actual investment returns, inflation, the value of plan assets relative to plan liabilities, regulatory considerations, interest rate assumptions and the Pension Protection Act of 2006 (“PPA”).  Based on the funding requirements of the PPA, Central Hudson plans to make contributions that maintain the target funded percentage at 80% or higher.  Contributions to the Retirement Plan during the years ended December 31, 2011 and 2010 were $32.0 million and $64.2 million, respectively.

The fair value of the plan assets has increased by approximately $35.2 million in 2011, reflecting significant contributions and asset returns that were partially offset by benefit payments and administrative expenses.  Plan liabilities, however, increased by approximately $54.5 million, reflecting a decline in the plan discount rate.  The net impact was an increase in the unfunded liability of approximately $19.3 million.  Contributions for 2012 are expected to be approximately $28 million.  As noted above, actual contributions could vary significantly based upon a range of factors that Central Hudson considers in its funding decisions.

The balance of Central Hudson's accrued pension costs (i.e., the under-funded status) is as follows (In Thousands):

	December 31,
	2011	2010
Accrued pension costs	$122,562	$103,227

These balances include the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, and the liability for the non-qualified SERP.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	December 31,
	2011	2010
Prefunded pension costs prior to funding status adjustment	$30,270	$34,307
Additional liability required	(152,832)	(137,534)
Total accrued pension costs	$(122,562)	$(103,227)
Total offset to additional liability - Regulatory assets - Pension Plan	$152,832	$137,534

Gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson has PSC approval to record regulatory assets rather than adjusting comprehensive income to offset the additional liability.

The valuation of the current and prior year PBO was determined as of the measurement date of December 31, 2011 and 2010, using discount rates of 4.5% for 2011 (as determined using the Mercer Pension Discount Curve reflecting projected pension cash flows) and 5.3% for 2010 (as determined using the Citigroup Pension Discount Curve reflecting projected pension cash flows). Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions, which among other things, requires a ten-year amortization of actuarial gains and losses.  Declines in the market value of the Trust Fund’s investment portfolio, which occurred from 2000 through 2002, and a reduction in the discount rate during that period used to determine the benefit obligation for pensions have resulted in a significant increase in pension costs since 2001.  Similarly, declines in the market value of the Trust Fund’s investment portfolio in 2008 resulted in increased future pension costs.

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

In addition to the Retirement Plan, a portion of CH Energy Group’s and Central Hudson’s executives are covered under a non-qualified Supplemental Executive Retirement Plan.

Retirement Plan Estimates of Long-Term Rates of Return

The expected long-term rate of return on the Retirement Plan assets is 7.00%, net of investment expense.  In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments (primarily United States government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists.  The expected return for each asset class was then weighted based on the Retirement Plan’s target asset allocation.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets in accordance with the Retirement Plan strategy.

Retirement Plan Policy and Strategy

Central Hudson’s Retirement Plan investment policy seeks to achieve long-term growth and income to match the long-term nature of its funding obligations.  During the first quarter of 2010, Management began a transition to a liability-driven investment (“LDI”) strategy for its pension plan assets.  Management’s objective is to reduce the plan’s funded status volatility and the level of contributions by more closely aligning the characteristics of plan assets with liabilities.

Asset allocation targets in effect as of December 31, 2011 as well as actual asset allocations as of December 31, 2011 and 2010 expressed as a percentage of the market value of the Retirement Plan’s assets, are summarized in the table below:

Asset Class	December 31, 2010	Minimum	Target Average	Maximum	December 31, 2011
Equity Securities	54.8%	45%	50%	55%	35.8%
Debt Securities	44.0%	45%	50%	55%	54.4%
Other(1)	1.2%	-%	-%	-%	9.8%

(1)	Consists of temporary cash investments, as well as receivables for investments sold and interest, and payables for investments purchased, which have not settled as of that date.

The above current asset allocations are the result of the transition to an asset allocation of approximately 50% equity and 50% long duration fixed income assets by year-end 2011 compounded by recent market activity.  A reduction in interest rates has made the long duration bonds held in debt securities more valuable and the recent decrease in stock price performance in 2011 has reduced the value of the pension plan’s equity investments.  As noted in the above chart, the resulting December 31, 2011 asset allocations are outside of the target minimum for equity and within the expected target range for debt.  Due to market value fluctuations, Retirement Plan assets will require rebalancing from time-to-time to maintain the target asset allocation.  Management is currently monitoring on-going market activity and the impact on the pension plan asset allocations to determine if a rebalancing will be necessary.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  Below is a listing of the major categories of plan assets held as of December 31, 2011 and 2010, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall (Dollars in Thousands):

Investment Type	Market Value at 12/31/11	% of Total	Market Value at 12/31/10	% of Total
Level 1
Cash Equivalents	$20	-%	$12	-%
Level 2
Investment Funds - Equities(1)	154,657	35.8%	217,461	54.8%
Investment Funds - Fixed Income(1)	235,168	54.4%	174,723	44.0%
Cash Equivalents(2)	3,731	0.9%	1,762	0.5%
Receivable for Securities Sold(2)	40,415	9.4%	4,911	1.2%
Payable for Securities Purchased(2)	(3,374)	(0.8)%	(2,455)	(0.6)%
Other Investments	1,511	0.3%	519	0.1%
	$432,128	100.0%	$396,933	100.0%

(1)	Reported at net asset value, which equals redemption price on that date.
(2)	Reported at stated value, which approximates fair value on that date.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Year Ended December 31,
	2011	2010
Balance at Beginning of Period	$-	$14,498
Unrealized gains	-	267
Realized losses	-	139
Purchases, issuances, sales and settlements	-	(121)
Transfers in and/or out of Level 3	-	(14,783)
Balance at End of Period	$-	$-

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

The significant assumptions used to account for these benefits are the discount rate, the expected long-term rate of return on plan assets and the health care cost trend rate. Central Hudson currently selects the discount rate using the Mercer Pension Discount Curve in 2011 and used the Citigroup Pension Discount Curve in 2010, both reflecting projected cash flows.  The estimates of long-term rates of return and the investment policy and strategy for these plan assets are similar to those used for pension benefits previously discussed in this Note.  The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends.

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

The effect of the Medicare Act of 2003 was reflected in 2011 and 2010, assuming that Central Hudson will continue to provide a prescription drug benefit to retirees that are at least actuarially equivalent to Medicare Act of 2003 and that Central Hudson will receive the federal subsidy. The Patient Protection and Affordable Care Act signed into law on March 23, 2010, contains a provision which changes the tax treatment related to the Retiree Drug Subsidy benefit under the Medicare Prescription Drug, Improvement and Modernization Act (under Medicare Part D).  This change reduces the employer's deduction for the costs of health care for retirees by the amount of Retiree Drug Subsidy payments received.  As a result, the deductible temporary difference and any related deferred tax asset associated with the benefit plan were reduced.  Under the PSC policy regarding Medicare Act Effects, cost savings and income tax effects related to the Medicare Prescription Drug, Improvement and Modernization Act are deferred for future recovery from or refund to customers.  See Note 2 – “Regulatory Matters” for further information.

Central Hudson’s liability (i.e. the under-funded status) for OPEB at December 31, 2011, was $53.1 million and at December 31, 2010, was $45.4 million. The cumulative amount of net periodic benefit cost in excess of employer contributions at December 31, 2011 and December 31, 2010 was $60.3 million and $53.3 million respectively. The difference between these amounts, $7.3 million at December 31, 2011 and $7.9 million at December 31, 2010, will be recognized in Central Hudson’s future expense and have been recorded as a regulatory asset in accordance with the 1993 PSC Policy.

Central Hudson and Griffith each participate in a 401(k) retirement plan for their employees.  Griffith also provides a discretionary profit-sharing benefit for their employees.  The 401(k) plans provide for employee tax-deferred salary deductions for participating employees and their respective employer matches contributions made. The matching benefit varies by employer and employee group. For Central Hudson, the costs of their matching contributions were $2.1 million, $2.0 million and $1.8 million for 2011, 2010, and 2009, respectively.  Beginning in 2011, the 401(k) plan also provides an additional company contribution of 3% of annualized base salary for eligible employees who do not qualify for Central Hudson’s Retirement Income Plan. For Griffith, the costs of their matching contributions were $0.5 million for both 2011 and 2010 and $0.9 million for 2009.  Profit-sharing contributions made by Griffith were $0.1 million, $0.4 million and $0.6 million for 2011, 2010 and 2009, respectively.

OPEB Estimates of Long-Term Rates of Return

The expected long-term rate of return on OPEB assets is 7.9%, net of investment expense.  In determining the expected long-term rate of return on these assets, Central Hudson considered the current level of expected returns on risk-free investments, the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists.  The expected return for each asset class was then weighted based on the respective Plans’ target asset allocation.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Plan’s strategy.

OPEB Policy and Strategy

Central Hudson currently funds its union OPEB obligations through a voluntary employee’s beneficiary association (“VEBA”), and funds its management OPEB liabilities through a 401(h) plan. The VEBA and 401(h) plan are both a form of trust fund. Central Hudson’s VEBA investment policy seeks to achieve a rate of return for the VEBA over the long term that contributes to meeting the VEBA’s current and future obligations, including interest and benefit payment obligations.  The policy also seeks to earn long-term returns from capital appreciation and current income that at least keep pace with inflation over the long term. Central Hudson’s 401(h) plan is invested with the previously mentioned Retirement Plan’s investments. However, there are no assurances that the OPEB Plan’s return objectives will be achieved.

The asset allocation strategy employed in the VEBA reflects Central Hudson’s return objectives and what Management believes is an acceptable level of short-term volatility in the market value of the VEBA's assets in exchange for potentially higher long-term returns.  The mix of assets shall be broadly diversified by asset class and investment styles within asset classes, based on the following asset allocation targets, expressed as a percentage of the market value of the VEBA’s assets, summarized in the table below:

Asset Class	December 31, 2010	Minimum	Target Average	Maximum	December 31, 2011
Equity Securities	64.4%	55%	65%	75%	60.4%
Debt Securities	35.5%	25%	35%	35%	38.1%
Other	0.1%	-%	-%	-%	1.5%

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  Below is a listing of the major categories of plan assets held as of December 31, 2011 and 2010, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall.

401 (h) Plan Assets
(Dollars in Thousands)

Investment Type	Market Value at 12/31/11	% of Total	Market Value at 12/31/10	% of Total
Level 1
Cash Equivalents	$1	-%	$-	-%
Level 2
Investment Funds - Equities(1)	4,044	35.8%	5,695	54.8%
Investment Funds - Fixed Income(1)	6,149	54.4%	4,575	44.0%
Cash Equivalents(2)	97	0.9%	46	0.5%
Receivable for Securities Sold(2)	1,057	9.4%	129	1.2%
Payable for Securities Purchased(2)	(88)	(0.8)%	(64)	(0.6)%
Other Investments	39	0.3%	13	0.1%
	$11,299	100.0%	$10,394	100.0%

(1)	Reported at net asset value, which equals redemption price on that date.
(2)	Reported at stated value, which approximates fair value on that date.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Year Ended December 31,
	2011	2010
Balance at Beginning of Period	$-	$305
Unrealized gains	-	6
Realized losses	-	3
Purchases, issuances, sales and settlements	-	(3)
Transfers in and/or out of Level 3	-	(311)
Balance at End of Period	$-	$-

Management VEBA Plan Assets(1)
(Dollars In Thousands)

Investment Type	Market Value at 12/31/11	% of Total	Market Value at 12/31/10	% of Total
Level 1
Investment Funds - Money Market Mutual Fund	$-	- %	$3	2.9%
Investment Funds - Fixed Income Mutual Funds	-	- %	34	33.0%
Investment Funds - Equity Securities Mutual Funds	-	- %	46	44.7%
Level 2(2)
Investment Funds - Equity Securities Commingled Fund	-	- %	20	19.4%
	$-	- %	$103	100.0%

(1)	The Management VEBA account was terminated in 2011. Plan assets are now funded through a Management 401(h) plan.

Union VEBA Plan Assets
(Dollars In Thousands)

Investment Type	Market Value at 12/31/11	% of Total	Market Value at 12/31/10	% of Total
Level 1
Investment Funds - Money Market Mutual Fund	$191	0.2%	$210	0.3%
Investment Funds - Fixed Income Mutual Funds	16,996	21.9%	16,241	20.2%
Investment Funds - Equity Securities Mutual Funds	34,487	44.4%	36,362	45.1%
Level 2(2)
Fixed Income Commingled Fund	10,757	13.9%	11,461	14.2%
Investment Funds - Equity Securities Commingled Fund	15,214	19.6%	16,317	20.2%
	$77,645	100.0%	$80,591	100.0%

(2)	The Level 2 funds do not have market data available; however, the underlying securities held by those funds do have published market data available.

Reconciliations of Central Hudson’s pension and other post-retirement plans’ benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions are reported on the following chart (Dollars In Thousands):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$500,160	$467,235	$136,455	$127,094
Service cost	9,794	9,086	2,576	2,483
Interest cost	26,147	26,283	6,649	6,990
Participant contributions	-	-	585	550
Benefits paid	(29,190)	(26,399)	(6,437)	(6,345)
Actuarial loss	47,779	23,955	2,171	5,683
Benefit Obligation at End of Plan Year	$554,690	$500,160	$141,999	$136,455
Change in Plan Assets:
Fair Value of plan assets at beginning of year	$396,933	$314,252	$91,088	$80,853
Actual return on plan assets	33,807	46,110	2,633	11,341
Employer contributions	32,699	64,800	1,184	4,800
Participant contributions	-	-	585	550
Benefits paid	(29,190)	(26,399)	(6,437)	(6,345)
Administrative expenses	(2,121)	(1,830)	(109)	(111)
Fair Value of Plan Assets at End of Plan Year	$432,128	$396,933	$88,944	$91,088
Reconciliation of Funded Status:
Funded Status at end of year	$(122,562)	$(103,227)	$(53,055)	$(45,367)
Amounts Recognized on Balance Sheet:
Current liabilities	$(651)	$(672)	$-	$-
Noncurrent liabilities	(121,911)	(102,555)	(53,055)	(45,367)
Net amount recognized on Balance Sheet	(122,562)	(103,227)	(53,055)	(45,367)
Regulatory asset:
Net loss	144,588	127,146	29,819	32,504
Prior service costs (credit)	8,244	10,388	(39,639)	(45,504)
Transition obligation	-	-	2,553	5,119
Components of Net Periodic Benefit Cost:
Service cost	$9,794	$9,086	$2,576	$2,483
Interest cost	26,147	26,283	6,649	6,990
Expected return on plan assets	(27,441)	(24,901)	(6,938)	(6,368)
Amortization of prior service cost (credit)	2,144	2,177	(5,866)	(5,868)
Amortization of transitional obligation	-	-	2,566	2,566
Amortization of actuarial net loss	26,093	29,509	9,306	10,278
Net Periodic Benefit Cost	$36,737	$42,154	$8,293	$10,081

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Other Changes in Plan Assets and Benefit Obligation Recognized in Regulatory Assets:
Net loss	$43,535	$4,576	$6,621	$296
Amortization of actuarial net loss	(26,093)	(29,509)	(9,306)	(10,278)
Amortization of prior service (cost) credit	(2,144)	(2,177)	5,866	5,868
Amortization of transitional obligation	-	-	(2,566)	(2,566)
Total recognized in regulatory asset	$15,298	$(27,110)	$615	$(6,680)

Total recognized in net periodic benefit cost and regulatory asset	$52,035	$15,044	$8,908	$3,401

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.50%	5.30%	4.50%	5.20%
Rate of compensation increase (average)	5.00%	5.00%	5.00%	5.00%
Measurement date	12/31/11	12/31/10	12/31/11	12/31/10
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.30%	5.70%	5.20%	5.70%
Expected long-term rate of return on plan assets	7.00%	7.75%	7.90%	8.00%
Rate of compensation increase (average)	5.00%	5.00%	5.00%	5.00%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	8.04%	8.31%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2029	2029

Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$554,690	$500,160	N/A	N/A
Accumulated benefit obligation	$502,404	$455,263	N/A	N/A
Fair Value of plan assets	$432,128	$396,933	N/A	N/A

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are $23.2 million and $2.0 million, respectively.  The estimated net loss, prior service credit and transitional obligation for the other defined benefit post-retirement plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year is $8.2 million, $5.9 million and $2.5 million, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A 1% change in assumed health care cost trend rates would have the following effects (In Thousands):

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components for 2011	$491	$(422)
Effect on year-end 2011 post-retirement benefit obligation	$4,471	$(3,931)

Central Hudson’s contributions for OPEB totaled $1.2 million and $4.8 million during the years ended December 31, 2011 and 2010.  Contribution levels are determined by various factors including the discount rate, expected return on plan assets, medical claims assumptions used, mortality assumptions used, benefit changes, corporate resources and regulatory considerations.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (In Thousands):

Year	Pension Benefits - Gross	Other Benefits - Gross	Other Benefits - Net(1)
2012	$30,039	$7,617	$7,007
2013	29,857	7,910	7,263
2014	29,995	8,334	7,657
2015	30,424	8,690	7,981
2016	30,914	9,039	8,299
2017 - 2021	167,302	49,157	44,975

(1) Estimated benefit payments reduced by estimated gross amount of Medicare Act of 2003 subsidy receipts expected.

NOTE 11 – Equity-Based Compensation

CH Energy Group’s Long-Term Performance-Based Incentive Plan (“2000 Plan”), adopted in 2000 and amended in 2001 and 2003, reserved 500,000 shares of CH Energy Group’s Common Stock for awards to be granted under the 2000 Plan.

In 2006, CH Energy Group adopted a Long-Term Equity Incentive Plan (“2006 Plan”) to replace the 2000 Plan and the 2000 Plan was terminated, with no new awards to be granted under such plan.  Outstanding stock option awards granted under the 2000 Plan continue in accordance with their terms and the provisions of the 2000 Plan.  The 2006 Plan reserved up to a maximum of 300,000 shares of CH Energy Group’s Common Stock for awards to be granted under the 2006 Plan.

In 2011, CH Energy Group adopted the 2011 Long-Term Equity Incentive Plan (the “2011 Plan”) to replace the 2006 Plan.  The 2011 Plan was approved by shareholders on April 26, 2011.  The 2006 Plan has been terminated, with no new awards to be granted under such plan.  Outstanding awards granted under the 2006 Plan will continue in accordance with their terms and the provisions of the 2006 Plan.

The 2011 Plan reserves for awards to be granted up to a maximum of 400,000 shares of Common Stock plus any shares remaining available under the 2006 Plan as of April 26, 2011 and any shares that are subject to awards granted under the 2006 Plan that are forfeited, cancelled, surrendered or otherwise terminated without the issuance of shares on or after that date.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, dividend equivalents and other awards that CH Energy Group’s Compensation Committee of its Board of Directors (“Compensation Committee”) may authorize.  The 2011 Plan contains a provision which continues to allow executives to defer receipt of performance shares and performance units and active Directors to defer fees or shares payable to them in accordance with the terms of CH Energy Group’s Directors and Executives Deferred Compensation Plan. The 2011 Plan will continue in effect until February 9, 2021, unless sooner terminated by the Board of Directors.  Termination will not affect grants and awards then outstanding.

As of December 31, 2011, CH Energy Group had stock options outstanding which were issued under the 2000 Plan, as well as performance shares, restricted shares and restricted stock units outstanding which were issued under the 2006 Plan.

Stock Options

Stock options granted to officers of CH Energy Group and its subsidiaries are exercisable over a period of ten years, with 40% of the options vesting after two years and 20% of the options vesting each year thereafter for the following three years.  Stock options granted to non-employee Directors are immediately exercisable.

The following table summarizes information concerning stock options outstanding as of December 31, 2011:

				Weighted
		Number of	Number of	Average	Number of
	Exercise	Options	Options	Remaining	Options
Date of Grant	Price	Granted	Outstanding	Life in Years	Exercisable
January 1, 2003	$48.62	36,900	12,840	1.00	12,840
		36,900	12,840	1.00	12,840

A summary of the current year activity of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Plan is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding at 12/31/10	16,620	$48.62	2.00
Granted	-	-
Exercised	3,780	48.62
Expired / Forfeited	-	-
Outstanding at 12/31/11	12,840	$48.62	1.00

Total CH Energy Group Shares Outstanding		14,894,964
Potential Dilution		0.1%

The balance accrued for outstanding options was $0.1 million as of December 31, 2011 and 2010.  The intrinsic value of outstanding options was $0.1 million as of December 31, 2011 and not material as of December 31, 2010.

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 Plan is as follows:

			Performance Shares
	Grant Date	Performance Shares	Outstanding at
Grant Date	Fair Value	Granted	December 31, 2011
January 26, 2009	$49.29	36,730	28,060
February 8, 2010	$38.62	48,740	43,220
February 7, 2011	$49.77	40,320	40,320

The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle.  Participants may elect to defer receipt of shares earned in accordance with terms and subject to conditions of the Directors and Executives Deferred Compensation Plan.  Ultimate payouts from the Directors and Executives Deferred Compensation Plan are made in the form of cash.  Accordingly, these awards are classified as liabilities and are adjusted to fair value as of the end of each reporting period.

In May 2011, performance shares earned as of December 31, 2010 for the award cycle with a grant date of January 24, 2008 were issued to participants through purchases of CH Energy Group Common Stock on the open market totaling 6,984 shares.  Additionally, due to the retirement of one of Central Hudson’s executive officers on January 1, 2011, a pro-rated number of shares under the January 26, 2009 and February 8, 2010 grants were paid to this individual on July 6, 2011.  For the pro-rata payout, 2,374 shares were issued from CH Energy Group’s treasury stock on this date in satisfaction of these awards.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of December 31, 2011:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at December 31, 2011
January 26, 2009	Shares	2,930	$49.29	End of 3 years	2,320	(1)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	8,625
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(2)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	2,000
February 7, 2011	Shares	1,500	$49.77	1/3 each year in Years 3, 4 and 5	1,500
February 7, 2011	Shares	2,230	$49.77	End of 3 years	2,230

(1)
The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith and the vesting of 360 shares was accelerated as approved by the Board of Directors.

(2)	The vesting of 405 shares was accelerated as approved by the Board of Directors.

The above shares granted were issued from CH Energy Group’s treasury or purchased on the open market.  The fair value of restricted shares represents the closing price of the Company’s stock on the date of grant.  Shares will not be issued with respect to restricted stock units until a specified future date defined within the individual agreement.

In accordance with current accounting guidance related to equity based compensation, unvested restricted shares do not impact the number of common shares outstanding used in the basic EPS calculation.  The total unvested outstanding restricted shares and stock units noted above have been included in the diluted EPS calculation for the year ended December 31, 2011, 2010 and 2009.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the years ended December 31, 2011, 2010 and 2009 (In Thousands):

	Year Ended December 31,
	2011	2010	2009
Performance shares	$3,545	$2,217	$1,088
Restricted shares and stock units	$459	$543	$223
Recognized tax benefit of restricted shares and stock units	$170	$203	$89

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

Compensation expense for restricted shares and stock options is recognized over the defined vesting periods based on the grant date fair value of the awards.  Stock option expense recognized over the years ended December 31, 2011, 2010 and 2009 was not material.

Deferred Stock Units

CH Energy Group provides equity compensation for its non-employee Directors.  The equity component of annual compensation for each non-employee Director is fixed at a number of deferred stock units of CH Energy Group Common Stock.  These stock units are deferred until the Director’s termination of service.  Effective January 1, 2008, CH Energy Group adopted new director stock ownership guidelines, which require each Director to accumulate within 5 years, and to hold during his or her service on the Board, at least 6,000 shares of CH Energy Group’s Common Stock (which may be in the form of deferred stock units).  This amendment to the plan provides that if a Director satisfies this required level of stock ownership, he or she will receive the cash value of equity compensation in lieu of additional deferred stock units.  This value will either be paid in cash or deferred under CH Energy Group’s Directors and Executives Deferred Compensation Plan, at the election of the Director.

Through June 30, 2011, the annual equity compensation for each non-employee Director was the equivalent of $65,000.  Effective July 1, 2011, this compensation was increased to $70,000 per year.  Total equity compensation expense to non-employee Directors recognized by CH Energy Group was $0.5 million for the years ended December 31, 2011, 2010 and 2009.

For additional discussion regarding the dilutive effects of equity-based compensation, see Note 1 - “Summary of Significant Accounting Policies” under the caption “Earnings Per Share.”

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

Central Hudson is obligated to supply electricity to its retail electric customers.  Under the Settlement Agreement, Central Hudson's retail customers may elect to procure electricity from third-party suppliers or may continue to rely on Central Hudson.  As part of its requirement to supply customers who continue to rely on Central Hudson for their energy supply, Central Hudson entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 9% of the output of Unit No. 2 of the Nine Mile Point Nuclear Generating Station (”Nine Mile 2 Plant”) at negotiated prices during the ten-year period beginning on November 7, 2001 and ending November 30, 2011. The agreement is "unit-contingent'' in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating.  Following the expiration of this purchase agreement, a revenue sharing agreement began with Constellation, which provides Central Hudson with a hedge against electricity price increases and could provide additional future revenue for Central Hudson through 2021.  This revenue, if any, will accrue to the benefit of Central Hudson’s customers.  In the Constellation agreements, electricity is purchased at defined prices that escalate over the life of the contract.  The capacity and energy supplied under the agreement with Constellation in 2011 was sufficient to supply approximately 13% of Central Hudson’s total system requirements and cost approximately $25.9 million.  For the years 2010 and 2009, the energy supplied under this agreement cost approximately $25.9 million and $27.9 million, respectively.

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  During this period, the electricity purchased through this Entergy contract represented approximately 23% of Central Hudson’s full-service customer requirements on an annual basis.  For the twelve months ended December 31, 2010, energy supplied under this agreement cost approximately $56.1 million.  On June 30, 2010 and September 9, 2010, Central Hudson entered into additional agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.  The electricity purchased under these current contracts with Entergy is generated from the Indian Point nuclear power facility and is estimated to represent approximately 13% of Central Hudson’s full-service customer requirements on an annual basis.  For the twelve months ended December 31, 2011, energy supplied under this agreement cost approximately $20.1 million.

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

Operating lease rental payment amounts charged to expense by CH Energy Group and its subsidiaries were $2.4 million in 2011, $2.7 million in 2010 and $2.8 million in 2009.

Operating lease rental payment amounts charged to expense by Central Hudson were $1.7 million in 2011, $1.7 million in 2010 and $1.5 million in 2009.

Future minimum lease payments excluding executory costs, such as property taxes and insurance, are included in the following table of Other Commitments.  All leases are non-cancelable, and rent expense is recognized on a straight-line basis over the minimum lease term.

Other Commitments

The following is a summary of commitments for CH Energy Group and its affiliates as of December 31, 2011 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Year Ending 2013	Year Ending 2014	Year Ending 2015	Year Ending 2016	Thereafter	Total
Operating Leases	$2,237	$2,040	$1,915	$1,913	$1,754	$2,918	$12,777
Construction/Maintenance & Other Projects(1)	34,883	32,668	17,004	12,520	4,832	4,604	106,511
Purchased Electric Contracts(2)	28,104	27,391	5,894	3,119	3,119	12,237	79,864
Purchased Natural Gas Contracts(2)	29,446	18,023	15,891	10,489	10,230	28,411	112,490
Purchased Fixed Liquid Petroleum Contracts(3)	1,259	-	-	-	-	-	1,259
Purchased Variable Liquid Petroleum Contracts(3)	60,365	-	-	-	-	-	60,365
Total	$156,294	$80,122	$40,704	$28,041	$19,935	$48,170	$373,266

(1)
Including Specific, Term, and Service Contracts, briefly defined as follows:  Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; and Service Contracts include consulting, educational, and professional service contracts.

(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(3)	Estimated based on pricing on December 31, 2011.

The following is a summary of commitments for Central Hudson as of December 31, 2011 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Year Ending 2013	Year Ending 2014	Year Ending 2015	Year Ending 2016	Thereafter	Total
Operating Leases	$1,500	$1,487	$1,474	$1,461	$1,459	$2,918	$10,299
Construction/Maintenance & Other Projects(1)	34,883	32,668	17,004	12,520	4,832	4,604	106,511
Purchased Electric Contracts(2)	28,104	27,391	5,894	3,119	3,119	12,237	79,864
Purchased Natural Gas Contracts(2)	29,446	18,023	15,891	10,489	10,230	28,411	112,490
Total	$93,933	$79,569	$40,263	$27,589	$19,640	$48,170	$309,164

(1)	Including Specific, Term, and Service Contracts, as defined in footnote (1) of the preceding chart.
(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

Central Hudson has an obligation to meet its contractual benefit payment obligations.  Decisions about how to fund the Retirement Plan to meet these obligations are made annually and are primarily affected by the discount rate used to determine benefit obligations, current asset values, corporate resources and the projection of Retirement Plan assets.  Based on the funding requirements of the Pension Protection Act, Central Hudson plans to make contributions that maintain the funded percentage at 80% or higher.  Central Hudson’s contributions for 2012 are expected to total approximately $28 million, resulting in a funded status that meets Central Hudson’s objective.  The actual contributions could vary significantly based upon economic growth, projected investment returns, inflation, and interest rate assumptions.  Actual funded status could vary significantly based on asset returns and changes in the discount rate used to estimate the present value of future obligations.

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

Central Hudson and its predecessors owned and operated manufactured gas plants (“MGPs”) to serve their customers’ heating and lighting needs. These plants manufactured gas from coal and oil beginning in the mid to late 1800's with all sites ceasing operations by the 1950's. This process produced certain by-products that may pose risks to human health and the environment.

The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at 7 sites in Central Hudson’s franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed all seven of these sites on the New York State Environmental Site Remediation Database.  As authorized by the PSC, Central Hudson is currently permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.

MGP site investigation and remediation can be divided into various stages of completion based on the milestones of activities completed and reports reviewed.  These stages include:
•	Investigation – Begins with preliminary investigations and is completed upon filing and approval by DEC of a Remedial Investigation (“RI”) Report.
•	Remedial Alternative Analysis – Engineering analysis of alternatives for remediation based on the RI is compiled into a Remedial Alternative Analysis (“RAA”) Report.
•	Remedial Design - Upon approval of the RAA and final decision of remediation approach based on alternatives presented, a Remedial Design (“RD”) is developed and filed with the DEC for approval.
•
Remediation – Completion of the work plan as defined in the approved RD.  Upon completion, final reports are filed with the DEC for approval and may include a Construction Completion Report (“CCR”), Final Engineering Report (“FER”), or other reports required by the DEC based on the work performed.

•
Post-Remediation Monitoring – Entails the operation, maintenance, and monitoring (“OM&M”) as directed by the DEC based on the approved final report of remediation.  The activities are typically defined in a Site Management Plan (“SMP”), which is approved by the DEC.  The extent of activities during this phase may increase or decrease based on the results of on-going monitoring being performed and future potential usage of the property.

Central Hudson accrues for remediation costs based on the amounts that can be reasonably estimated at a point in time.  Central Hudson has only accrued for estimated investigation costs, remediation alternative analysis, and remedial design costs for those sites still in the investigation phase.  Upon completion of the RAA and the filing with the DEC, Management accrues for an estimate of remediation costs developed and quantified in the RAA based on DEC approved methods, as well as an estimate of post-remediation operation, maintenance and monitoring costs.  These amounts represent a significant portion of the total costs to remediate.  These estimates are subject to change based on further investigations, final remedial design and associated engineering estimates, DEC and New York State Department of Health (“NYSDOH”) comments and requests, remedial design changes/negotiations, and changed or unforeseen conditions during the remediation or additional requirements following the remediation.

The status of the seven MGP sites, for which the DEC has put Central Hudson or its predecessors on notice, are as follows:

•	Site #1 – Beacon (NY) – Post-Remediation Monitoring Complete
▪	SMP submitted to DEC and release letter for the site expected.
▪	No further costs expected and no amounts accrued as of December 31, 2011 related to this site.
▪
If the building at this site were to be removed, further investigation and testing would be required related to the soil under the building, which may require additional remediation.  Management cannot currently estimate the costs that may be incurred related to this.

•	Site #2 – Newburgh (NY) – Post-Remediation In Progress
▪	DEC to provide comments on CCR.
▪	As of December 31, 2011, amounts accrued represent an estimate of costs for OM&M and execution of the draft SMP.
▪
Central Hudson is retiring and removing propane air facilities located on Area A. Once removed, additional investigation and testing will be required, which may require additional remediation.  Management cannot currently estimate the costs that may be incurred related to this additional investigation and testing.

•	Site #3 – Laurel Street (Poughkeepsie, NY) – Post-Remediation In Progress
▪	CCR approved by the DEC in 2010.
▪	As of December 31, 2011, amounts accrued represent an estimate of costs for OM&M.
•	Site #4 – Catskill (NY) – Remedial Design in Progress
▪	RAA Report approved by the DEC in July 2011 and Remedial Design is in progress.
▪	As of December 31, 2011, amounts accrued represent an estimate of costs to complete the RD, remediation, and OM&M.
•	Site #5 – North Water Street (Poughkeepsie, NY) – RAA in progress
▪	RI report approved by the DEC.
▪	Further investigation and analysis being performed in connection with the development of the RAA.
▪	Upon approval of the RAA, the RD will be completed, followed by remediation.
▪
As of December 31, 2011, amounts accrued represent an estimate for completion of the RAA and RD.  Management cannot estimate the cost for physical remediation or any post-remediation until the RAA is complete.

•	Site #6 – Kingston (NY) – Investigation in Progress
▪	Continuing RI at this site.
▪	Upon completion of RI, RAA and RD will be developed, followed by remediation.
▪
As of December 31, 2011, amounts accrued represent an estimate of costs to complete the RI, RAA and the RD.  Management cannot estimate the cost for physical remediation or any post-remediation until the RAA is complete.

•	Site #7 – Bayeaux Street (Poughkeepsie, NY) – No action required
▪	No further investigation or remedial action is currently required. However, per the DEC this site still remains on the list for potential future investigation.

A summary of information for sites #1 through #6 are detailed in the chart below (In Thousands):

Site #	Liability Recorded as of 12/31/10	Amounts Spent in 2011(1)	Liability Adjustment	Liability Recorded as of 12/31/11	Current Portion of Liability at 12/31/11	Long-Term Portion of Liability at 12/31/11
1, 2, 3, 4	$2,071	$1,019	$13,538	$14,590	$5,319	$9,271
5, 6	1,174	332	411	1,253	798	455
	$3,245	$1,351	$13,949	$15,843	$6,117	$9,726

(1)	Amounts spent in 2011 as shown above do not include legal fees of approximately $12 thousand.

Sites #1 through #4 include estimates for costs through remediation and post-remediation monitoring as these sites are within stages where estimates have been developed for these activities.  Sites #5 and #6 include estimates based on the latest forecast of activities at these sites in connection with preliminary investigations, site testing and development of remediation alternative analysis and remedial design only for these sites.  No amounts have been recorded in connection with physical remediation or post-remediation monitoring for sites #5 and #6, and these amounts will likely represent the significant portion of the total cost to remediate and monitor post-remediation.  Prior to the completion of the RAA, Management cannot reasonably estimate what cost, if any, will be incurred for remediation or post-remediation activities.

Based on a cost model analysis completed in 2008 of possible remediation and future operating, maintenance, and monitoring costs for sites #2 through #6, Central Hudson believes there is a 90% confidence level that the total costs to remediate these sites will not likely exceed $165.7 million over the next 30 years.  The cost model involves assumptions relating to investigation expenses, results of investigations, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State.  The cost model also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval.

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

Central Hudson expects to recover its remediation costs from its customers.  The current components of this recovery include:
▪	Current Rate Order includes recovery from customers of $13.6 million over the three year settlement period ending June 30, 2013.
▪	As part of the 2010 Rate Order, Central Hudson maintained previously granted deferral authority and subsequent recovery for amounts spent over the rate allowance.
▪
Total MGP Site Investigation and Remediation costs recovered through rates and other regulatory mechanisms from July 1, 2007 through December 31, 2011 was approximately $19.8 million, with $4.5 million recovered in the twelve months ended December 31, 2011.

▪	The total spent in 2011 related to site investigation and remediation was approximately $1.5 million.
▪
The regulatory asset balance as of December 31, 2011 was $18.8 million, which represents the difference between amounts spent or currently accrued as a liability and the amounts recovered through rate allowance.

▪
Upon completion of investigation at sites #5 and #6, when remediation and post-remediation costs will be able to be reasonably estimated and therefore will be recorded as a liability, this regulatory asset balance will likely increase significantly.   Management projects that the investigation at these sites will likely be completed within the next two years.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities.  Certain of these insurers have denied coverage. In addition to the rate allowance amounts noted above, Central Hudson recovered approximately $1.6 million from insurance, with $1.4 million recovered in 2011.  However, we do not expect insurance recoveries to offset a meaningful portion of total costs.

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

At the October 2011 annual MGP meeting, DEC lead a discussion on the Little Britain Road site. DEC requested a ‘non-committal’ meeting with Central Hudson to discuss the site and possible next steps. Central Hudson did report that a sub-slab depressurization system was installed in 2008. It was agreed that Central Hudson would provide the documentation of this depressurization system, along with the most recent ground-water sampling results. The requested information was submitted to DEC under a November 8, 2011 cover letter. A meeting date has yet to be established.

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

Since 1987, Central Hudson, along with many other parties, has been joined as a defendant or third-party defendant in 3,330 asbestos lawsuits commenced in New York State and federal courts.  The plaintiffs in these lawsuits have each sought millions of dollars in compensatory and punitive damages from all defendants.  The cases were brought by or on behalf of individuals who have allegedly suffered injury from exposure to asbestos, including exposure which allegedly occurred at two formerly owned electric generating plants; the Roseton Electric Generating Plant and the Danskammer Point Steam Electric Generating Station.

As of December 31, 2011, of the 3,330 asbestos cases brought against Central Hudson, 1,158 remain pending.  Of the cases no longer pending against Central Hudson, 2,017 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the year ended December 31, 2011, Griffith spent $0.8 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith’s reserve for environmental remediation is $1.8 million as of December 31, 2011, of which $0.5 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith’s indemnification obligation is subject to a number of limitations, including a five-year limitation within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith’s liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith’s obligation to indemnify the purchaser for breaches of many of Griffith’s representations and warranties and for certain environmental liabilities.  In 2009, the Company reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  To date, Griffith has paid approximately $0.9 million under its environmental remediation cost obligation.  In the first quarter of 2011, Griffith reduced the reserve by $0.6 million based on the completion of an environmental study.  The balance as of December 31, 2011 related to the divestiture is $1.1 million.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

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

In the following segment charts for CH Energy Group, information related to Griffith and Other Businesses and Investments represents continuing operations unless otherwise noted.

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$538,548	$161,974	$284,998		$-		$-		$985,520
Intersegment revenues	15	392	-		-		(407)		-
Total revenues	538,563	162,366	284,998		-		(407)		985,520
Depreciation and amortization	27,832	7,643	4,580		-		-		40,055
Operating income	73,206	22,320	4,656		(593)		-		99,589
Interest and investment income	4,355	1,384	-		2,663		(2,625	)(1)	5,777
Interest charges	23,077	6,114	2,648		5,944		(2,625	)(1)	35,158
Income (loss) before income taxes	55,412	17,802	2,078		(8,295)		-		66,997
Income tax expense	20,714	7,463	852		(5,216)		-		23,813
Net income (loss) attributable to CH Energy Group	33,936	10,131	1,503	(3)	(230	)(2)	-		45,340
Segment assets at December 31	1,238,312	364,069	109,697		18,827		(793)		1,730,112
Goodwill	-	-	37,512		-		-		37,512
Capital expenditures	66,650	18,510	2,385		2,867	(4)	-		90,412

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes net income from discontinued operations of $2,849.
(3)	Includes net income from discontinued operations of $277.
(4)	Does not include 1603 Grant proceed reimbursements of $1.6 million pertaining to CH-Auburn and $13.2 million pertaining to Shirley Wind.

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments		Eliminations		Total
Revenues from external customers	$563,139	$156,795	$240,174	$-		$-		$960,108
Intersegment revenues	8	253	-	-		(261)		-
Total revenues	563,147	157,048	240,174	-		(261)		960,108
Depreciation and amortization	26,480	7,335	4,460	-		-		38,275
Operating income	70,346	24,502	5,427	(972)		-		99,303
Interest and investment income	4,161	1,313	1	2,147		(2,147	)(1)	5,475
Interest charges	20,589	5,259	2,041	3,343		(2,147	)(1)	29,085
Income (loss) before income taxes	52,113	20,169	2,935	(15,673)		-		59,544
Income tax expense	18,244	7,920	1,161	(8,111)		-		19,214
Net income (loss) attributable to CH Energy Group	33,125	12,023	1,774	(8,418	)(2)	-		38,504
Segment assets at December 31	1,183,455	355,619	109,347	90,209		(9,355	)(3)	1,729,275
Goodwill	-	-	35,940	-		-		35,940
Capital expenditures	57,700	17,159	1,930	30,355		-		107,144

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes loss from discontinued operations of $1,128.
(3)	Includes $5,864 related to Federal income tax due to parent company due to an accounting change for tax purposes.

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2009
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$536,170	$174,137	$211,229		$21		$-		$921,557
Intersegment revenues	12	308	-		-		(320)		-
Total revenues	536,182	174,445	211,229		21		(320)		921,557
Depreciation and amortization	25,269	6,825	4,488		-		-		36,582
Operating income	60,289	16,049	5,587		(340)		-		81,585
Interest and investment income	3,303	1,727	15		4,440		(3,696	)(1)	5,789
Interest charges	19,806	5,079	2,405		2,202		(3,696	)(1)	25,796
Income (loss) before income taxes	41,703	12,215	3,456		(1,508)		-		55,866
Income tax expense	15,743	5,399	1,332		(205)		-		22,269
Net income (loss) attributable to CH Energy Group	25,217	6,589	11,975	(4)	(297	)(3)	-		43,484
Segment assets at December 31	1,132,341	353,259	103,915		109,930		(1,562	)(2)	1,697,883
Goodwill	-	-	35,651		-		-		35,651
Capital expenditures	78,585	18,255	1,920		22,072		-		120,832

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes non-controlling owner's interest of $1,385 related to Lyonsdale.
(3)	Includes income from discontinued operations of $830.
(4)	Includes income from discontinued operations of $9,851.

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

At December 31, 2011, Central Hudson had open derivative contracts related to natural gas purchases during January 2012 - March 2012, for 1.3 million Dth, which covers approximately 36.4% of Central Hudson's projected total natural gas supply requirements during this period. In 2011, derivative transactions covered approximately 35.0% of Central Hudson’s total natural gas supply requirements as compared to 33.8% in 2010.

Additionally, Central Hudson had open derivative contracts related to electricity purchases at December 31, 2011 for 1.5 million MWh, which covers approximately 31.7% of its projected electricity requirements in 2012, 6.9% of its electricity requirements in 2013 and 6.9% of its electricity requirements in 2014. In 2011, OTC derivative contracts covered approximately 26.5% of Central Hudson’s total electricity supply requirements as compared to 28% in 2010.

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

At December 31, 2011, Griffith had open OTC call option positions covering approximately 1.8% of its anticipated fuel oil supply requirements for the period January 2012 through May 2012. In 2011, derivative instruments covered 1.5% of total fuel oil requirements as compared to 1.1% in 2010.

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

On March 18, 2011, Central Hudson entered into a total return master swap agreement with Bank of America with the intent to enter into future swap contracts to exchange total returns on CH Energy Group, Inc. common stock for fixed payments to Bank of America.  The purpose is to reduce the volatility to earnings from deferred stock units under CH Energy Group’s Directors and Executives Deferred Compensation Plan.  The fair value of the swap is computed using Level 2 inputs within the fair value hierarchy.  Quarterly valuations are made on the last day of the quarter or following day if it falls on a weekend, at which time a net cash settlement will be recorded.  The fair value of this outstanding contract at December 31, 2011 is $0.3 million which is valued as the spread of CH Energy Group Common Stock from the third quarter 2011 valuation date plus expected dividends reduced by the cost of the swap with the counterparty.  The valuation date for the fourth quarter settlement was performed on January 3, 2012.  The component of fair value related to the forward portion of the contract was not material.  During 2011, the swap has resulted in income of approximately $0.4 million. The proceeds will be used to offset future obligations under CH Energy Group’s Directors and Executives Deferred Compensation Plan.

Derivative contracts related to Griffith’s heating oil contracts are not material.  In December 2009, Management made a decision that it was no longer cost effective to perform on-going effectiveness testing and documentation to qualify for hedge accounting treatment under current accounting guidance based on the immateriality of the remaining level of derivative contracts. All open derivative positions on this date were de-designated effective October 1, 2009, and hedge accounting treatment was discontinued. Additionally, on December 11, 2009, Griffith entered into a new derivative financial instrument with the purchaser of Griffith’s operations whereas Griffith agreed to pay the counterparty an amount equal to the economic benefit realized upon the settlement of the certain call option contracts held by Griffith and associated with the projected deliveries to the customers purchased.  All new contracts purchased on or after October 1, 2009, have been treated as derivatives not accounted for as hedges.

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

To help limit the credit exposure of their derivatives, Central Hudson and Griffith enter into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Central Hudson and Griffith both hold contracts for derivative instruments under master netting agreements.  Of the 19 total agreements held by both companies, 12 contain credit-risk related contingent features.  As of December 31, 2011, there were 37 open derivative contracts under these 12 master netting agreements containing credit-risk related contingent features, of which 27 contracts were in a liability position.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on December 31, 2011 if the contingent features were triggered, are described below.

Contingent Contracts
(Dollars In Thousands)

	As of December 31, 2011
Triggering Event	# of Contracts in a Liability Position Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Change in Ownership (CHEG ownership of CHG&E falls below 51%)	4	$(349)	$(349)
Credit Rating Downgrade (to below BBB-)	23	(1,252)	(1,252)
Adequate Assurance(1)	-	-	-
Total Central Hudson	27	$(1,601)	$(1,601)

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	-	-	-
Adequate Assurance(1)	-	-	-
Total Griffith	-	-	-

Total CH Energy Group	27	$(1,601)	$(1,601)

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On December 31, 2011, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

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

Derivative contracts are measured at fair value on a recurring basis.  As of December 31, 2011 and 2010, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level are as follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2011
Assets:
Derivative Contracts:
Central Hudson - electric	$931	$-	$-	$931
Central Hudson - total return swap	320	-	320	-
Total Central Hudson Assets	$1,251	$-	$320	$931

Griffith - heating oil	$29	$29	$-	$-
Total CH Energy Group Assets	$1,280	$29	$320	$931

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(17,761)	$-	$-	$(17,761)
Central Hudson - natural gas	(2,030)	(2,030)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(19,791)	$(2,030)	$-	$(17,761)

As of December 31, 2010
Assets:
Derivative Contracts:
Central Hudson - natural gas	$34	$-	$34	$-
Total Central Hudson Assets	$34	$-	$34	$-

Griffith - heating oil	$112	$112	$-	$-
Total CH Energy Group Assets	$146	$112	$34	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(23,872)	$-	$-	$(23,872)
Central Hudson - natural gas	(1,009)	-	(1,009)	-
Total CH Energy Group and Central Hudson Liabilities	$(24,881)	$-	$(1,009)	$(23,872)

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Year Ended
	December 31,
	2011	2010
Balance at Beginning of Period	$(23,872)	$(11,983)
Unrealized gains (losses)	7,042	(11,889)
Realized losses	(13,195)	(8,850)
Purchases	-	-
Issuances	-	-
Sales and settlements	13,195	8,850
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(16,830)	$(23,872)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.

CH Energy Group’s derivative contracts are typically either exchange-traded or over-the-counter (“OTC”) instruments.  Exchange-traded and OTC derivatives are valued based on listed market prices.  On December 31, 2011, Central Hudson’s derivative contracts were comprised of swap contracts for electricity and natural gas.  Electric swap contracts are valued using the New York Independent System Operator (“NYISO”) Swap Futures Closing Price as posted on NYMEX Clearport and have been classified as Level 3 assets in the fair value hierarchy, since Clearport uses unobservable inputs, such as pricing data from major market participants in its determination of the futures closing price.  Management believes these prices approximate fair value for these instruments.  Natural gas swap contracts outstanding as of December 31, 2010 and 2009, were valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price for Tennessee, Columbia, Dominion-Appalachia and Dawn pipeline locations, and have been classified within Level 2 of the fair value hierarchy.  For these natural gas swap contracts that were valued using the NYMEX Natural Gas Futures Closing Price plus the NYMEX Clearport Natural Gas Basis Swap Futures Closing Price, the latter component is immaterial.  As of December 31, 2011, all outstanding natural gas swap contracts are valued using the NYMEX Natural Gas Futures Closing Price and have been classified within Level 1 of the fair value hierarchy.  The credit risk considered in the fair value assessment of contracts in a liability position is that associated with Central Hudson.  Based on Central Hudson’s current senior unsecured debt ratings by Moody’s, S&P and Fitch, Management has concluded that the credit risk associated with Central Hudson’s non-performance related to these instruments is not significant, and therefore, no adjustment was made to the fair value.  For those contracts in an asset position, Management believes the credit risk of non-performance by counterparties is not significant due to the fact that Central Hudson utilizes multiple counterparties, all of which have ratings by Moody’s, S&P and Fitch, which denote expectations of a low default risk.  Additionally, unrealized gains and losses on Central Hudson’s derivative contracts have no impact on earnings. Based on the credit ratings by Moody’s, S&P and Fitch of the counterparty, Management has concluded that the credit risk associated with the counterparty’s non-performance on call options in an asset position is not significant.  Therefore, no adjustment related to credit risk has been made to the fair value of contracts in an asset position.

The Effect of Derivative Instruments on the Statements of Income

Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with no material impact on cash flows, results of operations or liquidity.  Realized gains and losses on Central Hudson’s energy derivative instruments are reported as part of purchased electricity and fuel used in electric generation in Central Hudson’s Consolidated Statement of Income as the corresponding amounts are either recovered from or returned to customers through electric cost adjustment clauses in revenues.

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

  For the year ended December 31, 2011, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson derivatives on the statements of income (In Thousands):

	Amount of Gain/(Loss) Recognized as Increase/(Decrease) in the Income Statement
	Year Ended December 31,
	2011	2010	2009	Location of Gain/(Loss)
Central Hudson:
Electricity swap contracts	$(13,195)	$(8,850)	$(26,018)	Regulatory asset(1)
Natural gas swap contracts	(2,311)	(2,616)	(13,758)	Regulatory asset(1)
Total return swap contracts	448	-	-	Other-net
Total Central Hudson	$(15,058)	$(11,466)	$(39,776)

Griffith:
Heating oil call option contracts	(3)	(100)	54	Purchased petroleum
Griffith other derivative financial instrument	-	129	(73)	Purchased petroleum
Total Griffith	$(3)	$29	$(19)

Total CH Energy Group	$(15,061)	$(11,437)	$(39,795)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

In addition to the above, Griffith uses weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns, if such contracts can be obtained on reasonable terms.  Weather derivative contracts are accounted for in accordance with guidance specific to accounting for weather derivatives.  In the year ended December 31, 2011, approximately $0.7 million of income was recorded. In the years ended December 31, 2010 and December 31, 2009, approximately $0.6 million and $0.2 million of expense was recorded to the income statement related to Griffith’s weather derivatives, respectively.

NOTE 15 – Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 – “Accounting for Derivative Instruments and Hedging Activities”, CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets, including the investments of CH Energy Group’s Directors and Executives Deferred Compensation Plan.  The following table summarizes the amount reported at fair value related to these assets as of December 31, 2011 and December 31, 2010 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2011
Other investments	$2,605	$2,605	$-	$-
As of December 31, 2010
Other investments	$3,912	$3,912	$-	$-
Lyonsdale property and plant	$6,685	$-	$6,685	$-

As of December 31, 2011 and December 31, 2010, a portion of the trust assets for the funding of CH Energy Group’s Directors and Executives Deferred Compensation Plan are invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.  These amounts are included in the line titled “Other investments” within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.

As a result of an impairment charge recognized in 2010, as of December 31, 2010, Lyonsdale property and plant of $6.7 million was recorded at fair value.  The fair value of the assets was calculated based on market participant bids for the purchase of Lyonsdale, which were received in early 2011.  Effective May 1, 2011, Lyonsdale was sold.  See Note 5 – “Acquisitions, Divestitures and Investments” for further details.

CHEC recorded a reserve against the full balance of its $10 million note receivable from Cornhusker Holdings in the third quarter of 2010.  An impairment analysis was performed based on a confluence of various negative trends, including (1) a lower-than-expected level of increased output from the expansion that was completed at the end of 2009 under which Cornhusker Energy Lexington, LLC (the operating company) took on additional debt that is senior to CHEC’s debt; (2) continued lower-than-expected margins; and (3) a change in the historical relationship between corn and distillers grains prices at the site that began in the first quarter.  The fair value of the note receivable from Cornhusker Holdings was determined using an income approach, which calculates the fair value as the sum of the net after-tax cash flows to be received over the life of the underlying assets of the company on a discounted basis.  The discount rate used in this analysis accounts for both the time value of money and investment risk.  Based on this analysis, the present value of the after-tax projected cash flows indicate that there are insufficient funds to repay the subordinated debt to CHEC after payments to the senior creditors are satisfied.  As of December 31, 2011, Management believes the fair value of this note receivable remains at zero and therefore appropriately reserved.

In the third quarter of 2011, CHEC recorded an impairment loss for the full value of its investment in CH-Community Wind.  An impairment analysis was performed based on preliminary market data obtained during the implementation of CH Energy Group’s change in strategy related to its renewable energy investments, as well as recently updated operating forecasts of the investment.  The fair value of CHEC’s investment in CH-Community Wind was also determined using an income approach.  Based on this analysis, the present value of the after-tax projected cash flows using a market participant’s expected return, is insufficient for CHEC to recovery any of its investment.  As of December 31, 2011, the fair value of this investment remains at zero.

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

Cash and Cash Equivalents:  Carrying amount

Long-term Debt:  Quoted market prices for the same or similar issues

Notes Payable:  Carrying amount

Long-term Debt Maturities and Fair Value - CH Energy Group
(Dollars in Thousands)

December 31, 2011

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate:	$37,006	$31,076	$21,650	$1,230	$9,315	$349,032	$449,309	$504,135
Estimated Effective Interest Rate	6.71%	6.92%	5.45%	6.86%	3.39%	5.23%	5.55%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.37%	0.37%
Total Debt Outstanding							$483,009	$537,835
Estimated Effective Interest Rate							5.22%

December 31, 2010

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$941	$37,007	$31,076	$41,650	$1,230	$358,296	$470,200	$489,660
Estimated Effective Interest Rate	6.86%	6.71%	6.92%	6.02%	6.86%	5.54%	5.78%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
Total Debt Outstanding							$503,900	$523,360
Estimated Effective Interest Rate							5.42%

Long-term Debt Maturities and Fair Value - Central Hudson
(Dollars in Thousands)

December 31, 2011

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate:	$36,000	$30,000	$14,000	$-	$8,000	$332,250	$420,250	$468,042
Estimated Effective Interest Rate	6.71%	6.93%	4.81%	-%	2.83%	5.14%	5.46%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.37%	0.37%
Total Debt Outstanding							$453,950	$501,742
Estimated Effective Interest Rate							5.12%

December 31, 2010

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate:	$-	$36,000	$30,000	$14,000	$-	$340,200	$420,200	$432,800
Estimated Effective Interest Rate	-%	6.71%	6.93%	4.81%	-%	5.47%	5.66%
Variable Rate:	$-	$-	$-	$-	$-	$33,700	$33,700	$33,700
Estimated Effective Interest Rate						0.46%	0.46%
Total Debt Outstanding							$453,900	$466,500
Estimated Effective Interest Rate							5.28%

NOTE 16 – Subsequent Events

In addition to items disclosed in the footnotes, CH Energy Group has performed an evaluation of events subsequent to December 31, 2011 through the date the financial statements were issued and noted two additional items to disclose.

Subsequent to the year-end, Griffith acquired a fuel distribution company for a total of approximately $0.3 million.  The purchase price of the company included an immaterial amount for tangible assets and $0.3 million for intangible assets of which approximately $0.2 million is goodwill.

On January 30, 2012, Central Hudson contributed $28 million to its Retirement Plan.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
CH ENERGY GROUP(1)

Selected financial data for each quarterly period within 2011 and 2010 are presented below (In Thousands, except per share data):

	Operating Revenues	Operating Income	Net Income from Continuing Operations	Net Income/(Loss) from Discontinued Operations, Net of Tax		Earnings Per Average Share of Common Stock (Diluted) Outstanding
Quarter Ended:

2011
March 31	$326,972	$34,003	$17,075	$115		$1.07
June 30	207,067	15,944	6,106	90		0.38
September 30	220,755	21,830	4,807	3,763		0.54
December 31	230,726	27,812	15,196	(842	)(2)	0.94	(2)

2010
March 31	$299,517	$41,011	$20,491	$224		$1.28
June 30	199,668	18,797	7,632	(1,044)		0.42
September 30	223,357	18,537	1,705	428		0.11
December 31	237,566	20,958	10,502	(736	)(3)	0.60	(3)

(1)	Amounts differ from those previously reported as a result of the presentation of discontinued operations due to CHEC divesting four of its renewable energy investments in 2011.
(2)	Includes the impact of the fourth quarter 2011 loss on sale of a molecular gate owned by CH-Greentree at a $1.3 million pre-tax, $0.8 million net of tax and $(0.05) per share, respectively.
(3)	Includes the impact of the fourth quarter 2010 impairment on Lyonsdale assets of $2.1 million pre-tax, $1.3 million net of tax and $(0.08) per share, respectively.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
CENTRAL HUDSON

Selected financial data for each quarterly period within 2011 and 2010 are presented below (In Thousands):

	Operating Revenues	Operating Income	Income Available for Common Stock
Quarter Ended:

2011
March 31	$230,052	$26,576	$12,397
June 30	148,232	18,037	7,129
September 30	168,168	25,064	11,423
December 31	154,070	25,849	13,118

2010
March 31	$215,049	$33,759	$16,403
June 30	157,557	21,079	9,747
September 30	184,127	21,857	9,498
December 31	163,201	18,153	9,500

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

Statement of Income

(In Thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Equity in earnings of subsidiaries	$42,695	$39,332	$33,617
Business development costs	(1,222)	(1,809)	(2,012)
Interest income	3,895	2,566	4,131
Interest expense	(2,962)	(3,342)	(2,170)
Penalty on early retirement of debt	(2,982)	-	-
Other income (deductions), net of taxes	2,790	2,885	(763)
Income from continuing operations	42,214	39,632	32,803
Income from discontinued operations, net of tax	3,126	(1,128)	10,681

Net Income	$45,340	$38,504	$43,484

Common Stock:
Average shares outstanding
Basic	15,278	15,785	15,775
Diluted	15,481	15,952	15,881

Earnings per share - Basic
Continuing operations	$2.77	$2.51	$2.08
Discontinued operations	$0.20	$(0.07)	$0.68

Earnings per share - Diluted
Continuing operations	$2.73	$2.48	$2.07
Discontinued operations	$0.20	$(0.07)	$0.67

Dividends declared per share	$2.19	$2.16	$2.16

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

Statement of Cash Flows
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$45,340	$38,504	$43,484
Equity in earnings of subsidiary companies	(45,387)	(38,204)	(44,298)
Changes in current assets and liabilities:
Cash dividends received from subsidiaries	70,064	31,000	5,000
Accrued taxes	-	-	(493)
Other - net	(8,805)	3,794	(574)
Net cash flows provided by operating activities	61,212	35,094	3,119

Investing Activities:
Investment in subsidiaries	29,592	(46,250)	30,950
Proceeds from issuance of long-term debt	-	-	50,000
Net cash flows (used in) provided by investing activities	29,592	(46,250)	80,950

Financing Activities:
Redemption of long-term debt	(20,941)	-	-
Net borrowings of short-term debt	5,000	-	-
Cash dividends on common shares	(33,554)	(34,164)	(34,107)
Shares repurchased	(48,687)	(1,465)	-
Net cash flows used in financing activities	(98,182)	(35,629)	(34,107)

Net change in cash and cash equivalents	(7,378)	(46,785)	49,962

Cash and cash equivalents - beginning of the year	14,506	61,291	11,329
Cash and cash equivalents - end of the year	$7,128	$14,506	$61,291

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

Balance Sheet
(In Thousands)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$7,128	$14,506
Prepaid income tax	746	2,802
Prepayments	333	604
Accounts receivable from subsidiaries	1,802	-
Other	6,935	5,140
Total Current Assets	16,944	23,052

Other Assets
Investments in subsidiaries	527,926	582,197
Total Other Assets	527,926	582,197

Total Assets	$544,870	$605,249

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock	$1,686	$1,686
Paid-in capital	350,997	350,288
Retained earnings	242,391	230,342
Treasury stock	(92,908)	(44,887)
Accumulated other comprehensive income	354	459
Capital stock expense	(328)	(328)
Total Capitalization	502,192	537,560

Current Liabilities
Current maturities of long-term debt	1,006	941
Notes payable	5,000	-
Dividends payable	8,269	8,532
Accounts payable	199	1,100
Accounts payable to subsidiaries	-	7,627
Accrued interest	151	430
Total Current Liabilities	14,625	18,630

Long Term Liabilities
Private Placement Debt	28,053	49,059
Total Long Term Liabilities	28,053	49,059

Total Capitalization and Liabilities	$544,870	$605,249

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

SCHEDULE II - RESERVES - CH ENERGY GROUP
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period
Year Ended December 31, 2011
Operating Reserves	$3,187	$1,185	$117	$1,106	$3,383
Reserve for Uncollectible Accounts	$6,706	$8,516	$-	$8,234	$6,988

Year Ended December 31, 2010
Operating Reserves	$4,756	$912	$138	$2,619	$3,187
Reserve for Uncollectible Accounts	$7,736	$4,688	$3,702	$9,420	$6,706

Year Ended December 31, 2009
Operating Reserves	$5,155	$1,265	$125	$1,789	$4,756
Reserve for Uncollectible Accounts	$8,816	$11,515	$2,453	$15,048	$7,736

SCHEDULE II - RESERVES - CENTRAL HUDSON
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period
Year Ended December 31, 2011
Operating Reserves	$2,068	$596	$117	$661	$2,120
Reserve for Uncollectible Accounts	$5,300	$7,156	$-	$7,256	$5,200

Year Ended December 31, 2010
Operating Reserves	$3,503	$482	$138	$2,055	$2,068
Reserve for Uncollectible Accounts	$5,800	$3,942	$3,702	$8,144	$5,300

Year Ended December 31, 2009
Operating Reserves	$3,898	$713	$125	$1,233	$3,503
Reserve for Uncollectible Accounts	$4,000	$8,833	$3,327	$10,360	$5,800

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

There were no changes to the Registrants’ internal control over financial reporting during the Registrants’ last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

For additional discussion, see the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control Over Financial Reporting included in this 10-K Annual Report.

ITEM 9B - Other Information

None.

PART III

ITEM 10 - Directors and Executive Officers of CH Energy Group

Other information required hereunder for Directors and executive officers of CH Energy Group is incorporated by reference to the CH Energy Group’s definitive proxy statement for its 2012 Annual Meeting (“Proxy Statement”), which will be filed with the SEC.

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

CH Energy Group’s governance guidelines and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on CH Energy Group’s Internet website at www.CHEnergyGroup.com.

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

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY-BASED COMPENSATION PLAN INFORMATION

The following table sets forth information concerning CH Energy Group’s compensation plans (including individual compensation arrangements) as of December 31, 2011, under which equity securities of CH Energy Group are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity-based compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,840	(1)	$48.62	432,805	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	12,840		$48.62	432,805

(1)	This includes only stock options granted under the 2000 Plan.
(2)
Pertains to the 2011 Plan only.  Effective February 10, 2011, securities can no longer be issued under the 2006 Plan.  Granted under the 2006 plan and excluded are 201,270 performance shares, 62,575 restricted shares and share units (including re-invested dividends) and 3,350 other stock awards.

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

The following information is provided for Central Hudson:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP	2011	2010
Audit Fees	$893,411	$863,432
Tax Fees
Includes review of federal and state income tax returns and tax research	23,400	22,200
All Other Fees
Consulting services	60,600	304,474
Total	$977,411	$1,190,106

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

Dated:  February 16, 2012

CENTRAL HUDSON GAS & ELECTRIC CORPORATION

By:	/s/ Steven V. Lant
Steven V. Lant Chairman of the Board and Chief Executive Officer

Dated:  February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following persons on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

Signature	Title	Date

(a) Principal Executive Officer:

/s/ Steven V. Lant
(Steven V. Lant)	Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation	February 16, 2012

(b) Principal Accounting Officer:

/s/ Kimberly J. Wright
(Kimberly J. Wright)	Vice President - Accounting and Controller of CH Energy Group, Inc.; and Controller of Central Hudson Gas & Electric Corporation	February 16, 2012

(c) Principal Financial Officer:

/s/ Christopher M. Capone
(Christopher M. Capone)	Executive Vice President and Chief Financial Officer of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation	February 16, 2012

(d) At least a majority of Directors of CH Energy Group, Inc.:

Steven V. Lant*, Margarita K. Dilley*, Steven M. Fetter*, Stanley J. Grubel*, Manuel J. Iraola*, E. Michel Kruse*, Edward T. Tokar*, Jeffrey D. Tranen*, and Ernest R. Verebelyi*, Directors

By:	/s/ Steven V. Lant
	(Steven V. Lant)	February 16, 2012

(e) At least a majority of Directors of Central Hudson Gas & Electric Corporation:

Steven V. Lant*, Christopher M. Capone*, James P. Laurito* and Charles A. Freni, Jr.*, Directors

By:	/s/ Steven V. Lant
	(Steven V. Lant)	February 16, 2012

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

5--
Prospectus Supplement dated March 22, 2010 (to Prospectus dated March 16, 2010) relating to $250,000,000 principal amount of Medium-Term Notes, Series G, and the Prospectus dated March 16, 2010 relating to $250,000,000 principal amount of Central Hudson’s debt securities attached thereto, as filed on March 22, 2010, pursuant to Rule 424(b) in connection with Registration Statement No. 333-163248, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

	(a)	Pricing Supplement No. 1, dated December 2, 2010 filed on December 3, 2010, pursuant to Rule 424(b).

	(b)	Pricing Supplement No. 2, dated September 27, 2011 filed on September 28, 2011, pursuant to Rule 424(b).

6--
Note Purchase Agreement, dated as of April 17, 2009, between CH Energy Group and the purchasers of its 6.58% Senior Notes, Series A, due April 17, 2014 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.1)

7--
Guaranty Agreement by Central Hudson Enterprises Corporation dated as of April 17, 2009 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.2)

8--
Supplemental Note Purchase Agreement, dated as of December 15, 2009, between CH Energy Group and the purchasers of its 6.8% Senior Notes, Series B, due December 11, 2025 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed December 16, 2009; Exhibit 10.2)

9--
Note Purchase Agreement, dated as of August 6, 2010, between Central Hudson Gas & Electric Corporation and the purchasers of its 4.30% Senior Notes, Series A, due September 21, 2020 and its 5.64% Senior Notes, Series B, due September 21, 2040 (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed August 9, 2010; Exhibit 10.1)

10--
Central Hudson and another subsidiary of CH Energy Group have entered into certain other instruments with respect to long-term debt. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of CH Energy Group and its other subsidiaries or Central Hudson, as the case may be, each on a consolidated basis. CH Energy Group and Central Hudson agree to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of Central Hudson and such other subsidiary.

10	Material contracts:

	(i)	1--
General Joint Use Pole Agreement between Central Hudson and the New York Telephone Company effective January 1, 1986 (not including the Administrative and Operating Practices provisions thereof).  (Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)37)

2--
Amended and Restated Credit Agreement effective as of October 19, 2011 among Central Hudson, certain lenders described therein and JPMorgan Chase Bank, N.A., as arranger and administrative agent.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on October 24, 2011; Exhibit 10.1)

3--
Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (KeyBank National Association, JP Morgan Chase Bank, National Association, Bank of America, National Association, and HSBC Bank USA, National Association) dated February 21, 2008.  (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 26, 2008; Exhibit 10.1)

4--
Amendment No. 1 to the Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (KeyBank National Association, JP Morgan Chase Bank, National Association, Bank of America, National Association, and HSBC Bank USA, National Association) dated February 4, 2009.  (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 6, 2009; Exhibit 10.1)

5--
ASR Agreement dated August 16, 2011 among CH Energy Group, Inc, and J.P. Morgan Securities LLC, as arranger and administrative agent.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on August 18, 2011; Exhibit 10.1)

(iii)(1)	1--
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

	3--	Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan Trust Agreement.

4--
Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part One), Effective September 26, 2003.  (Incorporated herein by reference to Energy Group’s Form S-8 filed on October 30, 2003; Exhibit (10)(iii)26)

(1) Exhibits in Part (iii) of this Section 10 are management contracts and compensatory plans and arrangements.

5--
Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan.  (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on June 1, 2006; Exhibit (10)(iii)44)

6--
Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part Two), effective as of January 1, 2008 (dated December 31, 2007).  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)31)

7--	Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan, effective as of January 1, 2012 (dated January 6, 2012).

8--
Amendment and Restatement of Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part One) effective June 22, 2001.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)24)

9--
Amendment to Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan. (Incorporated herein by reference to Energy Group’s Current Report on Form 8-K filed on December 21, 2005; Exhibit (10)(iii)42)

10--
Amended and Restated Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part Two) effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)39)

11--
Amended and Restated CH Energy Group, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)37)

12--
Amendment to CH Energy Group, Inc. Supplemental Executive Retirement Plan. (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; Exhibit (10)(iii)1)

13--
Amendment No. 1, effective January 1, 2001, to Energy Group's Long-Term Performance-Based Incentive Plan. (Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001; Exhibit (10)(iii)1)

14--
Amendment No. 2, effective January 1, 2002, to Energy Group's Long-Term Performance-Based Incentive Plan.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)20)

15--
Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan, dated October 24, 2003, effective as of September 26, 2003.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003; Exhibit (10)(iii)28)

16--
Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan effective as of December 31, 2007.  (Incorporated herein by reference to Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)35)

17--
CH Energy Group, Inc. Long-Term Equity Incentive Plan, effective as of April 25, 2006.  (Incorporated herein by reference to Appendix A to Energy Group's proxy statement filed on March 10, 2006; Appendix A)

18--
Amendment to CH Energy Group, Inc. Long-Term Equity Incentive Plan effective as of April 26, 2011.  (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on April 28, 2011; Exhibit 10.1)

19--
Amendment to CH Energy Group, Inc. Long-Term Equity Incentive Plan effective as of December 31, 2007.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)36)

20--
CH Energy Group, Inc. Long-Term Equity Incentive Plan, effective as of January 01, 2011.  (Incorporated herein by reference from Appendix A to the Proxy Statement of CH Energy Group, Inc., filed with the SEC on March 17, 2011)

21--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on January 26, 2009; Exhibit 10.1)

22--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 8, 2010; Exhibit 10.1)

23--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2010; Exhibit (10)(iii)22)

24--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 10, 2012; Exhibit 10.1)

25--
Form of CH Energy Group, Inc. Restricted Shares Agreement. (for employees of Griffith Energy Services, Inc.) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2008; Exhibit (10)(iii)3)

26--	Form of CH Energy Group, Inc. Restricted Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 8, 2010; Exhibit 10.2)

27--	Form of CH Energy Group, Inc. Restricted Shares Agreement. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on February 10, 2012; Exhibit 10.2)

28--
Form of CH Energy Group, Inc. Restricted Stock Unit Agreement. (Long-Term Equity Incentive Plan) (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on November 17, 2009; Exhibit 10.1)

29--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the Chief Executive Officer effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)32)

30--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the three most senior executives (after Chief Executive Officer) effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)33)

31--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the other executive officers effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)34)

32--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and Griffith Energy Services, Inc. executive effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)42)

33--
Employment Agreement between CH Energy Group, Inc. and James P. Laurito, dated as of November 16, 2009. (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit (10)(iii)28)

34--
Form of Amendment to Employment Agreement with executive officers, effective December 31, 2008.  (Incorporated herein by reference to CH Energy Group’s Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(iii)28)

35--
Employment Agreement, dated October 1, 2009, between CH Energy Group, Inc. and John E. Gould.  (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009; Exhibit (10)(iii)1)

	36--	Amended and Restated CH Energy Group, Inc. Short-Term Incentive Plan. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K filed on May 27, 2009; Exhibit 10.1)

37--
Form of CH Energy Group, Inc. Indemnification Agreement. (for officers of CH Energy Group, Inc.) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)1)

38--
Form of Central Hudson Gas & Electric Corporation Indemnification Agreement. (for officers of Central Hudson Gas & Electric Corporation) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)2)

39--
Form of Central Hudson Enterprises Corporation Indemnification Agreement. (for officers of Central Hudson Enterprises Corporation) (Incorporated herein by reference to CH Energy Group’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)3)

40--
Agreement, dated as of April 27, 2009, by and between CH Energy Group, Inc. and GAMCO Asset Management Inc. (Incorporated herein by reference to CH Energy Group’s Current Report on Form 8-K, filed April 29, 2009; Exhibit 10.1)

12.1	CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

12.2	Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

21	Subsidiaries of CH Energy Group, Inc. as of December 31, 2011.

23.1	Consents of Independent Registered Public Accounting Firm for incorporation by reference of CH Energy Group Inc.’s Registration Statements on Form S-3 and S-8.

23.2	Consents of Independent Registered Public Accounting Firm for incorporation by reference of Central Hudson Gas & Electric Corporation’s Registration Statement on Form S-3.

24	Powers of Attorney:

(i) 1--
Powers of Attorney for each of the directors comprising a majority of the Board of Directors of CH Energy Group, Inc. authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant.

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

(i) 1--
Order on Consent signed on behalf of the New York State Department of Environmental Conservation and Central Hudson relating to Central Hudson's former manufactured gas site located in Newburgh, New York.  (Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995; Exhibit (99)(i)5)

2--
Summary of principal terms of the Amended and Restated Settlement Agreement, dated January 2, 1998, among Central Hudson, the Staff of the Public Service Commission of the State of New York and the New York State Department of Economic Development.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated January 7, 1998; Exhibit (99)2)

3--
Order of the Public Service Commission of the State of New York, issued and effective February 19, 1998, adopting the terms of Central Hudson's Amended Settlement Agreement, subject to certain modifications and conditions.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated February 10, 1998; Exhibit (10)1)

4--
Order of the Public Service Commission of the State of New York, issued and effective June 30, 1998, explaining in greater detail and reaffirming its Abbreviated Order, issued and effective February 19, 1998, which February 19, 1998 Order modified, and as modified, approved the Amended and Restated Settlement Agreement, dated January 2, 1998, entered into among Central Hudson, the PSC Staff and others as part of the PSC's "Competitive Opportunities" proceeding (ii) the Order, dated June 24, 1998, of the Federal Energy Regulatory Commission conditionally authorizing the establishment of an Independent System Operator by the member systems of the New York Power Pool and (iii) disclosing, effective August 1, 1998, Paul J. Ganci's appointment by Central Hudson's Board of Directors as President and Chief Executive Officer and John E. Mack III's formerly Chairman of the Board and Chief Executive Officer) continuation as Chairman of the Board.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K, dated July 24, 1998; Exhibit (10)1)

5--
Order of the Public Service Commission of the State of New York, issued and effective October 3, 2002, authorizing the implementation of the Economic Development Program.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002; Exhibit (99)(i)10)

6--
Order of the Public Service Commission of the State of New York, issued and effective October 25, 2002, authorizing the establishment of a deferred accounting plan for site identification and remediation costs relating to Central Hudson's seven former manufactured gas plants.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002; Exhibit (99)(i)11)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.