Form 10-Q
period 2012-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2012-05-04
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

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

As of the close of business on April 30, 2012 (i) CH Energy Group, Inc. had outstanding 14,916,204 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH Energy Group, Inc.	PAGE
Consolidated Statement of Income –
Three Months Ended March 31, 2012 and 2011	1

Consolidated Statement of Comprehensive Income –
Three Months Ended March 31, 2012 and 2011	2

Consolidated Statement of Cash Flows –
Three Months Ended March 31, 2012 and 2011	3

Consolidated Balance Sheet –
March 31, 2012, December 31, 2011 and March 31, 2011	4

Consolidated Statement of Equity –
Three Months Ended March 31, 2012 and 2011	6

Central Hudson Gas & Electric Corporation
Statement of Income –
Three Months Ended March 31, 2012 and 2011	7

Statement of Comprehensive Income –
Three Months Ended March 31, 2012 and 2011	7

Statement of Cash Flows –
Three Months Ended March 31, 2012 and 2011	8

Balance Sheet –
March 31, 2012, December 31, 2011 and March 31, 2012	9

Statement of Equity –
Three Months Ended March 31, 2012 and 2011	11

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	12

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

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Electric	$129,272	$154,570
Natural gas	55,850	75,482
Competitive business subsidiaries:
Petroleum products	84,632	92,632
Other	4,318	4,288
Total Operating Revenues	274,072	326,972
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	45,059	70,268
Purchased natural gas	24,614	41,798
Purchased petroleum	70,305	75,766
Other expenses of operation - regulated activities	59,886	69,233
Other expenses of operation - competitive business subsidiaries	12,422	12,519
Merger related costs	5,219	-
Depreciation and amortization	10,624	10,085
Taxes, other than income tax	13,642	13,301
Total Operating Expenses	241,771	292,970
Operating Income	32,301	34,002
Other Income and Deductions
Income from unconsolidated affiliates	52	464
Interest on regulatory assets and other interest income	2,160	1,866
Regulatory adjustments for interest costs	319	383
Business development costs	(58)	(235)
Other - net	(378)	(569)
Total Other Income (Deductions)	2,095	1,909
Interest Charges
Interest on long-term debt	6,218	6,740
Interest on regulatory liabilities and other interest	1,584	1,482
Total Interest Charges	7,802	8,222

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	26,594	27,689
Income Taxes	11,771	10,615
Net Income from Continuing Operations	14,823	17,074

Discontinued Operations
Income from discontinued operations before tax	-	150
Income tax expense from discontinued operations	-	35
Net Income from Discontinued Operations	-	115

Net Income	14,823	17,189

Net Income attributable to non-controlling interest:
Dividends declared on Preferred Stock of subsidiary	242	242
Net Income Attributable to CH Energy Group	14,581	16,947

Dividends declared on Common Stock	8,279	8,427
Change in Retained Earnings	$6,302	$8,520

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT'D) (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Common Stock:
Average shares outstanding - Basic	14,882	15,645
Average shares outstanding - Diluted	15,143	15,838

Income from continuing operations attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$0.98	$1.07
Earnings per share - Diluted	$0.96	$1.06

Income from discontinued operations attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$-	$0.01
Earnings per share - Diluted	$-	$0.01

Amounts attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$0.98	$1.08
Earnings per share - Diluted	$0.96	$1.07
Dividends Declared per Share	$0.555	$0.540

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$14,823	$17,189

Other Comprehensive Loss:
Net unrealized loss on investments held by equity method investees - net of tax benefit of $38 and $27	(58)	(41)

Other comprehensive loss	(58)	(41)

Comprehensive Income	14,765	17,148

Comprehensive income attributable to non-controlling interest	242	242

Comprehensive income attributable to CH Energy Group	$14,523	$16,906

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$14,823	$17,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,499	9,885
Amortization	1,125	1,037
Deferred income taxes - net	11,598	9,177
Bad debt expense	2,500	2,458
Undistributed equity in earnings of unconsolidated affiliates	(52)	(464)
Pension expense	7,233	8,289
Other post-employment benefits ("OPEB") expense	1,996	1,999
Regulatory liability - rate moderation	(1,033)	(3,451)
Revenue decoupling mechanism recorded	(950)	5,280
Regulatory asset amortization	1,722	1,743
Gain on sale of assets	(79)	-
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(7,932)	(27,400)
Fuel, materials and supplies	5,425	6,781
Special deposits and prepayments	(4,407)	(1,894)
Income and other taxes	17	(2,242)
Accounts payable	(2,144)	(9,611)
Accrued interest	997	1,234
Customer advances	(5,212)	(9,264)
Pension plan contribution	(28,165)	(8,157)
Revenue decoupling mechanism collected	(1,310)	1,742
Regulatory asset - storm deferral	(3,042)	-
Regulatory asset - manufactured gas plant ("MGP") site remediation	951	559
Regulatory asset - Temporary State Assessment	(3,332)	(2,272)
Deferred natural gas and electric costs	7,883	25,334
Other - net	4,500	1,821
Net cash provided by operating activities	12,611	29,773
Investing Activities:
Proceeds from sale of assets	96	41
Additions to utility and other property and plant	(25,887)	(19,228)
Acquisitions made by competitive business subsidiaries	-	(1,961)
Other - net	(637)	(477)
Net cash used in investing activities	(26,428)	(21,625)
Financing Activities:
Redemption of long-term debt	(36,000)	-
Proceeds from issuance of long-term debt	48,000	-
Borrowings of short-term debt - net	64,500	16,500
Dividends paid on Common Stock	(8,269)	(8,523)
Dividends paid on Preferred Stock of subsidiary	(242)	(242)
Shares repurchased	(2,993)	(8,533)
Other - net	(593)	(228)
Net cash provided by (used in) financing activities	64,403	(1,026)
Cash Included in Net Current Assets Held for Sale	-	(603)
Net Change in Cash and Cash Equivalents	50,586	6,519
Cash and Cash Equivalents at Beginning of Period	15,281	29,420
Cash and Cash Equivalents at End of Period	$65,867	$35,939

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,351	$5,932
Federal and state income taxes paid	$16	$162
Additions to plant included in liabilities	$4,126	$2,981

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2012	2011	2011
ASSETS
Utility Plant
Electric	$1,017,986	$1,008,394	$972,543
Natural gas	301,609	305,664	295,914
Common	151,086	147,286	143,398
Gross Utility Plant	1,470,681	1,461,344	1,411,855

Less: Accumulated depreciation	390,307	388,784	378,038
Net	1,080,374	1,072,560	1,033,817

Construction work in progress	66,518	58,847	50,588
Net Utility Plant	1,146,892	1,131,407	1,084,405

Non-Utility Property & Plant
Griffith non-utility property & plant	31,456	31,669	30,032
Other non-utility property & plant	524	524	55,927
Gross Non-Utility Property & Plant	31,980	32,193	85,959

Less: Accumulated depreciation - Griffith	22,220	22,006	20,679
Less: Accumulated depreciation - other	-	-	1,755
Net Non-Utility Property & Plant	9,760	10,187	63,525

Current Assets
Cash and cash equivalents	65,867	15,281	35,939
Accounts receivable from customers - net of allowance for doubtful accounts of $7.0 million, $7.0 million and $6.8 million respectively	96,574	90,937	126,427
Accrued unbilled utility revenues	14,283	15,299	14,778
Other receivables	9,096	9,512	6,775
Fuel, materials and supplies	19,689	25,114	17,925
Regulatory assets	49,683	49,526	36,809
Income tax receivable	-	432	2,504
Fair value of derivative instruments	9	349	108
Special deposits and prepayments	25,777	21,795	24,565
Assets held for sale	-	-	8,653
Accumulated deferred income tax	8,456	5,895	17,492
Total Current Assets	289,434	234,140	291,975

Deferred Charges and Other Assets
Regulatory assets - pension plan	151,737	159,020	134,199
Regulatory assets - other	119,559	114,980	86,069
Fair value of derivative instruments	-	931	-
Goodwill	37,752	37,512	36,455
Other intangible assets - net	12,564	13,173	13,691
Unamortized debt expense	5,035	4,535	4,831
Investments in unconsolidated affiliates	2,559	2,777	7,077
Other investments	15,212	14,461	13,506
Other	5,884	6,989	5,444
Total Deferred Charges and Other Assets	350,302	354,378	301,272
Total Assets	$1,796,388	$1,730,112	$1,741,177

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands, except share amounts)

	March 31,	December 31,	March 31,
	2012	2011	2011
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 14,914,853 shares, 14,894,964 shares and 15,620,765 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	348,306	351,053	350,290
Retained earnings	248,693	242,391	238,862
Treasury stock - 1,947,234 shares, 1,967,123 shares and 1,241,322 shares, respectively	(91,978)	(92,908)	(53,702)
Accumulated other comprehensive income	296	354	418
Capital stock expense	(328)	(328)	(328)
Total CH Energy Group Common Shareholders' Equity	506,675	502,248	537,226
Non-controlling interest in subsidiary	-	-	172
Total Equity	506,675	502,248	537,398
Preferred Stock of subsidiary	21,027	21,027	21,027
Long-term debt	494,002	446,003	466,960
Total Capitalization	1,021,704	969,278	1,025,385
Current Liabilities
Current maturities of long-term debt	1,006	37,006	36,941
Notes payable	71,000	6,500	16,500
Accounts payable	36,183	43,904	44,960
Accrued interest	7,330	6,333	7,632
Dividends payable	8,521	8,511	8,678
Accrued vacation and payroll	7,291	6,702	6,868
Customer advances	17,315	22,527	10,045
Customer deposits	7,235	6,647	7,590
Regulatory liabilities	8,959	11,161	17,379
Fair value of derivative instruments	22,118	19,791	9,626
Accrued environmental remediation costs	7,064	6,652	2,162
Accrued income and other taxes	817	-	-
Deferred revenues	3,853	4,801	3,857
Liabilities held for sale	-	-	321
Other	16,200	17,905	13,527
Total Current Liabilities	214,892	198,440	186,086
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	8,974	6,988	8,930
Regulatory liabilities - other	112,122	108,887	113,621
Operating reserves	3,181	3,383	2,898
Fair value of derivative instruments	1,688	-	10,090
Accrued environmental remediation costs	10,559	11,036	3,201
Accrued OPEB costs	53,757	53,055	46,227
Accrued pension costs	95,896	121,911	96,524
Tax reserve	3,174	3,172	11,952
Other	20,520	18,802	17,966
Total Deferred Credits and Other Liabilities	309,871	327,234	311,409
Accumulated Deferred Income Tax	249,921	235,160	218,297
Commitments and Contingencies
Total Capitalization and Liabilities	$1,796,388	$1,730,112	$1,741,177

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2010	16,862,087	$1,686	(1,062,825)	$(44,887)	$350,360	$(328)	$230,342	$459	$172	$537,804
Comprehensive income:
Net income							17,189		-	17,189
Dividends declared on Preferred Stock of subsidiary							(242)			(242)
Change in fair value:
Investments								(41)		(41)
Dividends declared on common stock							(8,427)			(8,427)
Treasury shares activity - net			(178,497)	(8,815)	(70)					(8,885)
Balance at March 31, 2011	16,862,087	$1,686	(1,241,322)	$(53,702)	$350,290	$(328)	$238,862	$418	$172	$537,398

Balance at December 31, 2011	16,862,087	$1,686	(1,967,123)	$(92,908)	$351,053	$(328)	$242,391	$354	$-	$502,248
Comprehensive income:
Net income							14,823			14,823
Dividends declared on Preferred Stock of subsidiary							(242)			(242)
Change in fair value:
Investments								(58)		(58)
Dividends declared on common stock							(8,279)			(8,279)
Treasury shares activity - net			19,889	930	(2,747)					(1,817)
Balance at March 31, 2012	16,862,087	$1,686	(1,947,234)	$(91,978)	$348,306	$(328)	$248,693	$296	$-	$506,675

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Electric	$129,272	$154,570
Natural gas	55,850	75,482
Total Operating Revenues	185,122	230,052

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	45,059	70,268
Purchased natural gas	24,614	41,798
Other expenses of operation	59,886	69,254
Depreciation and amortization	9,468	8,921
Taxes, other than income tax	13,491	13,235
Total Operating Expenses	152,518	203,476

Operating Income	32,604	26,576

Other Income and Deductions
Interest on regulatory assets and other interest income	2,146	1,866
Regulatory adjustments for interest costs	319	383
Other - net	(328)	(563)
Total Other Income	2,137	1,686

Interest Charges
Interest on long-term debt	5,728	5,904
Interest on regulatory liabilities and other interest	1,527	1,470
Total Interest Charges	7,255	7,374

Income Before Income Taxes	27,486	20,888

Income Taxes	10,753	8,249

Net Income	16,733	12,639

Dividends Declared on Cumulative Preferred Stock	242	242

Income Available for Common Stock	$16,491	$12,397

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$16,733	$12,639
Other Comprehensive Income	-	-
Comprehensive Income	$16,733	$12,639

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$16,733	$12,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,977	8,481
Amortization	491	440
Deferred income taxes - net	12,071	7,951
Bad debt expense	2,125	2,076
Pension expense	7,233	8,289
OPEB expense	1,996	1,999
Regulatory liability - rate moderation	(1,033)	(3,451)
Revenue decoupling mechanism recorded	(950)	5,280
Regulatory asset amortization	1,722	1,743
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(7,437)	(12,231)
Fuel, materials and supplies	4,648	5,117
Special deposits and prepayments	(3,203)	(3,055)
Income and other taxes	(942)	(1,954)
Accounts payable	(2,855)	(4,425)
Accrued interest	504	399
Customer advances	(3,374)	(7,726)
Pension plan contribution	(28,165)	(8,157)
Revenue decoupling mechanism collected	(1,310)	1,742
Regulatory asset - storm deferral	(3,042)	-
Regulatory asset - MGP site remediation	951	559
Regulatory asset - Temporary State Assessment	(3,332)	(2,272)
Deferred natural gas and electric costs	7,883	25,334
Other - net	1,478	4,174
Net cash provided by operating activities	11,169	42,952

Investing Activities:
Additions to utility plant	(25,783)	(16,117)
Other - net	(777)	(453)
Net cash used in investing activities	(26,560)	(16,570)

Financing Activities:
Redemption of long-term debt	(36,000)	-
Proceeds from issuance of long-term debt	48,000	-
Borrowings of short-term debt - net	57,500	-
Dividends paid to parent - CH Energy Group	-	(11,000)
Dividends paid on cumulative Preferred Stock	(242)	(242)
Other - net	(602)	(228)
Net cash provided by (used in) financing activities	68,656	(11,470)

Net Change in Cash and Cash Equivalents	53,265	14,912
Cash and Cash Equivalents - Beginning of Period	2,521	9,622
Cash and Cash Equivalents - End of Period	$55,786	$24,534

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,312	$5,912
Federal and state income taxes paid	$-	$-
Additions to plant included in liabilities	$4,126	$2,165

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2012	2011	2011
ASSETS
Utility Plant
Electric	$1,017,986	$1,008,394	$972,543
Natural gas	301,609	305,664	295,914
Common	151,086	147,286	143,398
Gross Utility Plant	1,470,681	1,461,344	1,411,855

Less: Accumulated depreciation	390,307	388,784	378,038
Net	1,080,374	1,072,560	1,033,817

Construction work in progress	66,518	58,847	50,588
Net Utility Plant	1,146,892	1,131,407	1,084,405

Non-Utility Property and Plant	524	524	681
Less: Accumulated depreciation	-	-	35
Net Non-Utility Property and Plant	524	524	646

Current Assets
Cash and cash equivalents	55,786	2,521	24,534
Accounts receivable from customers - net of allowance for doubtful accounts of $5.4 million, $5.2 million and $5.3 million, respectively	65,922	61,610	86,292
Accrued unbilled utility revenues	14,283	15,299	14,778
Other receivables	6,086	5,301	2,832
Fuel, materials and supplies - at average cost	16,389	21,037	14,910
Regulatory assets	49,683	49,526	36,809
Fair value of derivative instruments	-	320	68
Special deposits and prepayments	21,311	18,258	20,268
Accumulated deferred income tax	2,019	-	11,133
Total Current Assets	231,479	173,872	211,624

Deferred Charges and Other Assets
Regulatory assets - pension plan	151,737	159,020	134,199
Regulatory assets - other	119,559	114,980	86,069
Fair value of derivative instruments	-	931	-
Unamortized debt expense	5,035	4,535	4,831
Other investments	14,745	14,047	13,110
Other	2,218	3,065	2,449
Total Deferred Charges and Other Assets	293,294	296,578	240,658

Total Assets	$1,672,189	$1,602,381	$1,537,333

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands, except share amounts)

	March 31,	December 31,	March 31,
	2012	2011	2011
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock (30,000,000 shares authorized: $5 par value; 16,862,087 shares issued and outstanding)	$84,311	$84,311	$84,311
Paid-in capital	199,980	199,980	199,980
Retained earnings	182,456	165,965	166,295
Capital stock expense	(4,961)	(4,961)	(4,961)
Total Equity	461,786	445,295	445,625

Cumulative Preferred Stock not subject to mandatory redemption	21,027	21,027	21,027

Long-term debt	465,950	417,950	417,901
Total Capitalization	948,763	884,272	884,553

Current Liabilities
Current maturities of long-term debt	-	36,000	36,000
Notes payable	59,000	1,500	-
Accounts payable	27,299	35,731	36,833
Accrued interest	6,686	6,183	6,366
Dividends payable - Preferred Stock	242	242	242
Accrued vacation and payroll	5,671	5,556	5,351
Customer advances	11,231	14,604	6,028
Customer deposits	7,170	6,582	7,514
Regulatory liabilities	8,959	11,161	17,379
Fair value of derivative instruments	22,118	19,791	9,626
Accrued environmental remediation costs	6,562	6,117	1,042
Accrued income and other taxes	1,564	1,274	699
Accumulated deferred income tax	-	156	-
Other	10,764	14,855	8,543
Total Current Liabilities	167,266	159,752	135,623

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	8,974	6,988	8,930
Regulatory liabilities - other	112,122	108,887	113,621
Operating reserves	2,148	2,120	2,102
Fair value of derivative instruments	1,688	-	10,090
Accrued environmental remediation costs	9,407	9,726	1,693
Accrued OPEB costs	53,757	53,055	46,227
Accrued pension costs	95,896	121,911	96,524
Tax reserve	3,174	3,172	11,952
Other	19,564	17,955	17,080
Total Deferred Credits and Other Liabilities	306,730	323,814	308,219

Accumulated Deferred Income Tax	249,430	234,543	208,938

Commitments and Contingencies

Total Capitalization and Liabilities	$1,672,189	$1,602,381	$1,537,333

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$164,898	$-	$444,228
Net income							12,639		12,639
Dividends declared:
On cumulative Preferred Stock							(242)		(242)
On Common Stock to parent - CH Energy Group							(11,000)		(11,000)
Balance at March 31, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$166,295	$-	$445,625

Balance at December 31, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$165,965	$-	$445,295
Net income							16,733		16,733
Dividends declared:
On cumulative Preferred Stock							(242)		(242)
Balance at March 31, 2012	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$182,456	$-	$461,786

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. (“CH Energy Group”) and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation (“Central Hudson”).  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group’s Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group’s non-utility subsidiary, Central Hudson Enterprises Corporation (“CHEC”).  Operating results of CHEC include its wholly owned subsidiary, Griffith Energy Services, Inc. (“Griffith”).  Discontinued operations on CH Energy Group’s Consolidated Statements of Income include the operating results of CHEC’s subsidiaries which were sold in 2011, including Lyonsdale Biomass, LLC (“Lyonsdale”), Shirley Wind, LLC (“Shirley Wind”), CH-Auburn, LLC (“CH-Auburn”) and CH-Greentree, LLC (“CH-Greentree”).  Inter-company balances and transactions have been eliminated in consolidation.  See Note 5 – “Acquisitions, Divestitures and Investments” for further information.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which for regulated public utilities, includes specific accounting guidance for regulated operations.  For additional information regarding regulatory accounting, see Note 2 – “Regulatory Matters.”

Pending Merger with Fortis Inc.

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.

Unaudited Financial Statements

The accompanying Consolidated Financial Statements of CH Energy Group and Financial Statements of Central Hudson are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  These unaudited quarterly Financial Statements do not contain all footnote disclosures concerning accounting policies and other matters which would be included in annual Financial Statements and, accordingly, should be read in conjunction with the audited Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2011 (the “Corporations’ 10-K Annual Report”).

CH Energy Group’s and Central Hudson’s balance sheet as of March 31, 2011 is not required to be included in this Quarterly Report on Form 10-Q; however, this balance sheet is included for supplemental analysis purposes.

Reclassification

Certain amounts in the 2011 Financial Statements have been reclassified to conform to the 2012 presentation.  For more information regarding reclassification of discontinued operations, see Note 5 – “Acquisition, Divestitures and Investments.”

Revenue Recognition

CH Energy Group’s deferred revenue balances as of March 31, 2012, December 31, 2011 and March 31, 2011 were $3.9 million, $4.8 million and $3.9 million, respectively.  The deferred revenue balance will be recognized in CH Energy Group’s operating revenues over the 12-month term of the respective customer contract.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials & Supplies

The following is a summary of CH Energy Group’s and Central Hudson’s inventories (In Thousands):

	CH Energy Group			Central Hudson
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2012	2011	2011	2012	2011	2011
Natural gas	$7,322	$11,711	$5,467	$7,322	$11,711	$5,467
Petroleum products and propane	2,115	3,422	2,284	-	494	519
Fuel used in electric generation	286	285	266	286	285	266
Materials and supplies	9,966	9,696	9,908	8,781	8,547	8,658
Total	$19,689	$25,114	$17,925	$16,389	$21,037	$14,910

Depreciation and Amortization
Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  These depreciation rates include a charge for the cost of future removal and retirement of fixed assets.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $53.3 million, $52.6 million, and $52.5 million of cost of removal as regulatory liabilities as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively.  This liability represents the portion of the cost of removal charge in excess of the amount reported as an Asset Retirement Obligation under GAAP.

See Note 6 - “Goodwill and Other Intangible Assets” for further discussion of amortization of intangibles (other than goodwill).

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group’s Common Stock, earnings for CH Energy Group are reduced by the Preferred Stock dividends of Central Hudson.

The average dilutive effect of CH Energy Group’s stock options, performance shares and restricted shares are as follows:

	Three Months Ended
	March 31,
	2012	2011
Shares	260,259	193,449

Certain stock options are excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock.  There were no options excluded during the three months ended March 31, 2012 or 2011.

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

	March 31, 2012
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges (In Thousands)	$28,550	$5,480

(1)	Balance included in CH Energy Group's Consolidated Balance Sheet.

Management is not aware of any existing condition that would require payment under the guarantees.

Common Stock Dividends

On March 28, 2012, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share payable May 1, 2012, to shareholders of record as of April 10, 2012.

CH Energy Group’s ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC’s limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation, Central Hudson was restricted to a maximum payment of $44.6 million in dividends to CH Energy Group for the year ended December 31, 2011.  Central Hudson’s dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below “BBB+” by more than one rating agency if the stated reason for the downgrade is related to any of CH Energy Group’s or Central Hudson’s affiliates.  Further restrictions are imposed for any downgrades below this level.  For the first quarter of 2012, Central Hudson did not declare dividends to parent CH Energy Group.  CH Energy Group’s other subsidiaries do not have express restrictions on their ability to pay dividends.

NOTE 2 – Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson’s regulatory assets and liabilities (In Thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$2,892	$10,775	$4,985
Deferred unrealized losses on derivatives	22,118	19,791	9,558
PSC General and Temporary State Assessment and carrying charges	11,547	8,123	12,286
RDM and carrying charges	3,068	791	-
Residual natural gas deferred balances	4,554	4,554	4,554
Deferred debt expense on re-acquired debt	628	625	632
Deferred and accrued costs - MGP site remediation and carrying charges	4,586	4,577	4,504
Other	290	290	290
	49,683	49,526	36,809
Long-term:
Deferred pension costs	151,737	159,020	134,199
Deferred unrealized losses on derivatives	1,688	-	10,090
Carrying charges - pension reserve	6,158	4,986	2,068
Deferred and accrued costs - MGP site remediation and carrying charges	13,459	14,260	4,894
Deferred debt expense on re-acquired debt	5,172	5,332	5,325
Deferred Medicare Subsidy taxes	7,450	7,307	6,885
Residual natural gas deferred balances and carrying charges	8,168	9,829	12,453
Income taxes recoverable through future rates	47,820	42,997	35,972
Energy efficiency incentives	2,719	2,719	-
Deferred storm costs and carrying charges	15,178	15,416	-
Other	11,747	12,134	8,382
	271,296	274,000	220,268
Total Regulatory Assets	$320,979	$323,526	$257,077

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$74	$1,107	$4,931
RDM and carrying charges	-	-	3,198
Income taxes refundable through future rates	5,120	5,062	5,128
Deferred unbilled gas revenues	3,765	4,992	4,122
	8,959	11,161	17,379
Long-term:
Customer benefit fund	2,566	2,623	3,403
Deferred cost of removal	53,335	52,565	52,517
Rate Base Impact of Tax Repair Project and carrying charges	8,083	9,413	9,632
Excess electric depreciation reserve and carrying charges	2,688	2,678	4,004
Deferred unrealized losses on derivatives	-	931	-
Income taxes refundable through future rates	33,769	29,648	26,099
Deferred OPEB costs	8,974	6,988	8,930
Carrying charges - OPEB reserve	6,482	5,405	2,476
Other	5,199	5,624	15,490
	121,096	115,875	122,551
Total Regulatory Liabilities	$130,055	$127,036	$139,930

Net Regulatory Assets	$190,924	$196,490	$117,147

The significant new regulatory assets and liabilities include:

Storm Costs:  Central Hudson is authorized to request and the PSC has historically approved deferral accounting for incremental storm restoration costs which meet the following criteria: (1) the expense must be incremental to the amount provided in rates, (2) the incremental costs must be material and extraordinary in nature, and (3) the utility’s earnings are below the authorized rate of return on common equity.  The balance shown for storm costs as of March 31, 2012 relates to the impacts of Tropical Storm Irene as well as a significant snow storm event in late October 2011.  These amounts are based on estimates and assumptions related to storm expense and results of operations for the rate year ended June 30, 2012.  The actual amounts may differ from these estimates resulting in changes in the amount of costs deferred.  Management believes the costs deferred as of March 31, 2012 are probable of future recovery.  See Other Regulatory Matters and PSC Proceedings for further details on these storm events.

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

Other PSC Proceedings

In late August 2011, Central Hudson’s service territory was affected by Tropical Storm Irene, disrupting service to approximately 180,000 customers.  On November 28, 2011, Central Hudson filed a petition with the PSC seeking to defer for future recovery with carrying charges $11.4 million of incremental electric storm restoration expense above the respective rate allowance during the twelve months ended June 30, 2012, which is the second rate year established by the PSC in its approval of a Joint Proposal in Case 09-E-0588.  These incremental costs represent the amount Central Hudson deferred on its books as of October 31, 2011 based on actual costs incurred, bills received and an estimate for bills outstanding.  The Company believes the incremental costs associated with this storm meet the PSC’s criteria for deferral: 1) amount is incremental to the amount in rates; 2) the incremental amount is material and extraordinary in nature; and 3) the utility’s earnings are below the authorized rate of return on common equity.  Central Hudson plans to finalize its measure of materiality and utility earnings based upon the conclusion of the rate year ending June 30, 2012.

On October 29, 2011, Central Hudson experienced an unusual winter storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represents the second extraordinary storm event that has occurred to date within the second rate year established by the PSC in its Rate Plan adopting the terms of a Joint Proposal in Case 09-E-0588.  On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  However, because the petition requests the PSC to deviate from its prior precedents, the amount the PSC may grant could be lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company’s previous requests to defer incremental storm costs.  Approximately $3.7 million and $1.1 million of incremental storm restoration expense associated with this storm was expensed in December 2011 and March 2012, respectively, so that the projected return on common equity for the twelve months ended June 30, 2012 does not exceed the authorized rate of return of ten percent.  Central Hudson plans to finalize its measure of materiality and utility earnings based upon the conclusion of the rate year ending June 30, 2012.

On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS Inc. ("FortisUS"), and Cascade Acquisition Sub Inc. (“Petitioners”), submitted a joint petition to the PSC for approval of the acquisition of CH Energy Group by Fortis Inc. and related transactions.  The petition describes how the acquisition of Central Hudson by Fortis will produce benefits for constituencies that include customers, employees and communities in Central Hudson’s service territory as well as positive public benefits.  The petition categorizes the public benefits into three major areas: 1) FortisUS' commitments and intention to preserve and build on the existing strength of Central Hudson, 2) mitigation of any potential negative aspects of the merger consistent with the PSC’s disposition of specific issues that have arisen in prior utility merger proceedings in New York State and 3) identifiable monetary benefits resulting from assignment of costs to shareholders and cost savings made possible by the merger.  The petition includes proposals and commitments that effectively eliminate any potential risks to Central Hudson’s customers from foreign holding company ownership and rate increase risk.  The petitioners have quantified the economic value of the proposals in the merger to be in excess of $20 million.  Central Hudson believes the merger is in the public interest and should be approved on the basis of the proposals set forth in the petition. No prediction can be made regarding the outcome of the matter at this time.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, including explanations for any new guidance issued in 2012 (except that which is not currently applicable) which is expected to have a material impact on CH Energy Group and its subsidiaries.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Comprehensive Income (Topic 220)	ASU No. 2011-05	Presentation of Comprehensive Income	Jun-11	Jan-12
1	Comprehensive Income (Topic 220)	ASU No. 2011-12	Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income	Dec-11	Jan-12
1	Fair Value Measurements (Topic 820)	ASU No. 2011-04	Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS	May-11	Jan-12
2	Balance Sheet (Topic 210)	ASU No. 2011-11	Disclosures about Offsetting Assets and Liabilities	Dec-11	Jan-13

Impact Key:
(1)
No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries when adopted on the effective date noted.  Additional disclosures have been added or presentation of information modified where required.

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

Other than the uncertain tax position related to the Company’s accounting method change, there are no other uncertain tax positions.  The following is a summary of activity related to uncertain tax positions (In Thousands):

	Three Months Ended March 31,
	2012	2011
Balance at the beginning of the period	$3,172	$11,486
Adjustment related to tax accounting method change	2	466
Balance at the end of the period	$3,174	$11,952

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007 - 2011
New York State	2007 - 2011

(1)   Federal tax filings for the years 2007 - 2010 are currently under audit

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group’s Consolidated Statement of Income (In Thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to CH Energy Group	$14,581	$16,947
Preferred Stock dividends of Central Hudson	242	242
State income tax	408	348
Deferred federal income tax	10,452	9,556
Deferred state income tax	911	746
Income before taxes	$26,594	$27,839

Computed federal tax at 35% statutory rate	$9,308	$9,744
State income tax net of federal tax benefit	1,359	988
Depreciation flow-through	797	788
Cost of Removal	(596)	(457)
Merger Transaction Costs	1,705	-
Production tax credits	-	(35)
Other	(802)	(378)
Total income tax	$11,771	$10,650

Effective tax rate - federal	39.3%	34.3%
Effective tax rate - state	5.0%	4.0%
Effective tax rate - combined	44.3%	38.3%

Merger related transaction costs that are facilitative in nature are considered nondeductible for tax purposes. Merger related transaction costs incurred in the three months ended March 31, 2012 totaling $4.3 million have been determined to be facilitative and therefore nondeductible.  This was the major driver of the increase in the effective tax rate for the three months ended March 31, 2012 as compared to the prior year.

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson’s Statement of Income (In Thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$16,733	$12,639
Deferred federal income tax	9,320	7,287
Deferred state income tax	1,433	962
Income before taxes	$27,486	$20,888

Computed federal tax at 35% statutory rate	$9,620	$7,311
State income tax net of federal tax benefit	1,433	962
Depreciation flow-through	797	788
Cost of Removal	(596)	(457)
Other	(501)	(355)
Total income tax	$10,753	$8,249

Effective tax rate - federal	33.9%	34.9%
Effective tax rate - state	5.2	4.6
Effective tax rate - combined	39.1%	39.5%

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions

During the three months ended March 31, 2012, Griffith acquired fuel distribution companies as follows (Dollars in Thousands):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Quarter Ended	Companies	Price	Assets(1)	Goodwill	Assets
March 31, 2012	1	$275	$265	$240	$10
Total	1	$275	$265	$240	$10

(1) Including goodwill.

Amortizable intangible assets acquired in the current year consist of customer relationships, which will be amortized over a 15-year period, and covenants not to compete, which will be amortized over a 5-year period.  The weighted average amortization period of amortizable intangible assets acquired in the current year is 9 years.

Divestitures

In the first quarter of 2011, Griffith reduced its environmental reserve by $0.6 million based on the completion of an environmental study.  The reserve adjustment related to the 2009 divestiture of operations in certain geographic locations.  As such, income of $0.4 million, net of tax, has been reflected in income from discontinued operations in the CH Energy Group Consolidated Income Statement for the three months ended March 31, 2011.

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
-
On December 29, 2011, the sale of a molecular gate owned by CH-Greentree, which was used to remove nitrogen from landfill gas and was being leased to Greentree Landfill Gas Company, LLC, was completed.

The results of operations of Lyonsdale, Shirley Wind, CH-Auburn and CH-Greentree for the prior period are presented in discontinued operations in the CH Energy Group Consolidated Statement of Income.  Management has elected to include cash flows from discontinued operations of Lyonsdale, Shirley Wind, CH-Auburn and CH-Greentree with those from continuing operations in the CH Energy Group Consolidated Statement of Cash Flows.  The details of each of the sales transactions by investment are as follows (In Thousands):

	CH-Auburn	Shirley Wind	Lyonsdale	CH-Greentree
Assets:
Current Assets	$174	$623	$2,099	$-
Other Assets	-	461	-	-
Property, Plant and Equipment:
Property, plant and equipment	4,667	32,564	10,670	5,500
Less: Accumulated depreciation	626	657	4,191	1,205
Total property, plant and equipment, net	4,041	31,907	6,479	4,295
Assets sold	$4,215	$32,991	$8,578	$4,295

Liabilities:
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

The table below provides additional detail of the financial results of the discontinued operations (In Thousands):

	Three Months Ended March 31,
	2012	2011
Revenues from discontinued operations	$-	$3,445
Income from discontinued operations before tax	-	150
Income tax expense from discontinued operations	-	35

Investments

The value of CHEC's investments as of March 31, 2012 is as follows  (In Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$34,100	$38,169	$72,269
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant	-	-	-
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	-	-
Other	Partnerships and an energy sector venture capital fund	-	2,559	2,559
		$34,100	$40,728	$74,828

As of March 31, 2012, CHEC has two remaining investments in renewable energy – Cornhusker Holdings and CH-Community Wind, both of which are recorded at zero as of March 31, 2012.  See Note 15 – “Other Fair Value Measurements” for further details on the fair value assessments and impairments recorded on these investments.  CHEC also has investments in cogeneration partnerships and an energy sector venture capital fund totaling approximately $2.6 million as of March 31, 2012.  These investments are not considered a part of the core business.  However, management intends to retain these investments at this time.

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill, customer relationships and covenants not to compete associated with acquisitions are included in intangible assets.  In accordance with current accounting guidance related to goodwill and other intangible assets, goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are periodically reviewed for impairment.

In the fourth quarter of 2011, management performed a qualitative assessment of any potential impairment of Griffith’s goodwill.  The last quantitative analysis of impairment was performed as of September 30, 2010, which reflected that the fair value of Griffith exceeded its carrying value by approximately $34.2 million.  Additionally, management believes that no event has occurred which would trigger impairment since the last quantitative test performed.  Based on these factors and other factors considered in its qualitative analysis, management believes that it is more likely than not that the fair market value is more than the carrying value of Griffith and therefore, the first and second steps of the impairment test prescribed in guidance were not necessary.

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	March 31, 2012		December 31, 2011		March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$36,526	$24,188	$36,517	$23,571	$35,341	$21,801
Covenants not to compete	377	151	361	134	256	105
Total Amortizable Intangibles	$36,903	$24,339	$36,878	$23,705	$35,597	$21,906

	Three Months Ended March 31,
	2012	2011
Intangibles Amortization Expense (In Thousands)	$634	$597

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is approximately $1.7 million.

NOTE 7 – Short-Term Borrowing Arrangements

CH Energy Group and Central Hudson borrowings under its committed and uncommitted short-term borrowing arrangements are as follows (In Thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
CH Energy Group Holding Company Short-term borrowings	$32,000	$5,000	$16,500
Central Hudson Short-term borrowings	59,000	1,500	-
Intercompany borrowing	(20,000)	-	-
Total CH Energy Group	$71,000	$6,500	$16,500

The corresponding weighted average effective interest rates for the short-term borrowings as of March 31, 2012, December 31, 2011 and March 31, 2011 were 1.12%, 0.72% and 0.65%, respectively.

Central Hudson’s short-term borrowings include $36 million undertaken at the end of the first quarter of 2012 from uncommitted lines of credit to fund the repayment of maturing debt on March 28, 2012.

On March 30, 2012, Central Hudson finalized its issuance of Series G Medium Term Notes and the $36 million of short-term borrowings from uncommitted lines of credit were paid on April 2, 2012.

From time to time Central Hudson borrows from its parent CH Energy Group on an intercompany demand note.  These are one-month loans at a market rate equivalent to that available under Central Hudson's revolving credit agreement.  On March 31, 2012 the outstanding balance under this program was $20 million.

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

Effective July 31, 2007, CH Energy Group’s Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the “Repurchase Program”), which was originally authorized in 2002.  As amended, the Repurchase Program authorized the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of CH Energy Group’s outstanding Common Stock, from time to time, through July 31, 2012.  As of March 31, 2012, CH Energy Group had purchased 948,676 shares under the Repurchase Program.

As part of this Repurchase Program, on August 16, 2011, CH Energy Group implemented an accelerated share repurchase program (“ASR”) providing for the repurchase by CH Energy Group of a number of shares with a value as of the date of the agreement of $30 million.  CH Energy Group paid $30 million and received 554,017 shares on August 17, 2011, which represented 100% of the total number of shares CH Energy Group would have received if the price per share of the Common Stock had remained at the closing price on August 16, 2011 of $54.15 per share throughout the remainder of the calculation period under the program.

Following the announcement of the proposed acquisition of CH Energy Group by Fortis on February 21, 2012, the agent, under the agreement controlling the ASR program, elected to terminate the agreement as of February 21, 2012.  As a result of the termination, CH Energy Group paid an additional $3 million to the agent in final settlement of the ASR program.  There was no change in the number of shares purchased.

Subsequent to March 31, 2012, no additional shares have been purchased under the Repurchase Program.  CH Energy Group does not intend to purchase additional shares under the Program during the remainder of 2012.  The shares repurchased by CH Energy Group have not been retired or cancelled, and the repurchases accordingly have been presented as an increase to treasury stock in CH Energy Group’s Consolidated Balance Sheet.

Effective July 1, 2011, employer matching contributions to an eligible employee’s Savings Incentive Plan (“SIP”) could be paid in either cash or in CH Energy Group Common Stock and CH Energy Group chose to meet its matching obligation in Common Stock.  As of March 1, 2012 the Company has been providing cash for all of its matching obligations, except for matching associated with classified employees of Central Hudson.  The classified employees will continue to receive matching in CH Energy Group Common Stock.  As of March 31, 2012, 38,058 shares were issued from treasury related to the employer matching contribution, of which 18,502 were issued during the first quarter of 2012.

On April 16, 2012, Central Hudson Gas & Electric Corporation called for redemption on May 18, 2012 of two of its four outstanding series of preferred stock.

Registered holders of Cumulative Preferred Stock, Series D (4.35%) will receive $102.00 per share plus accrued and unpaid dividends in the amount of $0.57 per share, for a total redemption price of $102.57 per share.  Registered holders of 4.96% Cumulative Preferred Stock, Series E will receive $101.00 per share plus accrued and unpaid dividends in the amount of $0.65 per share, for a total redemption price of $101.65 per share.  The redemption will be funded with the proceeds from the sale of  Medium Term Notes issued on March 30, 2012.  See Note 9 – “Capitalization – Long-Term Debt” for further information.

There were no repurchases of preferred stock in the three months ended March 31, 2012 and 2011.

Through March 31, 2012, Central Hudson had made no dividend payments in 2012 to parent CH Energy Group.  Central Hudson made $11 million of dividend payments to parent CH Energy Group in the three months ended March 31, 2011.

NOTE 9 – Capitalization – Long-Term Debt

On March 30, 2012, Central Hudson issued $48.0 million of its Series G registered unsecured Medium Term Notes.  The notes bear interest at the rate of 4.776% per annum on a principal amount of $48.0 million and mature on April 1, 2042.

The proceeds from the sale of the Notes were used by Central Hudson to refinance $36.0 million of its 6.64% Series D Medium Term Notes that matured on March 28, 2012, and will be used to redeem its Cumulative Preferred Stock, Series D, with an aggregate redemption price of $6.1 million, and its 4.96% Cumulative Preferred Stock, Series E, with an aggregate redemption price of $6.1 million.  See Note 8 – “Capitalization – Common and Preferred Stock” for further information.

NYSERDA

Central Hudson’s outstanding Series B NYSERDA Bonds total $33.7 million at March 31, 2012.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and therefore do not impact earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B Bonds, on March 28, 2012, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2014.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  The new rate cap replaces an expiring rate cap with substantially similar terms.  See Note 14 – “Accounting for Derivative Instruments and Hedging Activities” for fair value disclosures related to this instrument.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its Series B NYSERDA Bonds.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

NOTE 10 – Post-Employment Benefits

Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans.  Central Hudson pension benefits include a Retirement Income Plan (“RIP”) and a non-qualified Supplemental Executive Retirement Plan (“SERP”).

In its Orders, the PSC has authorized deferral accounting treatment for any variations between actual pension and OPEB expense and the amount included in the current delivery rate structure.  As a result, post-retirement benefit plans at Central Hudson do not have any impact on earnings.  The following information is provided in accordance with current accounting requirements.

The following are the components of Central Hudson’s net periodic benefit costs for its pension and other post-employment benefit (“OPEB”) plans for the three months ended March 31, 2012 and 2011 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$2,741	$2,448	$644	$673
Interest cost	6,177	6,537	1,662	1,732
Expected return on plan assets	(6,768)	(6,860)	(1,734)	(1,711)
Amortization of:
Prior service cost (credit)	501	536	(1,466)	(1,466)
Transitional obligation	-	-	641	641
Recognized actuarial loss	5,788	6,523	2,326	2,688
Net Periodic Benefit Cost	$8,439	$9,184	$2,073	$2,557

(1)	The OPEB amounts for all periods presented reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

The balance of Central Hudson's accrued pension costs (i.e., the under-funded status) is as follows (In Thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Accrued pension costs	$96,547	$122,562	$97,195

These balances include the difference between the projected benefit obligation (“PBO”) for pensions and the market value of the pension assets, and the liability for the non-qualified SERP.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Prefunded pension costs prior to funding status adjustment	$49,996	$30,270	$33,280
Additional liability required	(146,543)	(152,832)	(130,475)
Total accrued pension costs	$(96,547)	$(122,562)	$(97,195)
Total offset to additional liability - Regulatory assets - Pension Plan	$146,543	$152,832	$130,475

Gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson has PSC approval to record regulatory assets rather than adjusting comprehensive income to offset the additional liability.

Contribution levels for the RIP and OPEB plans are determined by various factors including the discount rate, expected return on plan assets, benefit changes, and corporate resources.  In addition, OPEB plan contribution levels are also impacted by medical claims assumptions used and mortality assumptions used.

Contributions for the three months ended March 31, 2012 and 2011 were as follows (In Thousands):

	Retirement Income Plan		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Contributions	$28,000	$8,000	$-	$-

Retirement Plan Policy and Strategy

Central Hudson’s Retirement Plan investment policy seeks to achieve long-term growth and income to match the long-term nature of its funding obligations. Management has transitioned to a liability-driven investment (“LDI”) strategy for its pension plan assets.  Management’s objective is to reduce the plan’s funded status volatility and the level of contributions by more closely aligning the characteristics of plan assets with liabilities.

Asset allocation targets in effect for the three months ended March 31, 2012 as well as actual asset allocations as of March 31, 2012 and December 31, 2011 expressed as a percentage of the market value of the Retirement Plan’s assets, are summarized in the table below:

Asset Class	March 31, 2012	Minimum	Target Average	Maximum	December 31, 2011
Equity Securities	52.1%	45%	50%	55%	35.8%
Debt Securities	46.7%	45%	50%	55%	54.4%
Other(1)	1.2%	-%	-%	-%	9.8%

(1)	Consists of temporary cash investments, as well as receivables for investments sold and interest, and payables for investments purchased, which have not settled as of that date.

The above asset allocations as of March 31, 2012 reflect the successful completion of the transition to a LDI strategy resulting in an asset allocation of approximately 50% equity and 50% long duration fixed income assets. The asset allocations as of December 31, 2011 were driven by the on-going transition and were compounded by 2011 market activity. In 2011, a reduction in interest rates made the long duration bonds held in debt securities more valuable and a decrease in stock price performance reduced the value of the pension plan’s equity investments. Due to market value fluctuations, RIP assets will require rebalancing from time to time to maintain the target asset allocation.  Management is currently monitoring ongoing market activity and the impact on the pension plan asset allocations to determine if a rebalancing will be necessary.

Central Hudson cannot assure that the RIP’s return objectives or funded status objectives will be achieved.

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

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 and 2011 Plans are as follows:
			Performance Shares
	Grant Date	Performance	Outstanding at
Grant Date	Fair Value	Shares Granted	March 31, 2012
January 26, 2009	$49.29	36,730	28,060
February 8, 2010	$38.62	48,740	43,220
February 7, 2011	$49.77	40,320	40,320
February 6, 2012	$56.15	39,440	39,440

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

Performance shares granted January 26, 2009, and shown as outstanding as of March 31, 2012 in the table above, are expected to be paid out in May 2012.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of March 31, 2012:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at March 31, 2012
January 26, 2009	Shares	2,930	$49.29	End of 3 years	-	(1)
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	8,625
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(2)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	2,000
February 7, 2011	Shares	1,500	$49.77	1/3 each year in Years 3, 4 and 5	1,500
February 7, 2011	Shares	2,230	$49.77	End of 3 years	2,230
February 6, 2012	Shares	2,170	$56.15	End of 3 years	2,170

(1)
The vesting of 250 shares was accelerated upon a change in control for an individual resulting from the sale of certain assets of Griffith and the vesting of 360 shares was accelerated as approved by the Board of Directors.  The remaining 2,320 shares vested on January 26, 2012.

(2)	The vesting of 405 shares was accelerated as approved by the Board of Directors.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the three months ended March 31, 2012 and 2011 (In Thousands):

	CH Energy Group		Central Hudson
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Performance shares	$1,538	$690	$525	$570
Restricted shares and stock units	$114	$112	$65	$66
Recognized tax benefit of restricted shares and stock units	$46	$46	$26	$26

Compensation expense for performance shares is recognized over the three year performance period based on the fair value of the awards at the end of each reporting period and the time elapsed within each grant's performance period.  The fair value of performance shares is determined based on the shares' current market value at the end of each reporting period, estimated forfeitures for each grant, and expected payout based on management's best estimate including analysis of historical performance in accordance with the defined metrics of each grant.  Compensation expense is recorded as performance shares are earned over the relevant three-year life of the performance share grant prior to its award.  The portion of the compensation expense related to an employee who retires during the performance period is the amount recognized up to the date of retirement.

Compensation expense for restricted shares and stock options is recognized over the defined vesting periods based on the grant date fair value of the awards.  Stock option expense recognized over the three months ended March 31, 2012 and 2011 was not material.

 CH Energy Group compensation expense related to performance share awards increased during the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of the increased price per share of CH Energy Group common stock.  The market price of CH Energy Group stock increased approximately $8 per share immediately following the February 21, 2012 announcement that CH Energy Group entered into a merger agreement with Fortis.  CH Energy Group’s equity-based compensation expense for the three months ended March 31, 2012 included approximately $0.9 million attributable to the increase in stock price on outstanding performance share awards, which has been recognized at the holding company as a transaction cost resulting from the proposed acquisition of CH Energy Group by Fortis and not allocated to its subsidiaries.

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

On June 30, 2010 and September 9, 2010, Central Hudson entered into agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.  The electricity purchased under these current contracts with Entergy is estimated to represent approximately 13% of Central Hudson’s full-service customer requirements on an annual basis.  For the three months ended March 31, 2011, energy supplied under this agreement cost approximately $4.4 million.  For the three months ended March 31, 2012, energy supplied under this agreement cost approximately $5.2 million.

In the event the above noted counterparty is unable to fulfill its commitment to deliver under the terms of the agreements, Central Hudson would obtain the supply from the New York Independent System Operator ("NYISO") market, and under Central Hudson’s current ratemaking treatment, recover the full cost from customers.  As such, there would be no impact on earnings.

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

Central Hudson and its predecessors owned and operated manufactured gas plants (“MGPs”) to serve their customers’ heating and lighting needs. These plants manufactured gas from coal and oil beginning in the mid to late 1800s with all sites ceasing operations by the 1950s. This process produced certain by-products that may pose risks to human health and the environment.

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

•
Post-Remediation Monitoring – Entails the operation, maintenance, and monitoring (“OM&M”) as directed by the DEC based on the approved final report of remediation.  The activities are typically defined in a Site Management Plan (“SMP”), which is approved by the DEC.  The extent of activities during this phase may increase or decrease based on the results of ongoing monitoring being performed and future potential usage of the property.

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

The status of the seven MGP sites, for which the DEC has put Central Hudson or its predecessors on notice, are as follows:

➢	Site #1 – Beacon (NY) – Post-Remediation Monitoring Complete
-	SMP submitted to DEC and release letter for the site expected.
-	No further costs expected and no amounts accrued as of March 31, 2012 related to this site.
-
If the building at this site were to be removed, further investigation and testing would be required related to the soil under the building, which may require additional remediation.  Management cannot currently estimate the costs that may be incurred related to this.

➢	Site #2 – Newburgh (NY) – Post-Remediation In Progress
-	DEC to provide comments on CCR.
-	As of March 31, 2012, amounts accrued represent an estimate of costs for OM&M and execution of the draft SMP.
-
Central Hudson is retiring and removing propane air facilities located on Area A.  Once removed, additional investigation and testing will be required, which may require additional remediation.  Management cannot currently estimate the costs that may be incurred related to this additional investigation and testing.

➢	Site #3 – Laurel Street (Poughkeepsie, NY) – Post-Remediation In Progress
-	CCR approved by the DEC in 2010.
-	As of March 31, 2012, amounts accrued represent an estimate of costs for OM&M.
➢	Site #4 – Catskill (NY) – Remedial Design in Progress
-	RAA Report approved by the DEC in July 2011 and Remedial Design is in progress.
-	Once the Remedial Design is approved by DEC, remediation is anticipated to commence during the summer of 2012.
-	As of March 31, 2012, amounts accrued represent an estimate of costs to complete the RD, remediation, and OM&M.
➢	Site #5 – North Water Street (Poughkeepsie, NY) – RAA in progress
-	RI report approved by the DEC.
-	Further investigation and analysis being performed in connection with the development of the RAA.
-	Upon approval of the RAA, the RD will be completed, followed by remediation.
-
As of March 31, 2012, DEC approved an Interim Remedial Measure ("IRM") associated with the southern portion of this site.  This IRM is being performed in conjunction with a public benefit project to construct a pedestrian pathway and elevator as proposed by the Walkway Over The Hudson, a not for profit organization based in Poughkeepsie, NY.

-
As of March 31, 2012, amounts accrued represent an estimate for completion of the RAA and RD as well as the estimated cost of the IRM.  Management cannot estimate the cost for the remaining physical remediation or any post-remediation until the RAA is complete.

➢	Site #6 – Kingston (NY) – Investigation in Progress
-	Continuing RI at this site.
-	Upon completion of RI, RAA and RD will be developed, followed by remediation.
-
As of March 31, 2012, amounts accrued represent an estimate of costs to complete the RI, RAA and the RD.  Management cannot estimate the cost for physical remediation or any post-remediation until the RAA is complete.

➢	Site #7 – Bayeaux Street (Poughkeepsie, NY) – No action required
-	No further investigation or remedial action is currently required. However, per the DEC this site still remains on the list for potential future investigation.

A summary of information for sites #1 through #6 are detailed in the chart below (In Thousands):

Site #	Liability Recorded as of 12/31/11	Amounts Spent in 2012(1)	Liability Adjustment	Liability Recorded as of 3/31/12	Current Portion of Liability at 3/31/12	Long-Term Portion of Liability at 3/31/12
1, 2, 3, 4	$14,590	$88	$(35)	$14,467	$5,359	$9,108
5, 6	1,253	121	370	1,502	1,203	299
	$15,843	$209	$335	$15,969	$6,562	$9,407

(1)	Amounts spent in 2012 as shown above do not include legal fees of approximately $7 thousand.

Sites #1 through #4 include estimates for costs through remediation and post-remediation monitoring as these sites are within stages where estimates have been developed for these activities.  Sites #5 and #6 include estimates based on the latest forecast of activities at these sites in connection with preliminary investigations, site testing and development of remediation alternative analysis and remedial design only for these sites.  The accrual as of March 31, 2012 for site #5 also includes an estimate for the IRM approved by the DEC related to a portion of the site.  No amounts have been recorded in connection with physical remediation or post-remediation monitoring for site #6, and these amounts will likely represent the significant portion of the total cost to remediate and monitor post-remediation.  Prior to the completion of the RAA, management cannot reasonably estimate what cost, if any, will be incurred for remediation or post-remediation activities.

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

Central Hudson expects to recover its remediation costs from its customers.  The current components of this recovery include:
-	Current Rate Order includes recovery from customers of $13.6 million over the three year settlement period ending June 30, 2013.
-	As part of the 2010 Rate Order, Central Hudson maintained previously granted deferral authority and subsequent recovery for amounts spent over the rate allowance.
-
Total MGP Site Investigation and Remediation costs recovered through rates and other regulatory mechanisms from July 1, 2007 through March 31, 2012 was approximately $21.0 million, with $1.2 million recovered in the three months ended March 31, 2012.

-	The total spent in the three months ended March 31, 2012 related to site investigation and remediation was approximately $0.3 million.
-
The regulatory asset balance as of March 31, 2012 was $18.0 million, which represents the difference between amounts spent or currently accrued as a liability and the amounts recovered through rate allowance.

-
Upon completion of investigation at sites #5 and #6, when remediation and post-remediation costs will be able to be reasonably estimated and therefore will be recorded as a liability, this regulatory asset balance will likely increase significantly.  Management projects that the investigation at these sites will likely be completed within the next two years.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for the costs of any liabilities.  Certain of these insurers have denied coverage.  In addition to the rate allowance amounts noted above, Central Hudson recovered approximately $1.6 million from insurance. There were no amounts recovered in the first quarter of 2012.  However, we do not expect insurance recoveries to offset a meaningful portion of total costs.

•	Little Britain Road property owned by Central Hudson

In 2000, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement (“VCA”) whereby Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling.  Central Hudson believes that it has fulfilled its obligations under the VCA and should receive the release provided for in the VCA, but the DEC has proposed that additional ground water work be done to address groundwater sampling results that showed the presence of certain contaminants at levels exceeding DEC criteria.  Central Hudson believes that such work is not necessary and has completed a soil vapor intrusion study showing that indoor air at the facility met Occupational Safety and Health Administration (“OSHA”) and NYSDOH standards.  In addition, in 2008, it also installed an indoor air vapor mitigation system that continues to operate.

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

Central Hudson owns and operates a maintenance and warehouse facility located in Lloyd, NY.  In the course of Central Hudson’s recent hazardous waste permit renewal process for this facility, sediment contamination was discovered within the wetland area across the street from the main property.  In cooperation with NYSDEC, Central Hudson continues to investigate the nature and extent of the contamination.  Based on e-mail correspondence received from NYSDEC on April 6, it is likely that continued investigation will occur during 2012.  The extent of the contamination as well as the timing and costs for any future remediation efforts cannot be reasonably estimated at this time.

•	Asbestos Litigation

As of March 31, 2012, of the 3,330 asbestos cases brought against Central Hudson, 1,158 remain pending.  Of the cases no longer pending against Central Hudson, 2,017 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson’s experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

CHEC

During the three months ended March 31, 2012, Griffith spent $0.2 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith’s reserve for environmental remediation is $1.7 million as of March 31, 2012, of which $0.5 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith’s indemnification obligation is subject to a number of limitations, including a five-year limitation within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith’s liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith’s obligation to indemnify the purchaser for breaches of many of Griffith’s representations and warranties and for certain environmental liabilities.  In 2009, the Company reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  To date, Griffith has paid approximately $1.0 million under its environmental remediation cost obligation.  In the first quarter of 2011, Griffith reduced the reserve by $0.6 million based on the completion of an environmental study.  The balance as of March 31, 2012 related to the divestiture is $1.0 million.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

Certain Litigation Related to the Fortis Transaction

Following the announcement of the proposed acquisition of CH Energy Group by Fortis on February 21, 2012, several complaints were filed by purported CH Energy Group shareholders in the Supreme Court of the State of New York, County of New York (the “New York County Court”) and the Supreme Court of the State of New York, County of Dutchess, challenging the proposed merger.  The Dutchess County actions have been transferred to the New York County Court, and all actions have been joined under the master caption In re CH Energy Group, Inc. Shareholder Litigation, Index No. 775,000/2012.

On April 9, 2012, a master amended complaint was filed in the joined litigation.  The master amended complaint, which was filed on behalf of a putative class of CH Energy Group public shareholders, names as defendants CH Energy Group, its directors, Fortis, FortisUS, and Cascade Acquisition Sub, Inc. and generally alleges that the individual defendants breached their fiduciary duties in connection with the proposed transaction and that the entity defendants aided and abetted that breach.  The master amended complaint further alleges that the preliminary proxy filed in connection with the proposed transaction with Fortis contains material misstatements and omissions.  The master complaint seeks, among other things, an order preliminarily and permanently enjoining the proposed transaction with Fortis, damages, and plaintiffs’ expenses.

The outcome of these lawsuits is uncertain.  An adverse judgment for monetary damages could have a material adverse effect on the operations of the surviving company after the completion of the merger.  A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the transaction.  The defendants intend to vigorously defend themselves against the lawsuits.

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2012
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$129,272	$55,850	$88,950	$-	$-		$274,072
Intersegment revenues	3	90	-	-	(93)		-
Total revenues	129,275	55,940	88,950	-	(93)		274,072
Operating income (loss)	20,125	12,479	4,947	(5,250)	-		32,301
Interest and investment income	1,810	336	-	698	(684	) (1)	2,160
Interest charges	5,716	1,539	696	535	(684	) (1)	7,802
Income (loss) before income taxes	16,224	11,262	4,268	(5,161)	-		26,594
Net Income (Loss) Attributable to CH Energy Group	10,278	6,213	2,518	(4,429)	-		14,581
Segment assets at March 31	1,292,259	379,930	109,457	14,742	-		1,796,388

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$154,570	$75,482	$96,920		$-	$-		$326,972
Intersegment revenues	4	166	-		-	(170)		-
Total revenues	154,574	75,648	96,920		-	(170)		326,972
Operating income (loss)	14,674	11,902	7,498		(72)	-		34,002
Interest and investment income	1,413	453	-		754	(754	) (1)	1,866
Interest charges	5,857	1,517	753		849	(754	) (1)	8,222
Income (loss) before income taxes	10,083	10,805	6,816		(15)	-		27,689
Net Income (Loss) Attributable to CH Energy Group	6,033	6,364	4,392	(3)	158 (2)	-		16,947
Segment assets at March 31	1,182,116	355,217	115,816		90,581	(2,553)		1,741,177

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes net loss from discontinued operations of $256.
(3)	Includes net income from discontinued operations of $371.

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

On March 18, 2011, Central Hudson entered into a total return master swap agreement with Bank of America with the intent to enter into future swap contracts to exchange total returns on CH Energy Group, Inc. common stock for fixed payments to Bank of America.  The purpose is to reduce the volatility to earnings from phantom shares under CH Energy Group’s Directors and Executives Deferred Compensation Plan.  Based on the terms and conditions of the swap agreement, the fair value of the swaps are designated as Level 2 within the fair value hierarchy.  Quarterly valuations are made on the last business day of the quarter, at which time a net cash settlement will be recorded.  Therefore the fair value of these outstanding contracts at any quarter-end is not expected to be material.  On March 30, 2012, the swap settled resulting in income of $0.6 million, and the notional amount of the swap to be valued at June 29, 2012 was re-priced.  The proceeds will be used to offset future obligations under CH Energy Group’s Directors and Executives Deferred Compensation Plan.

Derivative activity related to Griffith’s heating oil contracts is not material.

The percentage of Central Hudson’s electric and gas requirements hedged by derivative contracts is as follows:

Central Hudson	% of Requirement Hedged (1)
Electric Derivative Contracts:
April 2012 – December 2012	37.5%
2013	6.9%
2014	6.9%
Natural Gas Derivative Contracts:
November 2012 – March 2013	3.5%

(1)  Projected coverage as of March 31, 2012.

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

To help limit the credit exposure of their derivatives, both Central Hudson and Griffith have entered into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Of the eighteen total agreements held by both companies, eleven contain credit-risk related contingent features.  As of March 31, 2012, there were two open derivative contracts in liability positions under these twelve master netting agreements containing credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on March 31, 2012 if the contingent features were triggered, are summarized in the table below.

Contingent Contracts
(Dollars In Thousands)

	As of March 31, 2012
Triggering Event	# of Contracts in a Liability Position Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Credit Rating Downgrade (to below BBB-)	2	$212	$212
Adequate Assurance(1)	-	-	-
Total Central Hudson	2	$212	$212

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	-	$-	$-
Adequate Assurance(1)	-	-	-
Total Griffith	-	$-	$-

Total CH Energy Group	2	$212	$212

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On March 31, 2012, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

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

Gross Fair Value of Derivative Instruments

Derivative contracts are measured at fair value on a recurring basis.  As of March 31, 2012, December 31, 2011 and March 31, 2011, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level are as follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012
Assets:
Derivative Contracts:
Griffith - heating oil	$9	$9	$-	$-
Total CH Energy Group Assets	$9	$9	$-	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(23,792)	$-	$-	$(23,792)
Central Hudson - natural gas	(14)	(14)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(23,806)	$(14)	$-	$(23,792)

As of December 31, 2011
Assets:
Derivative Contracts:
Central Hudson - electric	$931	$-	$-	$931
Central Hudson - total return swap	320	-	320	-
Total Central Hudson Assets	$1,251	$-	$320	$931

Griffith - heating oil	$29	$29	$-	$-
Total CH Energy Group Assets	$1,280	$29	$320	$931

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(17,761)	$-	$-	$(17,761)
Central Hudson - natural gas	(2,030)	(2,030)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(19,791)	$(2,030)	$-	$(17,761)

As of March 31, 2011
Assets:
Derivative Contracts:
Central Hudson - natural gas	$68	$68	$-	$-
Total Central Hudson Assets	$68	$68	$-	$-

Griffith - heating oil	$39	$-	$-	$-
Total CH Energy Group Assets	$107	$68	$-	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(19,716)	$-	$-	$(19,716)
Total CH Energy Group and Central Hudson Liabilities	$(19,716)	$-	$-	$(19,716)

Central Hudson obtains forward pricing for level 3 derivatives from CME Group, an independent third party provider of derivative pricing. Significant unobservable inputs utilized by CME Group in their pricing model are bi-lateral contracts and projected activity of certain major participants. Generally, a change in any of the underlying assumptions would result in a positively correlated change in fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended
	March 31,
	2012	2011
Balance at Beginning of Period	$(16,830)	$(23,872)
Unrealized gains (losses)	(6,962)	4,156
Realized losses	(7,654)	(1,671)
Purchases	-	-
Issuances	-	-
Sales and settlements	7,654	1,671
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(23,792)	$(19,716)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

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

For the three months ended March 31, 2012 and 2011, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson derivatives on the statements of income (In Thousands):

	Amount of Gain (Loss) Recognized as Increase/(Decrease) in the Income Statement
	Three Months Ended March 31,
	2012	2011	Location of Gain (Loss)
Central Hudson:
Electricity swap contracts	$(7,654)	$(1,671)	Regulatory asset(1)
Natural gas swap contracts	(2,406)	(1,385)	Regulatory asset(1)
Total return swap contracts	617	-	Other-net
Total Central Hudson	$(9,443)	$(3,056)

Griffith:
Heating oil call option contracts	$30	$81	Purchased petroleum
Griffith other derivative financial instrument	-	-	Purchased petroleum
Total Griffith	$30	$81

Total CH Energy Group	$(9,413)	$(2,975)

(1)
Realized gains and losses on Central Hudson’s derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

NOTE 15 – Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 – “Accounting for Derivative Instruments and Hedging Activities”, CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets, including the investments of CH Energy Group’s Directors and Executives Deferred Compensation Plan.  The following table summarizes the amount reported at fair value related to these assets as of March 31, 2012, December 31, 2011 and March 31, 2011 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012:
Other investments	$2,438	$2,438	$-	$-
As of December 31, 2011:
Other investments	$2,605	$2,605	$-	$-
As of March 31, 2011:
Other investments	$4,018	$4,018	$-	$-

As of March 31, 2012, December 31, 2011 and March 31, 2011, a portion of the trust assets for the funding of CH Energy Group’s Directors and Executives Deferred Compensation Plan are invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.  These amounts are included in the line titled “Other investments” within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.

CHEC recorded a reserve against the full balance of its $10 million note receivable from Cornhusker Holdings in the third quarter of 2010.  An impairment analysis was performed and based on this analysis, the present value of the after-tax projected cash flows indicate that there are insufficient funds to repay the subordinated debt to CHEC after payments to the senior creditors are satisfied. As of March 31, 2012, management believes the fair value of this note receivable remains at zero and therefore appropriately reserved.

In the third quarter of 2011, CHEC recorded an impairment loss for the full value of its investment in CH-Community Wind.  An impairment analysis was performed and based on this analysis, the present value of the after-tax projected cash flows using a market participant’s expected return, is insufficient for CHEC to recovery any of its investment.  As of March 31, 2012, management believes the fair value of this investment remains at zero.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents:  Carrying amount (Level 1)

Long-term Debt:  Quoted market prices for the same or similar issues (Level 2)

Notes Payable:  Carrying amount (Level 2)

Long-term Debt Maturities and Fair Value - CH Energy Group
(Dollars in Thousands)

	Fixed Rate		Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of March 31, 2012:
2012	$1,006	6.86%	$-	-%
2013	31,076	6.92	-	-
2014	21,650	5.45	-	-
2015	1,230	6.86	-	-
2016	9,315	3.39	-	-
Thereafter	397,031	5.17	33,700	0.37
Total	$461,308	5.37%	$33,700	0.37%	$495,008	5.07%

Fair Value	$545,959		$33,700		$579,659

As of December 31, 2011:
2012	$37,006	6.71%	$-	-%
2013	31,076	6.92	-	-
2014	21,650	5.45	-	-
2015	1,230	6.86	-	-
2016	9,315	3.39	-	-
Thereafter	349,032	5.23	33,700	0.37
Total	$449,309	5.55%	$33,700	0.37%	$483,009	5.22%

Fair Value	$504,135		$33,700		$537,835

As of March 31, 2011:
2011	$941	6.86%	$-	-%
2012	37,007	6.71	-	-
2013	31,076	6.92	-	-
2014	41,650	6.02	-	-
2015	1,230	6.86	-	-
Thereafter	358,297	5.54	33,700	0.52
Total	$470,201	5.78%	$33,700	0.52%	$503,901	5.43%

Fair Value	$491,432		$33,700		$525,132

Long-term Debt Maturities and Fair Value - Central Hudson
(Dollars in Thousands)

	Fixed Rate		Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of March 31, 2012:
2012	$-	-%	$-	-%
2013	30,000	6.93	-	-
2014	14,000	4.81	-	-
2015	-	-	-	-
2016	8,000	2.83	-	-
Thereafter	380,250	5.09	33,700	0.37
Total	$432,250	5.27%	$33,700	0.37%	$465,950	4.96%

Fair Value	$507,978		$33,700		$541,678

As of December 31, 2011:
2012	$36,000	6.71%	$-	-%
2013	30,000	6.93	-	-
2014	14,000	4.81	-	-
2015	-	-	-	-
2016	8,000	2.83	-	-
Thereafter	332,250	5.14	33,700	0.37
Total	$420,250	5.46%	$33,700	0.37%	$453,950	5.12%

Fair Value	$468,042		$33,700		$501,742

As of March 31, 2011:
2011	$-	-%	$-	-%
2012	36,000	6.71	-	-
2013	30,000	6.93	-	-
2014	14,000	4.81	-	-
2015	-	-	-	-
Thereafter	340,201	5.47	33,700	0.52
Total	$420,201	5.66%	$33,700	0.52%	$453,901	5.28%

Fair Value	$434,771		$33,700		$468,471

NOTE 16 – Subsequent Events

In addition to items disclosed in the footnotes, CH Energy Group has performed an evaluation of events subsequent to March 31, 2012 through the date the financial statements were issued and noted one additional item to disclose.

On April 19, 2012, Central Hudson’s Board of Directors approved a $13.0 million dividend payment to parent CH Energy Group that was paid on April 26, 2012.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This MD&A should be read in conjunction with the first quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2011.

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

CH Energy Group’s objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and through share appreciation that is expected to result from earnings and dividend growth over the long term.

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  Fortis' strategy includes the expansion of its utility operations, which are currently concentrated in Canada, into the U.S.  CH Energy Group’s mission and strategy remains unchanged as discussed in more detail below.

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

CH Energy Group endeavors to fulfill its mission, providing an attractive risk adjusted return to CH Energy Group shareholders, by executing our plan to:

•	Concentrate on energy distribution through Central Hudson in the Mid-Hudson Valley and through Griffith in the Mid-Atlantic region
•	Invest primarily in utility electric and natural gas transmission and distribution
•	Focus on risk management
-	Limit commodity exposure
-	Manage regulatory affairs effectively
-	Maintain a financial profile that supports a credit rating in the “A” category
•	Target stable and predictable earnings, with growth trend expectations of 5% or more per year off a 2009 base
•	Provide an annualized dividend that is approximately 65% to 70% of annual earnings

Strategy Execution

Following the 2011 successful implementation of the strategy transition, CH Energy Group’s management believes that it is well positioned to achieve its goal of a 5% earnings growth trend starting with 2009 as a base year.

Management continues to focus on Central Hudson’s electric and natural gas infrastructure as the core growth drivers of CH Energy Group.  Central Hudson’s capital expenditure program is off to a strong start in 2012 as weather conditions have been favorable for construction and infrastructure improvement projects.

The unseasonably warm winter was not favorable for the fuel oil delivery business of Griffith.  Warmer weather resulted in significantly reduced usage, especially by residential customers.  Higher prices compared to year-end also negatively impacted usage.

Griffith focused on cost management in the first quarter of 2012 in an effort to moderate the impact of lower volumes as well as increased wages and the effects that higher commodity costs had on Griffith's cost of doing business.  Griffith was able to increase margins in an environment of high commodity prices and contracting customer demand for petroleum products to improve overall results.  Additionally, Griffith successfully acquired and tucked-in another business in January of 2012, increasing its customer base and potential future earnings contributions.  However, the slight decrease in core earnings year over year coupled with the increased capital invested for acquisitions has resulted in a decline in the return on investment for Griffith.

Business unit contributions to operating revenues and net income for the three months ended March 31, 2012 and 2011 are discussed in more detail in the Results of Operations section of this Management’s Discussion and Analysis.

Information Regarding the Fortis Transaction

Since the announcement, CH Energy Group and Fortis have been working cooperatively toward a successful closing.  CH Energy Group plans to mail a definitive proxy statement in May and a special meeting of shareholders to vote on the transaction has been tentatively scheduled for June 19.

Filings have been made with the New York State Public Service Commission (“NYS PSC”) and the Federal Energy Regulatory Commission (“FERC”) as part of their regulatory approval process.  Additional filings will be made with other regulatory agencies over the next few months.  The NYS PSC approval process is expected to have the longest timeline, and approval is currently projected in the first quarter of 2013, but this estimate is subject to change.  Closing will occur shortly after PSC approval is obtained.

EARNINGS PER SHARE AND OVERVIEW OF FIRST QUARTER RESULTS

The following discussion and analyses include explanations of significant changes in revenues and expenses between the three months ended March 31, 2012 and 2011 for Central Hudson’s regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

CH Energy Group Consolidated

Earnings per Share (Basic)

	Three Months Ended March 31,
	2012	2011	Change
Central Hudson - Electric	$0.70	$0.39	$0.31
Central Hudson - Natural Gas	0.41	0.40	0.01
Griffith	0.17	0.28	(0.11)
Other Businesses and Investments	(0.30)	0.01	(0.31)
Total CH Energy Group Consolidated Earnings, as reported	$0.98	$1.08	$(0.10)

Significant Events:
Central Hudson	$(0.04)	$(0.13)	$0.09
Griffith	(0.06)	0.04	(0.10)
Other Businesses and Investments	(0.31)	(0.04)	(0.27)
Total Significant Events	$(0.41)	$(0.13)	$(0.28)

CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP):
Central Hudson	$1.15	$0.92	$0.23
Griffith	0.23	0.24	(0.01)
Other Businesses and Investments	0.01	0.05	(0.04)
Total CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP)	$1.39	$1.21	$0.18

Earnings for CH Energy Group totaled $0.98 per share for the first quarter of 2012.

Details by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Three Months Ended March 31,
	2012	2011	Change
Central Hudson - Electric	$0.70	$0.39	$0.31
Central Hudson - Natural Gas	0.41	0.40	0.01
Total Central Hudson Earnings	$1.11	$0.79	$0.32

Significant Events:
Higher weather related restoration costs(1)	$-	$(0.13)	$0.13
Storm deferral adjustment	(0.04)	-	(0.04)
Central Hudson Adjusted Earnings Per Share	$1.15	$0.92	$0.23

			Change
Delivery revenue			$0.09
Higher property and other taxes			(0.03)
Higher depreciation			(0.04)
Lower trimming costs			0.09
Lower Income and capital-based taxes			0.02
Share accretion			0.05
Other			0.05
			$0.23

(1)
Amount represents incremental costs incurred for weather related service restoration, including costs for outside contractor assistance in restoration efforts and higher than average internal expenses (such as overtime and materials), which did not meet the PSC criteria for deferral and therefore have not been deferred for future recovery from customers.

Earnings from Central Hudson's electric and natural gas operations increased in the three months ended March 31, 2012 compared to the same period in 2011.  After adjusting Central Hudson’s earnings per share for incremental weather related restoration costs, earnings were $0.23 per share higher year over year.  Higher delivery revenues reflects a rate increase that went into effect in July 2011 and was needed to address the cost of capital as we continued to make significant investments in our system and higher operating costs.  The lower trimming cost was due to the acceleration in the first quarter 2011 due to more favorable crew availability and contract pricing.  Favorable share accretion is attributable to CH Energy Group's repurchase of nearly $49 million of common stock during 2011.

Griffith

Earnings per Share (Basic)

	Three Months Ended March 31,
	2012	2011	Change
Griffith - Fuel Distribution Earnings	$0.17	$0.28	$(0.11)

Significant Events:
Weather impact on sales	$(0.06)	$0.02	$(0.08)
Discontinued operations	-	0.02	(0.02)
Griffith Adjusted Earnings Per Share	$0.23	$0.24	$(0.01)

			Change
Weather-normalized sales (including conservation)			$(0.05)
Gross margin on petroleum sales			0.02
Operating expenses			0.01
Share accretion			0.01
			$(0.01)

Griffith’s earnings decreased $0.11 per share in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the unusually warm weather in the first quarter of 2012 and the 2011 benefit of reducing the environmental reserve associated with the 2009 divestiture.  Griffith’s core earnings, excluding the impacts of significant events were essentially unchanged year over year with higher margins and effective cost management offsetting most of the lower sales volumes which were primarily driven by customer’s conserving in response to high commodity prices.

Other Businesses and Investments

Earnings per Share (Basic)

	Three Months Ended March 31,
	2012	2011	Change
Other Businesses & Investments Earnings	$(0.30)	$0.01	$(0.31)

Significant Events:
Renewable Investments:
Operations	$-	$(0.04)	$0.04
Merger related costs	(0.31)	-	(0.31)
Other Businesses and Investments Adjusted Earnings Per Share	$0.01	$0.05	$(0.04)

			Change
Share accretion			$(0.01)
Other			(0.03)
			$(0.04)

The earnings activity of CH Energy Group (the holding company) and CHEC’s partnerships and other investments decreased in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the costs associated with the Fortis acquisition which reduced earnings by $0.31 per share.  In addition, 2012 earnings were benefited by not having the losses associated with the renewable investment portfolio that occurred in 2011.  Excluding the impacts of the significant events noted above, core earnings decreased during the three months ended March 31, 2012 compared to the prior period primarily due to share accretion.

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues (net of divestitures) and net income for the three months ended March 31, 2012 and 2011 are illustrated below (Dollars in Thousands):

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
Business Unit	Operating Revenues		Net Income (Loss) Attributable to CH Energy Group		Operating Revenues		Net Income Attributable to CH Energy Group
Electric(1)	$129,272	47%	$10,278	70%	$154,570	47%	$6,033	36%
Gas(1)	55,850	21	6,213	43	75,482	23	6,364	37
Total Central Hudson	185,122	68	16,491	113	230,052	70	12,397	73
Griffith(1)(2)	88,950	32	2,518	17	96,920	30	4,392	26
Other Businesses and Investments(3)	-	-	(4,429)	(30)	-	-	158	1
Total CH Energy Group	$274,072	100%	$14,581	100%	$326,972	100%	$16,947	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 1st Quarter 2012: 16% cost recovery revenues + 31% other revenues = 47%
Electric 1st Quarter 2011: 21% cost recovery revenues + 26% other revenues = 47%
Natural gas 1st Quarter 2012: 9% cost recovery revenues + 12% other revenues = 21%
Natural gas 1st Quarter 2011: 13% cost recovery revenues + 10% other revenues = 23%
Griffith 1st Quarter 2012: 25% commodity costs + 7% other revenues = 32%
Griffith 1st Quarter 2011: 23% commodity costs + 7% other revenues = 30%
(2)	Net income for Griffith for the three months ended March 31, 2011 includes income from discontinued operations of $371.
(3)	Net income for Other Businesses and Investments for the three months ended March 31, 2011 includes a loss from discontinued operations of $(256).

Central Hudson

The following discussions and analyses include explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the three months ended March 31, 2012 and 2011 for Central Hudson’s regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended March 31,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$185,122	$230,052	$(44,930)	(19.5)

Operating Expenses:
Purchased electricity, fuel and natural gas	69,673	112,066	(42,393)	(37.8)
Depreciation and amortization	9,468	8,921	547	6.1
Other operating expenses	73,377	82,489	(9,112)	(11.0)
Total Operating Expenses	152,518	203,476	(50,958)	(25.0)
Operating Income	32,604	26,576	6,028	22.7
Other Income, net	2,137	1,686	451	26.7
Interest Charges	7,255	7,374	(119)	(1.6)
Income before income taxes	27,486	20,888	6,598	31.6
Income Taxes	10,753	8,249	2,504	30.4
Net income	$16,733	$12,639	$4,094	32.4

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three months ended March 31, 2012 compared to the same period in 2011.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Central Hudson’s delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson’s customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on Central Hudson’s earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Three Months Ended					Three Months Ended
	March 31,		Variation in			March 31,		Variation in
	2012	2011	Amount	Percent		2012	2011	Amount	Percent
Residential	548	622	(74)	(12	) %	586	610	(24)	(4	) %
Commercial	476	507	(31)	(6)		478	505	(27)	(5)
Industrial and other	254	260	(6)	(2)		256	260	(4)	(2)
Total Deliveries	1,278	1,389	(111)	(8	) %	1,320	1,375	(55)	(4	) %

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries					Weather Normalized Deliveries(1)
	Three Months Ended					Three Months Ended
	March 31,		Variation in			March 31,		Variation in
	2012	2011	Amount	Percent		2012	2011	Amount	Percent
Residential	2,094	2,780	(686)	(25	) %	2,547	2,620	(73)	(3	) %
Commercial	2,257	2,905	(648)	(22)		2,681	2,777	(96)	(3)
Industrial and other	148	214	(66)	(31)		177	204	(27)	(13)
Total Deliveries	4,499	5,899	(1,400)	(24	) %	5,405	5,601	(196)	(3	) %

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Total electric and natural gas deliveries to residential, commercial, and industrial customers decreased during the three months ended March 31, 2012 when compared to the same period in 2011.  The decrease in delivery volumes is due to the unfavorable impacts of a 22% warmer than normal winter heating season in 2012, compounded by a colder than normal first quarter 2011.  In addition, lower sales per customer due to increased energy efficiency initiatives and fewer actual billed customers in 2012 compared to 2011 contributed to the reduction for both electric and natural gas delivery volumes.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2012	2011	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$43,920	$69,271	$(25,351)
Sales to others for resale	1,139	997	142
Other revenues with matching offsets	20,899	22,548	(1,649)
Subtotal	65,958	92,816	(26,858)

Revenues Impacting Earnings:
Customer sales	58,131	60,699	(2,568)
RDM and other regulatory mechanisms	2,902	(1,590)	4,492
Pole attachments and other rents	1,110	932	178
Finance charges	748	877	(129)
Other revenues	423	836	(413)
Subtotal	63,314	61,754	1,560

Total Electric Revenues	$129,272	$154,570	$(25,298)

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2012	2011	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$16,599	$32,239	$(15,640)
Sales to others for resale	8,220	9,697	(1,477)
Other revenues with matching offsets	7,522	9,801	(2,279)
Subtotal	32,341	51,737	(19,396)

Revenues Impacting Earnings:
Customer sales	20,311	24,807	(4,496)
RDM and other regulatory mechanisms	1,945	(2,297)	4,242
Interruptible profits	663	664	(1)
Finance charges	267	333	(66)
Other revenues	323	238	85
Subtotal	23,509	23,745	(236)

Total Natural Gas Revenues	$55,850	$75,482	$(19,632)

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

Electric and natural gas revenues decreased in the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to lower energy cost adjustment revenues, customer sales driven by warmer than normal first quarter weather and other revenues with matching offsets.  The decrease in electric revenues is due to a decrease in energy cost adjustment revenues resulted from lower revenues required to be recovered for previously deferred purchased electric costs due to a decrease in wholesale prices and to a lesser extent warmer than normal weather.  The decrease in gas revenues is caused by lower volumes due to the warmer than normal weather and commodity price in addition to the decrease in energy costs adjustment revenues.  The decrease in revenues with matching offsets is primarily due to a decrease in costs related to NYS energy efficiency programs and pension expense.

Partially offsetting the decrease in revenues for both electric and gas is a higher regulatory revenue recovery mechanism, primarily related to RDMs.  In the first quarter of 2012, delivery revenue was lower than provided for in the PSC approved rates and Central Hudson is allowed to record revenues equal to those forecast in development of current rates to be collected from customers compared to the first quarter of 2011 in which Central Hudson was required to set aside revenues for the benefit of customers.

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

Total utility operating expenses decreased 25% in the three months ended March 31, 2012 compared to the same period in 2011.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2012	2011	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$45,059	$70,268	$(25,209)
Purchased natural gas	24,819	41,936	(17,117)
Temporary State Assessment	5,760	6,545	(785)
Pension	7,067	8,119	(1,052)
OPEB	1,953	1,950	3
NYS energy programs	6,511	8,597	(2,086)
MGP site remediations	1,232	1,216	16
Other matched expenses	5,898	5,922	(24)
Subtotal	98,299	144,553	(46,254)

Other Expense Variations:
Tree trimming	3,521	5,821	(2,300)
Property and school taxes(2)	10,130	9,371	759
Weather related service restoration	1,439	4,970	(3,531)
Depreciation	9,468	8,921	547
Uncollectible expense	2,125	2,076	49
Purchased natural gas incentive arrangements	(205)	(138)	(67)
Other expenses	27,741	27,902	(161)
Subtotal	54,219	58,923	(4,704)
Total Operating Expenses	$152,518	$203,476	$(50,958)

(1)	Includes expenses that, in accordance with the 2010 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	In accordance with the 2010 Rate Order, Central Hudson is authorized to defer 90% of any difference between actual property tax expense and the amounts provided in rates for each Rate Year.

In addition to the required adjustment to match revenues collected from customers, the variation in purchased electricity and purchased natural gas for the three months ended March 31, 2012 compared to the same period in the prior year was driven primarily by lower wholesale prices and lower revenues collected for the recovery of previously deferred purchased electricity costs.  The variations in purchased gas for the three months ended March 31, 2012 was also driven by lower purchased volumes.

Variations in NYS energy programs, Pension, Temporary State Assessment and other matched expenses are due to a change in the level of expenses recorded with a corresponding change in revenues resulting from the change in the amounts included in delivery rates as authorized in the 2010 Rate Order.

Weather related service restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  In March 2011, Central Hudson service territory experienced a severe ice storm affecting portions of the electric service territory as well as weather related gas emergencies as a result of other severe weather experienced early in 2011.  These events did not individually meet the PSC criteria for deferral accounting and as such the incremental costs were not deferred.  The lack of significant storm activity in the first quarter of 2012 also contributed to favorability.  Partially offsetting the decrease in weather related service restoration expenses was a $1.1 million reversal in March 2012 of deferred storm costs associated with the October 2011 SnowFall event so that the projected return on common equity for the twelve months ending June 30, 2012 does not exceed the authorized rate of return of 10%.

The decrease in expenses associated with tree-trimming in the first quarter of 2012 is a result of accelerated trimming in 2011 to take advantage of crew availability, favorable trimming and pricing conditions.

Other Income

Other income and deductions for Central Hudson for the three months ended March 31, 2012, increased $0.5 million, compared to the same period in 2011 due to an increase in regulatory carrying charges from customers related to the deferred storm costs and pension costs.  In addition, income recognized on the total return swap in the first quarter of 2012 more than offset the increased expense associated with the directors and officers deferred compensation plan year over year.

Interest Charges

Central Hudson’s interest charges decreased $0.1 million for the three months ended March 31, 2012 compared to the same period in 2011.  The decrease is primarily the result of lower interest rates associated with the 2011 Series G Medium Term Notes issued in September 2011 totaling $33.4 million as compared to the notes that they replaced, the 1999 Series A NYSERDA Bonds bearing interest at 5.45% during the same period in 2011.

Income Taxes

Income taxes for Central Hudson increased $2.5 million for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to an increase in pre-tax book income.

CH Energy Group

In addition to the impacts on Central Hudson discussed above, CH Energy Group’s sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended March 31,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$274,072	$326,972	$(52,900)	(16.2	) %
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	139,978	187,832	(47,854)	(25.5)
Depreciation and amortization	10,624	10,085	539	5.3
Merger related costs	5,219	-	5,219	100.0
Other operating expenses	85,950	95,053	(9,103)	(9.6)
Total Operating Expenses	241,771	292,970	(51,199)	(17.5)
Operating Income	32,301	34,002	(1,701)	(5.0)
Other Income (Deductions), net	2,095	1,909	186	9.7
Interest Charges	7,802	8,222	(420)	(5.1)
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	26,594	27,689	(1,095)	(4.0)
Income Taxes	11,771	10,615	1,156	10.9
Net income from continuing operations	14,823	17,074	(2,251)	(13.2)
Net income from discontinued operations, net of tax	-	115	(115)	(100.0)
Dividends declared on Preferred Stock of subsidiary	242	242	-	-
Net income attributable to CH Energy Group	$14,581	$16,947	$(2,366)	(14.0	) %

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions, changes in our customer base and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended March 31,		Increase / (Decrease) in		Three Months Ended March 31,		Increase / (Decrease) in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Heating Oil:
Base company volume(2)	11,005	15,871	(4,866)	(31)	14,227	15,784	(1,557)	(10)
Acquisitions volume	373	138	235	170	483	128	355	277
Total Heating Oil	11,378	16,009	(4,631)	(29)	14,710	15,912	(1,202)	(8)

Motor Fuels:
Base company volume(2)	9,841	10,055	(214)	(2)	9,841	10,055	(214)	(2)
Acquisitions volume	595	467	128	27	595	467	128	27
Total Motor Fuels	10,436	10,522	(86)	(1)	10,436	10,522	(86)	(1)

Propane and Other:
Base company volume(2)	336	514	(178)	(35)	428	511	(83)	(16)
Total Propane and Other	336	514	(178)	(35)	428	511	(83)	(16)

Total:
Base company volume(2)	21,182	26,440	(5,258)	(20)	24,496	26,350	(1,854)	(7)
Acquisitions volume	968	605	363	60	1,078	595	483	81
Total	22,150	27,045	(4,895)	(18)	25,574	26,945	(1,371)	(5)

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company” excludes any impact from acquisitions made by Griffith in 2012 and 2011.

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Three Months Ended March 31,
	2012		2011
	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil:
Base company	50%	56%	58%	58%
Acquisitions	2%	2%	1%	1%
Motor Fuels:
Base company	44%	38%	37%	37%
Acquisitions	3%	2%	2%	2%
Propane and Other:
Base company	1%	2%	2%	2%
Total	100%	100%	100%	100%

Sales of petroleum products decreased 18% in the three months ended March 31, 2012, compared to the same period in 2011 due primarily to weather that was 24% warmer in the three months ended March 31, 2012, compared to the same period in 2011, as measured by heating degree days.  Additionally, volume decreased due to customer conservation in response to higher oil prices as well as customer attrition.

Gross Profit

A breakdown of Griffith's gross profit by product and service line for the three months ended March 31, 2012 and 2011 are illustrated below (Dollars in Thousands):

	Three Months Ended March 31,
Product and Service Line	2012		2011
Heating oil - Base company	$9,475	55%	$13,001	66%
Heating oil - Acquisitions	275	2%	68	-%
Motor fuels - Base company	2,253	13%	2,297	11%
Motor fuels - Acquisitions	186	1%	134	1%
Propane and Other - Base company	491	3%	716	4%
Service and installations - Base company	2,949	17%	2,951	15%
Service and installations - Acquisitions	77	-%	1	-%
Other - Base company	1,647	9%	646	3%
Other - Acquisitions	-	-%	4	-%
Total	$17,353	100%	$19,818	100%

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2012	2011	(Decrease)
Revenues:
Heating oil(1)	$44,597	$57,267	$(12,670)
Heating oil - Acquisitions	1,467	460	1,007
Motor Fuels(1)	33,822	31,071	2,751
Motor Fuels - Acquisitions	2,079	1,510	569
Other(1)	2,667	2,319	348
Other - Acquisitions	-	5	(5)
Service Revenues(1)	4,198	4,287	(89)
Service Revenues - Acquisitions	120	1	119
Total	$88,950	$96,920	$(7,970)

(1)	These line items exclude the impact of acquisitions made by Griffith in 2012 and 2011 for the analysis which compares the three months ended March 31, 2012 to 2011.

Revenues, net of the effect of weather hedging contracts decreased in the three months ended March 31, 2012 compared to the same period in 2011, due primarily to a decline in sales volume partially offset by an increase in wholesale prices.

Operating Expenses

For the three months ended March 31, 2012, operating expenses decreased $5.4 million, or 6%, from $89.4 million in 2011 to $84.0 million in 2012, due to a decrease in the cost of petroleum products of $5.5 million, or 7%, driven by a decline in sales volume and partially offset by higher wholesale market prices.

Other Businesses and Investments

All revenue and operating expenses of Lyonsdale, Shirley Wind, CH-Auburn and CH-Greentree during the three months ended March 31, 2011 are included in the discontinued operations section in the Consolidated Financial Statements of CH Energy Group as a result of the divestitures during 2011.

Operating expenses of other businesses and investments increased during the three months ended March 31, 2012 as compared to the same period in 2011 by $5.2 million as a result of costs incurred related to the agreement and plan of merger entered into with Fortis.  These costs relate to professional services of approximately $4.3 million and CH Energy Group’s equity-based compensation expense of $0.9 million attributable to the increase in stock price on outstanding performance share awards, which has been recognized at the holding company as a transaction cost resulting from the proposed acquisition of CH Energy Group by Fortis and not allocated to its subsidiaries.

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC’s investments in partnerships and other investments (other than Griffith) for the three months ended March 31, 2012 was primarily unchanged as compared to the same period in 2011.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group increased $1.2 million for the three months ended March 31, 2012 compared to the same period in 2011.  This increase is primarily due to costs incurred by CH Energy Group related to the proposed acquisition of CH Energy Group by Fortis.  Acquisition costs incurred to date of $4.3 million relating to professional fees are being treated as non-deductible for tax purposes, which is resulting in higher tax expense as well as higher Federal and NY State effective tax rates for the quarter ended March 31, 2012.

CAPITAL RESOURCES AND LIQUIDITY

CH Energy Group's book value per share of its Common Stock increased from $33.72 at December 31, 2011, to $33.99 at March 31, 2012.  Common equity comprised 46.3% of total capital (including short-term debt) at March 31, 2012, a decrease from 49.6% at December 31, 2011.  The changes in book value per share of common stock and common equity ratio reflect the net impact of retained earnings and share repurchases during 2011.  Book value per share at March 31, 2011 was $34.39 and the common equity ratio was 49.8%.

Cash Flow Summary - CH Energy Group and Central Hudson

Changes in CH Energy Group’s and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Thousands):

	CH Energy Group		Central Hudson
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Net Cash Provided By/(Used In):
Operating Activities	$12,611	$29,773	$11,169	$42,952
Investing Activities	(26,428)	(21,625)	(26,560)	(16,570)
Financing Activities	64,403	(1,026)	68,656	(11,470)
Cash Included in Current Assets Held for Sale	-	(603)	-	-
Net change for the period	50,586	6,519	53,265	14,912
Balance at beginning of period	15,281	29,420	2,521	9,622
Balance at end of period	$65,867	$35,939	$55,786	$24,534

Central Hudson’s net cash provided by operations was $11.2 million and $43.0 million for the three months ended March 31, 2012 and 2011, respectively.  Cash provided by sales exceeded the period’s expenses and working capital needs in the first quarter of 2012 and 2011.  However, in 2012 contributions to Central Hudson’s pension plans were higher at $28.2 million compared to $8.2 million in contributions for the three months ended March 31, 2011.  Recovery of previously deferred electric and natural gas costs had a favorable impact on net cash provided by operations during the first three months of 2012 and 2011 of $7.9 million and $25.3 million, respectively, with the decrease year over year due to a significant decrease in wholesale prices first occurring in 2011 which continued into 2012.  Also, the inclusion of $5.1 million of storm restoration costs incurred in the latter portion of 2011 but paid during the first three months of 2012 with no comparative payments in the first three months of 2011 added to a decreased amount of net cash provided by operations.  However, net cash provided by operating activities at CH Energy Group was positively impacted during the three months ended March 31, 2012 due to a decrease in Griffith’s customer accounts receivables compared to the prior period which was primarily driven by decreased sales volumes and customer conservation attributed to the warmer than normal weather and increase in commodity pricing.

Central Hudson’s net cash used in investing activities of $26.6 million and $16.6 million in the three months ended March 31, 2012 and 2011, respectively, was primarily for investments in Central Hudson’s electric and natural gas transmission and distribution systems.

Central Hudson’s net cash provided by (used in) financing activities was $68.7 million and ($11.5) million, respectively, for the three months ended March 31, 2012 and 2011.  At the end of the first quarter of 2012, Central Hudson undertook additional short-term borrowings of $36.0 million from uncommitted lines of credit to fund the repayment of Series D Medium Term Notes that matured on March 28, 2012.  On March 30, 2012, Central Hudson issued $48.0 million of its Series G Medium Term Notes.  The proceeds of the sale of the additional notes were used by Central Hudson to refinance short-term borrowings on April 2, 2012, and under the lines of credit will also be used to fund the redemption of its Cumulative Preferred Stock (4.35% Series D Cumulative Preferred Stock and 4.96% Series E Cumulative Preferred Stock) with an aggregate redemption price of approximately $12 million.  Other short-term borrowings will be used for anticipated working capital requirements and other corporate uses.  Also, during the first three months of 2012 no dividends were paid to parent while comparatively in the first three months of 2011 Central Hudson paid dividends of $11.0 million to parent CH Energy Group.  From time to time Central Hudson borrows from its parent CH Energy Group on an intercompany demand note and as of March 31, 2012 the outstanding balance under this program was $20.0 million with no comparable transactions in the prior year.  In addition, the current year final settlement cost associated with the ASR program was $3.0 million compared to 2011 when CH Energy Group’s financing activities were partially reduced by $8.5 million for the repurchases of CH Energy Group Common Stock while also being impacted by $16.5 million of short-term borrowings in the three months ended March 31, 2011.

Capitalization – Issuance of Treasury Stock

Effective July 1, 2011, employer matching contributions to an eligible employee’s Savings Incentive Plan (“SIP”) could be paid in either cash or in CH Energy Group Common Stock and CH Energy Group chose to meet its matching obligation in Common Stock.  As of March 1, 2012 the Company has been providing cash for all of its matching obligations, except for matching associated with classified employees of Central Hudson.  The classified employees will continue to receive matching in CH Energy Group Common Stock.  As of March 31, 2012, 38,058 shares were issued from treasury related to the employer matching contribution, of which 18,502 were issued during the first quarter of 2012.

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

Central Hudson determines the amount it will contribute to its pension plan (the “Retirement Plan”) based on several factors, including the value of plan assets relative to plan liabilities, the discount rate, expected return on plan assets, legislative requirements, regulatory considerations and available corporate resources.  The amount of the Retirement Plan’s liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Funding for the Retirement Plan totaled $28.0 million and $8.0 million for the three months ended March 31, 2012 and 2011, respectively. No additional funding of the plan is expected for the remainder of 2012.

During the three months ended March 31, 2012 and 2011 there were no employer contributions for OPEB plans.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, regulatory considerations and corporate resources. On April 13, 2012, a $3.3 million contribution was made to the OPEB plan and no further funding is expected for the remainder of 2012.

Management has transitioned to a long-duration investment strategy that is intended to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets with liabilities.  Management cannot currently predict what impact future financial market volatility may have on the funded status of the plan or future funding decisions.

Under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers these costs through customer rates with differences between actual cost and rate allowances deferred for future recovery from or return to customers.  Based on the current policy, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

During the first quarter of 2012, CH Energy Group incurred costs of $5.2 million related to the agreement and plan of merger under which CH Energy Group agreed to be acquired by Fortis.  CH Energy Group estimates additional merger-related costs of approximately $3.0 million upon the receipt of shareholder approval and approximately $8.0 million in connection with the closing of the merger transaction.  Costs incurred in connection with the closing include additional expense to be recognized associated with the accelerated vesting of equity-based compensation immediately prior to the closing of the acquistion by Fortis as defined in the merger agreement.

Merger-related transaction costs that are facilitative in nature are considered nondeductible for tax purposes. Merger-related transaction costs incurred in the three months ended March 31, 2012 totaling $4.3 million have been determined to be facilitative and therefore nondeductible.

Financing Program

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  Significant capacity is available on CH Energy Group’s and Central Hudson’s committed credit facilities.  Central Hudson’s investment-grade credit ratings help facilitate access to long-term debt.  However, management can make no assurance in regards to the continued availability of financing or the terms and costs.  With the exception of the issuance of treasury shares to satisfy its obligations under certain employee benefit plans and compensation plans, no equity issuance is currently planned for 2012.

At March 31, 2012, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  On October 19, 2011, Central Hudson entered into a new $150 million committed revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., KeyBank National Association and RBS Citizens Bank, N.A. as the participating banks.  The new credit facility has a term of up to five years.  The existing $125 million facility was terminated as of the effective date of the new agreement.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

Central Hudson’s short-term borrowings include $36 million undertaken at the end of the first quarter of 2012 from uncommitted lines of credit to fund the repayment of maturing debt on March 28, 2012. On March 30, 2012, Central Hudson finalized its issuance of Series G Medium Term Notes and the $36 million of short-term borrowings from uncommitted lines of credit were paid on April 2, 2012.

Central Hudson’s current senior unsecured debt rating/outlook is ‘A’/CreditWatch negative by Standard & Poor’s Rating Services (“Standard & Poor’s”), ‘A’/stable by Fitch Ratings and ‘A3’/stable by Moody’s Investors Service (“Moody’s”)1.

On February 22, 2012, Standard & Poor’s placed its ratings of Central Hudson on CreditWatch with negative implications, following the February 21, 2012 announcement that CH Energy Group had agreed to be acquired by Fortis. Standard & Poor’s stated that they expect to resolve the CreditWatch listing as the merger nears completion and additional information is available.  CH Energy Group is unable to predict the outcome of that resolution.  The CreditWatch listing is not expected to have a material impact on Central Hudson’s financial performance.

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

NYSERDA

Central Hudson’s outstanding Series B NYSERDA Bonds total $33.7 million at March 31, 2012.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and do not have any impact on earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B Bonds, on March 26, 2012, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B Bonds and will expire on April 1, 2014.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  The new rate cap replaces an expiring rate cap with substantially similar terms.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its Series B NYSERDA Bonds.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

On March 30, 2012, Central Hudson issued $48.0 million of its Series G registered unsecured Medium Term Notes.  The notes bear interest at the rate of 4.776% per annum on a principal amount of $48.0 million and mature on April 1, 2042.

The proceeds of the sale of the Notes were used by Central Hudson to repay the short-term borrowings of $36.0 million incurred to refinance its 6.64% Series D Medium Term Notes that matured March 28, 2012, and will be used to redeem its Cumulative Preferred Stock, Series D, with an aggregate redemption price of $6.1 million, and its 4.96% Cumulative Preferred Stock, Series E, with an aggregate redemption price of $6.1 million.

On April 16, 2012, Central Hudson Gas & Electric Corporation called for redemption on May 18, 2012 of two of its four outstanding series of preferred stock. Registered holders of the Cumulative Preferred Stock, Series D (4.35%) will receive $102.00 per share plus accrued and unpaid dividends in the amount of $0.57 per share, for a total redemption price of $102.57 per share.  Registered holders of the 4.96% Cumulative Preferred Stock, Series E will receive $101.00 per share plus accrued and unpaid dividends in the amount of $0.65 per share, for a total redemption price of $101.65 per share.

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

REGULATORY MATTERS – PSC PROCEEDINGS

Management Audit
(Case 09-M-0764 – Comprehensive Management Audit of Central Hudson Gas & Electric Business)

Background:  The PSC is required to audit New York utilities every five years.  In February 2010, the PSC selected NorthStar Consulting Group (“NorthStar”) as the independent third-party consultant to conduct a comprehensive management audit of Central Hudson’s construction planning processes and operational efficiencies of its electric and gas businesses.

Notable Activity:
•	A final report to the PSC of NorthStar’s findings and recommendations was completed February 28, 2011. On March 25, 2011, Central Hudson filed its audit comment letter with the PSC.
•	On May 20, 2011, the Commission accepted NorthStar’s Audit Report and issued its Order directing Central Hudson to file an implementation plan based on the report’s twenty recommendations.
•
Central Hudson submitted its implementation plan to the Commission on July 1, 2011 and Update Reports as required by the Order on November 1, 2011 and March 1, 2012.  With the March 2012 update, the Company has reported the completion of eight recommendations, with the remaining balance of twelve all on schedule with the originally filed plan.

Potential Impacts: The PSC has accepted three of the eight recommendations as complete and the PSC staff continues its review and discovery of the filed reports.  No prediction can be made regarding the outcome of the matter at this time.

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

Notable Activity:
•
The Administrative Law Judge (“ALJ”) established a case procedure and schedule, adopting a comment oriented proceeding that included issuance of a PSC Staff Policy Whitepaper in June and a Technical Conference in July.

•
PSC Staff Whitepaper reported that there does not appear to be any deficiency in utility cost control practices, with adequate controls in place.  Staff also found that rate recovery for prudent and verifiable legally imposed clean up costs is a reasonable approach and warned that sharing or less than full recovery will have cost of capital impacts.

•
On November 3, 2011, the ALJ issued a Recommended Decision (“RD”) against any generic ratepayer/shareholder cost sharing policy, or any ratemaking cap on expenses based on cost estimates or denying recovery of any carrying charges on deferred balances.  It also recommends adoption of additional annual reporting, new independent shareholder funded audits and development of best cost control practices for MGP remediation.

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

Notable Activity:
•
On March 22, 2012, the PSC issued an Order establishing a new mechanism for awarding utility financial incentives for the period January 1, 2012 through December 31, 2015.  Awards are based on the results of a two-step process with 90% of the total incentive based on an individual utility’s performance and the remaining 10% dependent on all utilities and NYSERDA meeting the 15 x 15 energy savings goal.  Formulaic incentives will be awarded on a positive basis only using a sliding scale from 80% to 100% of achievement.

Potential Impacts:  This incentive mechanism could result in opportunities for increased earnings from incentives associated with energy efficiency targets for the 2012-2015 period.  No prediction can be made regarding the outcome of the matter at this time.

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferred Incremental Costs Associated with Tropical Storm Irene
(Case 11-E-0651)

Background:  On November 28, 2011, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $11.4 million of incremental electric storm restoration expense above the respective rate allowance during the twelve months ended June 30, 2012, which is the second rate year established by the PSC in its approval of a Joint Proposal in Case 09-E-0588.  These incremental costs represent the amount Central Hudson deferred on its books as of October 31, 2011 based on actual costs incurred, bills received and an estimate for bills outstanding.  The Company believes the incremental costs associated with this storm meet the PSC’s criteria for deferral: 1) amount is incremental to the amount in rates; 2) the incremental amount is material and extraordinary in nature; and 3) the utility’s earnings are below the authorized rate of return on common equity.

Potential Impacts:  Central Hudson will perform its measure of materiality and utility earnings upon the conclusion of the rate year ending June 30, 2012.  No prediction can be made regarding the final outcome of this matter.

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferral of October 29, 2011 SnowFall Costs
(Case 12-M-0204)

Background:  On October 29, 2011, Central Hudson experienced an unusual winter storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represents the second extraordinary storm event that has occurred to date within the second rate year established by the PSC in its Rate Plan adopting the terms of a Joint Proposal in Case 09-E-0588.  On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  However, because the petition requests the PSC to deviate from its prior precedents, the amount the PSC may grant could be lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company’s previous requests to defer incremental storm costs.  Approximately $3.7 million and $1.1 million of incremental storm restoration expense associated with this storm was expensed in December 2011 and March 2012, respectively, so that the projected return on common equity for the twelve months ending June 30, 2012 does not exceed the authorized rate of return of ten percent.  Central Hudson plans to finalize its measure of materiality and utility earnings based upon the conclusion of the rate year ending June 30, 2012.

Potential Impacts:  Central Hudson will perform its measure of materiality and utility earnings upon the conclusions of the rate year ending June 30, 2012.  No prediction can be made regarding the final outcome of this matter.

Central Hudson Gas & Electric Corporation Financing Petition
(Case 12-M-0172 - Petition of Central Hudson Gas & Electric Corporation for Authority to enter into multi-year committed credit agreements and issue and sell long-term debt)

Background:  On April 13, 2012, Central Hudson filed a petition with the PSC seeking approval to (a) enter into multi-year committed credit agreements to provide committed funding to meet expected liquidity needs, in amounts not to exceed $175 million in the aggregate and maturities not to exceed five years, and (b) approval to issue and sell long-term debt, commencing immediately upon issuance of an order regarding the petition, and from time to time through December 31, 2015, in an amount not to exceed $250 million in the aggregate.

Potential Impacts:  Central Hudson’s ability to seek a higher level of committed credit will enable greater liquidity to support construction forecasts, known seasonality, volatile energy markets, adverse borrowing environments, and other unforeseen events.  The approval to issue and sell $250 million of long-term debt will support Central Hudson’s ability to finance its construction expenditures, refund maturing long-term debt, potentially refinance $34 million of multi-modal long-term NYSERDA bonds, and refinance up to $26 million of other securities if economic and appropriate. No prediction can be made as to the final outcome of the filing.

Fortis – Central Hudson Gas & Electric Corporation Section 70 Joint Petition
(Case 12-M-0192 – Proceeding on the Joint Petition for Approval of the Acquisition of CH Energy Group, Inc. by Fortis Inc. and Related Transactions)

Background:  On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS Inc. ("FortisUS"), and Cascade Acquisition Sub Inc. (“Petitioners”), submitted a joint petition to the PSC for approval of the acquisition of CH Energy Group by Fortis and related transactions.  The petition describes how the acquisition of Central Hudson by Fortis will produce benefits for constituencies that include customers, employees and communities in Central Hudson’s service territory as well as positive public benefits.  The petition categorizes the public benefits into three major areas: 1) FortisUS’ commitments and intention to preserve and build on the existing strength of Central Hudson, 2) mitigation of any potential negative aspects of the merger consistent with the PSC’s disposition of specific issues that have arisen if prior utility merger proceedings in New York State and 3) identifiable monetary benefits resulting from assignment of costs to shareholders and cost savings made possible by the merger.  The petition includes proposals and commitments that effectively eliminate any potential risks to Central Hudson’s customers from foreign holding company ownership and rate increase risk.  The petitioners have quantified the economic value of the proposals in the merger to be in excess of $20 million.

Potential Impacts:  Central Hudson believes the merger is in the public interest and should be approved on the basis of the proposals set forth in the petition. No prediction can be made regarding the outcome of the matter at this time.

Other PSC Proceedings

During the first quarter of 2012, there has been no significant activity related to the following proceedings:

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

FORWARD-LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including “anticipates,” “intends,” “estimates,” “believes,” “projects,” “expects,” “plans,” “assumes,” “seeks,” and similar expressions.  Forward-looking statements including, without limitation, those relating to CH Energy Group's and Central Hudson’s future business prospects, revenues, proceeds, working capital, investment valuations, liquidity, income, and margins, as well as the timing and consequences of the Fortis acquisition, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to: the possibility that various conditions precedent to the consummation of the Fortis transaction will not be satisfied or waived including shareholder and regulatory approvals and the timing and terms, including cost, thereof; the impact of delay or failure to complete the Fortis transaction on CH Energy Group stock price; deviations from normal seasonal weather and storm activity; fuel prices; energy supply and demand; potential future acquisitions; legislative, regulatory, and competitive developments; interest rates; access to capital; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism.  CH Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

Additional Information about the Fortis Transaction and Where to Find It

In connection with the proposed acquisition of CH Energy Group by Fortis, CH Energy Group will file a proxy statement with the SEC, a preliminary version of which was filed with the SEC on April 2, 2012, and intends to file other relevant materials with the SEC as well.  Investors and security holders of CH Energy Group are urged to read the proxy statement and other relevant materials filed with the SEC when they become available because they will contain important information about the proposed acquisition and related matters.  The final proxy statement will be mailed to CH Energy Group shareholders.  Investors and stock shareholders may obtain a free copy of the proxy statement when it becomes available, and other documents filed by CH Energy Group, at the SEC’s Web site, www.sec.gov.  These documents (when they are available) can also be obtained by investors and stockholders free of charge from CH Energy Group at CH Energy Group’s website at www.chenergygroup.com, or by contacting CH Energy Group’s Shareholder Relations Department at (845) 486-5204.

Participants in the Solicitation of Proxies

This communication is not a solicitation of a proxy from any security holder of CH Energy Group.  However, CH Energy Group, Fortis and certain of their respective directors and executive officers, under SEC rules, may be deemed to be participants in the solicitation of proxies from shareholders of CH Energy Group in connection with the proposed acquisition.  Information about CH Energy’s directors and executive officers may be found in its 2011 Annual Report on Form 10-K filed with the SEC on February 16, 2012, and definitive proxy statement relating to its 2012 Annual Meeting of Stockholders filed with the SEC on March 21, 2012.  Information about Fortis’ directors and executive officers may be found in its Management Information Circular available on its website at www.fortisinc.com.  Additional information regarding the interests of such potential participants in the solicitation of proxies in connection with the merger will be included in CH Energy Group's proxy statement, a preliminary version of which was filed with the SEC on April 2, 2012, and other relevant materials filed with the SEC when they become available.

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

ITEM 1A – Risk Factors

RISKS RELATED TO THE PROPOSED MERGER WITH FORTIS INC.

We May Be Unable to Satisfy the Conditions or Obtain the Approvals Required to Complete the Merger

The Merger is subject to approval by CH Energy Group shareholders and numerous other conditions, including the approval of various government agencies.  Governmental agencies may not approve the Merger or may seek to impose conditions on the completion of the Merger, which could cause the conditions to the Merger to not be satisfied or which could delay or increase the cost of the Merger.

The Merger May Not Be Completed, Which May Have an Adverse Effect on Our Share Price

Failure to complete the Merger or an unanticipated delay in doing so could negatively affect our share price.  Proposed class actions have been brought against our board of directors on behalf of CH Energy Group common shareholders and may delay or prevent the acquisition or increase its costs.  See “Item 1 – Legal Proceedings”, for discussion of pending litigation related to the Merger.

The Termination of the Proposed Merger Transaction with Fortis Could Result in CH Energy Group Being Required to Pay Termination Fees to Fortis

CH Energy Group has agreed to pay FortisUS a termination fee of $19.7 million if FortisUS terminates the agreement because the CH Energy Group board has changed its recommendation in favor of the merger, or CH Energy Group or FortisUS terminates the agreement because CH Energy Group enters into a definitive agreement with respect to a superior proposal.

CH Energy Group will be obligated to reimburse up to $4 million of FortisUS’ expenses if (i) FortisUS or CH Energy Group terminates the merger agreement because the merger has not been completed by the outside date or because the approval of CH Energy Group shareholders was not obtained at the special meeting or FortisUS terminates the merger agreement based on a breach of the merger agreement by CH Energy Group, and (ii) a competing proposal has been made or publicly disclosed and not withdrawn prior to the termination of the merger agreement.  In addition, if within twelve months after such termination, a definitive agreement providing for an acquisition transaction is entered into, or an acquisition transaction is consummated by CH Energy Group with, the person who made the acquisition proposal prior to such termination or with any other third party making an acquisition proposal within three months following such termination, CH Energy Group will be obligated to pay FortisUS a termination fee of $19.7 million (less any expense reimbursement previously paid).  In no event will more than one termination fee be payable.

For a discussion identifying additional risk factors that could cause actual results to differ materially from those anticipated, see the discussion under “Item 1A – Risk Factors” of the Corporations’ 10-K Annual Report.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended March 31, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
January 1-31, 2012	991	$57.01	-	1,051,324
February 1-29, 2012	-	$-	-	1,051,324
March 1-31, 2012	-	$-	-	1,051,324
Total	991	$57.01	-

(1)	Consists of shares surrendered to CH Energy Group in satisfaction of tax withholdings on the vesting of restricted shares.
(2)	Value at which reacquired shares of CH Energy Group's common stock credited on the date the stock was surrendered.
(3)
On July 31, 2007, the Board of Directors authorized the repurchase of up to 2,000,000 shares or approximately 13% of CH Energy Group's outstanding common stock on that date, from time to time, over the five year period ending July 31, 2012.

ITEM 4 – Mine Safety Disclosures

Not applicable.

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
Kimberly J. Wright
Controller

Dated: May 4, 2012

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. (Regulation S-K Item 601 Designation)	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of February 21, 2012, by and among FortisUS, Inc., Cascade Acquisition Sub, Inc., Fortis Inc., and CH Energy Group. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on February 21, 2012)

4.1
Second Supplemental Indenture dated March 23, 2012 to the Indenture dated as of April 1, 1992 between Central Hudson Gas & Electric Corporation and U.S. Bank Trust National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Central Hudson Gas & Electric Corporation on March 23, 2012)

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