Form 10-Q
period 2012-06-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2012-08-03
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of the close of business on July 31, 2012 (i) CH Energy Group, Inc. had outstanding 14,942,473 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,087,062 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Unaudited)

CH Energy Group, Inc.	PAGE
Consolidated Statement of Income -
Three and Six Months Ended June 30, 2012 and 2011	1

Consolidated Statement of Comprehensive Income -
Three and Six Months Ended June 30, 2012 and 2011	2

Consolidated Statement of Cash Flows -
Six Months Ended June 30, 2012 and 2011	3

Consolidated Balance Sheet -
June 30, 2012, December 31, 2011 and June 30, 2011	5

Consolidated Statement of Equity -
Six Months Ended June 30, 2012 and 2011	7

Central Hudson Gas & Electric Corporation
Statement of Income -
Three and Six Months Ended June 30, 2012 and 2011	8

Statement of Comprehensive Income -
Three and Six Months Ended June 30, 2012 and 2011	8

Statement of Cash Flows -
Six Months Ended June 30, 2012 and 2011	9

Balance Sheet -
June 30, 2012, December 31, 2011 and June 30, 2011	10

Statement of Equity -
Six Months Ended June 30, 2012 and 2011	12

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	13

PART II - OTHER INFORMATION

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

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues
Electric	$115,429	$114,235	$244,701	$268,805
Natural gas	26,120	33,997	81,970	109,479
Competitive business subsidiaries:
Petroleum products	51,139	54,029	135,771	146,661
Other	4,882	4,806	9,200	9,094
Total Operating Revenues	197,570	207,067	471,642	534,039
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	37,364	37,795	82,423	108,063
Purchased natural gas	7,490	15,290	32,104	57,088
Purchased petroleum	45,424	48,228	115,729	123,994
Other expenses of operation - regulated activities	58,836	56,747	118,722	125,980
Other expenses of operation - competitive business subsidiaries	11,366	11,336	23,788	23,855
Merger related costs	3,243	-	8,462	-
Depreciation and amortization	10,543	10,101	21,167	20,186
Taxes, other than income tax	11,954	11,626	25,596	24,927
Total Operating Expenses	186,220	191,123	427,991	484,093
Operating Income	11,350	15,944	43,651	49,946
Other Income and Deductions
Income from unconsolidated affiliates	50	155	102	619
Interest on regulatory assets and other interest income	1,482	1,431	3,642	3,297
Regulatory adjustments for interest costs	331	330	650	713
Business development costs	(5)	(263)	(63)	(498)
Other - net	(106)	(321)	(484)	(890)
Total Other Income	1,752	1,332	3,847	3,241
Interest Charges
Interest on long-term debt	6,219	6,730	12,437	13,470
Interest on regulatory liabilities and other interest	1,703	1,534	3,287	3,015
Total Interest Charges	7,922	8,264	15,724	16,485

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	5,180	9,012	31,774	36,702
Income Taxes	3,026	2,905	14,797	13,520
Net Income from Continuing Operations	2,154	6,107	16,977	23,182

Discontinued Operations
Income from discontinued operations before tax	-	220	-	821
Loss from sale of discontinued operations	-	(92)	-	(543)
Income tax expense from discontinued operations	-	38	-	73
Net Income from Discontinued Operations	-	90	-	205

Net Income	2,154	6,197	16,977	23,387

Net Income attributable to non-controlling interest:
Dividends declared on Preferred Stock of subsidiary	176	242	418	485
Preferred Stock Redemption Premium	342	-	342	-
Net Income Attributable to CH Energy Group	1,636	5,955	16,217	22,902

Dividends declared on Common Stock	8,293	8,331	16,572	16,758
Change in Retained Earnings	$(6,657)	$(2,376)	$(355)	$6,144

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT'D) (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common Stock:
Average shares outstanding - Basic	14,906	15,476	14,894	15,560
Average shares outstanding - Diluted	15,128	15,674	15,116	15,758

Income from continuing operations attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$0.11	$0.38	$1.09	$1.46
Earnings per share - Diluted	$0.10	$0.37	$1.07	$1.44

Income from discontinued operations attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$-	$0.01	$-	$0.01
Earnings per share - Diluted	$-	$0.01	$-	$0.02

Amounts attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$0.11	$0.38	$1.09	$1.47
Earnings per share - Diluted	$0.10	$0.38	$1.07	$1.46
Dividends Declared per Share	$0.555	$0.540	$1.11	$1.08

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$2,154	$6,197	$16,977	$23,387

Other Comprehensive Loss:
Net unrealized losses on investments held by equity method investees - net of tax of $0 and $39 in 2012 and $0 and $27 in 2011, respectively	-	-	(58)	(41)

Other comprehensive loss	-	-	(58)	(41)

Comprehensive Income	2,154	6,197	16,919	23,346

Comprehensive income attributable to non-controlling interest	518	242	760	485

Comprehensive income attributable to CH Energy Group	$1,636	$5,955	$16,159	$22,861

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$16,977	$23,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,887	19,271
Amortization	2,280	2,098
Deferred income taxes - net	16,282	12,575
Bad debt expense	3,802	4,093
Undistributed equity in earnings of unconsolidated affiliates	(102)	(619)
Pension expense	12,987	14,866
Other post-employment benefits ("OPEB") expense	3,584	3,586
Regulatory liability - rate moderation	(1,107)	(6,166)
Revenue decoupling mechanism recorded	(2,829)	5,030
Regulatory asset amortization	2,865	2,882
Gain on sale of assets	(71)	543
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	12,884	6,433
Fuel, materials and supplies	6,316	4,246
Special deposits and prepayments	3,306	5,334
Income and other taxes	310	(1,921)
Accounts payable	2,056	(13,982)
Accrued interest	(503)	982
Customer advances	8	(6,219)
Pension plan contribution	(28,329)	(32,328)
OPEB contribution	(3,269)	(1,184)
Revenue decoupling mechanism (refunded) collected	(945)	2,541
Regulatory asset - storm deferral	(942)	-
Regulatory asset - manufactured gas plant ("MGP") site remediation	1,705	2,937
Regulatory asset - Temporary State Assessment	483	2,452
Merger related transaction costs paid	(4,589)	-
Deferred natural gas and electric costs	255	23,797
Other - net	8,912	893
Net cash provided by operating activities	71,213	75,527
Investing Activities:
Proceeds from sale of assets	103	6,834
Additions to utility and other property and plant	(54,012)	(39,509)
Acquisitions made by competitive business subsidiaries	-	(1,961)
Other - net	(3,014)	(1,765)
Net cash used in investing activities	(56,923)	(36,401)
Financing Activities:
Redemption of long-term debt	(36,495)	(463)
Proceeds from issuance of long-term debt	48,000	-
Borrowings of short-term debt - net	3,500	12,000
Dividends paid on Common Stock	(16,548)	(16,958)
Redemption of preferred Stock	(12,180)	-
Dividends paid on Preferred Stock of subsidiary	(661)	(485)
Shares repurchased	(2,993)	(18,612)
Other - net	(602)	(233)
Net cash used in financing activities	(17,979)	(24,751)
Cash Included in Net Current Assets Held for Sale	-	(1,602)
Net Change in Cash and Cash Equivalents	(3,689)	12,773
Cash and Cash Equivalents at Beginning of Period	15,281	29,420
Cash and Cash Equivalents at End of Period	$11,592	$42,193

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
(In Thousands)

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,168	$13,086
Federal and state income taxes paid	$118	$332
Additions to plant included in liabilities	$4,854	$3,186
Merger related transaction costs in liabilities	$3,873	$-

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2012	2011	2011
ASSETS
Utility Plant
Electric	$1,036,287	$1,008,394	$981,711
Natural gas	306,888	305,664	298,998
Common	153,542	147,286	141,480
Gross Utility Plant	1,496,717	1,461,344	1,422,189

Less: Accumulated depreciation	395,425	388,784	380,191
Net	1,101,292	1,072,560	1,041,998

Construction work in progress	63,841	58,847	54,693
Net Utility Plant	1,165,133	1,131,407	1,096,691

Non-Utility Property & Plant
Griffith non-utility property & plant	32,285	31,669	30,363
Other non-utility property & plant	524	524	10,532
Gross Non-Utility Property & Plant	32,809	32,193	40,895

Less: Accumulated depreciation - Griffith	22,548	22,006	21,222
Less: Accumulated depreciation - other	-	-	1,446
Net Non-Utility Property & Plant	10,261	10,187	18,227

Current Assets
Cash and cash equivalents	11,592	15,281	42,193
Accounts receivable from customers - net of allowance for doubtful accounts of $7.1 million, $7.0 million and $6.8 million, respectively	77,852	90,937	90,991
Accrued unbilled utility revenues	10,524	15,299	10,130
Other receivables	7,802	9,512	6,982
Fuel, materials and supplies	18,798	25,114	20,462
Regulatory assets	43,787	49,526	35,265
Income tax receivable	-	432	2,745
Fair value of derivative instruments	896	349	62
Special deposits and prepayments	18,063	21,795	17,293
Assets held for sale	-	-	47,512
Accumulated deferred income tax	21,840	5,895	17,781
Total Current Assets	211,154	234,140	291,416

Deferred Charges and Other Assets
Regulatory assets - pension plan	145,854	159,020	127,401
Regulatory assets - other	111,306	114,980	89,443
Fair value of derivative instruments	-	931	-
Goodwill	37,752	37,512	36,455
Other intangible assets - net	11,940	13,173	13,094
Unamortized debt expense	4,951	4,535	4,735
Investments in unconsolidated affiliates	2,590	2,777	6,684
Other investments	17,327	14,461	14,802
Other	5,148	6,989	5,364
Total Deferred Charges and Other Assets	336,868	354,378	297,978
Total Assets	$1,723,416	$1,730,112	$1,704,312

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands, except share amounts)

	June 30,	December 31,	June 30,
	2012	2011	2011
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 14,941,076 shares, 14,894,964 shares and 15,428,451 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	348,899	351,053	350,405
Retained earnings	242,036	242,391	236,486
Treasury stock - 1,921,011 shares, 1,967,123 shares and 1,433,636 shares, respectively	(90,739)	(92,908)	(63,781)
Accumulated other comprehensive income	296	354	418
Capital stock expense	(166)	(328)	(328)
Total Equity	502,012	502,248	524,886
Preferred Stock of subsidiary	9,027	21,027	21,027
Long-term debt	493,473	446,003	466,466
Total Capitalization	1,004,512	969,278	1,012,379
Current Liabilities
Current maturities of long-term debt	1,041	37,006	36,973
Notes payable	10,000	6,500	12,000
Accounts payable	37,071	43,904	41,450
Accrued interest	5,830	6,333	7,380
Dividends payable	8,293	8,511	8,574
Accrued vacation and payroll	7,169	6,702	6,660
Customer advances	22,535	22,527	13,090
Customer deposits	7,281	6,647	6,926
Regulatory liabilities	8,182	11,161	13,456
Fair value of derivative instruments	11,342	19,791	11,096
Accrued environmental remediation costs	8,525	6,652	3,687
Accrued income and other taxes	590	-	-
Deferred revenues	3,839	4,801	3,625
Liabilities held for sale	-	-	474
Other	16,134	17,905	13,339
Total Current Liabilities	147,832	198,440	178,730
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	10,571	6,988	10,494
Regulatory liabilities - other	107,168	108,887	110,267
Operating reserves	3,581	3,383	2,689
Fair value of derivative instruments	973	-	5,259
Accrued environmental remediation costs	8,452	11,036	12,045
Accrued OPEB costs	51,425	53,055	45,698
Accrued pension costs	97,883	121,911	74,438
Tax reserve	3,178	3,172	10,934
Other	17,611	18,802	16,851
Total Deferred Credits and Other Liabilities	300,842	327,234	288,675
Accumulated Deferred Income Tax	270,230	235,160	224,528
Commitments and Contingencies
Total Capitalization and Liabilities	$1,723,416	$1,730,112	$1,704,312

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2010	16,862,087	$1,686	(1,062,825)	$(44,887)	$350,360	$(328)	$230,342	$459	$172	$537,804
Comprehensive income:
Net income							23,387			23,387
Dividends declared on Preferred Stock of subsidiary							(485)			(485)
Change in fair value:
Investments								(41)		(41)
Reclassification to liabilities held for sale									(172)	(172)
Dividends declared on common stock							(16,758)			(16,758)
Treasury shares activity - net			(370,811)	(18,894)	45					(18,849)
Balance at June 30, 2011	16,862,087	$1,686	(1,433,636)	$(63,781)	$350,405	$(328)	$236,486	$418	$-	$524,886

Balance at December 31, 2011	16,862,087	$1,686	(1,967,123)	$(92,908)	$351,053	$(328)	$242,391	$354	$-	$502,248
Comprehensive income:
Net income							16,977			16,977
Preferred Stock Redemption						162	(342)			(180)
Dividends declared on Preferred Stock of subsidiary							(418)			(418)
Change in fair value:
Investments								(58)		(58)
Dividends declared on common stock							(16,572)			(16,572)
Treasury shares activity - net			46,112	2,169	(2,154)					15
Balance at June 30, 2012	16,862,087	$1,686	(1,921,011)	$(90,739)	$348,899	$(166)	$242,036	$296	$-	$502,012

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues
Electric	$115,429	$114,235	$244,701	$268,805
Natural gas	26,120	33,997	81,970	109,479
Total Operating Revenues	141,549	148,232	326,671	378,284

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	37,364	37,795	82,423	108,063
Purchased natural gas	7,490	15,290	32,104	57,088
Other expenses of operation	58,836	56,747	118,722	125,980
Depreciation and amortization	9,402	8,960	18,870	17,881
Taxes, other than income tax	11,842	11,403	25,333	24,659
Total Operating Expenses	124,934	130,195	277,452	333,671

Operating Income	16,615	18,037	49,219	44,613

Other Income and Deductions
Interest on regulatory assets and other interest income	1,470	1,421	3,616	3,287
Regulatory adjustments for interest costs	331	330	650	713
Other - net	(56)	(250)	(384)	(813)
Total Other Income	1,745	1,501	3,882	3,187

Interest Charges
Interest on long-term debt	5,730	5,892	11,458	11,797
Interest on regulatory liabilities and other interest	1,705	1,520	3,232	2,988
Total Interest Charges	7,435	7,412	14,690	14,785

Income Before Income Taxes	10,925	12,126	38,411	33,015

Income Taxes	4,254	4,755	15,007	13,004

Net Income	6,671	7,371	23,404	20,011

Preferred Stock Redemption Premium	342	-	342	-
Dividends Declared on Cumulative Preferred Stock	176	242	418	485

Income Available for Common Stock	$6,153	$7,129	$22,644	$19,526

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$6,671	$7,371	$23,404	$20,011
Other Comprehensive Income	-	-	-	-
Comprehensive Income	$6,671	$7,371	$23,404	$20,011

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$23,404	$20,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,848	16,977
Amortization	1,022	904
Deferred income taxes - net	16,574	12,472
Bad debt expense	3,332	3,346
Pension expense	12,987	14,866
OPEB expense	3,584	3,586
Regulatory liability - rate moderation	(1,107)	(6,166)
Revenue decoupling mechanism recorded	(2,829)	5,030
Regulatory asset amortization	2,865	2,882
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	7,320	10,366
Fuel, materials and supplies	4,586	1,894
Special deposits and prepayments	4,357	4,090
Income and other taxes	(486)	(1,179)
Accounts payable	(2,114)	(5,808)
Accrued interest	(503)	980
Customer advances	(357)	(6,064)
Pension plan contribution	(28,329)	(32,328)
OPEB contribution	(3,269)	(1,184)
Revenue decoupling mechanism collected	(945)	2,541
Regulatory asset - storm deferral	(942)	-
Regulatory asset - MGP site remediation	1,705	2,937
Regulatory asset - Temporary State Assessment	483	2,452
Deferred natural gas and electric costs	255	23,797
Other - net	5,714	5,679
Net cash provided by operating activities	65,155	82,081

Investing Activities:
Additions to utility plant	(52,876)	(35,734)
Other - net	(3,173)	(2,255)
Net cash used in investing activities	(56,049)	(37,989)

Financing Activities:
Redemption of long-term debt	(36,000)	-
Proceeds from issuance of long-term debt	48,000	-
Borrowings of short-term debt - net	5,500	-
Redemption of preferred stock	(12,180)	-
Dividends paid to parent - CH Energy Group	(13,000)	(22,000)
Dividends paid on cumulative Preferred Stock	(661)	(485)
Other - net	(620)	(233)
Net cash used in financing activities	(8,961)	(22,718)

Net Change in Cash and Cash Equivalents	145	21,374
Cash and Cash Equivalents - Beginning of Period	2,521	9,622
Cash and Cash Equivalents - End of Period	$2,666	$30,996

Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,107	$11,376
Federal and state income taxes paid	$-	$-
Additions to plant included in liabilities	$4,854	$2,956

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	June 30,	December 31,	June 30,
	2012	2011	2011
ASSETS
Utility Plant
Electric	$1,036,287	$1,008,394	$981,711
Natural gas	306,888	305,664	298,998
Common	153,542	147,286	141,480
Gross Utility Plant	1,496,717	1,461,344	1,422,189

Less: Accumulated depreciation	395,425	388,784	380,191
Net	1,101,292	1,072,560	1,041,998

Construction work in progress	63,841	58,847	54,693
Net Utility Plant	1,165,133	1,131,407	1,096,691

Non-Utility Property and Plant	524	524	681
Less: Accumulated depreciation	-	-	35
Net Non-Utility Property and Plant	524	524	646

Current Assets
Cash and cash equivalents	2,666	2,521	30,996
Accounts receivable from customers - net of allowance for doubtful accounts of $5.4 million, $5.2 million and $5.2 million, respectively	53,796	61,610	61,434
Accrued unbilled utility revenues	10,524	15,299	10,130
Other receivables	4,354	5,301	4,317
Fuel, materials and supplies - at average cost	16,451	21,037	18,133
Regulatory assets	43,787	49,526	35,265
Fair value of derivative instruments	896	320	62
Special deposits and prepayments	13,750	18,258	13,146
Accumulated deferred income tax	15,503	-	11,575
Total Current Assets	161,727	173,872	185,058

Deferred Charges and Other Assets
Regulatory assets - pension plan	145,854	159,020	127,401
Regulatory assets - other	111,306	114,980	89,443
Fair value of derivative instruments	-	931	-
Unamortized debt expense	4,951	4,535	4,735
Other investments	16,870	14,047	14,372
Other	1,798	3,065	1,720
Total Deferred Charges and Other Assets	280,779	296,578	237,671

Total Assets	$1,608,163	$1,602,381	$1,520,066

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands, except share amounts)

	June 30,	December 31,	June 30,
	2012	2011	2011
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock (30,000,000 shares authorized: $5 par value; 16,862,087 shares issued and outstanding)	$84,311	$84,311	$84,311
Paid-in capital	199,980	199,980	199,980
Retained earnings	175,609	165,965	162,424
Capital stock expense	(4,799)	(4,961)	(4,961)
Total Equity	455,101	445,295	441,754

Cumulative Preferred Stock not subject to mandatory redemption	9,027	21,027	21,027

Long-term debt	465,950	417,950	417,902
Total Capitalization	930,078	884,272	880,683

Current Liabilities
Current maturities of long-term debt	-	36,000	36,000
Notes payable	7,000	1,500	-
Accounts payable	29,317	35,731	36,276
Accrued interest	5,680	6,183	6,948
Dividends payable - Preferred Stock	-	242	242
Accrued vacation and payroll	5,801	5,556	5,318
Customer advances	14,247	14,604	7,689
Customer deposits	7,220	6,582	6,859
Regulatory liabilities	8,182	11,161	13,456
Fair value of derivative instruments	11,342	19,791	11,096
Accrued environmental remediation costs	8,081	6,117	2,387
Accrued income and other taxes	1,500	1,274	912
Accumulated deferred income tax	-	156	-
Other	12,353	14,855	10,139
Total Current Liabilities	110,723	159,752	137,322

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	10,571	6,988	10,494
Regulatory liabilities - other	107,168	108,887	110,267
Operating reserves	2,518	2,120	1,841
Fair value of derivative instruments	973	-	5,259
Accrued environmental remediation costs	7,320	9,726	10,784
Accrued OPEB costs	51,425	53,055	45,698
Accrued pension costs	97,883	121,911	74,438
Tax reserve	3,178	3,172	10,934
Other	16,668	17,955	15,900
Total Deferred Credits and Other Liabilities	297,704	323,814	285,615

Accumulated Deferred Income Tax	269,658	234,543	216,446

Commitments and Contingencies

Total Capitalization and Liabilities	$1,608,163	$1,602,381	$1,520,066

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$164,898	$-	$444,228
Net income							20,011		20,011
Dividends declared:
On cumulative Preferred Stock							(485)		(485)
On Common Stock to parent - CH Energy Group							(22,000)		(22,000)
Balance at June 30, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$162,424	$-	$441,754

Balance at December 31, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$165,965	$-	$445,295
Net income							23,404		23,404
Preferred Stock Redemption						162	(342)		(180)
Dividends declared:
On cumulative Preferred Stock							(418)		(418)
On Common Stock to parent - CH Energy Group							(13,000)		(13,000)
Balance at June 30, 2012	16,862,087	$84,311	-	$-	$199,980	$(4,799)	$175,609	$-	$455,101

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("CH Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson").  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group's Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group's non-utility subsidiary, Central Hudson Enterprises Corporation ("CHEC").  Operating results of CHEC include its wholly owned subsidiary, Griffith Energy Services, Inc. ("Griffith").  Discontinued operations on CH Energy Group's Consolidated Statements of Income include the operating results of CHEC's subsidiaries which were sold in 2011, including Lyonsdale Biomass, LLC ("Lyonsdale"), Shirley Wind, LLC ("Shirley Wind"), CH-Auburn, LLC ("CH-Auburn") and CH-Greentree, LLC ("CH-Greentree").  Intercompany balances and transactions have been eliminated in consolidation.  See Note 5 - "Acquisitions, Divestitures and Investments" for further information.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which for regulated public utilities, includes specific accounting guidance for regulated operations.  For additional information regarding regulatory accounting, see Note 2 - "Regulatory Matters."

Pending Acquisition by Fortis Inc.

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.  On July 3, 2012, The Federal Energy Regulatory Commission approved the acquisition of CH Energy Group by Fortis.  On July 17, 2012 the Committee on Foreign Investment in the United States approved the acquisition of CH Energy Group by Fortis.  The transaction remains subject to review by the U.S. Department of Justice, the Federal Trade Commission and the New York State Public Service Commission.

Unaudited Financial Statements

The accompanying Consolidated Financial Statements of CH Energy Group and Financial Statements of Central Hudson are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  These unaudited quarterly Financial Statements do not contain all footnote disclosures concerning accounting policies and other matters which would be included in annual Financial Statements and, accordingly, should be read in conjunction with the audited Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2011 (the "Corporations' 10-K Annual Report").

CH Energy Group's and Central Hudson's balance sheets as of June 30, 2011 are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Reclassification

Certain amounts in the 2011 Financial Statements have been reclassified to conform to the 2012 presentation.  For more information regarding reclassification of discontinued operations, see Note 5 - "Acquisition, Divestitures and Investments."

Revenue Recognition

CH Energy Group's deferred revenue balances as of June 30, 2012, December 31, 2011 and June 30, 2011 were $3.8 million, $4.8 million and $3.6 million, respectively.  The deferred revenue balance will be recognized in CH Energy Group's operating revenues over the 12-month term of the respective customer contract.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials & Supplies

The following is a summary of CH Energy Group's and Central Hudson's inventories (In Thousands):

	CH Energy Group			Central Hudson
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2012	2011	2011	2012	2011	2011
Natural gas	$7,220	$11,711	$8,436	$7,220	$11,711	$8,436
Petroleum products and propane	1,267	3,422	1,495	-	494	519
Fuel used in electric generation	284	285	263	284	285	263
Materials and supplies	10,027	9,696	10,268	8,947	8,547	8,915
Total	$18,798	$25,114	$20,462	$16,451	$21,037	$18,133

Depreciation and Amortization

Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  These depreciation rates include a charge for the cost of future removal and retirement of fixed assets.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $53.3 million, $52.6 million, and $53.0 million of cost of removal as regulatory liabilities as of June 30, 2012, December 31, 2011, and June 30, 2011, respectively.  This liability represents the portion of the cost of removal charge in excess of the amount reported as an Asset Retirement Obligation under GAAP.

See Note 6 - "Goodwill and Other Intangible Assets" for further discussion of amortization of intangibles (other than goodwill).

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group's Common Stock, earnings for CH Energy Group are reduced by the Preferred Stock dividends of Central Hudson.

The average dilutive effect of CH Energy Group's stock options, performance shares and restricted shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Shares	221,617	198,077	221,617	197,589

Certain stock options can be excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock.  There were no options excluded during the three and six months ended June 30, 2012 or 2011.

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

	June 30, 2012
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges (In Thousands)	$26,250	$4,189

(1)	Balance included in CH Energy Group's Consolidated Balance Sheet.

Management is not aware of any existing condition that would require payment under the guarantees.

Common Stock Dividends

On May 31, 2012, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share payable August 2, 2012, to shareholders of record as of July 10, 2012.

CH Energy Group's ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC's limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation, Central Hudson was restricted to a maximum payment of $44.6 million in dividends to CH Energy Group for the year ended December 31, 2011.  Central Hudson's dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below "BBB+" by more than one rating agency if the stated reason for the downgrade is related to any of CH Energy Group's or Central Hudson's affiliates.  Further restrictions are imposed for any downgrades below this level.  For the three and six months ended June 30, 2012, Central Hudson declared and paid dividends of $13.0 million to parent CH Energy Group.  CH Energy Group's other subsidiaries do not have express restrictions on their ability to pay dividends.

NOTE 2 - Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson's regulatory assets and liabilities (In Thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$10,520	$10,775	$6,522
Deferred unrealized losses on derivatives	11,342	19,791	11,034
PSC General and Temporary State Assessment and carrying charges	7,237	8,123	7,710
RDM and carrying charges	4,611	791	-
Residual natural gas deferred balances	4,554	4,554	4,554
Deferred debt expense on re-acquired debt	628	625	632
Deferred and accrued costs - MGP site remediation and carrying charges	4,605	4,577	4,523
Other	290	290	290
	43,787	49,526	35,265
Long-term:
Deferred pension costs	145,854	159,020	127,401
Deferred unrealized losses on derivatives	973	-	5,259
Carrying charges - pension reserve	7,272	4,986	3,006
Deferred and accrued costs - MGP site remediation and carrying charges	12,137	14,260	13,016
Deferred debt expense on re-acquired debt	5,015	5,332	5,167
Deferred Medicare Subsidy taxes	7,591	7,307	7,031
Residual natural gas deferred balances and carrying charges	7,082	9,829	11,384
Income taxes recoverable through future rates	42,304	42,997	34,745
Energy efficiency incentives	2,719	2,719	-
Deferred storm costs and carrying charges	13,296	15,416	-
Other	12,917	12,134	9,835
	257,160	274,000	216,844
Total Regulatory Assets	$300,947	$323,526	$252,109

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$-	$1,107	$3,229
RDM and carrying charges	-	-	3,746
Deferred unrealized gains on derivatives	896	-	-
Income taxes refundable through future rates	5,178	5,062	4,533
Deferred unbilled gas revenues	2,108	4,992	1,948
	8,182	11,161	13,456
Long-term:
Customer benefit fund	2,512	2,623	3,397
Deferred cost of removal	53,307	52,565	52,991
Rate Base impact of tax repair project and carrying charges	8,173	9,413	9,862
Excess electric depreciation reserve and carrying charges	1,887	2,678	3,072
Deferred unrealized gains on derivatives	-	931	-
Income taxes refundable through future rates	25,951	29,648	23,826
Deferred OPEB costs	10,571	6,988	10,494
Carrying charges - OPEB reserve	7,586	5,405	3,401
Other	7,752	5,624	13,718
	117,739	115,875	120,761
Total Regulatory Liabilities	$125,921	$127,036	$134,217

Net Regulatory Assets	$175,026	$196,490	$117,892

The significant new regulatory assets and liabilities include:

Storm Costs:  Central Hudson is authorized to request and the PSC has historically approved deferral accounting for incremental storm restoration costs which meet the following criteria: (1) the expense must be incremental to the amount provided in rates, (2) the incremental costs must be material and extraordinary in nature, and (3) the utility's earnings are below the authorized rate of return on common equity.  The balance shown for storm costs as of June 30, 2012 relates to the impacts of Tropical Storm Irene as well as a significant snow storm event in late October 2011.  These amounts are based on actual rate year results for the rate year ended June 30, 2012.  Management believes the costs deferred as of June 30, 2012 are probable of future recovery.  See Other Regulatory Matters and PSC Proceedings for further details on these storm events.

2010 Rate Order

From July 1, 2010 through June 30, 2013, Central Hudson is operating under the terms of the 2010 Rate Order, which provides for the following:

Description	2010 Rate Order
Electric delivery revenue increases	$11.8 million(1) 7/1/10 $9.3 million(1) 7/1/11 $9.1 million 7/1/12
Natural gas delivery revenue increases	$5.7 million 7/1/10 $2.4 million 7/1/11 $1.6 million 7/1/12
ROE	10.0%
Earnings sharing	Yes(2)
Capital structure - common equity	48%
Targets with true-up provisions - % of revenue requirement to defer for shortfalls
Net plant balances	100%
Transmission and distribution ROW maintenance	100%
RDMs - electric and natural gas(3)	Yes
New deferral accounting for full recovery
Fixed debt costs	Yes(4)
Transmission sag mitigation	Yes
New York State Temporary Assessment	Yes
Material regulatory actions(5)	Yes(5)
Property taxes - Deferral for 90% of excess/deficiency relative to revenue requirement	Yes(6)

(1)	Moderated by $12 million and $4 million bill credits, respectively.
(2)	ROE > 10.5%, 50% to customers, > 11.0%, 80% to customers, > 11.5%, 90% to customers.
(3)	Electric is based on revenue dollars; gas is based on usage per customer.
(4)	Deferral authorization in RY2 and RY3 only.
(5)	Legislative, governmental or regulatory actions with individual impacts greater than or equal to 2% of net income of the applicable department.
(6)	The Company's pre-tax gain or loss limited to $0.7 million per rate year.

Other PSC Proceedings

In late August 2011, Central Hudson's service territory was affected by Tropical Storm Irene, disrupting service to approximately 180,000 customers.  On November 28, 2011, Central Hudson filed a petition with the PSC seeking to defer for future recovery with carrying charges $11.4 million of incremental electric storm restoration expense above the respective rate allowance during the twelve months ended June 30, 2012, which is the second rate year established by the PSC in its approval of a Joint Proposal in Case 09-E-0588.  These incremental costs represent the amount Central Hudson deferred on its books as of October 31, 2011 based on actual costs incurred, bills received and an estimate for bills outstanding.  The Company believes the incremental costs associated with this storm meet the PSC's criteria for deferral.  As of June 30, 2012, the deferred balance related to this storm event was $11.0 million based on final bills received.

On October 29, 2011, Central Hudson experienced an unusual fall storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represents the second extraordinary storm event that has occurred to date within the second rate year established by the PSC in its Rate Plan adopting the terms of a Joint Proposal in Case 09-E-0588.  On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  However, because the petition requests the PSC to deviate from its prior precedents, the amount the PSC may grant could be lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company's previous requests to defer incremental storm costs.  Approximately $3.7 million, $1.1 million and $2.1 million of incremental storm restoration expense associated with this storm was expensed in December 2011, March 2012 and June 2012, respectively, so that the return on common equity for the twelve months ending June 30, 2012 does not exceed the authorized rate of return of 10%.  As of June 30, 2012, the deferred balance related to this storm event was $1.7 million.

On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS Inc. ("FortisUS"), and Cascade Acquisition Sub Inc. ("Petitioners"), submitted a joint petition to the PSC for approval of the acquisition of CH Energy Group by Fortis and related transactions.  The petition describes how the acquisition of Central Hudson by Fortis will produce benefits for constituencies that include customers, employees and communities in Central Hudson's service territory as well as positive public benefits.  The petition categorizes the public benefits into three major areas: 1) FortisUS' commitments and intention to preserve and build on the existing strength of Central Hudson, 2) mitigation of any potential negative aspects of the merger consistent with the PSC's disposition of specific issues that have arisen in prior utility merger proceedings in New York State and 3) identifiable monetary benefits resulting from assignment of costs to shareholders and cost savings made possible by the merger.  The petition includes proposals and commitments that effectively mitigate any potential risks to Central Hudson's customers from foreign holding company ownership and rate increase risk.  The petitioners have quantified the economic value of the proposals in the merger to be in excess of $20 million.  Central Hudson believes the merger is in the public interest and should be approved on the basis of the proposals set forth in the petition.  See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Regulatory Matters - PSC Proceedings" for further discussion.

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

NOTE 4 - Income Tax

In September of 2010, Central Hudson filed a request with the Internal Revenue Service ("IRS") to change the Company's tax accounting method related to costs to repair and maintain utility assets.  The change was effective for the tax year ending December 31, 2009.  This change allows Central Hudson to take a current tax deduction for a significant amount of repair costs that were previously capitalized for tax purposes.

Other than the uncertain tax position related to the Company's accounting method change, there are no other uncertain tax positions.  The following is a summary of activity related to uncertain tax positions (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$3,174	$11,952	$3,172	$11,486
Adjustment related to tax accounting method change	4	(1,018)	6	(552)
Balance at the end of the period	$3,178	$10,934	$3,178	$10,934

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007 - 2011
New York State	2007 - 2011

(1)   Federal tax filings for the years 2007 - 2010 are currently under audit.

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group's Consolidated Statement of Income (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to CH Energy Group	$1,636	$5,955	$16,217	$22,902
Preferred Stock dividends of Central Hudson	176	242	418	485
Preferred Stock Redemption Premium	342	-	342	-
Federal income tax	-	(325)	-	678
State income tax	(157)	(77)	250	271
Deferred federal income tax	2,866	3,519	13,319	12,072
Deferred state income tax	317	(174)	1,228	572
Income before taxes	$5,180	$9,140	$31,774	$36,980

Computed federal tax at 35% statutory rate	$1,813	$3,199	$11,121	$12,943
State income tax net of federal tax benefit	307	(24)	1,666	964
Depreciation flow-through	782	777	1,579	1,565
Cost of Removal	(600)	(458)	(1,196)	(915)
Merger Transaction Costs	1,283	-	2,988	-
Production tax credits	-	(63)	-	(98)
Other	(559)	(488)	(1,361)	(866)
Total income tax	$3,026	$2,943	$14,797	$13,593

Effective tax rate - federal	55.3%	34.9%	41.9%	34.5%
Effective tax rate - state	3.1%	(2.7)%	4.7%	2.2%
Effective tax rate - combined	58.4%	32.2%	46.6%	36.7%

Merger related transaction costs that are facilitative in nature are considered nondeductible for tax purposes. Merger related transaction costs incurred in the three and six months ended June 30, 2012 totaling $3.2 million and $7.5 million have been determined to be facilitative and therefore nondeductible.  This was the major reason for the increase in the effective tax rate for the three and six months ended June 30, 2012 as compared to the prior year.

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson's Statement of Income (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$6,671	$7,371	$23,404	$20,011
Federal income tax	-	-	-	-
State income tax	-	-	-	-
Deferred federal income tax	3,674	4,209	12,994	11,496
Deferred state income tax	580	546	2,013	1,508
Income before taxes	$10,925	$12,126	$38,411	$33,015

Computed federal tax at 35% statutory rate	$3,824	$4,244	$13,444	$11,555
State income tax net of federal tax benefit	580	495	2,013	1,398
Depreciation flow-through	782	777	1,579	1,565
Cost of Removal	(600)	(458)	(1,196)	(915)
Other	(332)	(303)	(833)	(599)
Total income tax	$4,254	$4,755	$15,007	$13,004

Effective tax rate - federal	33.6%	34.7%	33.8%	34.8%
Effective tax rate - state	5.3%	4.5%	5.2%	4.6%
Effective tax rate - combined	38.9%	39.2%	39.0%	39.4%

NOTE 5 - Acquisitions, Divestitures and Investments

Acquisitions

During the six months ended June 30, 2012, Griffith acquired fuel distribution companies as follows (Dollars in Thousands):

	# of			Total		Total
	Acquired	Purchase		Intangible		Tangible
Quarter Ended	Companies	Price		Assets(1)	Goodwill	Assets
March 31, 2012	1		$275	$265	$240	$10
June 30, 2012	-	1	-	-	-	-
Total	1		$275	$265	$240	$10

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

During 2011, CHEC divested four of its renewable energy investments, as follows:

-	On May 1, 2011, CHEC completed the sale of Lyonsdale, which owns a wood-burning electric generating facility in Lyons Falls, New York.
-	On August 11, 2011, CHEC completed the sale of Shirley Wind, which owns a wind project in Glenmore, Wisconsin.
-	On September 16, 2011, CHEC completed the sale of CH-Auburn, which owns an electric generating plant that utilizes methane gas generated by the City of Auburn, New York landfill.
-
On December 29, 2011, CHEC completed the sale of a molecular gate owned by CH-Greentree, which was used to remove nitrogen from landfill gas and was being leased to Greentree Landfill Gas Company, LLC.

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

The table below provides additional detail of the financial results of the discontinued operations (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues from discontinued operations	$-	$2,097	$-	$5,542
Income from discontinued operations before tax	-	220	-	821
Loss from sale of discontinued operations	-	(92)	-	(543)
Income tax expense from discontinued operations	-	38	-	73

Investments

The value of CHEC's investments as of June 30, 2012 is as follows (In Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$28,100	$36,695	$64,795
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant	-	-	-
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	-	-
Other	Partnerships and an energy sector venture capital fund	-	2,589	2,589
		$28,100	$39,284	$67,384

As of June 30, 2012, CHEC has two remaining investments in renewable energy - Cornhusker Holdings and CH-Community Wind, both of which are recorded at zero as of June 30, 2012.  See Note 15 - "Other Fair Value Measurements" for further details on the fair value assessments and impairments recorded on these investments.  CHEC also has investments in cogeneration partnerships and an energy sector venture capital fund totaling approximately $2.6 million as of June 30, 2012.  These investments are not considered a part of the core business.  However, management intends to retain these investments at this time.

NOTE 6 - Goodwill and Other Intangible Assets

Goodwill, customer relationships and covenants not to compete associated with acquisitions are included in intangible assets.  In accordance with current accounting guidance related to goodwill and other intangible assets, goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are periodically reviewed for impairment.

In the fourth quarter of 2011, management performed a qualitative assessment of any potential impairment of Griffith's goodwill.  The last quantitative analysis of impairment was performed as of September 30, 2010, which reflected that the fair value of Griffith exceeded its carrying value by approximately $34.2 million.  Additionally, management believes that no event has occurred which would trigger impairment since the last quantitative test performed.  Based on these factors and other factors considered in its qualitative analysis, management believes that it is more likely than not that the fair market value of Griffith is more than the carrying value and, therefore, the first and second steps of the impairment test prescribed in guidance were not necessary.

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	June 30, 2012		December 31, 2011		June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$36,526	$24,797	$36,517	$23,571	$35,341	$22,389
Covenants not to compete	377	166	361	134	256	114
Total Amortizable Intangibles	$36,903	$24,963	$36,878	$23,705	$35,597	$22,503

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Intangibles Amortization Expense (In Thousands)	$624	$597	$1,258	$1,194

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is as follows (In Thousands):

	2013	2014	2015	2016	2017
Estimated Amortization Expense	$2,494	$2,485	$2,230	$866	$563

NOTE 7 - Short-Term Borrowing Arrangements

CH Energy Group and Central Hudson borrowings under its committed and uncommitted short-term borrowing arrangements are as follows (In Thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
CH Energy Group Holding Company Short-term borrowings	$6,000	$5,000	$12,000
Central Hudson Short-term borrowings	7,000	1,500	-
Intercompany borrowing	(3,000)	-	-
Total CH Energy Group	$10,000	$6,500	$12,000

The corresponding weighted average effective interest rates for the short-term borrowings as of June 30, 2012, December 31, 2011 and June 30, 2011 were 1.09%, 0.72% and 0.65%, respectively.

From time to time Central Hudson borrows from its parent CH Energy Group on an intercompany demand note. These are one-month loans at a market rate equivalent to that available under Central Hudson's revolving credit agreement.  On June 30, 2012 the outstanding balance under this program was $3 million.

NOTE 8 - Capitalization - Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

Effective July 31, 2007, CH Energy Group's Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the "Repurchase Program"), which was originally authorized in 2002.  As amended, the Repurchase Program authorized the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of CH Energy Group's outstanding Common Stock, from time to time, through July 31, 2012.  As of June 30, 2012, CH Energy Group had purchased 948,676 shares under the Repurchase Program.

As part of this Repurchase Program, on August 16, 2011, CH Energy Group implemented an accelerated share repurchase program ("ASR") providing for the repurchase by CH Energy Group of a number of shares with a value as of the date of the agreement of $30 million.  CH Energy Group paid $30 million and received 554,017 shares on August 17, 2011, which represented 100% of the total number of shares CH Energy Group would have received if the price per share of the Common Stock had remained at the closing price on August 16, 2011 of $54.15 per share throughout the remainder of the calculation period under the program.

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

Subsequent to June 30, 2012, no additional shares have been purchased under the Repurchase Program.  CH Energy Group does not intend to purchase additional shares under the Program during the remainder of 2012.  The shares repurchased by CH Energy Group have not been retired or cancelled, and the repurchases accordingly have been presented as an increase to treasury stock in CH Energy Group's Consolidated Balance Sheet.

Effective July 1, 2011, employer matching contributions to an eligible employee's Savings Incentive Plan ("SIP") could be paid in either cash or in CH Energy Group Common Stock, and CH Energy Group initially chose to meet its matching obligation in Common Stock.  Since March 1, 2012, the Company has been providing cash for all of its matching obligations, except for matching contributions associated with classified employees of Central Hudson.  The classified employees will continue to receive matching contributions in CH Energy Group Common Stock.  As of June 30, 2012, 41,614 shares had been issued from treasury related to the employer matching contribution, of which 22,058 were issued in 2012 with 3,556 issued during the second quarter of 2012.

On May 18, 2012, Central Hudson redeemed two of its four outstanding series of preferred stock.

Registered holders of Cumulative Preferred Stock, Series D (4.35%) received $102.00 per share plus accrued and unpaid dividends. Registered holders of 4.96% Cumulative Preferred Stock, Series E received $101.00 per share plus accrued and unpaid dividends. The redemption was funded from the proceeds of the sale of Medium Term Notes on March 30, 2012. See Note 9 - "Capitalization - Long-Term Debt" for further information. The premium paid in connection with the redemption of the preferred stock was recorded as a reduction of Retained Earnings on Central Hudson's Balance Sheet and as Premium on Preferred Stock Redemption on Central Hudson's Income Statement.

Through June 30, 2012, Central Hudson made $13.0 million of dividend payments in 2012 to parent CH Energy Group.  Central Hudson made $22.0 million of dividend payments to parent CH Energy Group in the six months ended June 30, 2011.

NOTE 9 - Capitalization - Long-Term Debt

On March 30, 2012, Central Hudson issued $48.0 million of its Series G registered unsecured Medium Term Notes.  The notes bear interest at the rate of 4.776% per annum on a principal amount of $48.0 million and mature on April 1, 2042.

The proceeds from the sale of the Notes were used by Central Hudson to refinance $36.0 million of its 6.64% Series D Medium Term Notes that matured on March 28, 2012, and to redeem its Cumulative Preferred Stock, Series D, with an aggregate redemption price of $6.1 million, and its 4.96% Cumulative Preferred Stock, Series E, with an aggregate redemption price of $6.1 million.  See Note 8 - "Capitalization - Common and Preferred Stock" for further information.

NYSERDA

Central Hudson's outstanding Series B NYSERDA Bonds total $33.7 million at June 30, 2012.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and therefore do not impact earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B NYSERDA Bonds, on March 28, 2012, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2014.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  The rate cap replaced an expiring rate cap with substantially similar terms. See Note 14 - "Accounting for Derivative Instruments and Hedging Activities" for fair value disclosures related to this instrument.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its Series B NYSERDA Bonds.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

NOTE 10 - Post-Employment Benefits

Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans.  Central Hudson pension benefits include a Retirement Income Plan ("RIP") and a non-qualified Supplemental Executive Retirement Plan ("SERP").

In its Orders, the PSC has authorized deferral accounting treatment for any variations between actual pension and other post-employment benefits ("OPEB") expense and the amount included in the current delivery rate structure.  As a result, post-retirement benefit plans at Central Hudson do not have any impact on earnings.  The following information is provided in accordance with current accounting requirements.

The following are the components of Central Hudson's net periodic benefit costs for its pension and OPEB plans for the three and six months ended June 30, 2012 and 2011 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$2,741	$2,449	$644	$673
Interest cost	6,178	6,537	1,662	1,732
Expected return on plan assets	(6,768)	(6,860)	(1,734)	(1,711)
Amortization of:
Prior service cost (credit)	500	536	(1,466)	(1,466)
Transitional obligation	-	-	641	642
Recognized actuarial loss	5,788	6,523	2,326	2,688
Net Periodic Benefit Cost	$8,439	$9,185	$2,073	$2,558

	Pension Benefits		OPEB(1)
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$5,482	$4,897	$1,288	$1,346
Interest cost	12,355	13,074	3,324	3,464
Expected return on plan assets	(13,536)	(13,720)	(3,468)	(3,422)
Amortization of:
Prior service cost (credit)	1,001	1,072	(2,932)	(2,932)
Transitional obligation	-	-	1,282	1,283
Recognized actuarial loss	11,576	13,046	4,652	5,376
Net Periodic Benefit Cost	$16,878	$18,369	$4,146	$5,115

(1)	The OPEB amounts for all periods presented reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

The balance of Central Hudson's accrued pension costs (i.e., the under-funded status) is as follows (In Thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011
Accrued pension costs	$98,534	$122,562	$75,148

These balances include the difference between the projected benefit obligation ("PBO") for pensions and the market value of the pension assets, and the liability for the non-qualified SERP.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011
Prefunded pension costs prior to funding status adjustment	$41,721	$30,270	$48,267
Additional liability required	(140,255)	(152,832)	(123,415)
Total accrued pension costs	$(98,534)	$(122,562)	$(75,148)
Total offset to additional liability - Regulatory assets - Pension Plan	$140,255	$152,832	$123,415

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

Contributions for the six months ended June 30, 2012 and 2011 were as follows (In Thousands):

	Retirement Income Plan		OPEB
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Contributions	$28,000	$32,028	$3,269	$1,184

Retirement Plan Policy and Strategy

Central Hudson's Retirement Plan investment policy seeks to achieve long-term growth and income to match the long-term nature of its funding obligations. Management has transitioned to a liability-driven investment ("LDI") strategy for its pension plan assets.  Management's objective is to reduce the plan's funded status volatility and the level of contributions by more closely aligning the characteristics of plan assets with liabilities.

Asset allocation targets in effect for the six months ended June 30, 2012 as well as actual asset allocations as of June 30, 2012 and December 31, 2011 expressed as a percentage of the market value of the Retirement Plan's assets, are summarized in the table below:

Asset Class	June 30, 2012	Minimum	Target Average	Maximum	December 31, 2011
Equity Securities	48.4%	45%	50%	55%	35.8%
Debt Securities	49.7%	45%	50%	55%	54.4%
Other(1)	1.9%	-%	-%	-%	9.8%

(1)	Consists of temporary cash investments, as well as receivables for investments sold and interest, and payables for investments purchased, which have not settled as of that date.

The above asset allocations as of June 30, 2012 reflect the successful completion of the transition to a LDI strategy resulting in an asset allocation of approximately 50% equity and 50% long duration fixed income assets. The asset allocations as of December 31, 2011 were driven by the ongoing transition and were compounded by 2011 market activity. In 2011, a reduction in interest rates made the long duration bonds held in debt securities more valuable and a decrease in stock price performance reduced the value of the pension plan's equity investments. Due to market value fluctuations, RIP assets will require rebalancing from time to time to maintain the target asset allocation.  Management is currently monitoring ongoing market activity and the impact on the pension plan asset allocations to determine if a rebalancing will be necessary.

Central Hudson cannot assure that the RIP's return objectives or funded status objectives will be achieved.

NOTE 11 - Equity-Based Compensation

CH Energy Group has adopted the CH Energy Group, Inc. 2011 Long-Term Equity Incentive Plan (the "2011 Plan").  The 2011 Plan reserves for awards to be granted up to a maximum of 400,000 shares of Common Stock plus any shares remaining available under the 2006 Long-Term Equity Incentive Plan (the "2006 Plan") as of April 26, 2011 and any shares that are subject to awards granted under the 2006 Plan that are forfeited, cancelled, surrendered or otherwise terminated without the issuance of shares on or after that date.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, dividend equivalents and other awards that CH Energy Group may authorize.
The 2011 Plan will continue in effect until February 9, 2021, unless sooner terminated by the Board of Directors.  Termination will not affect grants and awards then outstanding.

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 and 2011 Plans are as follows:

			Performance Shares
	Grant Date	Performance	Outstanding at
Grant Date	Fair Value	Shares Granted	June 30, 2012
February 8, 2010	$38.62	48,740	43,220
February 7, 2011	$49.77	40,320	40,320
February 6, 2012	$56.15	39,440	39,440

The ultimate number of shares earned under the awards is based on metrics established by the Compensation Committee at the beginning of the award cycle.  Participants may elect to defer receipt of shares earned in accordance with terms and subject to conditions of the Directors and Executives Deferred Compensation Plan.  Ultimate payouts from the Directors and Executives Deferred Compensation Plan are made in the form of cash or shares.  Accordingly, these awards are classified as liabilities and are adjusted to fair value as of the end of each reporting period.

In May 2012, performance shares earned as of December 31, 2011 for the award cycle with a grant date of January 26, 2009 were issued to participants.  Participant awards were settled with the use of CH Energy Group treasury shares totaling 22,667.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of June 30, 2012:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at June 30, 2012
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	8,625
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(1)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	2,000
February 7, 2011	Shares	1,500	$49.77	1/3 each year in Years 3, 4 and 5	1,500
February 7, 2011	Shares	2,230	$49.77	End of 3 years	2,230
February 6, 2012	Shares	2,170	$56.15	End of 3 years	2,170

(1)	The vesting of 405 shares was accelerated as approved by the Board of Directors.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the three and six months ended June 30, 2012 and 2011 (In Thousands):

	CH Energy Group		Central Hudson
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Performance shares	$812	$864	$686	$727
Restricted shares and stock units	$114	$116	$65	$67
Recognized tax benefit of restricted shares and stock units	$46	$46	$26	$27

	CH Energy Group		Central Hudson
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Performance shares	$2,351	$1,553	$1,211	$1,298
Restricted shares and stock units	$227	$228	$130	$133
Recognized tax benefit of restricted shares and stock units	$92	$93	$52	$53

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

Compensation expense for restricted shares and stock options is recognized over the defined vesting periods based on the grant date fair value of the awards.  Stock option expense recognized over the three and six months ended June 30, 2012 and 2011 was not material.

CH Energy Group compensation expense related to performance share awards increased during the six months ended June 30, 2012 compared to the same period in 2011 primarily as a result of the increased price per share of CH Energy Group common stock.  The market price of CH Energy Group stock increased approximately $8 per share immediately following the February 21, 2012 announcement that CH Energy Group had entered into a merger agreement with Fortis.  CH Energy Group's equity-based compensation expense for the six months ended June 30, 2012 included approximately $0.9 million attributable to the increase in stock price on outstanding performance share awards, which has been recognized at the holding company as a transaction cost resulting from the proposed acquisition of CH Energy Group by Fortis and not allocated to its subsidiaries.

NOTE 12 - Commitments and Contingencies

Electricity Purchase Commitments

On June 30, 2010 and September 9, 2010, Central Hudson entered into agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.  The electricity purchased under these current contracts with Entergy is estimated to represent approximately 13% of Central Hudson's full-service customer requirements on an annual basis.  For the six months ended June 30, 2011, energy supplied under these agreements cost approximately $9.3 million.  For the six months ended June 30, 2012, energy supplied under these agreements cost approximately $10.5 million.  These contracts meet the definition of a normal purchase and are therefore excluded from current accounting requirements related to derivatives.

In the event the above noted counterparty is unable to fulfill its commitment to deliver under the terms of the agreements, Central Hudson would obtain the supply from the New York Independent System Operator ("NYISO") market, and under Central Hudson's current ratemaking treatment, recover the full cost from customers.  As such, there would be no impact on earnings.

Central Hudson must also acquire sufficient peak load capacity to meet the peak load requirements of its full service customers.  This capacity is made up of contracts with capacity providers, purchases from the NYISO capacity market and its own generating capacity.

Environmental Matters

Central Hudson

•	Air

There has been no change to this disclosure in 2012, however, the relevant disclosure is provided as required.  In October 1999, Central Hudson was informed by the New York State Attorney General ("Attorney General") that the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") was included in an investigation by the Attorney General's Office into the compliance of eight older New York State coal-fired power plants with federal and state air emissions rules.  Specifically, the Attorney General alleged that Central Hudson "may have constructed, and continues to operate, major modifications to the Danskammer Plant without obtaining certain requisite preconstruction permits."  In March 2000, the Environmental Protection Agency ("EPA") assumed responsibility for the investigation.  Central Hudson has completed its production of documents requested by the Attorney General, the New York State Department of Environmental Conservation ("DEC"), and the EPA, and believes any permits required for these projects were obtained in a timely manner.  Central Hudson sold the Danskammer Plant on January 30, 2001.  In March 2009, Dynegy notified Central Hudson that Dynegy had received an information request pursuant to the Clean Air Act from the EPA for the Danskammer Plant covering the period beginning January 2000 to present.  At that time, Dynegy also submitted to Central Hudson a demand for indemnification for any fines, penalties or other losses that may be incurred by Dynegy arising from the period that Central Hudson owned the Danskammer Plant.  While Central Hudson could have retained liability after the sale, depending on the type of remedy, Central Hudson believes that the statutes of limitation relating to any alleged violation of air emissions rules have lapsed.

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

The DEC, which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at seven sites in Central Hudson's franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed all seven of these sites on the New York State Environmental Site Remediation Database.  As authorized by the PSC, Central Hudson is currently permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.

MGP site investigation and remediation can be divided into various stages of completion based on the milestones of activities completed and reports reviewed.  These stages include:
•	Investigation - Begins with preliminary investigations and is completed upon filing and approval by DEC of a Remedial Investigation ("RI") Report.
•	Remedial Alternative Analysis - Engineering analysis of alternatives for remediation based on the RI is compiled into a Remedial Alternative Analysis ("RAA") Report.
•	Remedial Design - Upon approval of the RAA and final decision of remediation approach based on alternatives presented, a Remedial Design ("RD") is developed and filed with the DEC for approval.
•
Remediation - Completion of the work plan as defined in the approved RD.  Upon completion, final reports are filed with the DEC for approval and may include a Construction Completion Report ("CCR"), Final Engineering Report ("FER"), or other reports required by the DEC based on the work performed.

•
Post-Remediation Monitoring - Entails the operation, maintenance, and monitoring ("OM&M") as directed by the DEC based on the approved final report of remediation.  The activities are typically defined in a Site Management Plan ("SMP"), which is approved by the DEC.  The extent of activities during this phase may increase or decrease based on the results of ongoing monitoring being performed and future potential usage of the property.

Central Hudson accrues for remediation costs based on the amounts that can be reasonably estimated at a point in time.  Central Hudson has only accrued for estimated investigation costs, remediation alternative analysis, and remedial design costs for those sites still in the investigation phase.  Upon completion of the RAA and the filing with the DEC, management accrues for an estimate of remediation costs developed and quantified in the RAA based on DEC approved methods, as well as an estimate of post-remediation operation, maintenance and monitoring costs.  These amounts represent a significant portion of the total costs to remediate.  These estimates are subject to change based on further investigations, final remedial design and associated engineering estimates, DEC and New York State Department of Health ("NYSDOH") comments and requests, remedial design changes/negotiations, and changed or unforeseen conditions during the remediation or additional requirements following the remediation.

The status of the seven MGP sites, for which the DEC has put Central Hudson or its predecessors on notice, are as follows:

➢	Site #1 - Beacon (NY) - Post-Remediation Monitoring Complete
-	SMP submitted to DEC and release letter for the site expected.
-	No further costs expected and no amounts accrued as of June 30, 2012 related to this site.
-
If the building at this site were to be removed, further investigation and testing would be required related to the soil under the building, which may require additional remediation.  Management cannot currently estimate the costs that may be incurred related to this.

➢	Site #2 - Newburgh (NY) - Post-Remediation In Progress
-	DEC to provide comments on CCR.
-	As of June 30, 2012, amounts accrued represent an estimate of costs for OM&M and execution of the draft SMP.
-
Central Hudson has retired and is removing propane air facilities located on Area A.  Once removed, additional investigation and testing will be required, which may require additional remediation.  Management cannot currently estimate the costs that may be incurred related to this additional investigation and testing.

➢	Site #3 - Laurel Street (Poughkeepsie, NY) - Post-Remediation In Progress
-	CCR approved by the DEC in 2010.
-	As of June 30, 2012, amounts accrued represent an estimate of costs for OM&M.
➢	Site #4 - Catskill (NY) - Remedial Design in Progress
-	RAA Report approved by the DEC in July 2011 and the 100% Remedial Design (RD) is in progress with an anticipated submittal to the DEC in July 2012.
-	Once the 100% RD is approved by DEC, remediation is anticipated to commence during late summer of 2012.
-	As of June 30, 2012, amounts accrued represent an estimate of costs to complete the RD, remediation, and OM&M.

➢	Site #5 - North Water Street (Poughkeepsie, NY) - Remedial Alternatives Analysis in progress
-	Remedial Action Objectives and Proposed Remedial Alternatives document approved by the DEC in May 2012.
-	Further investigation and analysis being performed in connection with the development of the RAA.
-	Upon approval of the RAA, the RD will be completed, followed by remediation.
-
As of March 29, 2012, DEC approved an Interim Remedial Measure ("IRM") associated with the southern portion of this site.  This IRM is being performed in conjunction with a public benefit project to construct a pedestrian pathway and elevator as proposed by the Walkway Over The Hudson, a not for profit organization based in Poughkeepsie, NY.  The IRM activities are anticipated to commence in late summer of 2012 and are expected to be completed by fall of 2012.

-
As of June 30, 2012, amounts accrued represent an estimate for completion of the RAA and RD as well as the estimated cost of the IRM.  Management cannot estimate the cost for the remaining physical remediation or any post-remediation until the RAA is complete.

➢	Site #6 - Kingston (NY) - Remedial Investigation in Progress
-	RI report submitted to the DEC in May 2012.
-	Upon DEC approval of the RI report, RAA and RD will be developed, followed by remediation.
-
As of June 30, 2012, amounts accrued represent an estimate of costs to complete the RAA and the RD.  Management cannot estimate the cost for physical remediation or any post-remediation until the RAA is complete.

➢	Site #7 - Bayeaux Street (Poughkeepsie, NY) - No action required
-	No further investigation or remedial action is currently required. However, per the DEC this site still remains on the list for potential future investigation.

A summary of information for sites #1 through #6 are detailed in the chart below (In Thousands):

Site #	Liability Recorded as of 12/31/11	Amounts Spent in 2012(1)	Liability Adjustment	Liability Recorded as of 6/30/12	Current Portion of Liability at 6/30/12	Long-Term Portion of Liability at 6/30/12
1, 2, 3, 4	$14,590	$245	$(765)	$13,580	$7,093	$6,487
5, 6	1,253	249	817	1,821	988	833
	$15,843	$494	$52	$15,401	$8,081	$7,320

(1)	Amounts spent in 2012 as shown above do not include legal fees of approximately $10 thousand.

Sites #1 through #4 include estimates for costs through remediation and post-remediation monitoring as these sites are within stages where estimates have been developed for these activities.  Sites #5 and #6 include estimates based on the latest forecast of activities at these sites in connection with preliminary investigations, site testing and development of remediation alternative analysis and remedial design only for these sites.  The accrual as of June 30, 2012 for site #5 also includes an estimate for the IRM approved by the DEC related to a portion of the site.  No amounts have been recorded in connection with physical remediation or post-remediation monitoring for site #6, and these amounts will likely represent the significant portion of the total cost to remediate and monitor post-remediation.  Prior to the completion of the RAA, management cannot reasonably estimate what cost, if any, will be incurred for remediation or post-remediation activities.

Based on a cost model analysis completed in 2012 of possible remediation and future operating, maintenance, and monitoring costs for sites #2 through #6, Central Hudson believes there is a 90% confidence level that the total costs to remediate these sites will not exceed $152.0 million over the next 30 years.  The cost model involves assumptions relating to investigation expenses, results of investigations, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State.  The cost model also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and NYSDOH approval.

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

Central Hudson expects to recover its remediation costs from its customers.  The current components of this recovery include:
-	Current Rate Order includes cash recovery from customers of $13.6 million spread equally over the three year settlement period ending June 30, 2013.
-	As part of the 2010 Rate Order, Central Hudson maintained previously granted deferral authority and subsequent recovery for amounts spent over the rate allowance.
-
Total MGP Site Investigation and Remediation costs recovered through rates and other regulatory mechanisms from July 1, 2007 through June 30, 2012 was approximately $22.2 million, with $1.1 million and $2.3 million recovered in the three and six months ended June 30, 2012, respectively.

-	The total spent in the three and six months ended June 30, 2012 related to site investigation and remediation was approximately $0.3 million and $0.6 million, respectively.
-
The regulatory asset balance as of June 30, 2012 was $16.7 million, which represents the difference between amounts spent or currently accrued as a liability and the amounts recovered through rate allowance, as well as carrying charges accrued.

-
Upon completion of investigation at sites #5 and #6, when remediation and post-remediation costs will be able to be reasonably estimated and therefore will be recorded as a liability, this regulatory asset balance will likely increase significantly.  Management projects that the investigation at these sites will likely be completed within the next two years.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for its costs.  Certain of these insurers have denied coverage.  In addition to the rate allowance amounts noted above, Central Hudson recovered approximately $1.7 million from insurance. There were no amounts recovered in the second quarter of 2012.  However, we do not expect insurance recoveries to offset a meaningful portion of total costs.

•	Little Britain Road property owned by Central Hudson

There has been no change to this disclosure in 2012, however, the relevant disclosure is provided as required.  In 2000, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement ("VCA") whereby Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling.  Central Hudson believes that it has fulfilled its obligations under the VCA and should receive the release provided for in the VCA, but the DEC has proposed that additional ground water work be done to address groundwater sampling results that showed the presence of certain contaminants at levels exceeding DEC criteria.  Central Hudson believes that such work is not necessary and has completed a soil vapor intrusion study showing that indoor air at the facility met Occupational Safety and Health Administration ("OSHA") and NYSDOH standards.  In addition, in 2008, it also installed an indoor air vapor mitigation system that continues to operate.

In September 2010, NYSDEC personnel orally advised that Central Hudson would likely receive a letter from the NYSDEC proposing closure of the VCA, and inclusion of the site into the Brownfield Cleanup Program ("BCP").  To date that letter has not been received.

At the October 2011 annual MGP meeting, DEC led a discussion on the Little Britain Road site. DEC requested a 'non-committal' meeting with Central Hudson to discuss the site and possible next steps. Central Hudson did report that a sub-slab depressurization system was installed in 2008. It was agreed that Central Hudson would provide the documentation of this depressurization system, along with the most recent ground-water sampling results. The requested information was submitted to DEC under a November 8, 2011 cover letter. A meeting date has yet to be established.

At this time Central Hudson does not have sufficient information to estimate the need for additional remediation or potential remediation costs.  Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.  Central Hudson cannot predict the outcome of this matter.

•	Eltings Corners

There has been no change to this disclosure in 2012, however, the relevant disclosure is provided as required.  Central Hudson owns and operates a maintenance and warehouse facility located in Lloyd, NY.  In the course of Central Hudson's recent hazardous waste permit renewal process for this facility, sediment contamination was discovered within the wetland area across the street from the main property.  In cooperation with NYSDEC, Central Hudson continues to investigate the nature and extent of the contamination.  Based on e-mail correspondence received from NYSDEC on April 6, it is likely that continued investigation will occur during 2012.  The extent of the contamination as well as the timing and costs for any future remediation efforts cannot be reasonably estimated at this time.

CHEC

During the six months ended June 30, 2012, Griffith spent $0.3 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith's reserve for environmental remediation is $1.6 million as of June 30, 2012, of which $0.4 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith's indemnification obligation is subject to a number of limitations, including a five-year limitation within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith's liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith's obligation to indemnify the purchaser for breaches of many of Griffith's representations and warranties and for certain environmental liabilities.  In 2009, the Company reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  To date, Griffith has paid approximately $1.1 million under its environmental remediation cost obligation.  In the first quarter of 2011, Griffith reduced the reserve by $0.6 million based on the completion of an environmental study.  The balance as of June 30, 2012 related to the divestiture is $0.9 million.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

Certain Litigation Related to the Fortis Transaction

Following the announcement of the proposed acquisition of CH Energy Group by Fortis on February 21, 2012, several complaints were filed by purported CH Energy Group shareholders in the Supreme Court of the State of New York, County of New York (the "New York County Court") and the Supreme Court of the State of New York, County of Dutchess, challenging the proposed merger. The Dutchess County actions have been transferred to the New York County Court, and all actions have been joined under the master caption In re CH Energy Group, Inc. Shareholder Litigation, Index No. 775,000/2012.

On April 9, 2012, a master amended complaint was filed in the joined litigation related to the proposed acquisition of CH Energy Group by Fortis.  The master amended complaint, which was filed on behalf of a putative class of CH Energy Group public shareholders, names as defendants CH Energy Group, its directors, Fortis, FortisUS, and Cascade Acquisition Sub, Inc. and generally alleges that the individual defendants breached their fiduciary duties in connection with the proposed transaction and that the entity defendants aided and abetted that breach.  The master amended complaint further alleges that the preliminary proxy filed in connection with the proposed transaction with Fortis contains material misstatements and omissions.  The master complaint seeks, among other things, an order preliminarily and permanently enjoining the proposed transaction with Fortis, damages, and plaintiffs' expenses.

On May 9, 2012, the parties executed a memorandum of understanding that embodies their agreement in principle on the structure of a proposed settlement. The proposed settlement, which is subject to certain conditions, including court approval following notice to a proposed settlement class consisting of all CH Energy shareholders during the period from February 19, 2012 through the date of the consummation of the proposed merger (the "Class"), would, among other things, dismiss all causes of action asserted in the master amended complaint and release all claims that members of the Class may have arising out of or relating in any manner to the proposed merger. Pursuant to the terms of the proposed settlement, defendants agreed to make certain disclosures to shareholders.  In the meantime, the plaintiffs and their counsel have agreed, among other things, to stay the litigation and not to initiate any proceedings (including, but not limited to, a motion for a preliminary injunction) other than those incident to effecting the settlement.

Absent court approval of the proposed settlement, the defendants intend to vigorously defend themselves against the action.

Other Matters

Asbestos Litigation

As of June 30, 2012, of the 3,333 asbestos cases brought against Central Hudson, 1,161 remain pending.  Of the cases no longer pending against Central Hudson, 2,017 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

Central Hudson and Griffith are involved in various other legal and administrative proceedings incidental to their businesses, which are in various stages.  While these matters collectively could involve substantial amounts, based on the facts currently known, it is the opinion of management that their ultimate resolution will not have a material adverse effect on either of CH Energy Group's or the individual segment's financial positions, results of operations or cash flows.

CH Energy Group and Central Hudson expense legal costs as incurred.

NOTE 13 - Segments and Related Information

CH Energy Group's reportable operating segments are the regulated electric utility business and regulated natural gas utility business of Central Hudson and the unregulated fuel distribution business of Griffith.  Other activities of CH Energy Group, which do not constitute a business segment, include CHEC's renewable energy investments and the holding company's activities, which consist primarily of financing its subsidiaries, and are reported under the heading "Other Businesses and Investments."

Certain additional information regarding these segments is set forth in the following tables.  General corporate expenses and Central Hudson's property common to both electric and natural gas segments have been allocated in accordance with practices established for regulatory purposes.

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2012
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations	Total
Revenues from external customers	$115,429	$26,120	$56,021	$-	$-	$197,570
Intersegment revenues	2	20	-	-	(22)	-
Total revenues	115,431	26,140	56,021	-	(22)	197,570
Operating income (loss)	12,371	4,244	(1,971)	(3,294)	-	11,350
Interest and investment income	1,248	222	-	576	(564) (1)	1,482
Interest charges	5,867	1,568	527	524	(564) (1)	7,922
Income (loss) before income taxes	7,944	2,981	(2,499)	(3,246)	-	5,180
Net Income (Loss) Attributable to CH Energy Group	4,835	1,318	(1,474)	(3,043)	-	1,636
Segment assets at June 30	1,242,780	365,383	101,596	14,856	(1,199)	1,723,416

(1)
This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (Central Hudson and Griffith).

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended June 30, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations	Total
Revenues from external customers	$114,235	$33,997	$58,835		$-	$-	$207,067
Intersegment revenues	5	39	-		-	(44)	-
Total revenues	114,240	34,036	58,835		-	(44)	207,067
Operating income (loss)	14,213	3,824	(2,015)		(78)	-	15,944
Interest and investment income	1,208	213	-		747	(737) (1)	1,431
Interest charges	5,892	1,520	737		852	(737) (1)	8,264
Income (Loss) before income taxes	9,452	2,674	(2,754)		(360)	-	9,012
Net Income (Loss) Attributable to CH Energy Group	5,682	1,447	(1,674	)(3)	500 (2)	-	5,955
Segment assets at June 30	1,168,839	351,227	103,893		84,867	(4,514)	1,704,312

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes income from discontinued operations of $139.
(3)	Includes loss from discontinued operations of $49.

CH Energy Group Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2012
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations	Total
Revenues from external customers	$244,701	$81,970	$144,971	$-	$-	$471,642
Intersegment revenues	5	110	-	-	(115)	-
Total revenues	244,706	82,080	144,971	-	(115)	471,642
Operating income	32,496	16,723	2,976	(8,544)	-	43,651
Interest and investment income	3,058	558	-	1,274	(1,248) (1)	3,642
Interest charges	11,583	3,107	1,223	1,059	(1,248) (1)	15,724
Income (Loss) before income taxes	24,168	14,243	1,769	(8,406)	-	31,774
Net Income (Loss) Attributable to CH Energy Group	15,113	7,531	1,044	(7,471)	-	16,217
Segment assets at June 30	1,242,780	365,383	101,596	14,856	(1,199)	1,723,416

(1)
This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (Central Hudson and Griffith).

CH Energy Group Segment Disclosure
(In Thousands)

	Six Months Ended June 30, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments	Eliminations		Total
Revenues from external customers	$268,805	$109,479	$155,755		$-	$-		$534,039
Intersegment revenues	10	205	-		-	(215)		-
Total revenues	268,815	109,684	155,755		-	(215)		534,039
Operating income	28,888	15,725	5,483		(150)	-		49,946
Interest and investment income	2,621	666	-		1,501	(1,491)	(1)	3,297
Interest charges	11,749	3,036	1,490		1,701	(1,491)	(1)	16,485
Income (Loss) before income taxes	19,539	13,476	4,061		(374)	-		36,702
Net Income Attributable to CH Energy Group	11,715	7,811	2,718	(3)	658 (2)	-		22,902
Segment assets at June 30	1,168,839	351,227	103,893		84,867	(4,514)		1,704,312

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes loss from discontinued operations of $117.
(3)	Includes income from discontinued operations of $322.

NOTE 14 - Accounting for Derivative Instruments and Hedging Activities

Accounting for Derivatives

Central Hudson has been authorized to fully recover risk management costs through its natural gas and electricity cost adjustment charge clauses.  Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers.  These costs include transaction costs, and gains and losses associated with risk management instruments."  The related gains and losses associated with Central Hudson's derivatives are included as part of Central Hudson's commodity cost and/or price-reconciled in its natural gas and electricity cost adjustment charge clauses, and are not designated as hedges.  Additionally, Central Hudson has been authorized to fully recover the interest costs associated with its variable rate debt, which includes costs and gains or losses associated with its interest rate cap contracts.  As a result, these derivative activities at Central Hudson do not impact earnings.

On March 18, 2011, Central Hudson entered into a total return master swap agreement with Bank of America with the intent to enter into future swap contracts to exchange total returns on CH Energy Group, Inc. common stock for fixed payments to Bank of America.  The purpose is to reduce the volatility to earnings from phantom shares under CH Energy Group's Directors and Executives Deferred Compensation Plan.  Based on the terms and conditions of the swap agreement, the fair value of the swaps are designated as Level 2 within the fair value hierarchy.  Quarterly valuations are made on the last business day of the quarter, at which time a net cash settlement will be recorded.  Therefore the fair value of these outstanding contracts at any quarter-end is not expected to be material.  On June 29, 2012, the swap settled resulting in expense of $0.1 million, and the notional amount of the swap to be valued at September 28, 2012 was re-priced.
Derivative activity related to Griffith's heating oil contracts is not material.

The percentage of Central Hudson's electric and gas requirements hedged by derivative contracts is as follows:

Central Hudson	% of Requirement Hedged (1)
Electric Derivative Contracts:
July 2012 - December 2012	43.6%
2013	6.9%
2014	6.9%
Natural Gas Derivative Contracts:
November 2012 - March 2013	17.1%

(1)  Projected coverage as of June 30, 2012.

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

The majority of Central Hudson and Griffith's derivative instruments contain provisions that require the company to maintain specified issuer credit ratings and financial strength ratings.  Should the company's ratings fall below these specified levels, it would be in violation of the provisions, and the derivatives' counterparties could terminate the contracts and request immediate payment.

To help limit the credit exposure of their derivatives, both Central Hudson and Griffith have entered into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Of the eighteen total agreements held by both companies, eleven contain credit-risk related contingent features.  The circumstances that could trigger these features, the aggregate fair value of the derivative contracts that contain contingent features and the amount that would be required to settle these instruments on June 30, 2012 if the contingent features were triggered, are summarized in the table below.

Contingent Contracts
(Dollars In Thousands)

	As of June 30, 2012
Triggering Event	# of Contracts in a Liability Position Containing the Triggering Feature	Gross Fair Value of Contract	Cost to Settle if Contingent Feature is Triggered (net of collateral)
Central Hudson:
Credit Rating Downgrade (to below BBB-)	2	$351	$351
Adequate Assurance(1)	-	-	-
Total Central Hudson	2	$351	$351

Griffith:
Change in Ownership (CHEG ownership of CHEC falls below 51%)	-	$-	$-
Adequate Assurance(1)	-	-	-
Total Griffith	-	$-	$-

Total CH Energy Group	2	$351	$351

(1)
If the counterparty has reasonable grounds to believe Central Hudson's or Griffith's creditworthiness or performance has become unsatisfactory, it can request collateral in an amount determined by the counterparty, not to exceed the amount required to settle the contract.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On June 30, 2012, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

The fair value of CH Energy Group's and Central Hudson's derivative instruments and their location in the respective Balance Sheets are summarized in the table below, followed by a summarization of their effect on the respective Statements of Income.  For additional information regarding Central Hudson's physical hedges, see the discussion following the caption "Electricity Purchase Commitments" in Note 12 - "Commitments and Contingencies."

Gross Fair Value of Derivative Instruments

Derivative contracts are measured at fair value on a recurring basis.  As of June 30, 2012, December 31, 2011 and June 30, 2011, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level are as follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012
Assets:
Derivative Contracts:
Central Hudson - electric	$727	$-	$-	$727
Central Hudson - natural gas	169	169	-	-
Total CH Energy Group and Central Hudson Assets	$896	$169	$-	$727

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(12,312)	$-	$-	$(12,312)
Central Hudson - natural gas	(3)	(3)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(12,315)	$(3)	$-	$(12,312)

As of December 31, 2011
Assets:
Derivative Contracts:
Central Hudson - electric	$931	$-	$-	$931
Central Hudson - total return swap	320	-	320	-
Total Central Hudson Assets	$1,251	$-	$320	$931

Griffith - heating oil	$29	$29	$-	$-
Total CH Energy Group Assets	$1,280	$29	$320	$931

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(17,761)	$-	$-	$(17,761)
Central Hudson - natural gas	(2,030)	(2,030)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(19,791)	$(2,030)	$-	$(17,761)

As of June 30, 2011
Assets:
Derivative Contracts:
Central Hudson - electric	$47	$-	$-	$47
Central Hudson - natural gas	$15	$-	$15	$-
Total CH Energy Group and Central Hudson Assets	$62	$-	$15	$47

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(16,202)	$-	$-	$(16,202)
Central Hudson - natural gas	(153)	-	(153)	-
Total CH Energy Group and Central Hudson Liabilities	$(16,355)	$-	$(153)	$(16,202)

Central Hudson obtains forward pricing for level 3 derivatives from an independent third party provider of derivative pricing.  Significant unobservable inputs utilized in their pricing model are bi-lateral contracts and projected activity of certain major participants.  Generally, a change in any of the underlying assumptions would result in a positively correlated change in fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at Beginning of Period	$(23,792)	$(19,716)	$(16,830)	$(23,872)
Unrealized gains	12,207	3,561	5,245	7,717
Realized losses	(7,350)	(3,499)	(15,004)	(5,170)
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales and settlements	7,350	3,499	15,004	5,170
Transfers in and/or out of Level 3	-	-	-	-
Balance at End of Period	$(11,585)	$(16,155)	$(11,585)	$(16,155)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.

The Effect of Derivative Instruments on the Statements of Income

Realized gains and losses on Central Hudson's derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with no material impact on cash flows, results of operations or liquidity.  Realized gains and losses on Central Hudson's energy derivative instruments are reported as part of purchased electricity and fuel used in electric generation in Central Hudson's Consolidated Statement of Income as the corresponding amounts are either recovered from or returned to customers through electric cost adjustment clauses in revenues.

For the three and six months ended June 30, 2012 and 2011, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson derivatives on the statements of income (In Thousands):

	Amount of Gain (Loss) Recognized as Increase/(Decrease) in the Income Statement
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011	Location of Gain (Loss)
Central Hudson:
Electricity swap contracts	$(7,350)	$(3,499)	$(15,004)	$(5,170)	Regulatory asset(1)
Natural gas swap contracts	-	-	(2,406)	(1,385)	Regulatory asset(1)
Total return swap contracts	(50)	187	566	187	Other - net
Total Central Hudson	$(7,400)	$(3,312)	$(16,844)	$(6,368)
Griffith:
Heating oil call option contracts	$3	$(1)	$(26)	$(82)	Purchased petroleum
Total Griffith	$3	$(1)	$(26)	$(82)
Total CH Energy Group	$(7,397)	$(3,313)	$(16,870)	$(6,450)

(1)
Realized gains and losses on Central Hudson's derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

NOTE 15 - Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 - "Accounting for Derivative Instruments and Hedging Activities", CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets.  The following table summarizes the amount reported at fair value related to these assets as of June 30, 2012, December 31, 2011 and June 30, 2011 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012:
Other investments	$3,537	$3,537	$-	$-
As of December 31, 2011:
Other investments	$2,605	$2,605	$-	$-
As of June 30, 2011:
Other investments	$4,054	$4,054	$-	$-

As of June 30, 2012, December 31, 2011 and June 30, 2011, a portion of the trust assets for the funding of CH Energy Group's Directors and Executives Deferred Compensation Plan were invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.  These amounts are included in the line titled "Other investments" within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.

CHEC recorded a reserve against the full balance of its $10 million note receivable from Cornhusker Holdings in the third quarter of 2010.  An impairment analysis was performed and based on this analysis, the present value of the after-tax projected cash flows indicate that there are insufficient funds to repay the subordinated debt to CHEC after payments to the senior creditors are satisfied.  This analysis uses significant unobservable inputs including a discount rate and projected cash flows for the entity and as such this is a Level 3 investment.  As of June 30, 2012, management believes the fair value of this note receivable remains at zero and therefore appropriately reserved.

In the third quarter of 2011, CHEC recorded an impairment loss for the full value of its investment in CH-Community Wind.  An impairment analysis was performed and based on this analysis, the present value of the after-tax projected cash flows using a market participant's expected return, is insufficient for CHEC to recover any of its investment.  This analysis uses significant unobservable inputs including a discount rate and projected cash flows for the entity and as such this is a Level 3 investment.  As of June 30, 2012, management believes the fair value of this investment remains at zero.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents:  Carrying amount (Level 1)

Long-term Debt:  Quoted market prices for the same or similar issues (Level 2) Valuations were obtained for each issue using the observed Treasury market in conjunction with secondary market trading levels and recent new issuances of comparable companies.

Notes Payable:  Carrying amount (Level 2)

Due to the short-term nature (typically one month or less) of our Notes Payable borrowings, the carrying value is equivalent to the current fair market value.

Long-term Debt Maturities and Fair Value - CH Energy Group
(Dollars in Thousands)

	Fixed Rate		Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of June 30, 2012:
2012	$511	6.78%	$-	-%
2013	31,076	6.93%	-	-%
2014	21,650	5.53%	-	-%
2015	1,230	6.86%	-	-%
2016	9,315	3.36%	-	-%
Thereafter	397,032	5.29%	33,700	0.25%
Total	$460,814	5.38%	$33,700	0.25%	$494,514	5.07%

Fair Value	$536,893		$33,700		$570,593

As of December 31, 2011:
2012	$37,006	6.71%	$-	-%
2013	31,076	6.92%	-	-%
2014	21,650	5.45%	-	-%
2015	1,230	6.86%	-	-%
2016	9,315	3.39%	-	-%
Thereafter	349,032	5.23%	33,700	0.37%
Total	$449,309	5.55%	$33,700	0.37%	$483,009	5.22%

Fair Value	$504,135		$33,700		$537,835

As of June 30, 2011:
2011	$478	6.86%	$-	-%
2012	37,007	6.71%	-	-%
2013	31,076	6.92%	-	-%
2014	41,650	6.02%	-	-%
2015	1,230	6.86%	-	-%
Thereafter	358,298	5.54%	33,700	0.44%
Total	$469,739	5.77%	$33,700	0.44%	$503,439	5.42%

Fair Value	$492,987		$33,700		$526,687

Long-term Debt Maturities and Fair Value - Central Hudson
(Dollars in Thousands)

	Fixed Rate		Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of June 30, 2012:
2012	$-	-%	$-	-%
2013	30,000	6.93%	-	-%
2014	14,000	4.81%	-	-%
2015	-	-%	-	-%
2016	8,000	2.78%	-	-%
Thereafter	380,250	5.22%	33,700	0.25%
Total	$432,250	5.28%	$33,700	0.25%	$465,950	4.96%

Fair Value	$498,739		$33,700		$532,439

As of December 31, 2011:
2012	$36,000	6.71%	$-	-%
2013	30,000	6.93%	-	-%
2014	14,000	4.81%	-	-%
2015	-	-%	-	-%
2016	8,000	2.83%	-	-%
Thereafter	332,250	5.14%	33,700	0.37%
Total	$420,250	5.46%	$33,700	0.37%	$453,950	5.12%

Fair Value	$468,042		$33,700		$501,742

As of June 30, 2011:
2011	$-	-%	$-	-%
2012	36,000	6.71%	-	-%
2013	30,000	6.93%	-	-%
2014	14,000	4.81%	-	-%
2015	-	-%	-	-%
Thereafter	340,202	5.47%	33,700	0.44%
Total	$420,202	5.66%	$33,700	0.44%	$453,902	5.27%

Fair Value	$436,484		$33,700		$470,184

NOTE 16 - Subsequent Events

In addition to items disclosed in the footnotes, CH Energy Group has performed an evaluation of events subsequent to June 30, 2012 through the date the financial statements were issued and noted one additional item to disclose.

On July 24, 2012, Central Hudson's Board of Directors approved a $9.0 million dividend payment to parent CH Energy Group that was paid on July 31, 2012.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This MD&A should be read in conjunction with the second quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies' combined Annual Report on Form 10-K for the year ended December 31, 2011; and the MD&A in Part I, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the period ending March 31, 2012.

Business Overview

CH Energy Group is a holding company with four business units:

Business Segments:
(1)	Central Hudson's regulated electric utility business;
(2)	Central Hudson's regulated natural gas utility business;
(3)	Griffith's fuel distribution business;

Other Businesses and Investments:
(4)	CHEC's renewable energy investments and the holding company's activities, which consist primarily of financing its subsidiaries.

CH Energy Group's objective is to deliver value to its shareholders through current income, in the form of quarterly dividend payments, and through share appreciation that is expected to result from earnings and dividend growth over the long term.

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.  On July 3, 2012, The Federal Energy Regulatory Commission ("FERC") approved the acquisition of CH Energy Group by Fortis.  On July 17, 2012, the Committee on Foreign Investment in the United States approved the acquisition of CH Energy Group by Fortis.  The transaction remains subject to review by the U.S. Department of Justice, the Federal Trade Commission and the New York State Public Service Commission ("NYS PSC").  Fortis' strategy includes the expansion of its utility operations, which are currently concentrated in Canada, into the U.S.  CH Energy Group's mission and strategy remains unchanged as discussed in more detail below.

Mission and Strategy

CH Energy Group's mission is to provide electricity, natural gas, petroleum and related services to an expanding customer base in a safe, reliable, courteous and affordable manner; to produce growing financial returns for shareholders; to foster a culture that encourages employees to reach their full potential; and to be a good corporate citizen.

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
-	Limit commodity exposure
-	Manage regulatory affairs effectively
-	Maintain a financial profile that supports a credit rating in the "A" category
• Target stable and predictable earnings, with growth trend expectations of 5% or more per year off a 2009 base
• Provide an annualized dividend that is approximately 65% to 70% of annual earnings

Strategy Execution

Following the 2011 successful implementation and transition to the current strategy, CH Energy Group's management believes that it is well positioned to achieve its goal of a 5% earnings growth trend starting with 2009 as a base year.

Management continues to focus on Central Hudson's electric and natural gas infrastructure as the core growth drivers of CH Energy Group.  Central Hudson's capital expenditure program is off to a strong start in 2012 as weather conditions have been favorable for construction and infrastructure improvement projects.

The unseasonably warm winter resulted in significantly lower volumes of petroleum products being delivered to Griffith's customers, especially its residential customers.  While not typical, the price of fuel oil products rose during the warmer than normal winter period.  Customers responded to these escalating prices by reducing their usage from what it otherwise would have been, given the actual weather experienced.

Griffith continued its focus on cost management in 2012 in an effort to moderate the impact of lower volumes as well as increased wages and the effects that higher commodity costs had on Griffith's cost of doing business. Griffith was able to increase margins in an environment of contracting customer demand for petroleum products to improve overall results.  Additionally, Griffith successfully acquired and tucked-in another business in January of 2012, increasing its customer base and potential future earnings contributions.  However, the decrease in core earnings year over year coupled with the increased capital invested for acquisitions has resulted in a decline in the return on investment for Griffith.

Business unit contributions to operating revenues and net income for the three and six months ended June 30, 2012 and 2011 are discussed in more detail in the Results of Operations section of this Management's Discussion and Analysis.

Information Regarding the Fortis Transaction

Since the announcement of the proposed acquisition by Fortis, CH Energy Group and Fortis have been working cooperatively toward a successful closing.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.

Filings have been made with the NYS PSC and the FERC as part of their regulatory approval process.  Additional filings will be made with other regulatory agencies over the next few months.  On July 3, 2012, the FERC approved the acquisition of CH Energy Group by Fortis.  The NYS PSC approval process is expected to have the longest timeline, and approval is currently projected in the first quarter of 2013, but this estimate is subject to change.  The transaction is expected to be completed shortly after NYS PSC approval is obtained.

EARNINGS PER SHARE AND OVERVIEW OF SECOND QUARTER AND YEAR TO DATE RESULTS
The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and six months ended June 30, 2012 and 2011 for Central Hudson's regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

The discussions and tables below present the change in earnings of CH Energy Group's business units in terms of earnings for each outstanding share of CH Energy Group's Common Stock.  Management believes that expressing the results in terms of the impact on shares of CH Energy Group is useful to investors because it shows the relative contribution of the various business units to CH Energy Group's earnings.  This information is considered a non-GAAP financial measure and not an alternative to earnings per share determined on a consolidated basis, which is the most directly comparable GAAP measure.  Additionally, management believes that the disclosure of Significant Events within each business unit provides investors with the context around the Company's results that is important in enabling them to ascertain the likelihood that past performance is indicative of future performance.  A reconciliation of each business unit's earnings per share to CH Energy Group's earnings per share, determined on a consolidated basis, is included in the table below.

CH Energy Group Consolidated

Earnings per Share (Basic)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Central Hudson - Electric	$0.32	$0.36	$(0.04)	$1.01	$0.75	$0.26
Central Hudson - Natural Gas	0.09	0.10	(0.01)	0.51	0.50	0.01
Griffith	(0.10)	(0.11)	0.01	0.07	0.17	(0.10)
Other Businesses and Investments	(0.20)	0.03	(0.23)	(0.50)	0.05	(0.55)
Total CH Energy Group Consolidated Earnings, as reported	$0.11	$0.38	$(0.27)	$1.09	$1.47	$(0.38)

Significant Events:
Central Hudson	$(0.08)	$-	$(0.08)	$(0.12)	$(0.13)	$0.01
Griffith	(0.03)	-	(0.03)	(0.10)	0.03	(0.13)
Other Businesses and Investments	(0.22)	(0.02)	(0.20)	(0.54)	(0.04)	(0.50)
Total Significant Events	$(0.33)	$(0.02)	$(0.31)	$(0.76)	$(0.14)	$(0.62)

CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP):
Central Hudson	$0.49	$0.46	$0.03	$1.64	$1.38	$0.26
Griffith	(0.07)	(0.11)	0.04	0.17	0.14	0.03
Other Businesses and Investments	0.02	0.05	(0.03)	0.04	0.09	(0.05)
Total CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP)	$0.44	$0.40	$0.04	$1.85	$1.61	$0.24

Earnings for CH Energy Group totaled $0.11 and $1.09 per share for the three and six months ended June 30, 2012.

Details by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Central Hudson - Electric	$0.32	$0.36	$(0.04)	$1.01	$0.75	$0.26
Central Hudson - Natural Gas	0.09	0.10	(0.01)	0.51	0.50	0.01
Total Central Hudson Earnings	$0.41	$0.46	$(0.05)	$1.52	$1.25	$0.27

Significant Events:
Storm deferral adjustment	$(0.08)	$-	$(0.08)	$(0.12)	$(0.03)	$(0.09)
Higher weather related restoration costs(1)	-	-	-	-	(0.10)	0.10
Central Hudson Adjusted Earnings Per Share	$0.49	$0.46	$0.03	$1.64	$1.38	$0.26

			Change			Change
Delivery revenue			$0.12			$0.21
Higher property and other taxes			(0.02)			(0.04)
Higher depreciation			(0.03)			(0.06)
Higher maintenance costs for capital projects			(0.05)			(0.06)
Lower trimming costs			0.04			0.13
Share accretion			0.02			0.07
Other			(0.05)			0.01
			$0.03			$0.26

(1)
Amount represents incremental costs incurred for weather related service restoration, including costs for outside contractor assistance in restoration efforts and higher than average internal expenses (such as overtime and materials), which did not meet the PSC criteria for deferral and therefore have not been deferred for future recovery from customers.

Earnings from Central Hudson's electric and natural gas operations decreased in the three months and increased for the six months ended June 30, 2012 compared to the same periods in 2011.  Central Hudson reduced its deferred storm costs associated with the significant snow storm event in late October 2011 ("SnowFall") by $0.04 in March 2012 and $0.08 in June 2012 so that the return on common equity for the twelve months ending June 30, 2012 does not exceed the authorized rate of return of 10%.  After adjusting Central Hudson's earnings per share for incremental weather related restoration costs, earnings were $0.03 per share higher in the second quarter of 2012 and $0.26 per share higher in the first six months of 2012, year over year.  Both periods were favorably impacted by higher delivery revenues which reflect the rate increase that went into effect in July 2011 and was needed to address the cost of capital as we continued to make significant investments in our system as well as higher operating costs.  Both periods were also favorably impacted by lower tree trimming costs and share accretion.  The lower trimming cost was due to the acceleration in the first half of 2011 due to more favorable crew availability and contract pricing.  Favorable share accretion is attributable to CH Energy Group's repurchase of nearly $49 million of common stock during 2011.

Griffith

Earnings per Share (Basic)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Griffith - Fuel Distribution Earnings	$(0.10)	$(0.11)	$0.01	$0.07	$0.17	$(0.10)

Significant Events:
Weather impact on sales	$(0.03)	$-	$(0.03)	$(0.10)	$0.01	$(0.11)
Discontinued operations	-	-	-	-	0.02	(0.02)
Griffith Adjusted Earnings Per Share	$(0.07)	$(0.11)	$0.04	$0.17	$0.14	$0.03

			Change			Change
Weather-normalized sales (including conservation)			$0.01			$(0.04)
Gross margin on petroleum sales			0.01			0.03
Operating expenses			0.01			0.02
Other			0.01			0.02
			$0.04			$0.03

Griffith's earnings increased $0.01 per share in the three months ended June 30, 2012 compared to the same period in 2011.  Griffith's weather-normalized core earnings for the second quarter were $0.04 per share favorable due to higher margins and effective cost management.

For the six months ended June 30, 2012, compared to the same period in 2011, Griffith's earnings were $0.10 lower primarily due to lower volumes which were principally driven by the unusually warm weather.  In addition, Griffith's 2011 earnings benefited from reducing the environmental reserve associated with the 2009 divestiture.  Excluding the impact of these items, Griffith's weather-normalized core earnings through June were $0.03 higher than the same period last year.  This increase reflects higher margins and effective cost management as well as lower weather-normalized sales volumes.  The lower volumes were primarily due to customer conservation in response to high commodity prices.

Other Businesses and Investments

Earnings per Share (Basic)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Other Businesses & Investments Earnings	$(0.20)	$0.03	$(0.23)	$(0.50)	$0.05	$(0.55)

Significant Events:
Renewable Investments:
Operations	$-	$(0.02)	$0.02	$-	$(0.04)	$0.04
Merger related costs	(0.22)	-	(0.22)	(0.54)	-	(0.54)
Other Businesses and Investments Adjusted Earnings Per Share	$0.02	$0.05	$(0.03)	$0.04	$0.09	$(0.05)

			Change			Change
Lower net interest income			$(0.02)			$(0.03)
Other			(0.01)			(0.02)
			$(0.03)			$(0.05)

The earnings of CH Energy Group (the holding company) and CHEC's partnerships and other investments decreased in the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to the costs associated with the Fortis acquisition, which reduced earnings by $0.22 and $0.54 per share, respectively.  Excluding the impacts of the significant events listed above, core earnings decreased during the three and six months ended June 30, 2012 compared to the prior periods largely due to lower net interest income.

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues (net of divestitures) and net income for the three and six months ended June 30, 2012 and 2011 are illustrated below (Dollars in Thousands):

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
Business Unit	Operating Revenues		Net Income (Loss) Attributable to CH Energy Group		Operating Revenues		Net Income (Loss) Attributable to CH Energy Group
Electric(1)	$115,429	59%	$4,835	295%	$114,235	55%	$5,682	95%
Gas(1)	26,120	13	1,318	81	33,997	17	1,447	24
Total Central Hudson	141,549	72	6,153	376	148,232	72	7,129	119
Griffith(1)(2)	56,021	28	(1,474)	(90)	58,835	28	(1,674)	(28)
Other Businesses and Investments(3)	-	-	(3,043)	(186)	-	-	500	9
Total CH Energy Group	$197,570	100%	$1,636	100%	$207,067	100%	$5,955	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 2nd Quarter 2012: 19% cost recovery revenues + 40% other revenues = 59%
Electric 2nd Quarter 2011: 18% cost recovery revenues + 37% other revenues = 55%
Natural gas 2nd Quarter 2012: 4% cost recovery revenues + 9% other revenues = 13%
Natural gas 2nd Quarter 2011: 8% cost recovery revenues + 9% other revenues = 17%
Griffith 2nd Quarter 2012: 23% commodity costs + 5% other revenues = 28%
Griffith 2nd Quarter 2011: 23% commodity costs + 5% other revenues = 28%
(2)	Net loss for Griffith for the three months ended June 30, 2011 includes a loss from discontinued operations of $49.
(3)	Net income for Other Businesses and Investments for the three months ended June 30, 2011 includes income from discontinued operations of $139.

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
Business Unit	Operating Revenues		Net Income (Loss) Attributable to CH Energy Group		Operating Revenues		Net Income Attributable to CH Energy Group
Electric(1)	$244,701	52%	$15,113	93%	$268,805	50%	$11,715	51%
Gas(1)	81,970	17	7,531	47	109,479	21	7,811	34
Total Central Hudson	326,671	69	22,644	140	378,284	71	19,526	85
Griffith(1)(2)	144,971	31	1,044	6	155,755	29	2,718	12
Other Businesses and Investments(3)	-	-	(7,471)	(46)	-	-	658	3
Total CH Energy Group	$471,642	100%	$16,217	100%	$534,039	100%	$22,902	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric YTD 2012: 18% cost recovery revenues + 34% other revenues = 52%
Electric YTD 2011: 20% cost recovery revenues + 30% other revenues = 50%
Natural gas YTD 2012: 7% cost recovery revenues + 10% other revenues = 17%
Natural gas YTD 2011: 11% cost recovery revenues + 10% other revenues = 21%
Griffith YTD 2012: 25% commodity costs + 6% other revenues = 31%
Griffith YTD 2011: 23% commodity costs + 6% other revenues = 29%
(2)	Net income for Griffith for the six months ended June 30, 2011 includes net income from discontinued operations of $322.
(3)	Net loss for Other Businesses and Investments for the six months ended June 30, 2011 includes net loss from discontinued operations of $117.

Central Hudson

The following discussion and analysis includes explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the three and six months ended June 30, 2012 and 2011 for Central Hudson's regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended June 30,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$141,549	$148,232	$(6,683)	(4.5)%

Operating Expenses:
Purchased electricity, fuel and natural gas	44,854	53,085	(8,231)	(15.5)
Depreciation and amortization	9,402	8,960	442	4.9
Other operating expenses	70,678	68,150	2,528	3.7
Total Operating Expenses	124,934	130,195	(5,261)	(4.0)
Operating Income	16,615	18,037	(1,422)	(7.9)
Other Income, net	1,745	1,501	244	16.3
Interest Charges	7,435	7,412	23	0.3
Income before income taxes	10,925	12,126	(1,201)	(9.9)
Income Taxes	4,254	4,755	(501)	(10.5)
Net income	$6,671	$7,371	$(700)	(9.5)%

	Six Months Ended June 30,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$326,671	$378,284	$(51,613)	(13.6)%

Operating Expenses:
Purchased electricity, fuel and natural gas	114,527	165,151	(50,624)	(30.7)
Depreciation and amortization	18,870	17,881	989	5.5
Other operating expenses	144,055	150,639	(6,584)	(4.4)
Total Operating Expenses	277,452	333,671	(56,219)	(16.8)
Operating Income	49,219	44,613	4,606	10.3
Other Income, net	3,882	3,187	695	21.8
Interest Charges	14,690	14,785	(95)	(0.6)
Income before income taxes	38,411	33,015	5,396	16.3
Income Taxes	15,007	13,004	2,003	15.4
Net income	$23,404	$20,011	$3,393	17.0%

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three and six months ended June 30, 2012 compared to the same period in 2011.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Central Hudson's delivery rate structure includes a RDM which provides the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson's customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on Central Hudson's earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	June 30,		Variation in		June 30,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	435	460	(25)	(5)%	449	455	(6)	(1)%
Commercial	459	467	(8)	(2)	458	462	(4)	(1)
Industrial and other	276	279	(3)	(1)	275	279	(4)	(1)
Total Deliveries	1,170	1,206	(36)	(3)%	1,182	1,196	(14)	(1)%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Six Months Ended				Six Months Ended
	June 30,		Variation in		June 30,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	983	1,082	(99)	(9)%	1,035	1,065	(30)	(3)%
Commercial	933	974	(41)	(4)	936	967	(31)	(3)
Industrial and other	532	539	(7)	(1)	531	539	(8)	(1)
Total Deliveries	2,448	2,595	(147)	(6)%	2,502	2,571	(69)	(3)%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	June 30,		Variation in		June 30,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	1,005	1,265	(260)	(21)%	1,361	1,355	6	-%
Commercial	991	1,182	(191)	(16)	1,258	1,273	(15)	(1)
Industrial and other	54	79	(25)	(32)	72	85	(13)	(15)
Total Deliveries	2,050	2,526	(476)	(19)%	2,691	2,713	(22)	(1)%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Six Months Ended				Six Months Ended
	June 30,		Variation in		June 30,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	3,099	4,045	(946)	(23)%	3,908	3,975	(67)	(2)%
Commercial	3,249	4,087	(838)	(21)	3,938	4,050	(112)	(3)
Industrial and other	201	293	(92)	(31)	250	289	(39)	(13)
Total Deliveries	6,549	8,425	(1,876)	(22)%	8,096	8,314	(218)	(3)%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Total electric and natural gas deliveries to residential, commercial, and industrial customers decreased during the three and six months ended June 30, 2012 when compared to the same period in 2011.  The decrease in delivery volumes is primarily due to the impacts of a 20% warmer than normal winter heating season in 2012, compounded by a colder than normal winter heating season in 2011.  In addition, lower sales per customer due to increased energy efficiency initiatives primarily for electric and a lower average of actual billed customers in 2012 compared to 2011 contributed to the reduction of both electric and natural gas delivery volumes.

Revenues

Central Hudson's revenues consist of two major categories: those that offset specific expenses in the current period (matching revenues), and those that impact earnings.  Matching revenues recover Central Hudson's actual costs for particular expenses.  Any difference between these revenues and the actual expenses incurred is deferred for future recovery from or refund to customers and therefore does not impact earnings.

Change in Central Hudson Revenues - Electric
(In Thousands)

	Three Months Ended			Six Months Ended
	June 30,		Increase /	June 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$36,299	$36,668	$(369)	$80,219	$105,939	$(25,720)
Sales to others for resale	1,065	1,127	(62)	2,204	2,124	80
Other revenues with matching offsets	19,399	19,936	(537)	40,298	42,484	(2,186)
Subtotal	56,763	57,731	(968)	122,721	150,547	(27,826)

Revenues Impacting Earnings:
Customer sales	53,892	52,689	1,203	112,023	113,387	(1,364)
RDM and other regulatory mechanisms	2,846	1,711	1,135	5,748	122	5,626
Pole attachments and other rents	1,184	973	211	2,294	1,905	389
Finance charges	724	837	(113)	1,472	1,714	(242)
Other revenues	20	294	(274)	443	1,130	(687)
Subtotal	58,666	56,504	2,162	121,980	118,258	3,722

Total Electric Revenues	$115,429	$114,235	$1,194	$244,701	$268,805	$(24,104)

(1)
Revenues with matching offsets do not affect earnings since they offset related costs, the most significant being energy cost adjustment revenues, which provide for the recovery of purchased electricity costs.  Other related costs include authorized business expenses recovered through rates and the cost of special programs authorized by the PSC and funded with certain available credits.  Changes in revenues from electric sales to other entities for resale also do not affect earnings since any related profits or losses are returned or charged, respectively, to customers.

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Three Months Ended			Six Months Ended
	June 30,		Increase /	June 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$5,357	$13,229	$(7,872)	$21,956	$45,468	$(23,512)
Sales to others for resale	2,203	2,119	84	10,423	11,816	(1,393)
Other revenues with matching offsets	4,325	5,008	(683)	11,847	14,809	(2,962)
Subtotal	11,885	20,356	(8,471)	44,226	72,093	(27,867)

Revenues Impacting Earnings:
Customer sales	11,510	12,572	(1,062)	31,821	37,379	(5,558)
RDM and other regulatory mechanisms	1,733	190	1,543	3,678	(2,107)	5,785
Interruptible profits	623	630	(7)	1,286	1,294	(8)
Finance charges	241	362	(121)	508	695	(187)
Other revenues	128	(113)	241	451	125	326
Subtotal	14,235	13,641	594	37,744	37,386	358

Total Natural Gas Revenues	$26,120	$33,997	$(7,877)	$81,970	$109,479	$(27,509)

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

Electric revenues increased during the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to increases in both customer sales and regulatory revenue decoupling mechanisms ("RDMs").  The increase in customer sales was driven primarily by an increase in delivery rates.  In regard to the energy cost adjustment, the increase in volume of purchased electric in the second quarter of 2012 was more than offset by a decrease in wholesale prices.

Electric revenues decreased during the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to the lower commodity cost of electricity and lower customer sales driven by warmer than normal first quarter winter weather.  These decreases were offset by an increase in RDMs.  The decrease in energy cost adjustment revenues resulted from lower wholesale prices and lower revenues required to be recovered for previously deferred purchased electric costs which were only partially offset by an increase in volume, specifically in the second quarter of 2012 compared to 2011.

Natural gas revenues decreased in both the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to lower energy cost adjustment revenues, customer sales driven by warmer than normal first quarter weather and other revenues with matching offsets. During the three months ended June 30, 2012 as compared to the prior period, the decrease in energy cost adjustment revenues was due to lower commodity prices and lower revenues required to be recovered for previously deferred purchased natural gas costs, only partially offset by an increase in volumes.  The decrease in energy cost adjustment revenues in the six months ended June 30, 2012 was caused by lower commodity prices and lower revenues required to be recovered for previously deferred purchased natural gas costs, as well as a decrease in volumes driven by the warmer than normal winter weather in the first quarter of 2012.

The decrease in other revenues with matching offsets in both electric and natural gas for both periods was primarily due to a decrease in costs related to NYS energy efficiency programs and pension expense.

For all periods, for both electric and gas revenues, RDMs increased revenues as a result of lower actual delivery revenues compared to levels provided in PSC approved rates for that period.

Operating Expenses

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

Total utility operating expenses decreased 4% and 17% in the three and six months ended June 30, 2012 compared to the same periods in 2011.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended			Six Months Ended
	June 30,		Increase /	June 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$37,364	$37,795	$(431)	$82,423	$108,063	$(25,640)
Purchased natural gas	7,560	15,348	(7,788)	32,379	57,284	(24,905)
Temporary State Assessment	4,482	4,725	(243)	10,242	11,270	(1,028)
Pension	5,588	6,377	(789)	12,655	14,496	(1,841)
OPEB	1,545	1,528	17	3,498	3,478	20
NYS energy programs	5,952	6,363	(411)	12,463	14,960	(2,497)
MGP site remediations	1,076	1,057	19	2,308	2,273	35
Other matched expenses	5,081	4,894	187	10,979	10,816	163
Subtotal	68,648	78,087	(9,439)	166,947	222,640	(55,693)

Other Expense Variations:
Tree trimming	3,682	4,679	(997)	7,203	10,500	(3,297)
Other distribution maintenance	3,127	1,869	1,258	4,987	3,459	1,528
Property and school taxes(2)	8,807	8,086	721	18,937	17,457	1,480
Weather related service restoration	2,638	1,205	1,433	4,077	6,175	(2,098)
Depreciation	9,402	8,960	442	18,870	17,881	989
Uncollectible expense	1,206	1,270	(64)	3,331	3,346	(15)
Purchased natural gas incentive arrangements	(70)	(58)	(12)	(275)	(196)	(79)
Other expenses	27,494	26,097	1,397	53,375	52,409	966
Subtotal	56,286	52,108	4,178	110,505	111,031	(526)
Total Operating Expenses	$124,934	$130,195	$(5,261)	$277,452	$333,671	$(56,219)

(1)	Includes expenses that, in accordance with the 2010 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	In accordance with the 2010 Rate Order, Central Hudson is authorized to defer 90% of any difference between actual property tax expense and the amounts provided in rates for each Rate Year.

In addition to the required adjustment to match revenues collected from customers, the lower levels of purchased electricity and purchased natural gas for the three and six months ended June 30, 2012 compared to the same periods in the prior year was driven primarily by lower wholesale prices and lower revenues collected for the recovery of previously deferred purchased electric and gas costs.  The variations in purchased gas for the six months ended June 30, 2012 was also driven by lower purchased volumes.

Variations in NYS energy programs, Pension, Temporary State Assessment and other matched expenses were due to a change in the level of expenses recorded with a corresponding change in revenues resulting from the change in the amounts included in delivery rates as authorized in the 2010 Rate Order.

Weather related service restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  Central Hudson recorded a $1.1 million reversal in March 2012 and $2.1 million reversal in June 2012 of deferred storm costs associated with the October 2011 SnowFall event so that the return on common equity for the twelve months ending June 30, 2012 would not exceed the authorized rate of return of 10%.  Absent these adjustments, weather related storm restoration costs decreased for both the three and six months ended June 30, 2012 as compared to the same periods in 2011.  In 2011, a severe ice storm affecting portions of the electric service territory, as well as weather related gas emergencies as a result of other severe weather experienced early in 2011, resulted in higher than normal storm restoration costs, however, these events did not individually meet the PSC criteria for deferral accounting and therefore, the incremental costs were not deferred.  The lack of significant storm activity in the first six months of 2012 increased the year-over-year variation.

The decrease in expenses associated with tree-trimming in the three and six month periods ended June 30, 2012 is a result of accelerated trimming performed in 2011 to take advantage of crew availability, as well as favorable trimming conditions and pricing.

Other Income

Other income and deductions for Central Hudson for the three and six months ended June 30, 2012, increased $0.2 million and $0.7 million, compared to the same periods in 2011, respectively.  This is the result of an increase in regulatory carrying charges from customers related to the deferred storm costs and the reserve balance for pension costs.  The first six months of 2012 also included expenses with respect to the total return swap entered into in connection with the Directors and Officers Deferred Compensation Plan.

Interest Charges

Central Hudson's interest charges were relatively unchanged during the three months ended June 30, 2012 compared to the same period in 2011 and decreased $0.1 million for the six months ended June 30, 2012 compared to the same period in 2011.

The year-over-year variation was the result of several factors.  Central Hudson effectively reduced interest charges by refinancing its 1999 Series A NYSERDA Bonds bearing interest at 5.45% and the 2002 Series D Medium Term Note bearing interest at 6.64% with Series G Medium Term Notes bearing an average interest rate of 4.37%.  Lower interest rates were partially offset by an overall higher outstanding debt balance during the three and six months ended June 30, 2012 as compared to the prior periods as a result of an additional $12.0 million borrowed during 2012 to fund the redemption of two of Central Hudson's outstanding series of preferred stock.  Net increases in carrying charges due to customers was primarily due to an increase in the underlying reserve balance for OPEB costs, which was partially offset by a decrease in the net regulatory electric liability set aside for customer benefit.

Income Taxes

Income taxes for Central Hudson decreased $0.5 million and increased $2.0 million, respectively, for the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to the change in pre-tax book income.

CH Energy Group

In addition to the impacts on Central Hudson discussed above, CH Energy Group's sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended June 30,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$197,570	$207,067	$(9,497)	(4.6)%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	90,278	101,313	(11,035)	(10.9)
Depreciation and amortization	10,543	10,101	442	4.4
Merger related costs	3,243	-	3,243	100.0
Other operating expenses	82,156	79,709	2,447	3.1
Total Operating Expenses	186,220	191,123	(4,903)	(2.6)
Operating Income	11,350	15,944	(4,594)	(28.8)
Other Income (Deductions), net	1,752	1,332	420	31.5
Interest Charges	7,922	8,264	(342)	(4.1)
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	5,180	9,012	(3,832)	(42.5)
Income Taxes	3,026	2,905	121	4.2
Net income from continuing operations	2,154	6,107	(3,953)	(64.7)
Net income from discontinued operations, net of tax	-	90	(90)	(100.0)
Dividends declared on Preferred Stock of subsidiary	176	242	(66)	(27.3)
Preferred Stock Redemption Premium	342	-	342	100.0
Net income attributable to CH Energy Group	$1,636	$5,955	$(4,319)	(72.5)%

	Six Months Ended June 30,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$471,642	$534,039	$(62,397)	(11.7)%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	230,256	289,145	(58,889)	(20.4)
Depreciation and amortization	21,167	20,186	981	4.9
Merger related costs	8,462	-	8,462	100.0
Other operating expenses	168,106	174,762	(6,656)	(3.8)
Total Operating Expenses	427,991	484,093	(56,102)	(11.6)
Operating Income	43,651	49,946	(6,295)	(12.6)
Other Income (Deductions), net	3,847	3,241	606	18.7
Interest Charges	15,724	16,485	(761)	(4.6)
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	31,774	36,702	(4,928)	(13.4)
Income Taxes	14,797	13,520	1,277	9.4
Net income from continuing operations	16,977	23,182	(6,205)	(26.8)
Net income from discontinued operations, net of tax	-	205	(205)	(100.0)
Dividends declared on Preferred Stock of subsidiary	418	485	(67)	(13.8)
Preferred Stock Redemption Premium	342	-	342	100.0
Net income attributable to CH Energy Group	$16,217	$22,902	$(6,685)	(29.2)%

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions, changes in our customer base and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended June 30,		Increase / (Decrease) in		Three Months Ended June 30,		Increase / (Decrease) in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Heating Oil:
Base company volume(2)	3,006	3,240	(234)	(7)%	3,987	3,332	655	20%
Acquisitions volume	60	10	50	500	80	21	59	281
Total Heating Oil	3,066	3,250	(184)	(6)	4,067	3,353	714	21

Motor Fuels:
Base company volume(2)	10,980	11,113	(133)	(1)	10,980	11,113	(133)	(1)
Acquisitions volume	830	901	(71)	(8)	830	901	(71)	(8)
Total Motor Fuels	11,810	12,014	(204)	(2)	11,810	12,014	(204)	(2)

Propane and Other:
Base company volume(2)	93	120	(27)	(23)	118	123	(5)	(4)
Total Propane and Other	93	120	(27)	(23)	118	123	(5)	(4)

Total:
Base company volume(2)	14,079	14,473	(394)	(3)	15,085	14,568	517	4
Acquisitions volume	890	911	(21)	(2)	910	922	(12)	(1)
Total	14,969	15,384	(415)	(3)%	15,995	15,490	505	3%

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company" excludes any impact from acquisitions made by Griffith in 2012 and 2011.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Six Months Ended June 30,		Increase / (Decrease) in		Six Months Ended June 30,		Increase / (Decrease) in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Heating Oil:
Base company volume(2)	14,011	19,111	(5,100)	(27)%	18,311	19,116	(805)	(4)%
Acquisitions volume	433	148	285	193	567	149	418	281
Total Heating Oil	14,444	19,259	(4,815)	(25)	18,878	19,265	(387)	(2)

Motor Fuels:
Base company volume(2)	20,821	21,168	(347)	(2)	20,821	21,167	(346)	(2)
Acquisitions volume	1,425	1,368	57	4	1,425	1,368	57	4
Total Motor Fuels	22,246	22,536	(290)	(1)	22,246	22,535	(289)	(1)

Propane and Other:
Base company volume(2)	429	634	(205)	(32)	545	634	(89)	(14)
Total Propane and Other	429	634	(205)	(32)	545	634	(89)	(14)

Total:
Base company volume(2)	35,261	40,913	(5,652)	(14)	39,677	40,917	(1,240)	(3)
Acquisitions volume	1,858	1,516	342	23	1,992	1,517	475	31
Total	37,119	42,429	(5,310)	(13)%	41,669	42,434	(765)	(2)%

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company" excludes any impact from acquisitions made by Griffith in 2012 and 2011.

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil:
Base company	20%	25%	21%	22%	38%	44%	45%	45%
Acquisitions	-%	1%	-%	-%	1%	2%	-%	-%
Motor Fuels:
Base company	73%	68%	72%	71%	56%	50%	50%	50%
Acquisitions	6%	5%	6%	6%	4%	3%	3%	3%
Propane and Other:
Base company	1%	1%	1%	1%	1%	1%	2%	2%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Sales of petroleum products decreased 3% in the three months ended June 30, 2012 compared to the same period in 2011 due primarily to weather that was 37% warmer in the three months ended June 30, 2012, compared to the same period in 2011, as measured by heating degree days.

Sales of petroleum products decreased 13% in the six months ended June 30, 2012 compared to the same period in 2011 due primarily to weather that was 26% warmer in the six months ended June 30, 2012, compared to the same period in 2011, as measured by heating degree days. Additionally, volume decreased due to customer conservation in response to higher oil prices as well as due to customer attrition.

Gross Profit

A breakdown of Griffith's gross profit by product and service line for the three and six months ended June 30, 2012 and 2011 are illustrated below (Dollars in Thousands):

	Three Months Ended June 30,
Product and Service Line	2012		2011
Heating oil - Base company	$2,254	25%	$2,305	25%
Heating oil - Acquisitions	36	-%	5	-%
Motor fuels - Base company	2,745	30%	2,811	31%
Motor fuels - Acquisitions	255	3%	235	3%
Propane and Other - Base company	135	2%	159	2%
Service and installations - Base company	3,236	36%	3,251	36%
Service and installations - Acquisitions	121	1%	-	-%
Other - Base company	290	3%	288	3%
Other - Acquisitions	-	-%	(2)	-%
Total	$9,072	100%	$9,052	100%

	Six Months Ended June 30,
Product and Service Line	2012		2011
Heating oil - Base Company	$13,099	50%	$15,660	54%
Heating oil - Acquisitions	316	1%	73	-%
Motor fuels - Base Company	5,003	19%	5,110	18%
Motor fuels - Acquisitions	436	2%	369	1%
Propane and Other - Base Company	626	2%	875	3%
Service and installations - Base Company	6,185	23%	6,202	22%
Service and installations - Acquisitions	198	1%	1	-%
Other - Base Company	562	2%	580	2%
Total	$26,425	100%	$28,870	100%

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended			Six Months Ended
	June 30,		Increase /	June 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenues:
Heating oil(1)	$11,584	$12,359	$(775)	$56,181	$69,626	$(13,445)
Heating oil - Acquisitions	221	38	183	1,693	498	1,195
Motor Fuels(1)	36,002	37,885	(1,883)	69,829	68,956	873
Motor Fuels - Acquisitions	2,737	3,053	(316)	4,811	4,563	248
Other(1)	595	694	(99)	3,257	3,018	239
Service Revenues(1)	4,686	4,806	(120)	8,884	9,093	(209)
Service Revenues - Acquisitions	196	-	196	316	1	315
Total	$56,021	$58,835	$(2,814)	$144,971	$155,755	$(10,784)

(1)	These line items exclude the impact of acquisitions made by Griffith in 2012 and 2011 for the analysis which compares the three and six months ended June 30, 2012 to 2011.
Note: The above chart reflects revenues net of weather hedging contracts.

Revenues, net of the effect of weather hedging contracts, decreased in the three and six months ended June 30, 2012 compared to the same periods in 2011, due primarily to a decline in sales volume partially offset by a an increase in wholesale prices, despite significantly warmer weather.

Operating Expenses

For the three months ended June 30, 2012, operating expenses decreased $2.9 million, or 5%, from $60.9 million in 2011 to $58.0 million in 2012.  The cost of petroleum products decreased $2.8 million, or 6%, due to lower volume. There was minimal change in other operating expenses for the three months ended June 30, 2012 when compared to the same period in 2011.

For the six months ended June 30, 2012, operating expenses decreased $8.2 million, or 6%, from $150.3 million in 2011 to $142.1 million in 2012.  The cost of petroleum products decreased $8.3 million, or 7%, due to lower volume. There was minimal change in other operating expenses for the six months ended June 30, 2012 when compared to the same period in 2011.

Other Businesses and Investments

All revenue and operating expenses of Lyonsdale, Shirley Wind, CH-Auburn and CH-Greentree during the three and six months ended June 30, 2011 are included in the discontinued operations section in the Consolidated Financial Statements of CH Energy Group as a result of the divestitures during 2011.

Operating expenses of other businesses and investments increased during the three and six months ended June 30, 2012 as compared to the same period in 2011 by $3.1 million and $8.4 million, respectively, as a result of costs incurred related to the agreement and plan of merger entered into with Fortis.  These costs relate to professional services of approximately $3.2 million and $7.5 million for the three and six months ended June 30, 2012 and the impact of the increase in CH Energy Group's stock price immediately following the announcement of the proposed acquisition by Fortis on the outstanding performance share awards under CH Energy Group's equity-based compensation plans of $0.9 million, which has been recognized at the holding company as a merger-related transaction cost and not allocated to its subsidiaries.  The equity based compensation expense recognized at the holding company for the three months ended June 30, 2012 was not material.

Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC's investments in partnerships and other investments (other than Griffith) increased by approximately $0.2 million for the three months ended June 30, 2012 and were relatively unchanged for the six month period compared to the same period in the prior year.   The increase for the three month period was the result of a decrease in business development costs in 2012 as compared to the prior year.  For the six months ended June 30, 2012, the unfavorable results of CHEC's partnerships offset the favorable impacts of lower business development costs.

Interest charges for the balance of CH Energy Group, primarily the holding company, decreased by $0.3 million and $0.6 million during the three and six months ended June 30, 2012 as compared to the prior periods primarily due to the lower total outstanding debt at the holding company following the third quarter 2011 pay down of $20 million of debt.

CH Energy Group - Income Taxes

Income taxes on income from continuing operations for CH Energy Group increased $0.1 million and $1.2 million for three and six months ended June 30, 2012 compared to the same periods in 2011.  This increase was primarily due to costs incurred by CH Energy Group related to the proposed acquisition of CH Energy Group by Fortis.  Acquisition costs incurred to date of $7.5 million relating to professional fees are being treated as non-deductible for tax purposes, which resulted in higher tax expense as well as higher Federal and NY State effective tax rates for the three and six months ended June 30, 2012.

CAPITAL RESOURCES AND LIQUIDITY

CH Energy Group's book value per share of its Common Stock decreased from $33.72 at December 31, 2011, to $33.60 at June 30, 2012.  Common equity comprised 49.4% of total capital (including short-term debt) at June 30, 2012, a decrease from 49.6% at December 31, 2011.  The changes in book value per share of Common Stock and the common equity ratio reflect the net impact of retained earnings and the timing of short-term borrowings.  Book value per share at June 30, 2011 was $34.02 and the common equity ratio was 49.5%.

Cash Flow Summary - CH Energy Group and Central Hudson

Changes in CH Energy Group's and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Thousands):

	CH Energy Group		Central Hudson
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Cash Provided By/(Used In):
Operating Activities	$71,213	$75,527	$65,155	$82,081
Investing Activities	(56,923)	(36,401)	(56,049)	(37,989)
Financing Activities	(17,979)	(24,751)	(8,961)	(22,718)
Cash Included in Current Assets Held for Sale	-	(1,602)	-	-
Net change for the period	(3,689)	12,773	145	21,374
Balance at beginning of period	15,281	29,420	2,521	9,622
Balance at end of period	$11,592	$42,193	$2,666	$30,996

Central Hudson's net cash provided by operations was $65.2 million and $82.1 million for the six months ended June 30, 2012 and 2011, respectively.  Cash provided by sales exceeded the period's expenses and working capital needs in the first half of both 2012 and 2011.  In 2011, recovery of previously deferred electric and natural gas costs had a significant favorable impact on net cash provided by operations.  In 2012, the warmer winter weather in the first quarter and lower wholesale prices compared to the first half of 2011 resulted in a reduction of working capital needs for both Central Hudson and Griffith.  Contributions to Central Hudson's pension plans significantly impacted both years' cash with $28.3 million in the first half of 2012 and $32.3 million in the first half of 2011.  CH Energy Group's net cash provided by operating activities was also negatively impacted during the six months ended June 30, 2012 due to merger related transaction costs.  While the full impact of the merger related transaction costs is $8.5 million, including amounts recorded in liabilities, $4.6 million of merger related transaction costs have been paid as of June 30, 2012.

Central Hudson's net cash used in investing activities of $56.0 million and $38.0 million in the six months ended June 30, 2012 and 2011, respectively, was primarily for investments in Central Hudson's electric and natural gas transmission and distribution systems.  The warmer weather in 2012 enabled Central Hudson to make a significant investment in its infrastructure with increased capital projects compared to the prior period.

Central Hudson's net cash used in financing activities was $9.0 million and $22.7 million, respectively, for the six months ended June 30, 2012 and 2011.  In 2012, Central Hudson issued $48.0 million of long-term debt which was used to refinance $36.0 million of maturing debt and to fund the redemption of two of its series of Cumulative Preferred Stock for an aggregate redemption price of approximately $12.2 million.  Short-term borrowings in each period were additionally used for supplementary working capital requirements and other corporate uses.  During the first half of 2012 and 2011, $13.0 million and $22.0 million in dividends were paid by Central Hudson to CH Energy Group, respectively.  Also in 2012, CH Energy Group paid final settlement costs associated with the ASR program of $3.0 million compared to $18.6 million for the repurchases of CH Energy Group Common Stock paid in the first half of 2011.

Capitalization - Issuance of Treasury Stock

Effective July 1, 2011, employer matching contributions to an eligible employee's Savings Incentive Plan ("SIP") could be paid in either cash or in CH Energy Group Common Stock, and CH Energy Group chose to meet its matching obligation in Common Stock.  Since March 1, 2012, the Company has been providing cash for all of its matching obligations, except for matching associated with classified employees of Central Hudson.  The classified employees will continue to receive matching in CH Energy Group Common Stock.  As of June 30, 2012, 41,614 shares had been issued from treasury related to the employer matching contribution, of which 3,556 had been issued during the second quarter of 2012.

For information regarding equity compensation and the purchase of treasury shares, see Note 11 - "Equity Based Compensation" of this Quarterly Report on Form 10-Q.

Contractual Obligations

Other contractual obligations and commitments of CH Energy Group are disclosed in Note 12 - "Commitments and Contingencies" of this Quarterly Report on Form 10-Q under the caption "Electric Purchase Commitments."

Central Hudson determines the amount it will contribute to its pension plan (the "Retirement Plan") based on several factors, including the value of plan assets relative to plan liabilities, the discount rate, expected return on plan assets, legislative requirements, regulatory considerations and available corporate resources.  The amount of the Retirement Plan's liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Funding for the Retirement Plan totaled $28.0 million and $32.0 million for the six months ended June 30, 2012 and 2011, respectively. No additional funding of the plan is expected for the remainder of 2012.

During the six months ended June 30, 2012 and 2011 there were $3.3 million and $1.2 million in employer contributions for OPEB plans, respectively.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, regulatory considerations and corporate resources. No further funding is expected for the remainder of 2012.

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

During the three and six months ended June 30, 2012, CH Energy Group incurred costs of $3.2 million and $8.5 million, respectively, related to the agreement and plan of merger under which CH Energy Group agreed to be acquired by Fortis. CH Energy Group estimates additional merger-related costs of approximately $9.0 million in connection with the closing of the merger transaction.  Costs incurred in connection with the closing will include additional expense to be recognized associated with the accelerated vesting of equity based compensation immediately prior to the closing of the acquisition by Fortis as defined in the merger agreement.

Merger-related transaction costs that are facilitative in nature are considered nondeductible for tax purposes. Merger-related transaction costs incurred in the three and six months ended June 30, 2012 totaling $3.2 million and $7.5 million have been determined to be facilitative and therefore nondeductible.

Financing Program

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  Significant capacity is available on CH Energy Group's and Central Hudson's committed credit facilities.  Central Hudson's investment-grade credit ratings help facilitate access to long-term debt.  However, management can make no assurance in regards to the continued availability of financing or the terms and costs.  With the exception of the issuance of treasury shares to satisfy its obligations under certain employee benefit plans and compensation plans, no equity issuance is currently planned for 2012.

At June 30, 2012, CH Energy Group and its subsidiaries maintained credit facilities with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association.  Central Hudson maintains a $150 million committed revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., KeyBank National Association and RBS Citizens Bank, N.A. as the participating banks.  The credit facility has a term of up to five years.  If these lenders are unable to fulfill their commitment under these facilities, funding may not be available as needed.

Central Hudson's current senior unsecured debt rating/outlook is 'A'/CreditWatch negative by Standard & Poor's Rating Services ("Standard & Poor's"), 'A'/stable by Fitch Ratings and 'A3'/stable by Moody's Investors Service ("Moody's")1.

On February 22, 2012, Standard & Poor's placed its ratings of Central Hudson on CreditWatch with negative implications, following the February 21, 2012 announcement that CH Energy Group had agreed to be acquired by Fortis. Standard & Poor's stated that they expect to resolve the CreditWatch listing as the merger nears completion and additional information is available.  CH Energy Group is unable to predict the outcome of that resolution.  The CreditWatch listing is not expected to have a material impact on Central Hudson's financial performance.

CH Energy Group and Central Hudson believe they will be able to meet their short-term and long-term cash requirements, assuming that Central Hudson's future rate plans reflect the costs of service, including a reasonable return on invested capital.

On March 30, 2012, Central Hudson issued $48.0 million of its Series G registered unsecured Medium Term Notes.  The notes bear interest at the rate of 4.776% per annum on a principal amount of $48.0 million and mature on April 1, 2042.

The proceeds of the sale of the Notes were used by Central Hudson to repay the short-term borrowings of $36.0 million incurred to refinance its 6.64% Series D Medium Term Notes that matured March 28, 2012, and to redeem its Cumulative Preferred Stock, Series D (4.35%), with an aggregate redemption price of approximately $6.1 million, and its 4.96% Cumulative Preferred Stock, Series E, with an aggregate redemption price of approximately $6.1 million on May 18, 2012.

Holders of the Cumulative Preferred Stock, Series D (4.35%) received $102.00 per share plus accrued and unpaid dividends in the amount of $0.57 per share, for a total redemption price of $102.57 per share.  Holders of the 4.96% Cumulative Preferred Stock, Series E received $101.00 per share plus accrued and unpaid dividends in the amount of $0.65 per share, for a total redemption price of $101.65 per share.

For additional information related to CH Energy Group's and Central Hudson's financing program, please see Note 7 - "Short-term Borrowing Arrangements," Note 8 - "Capitalization - Common and Preferred Stock" and Note 9 - "Capitalization - Long-term Debt" to the Financial Statements of the Corporations' 10-K Annual Report.

1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

NYSERDA

Central Hudson's outstanding Series B NYSERDA Bonds total $33.7 million at June 30, 2012.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and do not have any impact on earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B NYSERDA Bonds, on March 26, 2012, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2014.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  This rate cap replaces an expiring rate cap with substantially similar terms.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its Series B NYSERDA Bonds.  Potential actions may include converting the debt to another interest rate mode or refinancing with taxable bonds.

REGULATORY MATTERS - PSC PROCEEDINGS

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferred Incremental Costs Associated with Tropical Storm Irene
(Case 11-E-0651)

Background:  On November 28, 2011, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $11.4 million of incremental electric storm restoration expense above the respective rate allowance during the twelve months ended June 30, 2012, which is the second rate year established by the PSC in its approval of a Joint Proposal in Case 09-E-0588.  These incremental costs represent the amount Central Hudson deferred on its books as of October 31, 2011 based on actual costs incurred, bills received and an estimate for bills outstanding.  The Company believes the incremental costs associated with this storm meet the PSC's criteria for deferral: 1) amount is incremental to the amount in rates; 2) the incremental amount is material and extraordinary in nature; and 3) the utility's earnings are below the authorized rate of return on common equity.

Potential Impacts:  No prediction can be made regarding the final outcome of this matter.

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferral of October 29, 2011 SnowFall Costs
(Case 12-M-0204)

Background:  On October 29, 2011, Central Hudson experienced an unusual winter storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represents the second extraordinary storm event that has occurred within the second rate year established by the PSC in its Rate Plan adopting the terms of a Joint Proposal in Case 09-E-0588.  On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  However, because the petition requests the PSC to deviate from its prior precedents, the amount the PSC may grant could be lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company's previous requests to defer incremental storm costs.  Approximately $3.7 million, $1.1 million and $2.1 million of incremental storm restoration expense associated with this storm was expensed in December 2011, March 2012 and June 2012, respectively, so that the return on common equity for the twelve months ending June 30, 2012 did not exceed the authorized rate of return of 10%.

Potential Impacts:  No prediction can be made regarding the final outcome of this matter.

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

Potential Impacts:  Central Hudson's ability to seek a higher level of committed credit will enable greater liquidity to support construction forecasts, known seasonality, volatile energy markets, adverse borrowing environments, and other unforeseen events.  The approval to issue and sell $250 million of long-term debt will support Central Hudson's ability to finance its construction expenditures, refund maturing long-term debt, potentially refinance $34 million of multi-modal long-term NYSERDA bonds, and refinance up to $26 million of other securities if economic and appropriate. No prediction can be made as to the final outcome of the filing.

Fortis - Central Hudson Gas & Electric Corporation Section 70 Joint Petition
(Case 12-M-0192 - Proceeding on the Joint Petition for Approval of the Acquisition of CH Energy Group, Inc. by Fortis Inc. and Related Transactions)

Background:  On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS Inc. ("FortisUS"), and Cascade Acquisition Sub Inc. ("Petitioners"), submitted a joint petition to the PSC for approval of the acquisition of CH Energy Group by Fortis and related transactions.  The petition describes how the acquisition of Central Hudson by Fortis will produce benefits for constituencies that include customers, employees and communities in Central Hudson's service territory as well as positive public benefits.  The petition categorizes the public benefits into three major areas: 1) FortisUS' commitments and intention to preserve and build on the existing strength of Central Hudson, 2) mitigation of any potential negative aspects of the merger consistent with the PSC's disposition of specific issues that have arisen in prior utility merger proceedings in New York State and 3) identifiable monetary benefits resulting from assignment of costs to shareholders and cost savings made possible by the merger.  The petition includes proposals and commitments that effectively mitigate any potential risks to Central Hudson's customers from foreign holding company ownership and rate increase risk.  The petitioners have quantified the economic value of the proposals in the merger to be in excess of $20 million.

•	On June 29, 2012, the ALJ issued a Ruling on Schedule and Procedure establishing the following schedule:
-	Staff and Intervenor Initial Filings: August 31, 2012
-	Reply Filings, all parties: September 21, 2012
-	Statements of Material Issues of Fact Requiring Hearing: October 5, 2012

•	On July 9, 2012 PSC Trial Staff filed a Motion for Reconsideration of Ruling on Schedule and Procedure.
•	On July 10, 2012 Multiple Intervenors submitted a letter supporting Staff.
•	On July 18, 2012 Public Utility Law Project submitted a letter supporting Staff.
•	On July 24, 2012 Petitioners filed an Opposition to Staff Motion for Reconsideration.
•	On July 31, 2012, the ALJ issued a Ruling on Motion for Consideration adopting a revised schedule for the proceeding as follows:
-	Staff and Intervenor Initial Filings: October 12, 2012
-	Reply Filings, all parties: November 2, 2012
-	Statements of Material Issues of Fact Requiring Hearing: November 16, 2012

Potential Impacts:  Central Hudson believes the merger is in the public interest and should be approved on the basis of the proposals set forth in the petition. No prediction can be made regarding the outcome of the matter at this time.

Other PSC Proceedings

During the second quarter of 2012, there has been no significant activity related to the following proceedings:

•	Advanced Metering Infrastructure
•	The American Recovery and Reinvestment Act of 2009
•	Management Audit
•	SIR Proceeding
•	Energy Efficiency Portfolio Standard and State Energy Planning

OTHER MATTERS

Changes in Accounting Standards

See Note 1 - "Summary of Significant Accounting Policies" and Note 3 - "New Accounting Guidance" for discussion of relevant changes, which discussion is incorporated by reference herein.

Off-Balance Sheet Arrangements

CH Energy Group and Central Hudson do not have any off-balance sheet arrangements.

Climate

While it is possible that some form of global climate change program will be adopted at the federal level in 2012, it is too early to determine what impact such program will have on CH Energy Group.  It should be noted, however, that the Company's calculated CO2 emission levels are relatively small, mainly because the Company does not generate electricity in significant quantities and the electricity it does generate is primarily from zero emission hydroelectric plants.  Therefore, federally mandated greenhouse gas reductions or limits on CO2 emissions are not expected to have a material impact on the Company's financial position or results of operations.  However, the Company can make no prediction as to the outcome of this matter.  If the cost of CO2 emissions causes purchased electricity and natural gas costs to rise, such increases are expected to be collected through automatic adjustment clauses.  If sales are depressed by higher costs through price elasticity, the RDMs are expected to prevent an earnings impact on the Company.

FORWARD-LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-Q and any documents incorporated by reference which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Exchange Act. Forward-looking statements may be identified by words including "anticipates," "intends," "estimates," "believes," "projects," "expects," "plans," "assumes," "seeks," and similar expressions.  Forward-looking statements including, without limitation, those relating to CH Energy Group's and Central Hudson's future business prospects, revenues, proceeds, working capital, investment valuations, liquidity, income, and margins, as well as the acquisition by a subsidiary of Fortis Inc. and the expected timing of the transaction, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, including those identified from time to time in the forward-looking statements. Those factors include, but are not limited to: the possibility that various conditions precedent to the consummation of the proposed Fortis transaction will not be satisfied or waived, including regulatory approvals of the proposed Fortis transaction and the timing and terms thereof; the impact of delay or failure to complete the proposed Fortis transaction on CH Energy Group's stock price; the costs associated with the proposed Fortis transaction; deviations from normal seasonal weather and storm activity; fuel prices; energy supply and demand; potential future acquisitions; legislative, regulatory, and competitive developments; interest rates; access to capital; market risks; electric and natural gas industry restructuring and cost recovery; the ability to obtain adequate and timely rate relief; changes in fuel supply or costs including future market prices for energy, capacity, and ancillary services; the success of strategies to satisfy electricity, natural gas, fuel oil, and propane requirements; the outcome of pending litigation and certain environmental matters, particularly the status of inactive hazardous waste disposal sites and waste site remediation requirements; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism.  CH Energy Group and Central Hudson undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Given these uncertainties, undue reliance should not be placed on the forward-looking statements.

Additional Information about the Fortis Transaction and Where to Find It

In connection with the proposed acquisition of CH Energy Group by Fortis, CH Energy Group filed a definitive proxy statement with the SEC on May 9, 2012, and has filed other relevant materials with the SEC as well.  Investors and security holders of CH Energy Group are urged to read the proxy statement and other relevant materials filed with the SEC because they contain important information about the proposed acquisition and related matters.  Investors and stock shareholders may obtain a free copy of the proxy statement and other documents filed by CH Energy Group, at the SEC's Web site, www.sec.gov.  These documents can also be obtained by investors and stockholders free of charge from CH Energy Group at CH Energy Group's website at www.chenergygroup.com, or by contacting CH Energy Group's Shareholder Relations Department at (845) 486-5204.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A of the Corporations' 10-K Annual Report for a discussion of market risk.  The practices employed by CH Energy Group and Central Hudson to mitigate these risks - which were discussed in the Corporations' 10-K Annual Report - continue to operate effectively.  For related discussion on this activity, see, in the Financial Statements of the Corporations' 10-K Annual Report, Note 14 - "Accounting for Derivative Instruments and Hedging Activities" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the sub-caption "Capital Resources and Liquidity," and Note 9 - "Capitalization - Long-Term Debt" and Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the sub-caption "Financing Program" of this Quarterly Report on Form 10-Q.

ITEM 4 - Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of CH Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and based on the evaluation, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporations' controls and procedures are effective.

There were no changes to the Corporations' internal control over financial reporting that occurred during the Corporations' last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporations' internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

For information about developments regarding certain legal proceedings, see Item 3 ("Legal Proceedings") of the Corporations' 10-K Annual Report, and Note 12 - "Commitments and Contingencies" of that 10-K and/or Note 12 - "Commitments and Contingencies" of this Quarterly Report on Form 10-Q.

ITEM 1A - Risk Factors

RISKS RELATED TO THE PROPOSED ACQUISITION BY FORTIS INC.

We May Be Unable to Satisfy the Conditions or Obtain the Approvals Required to Complete the Proposed Acquisition

While the proposed acquisition has been approved by CH Energy Group shareholders, numerous other conditions, including the approval of various government agencies have not yet been met or obtained.  Governmental agencies may not approve the acquisition or may seek to impose conditions on the completion of the transaction, which could cause the conditions to the acquisition to not be satisfied or which could delay or increase the cost of the transaction.

The Proposed Acquisition May Not Be Completed, Which May Have an Adverse Effect on Our Share Price

Failure to complete the acquisition or an unanticipated delay in doing so could negatively affect our share price.

Termination of the Proposed Acquisition Could Result in CH Energy Group Being Required to Pay Termination Fees to Fortis

CH Energy Group will be obligated to reimburse up to $4 million of FortisUS' expenses if (i) FortisUS or CH Energy Group terminates the merger agreement because the acquisition has not been completed by the outside date or FortisUS terminates the merger agreement based on a breach of the merger agreement by CH Energy Group, and (ii) a competing proposal has been made or publicly disclosed and not withdrawn prior to the termination of the merger agreement.  In addition, if within twelve months after such termination, a definitive agreement providing for an acquisition transaction is entered into, or an acquisition transaction is consummated by CH Energy Group with, the person who made the acquisition proposal prior to such termination or with any other third party making an acquisition proposal within three months following such termination, CH Energy Group will be obligated to pay FortisUS a termination fee of $19.7 million (less any expense reimbursement previously paid).  In no event will more than one termination fee be payable.

For a discussion identifying additional risk factors that could cause actual results to differ materially from those anticipated, see the discussion under "Item 1A - Risk Factors" of the Corporations' 10-K Annual Report.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2012	-	$-		-	1,051,324
May 1-31, 2012	-	$-		-	1,051,324
June 1-30, 2012	-	$-		-	1,051,324
Total	-	$-	1	-

(1)
On July 31, 2007, the Board of Directors authorized the repurchase of up to 2,000,000 shares or approximately 13% of CH Energy Group's outstanding common stock on that date, from time to time, over the five year period ending July 31, 2012.

ITEM 4 - Mine Safety Disclosures

Not applicable.

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
Kimberly J. Wright
Controller

Dated: August 3, 2012

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