Form 10-K/A
period 2011-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2012-11-09
CIK 18647, 1061393

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

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of February 1, 2012, was $860,353,783 based upon the price at which CH Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of June 30, 2011, the last business day of CH Energy Group's most recently completed second fiscal quarter, was $821,719,300 computed by reference to the price at which CH Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2011 was zero.

The number of shares outstanding of CH Energy Group's Common Stock, as of February 1, 2012, was 14,897,901.

The number of shares outstanding of Central Hudson's Common Stock, as of February 1, 2012, was 16,862,087.  All such shares are owned by CH Energy Group.

CENTRAL HUDSON MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I)(2).

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of including the consent of our independent auditors in regards to two registration statements, as Exhibit 23.3, which were inadvertently omitted from the initial filing of the 2011 Form 10-K.  Except for this correction, there have been no changes in any of the financial or other information contained in the report.

(i)

TABLE OF CONTENTS

PAGE
PART IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	1

(ii)

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

The exhibit index below lists the exhibits filed or furnished with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation have duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CH ENERGY GROUP, INC.

By:	/s/ Kimberly J. Wright
Kimberly J. Wright Vice President - Accounting and Controller

Dated:  November 9, 2012

CENTRAL HUDSON GAS & ELECTRIC CORPORATION

By:	/s/ Kimberly J. Wright
Kimberly J. Wright Controller

Dated:  November 9, 2012

EXHIBIT INDEX

Exhibit No.
(Regulation
S-K Item 601
Designation)	Exhibits

3	Articles of Incorporation and Bylaws:

(i)
Restated Certificate of Incorporation of CH Energy Group, Inc. under Section 807 of the Business Corporation Law, filed November 12, 1998.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on November 18, 2009; Exhibit 3(i).1)

(ii) By-laws of CH Energy Group, Inc. in effect on the date of this Report. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on November 18, 2009; Exhibit 3(ii).1)

(iii)
Composite Restated Certificate of Incorporation of Central Hudson Gas & Electric Corporation, as amended, through October 8, 1993 dated May 2, 2008 (Incorporated herein by reference to Central Hudson's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2008; Exhibit 3(iii)(1)).

(iv)
By-laws of Central Hudson Gas & Electric Corporation in effect on the date of this Report.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on January 5, 2010; Exhibit 3(ii).1)

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

4--
Prospectus Supplement dated March 20, 2007 (to Prospectus dated December 1, 2006) relating to $140,000,000 principal amount of Medium-Term Notes, Series F, and the Prospectus dated December 1, 2006 relating to $140,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed on March 20, 2007, pursuant to Rule 424(b) in connection with Registration Statement No. 333-138510, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

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

5--
Prospectus Supplement dated March 22, 2010 (to Prospectus dated March 16, 2010) relating to $250,000,000 principal amount of Medium-Term Notes, Series G, and the Prospectus dated March 16, 2010 relating to $250,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed on March 22, 2010, pursuant to Rule 424(b) in connection with Registration Statement No. 333-163248, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

	(a)	Pricing Supplement No. 1, dated December 2, 2010 filed on December 3, 2010, pursuant to Rule 424(b).

	(b)	Pricing Supplement No. 2, dated September 27, 2011 filed on September 28, 2011, pursuant to Rule 424(b).

6--
Note Purchase Agreement, dated as of April 17, 2009, between CH Energy Group and the purchasers of its 6.58% Senior Notes, Series A, due April 17, 2014 (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.1)

7--
Guaranty Agreement by Central Hudson Enterprises Corporation dated as of April 17, 2009 (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.2)

8--
Supplemental Note Purchase Agreement, dated as of December 15, 2009, between CH Energy Group and the purchasers of its 6.8% Senior Notes, Series B, due December 11, 2025 (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed December 16, 2009; Exhibit 10.2)

9--
Note Purchase Agreement, dated as of August 6, 2010, between Central Hudson Gas & Electric Corporation and the purchasers of its 4.30% Senior Notes, Series A, due September 21, 2020 and its 5.64% Senior Notes, Series B, due September 21, 2040 (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed August 9, 2010; Exhibit 10.1)

10--
Central Hudson and another subsidiary of CH Energy Group have entered into certain other instruments with respect to long-term debt. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of CH Energy Group and its other subsidiaries or Central Hudson, as the case may be, each on a consolidated basis. CH Energy Group and Central Hudson agree to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of Central Hudson and such other subsidiary.

10	Material contracts:

	(i)	1--
General Joint Use Pole Agreement between Central Hudson and the New York Telephone Company effective January 1, 1986 (not including the Administrative and Operating Practices provisions thereof).  (Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)37)

2--
Amended and Restated Credit Agreement effective as of October 19, 2011 among Central Hudson, certain lenders described therein and JPMorgan Chase Bank, N.A., as arranger and administrative agent.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on October 24, 2011; Exhibit 10.1)

3--
Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (KeyBank National Association, JP Morgan Chase Bank, National Association, Bank of America, National Association, and HSBC Bank USA, National Association) dated February 21, 2008.  (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on February 26, 2008; Exhibit 10.1)

4--
Amendment No. 1 to the Amended and Restated Credit Agreement among CH Energy Group, Inc., Central Hudson Enterprises Corporation and Certain Lending Institutions (KeyBank National Association, JP Morgan Chase Bank, National Association, Bank of America, National Association, and HSBC Bank USA, National Association) dated February 4, 2009.  (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on February 6, 2009; Exhibit 10.1)

5--
ASR Agreement dated August 16, 2011 among CH Energy Group, Inc, and J.P. Morgan Securities LLC, as arranger and administrative agent.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on August 18, 2011; Exhibit 10.1)

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

4--
Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part One), Effective September 26, 2003.  (Incorporated herein by reference to Energy Group's Form S-8 filed on October 30, 2003; Exhibit (10)(iii)26)

(1) Exhibits in Part (iii) of this Section 10 are management contracts and compensatory plans and arrangements.

5--
Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan.  (Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on June 1, 2006; Exhibit (10)(iii)44)

6--
Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part Two), effective as of January 1, 2008 (dated December 31, 2007).  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)31)

7--	Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan, effective as of January 1, 2012 (dated January 6, 2012).

8--
Amendment and Restatement of Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part One) effective June 22, 2001.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)24)

9--
Amendment to Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan. (Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on December 21, 2005; Exhibit (10)(iii)42)

10--
Amended and Restated Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part Two) effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)39)

11--
Amended and Restated CH Energy Group, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)37)

12--
Amendment to CH Energy Group, Inc. Supplemental Executive Retirement Plan. (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; Exhibit (10)(iii)1)

13--
Amendment No. 1, effective January 1, 2001, to Energy Group's Long-Term Performance-Based Incentive Plan. (Incorporated herein by reference to Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001; Exhibit (10)(iii)1)

14--
Amendment No. 2, effective January 1, 2002, to Energy Group's Long-Term Performance-Based Incentive Plan.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)20)

15--
Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan, dated October 24, 2003, effective as of September 26, 2003.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003; Exhibit (10)(iii)28)

16--
Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan effective as of December 31, 2007.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)35)

17--
CH Energy Group, Inc. Long-Term Equity Incentive Plan, effective as of April 25, 2006.  (Incorporated herein by reference to Appendix A to Energy Group's proxy statement filed on March 10, 2006; Appendix A)

18--
Amendment to CH Energy Group, Inc. Long-Term Equity Incentive Plan effective as of April 26, 2011.  (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on April 28, 2011; Exhibit 10.1)

19--
Amendment to CH Energy Group, Inc. Long-Term Equity Incentive Plan effective as of December 31, 2007.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)36)

20--
CH Energy Group, Inc. Long-Term Equity Incentive Plan, effective as of January 01, 2011.  (Incorporated herein by reference from Appendix A to the Proxy Statement of CH Energy Group, Inc., filed with the SEC on March 17, 2011)

21--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on January 26, 2009; Exhibit 10.1)

22--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on February 8, 2010; Exhibit 10.1)

23--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2010; Exhibit (10)(iii)22)

24--	Form of CH Energy Group, Inc. Performance Shares Agreement. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on February 10, 2012; Exhibit 10.1)

25--
Form of CH Energy Group, Inc. Restricted Shares Agreement. (for employees of Griffith Energy Services, Inc.) (Incorporated herein by reference to CH Energy Group's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2008; Exhibit (10)(iii)3)

26--	Form of CH Energy Group, Inc. Restricted Shares Agreement. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on February 8, 2010; Exhibit 10.2)

27--	Form of CH Energy Group, Inc. Restricted Shares Agreement. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on February 10, 2012; Exhibit 10.2)

28--
Form of CH Energy Group, Inc. Restricted Stock Unit Agreement. (Long-Term Equity Incentive Plan) (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on November 17, 2009; Exhibit 10.1)

29--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the Chief Executive Officer effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)32)

30--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the three most senior executives (after Chief Executive Officer) effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)33)

31--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the other executive officers effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)34)

32--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and Griffith Energy Services, Inc. executive effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)42)

33--
Employment Agreement between CH Energy Group, Inc. and James P. Laurito, dated as of November 16, 2009. (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit (10)(iii)28)

34--
Form of Amendment to Employment Agreement with executive officers, effective December 31, 2008.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(iii)28)

35--
Employment Agreement, dated October 1, 2009, between CH Energy Group, Inc. and John E. Gould.  (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009; Exhibit (10)(iii)1)

	36--	Amended and Restated CH Energy Group, Inc. Short-Term Incentive Plan. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on May 27, 2009; Exhibit 10.1)

37--
Form of CH Energy Group, Inc. Indemnification Agreement. (for officers of CH Energy Group, Inc.) (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)1)

38--
Form of Central Hudson Gas & Electric Corporation Indemnification Agreement. (for officers of Central Hudson Gas & Electric Corporation) (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)2)

39--
Form of Central Hudson Enterprises Corporation Indemnification Agreement. (for officers of Central Hudson Enterprises Corporation) (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)3)

40--
Agreement, dated as of April 27, 2009, by and between CH Energy Group, Inc. and GAMCO Asset Management Inc. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed April 29, 2009; Exhibit 10.1)

12.1	CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges.

12.2	Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

21	Subsidiaries of CH Energy Group, Inc. as of December 31, 2011.

23.1	Consents of Independent Registered Public Accounting Firm for incorporation by reference of CH Energy Group Inc.'s Registration Statements on Form S-3 and S-8.

23.2	Consents of Independent Registered Public Accounting Firm for incorporation by reference of Central Hudson Gas & Electric Corporation's Registration Statement on Form S-3.

23.3(2)	Consents of Independent Registered Public Accounting Firm for incorporation by reference of CH Energy Group's Registration Statement on Form S-8.

24	Powers of Attorney:

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

(i) 1--
Order on Consent signed on behalf of the New York State Department of Environmental Conservation and Central Hudson relating to Central Hudson's former manufactured gas site located in Newburgh, New York.  (Incorporated herein by reference to Central Hudson's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995; Exhibit (99)(i)5)

(2) Exhibit 23.3 filed herewith

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