Form 10-Q
period 2012-09-30
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2012-11-09
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

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

As of the close of business on October 31, 2012 (i) CH Energy Group, Inc. had outstanding 14,948,216 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH Energy Group, Inc.	PAGE
Consolidated Statement of Income –
Three and Nine Months Ended September 30, 2012 and 2011	1

Consolidated Statement of Comprehensive Income –
Three and Nine Months Ended September 30, 2012 and 2011	2

Consolidated Statement of Cash Flows –
Nine Months Ended September 30, 2012 and 2011	3

Consolidated Balance Sheet –
September 30, 2012, December 31, 2011 and September 30, 2011	5

Consolidated Statement of Equity –
Nine Months Ended September 30, 2012 and 2011	7

Central Hudson Gas & Electric Corporation
Statement of Income –
Three and Nine Months Ended September 30, 2012 and 2011	8

Statement of Comprehensive Income –
Three and Nine Months Ended September 30, 2012 and 2011	8

Statement of Cash Flows –
Nine Months Ended September 30, 2012 and 2011	9

Balance Sheet –
September 30, 2012, December 31, 2011 and September 30, 2011	10

Statement of Equity –
Nine Months Ended September 30, 2012 and 2011	12

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	13

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

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues
Electric	$148,916	$149,706	$393,617	$418,511
Natural gas	18,306	18,462	100,276	127,941
Competitive business subsidiaries:
Petroleum products	47,168	47,951	182,939	194,612
Other	4,680	4,636	13,880	13,730
Total Operating Revenues	219,070	220,755	690,712	754,794
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	57,177	60,734	139,600	168,797
Purchased natural gas	5,873	6,337	37,977	63,425
Purchased petroleum	42,930	43,564	158,659	167,558
Other expenses of operation - regulated activities	56,015	55,480	174,737	181,460
Other expenses of operation - competitive business subsidiaries	10,519	10,986	34,307	34,841
Merger related costs	1,037	-	9,499	-
Depreciation and amortization	10,626	10,064	31,793	30,250
Taxes, other than income tax	12,776	11,760	38,372	36,687
Total Operating Expenses	196,953	198,925	624,944	683,018
Operating Income	22,117	21,830	65,768	71,776
Other Income and Deductions
Income from unconsolidated affiliates	(59)	25	43	644
Interest on regulatory assets and other interest income	1,594	1,037	5,236	4,334
Impairment of investments	-	(3,582)	-	(3,582)
Regulatory adjustments for interest costs	326	319	976	1,032
Business development costs	(2)	(529)	(65)	(1,027)
Other - net	(402)	340	(886)	(550)
Total Other Income	1,457	(2,390)	5,304	851
Interest Charges
Interest on long-term debt	6,201	6,620	18,638	20,090
Penalty for early retirement of debt	-	2,982	-	2,982
Interest on regulatory liabilities and other interest	1,665	1,553	4,952	4,568
Total Interest Charges	7,866	11,155	23,590	27,640

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	15,708	8,285	47,482	44,987
Income Taxes	6,548	3,478	21,345	16,998
Net Income from Continuing Operations	9,160	4,807	26,137	27,989

Discontinued Operations
Income from discontinued operations before tax	-	166	-	987
Gain from sale of discontinued operations	-	2,070	-	1,527
Income tax expense from discontinued operations	-	(1,527)	-	(1,454)
Net Income from Discontinued Operations	-	3,763	-	3,968

Net Income	9,160	8,570	26,137	31,957

Net Income attributable to non-controlling interest:
Dividends declared on Preferred Stock of subsidiary	103	242	521	727
Preferred Stock Redemption Premium	-	-	342	-
Net Income Attributable to CH Energy Group	9,057	8,328	25,274	31,230

Dividends declared on Common Stock	-	8,263	16,572	25,021
Change in Retained Earnings	$9,057	$65	$8,702	$6,209

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT'D) (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common Stock:
Average shares outstanding - Basic	14,920	15,126	14,903	15,416
Average shares outstanding - Diluted	15,127	15,314	15,110	15,604

Income from continuing operations attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$0.61	$0.30	$1.70	$1.77
Earnings per share - Diluted	$0.60	$0.30	$1.67	$1.75

Income from discontinued operations attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$-	$0.25	$-	$0.26
Earnings per share - Diluted	$-	$0.24	$-	$0.25

Amounts attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$0.61	$0.55	$1.70	$2.03
Earnings per share - Diluted	$0.60	$0.54	$1.67	$2.00
Dividends Declared per Share	$-	$0.54	$1.11	$1.64

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$9,160	$8,570	$26,137	$31,957

Other Comprehensive Loss:
Net unrealized gains/(losses) on investments held by equity method investees - net of tax of ($56) and ($17) in 2012 and ($37) and ($10) in 2011, respectively	84	56	26	15

Other comprehensive income	84	56	26	15

Comprehensive Income	9,244	8,626	26,163	31,972

Comprehensive income attributable to non-controlling interest	103	242	863	727

Comprehensive income attributable to CH Energy Group	$9,141	$8,384	$25,300	$31,245

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$26,137	$31,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,302	28,614
Amortization	3,491	3,120
Deferred income taxes - net	24,055	15,061
Bad debt expense	4,996	6,049
Impairment of investments	-	3,582
Undistributed equity in earnings of unconsolidated affiliates	(42)	(644)
Pension expense	17,909	20,725
Other post-employment benefits ("OPEB") expense	5,210	5,203
Regulatory liability - rate moderation	(1,107)	(7,849)
Revenue decoupling mechanism recorded	(2,405)	4,956
Regulatory asset amortization	3,535	3,524
Gain on sale of assets	(71)	(897)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	3,451	2,380
Fuel, materials and supplies	963	(843)
Special deposits and prepayments	5,267	2,779
Income and other taxes	255	(1,773)
Accounts payable	(5,020)	(18,092)
Accrued interest	2,211	1,566
Customer advances	5,440	(508)
Pension plan contribution	(28,494)	(32,536)
OPEB contribution	(3,269)	(1,184)
Revenue decoupling mechanism (refunded) collected	141	2,388
Regulatory asset - storm deferral	(942)	(3,441)
Regulatory asset - manufactured gas plant ("MGP") site remediation	2,920	3,761
Regulatory asset - Temporary State Assessment	(3,568)	(2,169)
Deferred natural gas and electric costs	3,498	22,164
Other - net	19,713	6,895
Net cash provided by operating activities	112,576	94,788
Investing Activities:
Proceeds from federal grants	-	14,744
Proceeds from sale of assets	111	42,234
Additions to utility and other property and plant	(80,372)	(61,755)
Acquisitions made by competitive business subsidiaries	(550)	(2,255)
Other - net	(3,681)	(3,022)
Net cash used in investing activities	(84,492)	(10,054)
Financing Activities:
Redemption of long-term debt	(36,495)	(20,464)
Proceeds from issuance of long-term debt	48,000	33,400
(Repayments) borrowings of short-term debt - net	(6,500)	5,000
Dividends paid on Common Stock	(24,841)	(25,290)
Redemption of Preferred Stock	(12,180)	-
Dividends paid on Preferred Stock of subsidiary	(764)	(727)
Shares repurchased	(2,993)	(48,612)
Other - net	(593)	(647)
Net cash used in financing activities	(36,366)	(57,340)
Net Change in Cash and Cash Equivalents	(8,282)	27,394
Cash and Cash Equivalents at Beginning of Period	15,281	29,420
Cash and Cash Equivalents at End of Period	$6,999	$56,814

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$16,866	$22,276
Federal and state income taxes paid	$118	$1,037
Additions to plant included in liabilities	$4,856	$3,997
Merger related transaction costs in liabilities	$956	$-

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2012	2011	2011
ASSETS
Utility Plant
Electric	$1,045,949	$1,008,394	$988,319
Natural gas	311,841	305,664	301,989
Common	157,878	147,286	142,201
Gross Utility Plant	1,515,668	1,461,344	1,432,509

Less: Accumulated depreciation	401,966	388,784	385,198
Net	1,113,702	1,072,560	1,047,311

Construction work in progress	67,415	58,847	63,996
Net Utility Plant	1,181,117	1,131,407	1,111,307

Non-Utility Property & Plant
Griffith non-utility property & plant	32,535	31,669	30,795
Other non-utility property & plant	524	524	6,181
Gross Non-Utility Property & Plant	33,059	32,193	36,976

Less: Accumulated depreciation - Griffith	22,896	22,006	21,656
Less: Accumulated depreciation - other	-	-	1,121
Net Non-Utility Property & Plant	10,163	10,187	14,199

Current Assets
Cash and cash equivalents	6,999	15,281	56,814
Accounts receivable from customers - net of allowance for doubtful accounts of $6.8 million, $7.0 million and $6.5 million, respectively	85,542	90,937	90,155
Accrued unbilled utility revenues	12,071	15,299	11,320
Other receivables	6,881	9,512	8,618
Fuel, materials and supplies	24,151	25,114	25,530
Regulatory assets	36,454	49,526	43,407
Income tax receivable	-	432	2,822
Fair value of derivative instruments	760	349	42
Unamortized debt expense	407	407	407
Special deposits and prepayments	16,588	21,795	19,836
Accumulated deferred income tax	987	5,895	12,956
Total Current Assets	190,840	234,547	271,907

Deferred Charges and Other Assets
Regulatory assets - pension plan	140,702	159,020	121,238
Regulatory assets - other	109,887	114,980	105,899
Fair value of derivative instruments	1,120	931	-
Goodwill	37,752	37,512	36,538
Other intangible assets - net	11,590	13,173	12,682
Unamortized debt expense	4,444	4,128	4,610
Investments in unconsolidated affiliates	2,427	2,777	3,043
Other investments	17,677	14,461	14,422
Other	5,468	6,989	6,175
Total Deferred Charges and Other Assets	331,067	353,971	304,607
Total Assets	$1,713,187	$1,730,112	$1,702,020

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands, except share amounts)

	September 30,	December 31,	September 30,
	2012	2011	2011
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 14,947,899 shares, 14,894,964 shares and 14,885,037 shares outstanding, respectively	$1,686	$1,686	$1,686
Paid-in capital	349,136	351,053	350,693
Retained earnings	251,093	242,391	236,551
Treasury stock - 1,914,188 shares, 1,967,123 shares and 1,977,050 shares, respectively	(90,417)	(92,908)	(93,210)
Accumulated other comprehensive income	380	354	474
Capital stock expense	(166)	(328)	(328)
Total Equity	511,712	502,248	495,866
Preferred Stock of subsidiary	9,027	21,027	21,027
Long-term debt	493,473	446,003	446,466
Total Capitalization	1,014,212	969,278	963,359
Current Liabilities
Current maturities of long-term debt	1,041	37,006	70,373
Notes payable	-	6,500	5,000
Accounts payable	34,094	43,904	47,915
Accrued interest	8,544	6,333	7,964
Dividends payable	-	8,511	8,505
Accrued vacation and payroll	7,208	6,702	6,956
Customer advances	27,967	22,527	18,801
Customer deposits	7,473	6,647	6,651
Regulatory liabilities	7,732	11,161	12,444
Fair value of derivative instruments	5,181	19,791	12,778
Accrued environmental remediation costs	10,130	6,652	5,227
Accrued income and other taxes	891	-	-
Deferred revenues	3,860	4,801	3,699
Other	19,466	17,905	14,565
Total Current Liabilities	133,587	198,440	220,878
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	12,139	6,988	12,038
Regulatory liabilities - other	105,109	108,887	110,280
Operating reserves	3,633	3,383	3,414
Fair value of derivative instruments	154	-	3,193
Accrued environmental remediation costs	8,238	11,036	11,937
Accrued OPEB costs	51,700	53,055	46,426
Accrued pension costs	99,869	121,911	76,414
Tax reserve	1,988	3,172	9,668
Other	20,418	18,802	18,831
Total Deferred Credits and Other Liabilities	303,248	327,234	292,201
Accumulated Deferred Income Tax	262,140	235,160	225,582
Commitments and Contingencies
Total Capitalization and Liabilities	$1,713,187	$1,730,112	$1,702,020

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2010	16,862,087	$1,686	(1,062,825)	$(44,887)	$350,360	$(328)	$230,342	$459	$172	$537,804
Comprehensive income:
Net income							31,957			31,957
Dividends declared on Preferred Stock of subsidiary							(727)			(727)
Change in fair value:
Investments								15		15
Reclassification to liabilities held for sale									(172)	(172)
Dividends declared on common stock							(25,021)			(25,021)
Treasury shares activity - net			(914,225)	(48,323)	333					(47,990)
Balance at September 30, 2011	16,862,087	$1,686	(1,977,050)	$(93,210)	$350,693	$(328)	$236,551	$474	$-	$495,866

Balance at December 31, 2011	16,862,087	$1,686	(1,967,123)	$(92,908)	$351,053	$(328)	$242,391	$354	$-	$502,248
Comprehensive income:
Net income							26,137			26,137
Preferred Stock Redemption						162	(342)			(180)
Dividends declared on Preferred Stock of subsidiary							(521)			(521)
Change in fair value:
Investments								26		26
Dividends declared on common stock							(16,572)			(16,572)
Treasury shares activity - net			52,935	2,491	(1,917)					574
Balance at September 30, 2012	16,862,087	$1,686	(1,914,188)	$(90,417)	$349,136	$(166)	$251,093	$380	$-	$511,712

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues
Electric	$148,916	$149,706	$393,617	$418,511
Natural gas	18,306	18,462	100,276	127,941
Total Operating Revenues	167,222	168,168	493,893	546,452

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	57,177	60,734	139,600	168,797
Purchased natural gas	5,873	6,337	37,977	63,425
Other expenses of operation	56,015	55,480	174,737	181,460
Depreciation and amortization	9,466	8,909	28,336	26,790
Taxes, other than income tax	12,701	11,644	38,034	36,303
Total Operating Expenses	141,232	143,104	418,684	476,775

Operating Income	25,990	25,064	75,209	69,677

Other Income and Deductions
Interest on regulatory assets and other interest income	1,581	1,023	5,197	4,310
Regulatory adjustments for interest costs	326	319	976	1,032
Other - net	(313)	513	(697)	(300)
Total Other Income	1,594	1,855	5,476	5,042

Interest Charges
Interest on long-term debt	5,719	5,872	17,177	17,668
Interest on regulatory liabilities and other interest	1,666	1,529	4,898	4,517
Total Interest Charges	7,385	7,401	22,075	22,185

Income Before Income Taxes	20,199	19,518	58,610	52,534

Income Taxes	7,840	7,853	22,847	20,858

Net Income	12,359	11,665	35,763	31,676

Preferred Stock Redemption Premium	-	-	342	-
Dividends Declared on Cumulative Preferred Stock	103	242	521	727

Income Available for Common Stock	$12,256	$11,423	$34,900	$30,949

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$12,359	$11,665	$35,763	$31,676
Other Comprehensive Income	-	-	-	-
Comprehensive Income	$12,359	$11,665	$35,763	$31,676

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$35,763	$31,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,728	25,463
Amortization	1,608	1,328
Deferred income taxes - net	24,096	19,975
Bad debt expense	4,501	5,075
Pension expense	17,909	20,725
OPEB expense	5,210	5,203
Regulatory liability - rate moderation	(1,107)	(7,849)
Revenue decoupling mechanism recorded	(2,405)	4,956
Regulatory asset amortization	3,535	3,524
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(2,468)	1,690
Fuel, materials and supplies	866	(2,550)
Special deposits and prepayments	5,583	1,563
Income and other taxes	(339)	(682)
Accounts payable	(4,220)	(10,420)
Accrued interest	1,730	1,346
Customer advances	985	(3,597)
Pension plan contribution	(28,494)	(32,536)
OPEB contribution	(3,269)	(1,184)
Revenue decoupling mechanism collected	141	2,388
Regulatory asset - storm deferral	(942)	(3,441)
Regulatory asset - MGP site remediation	2,920	3,761
Regulatory asset - Temporary State Assessment	(3,568)	(2,169)
Deferred natural gas and electric costs	3,498	22,164
Other - net	17,293	10,658
Net cash provided by operating activities	105,554	97,067

Investing Activities:
Additions to utility plant	(78,792)	(57,434)
Other - net	(4,058)	(3,705)
Net cash used in investing activities	(82,850)	(61,139)

Financing Activities:
Redemption of long-term debt	(36,000)	-
Proceeds from issuance of long-term debt	48,000	33,400
Borrowings of short-term debt - net	(1,500)	-
Redemption of Preferred Stock	(12,180)	-
Dividends paid to parent - CH Energy Group	(22,000)	(33,000)
Dividends paid on cumulative Preferred Stock	(764)	(727)
Other - net	(622)	(647)
Net cash used in financing activities	(25,066)	(974)

Net Change in Cash and Cash Equivalents	(2,362)	34,954
Cash and Cash Equivalents - Beginning of Period	2,521	9,622
Cash and Cash Equivalents - End of Period	$159	$44,576

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,795	$17,036
Federal and state income taxes paid	$-	$-
Additions to plant included in liabilities	$4,856	$3,997
Regulatory asset - storm deferral costs in liabilities	$-	$9,396

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	September 30,	December 31,	September 30,
	2012	2011	2011
ASSETS
Utility Plant
Electric	$1,045,949	$1,008,394	$988,319
Natural gas	311,841	305,664	301,989
Common	157,878	147,286	142,201
Gross Utility Plant	1,515,668	1,461,344	1,432,509

Less: Accumulated depreciation	401,966	388,784	385,198
Net	1,113,702	1,072,560	1,047,311

Construction work in progress	67,415	58,847	63,996
Net Utility Plant	1,181,117	1,131,407	1,111,307

Non-Utility Property and Plant	524	524	681
Less: Accumulated depreciation	-	-	36
Net Non-Utility Property and Plant	524	524	645

Current Assets
Cash and cash equivalents	159	2,521	44,576
Accounts receivable from customers - net of allowance for doubtful accounts of $5.1 million, $5.2 million and $5.2 million, respectively	62,225	61,610	66,859
Accrued unbilled utility revenues	12,071	15,299	11,320
Other receivables	3,075	5,301	4,679
Fuel, materials and supplies - at average cost	20,171	21,037	22,577
Regulatory assets	36,454	49,526	43,407
Fair value of derivative instruments	711	320	-
Unamortized debt expense	407	407	407
Special deposits and prepayments	12,735	18,258	15,697
Accumulated deferred income tax	-	-	6,593
Total Current Assets	148,008	174,279	216,115

Deferred Charges and Other Assets
Regulatory assets - pension plan	140,702	159,020	121,238
Regulatory assets - other	109,887	114,980	105,899
Fair value of derivative instruments	1,120	931	-
Unamortized debt expense	4,444	4,128	4,610
Other investments	17,205	14,047	14,008
Other	2,274	3,065	2,217
Total Deferred Charges and Other Assets	275,632	296,171	247,972

Total Assets	$1,605,281	$1,602,381	$1,576,039

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands, except share amounts)

	September 30,	December 31,	September 30,
	2012	2011	2011
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock (30,000,000 shares authorized: $5 par value; 16,862,087 shares issued and outstanding)	$84,311	$84,311	$84,311
Paid-in capital	199,980	199,980	199,980
Retained earnings	178,865	165,965	162,847
Capital stock expense	(4,799)	(4,961)	(4,961)
Total Equity	458,357	445,295	442,177

Cumulative Preferred Stock not subject to mandatory redemption	9,027	21,027	21,027

Long-term debt	465,950	417,950	417,903
Total Capitalization	933,334	884,272	881,107

Current Liabilities
Current maturities of long-term debt	-	36,000	69,400
Notes payable	-	1,500	-
Accounts payable	26,721	35,731	42,229
Accrued interest	7,913	6,183	7,313
Dividends payable - Preferred Stock	-	242	242
Accrued vacation and payroll	5,786	5,556	5,568
Customer advances	15,589	14,604	10,157
Customer deposits	7,408	6,582	6,587
Regulatory liabilities	7,732	11,161	12,444
Fair value of derivative instruments	5,181	19,791	12,778
Accrued environmental remediation costs	9,675	6,117	4,552
Accrued income and other taxes	2,003	1,274	1,184
Accumulated deferred income tax	5,373	156	-
Other	17,285	14,855	11,481
Total Current Liabilities	110,666	159,752	183,935

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	12,139	6,988	12,038
Regulatory liabilities - other	105,109	108,887	110,280
Operating reserves	2,444	2,120	2,235
Fair value of derivative instruments	154	-	3,193
Accrued environmental remediation costs	7,174	9,726	10,483
Accrued OPEB costs	51,700	53,055	46,426
Accrued pension costs	99,869	121,911	76,414
Tax reserve	1,988	3,172	9,668
Other	19,466	17,955	17,884
Total Deferred Credits and Other Liabilities	300,043	323,814	288,621

Accumulated Deferred Income Tax	261,238	234,543	222,376

Commitments and Contingencies

Total Capitalization and Liabilities	$1,605,281	$1,602,381	$1,576,039

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$164,898	$-	$444,228
Net income							31,676		31,676
Dividends declared:
On cumulative Preferred Stock							(727)		(727)
On Common Stock to parent - CH Energy Group							(33,000)		(33,000)
Balance at September 30, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$162,847	$-	$442,177

Balance at December 31, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$165,965	$-	$445,295
Net income							35,763		35,763
Preferred Stock Redemption						162	(342)		(180)
Dividends declared:
On cumulative Preferred Stock							(521)		(521)
On Common Stock to parent - CH Energy Group							(22,000)		(22,000)
Balance at September 30, 2012	16,862,087	$84,311	-	$-	$199,980	$(4,799)	$178,865	$-	$458,357

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of CH Energy Group, Inc. ("CH Energy Group") and its regulated electric and natural gas subsidiary, Central Hudson Gas & Electric Corporation ("Central Hudson").  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group's Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CH Energy Group's non-utility subsidiary, Central Hudson Enterprises Corporation ("CHEC").  Operating results of CHEC include its wholly owned subsidiary, Griffith Energy Services, Inc. ("Griffith").  Discontinued operations on CH Energy Group's Consolidated Statements of Income include the operating results of CHEC's subsidiaries which were sold in 2011, including Lyonsdale Biomass, LLC ("Lyonsdale"), Shirley Wind, LLC ("Shirley Wind"), CH-Auburn, LLC ("CH-Auburn") and CH-Greentree, LLC ("CH-Greentree").  Intercompany balances and transactions have been eliminated in consolidation.  See Note 5 – "Acquisitions, Divestitures and Investments" for further information.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which for regulated public utilities, includes specific accounting guidance for regulated operations.  For additional information regarding regulatory accounting, see Note 2 – "Regulatory Matters."

Pending Acquisition by Fortis Inc.

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.  On July 3, 2012, the Federal Energy Regulatory Commission approved the acquisition of CH Energy Group by Fortis.  On July 17, 2012, the Committee on Foreign Investment in the United States approved the acquisition of CH Energy Group by Fortis.  On October 2, 2012, the Federal Trade Commission permitted the 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the acquisition of the Company by Fortis to expire.  The transaction remains subject to review by the New York State Public Service Commission ("PSC").  On April 20, 2012 Fortis and Central Hudson jointly filed a petition requesting approval of the proposed transaction under Section 70 of the Public Service Law.  Pursuant to a procedure schedule established by the Administrative Law Judges, the PSC Staff and other parties to the proceeding filed testimony and comments on October 12, 2012.  Management continues to believe that PSC approval will be obtained and the transaction will close during the first quarter of 2013.

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

CH Energy Group's and Central Hudson's balance sheets as of September 30, 2011 are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Reclassification

Certain amounts in the 2011 Financial Statements have been reclassified to conform to the 2012 presentation.  For more information regarding reclassification of discontinued operations, see Note 5 – "Acquisition, Divestitures and Investments."

Revenue Recognition

CH Energy Group's deferred revenue balances as of September 30, 2012, December 31, 2011 and September 30, 2011 were $3.9 million, $4.8 million and $3.7 million, respectively.  The deferred revenue balance will be recognized in CH Energy Group's operating revenues over the 12-month term of the respective customer contract.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials & Supplies

The following is a summary of CH Energy Group's and Central Hudson's inventories (In Thousands):

	CH Energy Group			Central Hudson
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2012	2011	2011	2012	2011	2011
Natural gas	$8,889	$11,711	$13,106	$8,889	$11,711	$13,106
Petroleum products and propane	2,882	3,422	2,177	-	494	494
Fuel used in electric generation	286	285	287	286	285	287
Materials and Supplies	12,094	9,696	9,960	10,996	8,547	8,690
Total	$24,151	$25,114	$25,530	$20,171	$21,037	$22,577

Depreciation and Amortization

Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  These depreciation rates include a charge for the cost of future removal and retirement of fixed assets.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $53.0 million, $52.6 million, and $52.6 million of cost of removal as regulatory liabilities as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively.  This liability represents the portion of the cost of removal charge in excess of the amount reported as an Asset Retirement Obligation under GAAP.

See Note 6 - "Goodwill and Other Intangible Assets" for further discussion of amortization of intangibles (other than goodwill).

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group's Common Stock, earnings for CH Energy Group are reduced by the Preferred Stock dividends of Central Hudson.

The average dilutive effect of CH Energy Group's stock options, performance shares and restricted shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Shares	207,160	188,177	207,160	187,931

Certain stock options can be excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock.  There were no options excluded during the three and nine months ended September 30, 2012 or 2011.

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

	September 30, 2012
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges (In Thousands)	$26,250	$$6,579

(1)	Balance included in CH Energy Group's Consolidated Balance Sheet.

Management is not aware of any existing condition that would require payment under the guarantees.

Common Stock Dividends

On October 4, 2012, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share payable November 1, 2012, to shareholders of record as of October 15, 2012.  Although this dividend was declared at the beginning of the fourth quarter, it represents the third quarter 2012 dividend declaration.

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

NOTE 2 – Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson's regulatory assets and liabilities (In Thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs	$7,277	$10,775	$8,155
Deferred unrealized losses on derivatives	5,181	19,791	12,778
PSC General and Temporary State Assessment and carrying charges	10,823	8,123	12,481
RDM and carrying charges	3,123	791	-
Residual natural gas deferred balances	4,554	4,554	4,554
Deferred debt expense on re-acquired debt	601	625	600
Deferred and accrued costs - MGP site remediation and carrying charges	4,605	4,577	4,549
Other	290	290	290
	36,454	49,526	43,407
Long-term:
Deferred pension costs	140,702	159,020	121,238
Deferred unrealized losses on derivatives	154	-	3,193
Carrying charges - pension reserve	8,278	4,986	4,055
Deferred and accrued costs - MGP site remediation and carrying charges	12,371	14,260	14,086
Deferred debt expense on re-acquired debt	4,887	5,332	5,071
Deferred Medicare Subsidy taxes	7,725	7,307	7,171
Residual natural gas deferred balances and carrying charges	6,466	9,829	10,810
Income taxes recoverable through future rates	40,067	42,997	37,716
Energy efficiency incentives	2,719	2,719	-
Deferred storm costs and carrying charges	13,282	15,416	12,838
Other	13,938	12,134	10,959
	250,589	274,000	227,137
Total Regulatory Assets	$287,043	$323,526	$270,544

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$-	$1,107	$2,008
RDM and carrying charges	-	-	3,520
Deferred unrealized gains on derivatives	711	-	-
Income taxes refundable through future rates	4,836	5,062	4,938
Deferred unbilled gas revenues	2,185	4,992	1,978
	7,732	11,161	12,444
Long-term:
Customer benefit fund	2,321	2,623	3,139
Deferred cost of removal	52,986	52,565	52,630
Rate Base impact of tax repair project and carrying charges	8,260	9,413	10,170
Excess electric depreciation reserve and carrying charges	1,586	2,678	2,653
Deferred unrealized gains on derivatives	1,120	931	-
Income taxes refundable through future rates	20,312	29,648	24,189
Deferred OPEB costs	12,139	6,988	12,038
Carrying charges - OPEB reserve	8,740	5,405	4,379
Other	9,784	5,624	13,120
	117,248	115,875	122,318
Total Regulatory Liabilities	$124,980	$127,036	$134,762

Net Regulatory Assets	$162,063	$196,490	$135,782

The significant new regulatory assets and liabilities include:

Storm Costs:  Central Hudson is authorized to request and the PSC has historically approved deferral accounting for incremental storm restoration costs which meet the following criteria: (1) the expense must be incremental to the amount provided in rates, (2) the incremental costs must be material and extraordinary in nature, and (3) the utility's earnings are below the authorized rate of return on common equity.  The balance shown for storm costs as of September 30, 2012 relates to the impacts of Tropical Storm Irene as well as a significant snow storm event in late October 2011.  These amounts are based on actual rate year results for the rate year ended June 30, 2012.  Management believes the costs deferred as of September 30, 2012 are probable of future recovery.  See Other Regulatory Matters and PSC Proceedings for further details on these storm events.

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

Other PSC Proceedings

In late August 2011, Central Hudson's service territory was affected by Tropical Storm Irene, disrupting service to approximately 180,000 customers.  On November 28, 2011, Central Hudson filed a petition with the PSC seeking to defer for future recovery with carrying charges $11.4 million of incremental electric storm restoration expense above the respective rate allowance during the twelve months ended June 30, 2012, which is the second rate year established by the PSC in its approval of a Joint Proposal in Case 09-E-0588.  These incremental costs represent the amount Central Hudson deferred on its books as of October 31, 2011 based on actual costs incurred, bills received and an estimate for bills outstanding.  The Company believes the incremental costs associated with this storm meet the PSC's criteria for deferral.  As of September 30, 2012, the deferred balance related to this storm event was $11.0 million based on final bills received.

On October 29, 2011, Central Hudson experienced an unusual fall storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represented the second extraordinary storm event that occurred within the second rate year established by the PSC in its Rate Plan adopting the terms of a Joint Proposal in Case 09-E-0588.  On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  However, because the petition requests the PSC to deviate from its prior precedents, the amount the PSC may grant could be lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company's previous requests to defer incremental storm costs.  Approximately $3.7 million, $1.1 million, $2.1 million and $0.1 million of incremental restoration expense associated with this storm was expensed in December 2011, March 2012,  June 2012 and July 2012, respectively, so that the return on common equity for the twelve months ending June 30, 2012 does not exceed the authorized rate of return of 10%.  As of September 30, 2012, the deferred balance related to this storm event was $1.6 million.

On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS Inc. ("FortisUS"), and Cascade Acquisition Sub Inc. ("Petitioners"), submitted a joint petition to the PSC for approval of the acquisition of CH Energy Group by Fortis and related transactions.  The petition describes how the acquisition of Central Hudson by Fortis will produce benefits for constituencies that include customers, employees and communities in Central Hudson's service territory as well as positive public benefits.  The petition categorizes the public benefits into three major areas: 1) FortisUS' commitments and intention to preserve and build on the existing strength of Central Hudson, 2) mitigation of any potential negative aspects of the merger consistent with the PSC's disposition of specific issues that have arisen in prior utility merger proceedings in New York State and 3) identifiable monetary benefits resulting from assignment of costs to shareholders and cost savings made possible by the merger.  The petition includes proposals and commitments that effectively mitigate any potential risks to Central Hudson's customers from foreign holding company ownership and rate increase risk.  The petitioners have quantified the economic value of the proposals in the merger to be in excess of $20 million.  Central Hudson believes the merger is in the public interest and should be approved on the basis of the proposals set forth in the petition.  See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Regulatory Matters – PSC Proceedings" for further discussion.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, including explanations for any new guidance issued in 2012 (except that which is not currently applicable) which is expected to have a material impact on CH Energy Group and its subsidiaries.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Comprehensive Income (Topic 220)	ASU No. 2011-05	Presentation of Comprehensive Income	Jun-11	Jan-12
1	Intangibles - Goodwill and Other (Topic 350)	ASU No. 2011-08	Testing Goodwill for Impairment	Sept-11	Jan-12
1	Comprehensive Income (Topic 220)	ASU No. 2011-12	Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income	Dec-11	Jan-12
1	Fair Value Measurements (Topic 820)	ASU No. 2011-04	Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS	May-11	Jan-12
2	Intangibles - Goodwill and Other (Topic 350)	ASU No. 2012-02	Amendments for Testing Indefinite-Lived Intangible Assets for Impairment	Jul-12	Sept-12
2	Balance Sheet (Topic 210)	ASU No. 2011-11	Disclosures about Offsetting Assets and Liabilities	Dec-11	Jan-13

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

In July 2012, the FASB issued ASU No. 2012-02 which was amended guidance to ASU No. 2011-08. The amendment simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.

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

In September 2012, Central Hudson filed corporate income tax returns for the year ended December 31, 2011.  With that filing, the Company included an election to adopt the provisions of Revenue Procedure 2011-43 ("Rev Proc"), which provided IRS guidance related to the repair deduction previously taken on electric transmission and distribution property. Adoption of the provisions of the Rev Proc resulted in reduced federal and state net operating income tax loss ("NOL") carryforwards. The Company believes the remaining electric repair deduction meets and complies with the requirements included in the Rev Proc. As such, tax reserves related to the electric transmission and distribution repair deductions have been reclassified to deferred tax liability accounts.

IRS guidance with respect to repairs taken on Gas Transmission and Distribution repairs is still pending. Therefore, remaining reserves related to the gas repair deduction continue to be shown as "Tax Reserve" under the Deferred Credits and Other Liabilities section of the Central Hudson Balance Sheet.

Other than the uncertain tax position related to the Company's accounting method change for gas transmission and distribution repairs, there are no other uncertain tax positions.  The following is a summary of activity related to uncertain tax positions (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$3,178	$10,934	$3,172	$11,486
Adjustments related to tax accounting method change	(1,190)	(1,266)	(1,184)	(1,818)
Balance at the end of the period	$1,988	$9,668	$1,988	$9,668

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007 - 2011
New York State	2009 - 2011

(1)   Federal tax filings for the years 2007 - 2010 are currently under audit.

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group's Consolidated Statement of Income (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to CH Energy Group	$9,057	$8,328	$25,274	$31,230
Preferred Stock dividends of Central Hudson	103	242	521	727
Preferred Stock Redemption Premium	-	-	342	-
Federal income tax	-	(524)	-	153
State income tax	(255)	17	(5)	289
Deferred federal income tax	5,818	1,927	19,136	13,998
Deferred state income tax	985	531	2,214	1,104
Income before taxes	$15,708	$10,521	$47,482	$47,501

Computed federal tax at 35% statutory rate	$5,498	$3,682	$16,619	$16,625
State income tax net of federal tax benefit	791	623	2,457	1,588
Depreciation flow-through	784	757	2,363	2,322
Cost of Removal	(600)	(458)	(1,796)	(1,373)
Merger Transaction Costs	412	-	3,400	-
Production tax credits	-	(51)	-	(149)
Federal grant	-	(2,580)	-	(2,580)
Other	(337)	(22)	(1,698)	(889)
Total income tax	$6,548	$1,951	$21,345	$15,544

Effective tax rate - federal	37.0%	13.3%	40.3%	29.8%
Effective tax rate - state	4.6%	5.2%	4.7%	2.9%
Effective tax rate - combined	41.6%	18.5%	45.0%	32.7%

Merger related transaction costs that are facilitative in nature are considered nondeductible for tax purposes. Merger related transaction costs incurred in the three and nine months ended September 30, 2012 totaling $1.0 million and $8.6 million have been determined to be facilitative and therefore nondeductible.  Additionally, the effective rate for the three and nine months ended September 30, 2011 were impacted by the tax benefit related to federal grants received.  These were the major reasons for the increase in the effective tax rate for the three and nine months ended September 30, 2012 as compared to the prior year.

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson's Statement of Income (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$12,359	$11,665	$35,763	$31,676
Federal income tax	-	133	-	348
State income tax	-	218	-	535
Deferred federal income tax	6,934	6,739	19,928	18,020
Deferred state income tax	906	763	2,919	1,955
Income before taxes	$20,199	$19,518	$58,610	$52,534

Computed federal tax at 35% statutory rate	$7,070	$6,831	$20,514	$18,387
State income tax net of federal tax benefit	906	905	2,919	2,303
Depreciation flow-through	784	757	2,363	2,322
Cost of Removal	(600)	(458)	(1,796)	(1,373)
Other	(320)	(182)	(1,153)	(781)
Total income tax	$7,840	$7,853	$22,847	$20,858

Effective tax rate - federal	34.3%	35.2%	34.0%	35.0%
Effective tax rate - state	4.5%	5.0%	5.0%	4.7%
Effective tax rate - combined	38.8%	40.2%	39.0%	39.7%

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions

During the nine months ended September 30, 2012, Griffith acquired fuel distribution companies as follows (Dollars in Thousands):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Quarter Ended	Companies	Price	Assets(1)	Goodwill	Assets
March 31, 2012	1	$275	$265	$240	$10
June 30, 2012	-	-	-	-	-
September 30, 2012	1	275	275	-	-
Total	2	$550	$540	$240	$10

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

During 2011, CHEC divested four of its renewable energy investments. The results of operations of Lyonsdale, Shirley Wind, CH-Auburn and CH-Greentree for the prior period are presented in discontinued operations in the CH Energy Group Consolidated Statement of Income.  Management has elected to include cash flows from discontinued operations of those investments with those from continuing operations in the CH Energy Group Consolidated Statement of Cash Flows.  The details of each of the sales transactions by investment are as follows (In Thousands):

	CH-Auburn	Shirley Wind	Lyonsdale	CH-Greentree
Date of Sale	9/16/2011	8/11/2011	5/1/2011	12/29/2011

Assets:
Current Assets	$174	$623	$2,099	$-
Other Assets	-	461	-	-
Property, Plant and Equipment:
Property, plant and equipment	4,667	32,564	10,670	5,500
Less: Accumulated depreciation	626	657	4,191	1,205
Total property, plant and equipment, net	4,041	31,907	6,479	4,295
Assets sold	$4,215	$32,991	$8,578	$4,295

Liabilities:
Current Liabilities	$85	$6	$322	$-
Other Liabilities	1,736	-	-	-
Liabilities sold	$1,821	$6	$322	$-

Net Assets Sold	$2,394	$32,985	$8,256	$4,295

Proceeds from these sales were used primarily for the repurchase of outstanding Common Stock of CH Energy Group.  Additionally, a portion of the proceeds from the sale of Shirley Wind were used to pay down private placement debt at CH Energy Group, which provided corporate financing for the construction of this project.

The table below provides additional detail of the financial results of the discontinued operations (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues from discontinued operations	$-	$1,112	$-	$6,654
Income from discontinued operations before tax	-	166	-	987
Gain from sale of discontinued operations	-	2,070	-	1,527
Income tax benefit from discontinued operations	-	(1,527)	-	(1,454)

Investments

The value of CHEC's investments as of September 30, 2012 is as follows  (In Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$24,500	$34,765	$59,265
Cornhusker Holdings	12% equity interest plus subordinated debt investment in an operating corn-ethanol plant	-	-	-
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	-	-
Other	Partnerships and an energy sector venture capital fund	-	2,426	2,426
		$24,500	$37,191	$61,691

These investments are not considered a part of the core business; however, management intends to retain these investments at this time.

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

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	September 30, 2012		December 31, 2011		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$36,781	$25,407	$36,517	$23,571	$35,516	$22,978
Covenants not to compete	397	181	361	134	267	123
Total Amortizable Intangibles	$37,178	$25,588	$36,878	$23,705	$35,783	$23,101

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Intangibles Amortization Expense (In Thousands)	$625	$598	$1,883	$1,792

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is as follows (In Thousands):

	2013	2014	2015	2016	2017
Estimated Amortization Expense	$2,515	$2,506	$2,251	$887	$583

NOTE 7 – Short-Term Borrowing Arrangements

CH Energy Group and Central Hudson borrowings under its committed and uncommitted short-term borrowing arrangements are as follows (In Thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
CH Energy Group Holding Company Short-term borrowings	$-	$5,000	$5,000
Central Hudson Short-term borrowings	-	1,500	-
Total CH Energy Group	$-	$6,500	$5,000
Total CH Energy Group Weighted Average Interest Rate	1.08%	0.72%	0.56%

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

Effective July 31, 2007, CH Energy Group's Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the "Repurchase Program"), which was originally authorized in 2002.  As amended, the Repurchase Program authorized the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of CH Energy Group's outstanding Common Stock, from time to time, through July 31, 2012.  As of September 30, 2012, CH Energy Group had purchased 948,676 shares under the Repurchase Program.

As part of this Repurchase Program, on August 16, 2011, CH Energy Group implemented an accelerated share repurchase program ("ASR") through which, CH Energy Group paid $30 million and received 554,017 shares.  Following the announcement of the proposed acquisition of CH Energy Group by Fortis on February 21, 2012, the agent elected to terminate the agreement.  As a result of the termination, CH Energy Group paid an additional $2.6 million to the agent in final settlement of the ASR program.  There was no change in the number of shares purchased.

Subsequent to February 21, 2012, CH Energy Group is prohibited from purchasing additional shares under the merger agreement with Fortis.  The shares repurchased prior to that date under this repurchase agreement have not been retired or cancelled, and the repurchases accordingly have been presented as an increase to treasury stock in CH Energy Group's Consolidated Balance Sheet.

Effective July 1, 2011, employer matching contributions to an eligible employee's Savings Incentive Plan ("SIP") account could be paid in either cash or in CH Energy Group Common Stock, and CH Energy Group initially chose to meet its matching obligation in Common Stock.  Since March 1, 2012, the Company has been providing cash for all of its matching obligations, except for matching contributions associated with classified employees of Central Hudson.  The classified employees will continue to receive matching contributions in CH Energy Group Common Stock.  As of September 30, 2012, 45,567 shares had been issued from treasury related to employer matching contributions, of which 26,011 shares were issued in 2012 with 3,953 shares issued during the third quarter of 2012.

On May 18, 2012, Central Hudson redeemed two of its four outstanding series of preferred stock.  Registered holders of Cumulative Preferred Stock, Series D (4.35%) received $102.00 per share plus accrued and unpaid dividends.  Registered holders of 4.96% Cumulative Preferred Stock, Series E received $101.00 per share plus accrued and unpaid dividends.  The redemption was funded from the proceeds of the sale of Medium Term Notes on March 30, 2012.  See Note 9 – "Capitalization – Long-Term Debt" for further information.  The premium paid in connection with the redemption of the preferred stock was recorded as a reduction of Retained Earnings on Central Hudson's Balance Sheet and as Premium on Preferred Stock Redemption on Central Hudson's Income Statement.

Through September 30, 2012, Central Hudson made $22.0 million of dividend payments in 2012 to parent CH Energy Group, of which $9.0 million was paid during the three months ended September 30, 2012.  Central Hudson made $33.0 million of dividend payments to parent CH Energy Group in the nine months ended September 30, 2011.

NOTE 9 – Capitalization – Long-Term Debt

On March 30, 2012, Central Hudson issued $48.0 million of its Series G registered unsecured Medium Term Notes.  The notes bear interest at the rate of 4.776% per annum on a principal amount of $48.0 million and mature on April 1, 2042.

The proceeds from the sale of the Notes were used by Central Hudson to refinance $36.0 million of its 6.64% Series D Medium Term Notes that matured on March 28, 2012, and to redeem its Cumulative Preferred Stock, Series D, with an aggregate redemption price of $6.1 million, and its 4.96% Cumulative Preferred Stock, Series E, with an aggregate redemption price of $6.1 million.  See Note 8 – "Capitalization – Common and Preferred Stock" for further information.

NYSERDA

Central Hudson's outstanding Series B NYSERDA Bonds total $33.7 million at September 30, 2012.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and therefore do not impact earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B NYSERDA Bonds, on March 28, 2012, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2014.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  The rate cap replaced an expiring rate cap with substantially similar terms. See Note 14 – "Accounting for Derivative Instruments and Hedging Activities" for fair value disclosures related to this instrument.

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

The following are the components of Central Hudson's net periodic benefit costs for its pension and OPEB plans for the three and nine months ended September 30, 2012 and 2011 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$2,741	$2,448	$639	$657
Interest cost	6,179	6,537	1,313	1,723
Expected return on plan assets	(6,770)	(6,860)	(1,597)	(1,748)
Amortization of:
Prior service cost (credit)	501	536	(1,462)	(1,467)
Transitional obligation	-	-	628	641
Recognized actuarial loss	5,788	6,523	1,451	2,227
Net Periodic Benefit Cost	$8,439	$9,184	$972	$2,033

	Pension Benefits		OPEB(1)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$8,223	$7,345	$1,927	$2,003
Interest cost	18,534	19,611	4,637	5,187
Expected return on plan assets	(20,306)	(20,580)	(5,065)	(5,170)
Amortization of:
Prior service cost (credit)	1,502	1,608	(4,394)	(4,399)
Transitional obligation	-	-	1,910	1,924
Recognized actuarial loss	17,364	19,569	6,103	7,603
Net Periodic Benefit Cost	$25,317	$27,553	$5,118	$7,148

(1)	The OPEB amounts for all periods presented reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

The balance of Central Hudson's accrued pension costs (i.e., the under-funded status) is as follows (In Thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011
Accrued pension costs	$100,520	$122,562	$77,065

These balances include the difference between the projected benefit obligation ("PBO") for pensions and the market value of the pension assets, and the liability for the non-qualified SERP.

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011
Prefunded pension costs prior to funding status adjustment	$33,447	$30,270	$39,291
Additional liability required	(133,967)	(152,832)	(116,356)
Total accrued pension costs	$(100,520)	$(122,562)	$(77,065)
Total offset to additional liability - Regulatory assets - Pension Plan	$133,967	$152,832	$116,356

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

Contributions for the nine months ended September 30, 2012 and 2011 were as follows (In Thousands):

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

Asset allocation targets in effect for the nine months ended September 30, 2012 as well as actual asset allocations as of September 30, 2012 and December 31, 2011 expressed as a percentage of the market value of the Retirement Plan's assets, are summarized in the table below:

Asset Class	September 30, 2012	Minimum	Target Average	Maximum	December 31, 2011
Equity Securities	49.6%	45%	50%	55%	35.8%
Debt Securities	48.7%	45%	50%	55%	54.4%
Other(1)	1.7%	-%	-%	-%	9.8%

(1)	Consists of temporary cash investments, as well as receivables for investments sold and interest, and payables for investments purchased, which have not settled as of that date.

The above asset allocations as of September 30, 2012 reflect the transition to a LDI strategy resulting in an asset allocation of approximately 50% equity and 50% long duration fixed income assets. The asset allocations as of December 31, 2011 were driven by the ongoing transition and were compounded by 2011 market activity.  In 2011, a reduction in interest rates made the long duration bonds held in debt securities more valuable and a decrease in stock price performance reduced the value of the pension plan's equity investments. Due to market value fluctuations, RIP assets will require rebalancing from time to time to maintain the target asset allocation.  Management is currently monitoring ongoing market activity and the impact on the pension plan asset allocations to determine if a rebalancing will be necessary.

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

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 and 2011 Plans are as follows:

Grant Date	Grant Date Fair Value	Performance Shares Granted	Performance Shares Outstanding at September 30, 2012
February 8, 2010	$38.62	48,740	43,220
February 7, 2011	$49.77	40,320	40,320
February 6, 2012	$56.15	39,440	39,440

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

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of September 30, 2012:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at September 30, 2012
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	8,625
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(1)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	5,200
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	2,000
February 7, 2011	Shares	1,500	$49.77	1/3 each year in Years 3, 4 and 5	1,500
February 7, 2011	Shares	2,230	$49.77	End of 3 years	2,230
February 6, 2012	Shares	2,170	$56.15	End of 3 years	2,170

(1)	The vesting of 405 shares was accelerated as approved by the Board of Directors.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the three and nine months ended September 30, 2012 and 2011 (In Thousands):

	CH Energy Group		Central Hudson
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Performance shares	$312	$659	$272	$546
Restricted shares and stock units	$114	$116	$65	$66
Recognized tax benefit of restricted shares and stock units	$46	$46	$26	$26

	CH Energy Group		Central Hudson
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Performance shares	$2,663	$2,213	$1,483	$1,843
Restricted shares and stock units	$341	$343	$195	$198
Recognized tax benefit of restricted shares and stock units	$137	$140	$77	$78

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

Compensation expense for restricted shares and stock options is recognized over the defined vesting periods based on the grant date fair value of the awards.  Stock option expense recognized over the three and nine months ended September 30, 2012 and 2011 was not material.

CH Energy Group compensation expense related to performance share awards increased during the nine months ended September 30, 2012 compared to the same period in 2011 primarily as a result of the increased price per share of CH Energy Group common stock.  The market price of CH Energy Group stock increased approximately $8 per share immediately following the February 21, 2012 announcement that CH Energy Group had entered into a merger agreement with Fortis.  CH Energy Group's equity-based compensation expense for the nine months ended September 30, 2012 included approximately $0.9 million attributable to the increase in stock price on outstanding performance share awards, which has been recognized at the holding company as a transaction cost resulting from the proposed acquisition of CH Energy Group by Fortis and not allocated to its subsidiaries.

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

On June 30, 2010 and September 9, 2010, Central Hudson entered into agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.  The electricity purchased under these current contracts with Entergy is estimated to represent approximately 13% of Central Hudson's full-service customer requirements on an annual basis.  For the nine months ended September 30, 2011, energy supplied under these agreements cost approximately $14.7 million.  For the nine months ended September 30, 2012, energy supplied under these agreements cost approximately $15.9 million.  These contracts meet the definition of a normal purchase and are therefore excluded from current accounting requirements related to derivatives.

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

There has been no change to this matter in 2012, however, the relevant disclosure is provided as required.  In 1999, the New York State Attorney General ("Attorney General") alleged that Central Hudson "may have constructed, and continues to operate, major modifications to the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") without obtaining certain requisite preconstruction permits."  In March 2000, the Environmental Protection Agency ("EPA") assumed responsibility for the investigation.  Central Hudson believes any permits required for these projects were obtained in a timely manner.  Central Hudson sold the Danskammer Plant to Dynegy in January 2001.  While Central Hudson could have retained liability after the sale, depending on the type of remedy, Central Hudson believes that the statutes of limitation relating to any alleged violation of air emissions rules have lapsed.

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

The New York State Department of Environmental Conservation ("DEC"), which regulates the timing and extent of remediation of MGP sites in New York State, has notified Central Hudson that it believes Central Hudson or its predecessors at one time owned and/or operated MGPs at seven sites in Central Hudson's franchise territory.  The DEC has further requested that Central Hudson investigate and, if necessary, remediate these sites under a Consent Order, Voluntary Cleanup Agreement, or Brownfield Cleanup Agreement.  The DEC has placed all seven of these sites on the New York State Environmental Site Remediation Database.  As authorized by the PSC, Central Hudson is currently permitted to defer for future recovery the differences between actual costs for MGP site investigation and remediation and the associated rate allowances, with carrying charges to be accrued on the deferred balances at the authorized pre-tax rate of return.

MGP site investigation and remediation can be divided into various stages of completion based on the milestones of activities completed and reports reviewed.  Central Hudson accrues for remediation costs based on the amounts that can be reasonably estimated at a point in time.  These stages, the types of costs accrued during various stages and the sites currently in each stage, include:
•
Investigation – Begins with preliminary investigations and is completed upon filing and approval by DEC of a Remedial Investigation ("RI") Report.  Central Hudson accrues for estimated investigation costs, Remediation Alternative Analysis ("RAA"), and Remedial Design ("RD") costs.

➢	Site #6 – Kingston (NY) – Remedial Investigation in Progress
-	The RI report is being revised to incorporate the DEC's comments with the anticipated submittal in the fourth quarter of 2012.
-	Amounts accrued represent an estimate of costs to complete the RAA and the RD.
•
Remedial Alternative Analysis – Engineering analysis of alternatives for remediation based on the RI is compiled into a RAA Report.  Upon completion of the RAA and the filing with the DEC, management accrues for an estimate of remediation costs developed and quantified in the RAA based on DEC approved methods, as well as an estimate of post-remediation operation, maintenance and monitoring costs ("OM&M").  These amounts represent a significant portion of the total costs to remediate and are subject to change based on further investigations, final remedial design and associated engineering estimates, regulatory comments and requests, remedial design changes/negotiations, and changed or unforeseen conditions during the remediation or additional requirements following the remediation. Prior to the completion of the RAA, management cannot reasonably estimate what cost, if any, will be incurred for remediation or post-remediation activities.

➢	Site #5 – North Water Street (Poughkeepsie, NY) – Remedial Alternatives Analysis in progress
-	DEC approved an Interim Remedial Measure ("IRM") associated with the southern portion of this site. The IRM activities commenced in September 2012 and are anticipated to be completed in fall of 2012.
-	Amounts accrued represent an estimate for completion of the RAA and RD as well as the estimated cost of the IRM.
•	Remedial Design - Upon approval of the RAA and final decision of remediation approach based on alternatives presented, a RD is developed and filed with the DEC for approval.
•
Remediation – Completion of the work plan as defined in the approved RD.  Upon completion, final reports are filed with the DEC for approval and may include a Construction Completion Report ("CCR"), Final Engineering Report ("FER"), or other reports required by the DEC based on the work performed.

➢	Site #4 – Catskill (NY) – Remediation in Progress
-	Remediation activities commenced in September 2012 and are anticipated to be completed in the summer of 2013.
-	Amounts accrued represent an estimate of costs to complete the RD, remediation, and OM&M.
•
Post-Remediation Monitoring – Entails the OM&M as directed by the DEC based on the approved final report of remediation.  The activities are typically defined in a Site Management Plan ("SMP"), which is approved by the DEC.  The extent of activities during this phase may increase or decrease based on the results of ongoing monitoring being performed and future potential usage of the property.

➢	Site #2 – Newburgh (NY) – Post-Remediation In Progress
-	Amounts accrued represent an estimate of costs for OM&M and execution of the draft SMP.
-
Central Hudson has recently retired and removed propane air facilities located on Area A.  Additional investigation and testing will be required, which may require additional remediation.  Management cannot currently estimate the costs that may be incurred related to this additional investigation and testing.

➢	Site #3 – Laurel Street (Poughkeepsie, NY) – Post-Remediation In Progress
-	Amounts accrued represent an estimate of costs for OM&M.
➢	Site #1 – Beacon (NY) – Post-Remediation Monitoring Complete
-	SMP submitted to DEC and release letter for the site expected.
-	No further costs expected and no amounts accrued as of September 30, 2012 related to this site.
-
If the building at this site were to be removed, further investigation and testing would be required related to the soil under the building, which may require additional remediation.  Management cannot currently estimate the costs that may be incurred related to this.

➢	Site #7 – Bayeaux Street (Poughkeepsie, NY) – No action required
-	No further investigation or remedial action is currently required. However, per the DEC this site still remains on the list for potential future investigation.

A summary of amounts accrued and spent are detailed in the chart below (In Thousands):

Site #	Liability Recorded as of 12/31/11	Amounts Spent in 2012(1)	Liability Adjustment	Liability Recorded as of 9/30/12	Current Portion of Liability at 9/30/12	Long-Term Portion of Liability at 9/30/12
1, 2, 3, 4	$14,590	$592	1,091	$15,089	$8,645	$6,444
5, 6	1,253	354	861	1,760	1,030	730
	$15,843	$946	$1,952	$16,849	$9,675	$7,174

(1)	Amounts spent in 2012 as shown above do not include legal fees of approximately $15 thousand.

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

Future remediation activities, including OM&M and related costs may vary significantly from the assumptions used in Central Hudson's current cost estimates, and these costs could have a material adverse effect (the extent of which cannot be reasonably determined) on the financial condition, results of operations and cash flows of CH Energy Group and Central Hudson if Central Hudson were unable to recover all or a substantial portion of these costs via collection in rates from customers and/or through insurance.

Central Hudson expects to recover its remediation costs from its customers.  The current components of this recovery include:
-	Current Rate Order includes cash recovery from customers of $13.6 million spread equally over the three year settlement period ending June 30, 2013;
-	As part of the 2010 Rate Order, Central Hudson maintained previously granted deferral authority and subsequent recovery for amounts spent over the rate allowance.
-
Total MGP Site Investigation and Remediation costs recovered through rates and other regulatory mechanisms from July 1, 2007 through September 30, 2012 was approximately $23.9 million, with $1.7 million and $4.1 million recovered in the three and nine months ended September 30, 2012, respectively.

-	The total spent in the three and nine months ended September 30, 2012 related to site investigation and remediation was approximately $0.5 million and $0.6 million, respectively.
-
The regulatory asset balance as of September 30, 2012 was $17.0 million, which represents the difference between amounts spent or currently accrued as a liability and the amounts recovered through rate allowance, as well as carrying charges accrued. Upon completion of investigation at sites #5 and #6, when remediation and post-remediation costs will be able to be reasonably estimated and therefore will be recorded as a liability, this regulatory asset balance will likely increase significantly.  Management projects that the investigation at these sites will likely be completed within the next two years.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for its costs.  Certain of these insurers have denied coverage.  In addition to the rate allowance amounts noted above, Central Hudson recovered approximately $2.3 million from insurance. There were no amounts recovered in the third quarter of 2012.  However, we do not expect insurance recoveries to offset a meaningful portion of total costs.

•	Little Britain Road property owned by Central Hudson

There has been no change to this site in 2012, however, the relevant disclosure is provided as required.  In 2000, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement ("VCA") whereby Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling.  Central Hudson believes that it has fulfilled its obligations under the VCA and should receive the release provided for in the VCA, but the DEC has proposed that additional groundwater work be done to address groundwater sampling results that showed the presence of certain contaminants at levels exceeding DEC criteria.  Central Hudson believes that such work is not necessary and has completed a soil vapor intrusion study showing that indoor air at the facility met Occupational Safety and Health Administration ("OSHA") and NYSDOH standards. In October 2011, DEC requested a 'non-committal' meeting with Central Hudson to discuss the site and possible next steps. A meeting date has yet to be established.

At this time Central Hudson does not have sufficient information to estimate the need for additional remediation or potential remediation costs.  Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.  Central Hudson cannot predict the outcome of this matter.

•	Eltings Corners

There has been no change to this site in 2012, however, the relevant disclosure is provided as required.  Central Hudson owns and operates a maintenance and warehouse facility.  In the course of Central Hudson's hazardous waste permit renewal process for this facility, sediment contamination was discovered within the wetland area across the street from the main property.  In cooperation with the DEC, Central Hudson continues to investigate the nature and extent of the contamination.  Additional off-site sediment and on-site groundwater sampling was performed during 2012 in accordance with a supplemental work plan approved by the DEC. It's unknown as to whether or not further investigation will be required.  Thus, the extent of the contamination as well as the timing and costs for any future remediation efforts cannot be reasonably estimated at this time.

CHEC

During the nine months ended September 30, 2012, Griffith spent $0.3 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith's reserve for environmental remediation is $1.5 million as of September 30, 2012, of which $0.5 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith's indemnification obligation is subject to a number of limitations, including a five-year limitation within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith's liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith's obligation to indemnify the purchaser for breaches of many of Griffith's representations and warranties and for certain environmental liabilities.  In 2009, the Company reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  To date, Griffith has paid approximately $1.1 million under its environmental remediation cost obligation.  In the first quarter of 2011, Griffith reduced the reserve by $0.6 million based on the completion of an environmental study.  The balance as of September 30, 2012 related to the divestiture is $0.9 million.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

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

On May 9, 2012, the parties executed a memorandum of understanding that embodies their agreement in principle on the structure of a proposed settlement. The proposed settlement, which is subject to certain conditions, including court approval following notice to a proposed settlement class consisting of all CH Energy Group shareholders during the period from February 19, 2012 through the date of the consummation of the proposed merger (the "Class"), would, among other things, dismiss all causes of action asserted in the master amended complaint and release all claims that members of the Class may have arising out of or relating in any manner to the proposed merger. Pursuant to the terms of the proposed settlement, defendants agreed to make certain disclosures to shareholders.  In the meantime, the plaintiffs and their counsel have agreed, among other things, to stay the litigation and not to initiate any proceedings (including, but not limited to, a motion for a preliminary injunction) other than those incident to effecting the settlement.

Absent court approval of the proposed settlement, the defendants intend to vigorously defend themselves against the action.

Other Matters

Asbestos Litigation

As of September 30, 2012, of the 3,335 asbestos cases brought against Central Hudson, 1,163 remain pending.  Of the cases no longer pending against Central Hudson, 2,017 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended September 30, 2012
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$148,916	$18,306	$51,848	$-	$-		$219,070
Intersegment revenues	3	1	-	-	(4)		-
Total revenues	148,919	18,307	51,848	-	(4)		219,070
Operating income (loss)	25,456	534	(2,799)	(1,074)	-		22,117
Interest and investment income	1,304	277	-	491	(478	) (1)	1,594
Interest charges	5,824	1,561	469	490	(478	) (1)	7,866
Income (Loss) before income taxes	20,916	(717)	(3,272)	(1,219)	-		15,708
Net Income (Loss) Attributable to CH Energy Group	13,287	(1,031)	(1,930)	(1,269)	-		9,057
Segment assets at September 30	1,240,553	364,728	100,668	7,658	(420)		1,713,187

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended September 30, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$149,706	$18,462	$52,587		$-		$-		$220,755
Intersegment revenues	3	139	-		-		(142)		-
Total revenues	149,709	18,601	52,587		-		(142)		220,755
Operating income (loss)	24,807	257	(3,169)		(65)		-		21,830
Interest and investment income	752	271	-		611		(597	) (1)	1,037
Interest charges	5,878	1,523	610		3,741		(597	) (1)	11,155
Income (Loss) before income taxes	20,377	(859)	(3,826)		(7,407)		-		8,285
Net Income (Loss) Attributable to CH Energy Group	12,060	(637)	(2,269	) (3)	(826	) (2)	-		8,328
Segment assets at September 30	1,211,879	364,160	98,890		29,371		(2,280)		1,702,020

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).
(2)	Includes income from discontinued operations of $3,775.
(3)	Includes loss from discontinued operations of $12.

CH Energy Group Segment Disclosure
(In Thousands)

	Nine Months Ended September 30, 2012
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$393,617	$100,276	$196,819	$-	$-		$690,712
Intersegment revenues	8	111	-	-	(119)		-
Total revenues	393,625	100,387	196,819	-	(119)		690,712
Operating income	57,952	17,257	177	(9,618)	-		65,768
Interest and investment income	4,362	835	-	1,764	(1,725	) (1)	5,236
Interest charges	17,406	4,669	1,692	1,548	(1,725	) (1)	23,590
Income (Loss) before income taxes	45,084	13,526	(1,502)	(9,626)	-		47,482
Net Income (Loss) Attributable to CH Energy Group	28,400	6,500	(886)	(8,740)	-		25,274
Segment assets at September 30	1,240,553	364,728	100,668	7,658	(420)		1,713,187

(1)
This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (Central Hudson and Griffith).

CH Energy Group Segment Disclosure
(In Thousands)

	Nine Months Ended September 30, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$418,511	$127,941	$208,342		$-		$-		$754,794
Intersegment revenues	13	344	-		-		(357)		-
Total revenues	418,524	128,285	208,342		-		(357)		754,794
Operating income	53,695	15,982	2,314		(215)		-		71,776
Interest and investment income	3,373	937	-		2,112		(2,088	) (1)	4,334
Interest charges	17,626	4,559	2,100		5,443		(2,088	) (1)	27,640
Income (Loss) before income taxes	39,916	12,618	235		(7,782)		-		44,987
Net Income Attributable to CH Energy Group	23,775	7,174	449	(3)	(168	) (2)	-		31,230
Segment assets at September 30	1,211,879	364,160	98,890		29,371		(2,280)		1,702,020

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes income from discontinued operations of $3,658.
(3)	Includes income from discontinued operations of $310.

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

On March 18, 2011, Central Hudson entered into a total return master swap agreement with Bank of America with the intent to enter into future swap contracts to exchange total returns on CH Energy Group, Inc. common stock for fixed payments to Bank of America.  The purpose was to reduce the volatility to earnings from phantom shares under CH Energy Group's Directors and Executives Deferred Compensation Plan.  Based on the terms and conditions of the swap agreement, the fair value of the swaps were designated as Level 2 within the fair value hierarchy.  Quarterly valuations were made on the last business day of the quarter, at which time a net cash settlement was recorded.  On September 28, 2012, the total return master swap agreement expired, and the final valuation resulted in an immaterial settlement. On a year to date basis, the total return swap resulted in income of $0.5 million.
Derivative activity related to Griffith's heating oil contracts is not material.

The percentage of Central Hudson's electric and gas requirements closed with fixed price forward purchases is as follows:

Central Hudson	% of Requirement Hedged (1)
Electric Derivative Contracts:
October 2012 – December 2012	33.1%
2013	14.3%
2014	14.4%
2015	7.2%
2016	7.2%
2017	7.1%
Natural Gas Derivative Contracts:
November 2012 – March 2013	31.9%

(1)  Projected coverage as of September 30, 2012.

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

To help limit the credit exposure of their derivatives, both Central Hudson and Griffith have entered into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Of the eighteen total agreements held by both companies, eleven contain credit-risk related contingent features. As of September 30, 2012, the amount that would be required to settle these instruments if the contingent features were triggered is immaterial.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On September 30, 2012, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

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

Gross Fair Value of Derivative Instruments

Derivative contracts are measured at fair value on a recurring basis.  As of September 30, 2012, December 31, 2011 and September 30, 2011, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level are as follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012
Assets:
Derivative Contracts:
Central Hudson - electric	$1,179	$-	$-	$1,179
Central Hudson - natural gas	652	652	-	-
Total Central Hudson Assets	$1,831	$652	$-	$1,179
Griffith - heating oil	$49	$49	$-	$-
Total CH Energy Group	$1,880	$701	$-	$1,179

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(5,335)	$-	$-	$(5,335)
Central Hudson - natural gas	-	-	-	-
Total CH Energy Group and Central Hudson Liabilities	$(5,335)	$-	$-	$(5,335)

As of December 31, 2011
Assets:
Derivative Contracts:
Central Hudson - electric	$931	$-	$-	$931
Central Hudson - total return swap	320	-	320	-
Total Central Hudson Assets	$1,251	$-	$320	$931

Griffith - heating oil	$29	$29	$-	$-
Total CH Energy Group Assets	$1,280	$29	$320	$931

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(17,761)	$-	$-	$(17,761)
Central Hudson - natural gas	(2,030)	(2,030)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(19,791)	$(2,030)	$-	$(17,761)

As of September 30, 2011
Assets:
Derivative Contracts:

Griffith - heating oil	$42	$42	$-	$-
Total CH Energy Group Assets	$42	$42	$-	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(14,702)	$-	$-	$(14,702)
Central Hudson - natural gas	(1,269)	(1,269)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(15,971)	$(1,269)	$-	$(14,702)

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

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at Beginning of Period	$(11,585)	$(16,515)	$(16,830)	$(23,872)
Unrealized gains	7,429	1,813	12,674	9,170
Realized losses	(4,356)	(2,564)	(19,360)	(7,734)
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales and settlements	4,356	2,564	19,360	7,734
Transfers in and/or out of Level 3	-	-	-	-
Balance at End of Period	$(4,156)	$(14,702)	$(4,156)	$(14,702)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-	$-	$-

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

For the three and nine months ended September 30, 2012 and 2011, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson derivatives on the statements of income (In Thousands):

	Amount of Gain (Loss) Recognized as Increase/(Decrease) in the Income Statement
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011	Location of Gain (Loss)
Central Hudson:
Electricity swap contracts	$(4,356)	$(2,564)	$(19,360)	$(7,734)	Regulatory asset(1)
Natural gas swap contracts	-	-	(2,406)	(1,385)	Regulatory asset(1)
Total return swap contracts	(32)	(59)	538	128	Other - net
Total Central Hudson	$(4,388)	$(2,623)	$(21,228)	$(8,991)
Griffith:
Heating oil call option contracts	$(10)	$60	$(36)	$(22)	Purchased petroleum
Total Griffith	$(10)	$60	$(36)	$(22)
Total CH Energy Group	$(4,398)	$(2,563)	$(21,264)	$(9,013)

(1)
Realized gains and losses on Central Hudson's derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

NOTE 15 – Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 – "Accounting for Derivative Instruments and Hedging Activities", CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets. The following table summarizes the amount reported at fair value related to these assets as of September 30, 2012, December 31, 2011 and September 30, 2011 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012:
Other investments	$3,579	$3,579	$-	$-
As of December 31, 2011:
Other investments	$2,605	$2,605	$-	$-
As of September 30, 2011:
Other investments	$3,870	$3,870	$-	$-

As of September 30, 2012, December 31, 2011 and September 30, 2011, a portion of the trust assets for the funding of CH Energy Group's Directors and Executives Deferred Compensation Plan were invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.  These amounts are included in the line titled "Other investments" within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.

CHEC recorded a reserve against the full balance of its $10 million note receivable from Cornhusker Holdings in the third quarter of 2010.  An impairment analysis was performed and based on this analysis, the present value of the after-tax projected cash flows indicate that there are insufficient funds to repay the subordinated debt to CHEC after payments to the senior creditors are satisfied.  This analysis used significant unobservable inputs including a discount rate and projected cash flows for the entity and as such this is a Level 3 investment.  As of September 30, 2012, management believes the fair value of this note receivable remains at zero and therefore appropriately reserved.

In the third quarter of 2011, CHEC recorded an impairment loss for the full value of its investment in CH-Community Wind.  An impairment analysis was performed and based on this analysis, the present value of the after-tax projected cash flows using a market participant's expected return, is insufficient for CHEC to recover any of its investment.  This analysis used significant unobservable inputs including a discount rate and projected cash flows for the entity and as such this is a Level 3 investment.  As of September 30, 2012, management believes the fair value of this investment remains at zero and therefore appropriately reserved.

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

Long-term Debt Maturities and Fair Value - CH Energy Group
(Dollars in Thousands)

	Fixed Rate		Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of September 30, 2012:
2012	$511	6.78%	$-	-%
2013	31,076	6.93%	-	-%
2014	21,650	5.53%	-	-%
2015	1,230	6.86%	-	-%
2016	9,315	3.36%	-	-%
Thereafter	397,032	5.29%	33,700	0.26%
Total	$460,814	5.38%	$33,700	0.26%	$494,514	5.07%

Fair Value	$548,723		$33,700		$582,423

As of December 31, 2011:
2012	$37,006	6.71%	$-	-%
2013	31,076	6.92%	-	-%
2014	21,650	5.45%	-	-%
2015	1,230	6.86%	-	-%
2016	9,315	3.39%	-	-%
Thereafter	349,032	5.23%	33,700	0.37%
Total	$449,309	5.55%	$33,700	0.37%	$483,009	5.22%

Fair Value	$504,135		$33,700		$537,835

As of September 30, 2011:
2011	$34,341	6.86%	$-	-%
2012	37,007	6.71%	-	-%
2013	31,076	6.92%	-	-%
2014	21,650	5.46%	-	-%
2015	1,230	6.86%	-	-%
Thereafter	357,835	5.28%	33,700	0.38%
Total	$483,139	5.54%	$33,700	0.38%	$516,839	5.18%

Fair Value	$540,896		$33,700		$574,596

Long-term Debt Maturities and Fair Value - Central Hudson
(Dollars in Thousands)

	Fixed Rate		Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of September 30, 2012:
2012	$-	-%	$-	-%
2013	30,000	6.93%	-	-%
2014	14,000	4.81%	-	-%
2015	-	-%	-	-%
2016	8,000	2.78%	-	-%
Thereafter	380,250	5.22%	33,700	0.26%
Total	$432,250	5.28%	$33,700	0.26%	$465,950	4.96%

Fair Value	$510,843		$33,700		$544,543

As of December 31, 2011:
2012	$36,000	6.71%	$-	-%
2013	30,000	6.93%	-	-%
2014	14,000	4.81%	-	-%
2015	-	-%	-	-%
2016	8,000	2.83%	-	-%
Thereafter	332,250	5.14%	33,700	0.37%
Total	$420,250	5.46%	$33,700	0.37%	$453,950	5.12%

Fair Value	$468,042		$33,700		$501,742

As of September 30, 2011:
2011	$33,400	-%	$-	-%
2012	36,000	6.71%	-	-%
2013	30,000	6.93%	-	-%
2014	14,000	4.81%	-	-%
2015	-	-%	-	-%
Thereafter	340,203	5.21%	33,700	0.38%
Total	$453,603	5.46%	$33,700	0.38%	$487,303	5.07%

Fair Value	$505,472		$33,700		$539,172

NOTE 16 – Subsequent Events

In addition to items disclosed in the footnotes, CH Energy Group has performed an evaluation of events subsequent to September 30, 2012 through the date the financial statements were issued and noted three additional items to disclose.

On October 4, 2012, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share payable November 1, 2012, to shareholders of record as of October 15, 2012.  Although this dividend was declared at the beginning of the fourth quarter, it represents the third quarter 2012 dividend declaration.

On October 19, 2012, CH Energy Group, Inc. entered into a Second Amended and Restated Credit Agreement with the lenders named therein and KeyBank National Association, as administrative agent.

On October 29, 2012, Central Hudson's service territory was impacted by Hurricane Sandy, and approximately 103,000 electric customers were affected.  All Central Hudson employees, as well as mutual aid and contractor crews, were deployed to expedite the restoration effort.  Given the nature and extent of this storm, Central Hudson believes the restoration effort associated with this storm meets the "extraordinary" criteria for PSC deferral.  Costs associated with the restoration effort are being tracked separately.  Based on management's estimates of total storm restoration costs and operating results for the rate year ended June 30, 2013, incremental costs determined to meet the PSC criteria for deferral accounting, as previously discussed in Note 2 - Regulatory Matters, will be deferred.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This MD&A should be read in conjunction with the third quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies' combined Annual Report on Form 10-K for the year ended December 31, 2011; and the MD&A in Part I, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the period ending March 31, 2012 and June 30, 2012.

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

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.  The only outstanding approval needed for the transaction to close is from the New York State Public Service Commission ("NYS PSC").  Fortis' strategy includes the expansion of its utility operations, which are currently concentrated in Canada, into the U.S.  CH Energy Group's mission and strategy remains unchanged as discussed in more detail below.

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

Management continues to focus on Central Hudson's electric and natural gas infrastructure as the core growth drivers of CH Energy Group.  Central Hudson's capital expenditure program is on course to achieve its targets under its three year rate plan and management anticipates earning a return approximately equal to its allowed return in 2012.  The unseasonably warm winter resulted in significantly lower volumes of petroleum products being delivered to Griffith's customers, especially its residential customers.  While not typical, the price of fuel oil products rose during the warmer than normal winter period.  Customers responded to these escalating prices by reducing their usage from what it otherwise would have been, given the actual weather experienced.

Griffith continued its focus on cost management in 2012 in an effort to moderate the impact of lower volumes as well as increased wages and the effects that higher commodity costs had on Griffith's cost of doing business. Griffith was able to increase margins in an environment of contracting customer demand for petroleum products to improve overall results.  Additionally, Griffith successfully acquired and tucked-in two business units in 2012, which are expected to be accretive in 2013.  However, the decrease in core earnings year over year coupled with the increased capital invested for acquisitions has resulted in a decline in the return on investment for Griffith.

Griffith's financial results in 2012 have been impacted by an extremely mild winter and escalating wholesale prices, which further dampened demand for its products.  Griffith has offset a portion of the resulting effect of reduced sales volume through margin management and cost management, but its return on investment has fallen for the year to date.

Business unit contributions to operating revenues and net income for the three and nine months ended September 30, 2012 and 2011 are discussed in more detail in the Results of Operations section of this Management's Discussion and Analysis.

Information Regarding the Fortis Transaction

Since the announcement of the proposed acquisition by Fortis, CH Energy Group and Fortis have been working cooperatively toward a successful closing.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.  The transaction is expected to be completed shortly after NYS PSC approval is obtained.  This is the only outstanding approval needed to close the transaction.  Management continues to believe that PSC approval will be obtained and the transaction will close during the first quarter of 2013.

EARNINGS PER SHARE AND OVERVIEW OF THIRD QUARTER AND YEAR TO DATE RESULTS
The following discussion and analyses include explanations of significant changes in revenues and expenses between the three and nine months ended September 30, 2012 and 2011 for Central Hudson's regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

CH Energy Group Consolidated

Earnings per Share (Basic)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Central Hudson - Electric	$0.89	$0.79	$0.10	$1.90	$1.54	$0.36
Central Hudson - Natural Gas	(0.07)	(0.03)	(0.04)	0.44	0.47	(0.03)
Griffith	(0.13)	(0.15)	0.02	(0.06)	0.03	(0.09)
Other Businesses and Investments	(0.08)	(0.06)	(0.02)	(0.58)	(0.01)	(0.57)
Total CH Energy Group Consolidated Earnings, as reported	$0.61	$0.55	$0.06	$1.70	$2.03	$(0.33)

Significant Events:
Central Hudson	$-	$(0.02)	$0.02	$(0.13)	$(0.15)	$0.02
Griffith	-	-	-	(0.11)	0.03	(0.14)
Other Businesses and Investments	(0.07)	(0.02)	(0.05)	(0.61)	(0.06)	(0.55)
Total Significant Events	$(0.07)	$(0.04)	$(0.03)	$(0.85)	$(0.18)	$(0.67)

CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP):
Central Hudson	$0.82	$0.78	$0.04	$2.47	$2.16	$0.31
Griffith	(0.13)	(0.15)	0.02	0.05	-	0.05
Other Businesses and Investments	(0.01)	(0.04)	0.03	0.03	0.05	(0.02)
Total CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP)	$0.68	$0.59	$0.09	$2.55	$2.21	$0.34

Details by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Central Hudson - Electric	$0.89	$0.79	$0.10	$1.90	$1.54	$0.36
Central Hudson - Natural Gas	(0.07)	(0.03)	(0.04)	0.44	0.47	(0.03)
Total Central Hudson Earnings	$0.82	$0.76	$0.06	$2.34	$2.01	$0.33

Significant Events:
Storm deferral adjustment	$-	$-	$-	$(0.13)	$(0.03)	$(0.10)
Higher weather related restoration costs(1)	-	(0.02)	0.02	-	(0.12)	0.12
Central Hudson Adjusted Earnings Per Share	$0.82	$0.78	$0.04	$2.47	$2.16	$0.31

			Change			Change
Delivery revenue			$0.14			$0.35
Higher property and other taxes			(0.04)			(0.08)
Higher depreciation			(0.04)			(0.10)
Higher maintenance costs for capital projects			-			(0.07)
(Higher) Lower trimming costs			(0.02)			0.11
Share accretion			-			0.08
Other			-			0.02
			$0.04			$0.31

(1)
Amount represents incremental costs incurred for weather related service restoration, including costs for outside contractor assistance in restoration efforts and higher than average internal expenses (such as overtime and materials), which did not meet the PSC criteria for deferral and therefore have not been deferred for future recovery from customers.

Earnings from Central Hudson's electric and natural gas operations increased in both the three and nine months ended September 30, 2012 compared to the same periods in 2011.  In December 2011 and during the first half of 2012, Central Hudson reduced its deferred storm costs associated with the significant snow storm event in late October 2011 ("SnowFall") by $0.03 and $0.13, respectively.  After adjusting Central Hudson's earnings per share for these deferral adjustments and other incremental weather related restoration costs experienced in 2011, earnings were $0.04 per share higher in the third quarter, and $0.31 per share higher in the first nine months, year over year.  Both periods were favorably impacted by higher delivery revenues resulting primarily from the delivery rate increase that went into effect in July 2011 and was needed to address the cost of capital, as we continued to make significant investments in our system, as well as higher operating expenses.  The nine month period was also favorably impacted by lower tree trimming costs and share accretion compared to the same period in 2011.  The lower trimming cost was due to the acceleration of trimming in the first half of 2011 to take advantage of crew availability and favorable contract pricing.  Favorable share accretion on a year-to-date basis is attributable to CH Energy Group's repurchase of nearly $49 million of common stock during 2011.

Griffith

Earnings per Share (Basic)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Griffith - Fuel Distribution Earnings	$(0.13)	$(0.15)	$0.02	$(0.06)	$0.03	$(0.09)

Significant Events:
Weather impact on sales	$-	$-	$-	$(0.11)	$0.01	$(0.12)
Discontinued operations	-	-	-	-	0.02	(0.02)
Griffith Adjusted Earnings Per Share	$(0.13)	$(0.15)	$0.02	$0.05	$-	$0.05

			Change			Change
Weather-normalized sales (including conservation)			$(0.02)			$(0.05)
Gross margin on petroleum sales			0.01			0.04
Operating expenses			0.02			0.04
Other			0.01			0.02
			$0.02			$0.05

Griffith's earnings increased $0.02 per share in the three months ended September 30, 2012 compared to the same period in 2011 primarily due to margins and effective cost management.

For the nine months ended September 30, 2012, compared to the same period in 2011, Griffith's earnings were $0.09 lower primarily due to lower volumes resulting from the unusually warm winter season in 2012 compared to the colder than normal winter season in 2011.  In addition, Griffith's 2011 earnings benefited from reducing the environmental reserve associated with the 2009 divestiture.  Excluding the impact of these items, Griffith's weather-normalized core earnings through September were $0.05 higher than the same period last year.  This increase reflects higher margins and effective cost management as well as lower weather-normalized sales volumes.  The lower core volumes were primarily due to customer conservation in response to high commodity prices.

Other Businesses and Investments

Earnings per Share (Basic)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Other Businesses & Investments Earnings	$(0.08)	$(0.06)	$(0.02)	$(0.58)	$(0.01)	$(0.57)

Significant Events:
Renewable Investments:
Operations	$-	$(0.05)	$0.05	$-	$(0.09)	$0.09
Gain on sales	-	0.12	(0.12)	-	0.12	(0.12)
Federal tax grant benefit in 2011	-	0.17	(0.17)	-	0.17	(0.17)
Payment for early retirement of debt following 2011 divestiture	-	(0.12)	0.12	-	(0.12)	0.12
Wind investment impairment in 2011	-	(0.14)	0.14	-	(0.14)	0.14
Merger related costs	(0.07)	-	(0.07)	(0.61)	-	(0.61)
Other Businesses and Investments Adjusted Earnings Per Share	$(0.01)	$(0.04)	$0.03	$0.03	$0.05	$(0.02)

			Change			Change
Lower net interest income			$-			$(0.03)
Other			0.03			0.01
			$0.03			$(0.02)

The earnings of CH Energy Group (the holding company) and CHEC's partnerships and other investments decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to the costs associated with the Fortis acquisition, which reduced earnings by $0.07 and $0.61 per share, respectively.  Excluding the significant events listed above, core earnings increased during the three months and decreased during the nine months ended September 30, 2012 compared to the prior periods.  The core earnings increase noted in the third quarter of 2012 compared to the prior period was primarily driven by business development internal labor costs incurred in the third quarter of 2011.  The core earnings decrease noted on a year to date basis was largely due to lower net interest income.

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues (net of divestitures) and net income for the three and nine months ended September 30, 2012 and 2011 are illustrated below (Dollars in Thousands):

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
Business Unit	Operating Revenues		Net Income (Loss) Attributable to CH Energy Group		Operating Revenues		Net Income (Loss) Attributable to CH Energy Group
Electric(1)	$148,916	68%	$13,287	146%	$149,706	68%	$12,060	144%
Gas(1)	18,306	8	(1,031)	(11)	18,462	8	(637)	(8)
Total Central Hudson	167,222	76	12,256	135	168,168	76	11,423	136
Griffith(1)(2)	51,848	24	(1,930)	(21)	52,587	24	(2,269)	(27)
Other Businesses and Investments(3)	-	-	(1,269)	(14)	-	-	(826)	(9)
Total CH Energy Group	$219,070	100%	$9,057	100%	$220,755	100%	$8,328	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 3rd Quarter 2012: 26% cost recovery revenues + 42% other revenues = 68%
Electric 3rd Quarter 2011: 28% cost recovery revenues + 40% other revenues = 68%
Natural gas 3rd Quarter 2012: 3% cost recovery revenues + 5% other revenues = 8%
Natural gas 3rd Quarter 2011: 3% cost recovery revenues + 5% other revenues = 8%
Griffith 3rd Quarter 2012: 20% commodity costs + 4% other revenues = 24%
Griffith 3rd Quarter 2011: 20% commodity costs + 4% other revenues = 24%
(2)	Net loss for Griffith for the three months ended September 30, 2011 includes a loss from discontinued operations of $12.
(3)	Net loss for Other Businesses and Investments for the three months ended September 30, 2011 includes income from discontinued operations of $3,775.

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
Business Unit	Operating Revenues		Net Income (Loss) Attributable to CH Energy Group		Operating Revenues		Net Income (Loss) Attributable to CH Energy Group
Electric(1)	$393,617	57%	$28,400	112%	$418,511	55%	$23,775	77%
Gas(1)	100,276	15	6,500	26	127,941	17	7,174	23
Total Central Hudson	493,893	72	34,900	138	546,452	72	30,949	100
Griffith(1)(2)	196,819	28	(886)	(4)	208,342	28	449	1
Other Businesses and Investments(3)	-	-	(8,740)	(34)	-	-	(168)	(1)
Total CH Energy Group	$690,712	100%	$25,274	100%	$754,794	100%	$31,230	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric YTD 2012: 20% cost recovery revenues + 37% other revenues = 57%
Electric YTD 2011: 22% cost recovery revenues + 33% other revenues = 55%
Natural gas YTD 2012: 5% cost recovery revenues + 10% other revenues = 15%
Natural gas YTD 2011: 8% cost recovery revenues + 9% other revenues = 17%
Griffith YTD 2012: 23% commodity costs + 5% other revenues = 28%
Griffith YTD 2011: 22% commodity costs + 6% other revenues = 28%
(2)	Net income for Griffith for the nine months ended September 30, 2011 includes net income from discontinued operations of $310.
(3)	Net loss for Other Businesses and Investments for the nine months ended September 30, 2011 includes a loss from discontinued operations of $3,658.

Central Hudson

The following discussion and analysis includes explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the three and nine months ended September 30, 2012 and 2011 for Central Hudson's regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended September 30,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$167,222	$168,168	$(946)	(0.6)%

Operating Expenses:
Purchased electricity, fuel and natural gas	63,050	67,071	(4,021)	(6.0)
Depreciation and amortization	9,466	8,909	557	6.3
Other operating expenses	68,716	67,124	1,592	2.4
Total Operating Expenses	141,232	143,104	(1,872)	(1.3)
Operating Income	25,990	25,064	926	3.7
Other Income, net	1,594	1,855	(261)	(14.1)
Interest Charges	7,385	7,401	(16)	(0.2)
Income before income taxes	20,199	19,518	681	3.5
Income Taxes	7,840	7,853	(13)	(0.2)
Net income	$12,359	$11,665	$694	5.9%

	Nine Months Ended September 30,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$493,893	$546,452	$(52,559)	(9.6)%

Operating Expenses:
Purchased electricity, fuel and natural gas	177,577	232,222	(54,645)	(23.5)
Depreciation and amortization	28,336	26,790	1,546	5.8
Other operating expenses	212,771	217,763	(4,992)	(2.3)
Total Operating Expenses	418,684	476,775	(58,091)	(12.2)
Operating Income	75,209	69,677	5,532	7.9
Other Income, net	5,476	5,042	434	8.6
Interest Charges	22,075	22,185	(110)	(0.5)
Income before income taxes	58,610	52,534	6,076	11.6
Income Taxes	22,847	20,858	1,989	9.5
Net income	$35,763	$31,676	$4,087	12.9%

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three and nine months ended September 30, 2012 compared to the same period in 2011.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Central Hudson's delivery rate structure include revenue decoupling mechanisms ("RDMs") which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson's customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on Central Hudson's earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	September 30,		Variation in		September 30,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	590	575	15	3%	549	538	11	2%
Commercial	539	541	(2)	(0)	531	524	7	1
Industrial and other	296	299	(3)	(1)	294	298	(4)	(1)
Total Deliveries	1,425	1,415	10	1%	1,374	1,360	14	1%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Nine Months Ended				Nine Months Ended
	September 30,		Variation in		September 30,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	1,572	1,656	(84)	(5)%	1,584	1,602	(18)	(1)%
Commercial	1,473	1,515	(42)	(3)	1,467	1,492	(25)	(2)
Industrial and other	828	840	(12)	(1)	825	837	(12)	(1)
Total Deliveries	3,873	4,011	(138)	(3)%	3,876	3,931	(55)	(1)%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	September 30,		Variation in		September 30,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	302	312	(10)	(3)%	328	351	(23)	(7)%
Commercial	503	494	9	2	511	522	(11)	(2)
Industrial and other	24	49	(25)	(51)	25	51	(26)	(51)
Total Deliveries	829	855	(26)	(3)%	864	924	(60)	(6)%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Nine Months Ended				Nine Months Ended
	September 30,		Variation in		September 30,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	3,401	4,357	(956)	(22)%	4,236	4,326	(90)	(2)%
Commercial	3,751	4,582	(831)	(18)	4,449	4,571	(122)	(3)
Industrial and other	226	342	(116)	(34)	275	341	(66)	(19)
Total Deliveries	7,378	9,281	(1,903)	(21)%	8,960	9,238	(278)	(3)%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Electric deliveries to residential customers increased during the three months ended September 30, 2012 as compared to the prior period primarily due to an increase in sales per customer.

Natural gas deliveries to residential and commercial customers decreased during the three months ended September 30, 2012 when compared to the same period in 2011 due to a decrease in sales per customer, partially offset by cooler weather experienced in September of 2012 as compared to 2011.

For the nine months ended September 30, 2012, the year-over-year variance in electric and natural gas deliveries to residential and commercial customers was driven primarily by the unfavorable impacts of the warmer than normal winter season in the beginning of 2012 compared to the colder than normal winter season in 2011.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$56,404	$59,609	$(3,205)	$136,623	$165,548	$(28,925)
Sales to others for resale	773	1,125	(352)	2,977	3,249	(272)
Other revenues with matching offsets	22,283	22,315	(32)	62,581	64,799	(2,218)
Subtotal	79,460	83,049	(3,589)	202,181	233,596	(31,415)

Revenues Impacting Earnings:
Customer sales	66,164	62,536	3,628	178,187	175,923	2,264
RDM and other regulatory mechanisms	703	1,340	(637)	6,451	1,462	4,989
Pole attachments and other rents	1,109	1,231	(122)	3,403	3,136	267
Finance charges	772	843	(71)	2,244	2,557	(313)
Other revenues	708	707	1	1,151	1,837	(686)
Subtotal	69,456	66,657	2,799	191,436	184,915	6,521

Total Electric Revenues	$148,916	$149,706	$(790)	$393,617	$418,511	$(24,894)

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$1,971	$3,106	$(1,135)	$23,927	$48,574	$(24,647)
Sales to others for resale	3,921	3,290	631	14,344	15,106	(762)
Other revenues with matching offsets	2,338	2,223	115	14,185	17,032	(2,847)
Subtotal	8,230	8,619	(389)	52,456	80,712	(28,256)

Revenues Impacting Earnings:
Customer sales	8,765	8,636	129	40,586	46,015	(5,429)
RDM and other regulatory mechanisms	500	569	(69)	4,178	(1,538)	5,716
Interruptible profits	617	687	(70)	1,903	1,981	(78)
Finance charges	193	228	(35)	701	923	(222)
Other revenues	1	(277)	278	452	(152)	604
Subtotal	10,076	9,843	233	47,820	47,229	591

Total Natural Gas Revenues	$18,306	$18,462	$(156)	$100,276	$127,941	$(27,665)

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

Electric revenues decreased during the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to lower energy cost adjustment revenues and a decrease in regulatory RDMs.  The decrease in the energy cost adjustment revenues was primarily due to lower purchased volumes and lower wholesale prices, but was partially offset by an increase in revenues for the recovery of previously deferred purchased costs.  The decrease in electric revenues was partially reduced by increased revenues from customer sales due to both higher delivery rates and an increase in residential delivery volumes.

Electric revenues decreased during the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to a decrease in energy cost adjustment revenues and other revenues with matching offsets. These decreases were offset by an increase in RDMs and an increase in customer sales driven primarily by higher delivery rates partially offset by lower delivery volumes. The decrease in energy cost adjustment revenues resulted from lower wholesale prices and lower revenues required to be recovered for previously deferred purchased electric costs, which were only partially offset by an increase in volume.

Natural gas revenues decreased in the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to lower energy cost adjustment revenues, which was partially reduced by an increase in sales to others for resale and customer sales.  The decrease in energy cost adjustment revenues was driven by lower commodity prices and only partially offset by an increase in volumes.  The increase in customer sales was due to an increase in delivery rates compared to the prior year.

Natural gas revenues decreased in the nine months ended September 30, 2012 as compared to the same period in 2011, due to a decrease in energy cost adjustment revenues, revenues with matching offsets and customer sales. These decreases were only partially offset by an increase in RDMs. The decrease in energy cost adjustment revenues in the nine months ended September 30, 2012 resulted from lower commodity prices and lower revenues required to be recovered for previously deferred purchased natural gas costs, as well as a decrease in volumes driven by the warmer than normal winter weather in the first quarter of 2012.

Other revenues with matching offsets in both electric and natural gas were relatively unchanged during the three months ended September 30, 2012 as compared to the prior period and decreased during the nine months ended September 30, 2012 as compared to 2011. This decrease was primarily due to a decrease in the costs related to NYS energy efficiency programs, the NYS Temporary State Assessment and decreased pension costs.

Changes in RDMs result from a difference in actual delivery revenues as compared to the levels provided in PSC approved rates for each period.

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

Total utility operating expenses decreased 1% and 12% in the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  The following summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$57,177	$60,734	$(3,557)	$139,600	$168,797	$(29,197)
Purchased natural gas	5,892	6,396	(504)	38,271	63,680	(25,409)
Temporary State Assessment	4,797	4,744	53	15,039	16,014	(975)
Pension	4,751	5,699	(948)	17,406	20,195	(2,789)
OPEB	1,604	1,581	23	5,102	5,059	43
NYS energy programs	7,266	7,038	228	19,729	21,998	(2,269)
MGP site remediations	1,146	1,120	26	3,454	3,393	61
Other matched expenses	5,057	4,356	701	16,036	15,172	864
Subtotal	87,690	91,668	(3,978)	254,637	314,308	(59,671)

Other Expense Variations:
Tree trimming	2,725	2,316	409	9,928	12,816	(2,888)
Other distribution maintenance	2,282	1,942	340	7,269	5,401	1,868
Property and school taxes(2)	9,524	8,769	755	28,461	26,226	2,235
Weather related service restoration	3,020	3,250	(230)	7,097	9,425	(2,328)
Depreciation	9,466	8,909	557	28,336	26,790	1,546
Uncollectible expense	1,169	1,730	(561)	4,500	5,076	(576)
Purchased natural gas incentive arrangements	(19)	(59)	40	(294)	(255)	(39)
Other expenses	25,375	24,579	796	78,750	76,988	1,762
Subtotal	53,542	51,436	2,106	164,047	162,467	1,580
Total Operating Expenses	$141,232	$143,104	$(1,872)	$418,684	$476,775	$(58,091)

(1)	Includes expenses that, in accordance with the 2010 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	In accordance with the 2010 Rate Order, Central Hudson is authorized to defer 90% of any difference between actual property tax expense and the amounts provided in rates for each Rate Year.

In addition to the required adjustment to match revenues collected from customers, the decrease in purchased electricity and purchased natural gas for the three and nine months ended September 30, 2012 compared to the same periods in the prior year was driven primarily by lower wholesale prices.  Variations in volumes and revenues collected for the recovery of previously deferred purchased electric and gas costs also impacted year-over-year variations as discussed under the previous Revenues subcaption.

Variations in costs associated with NYS energy programs, Pension and other matched expenses were due to a change in the level of expenses recorded, with a corresponding change in revenues, resulting from the change in the amounts included in delivery rates as authorized in the 2010 Rate Order.  The costs associated with the Temporary State Assessment are adjusted to match revenues collected from customers over the applicable period.  Variations in the Temporary State Assessment year over year primarily relate to variations in delivery volumes to which the collection rate is applied.

Weather related service restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  Central Hudson recorded a $1.1 million reversal in March 2012, $2.1 million reversal in June 2012 and $0.1 million in July 2012 of deferred storm costs associated with the October 2011 SnowFall event so that the return on common equity for the twelve months ending June 30, 2012 would not exceed the authorized rate of return of 10%.  Absent these adjustments, weather related storm restoration costs decreased for both the three and nine months ended September 30, 2012 as compared to the same periods in 2011.  In 2011, a severe ice storm affecting portions of the electric service territory, as well as weather related gas emergencies as a result of other severe weather experienced early in 2011, resulted in higher than normal storm restoration costs, however, these events did not individually meet the PSC criteria for deferral accounting and therefore, the incremental costs were not deferred.

Expenses associated with tree-trimming decreased during the nine months ended September 30, 2012 as compared to 2011 primarily as a result of accelerated trimming performed in the first half of 2011 to take advantage of crew availability, as well as favorable trimming conditions and pricing.

The increase in other distribution maintenance during the nine months ended September 30, 2012 as compared to 2011 primarily related to the expense component of capital distribution improvement projects.  Favorable weather conditions in 2012 have resulted in a higher number of capital projects and as a result, an increase in the amount of expense associated with these projects.

Other Income

Other income and deductions for Central Hudson for the three months ended September 30, 2012, decreased $0.3 million, compared to the same period in 2011, primarily due to losses on Central Hudson's deferred compensation plan assets and a reduction in regulatory carrying charges on balances due from customers.

Other income and deductions for Central Hudson for the nine months ended September 30, 2012, increased $0.4 million, compared to the same period in 2011, primarily due to an increase in regulatory carrying charges from customers related to the deferred storm costs and the reserve balance for pension costs.

Interest Charges

Central Hudson's interest charges were relatively unchanged during the three months ended September 30, 2012 compared to the same period in 2011 and decreased $0.1 million for the nine months ended September 30, 2012 compared to the same period in 2011.

The year-over-year variation was the result of several factors.  Central Hudson effectively reduced interest charges by refinancing its 1999 Series A NYSERDA Bonds bearing interest at 5.45% and the 2002 Series D Medium Term Notes bearing interest at 6.64% with Series G Medium Term Notes bearing an average interest rate of 4.37%.  Lower interest rates were partially offset by an overall higher outstanding debt balance during the three and nine months ended September 30, 2012 as compared to the prior periods as a result of an additional $12.0 million borrowed during 2012 to fund the redemption of two of Central Hudson's outstanding series of preferred stock.  Net increases in carrying charges due to customers was primarily due to an increase in the underlying reserve balance for OPEB costs, which was partially offset by a decrease in the net regulatory electric liability set aside for customer benefit.

Income Taxes

Income taxes for Central Hudson were relatively unchanged for the three months ended September 30, 2012 and increased $2.0 million for the nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to the change in pre-tax book income.

CH Energy Group

In addition to the impacts on Central Hudson discussed above, CH Energy Group's sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended September 30,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$219,070	$220,755	$(1,685)	(0.8)%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	105,980	110,635	(4,655)	(4.2)
Depreciation and amortization	10,626	10,064	562	5.6
Merger related costs	1,037	-	1,037	100.0
Other operating expenses	79,310	78,226	1,084	1.4
Total Operating Expenses	196,953	198,925	(1,972)	(1.0)
Operating Income	22,117	21,830	287	1.3
Other Income (Deductions), net	1,457	(2,390)	3,847	161.0
Interest Charges	7,866	11,155	(3,289)	(29.5)
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	15,708	8,285	7,423	89.6
Income Taxes	6,548	3,478	3,070	88.3
Net income from continuing operations	9,160	4,807	4,353	90.6
Net income from discontinued operations, net of tax	-	3,763	(3,763)	(100.0)
Dividends declared on Preferred Stock of subsidiary	103	242	(139)	(57.4)
Preferred Stock Redemption Premium	-	-	-	-
Net income attributable to CH Energy Group	$9,057	$8,328	$729	8.8%

	Nine Months Ended September 30,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$690,712	$754,794	$(64,082)	(8.5)%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	336,236	399,780	(63,544)	(15.9)
Depreciation and amortization	31,793	30,250	1,543	5.1
Merger related costs	9,499	-	9,499	100.0
Other operating expenses	247,416	252,988	(5,572)	(2.2)
Total Operating Expenses	624,944	683,018	(58,074)	(8.5)
Operating Income	65,768	71,776	(6,008)	(8.4)
Other Income (Deductions), net	5,304	851	4,453	523.3
Interest Charges	23,590	27,640	(4,050)	(14.7)
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	47,482	44,987	2,495	5.5
Income Taxes	21,345	16,998	4,347	25.6
Net income from continuing operations	26,137	27,989	(1,852)	(6.6)
Net income from discontinued operations, net of tax	-	3,968	(3,968)	(100.0)
Dividends declared on Preferred Stock of subsidiary	521	727	(206)	(28.3)
Preferred Stock Redemption Premium	342	-	342	100.0
Net income attributable to CH Energy Group	$25,274	$31,230	$(5,956)	(19.1)%

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions, changes in our customer base and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended September 30,		Increase / (Decrease) in		Three Months Ended September 30,		Increase / (Decrease) in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Heating Oil:
Base company volume(2)	1,277	2,406	(1,129)	(47)%	1,442	2,389	(947)	(40)%
Acquisitions volume	38	22	16	73	43	18	25	139
Total Heating Oil	1,315	2,428	(1,113)	(46)	1,485	2,407	(922)	(38)

Motor Fuels:
Base company volume(2)	11,829	10,953	876	8	11,829	10,953	876	8
Acquisitions volume	812	802	10	1	812	802	10	1
Total Motor Fuels	12,641	11,755	886	8	12,641	11,755	886	8

Propane and Other:
Base company volume(2)	79	100	(21)	(21)	90	99	(9)	(9)
Total Propane and Other	79	100	(21)	(21)	90	99	(9)	(9)

Total:
Base company volume(2)	13,185	13,459	(274)	(2)	13,361	13,441	(80)	(1)
Acquisitions volume	850	824	26	3	855	820	35	4
Total	14,035	14,283	(248)	(2)%	14,216	14,261	(45)	-%

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company" excludes any impact from acquisitions made by Griffith in 2012 and 2011.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Nine Months Ended September 30,		Increase / (Decrease) in		Nine Months Ended September 30,		Increase / (Decrease) in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Heating Oil:
Base company volume(2)	15,288	21,517	(6,229)	(29)%	19,753	21,506	(1,753)	(8)%
Acquisitions volume	471	170	301	177	611	167	444	266
Total Heating Oil	15,759	21,687	(5,928)	(27)	20,364	21,673	(1,309)	(6)

Motor Fuels:
Base company volume(2)	32,650	32,121	529	2	32,650	32,121	529	2
Acquisitions volume	2,237	2,170	67	3	2,237	2,170	67	3
Total Motor Fuels	34,887	34,291	596	2	34,887	34,291	596	2

Propane and Other:
Base company volume(2)	508	734	(226)	(31)	635	734	(99)	(13)
Total Propane and Other	508	734	(226)	(31)	635	734	(99)	(13)

Total:
Base company volume(2)	48,446	54,372	(5,926)	(11)	53,038	54,361	(1,323)	(2)
Acquisitions volume	2,708	2,340	368	16	2,848	2,337	511	22
Total	51,154	56,712	(5,558)	(10)%	55,886	56,698	(812)	(1)%

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company" excludes any impact from acquisitions made by Griffith in 2012 and 2011.

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil:
Base company	9%	10%	17%	17%	30%	35%	38%	38%
Acquisitions	-%	-%	-%	-%	1%	1%	-%	-%
Motor Fuels:
Base company	84%	83%	77%	77%	64%	59%	57%	57%
Acquisitions	6%	6%	5%	5%	4%	4%	4%	4%
Propane and Other:
Base company	1%	1%	1%	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Sales of petroleum products decreased 2% in the three months ended September 30, 2012 compared to the same period in 2011 due primarily to the cumulative impact of unusually warmer than normal weather, as measured by heating degree days.

Sales of petroleum products decreased 10% in the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to weather that was 26% warmer in the nine months ended September 30, 2012, compared to the same period in 2011, as measured by heating degree days. Additionally, volume decreased due to customer conservation in response to higher oil prices as well as due to customer attrition.

Gross Profit

A breakdown of Griffith's gross profit by product and service line for the three and nine months ended September 30, 2012 and 2011 are illustrated below (Dollars in Thousands):

	Three Months Ended September 30,
Product and Service Line	2012		2011
Heating oil - Base company	$823	11%	$1,221	16%
Heating oil - Acquisitions	16	-	12	-
Motor fuels - Base company	2,799	37	2,653	36
Motor fuels - Acquisitions	265	3	201	3
Propane and Other - Base company	53	1	78	1
Service and installations - Base company	3,184	42	3,088	41
Service and installations - Acquisitions	140	2	-	-
Other - Base company	283	4	222	3
Total	$7,563	100%	$7,475	100%

	Nine Months Ended September 30,
Product and Service Line	2012		2011
Heating oil - Base Company	$13,943	41%	$16,879	46%
Heating oil - Acquisitions	337	1	87	-
Motor fuels - Base Company	7,807	23	7,762	21
Motor fuels - Acquisitions	696	2	571	2
Propane and Other - Base Company	679	2	953	3
Service and installations - Base Company	9,369	28	9,289	26
Service and installations - Acquisitions	338	1	2	-
Other - Base Company	829	2	802	2
Total	$33,998	100%	$36,345	100%

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		Increase /	September 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenues:
Heating oil(1)	$4,680	$8,560	$(3,880)	$60,861	$78,186	$(17,325)
Heating oil - Acquisitions	136	77	59	1,834	575	1,259
Motor Fuels(1)	39,163	36,132	3,031	108,997	105,083	3,914
Motor Fuels - Acquisitions	2,742	2,624	118	7,548	7,192	356
Other(1)	447	558	(111)	3,699	3,576	123
Service Revenues(1)	4,488	4,635	(147)	13,372	13,728	(356)
Service Revenues - Acquisitions	192	1	191	508	2	506
Total	$51,848	$52,587	$(739)	$196,819	$208,342	$(11,523)

(1)	These line items exclude the impact of acquisitions made by Griffith in 2012 and 2011 for the analysis which compares the three and nine months ended September 30, 2012 to 2011.
Note: The above chart reflects revenues net of weather hedging contracts.

Revenues, net of the effect of weather hedging contracts, decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011, due primarily to a decline in sales volume which was partially offset by an increase in wholesale prices.

Operating Expenses

For the three months ended September 30, 2012, operating expenses decreased $1.1 million, or 2%, from $55.8 million in 2011 to $54.7 million in 2012.  The cost of petroleum products decreased $0.6 million, or 1%, due to lower volume. Other operating costs decreased $0.5 million for the three months ended September 30, 2012, due primarily to a decrease in operating expenses related to reduced volumes and a reduction in uncollectible accounts.

For the nine months ended September 30, 2012, operating expenses decreased $9.4 million, or 5%, from $206 million in 2011 to $196.6 million in 2012.  The cost of petroleum products decreased $9.0 million, or 5%, primarily due to lower volume.

Other Businesses and Investments

All revenue and operating expenses of Lyonsdale, Shirley Wind, CH-Auburn and CH-Greentree during the three and nine months ended September 30, 2011 are included in the discontinued operations section in the Consolidated Financial Statements of CH Energy Group as a result of the divestitures during 2011.

Operating expenses of other businesses and investments increased $1.0 million and $9.5 million during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 as a result of costs incurred related to the agreement and plan of merger entered into with Fortis.  These costs relate to professional services of approximately $1.0 million and $8.6 million for the three and nine months ended September 30, 2012 and the impact of the increase in CH Energy Group's stock price immediately following the announcement of the proposed acquisition by Fortis on the outstanding performance share awards under CH Energy Group's equity-based compensation plans of $0.9 million, which has been recognized at the holding company as a merger-related transaction cost and not allocated to its subsidiaries.  The equity based compensation expense recognized at the holding company for the three months ended September 30, 2012 was not material.

Other income and deductions for the balance of CH Energy Group, primarily the holding company and CHEC's investments in partnerships and other investments (other than Griffith) increased by approximately $6.9 million and $7.0 million for the three and nine months ended September 30, 2012 compared to the same periods in the prior year.   The increase for both the three and nine month periods was the result of a $3.6 million wind investment impairment charge in the third quarter of 2011 and a prepayment penalty of $3.0 million incurred following the sale of Shirley Wind when CH Energy Group Holding Company paid down $20 million of its 2009 Series A private placement debt in 2011.  Additional increase for the three and nine month periods was the result of a decrease in business development costs in 2012 as compared to the prior year.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group increased $3.1 million and $4.3 million for three and nine months ended September 30, 2012 compared to the same periods in 2011.  This increase was primarily due to costs incurred by CH Energy Group related to the proposed acquisition of CH Energy Group by Fortis.  Acquisition costs incurred to date of $8.6 million relating to professional fees are being treated as non-deductible for tax purposes, which resulted in higher tax expense as well as higher Federal and NY State effective tax rates for the three and nine months ended September 30, 2012.  Additionally, tax expense and the effective tax rates for the three and nine months ended September 30, 2011 were impacted by the tax benefit related to federal grants received.

CAPITAL RESOURCES AND LIQUIDITY

The growth of CH Energy Group's retained earnings in the nine months ended September 30, 2012, contributed to the increase in the book value per share of its Common Stock from $33.72 at December 31, 2011, to $34.23 at September 30, 2012.  Common equity comprised 50.4% of total capital (including short-term debt) at September 30, 2012, an increase from 49.6% at December 31, 2011.  Book value per share at September 30, 2011 was $33.31 and the common equity ratio was 47.7%.

Cash Flow Summary - CH Energy Group and Central Hudson

Changes in CH Energy Group's and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Thousands):

	CH Energy Group		Central Hudson
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Cash Provided By/(Used In):
Operating Activities	$112,576	$94,788	$105,554	$97,067
Investing Activities	(84,492)	(10,054)	(82,850)	(61,139)
Financing Activities	(36,366)	(57,340)	(25,066)	(974)
Net change for the period	(8,282)	27,394	(2,362)	34,954
Balance at beginning of period	15,281	29,420	2,521	9,622
Balance at end of period	$6,999	$56,814	$159	$44,576

For the nine months ended September 30, 2012, Central Hudson's and CH Energy Group's working capital needs were provided by cash from operations and supplemented with short-term financing as needed.  Capital expenditures in both periods were funded primarily with excess cash from operations and long-term financing.  In 2011, proceeds from the sale of CHEC's investments in renewable energy and the related receipt of federal grants were used to repurchase CH Energy Group Common Stock and to repay debt at CH Energy Group Holding Company.  Additional discussions regarding cash flow from operating, investing and financing activities for each period are provided below.

Cash provided by sales, including the collection of previously deferred electric and natural gas costs, exceeded the period's expenses and working capital needs in the first nine months of 2012 and 2011 for both Central Hudson and CH Energy Group.  In 2012, the warmer winter weather in the first quarter combined with lower wholesale prices compared to the first nine months of 2011 resulted in lower working capital needs for both Central Hudson and Griffith.  Contributions to Central Hudson's pension and OPEB plans significantly impacted both years' cash with $31.8 million in the first nine months of 2012 and $33.7 million in the first nine months of 2011.  CH Energy Group's net cash provided by operating activities was also negatively impacted during the nine months ended September 30, 2012 due to merger related transaction costs paid.

Central Hudson's net cash used in investing activities was primarily for investments in Central Hudson's electric and natural gas transmission and distribution systems.  The warmer weather in 2012 enabled Central Hudson to make a significant investment in its infrastructure with increased capital projects compared to the prior period.  Proceeds from the sale of CHEC investments in renewable energy, including Lyonsdale, Shirley Wind and CH-Auburn, and proceeds from the receipt of federal grants, reduced by additional investments in Shirley Wind and acquisitions made by Griffith in 2011, impacted net cash used in investing activities of CH Energy Group for the nine months ended September 30, 2011.

In 2012, Central Hudson issued $48.0 million of long-term debt which was used to refinance $36.0 million of maturing debt and to fund the redemption of two of its series of Cumulative Preferred Stock for an aggregate redemption price of approximately $12.2 million.  Short-term borrowings in 2011 were used for supplemental working capital needs and other corporate uses.  In 2012, cash on hand on September 28, 2012 was used to pay down short-term borrowings.  During the first nine months of 2012 and 2011, $22.0 million and $33.0 million in dividends were paid by Central Hudson to CH Energy Group, respectively.  Also in 2012, CH Energy Group paid final settlement costs associated with the Accelerated Share Repurchase program of $3.0 million compared to $30.0 million paid for the repurchases of CH Energy Group Common Stock paid in the first nine months of 2011.

Capitalization – Issuance of Treasury Stock

Effective July 1, 2011, employer matching contributions to an eligible employee's Savings Incentive Plan ("SIP") account could be paid in either cash or in CH Energy Group Common Stock, and CH Energy Group chose to meet its matching obligation in Common Stock.  Since March 1, 2012, the Company has been providing cash for all of its matching obligations, except for matching associated with classified employees of Central Hudson.  The classified employees will continue to receive matching in CH Energy Group Common Stock.  As of September 30, 2012, 45,567 shares had been issued from treasury related to the employer matching contribution, of which 3,953 had been issued during the third quarter of 2012.

For information regarding equity compensation and the purchase of treasury shares, see Note 11 - "Equity Based Compensation" of this Quarterly Report on Form 10-Q.

Contractual Obligations

Other contractual obligations and commitments of CH Energy Group are disclosed in Note 12 – "Commitments and Contingencies" of this Quarterly Report on Form 10-Q under the caption "Electric Purchase Commitments."

Central Hudson determines the amount it will contribute to its pension plan (the "Retirement Plan") based on several factors, including the value of plan assets relative to plan liabilities, the discount rate, expected return on plan assets, legislative requirements, regulatory considerations and available corporate resources.  The amount of the Retirement Plan's liabilities is affected by the discount rate used to determine benefit obligations and the accrual of additional benefits.  Funding for the Retirement Plan totaled $28.0 million and $32.0 million for the nine months ended September 30, 2012 and 2011, respectively. No additional funding of the plan is expected for the remainder of 2012.

During the nine months ended September 30, 2012 and 2011 there were $3.3 million and $1.2 million in employer contributions for OPEB plans, respectively.  The determination of future funding depends on a number of factors, including the discount rate, expected return on plan assets, medical claims assumptions used, benefit changes, regulatory considerations and corporate resources. No further funding is expected for the remainder of 2012.

Management has transitioned to an investment strategy with 50% long duration fixed income assets that is intended to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets with liabilities.  Management cannot currently predict what impact future financial market volatility may have on the funded status of the plan or future funding decisions.

Under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers these costs through customer rates with differences between actual cost and rate allowances deferred for future recovery from or return to customers.  Based on the current policy, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

During the three and nine months ended September 30, 2012, CH Energy Group incurred costs of $1.0 million and $9.5 million, respectively, related to the agreement and plan of merger under which CH Energy Group agreed to be acquired by Fortis. CH Energy Group estimates additional merger-related costs of approximately $17 million in connection with the closing of the merger transaction.  Costs to be incurred in connection with the closing will include New York State tax on the sale consideration, additional expense to be recognized associated with the accelerated vesting of equity based compensation and success fees immediately prior to the closing of the acquisition by Fortis as defined in the merger agreement.

Merger-related transaction costs that are facilitative in nature are considered nondeductible for tax purposes. Merger-related transaction costs incurred in the three and nine months ended September 30, 2012 totaling $1.0 million and $8.6 million have been determined to be facilitative and therefore nondeductible.

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

At September 30, 2012, CH Energy Group maintained a $150 million credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association as the participating banks. On October 19, 2012, CH Energy Group amended and restated the credit facility, extending the term to October 19, 2015 and reducing the maximum amount that can be borrowed to $100 million. The reduction in the borrowing amount reflects CH Energy Group's projected liquidity needs in accordance with its current business strategy, which no longer includes business development of renewable energy projects.  If the participating lenders are unable to fulfill their commitments under this facility, funding may not be available as needed.

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

For additional information related to CH Energy Group's and Central Hudson's financing program, please see Note 7 – "Short-term Borrowing Arrangements," Note 8 – "Capitalization – Common and Preferred Stock" and Note 9 – "Capitalization – Long-term Debt" to the Financial Statements of the Corporations' 10-K Annual Report.

NYSERDA

Central Hudson's outstanding Series B NYSERDA Bonds total $33.7 million at September 30, 2012.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and do not have any impact on earnings.

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

Potential Impacts:  If the PSC approves any amount less than the $11.4 million reflected in the petition, Central Hudson's expenses would increase by the unapproved amount during the quarter in which the PSC's order is received.  No prediction can be made regarding the final outcome of this matter.

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferral of October 29, 2011 SnowFall Costs
(Case 12-M-0204)

Background:  On October 29, 2011, Central Hudson experienced an unusual winter storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represented the second extraordinary storm event that occurred within the second rate year established by the PSC in its Rate Plan adopting the terms of a Joint Proposal in Case 09-E-0588.  On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  However, because the petition requests the PSC to deviate from its prior precedents, the amount the PSC may grant could be lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company's previous requests to defer incremental storm costs.  Approximately $3.7 million, $1.1 million and $2.1 million of incremental restoration expense associated with this storm was expensed in December 2011, March 2012 and June 2012, respectively, so that the return on common equity for the twelve months ending June 30, 2012 did not exceed the authorized rate of return of 10%.

Potential Impacts:  Depending on the amount approved by the PSC, Central Hudson's expenses could be impacted as follows:
-	Any amount approved in excess of $1.7 million would reduce Central Hudson's expenses.
-	If the PSC approves less than $1.7 million, Central Hudson's expenses would increase by the difference between the amount approved and $1.7 million.

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
Final Order:  On September 14, 2012, the PSC issued its Order Authorizing Issuance of Securities for Central Hudson in this proceeding.  The Order grants the authorization requested for $175 million of committed credit; grants the authorization requested, with conditions, for $250 million of long-term debt; and revokes the authorization granted in the prior financing order, avoiding the overlap in orders (the prior financing order covered a period ending December 31, 2012 and the new order is effective immediately).

Impacts on Financing Needs:  The PSC's order provides Central Hudson with the ability to meet its working capital, construction financing and maturing debt needs.

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

•	On June 29, 2012, the ALJ issued a Ruling on Schedule and Procedure establishing the following schedule:
-	Staff and Intervenor Initial Filings: August 31, 2012
-	Reply Filings, all parties: September 21, 2012
-	Statements of Material Issues of Fact Requiring Hearing: October 5, 2012
•	On July 9, 2012 PSC Trial Staff filed a Motion for Reconsideration of Ruling on Schedule and Procedure.
•	On July 10, 2012 Multiple Intervenors submitted a letter supporting Staff.
•	On July 18, 2012 Public Utility Law Project submitted a letter supporting Staff.
•	On July 24, 2012 Petitioners filed an Opposition to Staff Motion for Reconsideration.
•	On July 31, 2012, the ALJ issued a Ruling on Motion for Consideration adopting a revised schedule for the proceeding as follows:
-	Initial filings were submitted by Staff, Multiple Intervenors, PULP, the NYS Utility Intervention Unit, IBEW, Empire State Development, Dutchess County and the Town and Village of Athens.
-	Reply Filings, all parties: November 2, 2012
-	Statements of Material Issues of Fact: November 16, 2012
-	Evidentiary hearings (if necessary): December 10, 2012
•	On October 12, 2012, the PSC's Staff and other interested parties filed testimony and comments regarding the proposed acquisition.
•	On November 5, 2012, the PSC Trial Staff filed Supplemental Testimony and Exhibits to correct errors related to their calculation of a Public Benefit Adjustment.
•	The ALJs adopted further revisions to the schedule for the proceeding as follows:
-	Reply Comments and Rebuttal Testimonies, all parties: November 27, 2012
-	Statements of Material Issues of Fact Requiring Hearing: December 4, 2012.
-	Evidentiary hearings (if necessary).

Potential Impacts:  Central Hudson believes the merger is in the public interest and should be approved on the basis of the proposals set forth in the petition. No prediction can be made regarding the outcome of the matter at this time.

Other PSC Proceedings

During the third quarter of 2012, there has been no significant activity related to the following proceedings:

•	Advanced Metering Infrastructure
•	The American Recovery and Reinvestment Act of 2009
•	Management Audit
•	SIR Proceeding
•	Energy Efficiency Portfolio Standard and State Energy Planning

OTHER MATTERS

Changes in Accounting Standards

See Note 1 – "Summary of Significant Accounting Policies" and Note 3 – "New Accounting Guidance" for discussion of relevant changes, which discussion is incorporated by reference herein.

Off-Balance Sheet Arrangements

CH Energy Group and Central Hudson do not have any off-balance sheet arrangements.

Climate

While it is possible that some form of global climate change program will be adopted at the federal level in the next term of Congress, it is too early to determine what impact such program will have on CH Energy Group.  It should be noted, however, that the Company's calculated CO2 emission levels are relatively small, mainly because the Company does not generate electricity in significant quantities and the electricity it does generate is primarily from zero emission hydroelectric plants.  Therefore, federally mandated greenhouse gas reductions or limits on CO2 emissions are not expected to have a material impact on the Company's financial position or results of operations.  However, the Company can make no prediction as to the outcome of this matter.  If the cost of CO2 emissions causes purchased electricity and natural gas costs to rise, such increases are expected to be collected through automatic adjustment clauses.  If sales are depressed by higher costs through price elasticity, the RDMs are expected to prevent an earnings impact on the Company.

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

Additional Information about the Fortis Transaction and Where to Find It

In connection with the proposed acquisition of CH Energy Group by Fortis, CH Energy Group filed a definitive proxy statement with the SEC on May 9, 2012, and has filed other relevant materials with the SEC as well.  Investors and stockholders of CH Energy Group are urged to read the proxy statement and other relevant materials filed with the SEC because they contain important information about the proposed acquisition and related matters.  Investors and stock stockholders may obtain a free copy of the proxy statement and other documents filed by CH Energy Group, at the SEC's Web site, www.sec.gov.  These documents can also be obtained by investors and stockholders free of charge from CH Energy Group at CH Energy Group's website at www.chenergygroup.com, or by contacting CH Energy Group's Shareholder Relations Department at (845) 486-5204.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A of the Corporations' 10-K Annual Report for a discussion of market risk.  The practices employed by CH Energy Group and Central Hudson to mitigate these risks - which were discussed in the Corporations' 10-K Annual Report - continue to operate effectively.  For related discussion on this activity, see, in the Financial Statements of the Corporations' 10-K Annual Report, Note 14 – "Accounting for Derivative Instruments and Hedging Activities" and Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the sub-caption "Capital Resources and Liquidity," and Note 9 – "Capitalization - Long-Term Debt" and Item 2 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the sub-caption "Financing Program" of this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

For information about developments regarding certain legal proceedings, see Item 3 ("Legal Proceedings") of the Corporations' 10-K Annual Report, and Note 12 – "Commitments and Contingencies" of that 10-K and/or Note 12 – "Commitments and Contingencies" of this Quarterly Report on Form 10-Q.

ITEM 1A – Risk Factors

RISKS RELATED TO THE PROPOSED ACQUISITION BY FORTIS INC.

We May Be Unable to Satisfy the Conditions or Obtain the Approvals Required to Complete the Proposed Acquisition

While the proposed acquisition has been approved by CH Energy Group shareholders, the Federal Energy Regulatory Commission and the Committee on Foreign Investment in the United States, the approval of the PSC has not yet been obtained.  The PSC may not approve the acquisition or may seek to impose conditions on the completion of the transaction, which could cause the conditions to the acquisition to not be satisfied or which could delay or increase the cost of the transaction.

The Proposed Acquisition May Not Be Completed, Which May Have an Adverse Effect on Our Share Price

Failure to complete the acquisition or an unanticipated delay in doing so could negatively affect our share price.

Termination of the Proposed Acquisition Could Result in CH Energy Group Being Required to Pay Termination Fees to Fortis

CH Energy Group will be obligated to reimburse up to $4 million of FortisUS' expenses if (i) FortisUS or CH Energy Group terminates the merger agreement because the acquisition has not been completed by the outside date or FortisUS terminates the merger agreement based on a breach of the merger agreement by CH Energy Group, and (ii) a competing proposal has been made or publicly disclosed and not withdrawn prior to the termination of the merger agreement or applicable breach.  In addition, if within twelve months after such termination, a definitive agreement providing for an acquisition transaction is entered into, or an acquisition transaction is consummated by CH Energy Group with, the person who made the acquisition proposal prior to such termination or applicable breach or with any other third party making an acquisition proposal within three months following such termination, CH Energy Group will be obligated to pay FortisUS a termination fee of $19.7 million (less any expense reimbursement previously paid).  In no event will more than one termination fee be payable.

For a discussion identifying additional risk factors that could cause actual results to differ materially from those anticipated, see the discussion under "Item 1A – Risk Factors" of the Corporations' 10-K Annual Report.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended September 30, 2012:

		Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2012		-	$-		-	1,051,324
August 1-31, 2012	1	-	$-		-
September 1-30, 2012		-	$-		-
Total		-	$-	1	-

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
Kimberly J. Wright
Controller

Dated: November 9, 2012

EXHIBIT INDEX
Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Quarterly Report on Form 10-Q:
Exhibit No. (Regulation S-K Item 601 Designation)	Exhibit Description

10.1	Amendment No. 1 dated as of September 25, 2012 to Credit Agreement dated as of October 19, 2011 among Central Hudson, the lenders named therein and JP Morgan Chase Bank, N.A., as administrative agent.

10.2
Second Amended and Restated Credit Agreement dated as of October 19, 2012 among CH Energy Group, Inc., the lenders named therein and KeyBank National Association, as administrative agent.  (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on October 24, 2012; Exhibit 10.1)

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