Form 10-K
period 2012-12-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2013-02-25
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
CH Energy Group, Inc. Common Stock, $0.10 par value	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of February 1, 2013, was $972,139,350 based upon the price at which CH Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of CH Energy Group held by non-affiliates as of June 30, 2012, the last business day of CH Energy Group's most recently completed second fiscal quarter, was $981,479,282 computed by reference to the price at which CH Energy Group's Common Stock was last traded on that date, as reported on the New York Stock Exchange listing of composite transactions.

The aggregate market value of the voting and non-voting common equity of Central Hudson held by non-affiliates as of June 30, 2012 was zero.

The number of shares outstanding of CH Energy Group's Common Stock, as of February 1, 2013, was 14,955,990.

The number of shares outstanding of Central Hudson's Common Stock, as of February 1, 2013, was 16,862,087.  All such shares are owned by CH Energy Group.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms used herein.

CH Energy Group Companies and Investments
CHEC	Central Hudson Enterprises Corporation (the parent company of Griffith Energy Services, Inc. (not regulated by the PSC) and wholly owned subsidiary of CH Energy Group)
Griffith	Griffith Energy Services, Inc. (a wholly owned subsidiary of CHEC)
Lyonsdale	Lyonsdale Biomass, LLC (a former wholly owned subsidiary of CHEC)
CH-Auburn	CH-Auburn Energy, LLC (a former wholly owned subsidiary of CHEC)
CH-Greentree	CH-Greentree, LLC (a former wholly owned subsidiary of CHEC)
CH Shirley Wind	CH Shirley Wind, LLC (a former wholly owned subsidiary of CHEC which owned 90% controlling interest in Shirley Delaware, which owned 100% interest in Shirley Wind)
Shirley Delaware	Shirley Wind (Delaware), LLC (100% owner of Shirley Wind)
Shirley Wind	Shirley Wind, LLC (a 20 megawatt wind project)
Cornhusker Holdings	Cornhusker Energy Lexington Holdings, LLC (a former CHEC investment)

Regulators
NYS	New York State
PSC	NYS Public Service Commission
FERC	Federal Energy Regulatory Commission
DEC	NYS Department of Environmental Conservation

(i)

Terms Related to Business Operations Used By CH Energy Group
1993 PSC Policy	PSC's 1993 Statement of Policy regarding pension and other post-employment benefits
2009 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on June 22, 2009
2010 Rate Order	Order Establishing Rate Plan issued by the PSC to Central Hudson on June 18, 2010
Dth	Decatherms
Distributed Generation	An electrical generating facility located at a customer's point of delivery which may be connected in parallel operation to the utility system
kWh	Kilowatt-hour(s)
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MW / MWh	Megawatt(s) / Megawatt-hour(s)
OPEB	Other Post-Employment Benefits
RDMs	Revenue Decoupling Mechanisms
Retirement Plan	Central Hudson's Non-Contributory Defined Benefit Retirement Income Plan
ROE	Return on Equity
ROW	Right-of-Way
Settlement Agreement	Amended and Restated Settlement Agreement dated January 2, 1998, and thereafter amended, among Central Hudson, PSC Staff, and Certain Other Parties
Temporary State Assessment	New York State Temporary State Energy and Utility Service Conservation Assessment required to be collected from April 4, 2009 to March 31, 2014

Other
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EITF	FASB Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934
GAAP	Accounting Principles Generally Accepted in the United States of America
NYISO	New York Independent System Operator
NYSERDA	New York State Energy Research and Development Authority
Registrants	CH Energy Group and Central Hudson

(ii)

(iii)

PART I

FILING FORMAT

This 10-K Annual Report for the fiscal year ended December 31, 2012, is a combined report being filed by two different Registrants: CH Energy Group and Central Hudson.  Any references in this 10-K Annual Report to CH Energy Group include all subsidiaries of CH Energy Group, including Central Hudson, except where the context clearly indicates otherwise.  Central Hudson makes no representation as to the information contained in this 10-K Annual Report in relation to CH Energy Group and its subsidiaries other than Central Hudson.  When this 10-K Annual Report is incorporated by reference into any filing with the SEC made by Central Hudson, the portions of this 10-K Annual Report that relate to CH Energy Group and its subsidiaries, other than Central Hudson, are not incorporated by reference therein.

CH Energy Group's wholly owned subsidiaries include Central Hudson and CHEC.  For additional information, see the sub-caption "CHEC and Its Subsidiaries and Investments" in Item 1 - "Business" under the caption "Subsidiaries of CH Energy Group."

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

Additional Information about the Fortis Transaction and Where to Find It

In connection with the proposed acquisition of CH Energy Group by Fortis, CH Energy Group filed a definitive proxy statement with the SEC on May 9, 2012, and has filed other relevant materials with the SEC as well.  Investors and stockholders of CH Energy Group are urged to read the proxy statement and other relevant materials filed with the SEC because they contain important information about the proposed acquisition and related matters.  Investors and stockholders may obtain a free copy of the proxy statement and other documents filed by CH Energy Group, at the SEC's Web site, www.sec.gov.  These documents can also be obtained by investors and stockholders free of charge from CH Energy Group at CH Energy Group's website at www.chenergygroup.com, or by contacting CH Energy Group's Shareholder Relations Department at (845) 486-5204.

ITEM 1 - Business

CORPORATE STRUCTURE

CH Energy Group is the holding company parent corporation of two principal, wholly owned subsidiaries, Central Hudson and CHEC.  Central Hudson is a regulated electric and natural gas subsidiary.  CHEC, the parent company of CH Energy Group's unregulated businesses and investments, has one wholly owned subsidiary, Griffith Energy Services, Inc. ("Griffith").  CHEC also has ownership interests in certain subsidiaries that are less than 100% owned.  For more information, see sub-caption "Other Subsidiaries and Investments" under caption "CHEC and Its Subsidiaries and Investments." For information concerning revenues, certain expenses, earnings per share, and information regarding assets of Central Hudson's regulated electric and regulated natural gas segments and of Griffith, see Note 13 - "Segments and Related Information."

HOLDING COMPANY REGULATION

CH Energy Group is a "holding company" under Public Utility Holding Company Act of 2005 ("PUHCA 2005") because of its ownership interests in Central Hudson and CHEC.  CH Energy Group, however, is exempt from regulation as a holding company under PUHCA 2005, because it derives substantially all of its public utility company revenues from business conducted within a single state, the State of New York.  At the present time, CH Energy Group cannot predict whether and when its circumstances may change such that it no longer qualifies for exemption from PUHCA 2005.

SUBSIDIARIES OF CH ENERGY GROUP

Central Hudson

Central Hudson is a New York State natural gas and electric corporation formed in 1926.  Central Hudson purchases, sells at wholesale and retail, and distributes electricity and natural gas at retail in portions of New York State.  Central Hudson also generates a small portion of its electricity requirements.

Central Hudson serves a territory comprising approximately 2,600 square miles in the Hudson Valley, with a population estimated at 681,000.  Electric service is available throughout the territory, and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York, and in certain outlying and intervening territories.  The number of Central Hudson employees at December 31, 2012, was 869.

Central Hudson's territory reflects a diversified economy, including manufacturing industries, governmental agencies, public and private institutions, wholesale and retail trade operations, research firms, farms and resorts.

Seasonality and Other Weather Impacts

Central Hudson's delivery revenues have historically varied seasonally in response to weather.  Sales of electricity are highest during the summer months, primarily due to the use of air-conditioning and other cooling equipment.  Sales of natural gas are highest during the winter months, primarily due to space heating usage.  Central Hudson's rates are developed based on forecasts of annual sales volumes.  Effective July 1, 2009 and continuing in the 2010 Rate Order through June 30, 2013, Central Hudson's delivery rate structure includes RDMs, which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson's customers.  As a result, fluctuations in actual sales volumes as a result of weather or other factors as compared to those forecasted in rate proceedings no longer have a significant impact on earnings.  However, variations between actual expenses incurred due to storm activity and the amount set in rates may impact Central Hudson's earnings.  Central Hudson has the ability to request regulatory recovery of significant incremental costs incurred if certain criteria are met as defined by the PSC and, as such, any adverse impact on earnings for higher storm expenses should be limited to non-material amounts, as long as the other criteria for deferral accounting are met.

Competition

Central Hudson is a regulated utility with a legal obligation to deliver electricity and natural gas within its PSC-approved franchise territory.  Central Hudson has no direct competitors in its electricity distribution business; indirect competitors include distributed generation systems, including net metered systems.  Central Hudson's natural gas business competes with other fuels, especially fuel oil and propane.  The competitive marketplace continues to develop for electric and natural gas supply markets, and Central Hudson's electric and natural gas customers may purchase energy and related services from other providers.  Central Hudson's rate making structure neutralizes any earnings impact of customers' decisions to purchase electricity and natural gas from other providers.

Regulation

Central Hudson is subject to regulation by the PSC regarding, among other things, services rendered (including the rates charged), major transmission facility siting, accounting treatment of certain items, and issuance of securities.  For certain restrictions imposed by the Settlement Agreement, see Note 2 - "Regulatory Matters."

Certain activities of Central Hudson, including accounting and the acquisition and disposition of property, are subject to regulation by FERC under the Federal Power Act.

Central Hudson is not subject to the provisions of the Natural Gas Act.  Central Hudson's hydroelectric facilities are not required to be licensed under the Federal Power Act but are regulated by the DEC.

Central Hudson is subject to regulation by the North American Electric Reliability Corporation regarding its ownership, operation and use of a bulk power system.

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

Since July 2009, Central Hudson's rates have included RDMs which are intended to minimize the earnings impact resulting from reduced energy consumption as energy efficiency programs are implemented by breaking the link between energy sales and utility revenues and profits.  Central Hudson's RDMs allow the Company to recognize electric delivery revenues and gas sales per customer at the levels approved in rates for most of Central Hudson's electric and gas customer classes.

Central Hudson's retail electricity rate structure consists of various service classifications covering delivery service and full service (which includes electricity supply) for residential, commercial, and industrial customers.  Retail rates for delivery and supply are shown separately on retail bills to allow customers to see the costs associated with their commodity supply, and thus facilitate retail competition.  During 2012, the average price of electricity for full service customers was 14.85 cents per kWh as compared to an average of 14.48 cents per kWh in 2011.  The PSC has authorized Central Hudson to recover the costs of the electric commodity from customers, without earning a profit on the commodity costs.  The average delivery price in 2012 was 6.24 cents per kWh and 5.60 cents per kWh in 2011.  The increase in delivery price was primarily due to the implementation of new rates as part of the 2010 Rate Order.  The average delivery prices in 2012 and 2011 also include a surcharge resulting from the Electric RDM.

Central Hudson's retail natural gas rate structure consists of various service classifications covering transport, retail access service, and full service (which includes natural gas supply) for residential, commercial, and industrial customers.  During 2012, the average price of natural gas for full-service customers was $13.81 per Mcf as compared to an average of $15.50 per Mcf in 2011.  The PSC has authorized Central Hudson to recover the costs of the gas commodity from customers, without earning a profit on the commodity costs.  The average delivery price for natural gas for retail and full service in 2012 was $7.52 per Mcf and $6.94 per Mcf in 2011.  The increase in delivery price was primarily due to the implementation of new rates as part of the 2010 Rate Order and the result of fixed revenue spread over lower sales due to milder weather conditions.  The average delivery price in 2012 includes a refund resulting from the Gas RDM, whereas the average delivery price in 2011 includes a surcharge resulting from the Gas RDM.

For further information regarding the terms of the 2009 Rate Order and 2010 Rate Order under which Central Hudson operated during the current reporting period, see Note 2 - "Regulatory Matters" under the caption "2009 and 2010 Rate Orders."

Cost Adjustment Clauses and RDMs:  For information regarding Central Hudson's electric and natural gas cost adjustment clauses and RDMs, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Rates, Revenues and Cost Adjustment Clauses."

Capital Expenditures and Financing
For estimates of future capital expenditures for Central Hudson, see the sub-caption "Anticipated Sources and Uses of Cash" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the caption "Capital Resources and Liquidity."
Central Hudson's Certificate of Incorporation and its various debt instruments do not contain any limitations upon the issuance of authorized, but unissued, Preferred Stock or unsecured short-term debt.

Central Hudson has in place certain credit facilities with financial covenants that limit the amount of indebtedness Central Hudson may incur.  Additionally, Central Hudson's ability to issue debt securities is limited by authority granted by the PSC.  Central Hudson believes these limitations will not impair its ability to issue any or all of the debt described under the sub-caption "Financing Program" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the caption "Capital Resources and Liquidity."

Purchased Power and Generation Costs

For the year ended December 31, 2012, the sources and related costs of purchased electricity and electric generation for Central Hudson were as follows (In Thousands):

Sources of Energy	Aggregate Percentage of Energy Requirements	Costs in 2012
Purchased Electricity	98.0%	$172,499
Hydroelectric and Other	2.0	15
Deferred Electricity Cost		3,207
Total	100.0%	$175,721

Research and Development

Central Hudson is engaged in the conduct and support of research and development ("R&D") activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy.  Central Hudson's R&D expenditures were $4.0 million in 2012, $2.1 million in 2011 and $3.1 million in 2010.  These expenditures were for internal research programs and for contributions to research administered by New York State Energy Research and Development Authority ("NYSERDA"), the Electric Power Research Institute, and other industry organizations.  The decrease in total R&D expenditures in 2011 as compared to the other periods presented is a result of a PSC Order to cease the collection from customers and payment to NYSERDA of certain energy efficiency research funds in 2011.  There was no impact on earnings related to this change and the collections and payments resumed in 2012.  R&D expenditures are provided for in Central Hudson's rates charged to customers for electric and natural gas delivery service, with any differences between R&D expense and the rate allowances deferred for future recovery from or return to customers.

Other Central Hudson Matters

Labor Relations:  Central Hudson has an agreement with Local 320 of the International Brotherhood of Electrical Workers for its 526 unionized employees, representing construction and maintenance employees, customer service representatives, service workers, and clerical employees (excluding persons in managerial, professional, or supervisory positions).  This agreement became effective on May 1, 2011, and remains effective through April 30, 2016.

CHEC and Its Subsidiaries and Investments

CHEC, a New York corporation, is a wholly owned subsidiary of CH Energy Group.  CHEC's wholly owned subsidiary is Griffith.  For further discussion of certain energy-related projects within other subsidiaries and investments, see Note 5 - "Acquisitions, Divestitures and Investments."

Griffith

Griffith is an energy services company engaged in fuel distribution, including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment.  The number of Griffith employees at December 31, 2012 was 366.

Seasonality

A substantial portion of CHEC's revenues vary seasonally, as Griffith's fuel oil deliveries are directly related to use for space heating and are highest during the winter months.  Griffith entered into a weather swap for the period beginning November 1, 2012 through March 31, 2013. The hedge is designed to minimize the impact on earnings of variations from normal temperatures on the sale of products and services whose use is weather sensitive. These products and services include the sale of heating oil, propane, HVAC equipment, and billable service on HVAC equipment. In prior years, Griffith had entered into weather collars which reduced, but did not eliminate, the impact of weather on earnings.  Management believes that the weather swap will more effectively mitigate the impact of weather on earnings volatility.

Competition

Griffith participates in a competitive fuel distribution industry that is subject to different risks than those found in the businesses of the regulated utility, Central Hudson.  Griffith faces competition from other fuel distribution companies and from companies supplying other sources for heating, such as electricity, natural gas, propane and heat pumps.  For a discussion of Griffith's operating revenues and operating income, see the caption "Results of Operations" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report.

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

The principal environmental areas relevant to these companies (air, water and industrial and hazardous wastes, other) are described below. Unless otherwise noted, all required permits and certifications have been obtained by the applicable company. Management believes that each company was in material compliance with these permits and certifications during 2012, except as noted in Note 12 – "Commitments and Contingencies" under the caption "Environmental Matters" of this 10-K Annual Report.

Air Quality

The Clean Air Act Amendments of 1990 address attainment and maintenance of national air quality standards and impact Central Hudson electric generating facilities in South Cairo and Coxsackie, NY.  See Note 12 − "Commitments and Contingencies" under the caption "Environmental Matters" regarding the investigation by the EPA into the compliance of a former major Central Hudson generating asset.

Water Quality

The Clean Water Act established the basic framework for federal and state regulation of water pollution control and requires facilities that discharge waste or storm water into the waters of the United States to obtain permits. Central Hudson and Griffith have permits regulating pollutant discharges for relevant locations.

Industrial & Hazardous Substances and Wastes

Central Hudson and Griffith are subject to federal, state and local laws and regulations relating to the use, handling, storage, treatment, transportation, and disposal of industrial, hazardous, and toxic wastes. Currently, there are no permit or certification requirements for Griffith. See Note 12 − "Commitments and Contingencies" under the caption "Environmental Matters" for additional discussion regarding, among other things, Central Hudson's former MGP facilities and Little Britain Road.

Environmental Expenditures

2012 actual and 2013 estimated expenditures attributable in whole or in substantial part to environmental considerations are detailed in the table below (In Millions):

	2012	2013
Central Hudson	$4.1	$7.3
Griffith	$0.4	$0.5

The increase in 2013 estimated expenditures relates to MGP remediation activities at the Catskill site, which commenced in September 2012.  For further discussion of these activities, see Note 12 – "Commitments and Contingencies" under caption "Former Manufactured Gas Plant Facilities".

Central Hudson and Griffith are also subject to regulation with respect to other environmental matters, such as noise levels, protection of vegetation and wildlife, and limitations on land use, and are in compliance with regulations in these areas.

Regarding environmental matters, except as described in Note 12 - "Commitments and Contingencies" under the caption "Environmental Matters," neither CH Energy Group, Central Hudson nor Griffith are involved as defendants in any material litigation, administrative proceeding, or investigation and, to the best of their knowledge, no such matters are threatened against any of them.

AVAILABLE INFORMATION

CH Energy Group and Central Hudson file annual, quarterly, and current reports and other information with the SEC.  CH Energy Group also files proxy statements.  The public may read and copy any of the documents each company files at the SEC's Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  SEC filings are also available to the public from the SEC's Internet website at www.sec.gov.

CH Energy Group and Central Hudson make available free of charge at www.CHEnergyGroup.com their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  CH Energy Group's proxy statements, governance guidelines, Code of Business Conduct and Ethics, and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are also available at www.CHEnergyGroup.com.  The governance guidelines, the Code of Business Conduct and Ethics, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4839.

EXECUTIVE OFFICERS OF CH ENERGY GROUP

All executive officers of CH Energy Group are elected or appointed annually by its Board of Directors.  There is no family relationship among any of the executive officers of CH Energy Group.  The names of the current executive officers of CH Energy Group, their positions held and business experience during the past five years, and ages (at December 31, 2012) are as follows:

				Date Commenced
Executive Officers	Age	Current	and Prior Positions	CH Energy Group	Central Hudson	CHEC
Steven V. Lant	55	Chairman of the Board		Apr 2004	May 2004	May 2004
		Chief Executive Officer		Jul 2003	Jul 2003	Jul 2003
		President		Jul 2003		Jul 2003
		Director		Feb 2002	Dec 1999	Dec 1999

James P. Laurito(1)	56	President			Jan 2010
		Executive Vice President		Nov 2009	Nov 2009
		Director			Nov 2009	Nov 2009

Christopher M. Capone	50	President				Sep 2010
		Executive Vice President		Jan 2007	Jan 2007
		Director			Mar 2005	Mar 2007
		Chief Financial Officer		Sep 2003	Sep 2003	Sep 2003

John E. Gould(2)	68	Executive Vice President and General Counsel		Oct 2009	Jan 2010	Jan 2010
		Secretary		Mar 2007	Jun 2007	Jun 2007

Denise D. VanBuren	51	Secretary		Dec 2009	Jan 2010	Jan 2010
		Vice President - Corporate Communications		Dec 2009	Jan 2010
		Vice President - Public Affairs and Energy Efficiency		Aug 2007	Aug 2007

Charles A. Freni, Jr.	53	Director			Mar 2011
		Senior Vice President - Customer Services			Jan 2005

W. Randolph Groft	51	Executive Vice President				Jan 2003
		Director				Jan 2003

Kimberly J. Wright	45	Vice President - Accounting and Controller		May 2008
		Controller			Oct 2006

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

ITEM 1A - Risk Factors

RISKS RELATED TO THE PROPOSED ACQUISITION BY FORTIS INC.

We May Be Unable to Satisfy the Conditions or Obtain the Approvals Required to Complete the Proposed Acquisition

While the proposed acquisition has been approved by CH Energy Group shareholders, the Federal Energy Regulatory Commission and the Committee on Foreign Investment in the United States, the approval of the PSC has not yet been obtained.  The PSC may not approve the acquisition or may seek to impose conditions on the completion of the transaction, which could cause the conditions to the acquisition to not be satisfied or which could delay or increase the cost of the transaction.  In addition, the occurrence of a material adverse effect could result in a termination of the agreement by Fortis.

The Proposed Acquisition May Not Be Completed, Which May Have a Material Adverse Effect on Our Share Price

Failure to complete the acquisition could negatively affect our share price, including by reducing it to a level at or below the trading range preceding the announcement of the Fortis transaction.

Termination of the Proposed Acquisition Could Result in CH Energy Group Being Required to Pay Termination Fees to Fortis

CH Energy Group will be obligated to reimburse up to $4 million of FortisUS' expenses if (i) FortisUS or CH Energy Group terminates the merger agreement because the acquisition has not been completed by the outside date of August 20, 2013 or FortisUS terminates the merger agreement based on a breach of the merger agreement by CH Energy Group, and (ii) a competing proposal has been made or publicly disclosed and not withdrawn prior to the termination of the merger agreement or applicable breach.  In addition, if within twelve months after such termination, a definitive agreement providing for an acquisition transaction is entered into, or an acquisition transaction is consummated by CH Energy Group with, the person who made the acquisition proposal prior to such termination or applicable breach or with any other third party making an acquisition proposal within three months following such termination, CH Energy Group will be obligated to pay FortisUS a termination fee of $19.7 million (less any expense reimbursement previously paid).  In no event will more than one termination fee be payable.

STORMS AND OTHER EVENTS BEYOND CH ENERGY GROUP'S CONTROL MAY INTERFERE WITH ITS OPERATIONS

Description and Sources of Risk

In order to conduct their businesses, (1) Central Hudson must have access to natural gas and electric supplies and be able to utilize its electric and natural gas infrastructure, and (2) Griffith needs access to petroleum supplies from storage facilities in its service and operating systems territories.  In addition, the operations of CH Energy Group and its subsidiaries are dependent on their ability to protect their computer equipment and the information stored in their databases.

Central Hudson has designed its electric and natural gas systems to serve customers under various contingencies in accordance with good utility practice.

However, any one or more of the following could impact either or both of the companies' ability to access supplies and/or utilize critical facilities:

•
Storms, natural disasters, wars, terrorist acts, cyber incidents, failure of critical equipment and other catastrophic events occurring both within and outside Central Hudson's and Griffith's service territories.

•	Bulk power system and gas transmission pipeline system capacity constraints could impact Central Hudson.
•	Unfavorable developments in the world oil markets could impact Griffith.
•	Third-party facility owner or supplier financial distress.
•	Unfavorable governmental actions or judicial orders.

Potential Impacts

The companies could experience service disruptions leading to lower earnings and/or reduced cash flows if the situation is not resolved in a timely manner or the financial impacts of restoration are not alleviated through insurance policies, regulated rate recovery for Central Hudson or higher sales prices for Griffith.  In addition, Central Hudson has experienced one cyber incident and could experience others which could result in the misappropriation, destruction, corruption or unavailability of critical data or confidential customer information which could result in reputational damage and/or litigation.

CENTRAL HUDSON'S RATES LIMIT ITS ABILITY TO RECOVER ITS COSTS FROM ITS CUSTOMERS

Description and Sources of Risk

Central Hudson's retail rates are regulated by the PSC.  Rate plans generally may not be changed during their respective terms.  Therefore, rates cannot be modified for higher expenses than those assumed in the current rates, absent circumstances such as an increase in expenses that meet the PSC's threshold requirements for filing for approval of deferral accounting.  Central Hudson is operating under a three year rate plan approved by the PSC effective July 1, 2010.  The following could unfavorably impact Central Hudson's financial results:

•
Higher expenses than reflected in current rates.  Higher expenses could result from, among other things, increases in taxes and assessments, unrecoverable storm restoration expense, labor, health care benefits or other expense components.

•	Penalties imposed by the PSC for the failure to achieve performance metrics in the rate plan, or violation of PSC Orders.
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

Additional Information

See Note 2 - "Regulatory Matters" of this 10-K Annual Report.

UNUSUAL TEMPERATURES IN GRIFFITH'S SERVICE TERRITORIES MAY ADVERSELY IMPACT EARNINGS

Description and Sources of Risk

Griffith serves the Mid-Atlantic region of the United States.  This area experiences seasonal fluctuations in temperature.  A considerable portion of Griffith's earnings is derived directly or indirectly from the weather-sensitive end uses of space heating and air conditioning.  As a result, sales volumes fluctuate and vary from normal expected levels based on variations in weather from historically normal seasonal levels.  Such variations could significantly reduce sales volumes.  To mitigate this risk, Griffith entered into a weather swap for the period beginning November 1, 2012 through March 31, 2013. The hedge is designed to minimize the impact on earnings of variations from normal temperatures on the sale of weather related products and services. These products and services include the sale of heating oil, propane, HVAC equipment, and billable service on HVAC equipment. In prior years, Griffith had entered into weather collars which reduced, but did not eliminate, the impact of temperature variations.  Management believes that the current weather swap will more effectively mitigate the impact of temperature variations on earnings volatility, but cannot provide assurance that similar weather swaps will be available in the future.

Potential Impacts

If effective hedging arrangements such as the weather swap described above are not available in the future, Griffith could experience lower delivery volumes in periods of milder than normal weather, leading to lower earnings and reduced cash flows.

GRIFFITH'S INABILITY TO ATTRACT NEW CUSTOMERS, RETAIN EXISTING CUSTOMERS, MAINTAIN SALES VOLUMES, AND MAINTAIN MARGINS MAY ADVERSELY IMPACT EARNINGS

Description and Sources of Risk

Lower sales can occur for various reasons, including the following:

•	Changes in customers' usage patterns driven by customer responses to product prices,
•	Economic conditions,
•	Energy efficiency programs, and/or
•	The loss of major customers, the loss of a large number of residential customers, or the addition of fewer new customers than expected.

Significant increases in wholesale oil prices could negatively impact margins and/or cause current and/or prospective full service customers to reduce their usage and/or purchase fuel from discount distributors.

Potential Impacts

Any one or more of the following could result from these events:

•	An adverse impact on Griffith's ability to attract new full-service residential customers and retain existing full-service residential customers.
•	Sales volume reductions, and/or compressed margins.
•	Increased working capital requirements stemming from an increase in oil and/or propane prices.

These events could materially reduce Griffith's contribution to CH Energy Group's earnings and cash flow.

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

Additional Information

See Note 12 - "Commitments and Contingencies" and in particular the sub-captions in Note 12 regarding "Asbestos Litigation" and "Former Manufactured Gas Plant Facilities" under the caption "Environmental Matters."

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

(1)   Reflects maximum one-hour net capability (winter rating as of December 31, 2012) of Central Hudson's electric generating plants and therefore does not include firm purchases or sales.

Central Hudson owns substations having an aggregate transformer capacity of 5.4 million kilovolt amperes.  Central Hudson's electric transmission system consists of 629 pole miles of line.  The electric distribution system consists of approximately 7,300 pole miles of overhead lines and 1,400 trench miles of underground lines, as well as customer service lines and meters.

Electric Load and Capacity

Central Hudson's maximum one-hour demand for electricity within its own territory for the year ended December 31, 2012, occurred on July 17, 2012, and amounted to 1,168 MW.  Central Hudson's highest peak electric demand reached 1,295 MW on August 2, 2006.  Central Hudson's maximum one-hour demand for electricity within its own territory for that part of the 2012-2013 winter capability period through February 22, 2013, occurred on January 24, 2013, and amounted to 906 MW.

Central Hudson owns minimal generating capacity and relies on purchased capacity and energy from third-party providers to meet the demands of its full service customers.  For more information, see Note 12 - "Commitments and Contingencies."

Natural Gas

Central Hudson's natural gas system consists of 164 miles of transmission pipelines and 1,193 miles of distribution pipelines, as well as customer service lines and meters.  For the year ended December 31, 2012, the total amount of natural gas purchased by Central Hudson from all sources was 11,057,946 Mcf.  During 2012, Central Hudson retired and removed its propane-air mixing facilities, one located in Poughkeepsie, New York, and the other in Newburgh, New York. Additional investigation and testing of these sites will be required, which may require additional remediation. The cost to be incurred associated with the retirement of these facilities is not expected to be material and will have no impact on earnings.

The peak daily demand for natural gas of Central Hudson's customers for the year ended December 31, 2012, and for that part of the 2012-2013 heating season through February 22, 2013, occurred on January 23, 2013 and amounted to 115,070 Mcf.  Central Hudson's highest winter period daily peak demand reached 125,496 Mcf on January 27, 2005.  Central Hudson's firm peak day natural gas capability in the 2012-2013 heating season was 130,090 Mcf.

Other Central Hudson Matters

Central Hudson owns its corporate headquarters located in Poughkeepsie, New York, as well as several district offices located throughout the Hudson Valley.  Central Hudson's electric generating plants and important property units are generally held by it in fee simple, except for certain ROW and a portion of the property used in connection with hydroelectric plants consisting of flowage or other riparian rights.  Certain of the Central Hudson properties are subject to ROW and easements that do not interfere with Central Hudson's operations.  In the case of certain distribution lines, Central Hudson owns only a partial interest in the poles upon which its wires are installed and the remaining interest is owned by various telecommunications companies.  In addition, certain electric and natural gas transmission facilities owned by others are used by Central Hudson under long-term contracts.

During the three-year period ended December 31, 2012, Central Hudson made gross property additions of $270.1 million and property retirements and adjustments of $49.9 million, resulting in a net increase (including construction work in progress) in gross utility plant of $220.2 million, or 16%.

CHEC

CHEC owns a 100% interest in Griffith.  Griffith owns or leases several office, warehouse, and bulk petroleum storage facilities.  These facilities are located in Delaware, Maryland, Virginia, and West Virginia.  The bulk petroleum storage facilities have capacities from 60,000 gallons up to 760,000 gallons.  Griffith leases its corporate headquarters, which is located in Columbia, Maryland.

ITEM 3 - Legal Proceedings

For information about developments regarding certain legal proceedings, see Note 12 - "Commitments and Contingencies" of this 10-K Annual Report.

ITEM 4 – Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

For information regarding the market for CH Energy Group's Common Stock and related stockholder matters, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report under the caption "Capital Resources and Liquidity - Financing Program" and Note 8 - "Capitalization - Common and Preferred Stock."

Under applicable statutes and their respective Certificates of Incorporation, CH Energy Group may pay dividends on its Common Stock and Central Hudson may pay dividends on its Common Stock and its Preferred Stock, in each case only out of surplus.

The line graph set forth below provides a comparison of CH Energy Group's cumulative total shareholder return on its Common Stock with the Standard and Poor's 500 Index ("S&P 500") and with the Edison Electric Institute Index (the "EEI Index"), which consists of the 51 U.S. shareholder-owned electric utilities.  Total shareholder return is the sum of the dividends paid and the change in the market price of the stock.  As of December 31, 2012, the cumulative total shareholder return of CH Energy Group of 84.5% was nearly ten times higher than that of the S&P 500 Index and the EEI Index.

		Indexed Returns
	Base Period	Years Ending
Company / Index	2007	2008	2009	2010	2011	2012
CH Energy Group, Inc.	$100	$122.13	$105.86	$128.11	$159.47	$184.52
S&P 500 Index	$100	$63.00	$79.67	$91.68	$93.61	$108.59
EEI Index	$100	$74.10	$82.03	$87.80	$105.35	$107.55

COMMON STOCK DIVIDENDS AND PRICE RANGES

CH Energy Group and its principal predecessors (including Central Hudson) have paid dividends on their respective Common Stock in each year commencing in 1903, and the Common Stock has been listed on the New York Stock Exchange since 1945.  The closing price as of December 31, 2012 and December 31, 2011 was $65.22 and $58.38, respectively.  The price ranges and the dividends paid for each quarterly period during the last two fiscal years are as follows:

	2012			2011
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$67.48	$54.76	$0.555	$50.75	$47.44	$0.540
2nd Quarter	$67.24	$64.00	$0.555	$54.44	$48.76	$0.540
3rd Quarter	$65.74	$64.72	$0.555	$57.12	$48.00	$0.540
4th Quarter	$65.69	$64.48	$0.555	$59.67	$50.55	$0.555

In 2012, the Board of Directors of CH Energy Group declared quarterly dividends of 55.5 cents per share.  In declaring future dividends, CH Energy Group will evaluate all circumstances at the time of making such decisions, including business, financial, and regulatory considerations.

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  The agreement permits the declaration or payment of dividends and distributions in the normal course of business, up to 55.5 cents for quarterly dividends paid for periods commencing prior to March 19, 2013, and 57.0 cents for quarterly dividends paid for periods commencing after such date.

CH Energy Group's ability to pay dividends to common shareholders is affected by the ability of its subsidiaries to pay dividends to the parent company.  The Federal Power Act limits the payment of dividends by Central Hudson to its level of retained earnings.  More restrictive is the PSC's limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation as of December 31, 2012, Central Hudson would be able to pay a maximum of $45.1 million in dividends to CH Energy Group without violating the restrictions imposed by the PSC.  Central Hudson's dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below "BBB+" by more than one rating agency if the stated reason for the downgrade is related to CH Energy Group or any of Central Hudson's affiliates.  Further restrictions are imposed for any downgrades below this level.  During the year ended December 31, 2012, Central Hudson declared and paid dividends of $22.0 million to CH Energy Group.  CH Energy Group's other subsidiaries do not have express restrictions on their ability to pay dividends.

The number of registered holders of Common Stock of CH Energy Group as of December 31, 2012 was 12,815.

All of the outstanding Common Stock of Central Hudson and all of the outstanding Common Stock of CHEC are held by CH Energy Group.

Beginning in the fourth quarter of 2010 and continuing through 2011, CH Energy Group, using excess liquidity largely related to proceeds from divestitures, repurchased shares of its own common stock.  For more information regarding CH Energy Group's stock repurchase program, see the "Anticipated Sources and Uses of Cash" section of Item 7 – "Management Discussion and Analysis."

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended December 31, 2012:

		Total Number of Shares Purchased(1)	Average Price Paid per Share(2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
October 1-31, 2012		1,038	$65.35		-	-
November 1-30, 2012	1	390	$64.83		-	-
December 1-31, 2012		1,611	$65.07		-	-
Total		3,039	$65.13	1	-

(1)	Consists of shares surrendered to CH Energy Group in satisfaction of tax withholdings on the vesting of restricted shares and performance shares.
(2)	Value at which reacquired shares of CH Energy Group's common stock credited on the date the stock was surrendered.
(3)
On July 31, 2007, the Board of Directors authorized the repurchase of up to 2,000,000 shares or approximately 13% of CH Energy Group's outstanding common stock on that date, from time to time, over the five year period ending July 31, 2012.  Upon expiration, the Board of Directors elected to not extend the repurchase program.

ITEM 6 - Selected Financial Data of CH Energy Group and Its Subsidiaries

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA(1) (CH ENERGY GROUP)
(In Thousands, except per share data)

	2012	2011	2010	2009	2008
Operating Revenues:
Electric - Delivery	$336,360	$332,388	$317,023	$275,167	$242,334
Electric - Supply	175,721	206,160	246,116	261,003	365,827
Natural Gas - Delivery	83,158	85,196	81,606	66,916	59,897
Natural Gas - Supply	49,276	76,778	75,189	107,221	129,649
Competitive business subsidiaries	280,204	284,998	240,174	211,250	330,254
Total	924,719	985,520	960,108	921,557	1,127,961

Operating Income	91,318	99,589	99,303	81,585	70,701

Income from continuing operations	39,847	43,184	40,330	33,597	30,968
Income (loss) from discontinued operations, net of tax	-	3,126	(1,128)	10,681	5,186
Preferred Stock redemption premium	342	-	-	-	-
Dividends declared on Preferred Stock of subsidiary	624	970	970	970	970
Net Income attributable to CH Energy Group	38,881	45,340	38,504	43,484	35,081
Dividends Declared on Common Stock	33,169	33,291	34,161	34,119	34,086
Change in Retained Earnings	5,712	12,049	4,343	9,365	995
Retained Earnings - beginning of year	242,391	230,342	225,999	216,634	215,639
Retained Earnings - end of year	$248,103	$242,391	$230,342	$225,999	$216,634

Common Share Data:
Average shares outstanding - basic	14,909	15,278	15,785	15,775	15,768
Income from continuing operations - basic	$2.61	$2.77	$2.51	$2.08	$1.89
Income (loss) from discontinued operations - basic	$-	$0.20	$(0.07)	$0.68	$0.33
Net Income attributable to CH Energy Group - basic	$2.61	$2.97	$2.44	$2.76	$2.22
Average shares outstanding - diluted	15,099	15,481	15,952	15,881	15,805
Income from continuing operations - diluted	$2.58	$2.73	$2.48	$2.07	$1.89
Income (loss) from discontinued operations - diluted	$-	$0.20	$(0.07)	$0.68	$0.33
Net Income attributable to CH Energy Group - diluted	$2.58	$2.93	$2.41	$2.74	$2.22
Dividends declared per share	$2.22	$2.19	$2.16	$2.16	$2.16
Book value per share (at year-end)	$34.05	$33.72	$34.03	$33.76	$33.17

Total Assets (at year-end)	$1,784,949	$1,720,234	$1,729,275	$1,697,883	$1,730,183
Long-term Debt (at year-end)(2)	$486,926	$446,003	$502,959	$463,897	$413,894
Cumulative Preferred Stock (at year-end)	$9,027	$21,027	$21,027	$21,027	$21,027
Total CH Energy Group Common Shareholders' Equity (at year-end)	$509,290	$502,248	$537,804	$553,502	$523,534

(1)	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.
(2)	Net of current maturities of long-term debt.

For additional information related to the impact of acquisitions and dispositions on the above, this summary should be read in conjunction with Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K Annual Report and Note 5 - "Acquisitions, Divestitures and Investments" of Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS AND SELECTED FINANCIAL DATA(1) (CENTRAL HUDSON)
(In Thousands)

	2012	2011	2010	2009	2008
Operating Revenues
Electric - Delivery	$336,360	$332,388	$317,023	$275,167	$242,334
Electric - Supply	175,721	206,160	246,116	261,003	365,827
Natural Gas - Delivery	83,158	85,196	81,606	66,916	59,897
Natural Gas - Supply	49,276	76,778	75,189	107,221	129,649
Total	644,515	700,522	719,934	710,307	797,707

Operating Income	98,513	95,526	94,848	76,338	67,344

Net Income	47,170	45,037	46,118	32,776	27,238

Preferred Stock Redemption Premium	342	-	-	-	-

Dividends Declared on Cumulative Preferred Stock	624	970	970	970	970

Income Available for Common Stock	46,204	44,067	45,148	31,806	26,268
Dividends Declared to Parent - CH Energy Group	22,000	43,000	31,000	-	-
Change in Retained Earnings	24,204	1,067	14,148	31,806	26,268
Retained Earnings - beginning of year	165,965	164,898	150,750	118,944	92,676
Retained Earnings - end of year	$190,169	$165,965	$164,898	$150,750	$118,944

Total Assets (at year-end)	$1,660,367	$1,592,503	$1,539,074	$1,485,600	$1,492,196
Long-term Debt (at year-end)(2)	$459,950	$417,950	$453,900	$413,897	$413,894
Cumulative Preferred Stock (at year-end)	$9,027	$21,027	$21,027	$21,027	$21,027
Total Equity (at year-end)	$469,661	$445,295	$444,228	$430,080	$373,274

(1)	This summary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report.
(2)	Net of current maturities of long-term debt.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following Management's Discussion and Analysis of Financial Condition and Results of Operations are intended to help the reader understand CH Energy Group and Central Hudson.

Please note that the Executive Summary (below) is provided as a supplement to, and should be read together with, the remainder of this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, including the Notes thereto, and the other information included in this 10-K Annual Report.

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

CH Energy Group's asset allocation between Central Hudson, Griffith and Other Businesses and Investments were unchanged from December 31, 2011 to December 31, 2012.  The allocation for both periods is as follows:

Central Hudson	Griffith	Other Businesses and Investments

Information Regarding the Fortis Transaction

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.  As of December 31, 2012, the only outstanding approval needed for the transaction to close is from the New York State Public Service Commission ("PSC").  In January 2013, Fortis, Central Hudson PSC Staff and other parties reached an agreement of terms related to the proposed transaction.  This joint proposal was filed with the PSC for its review and approval.  While no assurance can be given, the transaction is expected to be approved by the PSC in the second quarter of 2013.  Under the terms of the merger agreement, Fortis must close the transaction if all conditions precedent are met, including PSC approval, and a material adverse effect has not occurred.  Closing of the transaction would follow shortly after Fortis' acceptance of the PSC's order approving the transaction.  Management can provide no assurances regarding the closing.

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

CH Energy Group endeavors to fulfill its mission, providing an attractive risk adjusted return to CH Energy Group shareholders, by executing our plan to:

•	Concentrate on energy distribution through Central Hudson in the Mid-Hudson Valley and through Griffith in the Mid-Atlantic region
•	Invest primarily in utility electric and natural gas transmission and distribution
•	Focus on risk management
-	Limit commodity exposure
-	Manage regulatory affairs effectively
-	Maintain a financial profile that supports a credit rating in the "A" category
-	Limit the impact of weather on Griffith's earnings
•	Target stable and predictable earnings, with growth trend expectations of 5% or more per year
•	Provide an annualized dividend that is approximately 65% to 70% of annual earnings

Strategy Execution

Based on the current investment and capital structure, CH Energy Group's management believes that it is well positioned to achieve its earnings growth and annualized dividend goals.

Management continues to focus on Central Hudson's electric and natural gas infrastructure as the core growth drivers of CH Energy Group.  Central Hudson's capital expenditure program is on course to achieve its targets under its three year rate plan.  Central Hudson invested approximately $100 million in 2012 and the five year forecast includes increasing annual capital investments.  The capital program provides for continued strengthening of electric and gas infrastructure, as well as prudent investment in technology that will improve reliability and customer satisfaction.  Central Hudson has effectively managed its operational challenges, including significant weather events in the past few years and the impact of a significant recession on its customers' ability to pay bills, and has achieved a return approximately equal to its allowed return in 2012.

Griffith's financial results in 2012 were impacted by extremely mild winter weather in the first quarter and escalating wholesale prices, which further dampened demand for its products.  Griffith continued its focus on cost management in an effort to reduce the impact of the lower volumes and higher commodity costs on its cost of doing business. Additionally, Griffith's high quality service and brand recognition enabled management to continue its history of increasing margins in an environment of contracting customer demand for petroleum products.  Griffith also successfully acquired and tucked-in five companies in 2012, all of which are expected to be accretive in 2013.

The following information outlines the strategies for each of CH Energy Group's business units, including a description of the business core competencies, investment opportunities, potential risks, and notable activity during 2012.  Business unit contributions to operating revenues and net income for years ended December 31, 2012 and 2011 are discussed in more detail in the Results of Operations section of this Management's Discussion and Analysis.

Central Hudson

Business Description and Strategy

Central Hudson's earnings are derived primarily from the revenue it generates from delivering energy to approximately 300,000 electric customers and 80,000 natural gas customers.  The delivery rates Central Hudson charges its customers are set by the PSC and are designed to recover the cost of providing safe and reliable service to Central Hudson's customers while providing the opportunity to earn a fair and reasonable return on the capital invested by shareholders.

Central Hudson's strategy is to provide exceptional value to its customers by:
•	practicing continuous improvement in everything we do;
•	investing in transmission and infrastructure to enhance reliability, improve customer satisfaction and reduce risk;
•	moderating cost pressures that increase customer bill levels and variability; and
•	advocating on behalf of customers and other stakeholders.

Central Hudson believes that it has strong competencies in safe and efficient utility operations, financial management, risk management and regulatory affairs which will facilitate the achievement of its strategy.  Central Hudson's strategic and business planning processes provides goal alignment throughout all levels of the organization in an effort to meet or exceed the expectations of its key stakeholders.

Opportunities and Risks

Earnings growth is primarily expected to come from increases in net utility plant.  Central Hudson invests significant capital on an annual basis to strengthen its distribution system by replacing aging infrastructure and to attach new customers to the system.  Central Hudson's investments enhance safety and reliability through cost-beneficial solutions, which improve customer satisfaction and reduce risk.  Opportunities to enhance transmission and distribution systems and information systems technologies are evaluated and prioritized based on their designed benefits, projected costs and estimated risks.  Management continually monitors and evaluates its capital expenditure forecasts and project priorities, which include certain long-term investment opportunities in the system's distribution infrastructure and potentially in gas and electric transmission.

Future legislative or political actions could result in additional opportunities for infrastructure enhancement.  Following Superstorm Sandy, Governor Cuomo formed the Moreland Commission to investigate utility storm preparedness and response.  The ultimate recommendations of this Commission, if adopted, could result in increased investment with the goal of reducing damage from storms in the future.

Central Hudson also believes there is an opportunity related to the expansion of its current natural gas customer base.  Development of the Marcellus Shale formation and other shale formations has dramatically increased the domestic supply of natural gas and its price has fallen significantly.  As a result, natural gas enjoys a significant price advantage over alternative fuels and management believes this will make it more attractive to customers.  Central Hudson is surveying its service territory to identify the most cost-effective areas in which to expand its gas distribution system and attach new customers.

Central Hudson continues to advance its cost management efforts and seek opportunities to improve existing business processes utilizing Lean Six Sigma techniques.  Lean Six Sigma is a data driven approach to develop processes that are faster, higher quality and less costly.  Our incremental process improvements focus on producing more revenue, providing cost savings and creating quality improvements, thereby providing benefits for both CH Energy Group shareholders and Central Hudson customers.  Central Hudson also recognizes the importance of innovation and encourages employees to create new value and opportunities to reduce costs and improve quality through the application of technology in new ways and creative problem solving.

The key risks management sees in achieving this strategy are the regulatory environment, cost pressures and the economy in Central Hudson's service territory.

Central Hudson's ability to meet its financial objectives is largely dependent on supportive ratemaking practices by the PSC.  Risks related to these practices include reduced allowed returns on equity and/or reduced probabilities of achieving allowed returns, an inability to recover the full costs of doing business, declining support for strong capital structures and credit ratings, changes in deferral accounting that increase volatility of earnings and/or defer cash recovery of our costs, elimination of RDMs and changes in the mechanisms currently in place for recovery of our commodity purchases.  Falling interest rates since our last rate case decision could lead to a decrease in the authorized ROE in a future rate proceeding.  Management believes Central Hudson's commitments to providing safe and reliable service, customer satisfaction, operational excellence and promoting positive customer and regulatory relations are important for supportive regulatory relationships and obtaining full cost recovery and competitive returns for shareholders.

In February 2013, Central Hudson experienced a cyber incident that may have exposed certain confidential customer information to an unauthorized third party.  Central Hudson commenced an investigation immediately upon becoming aware of the possible unauthorized access and began precautionary communications to Central Hudson customers as well as to the applicable regulatory agencies.  Central Hudson has also offered credit monitoring services to the potentially impacted customers free of charge.  At this time the investigation is in its early stages, and management has not yet determined whether any customer information was downloaded or misused; therefore no prediction can be made regarding the ultimate outcome of this matter.  The financial impact of the costs associated with the communication efforts and credit monitoring services is currently estimated to be approximately $1 million.

The current three-year rate plan, which commenced on July 1, 2010 and will continue until new rates are reset, reduces uncertainty and risk and supports investment in Central Hudson's infrastructure to improve the quality of service to customers.  The key provisions of the rate plan include an authorized regulatory return on equity of 10.0% and a 48% regulatory equity ratio; the continuation of a RDM; full recovery and deferral provisions for purchased electric and gas, MGP site remediation, pension and OPEB expenses.  The rate plan also contains a number of service quality thresholds; performance below these thresholds entails financial penalties.  Additionally, PSC staff approved and incorporated in the development of rates, the revenue requirements associated with Central Hudson's capital expenditure budget for the term of the three-year rate plan, subject to the achievement of certain defined Net Plant targets.  The PSC's regulations also provide an opportunity to recover certain extraordinary expenditures that are not reflected in rates.  However, the 3-pronged test criteria required for approval may limit Central Hudson from recovering some or all of such costs, reducing earnings for shareholders.  Management believes the current rate plan and other regulatory orders under which Central Hudson operates demonstrate a constructive relationship with New York State regulators and the willingness of regulators to enable Central Hudson to earn stable, predictable returns while providing reliable, high quality service and fulfilling New York State energy policy objectives.

The impacts of laws and regulations represent another risk to Central Hudson's strategy.  The Moreland Commission formed following Superstorm Sandy was tasked by Governor Cuomo to investigate utility storm preparedness and response.  The outcome of the Commission's investigation and recommendations may create potential opportunities, but may also create potential financial risks in terms of new or increased standards of performance, with associated penalties for failure to meet the standards.  Central Hudson responded timely to the two subpoenas it received during the Moreland Commission investigation requesting information regarding storm preparedness and restoration.  The Moreland Commission issued an Interim Report on January 7, 2013 making recommendations that, if adopted, may affect the regulation of future storm preparedness and response for all New York utilities, including Central Hudson.  Central Hudson believes its current storm preparedness and response is excellent, but opportunities for improvement are continuously pursued.  For example, Central Hudson's tree trimming program has proven to be a cost-effective measure to enhance reliability and reduce outages caused by falling branches, particularly in times of severe weather.  Central Hudson plans to invest in technology to automate the electric distribution system, which is expected to further reduce the frequency of outages.  Management believes these programs provide the type of cost-effective measures to improve resilience of the electric distribution system sought by state officials.  Furthermore, Central Hudson has been recognized nationally for its storm response by the Edison Electric Institute in each of the past three consecutive years, including its storm response and restoration efforts following Superstorm Sandy in 2012.  Central Hudson's dedicated and skilled workforce again demonstrated their ability to organize and execute high quality and efficient restoration for its customers, restoring power to 90% of its customers within four days following Superstorm Sandy.  Management does not believe it will be cited with any penalties related to prior storm restoration, however, continued regulatory support for recovery of the cost of these programs, along with recovery of incremental restoration costs will be necessary for Central Hudson to achieve stable and predictable earnings.

In addition to the recovery of costs of operation, Central Hudson's current rate structure includes a return on its projected rate base.  Rate base represents Central Hudson's investment in its utility infrastructure, less depreciation, adjusted for certain required regulatory items.  Changes in tax legislation or regulatory accounting can reduce the amount of Central Hudson rate base, reducing Central Hudson's future rates and potential earnings.  For example, Central Hudson's election to utilize bonus depreciation as it has been made available in recent years has had just such an impact.  In addition, Central Hudson's change in accounting tax method related to costs to repair and maintain utility assets has resulted in an increase in its deferred tax liability and a corresponding decrease in its rate base.  For additional discussion of these tax items, see Note 4 – "Income Tax."

Another risk is the ability to effectively manage costs, which is a key component of Central Hudson's strategy.  The continued implementation of Lean Six Sigma techniques to streamline existing business processes and innovation to create new value will play critical roles in managing the costs of doing business in a sustainable manner as well as result in continuous improvement in services provided to customers.

The third risk, the economy in Central Hudson's service territory, affects the growth of utility rate base and earnings through a direct relationship to customer additions and peak demand growth as well as affecting our ability to collect receivables.  Management believes the economy in Central Hudson's service territory has good long-term growth prospects, but unexpected prolonged downturns could inhibit our ability to meet long-term business objectives.  Central Hudson has an economic development program intended to increase job growth and income in its service territory.

Griffith

Business Description and Strategy

Griffith provides fuel distribution products and services to approximately 55,000 customers in Delaware, Washington, D.C., Maryland, Pennsylvania, Virginia and West Virginia.  Griffith's revenues, cash flows and earnings are derived from the sale and delivery of heating oil, gasoline, diesel fuel, kerosene and propane and from the installation and maintenance of heating, ventilating and air conditioning ("HVAC") equipment.  For a breakdown of Griffith's gross profit by product and service line for the years ended December 31, 2012, 2011 and 2010, see the chart in the Results of Operations under the caption – "Griffith."

Griffith's strategy is to provide premium service to customers and to increase its profitability and reduce earnings volatility by:
•	practicing continuous improvement in everything we do;
•	growing through selective "tuck-in" acquisitions;
•	managing the impacts of weather on earnings; and
•	expanding its service offerings.

Opportunities and Risks

Griffith has a strong regional brand that management believes stands for quality, reliability and value.  Griffith intends to continue its marketing efforts and focus on customer satisfaction, which management believes will help to minimize customer attrition.

Management also continues to focus on improving the profitability of operations and expanding products and services in the Mid-Atlantic region.  Griffith continues to seek selective oil and HVAC "tuck-in" acquisitions to be funded from internally generated cash.  This growth strategy focuses on acquiring and retaining customers in geographic areas that overlap Griffith's existing operations.  Griffith also expects to generate additional earnings and cash flow as a result of the organic expansion of its HVAC business.  These growth strategies are not expected to result in the growth of CH Energy Group's total invested capital in Griffith.

Management sees three key risks associated with this strategy.  The primary factor that could prevent Griffith from achieving earnings growth is a sustained, significant increase in wholesale oil prices, which could reduce residential sales volumes, put downward pressure on margins, increase operating costs and bad debt expense.  While management believes that margin expansion would still be possible in this environment as competitors would be forced to increase their prices to cover their increasing costs, management expects that this result would lag the increase in commodity prices.  Additionally, weakness in the economy of the Mid-Atlantic region could limit Griffith's ability to expand margins since customers' willingness and ability to pay are typically tied to income levels and unemployment rates.  The third risk relates to customer attrition which could be driven by increasing wholesale prices and margin expansion or as a result of the industry contracting due to conversions to alternative heating fuel sources or as a result of competitive pressures from within the industry.  Griffith seeks to eliminate the impact of weather on its business through the purchase of weather derivative instruments.

Notable 2012 Activity

In 2012, Griffith continued its successful acquisition strategy by acquiring five fuel distribution and service businesses.  Two of the acquisitions were HVAC companies, which totaled approximately half of the acquisition dollars invested in 2012.  These strategic acquisitions have already begun contributing to Griffith's earnings and cash flows.  However, during 2012 Griffith's earnings were adversely impacted by both unusually warm winter weather and higher fuel prices, which resulted in reduced usage in 2012.  Griffith's weather hedging in place in early 2012 mitigated a portion of the weather impact on earnings, but did not provide full protection.  Currently, Griffith is invested in weather swaps which management believes will more effectively minimize the impacts of weather on earnings.  Griffith also experienced a decline in the number of service installations and repairs under its expanded HVAC program in 2012, which management believes resulted from warmer than normal winter weather.  Despite the unfavorable environment, management was successful in continuing its trend of increasing margins and reducing costs through effective cost management measures.  Management believes that the reduced level of HVAC installations is temporary and that the long-term outlook of the economy in Griffith's service territory continues to be strong with a stable pool of current and prospective customers that value quality service at a fair price.

Other Businesses and Investments

As of December 31, 2012, CHEC's remaining investments are not considered a part of our core business.  These investments are immaterial at 0.1% of assets and no further capital investment in them is planned.  Management intends to retain these remaining investments, but will continue to monitor market conditions to evaluate the fair market value of these investments and consider whether the opportunity exists to create greater shareholder value through divestitures.  For further discussions relating to CHEC's renewable energy investments, see Note 5 – "Acquisitions, Divestitures and Investments."

EARNINGS PER SHARE AND OVERVIEW OF YEAR-TO-DATE RESULTS
The following discussion and analyses include explanations of significant changes in revenues and expenses between the year ended December 31, 2012 and 2011 and the year ended December 31, 2011 and 2010 for Central Hudson's regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

Earnings

Earnings per share (basic and diluted) of CH Energy Group's Common Stock are computed on the basis of the average number of common shares outstanding (basic and diluted) during the subject year.  The number of average shares outstanding of CH Energy Group Common Stock, the earnings per share, and the rate of return earned on average common equity, which is net income as a percentage of a monthly average of common equity, are as follows (Shares In Thousands):

	2012	2011	2010
Average shares outstanding:
Basic	14,909	15,278	15,785
Diluted	15,099	15,481	15,952

Earnings per share from continuing operations:
Basic	$2.61	$2.77	$2.51
Diluted	$2.58	$2.73	$2.48

Earnings per share from discontinued operations:
Basic	$-	$0.20	$(0.07)
Diluted	$-	$0.20	$(0.07)

Earnings per share:
Basic	$2.61	$2.97	$2.44
Diluted	$2.58	$2.93	$2.41

Return earned on average common equity	7.6%	8.7%	7.4%

2012 AS COMPARED TO 2011

CH Energy Group Consolidated

Earnings per Share (Basic)

	Year Ended December 31,
	2012	2011	Change
Central Hudson - Electric	$2.50	$2.22	$0.28
Central Hudson - Natural Gas	0.60	0.66	(0.06)
Griffith	0.05	0.10	(0.05)
Other Businesses and Investments	(0.54)	(0.01)	(0.53)
Total CH Energy Group Consolidated Earnings, as reported	$2.61	$2.97	$(0.36)

Significant Events:
Central Hudson	$(0.13)	$(0.20)	$0.07
Griffith	(0.12)	-	(0.12)
Other Businesses and Investments	(0.57)	(0.06)	(0.51)
Total Significant Events	$(0.82)	$(0.26)	$(0.56)

CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP):
Central Hudson	$3.23	$3.08	$0.15
Griffith	0.17	0.10	0.07
Other Businesses and Investments	0.03	0.05	(0.02)
Total CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP)	$3.43	$3.23	$0.20

Earnings for CH Energy Group for the year ended December 31, 2012 compared to 2011 were negatively impacted by costs incurred in the current year associated with the pending Fortis acquisition and the impact of weather on Griffith's earnings. These impacts were only partially offset by earnings on increased capital investments at Central Hudson.

The Significant Events noted for each business unit above and further detailed below represent items impacting earnings during the respective years which Management does not consider representative of core earnings of each business unit.  Management considers core earnings to include the results of operations excluding the effect of unusual events or transactions not reflective of ongoing performance, such as the impacts of extreme weather or an incentive earned outside the normal course of business. Overall the Company believes that providing investors with a view of core earnings as described above provides increased transparency and clarity into the operational results of the business; improves visibility to management decisions and their impacts on operational performance; and allows the company to provide a long-term strategic view of the business going forward.

Details by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Year Ended December 31,
	2012	2011	Change
Central Hudson - Electric	$2.50	$2.22	$0.28
Central Hudson - Natural Gas	0.60	0.66	(0.06)
Total Central Hudson Earnings	$3.10	$2.88	$0.22

Significant Events:
Weather related restoration costs	$-	$(0.14)	$0.14
Storm Deferral Adjustment	(0.13)	(0.17)	0.04
Energy efficiency incentives	-	0.11	(0.11)
Central Hudson Adjusted Earnings Per Share	$3.23	$3.08	$0.15

			Change
Delivery revenue			$0.46
Share accretion due to fewer shares outstanding			0.07
Lower trimming costs			0.06
Higher depreciation			(0.17)
Higher property and other taxes			(0.12)
Higher operating expenses			(0.12)
Higher other distribution maintenance			(0.06)
Other			0.03
			$0.15

(1)
Amount represents incremental costs incurred for weather related service restoration, including costs for outside contractor assistance in restoration efforts and higher than average internal expenses (such as overtime and materials), which did not meet the PSC criteria for deferral and therefore have not been deferred for future recovery from customers.

The increase in earnings from Central Hudson's electric and natural gas operations in the year ended December 31, 2012 compared to 2011 reflect the earnings on the additional capital investment in the business and the impact of accretion from repurchase of shares in 2011.  The increase in delivery rates effective July 2011 and July 2012 were necessary to cover the increasing costs of operating the business and to provide a reasonable return on our additional capital investments in electric and natural gas infrastructure.  Accretion of $0.07 per share in 2012 is attributable to CH Energy Group's repurchase of nearly $49 million of common stock primarily in the second half of 2011.  In addition to these items, other significant events affecting year-over-year results include:

• In 2011, Central Hudson was impacted by several weather related events, which did not meet the PSC criteria for deferral, and as such the incremental restoration costs associated with these events impacted earnings.
• In December 2011 and during the first half of 2012, Central Hudson recorded additional expenses and reduced its deferred incremental storm restoration costs associated with the significant snow storm event in late October 2011 ("SnowFall") to adjust earnings so that the return on common equity for the twelve months ending June 30, 2012 would not exceed the authorized rate of return of 10%.
• In 2011, Central Hudson earned incentives upon achieving certain energy efficiency targets established by the PSC regarding its internal programs.

Griffith

Earnings per Share (Basic)

	Year Ended December 31,
	2012	2011	Change
Griffith - Fuel Distribution Earnings	$0.05	$0.10	$(0.05)

Significant Events:
Weather impact on sales	$(0.12)	$(0.02)	$(0.10)
Discontinued operations	-	0.02	(0.02)
Griffith Adjusted Earnings Per Share	$0.17	$0.10	$0.07

			Change
Gross margin on petroleum sales			$0.07
Operating expenses			0.02
Gross margin on services			0.02
Acquisitions			0.02
Weather-normalized sales (including conservation)			(0.06)
			$0.07

Griffith's earnings decreased $0.05 per share in the year ended December 31, 2012 compared to 2011 primarily due to lower volumes sold resulting from the unusually warm winter season in early 2012 compared to the colder than normal winter season in early 2011.  In addition, Griffith's 2011 earnings benefited from reducing the environmental reserve associated with the 2009 divestiture.  Excluding the impact of these items, Griffith's weather-normalized core earnings for 2012 were $0.07 higher than 2011.  Griffith was able to effectively expand its margins and manage its operational costs which more than offset the impact of lower weather-normalized sales volumes driven primarily by customer conservation in response to high commodity prices.  Also impacting the year-over-year results is the additional income generated from the tuck-in acquisitions completed in 2011.

Other Businesses and Investments

Earnings per Share (Basic)

	Year Ended December 31,
	2012	2011	Change
Other Businesses & Investments Earnings	$(0.54)	$(0.01)	$(0.53)

Significant Events:
Renewable Investments:
Wind investment impairment in 2011	$-	$(0.14)	$0.14
Payment for early retirement of debt	-	(0.11)	0.11
Operations	-	(0.09)	0.09
Tax impacts of divestitures	0.04	0.02	0.02
Federal tax grant benefit in 2011	-	0.17	(0.17)
Gain on divestitures	0.01	0.07	(0.06)
Income taxes related to deductions for prior periods	0.02	0.02	-
Merger related costs	(0.64)	-	(0.64)
Other Businesses and Investments Adjusted Earnings Per Share	$0.03	$0.05	$(0.02)

			Change
Lower net interest income			$(0.03)
Other			0.01
			$(0.02)

The earnings of CH Energy Group (the holding company) and CHEC's partnerships and other investments decreased in the year ended December 31, 2012 compared to 2011 primarily due to the costs associated with the Fortis acquisition.  Excluding the significant events listed above, core earnings for this business unit decreased during the year ended December 31, 2012 compared to the prior period primarily due to a decrease in intercompany interest income as a result of a decrease in borrowings by Griffith.  The warmer winter weather in 2012 lowered Griffith's working capital needs, despite the increasing price of fuel oil.

2011 AS COMPARED TO 2010

CH Energy Group Consolidated

Earnings per Share (Basic)

	Year Ended December 31,
	2011	2010	Change
Central Hudson - Electric	$2.22	$2.10	$0.12
Central Hudson - Natural Gas	0.66	0.76	(0.10)
Griffith	0.10	0.11	(0.01)
Other Businesses and Investments	(0.01)	(0.53)	0.52
	$2.97	$2.44	$0.53

Significant Events:
Central Hudson	$(0.12)	$0.12	$(0.24)
Griffith	-	(0.02)	0.02
Other Businesses and Investments	(0.06)	(0.44)	0.38
Total Significant Events:	$(0.18)	$(0.34)	$0.16

CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP)
Central Hudson	$3.00	$2.74	$0.26
Griffith	0.10	0.13	(0.03)
Other Businesses and Investments	0.05	(0.09)	0.14
Total CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP)	$3.15	$2.78	$0.37

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

Earnings from Central Hudson's electric and natural gas operations increased in the year ended December 31, 2011 compared to 2010.  After adjusting Central Hudson's earnings per share for the significant items displayed above, including incremental storm-related restoration costs, earnings were $0.26 per share higher year over year.  The single largest driver was an increase in delivery revenue resulting from mid-year delivery rate increases in both 2011 and 2010.  This additional revenue was needed to cover projected increases in operating costs such as those noted above and to cover revenue requirements associated with increases in rate base.

Griffith

Earnings per Share (Basic)

	Year Ended December 31,
	2011	2010	Change
Griffith - Fuel Distribution Earnings	$0.10	$0.11	$(0.01)

Significant Events:
Discontinued operations	$0.02	$-	$0.02
Weather impact on sales	(0.02)	(0.02)	-
Griffith Adjusted Earnings Per Share	$0.10	$0.13	$(0.03)

			Change
Weather normalized sales (including conservation)			$(0.13)
Gross margin on petroleum sales			0.09
Operating expenses			0.03
Other			(0.02)
			$(0.03)

Griffith's earnings decreased for the year ended December 31, 2011 compared to the same period in 2010.  This decrease was primarily attributable to contractions in volume due to customer conservation that was brought on by a combination of the continued weak economy and higher wholesale fuel prices.  Improved margins and lower operating costs offset a majority of this impact.

Other Businesses and Investments

Earnings per Share (Basic)

	Year Ended December 31,
	2011	2010	Change
Other Businesses & Investment Earnings	$(0.01)	$(0.53)	$0.52

Significant Events:
Ethanol investment impairment in 2010	$-	$(0.44)	$0.44
Biomass investment impairment in 2010	-	(0.08)	0.08
Wind investment impairment in 2011	(0.14)	-	(0.14)
Gain from sales of renewable investments	0.17	-	0.17
Pre-payment penalty on early retirement of debt following 2011 divestiture	(0.11)	-	(0.11)
Operations	(0.02)	(0.03)	0.01
Tax impacts	0.02	-	0.02
Income taxes related to deductions for prior periods	0.02	0.11	(0.09)
Other Businesses and Investments Adjusted Earnings Per Share	$0.05	$(0.09)	$0.14

			Change
Higher interest income			$0.05
Lower interest income			0.02
Lower income taxes			0.05
Other			0.02
			$0.14

The earnings of CH Energy Group (the holding company) and CHEC's partnerships and other investments increased in the year ended December 31, 2011 compared to the same period in 2010.   Net of the impacts of renewable investment activity and prior period income tax adjustments noted above, Other Businesses and Investments adjusted earnings per share increased $0.14 per share.  This increase was primarily due to higher interest income related to intercompany debt and lower interest expense related to the pay down of debt with the proceeds from the sale of renewable investments.

RESULTS OF OPERATIONS

Central Hudson

The following discussion and analysis includes explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the years ended December 31, 2012 and 2011, and December 31, 2011 and 2010 for Central Hudson's regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Year Ended December 31,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$644,515	$700,522	$(56,007)	(8.0)%

Operating Expenses:
Purchased electricity, fuel and natural gas	224,997	282,938	(57,941)	(20.5)
Depreciation and amortization	38,139	35,475	2,664	7.5
Other operating expenses	282,866	286,583	(3,717)	(1.3)
Total Operating Expenses	546,002	604,996	(58,994)	(9.8)
Operating Income	98,513	95,526	2,987	3.1
Other Income, net	7,104	6,879	225	3.3
Interest Charges	29,656	29,191	465	1.6
Income before income taxes	75,961	73,214	2,747	3.8
Income Taxes	28,791	28,177	614	2.2
Net income	$47,170	$45,037	$2,133	4.7%

	Year Ended December 31,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$700,522	$719,934	$(19,412)	(2.7)%

Operating Expenses:
Purchased electricity, fuel and natural gas	282,938	321,305	(38,367)	(11.9)
Depreciation and amortization	35,475	33,815	1,660	4.9
Other operating expenses	286,583	269,966	16,617	6.2
Total Operating Expenses	604,996	625,086	(20,090)	(3.2)
Operating Income	95,526	94,848	678	0.7
Other Income, net	6,879	3,282	3,597	109.6
Interest Charges	29,191	25,848	3,343	12.9
Income before income taxes	73,214	72,282	932	1.3
Income Taxes	28,177	26,164	2,013	7.7
Net income	$45,037	$46,118	$(1,081)	(2.3)%

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in 2012 compared to 2011, and in 2011 compared to 2010.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Central Hudson's delivery rate structure includes revenue decoupling mechanisms ("RDMs"), which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson's customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on Central Hudson's earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Year Ended				Year Ended
	December 31,		Variation in		December 31,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	2,044	2,113	(69)	(3)%	2,052	2,064	(12)	(1)%
Commercial	1,931	1,962	(31)	(2)	1,923	1,939	(16)	(1)
Industrial and other	1,094	1,114	(20)	(2)	1,092	1,111	(19)	(2)
Total Deliveries	5,069	5,189	(120)	(2)%	5,067	5,114	(47)	(1)%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Year Ended				Year Ended
	December 31,		Variation in		December 31,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	2,113	2,092	21	1%	2,064	2,053	11	1%
Commercial	1,962	1,968	(6)	-	1,939	1,946	(7)	-
Industrial and other	1,114	1,150	(36)	(3)	1,111	1,149	(38)	(3)
Total Deliveries	5,189	5,210	(21)	-%	5,114	5,148	(34)	(1)%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Year Ended				Year Ended
	December 31,		Variation in		December 31,		Variation in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Residential	4,314	5,169	(855)	(17)%	5,172	5,272	(100)	(2)%
Commercial	5,027	5,743	(716)	(12)	5,740	5,873	(133)	(2)
Industrial and other	298	422	(124)	(29)	348	430	(82)	(19)
Total Deliveries	9,639	11,334	(1,695)	(15)%	11,260	11,575	(315)	(3)%

	Actual Deliveries				Weather Normalized Deliveries(1)
	Year Ended				Year Ended
	December 31,		Variation in		December 31,		Variation in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Residential	5,169	4,802	367	8%	5,272	5,081	191	4%
Commercial	5,743	5,238	505	10	5,873	5,474	399	7
Industrial and other	422	403	19	5	430	421	9	2
Total Deliveries	11,334	10,443	891	9%	11,575	10,976	599	5%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

2012 vs. 2011

The year-over-year variance in electric and natural gas deliveries to residential and commercial customers was driven primarily by the unfavorable impacts of the warmer than normal winter season in the beginning of 2012 compared to the colder than normal winter season in 2011.  Lower sales per customer primarily due to conservation contributed to the slight decline in weather normalized deliveries year over year.  The lower industrial and other volumes were driven by the loss of a few large customers in 2012.

2011 vs. 2010

Total electric deliveries to residential, commercial, and industrial customers were essentially unchanged for the year ended December 31, 2011 as compared to the prior year.  The favorable impacts of colder weather in the first half of the year were offset by unfavorable impacts of cooler weather during the summer compared to the prior year as well as warmer weather at the end of 2011 compared to 2010.  The lower industrial and other volumes were driven by the loss of a large customer in 2011.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2012	2011	(Decrease)	2011	2010	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$171,735	$201,731	$(29,996)	$201,731	$241,709	$(39,978)
Sales to others for resale	3,986	4,429	(443)	4,429	4,407	22
Other revenues with matching offsets	81,960	83,533	(1,573)	83,533	81,678	1,855
Subtotal	257,681	289,693	(32,012)	289,693	327,794	(38,101)

Revenues Impacting Earnings:
Customer sales	236,283	230,272	6,011	230,272	220,338	9,934
Energy efficiency incentives	-	2,719	(2,719)	2,719	-	2,719
RDM and other regulatory mechanisms	9,283	5,652	3,631	5,652	4,753	899
Pole attachments and other rents	4,466	4,215	251	4,215	4,085	130
Finance charges	2,983	3,428	(445)	3,428	3,297	131
Other revenues	1,385	2,569	(1,184)	2,569	2,872	(303)
Subtotal	254,400	248,855	5,545	248,855	235,345	13,510

Total Electric Revenues	$512,081	$538,548	$(26,467)	$538,548	$563,139	$(24,591)

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2012	2011	(Decrease)	2011	2010	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$30,019	$57,120	$(27,101)	$57,120	$52,689	$4,431
Sales to others for resale	19,797	20,228	(431)	20,228	23,023	(2,795)
Other revenues with matching offsets	18,476	21,420	(2,944)	21,420	19,360	2,060
Subtotal	68,292	98,768	(30,476)	98,768	95,072	3,696

Revenues Impacting Earnings:
Customer sales	55,872	59,053	(3,181)	59,053	52,665	6,388
RDM and other regulatory mechanisms	4,301	(192)	4,493	(192)	5,398	(5,590)
Interruptible profits	2,522	2,527	(5)	2,527	2,325	202
Finance charges	830	1,117	(287)	1,117	1,005	112
Other revenues	617	701	(84)	701	330	371
Subtotal	64,142	63,206	936	63,206	61,723	1,483

Total Natural Gas Revenues	$132,434	$161,974	$(29,540)	$161,974	$156,795	$5,179

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

Electric revenues decreased for the year ended December 31, 2012 as compared to 2011, primarily due to lower energy cost adjustment revenues, lower energy efficiency incentives earned in 2012 and lower other revenues with matching offsets, partially offset by higher customer sales and an increase in revenue collected through RDMs.  The decrease in the energy cost adjustment revenues was primarily driven by lower wholesale prices, but was also impacted by lower purchased volumes and a decrease in revenues for the recovery of previously deferred costs.  An incentive earned through the Energy Efficiency Portfolio Standard in 2011 but not in 2012 also contributed to the year-over-year decrease in electric revenues.  The decrease in revenues was partially offset by increased revenue from energy deliveries, which resulted primarily from the increase in delivery rates as prescribed in the 2010 Rate Order.

Electric revenues decreased for the year ended December 31, 2011 as compared to 2010, primarily due to lower energy cost adjustment revenues.  The lower energy cost adjustment revenues were due to lower wholesale prices, and to a lesser extent, lower purchased volumes, partially offset by an increase in revenues recovered for previously deferred purchased electricity costs.  An increase in delivery revenues as a result of higher delivery rates as prescribed in the 2010 Rate Order, and the 2011 incentive earned through the Energy Efficiency Portfolio Standard also partially offset the decrease in electric revenues.

Natural gas revenues decreased for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to lower energy cost adjustment revenues, lower customer usage and lower other revenues with matching offsets, which was partially offset by an increase in revenue collected through RDMs.  The decrease in energy cost adjustment revenues was driven by lower wholesale prices and lower revenues recovered from previously deferred gas costs, partially offset by an increase in purchased volumes.  The decrease in customer usage was due to the warmer winter heating season in 2012 as compared to the prior year.  This more than offset the increase in delivery rates as prescribed in the 2010 Rate Order.

Natural gas revenues increased for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to higher customer usage, energy cost adjustment revenues and other revenues with matching offsets.  These increases were partially offset by lower RDMs and lower sales to others for resale.  Increased gas revenues from sales to customers are due to higher delivery rates as prescribed in the 2010 Rate Order.  The higher gas energy cost adjustment revenues for 2011 resulted primarily from higher revenues recovered from previously deferred gas costs partially reduced by lower purchased volumes and lower wholesale gas prices.

Regulatory adjustments to revenues for RDMs can fluctuate from year to year based on the actual sales volumes compared to those projected in the 2010 Rate Order.  Electric RDM targets are total class volume based while Gas RDM targets are based on a projected use per customer.  In general, positive RDMs are a result of actual delivery volumes that are below the levels projected in the PSC approved rates for that period.  Negative RDMs are a result of actual delivery volumes exceeding the levels projected in PSC approved rates.  These amounts are deferred for future recovery from or return to customers.

Other revenues with matching offsets for both electric and natural gas decreased for the year ended December 31, 2012 as compared to the prior period in 2011 and increased for the year ended December 31, 2011 as compared to same period in 2010. The fluctuations in both periods were primarily driven by fluctuations in costs related to NYS energy efficiency programs, the NYS Temporary State Assessment and pension costs.

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

The net results of these and previous earnings sharing arrangements had the effect of increasing pre-tax earnings by $0.9 million in 2012, $0.8 million in 2011, and $0.5 million in 2010.  Based on the defined sharing provisions of these arrangements, the portion of revenues returned to customers was $5.7 million in 2012, $5.3 million in 2011, and $3.4 million in 2010.

In addition to the above-noted items, for the period from July 1, 2009 through June 30, 2010, Central Hudson was no longer required per the 2009 Rate Order to share earnings.  Beginning July 1, 2010 through June 30, 2013, per the 2010 Rate Order, Central Hudson is once again required to share with customers earnings over an earned ROE of 10.5%.  Central Hudson did not record shared earnings in 2012, 2011 or 2010.  See Note 2 - "Regulatory Matters" of this 10-K Annual Report under the caption "2010 Rate Order" for a description of earnings sharing formulas approved by the PSC for Central Hudson.

In 2008, Central Hudson received approval through the Energy Efficiency Portfolio Standard ("EEPS") proceedings to implement various programs to electric and natural gas residential and commercial customers.  In December 2010, the PSC issued an order combining energy savings targets to create a single 2009-2011 target and continuing the system of utility shareholder financial incentives established in the EEPS proceeding.  As of December 31, 2011, Central Hudson achieved enough projected savings through committed contracts with residential and commercial customers to earn $2.7 million in incentives under the 2009-2011 defined targets.

In October 2011, the PSC issued a new order for the period January 1, 2012 through December 31, 2015 and established a cumulative program for the 4-year period with goals and financial incentives related to EEPS.  The program results are determined at the end of the 4-year period and there are no penalties associated with the current EEPS portfolio.  There were no EEPS incentives earned in 2012.

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

Total utility operating expenses decreased 10% in 2012 compared to the same period in 2011 and decreased 3% in 2011 as compared to 2010.  The following table summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2012	2011	(Decrease)	2011	2010	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$175,721	$206,160	$(30,439)	$206,160	$246,116	$(39,956)
Purchased natural gas	49,816	77,348	(27,532)	77,348	75,712	1,636
Temporary State Assessment	19,739	20,524	(785)	20,524	18,781	1,743
Pension	22,175	25,826	(3,651)	25,826	28,539	(2,713)
OPEB	6,682	6,634	48	6,634	6,722	(88)
NYS energy programs	26,573	27,722	(1,149)	27,722	25,640	2,082
MGP site remediations	4,577	4,488	89	4,488	3,624	864
Other matched expenses	20,690	19,759	931	19,759	17,732	2,027
Subtotal	325,973	388,461	(62,488)	388,461	422,866	(34,405)

Other Expense Variations:
Tree trimming	13,402	14,898	(1,496)	14,898	14,354	544
Other distribution maintenance	8,962	7,458	1,504	7,458	7,360	98
Property and school taxes(2)	38,062	35,064	2,998	35,064	31,173	3,891
Weather related service restoration (3)	9,615	15,090	(5,475)	15,090	7,062	8,028
Depreciation	38,139	35,475	2,664	35,475	33,815	1,660
Uncollectible expense	5,616	7,157	(1,541)	7,157	7,644	(487)
Uncollectible deferrals	-	-	-	-	(3,702)	3,702
Purchased natural gas incentive arrangements	(540)	(570)	30	(570)	(523)	(47)
Other expenses	106,773	101,963	4,810	101,963	105,037	(3,074)
Subtotal	220,029	216,535	3,494	216,535	202,220	14,315
Total Operating Expenses	$546,002	$604,996	$(58,994)	$604,996	$625,086	$(20,090)

(1)	Includes expenses that, in accordance with the 2010 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	In accordance with the 2010 Rate Order, Central Hudson is authorized to defer 90% of any difference between actual property tax expense and the amounts provided in rates for each Rate Year.
(3)
Years ended December 31, 2012, 2011 and 2010 do not include $9.7 million, $15.3 million and $19.7 million, respectively of incremental storms costs which met the PSC criteria for deferral accounting and therefore were deferred for future recovery from customers.  See further discussions within Regulatory Matters - PSC Proceedings related to these significant storm events.

In addition to the required adjustment to match revenues collected from customers, the decrease in purchased electricity and purchased natural gas for the year ended December 31, 2012 compared to the same period in the prior year was driven primarily by lower wholesale prices.  Variations in volumes and revenues collected for the recovery of previously deferred purchased electric and gas costs also impacted year-over-year variations as discussed under the previous Revenues subcaption.

Variations in costs associated with NYS energy programs, pension and other matched expenses were due to a change in the level of expenses recorded, with a corresponding change in revenues, resulting from the change in the amounts included in delivery rates as authorized in the 2010 Rate Order.  The costs associated with the Temporary State Assessment are adjusted to match revenues collected from customers over the applicable period.  Variations in the Temporary State Assessment year over year primarily relate to variations in delivery volumes to which the surcharge is applied.

Weather related service restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  During 2010, 2011 and 2012, Central Hudson's service territory experienced disruption from the four largest storm events in its history; February 2010 Twin Peaks Storm, Tropical Storm Irene in August 2011, October 2011's SnowFall and Superstorm Sandy in October 2012.  The weather related service restoration expense line noted above does not include the incremental costs from these major storm events which, based on the PSC's three prong test, Management believes are probable of future recovery from customers and therefore have been deferred.

On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense associated with the SnowFall October snow storm. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that belief.  Central Hudson recorded a $1.1 million reversal in March 2012, $2.1 million reversal in June 2012 and $0.1 million in July 2012 of deferred storm costs associated with the October 2011 SnowFall event so that the return on common equity for the twelve months ending June 30, 2012 would not exceed the authorized rate of return of 10%.

Absent these adjustments, weather-related storm restoration costs decreased for year ended December 31, 2012 as compared to the same period in 2011.  This result was driven by other storm activity in 2011, none of which individually met the PSC criteria for deferral accounting and therefore were not deferred.  These weather events included a severe ice storm affecting portions of the electric service territory, weather related gas emergencies as a result of other severe weather experienced early in 2011 and damage to our gas system due to Tropical Storm Irene.

For the February 2010 storm, Central Hudson filed a petition with the PSC for approval and recovery on September 23, 2010.  Based on the results of the 2011 proceedings on this case, Central Hudson recorded $0.5 million of additional storm costs in 2011 related to the February 2010 Twin Peaks storm, which were not approved for recovery by the PSC.  $18.8 million related to the storm was approved for recovery.

Expenses associated with tree-trimming decreased during the year ended December 31, 2012 as compared to 2011 primarily as a result of additional trimming costs in 2011 to complete the first cycle of distribution line clearance by December 31, 2011 as prescribed by the rate plan and to take advantage of crew availability and favorable contract pricing.  In addition, the redeployment of trimming crews to assist in the restoration effort for Central Hudson as well as providing mutual aid assistance to other neighboring utilities following Superstorm Sandy contributed to lower trimming costs in 2012.  Trimming costs delayed due to the storm will be incurred prior to June 30, 2013 to meet the level of expenditures required over the three year rate plan.

The increase in other distribution maintenance during the year ended December 31, 2012 as compared to 2011 primarily related to the expense component of capital distribution improvement projects.  Weather conditions in 2012 were more favorable for completing distribution improvement projects and resulted in an increase in the amount of activity expense associated with these projects.

Bad debt expense decreased in the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of lower write-offs of customer receivables and a decrease in the amount recorded as a reserve for future uncollectible accounts.  Management believes this is primarily a result of enhanced collection efforts, including increased resources, improved planning, improvements in the business processes related to its customer payment agreements and lower commodity prices.

Other Income

Other income and deductions for Central Hudson for the year ended December 31, 2012, increased $0.2 million, compared to the same period in 2011, primarily due to an increase in carrying charges on regulatory assets related to the deferred storm costs and pension costs.  These increases were partially offset by decreases in carrying charges on regulatory assets relating to MGP and interest on over collected gas cost adjustments.

Other income and deductions for Central Hudson for the year ended December 31, 2011 increased $3.6 million, compared to the same period in 2010, due primarily to increases in regulatory adjustments related to changes in interest costs on Central Hudson's variable rate debt resulting from the redemption of Series C and D Medium-Term notes in December 2010 with proceeds from the Series G Medium-Term notes.  Additional increases during 2011 resulted from increases in carrying charges related to pension costs, MGP and property taxes, as well as interest on under collected gas cost adjustments and 2011 earnings on Deferred Compensation Plan assets.  These increases were partially offset by decreases in carrying charges from customers relating to deferred uncollectible accounts expense, and under collected Temporary State Assessment and RDM balances.

Interest Charges

Central Hudson's interest charges increased $0.5 million during the year ended December 31, 2012 compared to the same period in 2011.  This increase was the result of an increase in carrying charges due to customers, primarily due to an increase in the underlying reserve balance for OPEB costs.  The impact of the higher outstanding debt balance for the year ended December 31, 2012 as compared to the prior period was more than offset by the lower interest rates.

Central Hudson's interest charges increased $3.3 million for the year ended December 31, 2011, compared to the same period in December 31, 2010, primarily due to higher interest rates on debt, a higher average debt balance and the net impact of carrying charges on regulatory liabilities.  The higher interest rates associated with the $82.2 million medium-term notes issued in December 2010 compared to the $82.2 million variable rate series C and D notes retired in December 2010 increased interest expense year over year.  In addition, a full year of interest was recorded in 2011 on $40 million of Series A and B notes issued in September 2010.  The net increase in carrying charges on regulatory liabilities was primarily related to an increase in the underlying reserve balance for OPEBs and the impact of the tax repair project on rate base partially reduced by the impacts of a lower net regulatory electric liability.

The following table sets forth pertinent data on Central Hudson's outstanding debt (Dollars in Thousands):

	2012	2011	2010
Long-Term Debt:
Debt retired	$36,000	$33,400	$106,150
Debt issued	$72,000	$33,400	$122,150
Outstanding at year-end:
Amount (including current portion)	$489,950	$453,950	$453,900
Weighted average interest rate	4.93%	5.12%	5.28%
Short-Term Debt:
Average daily amount outstanding	$12,697	$1,151	$12,007
Weighted average interest rate	1.08%	0.72%	0.61%
Overall weighted average interest rate	4.83%	5.11%	5.16%

See Note 7 - "Short-Term Borrowing Arrangements" and Note 9 - "Capitalization - Long-Term Debt" for additional information on short-term and long-term debt of CH Energy Group and/or Central Hudson.

Income Taxes

Income taxes for Central Hudson increased $0.6 million for the year ended December 31, 2012 when compared to the same period in 2011 primarily due to the increase in pre-tax book income.

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

Income Statement Variances
(Dollars In Thousands)

	Year Ended December 31,		Increase/(Decrease) in
	2012	2011	Amount	Percent
Operating Revenues	$924,719	$985,520	$(60,801)	(6.2)%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	449,993	511,094	(61,101)	(12.0)
Depreciation and amortization	42,781	40,055	2,726	6.8
Merger related costs	10,058	-	10,058	N/	A
Other operating expenses	330,569	334,782	(4,213)	(1.3)
Total Operating Expenses	833,401	885,931	(52,530)	(5.9)
Operating Income	91,318	99,589	(8,271)	(8.3)
Other Income (Deductions), net	7,178	2,566	4,612	179.7
Interest Charges	31,741	35,158	(3,417)	(9.7)
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	66,755	66,997	(242)	(0.4)
Income Taxes	26,908	23,813	3,095	13.0
Net income from continuing operations	39,847	43,184	(3,337)	(7.7)
Net income from discontinued operations, net of tax	-	3,126	(3,126)	(100.0)
Dividends declared on Preferred Stock of subsidiary	624	970	(346)	(35.7)
Preferred Stock Redemption Premium	342	-	342	N/A
Net income attributable to CH Energy Group	$38,881	$45,340	$(6,459)	(14.2)%

	Year Ended December 31,		Increase/(Decrease) in
	2011	2010	Amount	Percent
Operating Revenues	$985,520	$960,108	$25,412	2.6%
Operating Expenses:
Purchased electricity, fuel, natural gas and petroleum	511,094	504,058	7,036	1.4
Depreciation and amortization	40,055	38,275	1,780	4.7
Other operating expenses	334,782	318,472	16,310	5.1
Total Operating Expenses	885,931	860,805	25,126	2.9
Operating Income	99,589	99,303	286	0.3
Other Income (Deductions), net	2,566	(10,674)	13,240	124.0
Interest Charges	35,158	29,085	6,073	20.9
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	66,997	59,544	7,453	12.5
Income Taxes	23,813	19,214	4,599	23.9
Net income from continuing operations	43,184	40,330	2,854	7.1
Net income (loss) from discontinued operations, net of tax	3,126	(1,128)	4,254	377.1
Non-controlling interest in subsidiary	-	(272)	272	100.0
Dividends declared on Preferred Stock of subsidiary	970	970	-	-
Net income attributable to CH Energy Group	$45,340	$38,504	$6,836	17.8%

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions, changes in our customer base and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Year Ended December 31,		Increase / (Decrease) in		Year Ended December 31,		Increase / (Decrease) in
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Heating Oil:
Base company volume(2)	24,169	30,255	(6,086)	(20)%	29,377	31,408	(2,031)	(6)%
Acquisitions volume	779	466	313	67	950	717	233	32
Total Heating Oil	24,948	30,721	(5,773)	(19)	30,327	32,125	(1,798)	(6)

Motor Fuels:
Base company volume(2)	44,102	42,311	1,791	4	44,102	42,311	1,791	4
Acquisitions volume	2,937	2,935	2	-	2,937	2,935	2	-
Total Motor Fuels	47,039	45,246	1,793	4	47,039	45,246	1,793	4

Propane and Other:
Base company volume(2)	753	1,012	(259)	(26)	893	1,055	(162)	(15)
Total Propane and Other	753	1,012	(259)	(26)	893	1,055	(162)	(15)

Total:
Base company volume(2)	69,024	73,578	(4,554)	(6)	74,372	74,774	(402)	(1)
Acquisitions volume	3,716	3,401	315	9	3,887	3,652	235	6
Total	72,740	76,979	(4,239)	(6)%	78,259	78,426	(167)	-%

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company" excludes any impact from acquisitions made by Griffith in 2012 and 2011.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Year Ended December 31,		Increase / (Decrease) in		Year Ended December 31,		Increase / (Decrease) in
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Heating Oil:
Base company volume(2)	29,891	35,189	(5,298)	(15)%	31,256	35,048	(3,792)	(11)%
Acquisitions volume	830	179	651	364	869	178	691	388
Total Heating Oil	30,721	35,368	(4,647)	(13)	32,125	35,226	(3,101)	(9)

Motor Fuels:
Base company volume(2)	42,257	45,774	(3,517)	(8)	42,257	45,774	(3,517)	(8)
Acquisitions volume	2,989	22	2,967	▲	2,989	22	2,967	▲
Total Motor Fuels	45,246	45,796	(550)	(1)	45,246	45,796	(550)	(1)

Propane and Other:
Base company volume(2)	1,012	1,104	(92)	(8)	1,055	1,100	(45)	(4)
Total Propane and Other	1,012	1,104	(92)	(8)	1,055	1,100	(45)	(4)

Total:
Base company volume(2)	73,160	82,067	(8,907)	(11)	74,568	81,922	(7,354)	(9)
Acquisitions volume	3,819	201	3,618	▲	3,858	200	3,658	▲
Total	76,979	82,268	(5,289)	(6)%	78,426	82,122	(3,696)	(5)%

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company" excludes any impact from acquisitions made by Griffith in 2011 and 2010.
▲	Percentage change greater than 500%

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Year Ended December 31,
	2012		2011		2010
	Actual	Weather Normalized	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil:
Base company	33%	38%	39%	40%	43%	43%
Acquisitions	1%	1%	1%	1%	-%	-%
Motor Fuels:
Base company	61%	56%	55%	54%	56%	56%
Acquisitions	4%	4%	4%	4%	-%	-%
Propane and Other:
Base company	1%	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%	100%

Sales of petroleum products decreased 6% in the year ended December 31, 2012 compared to the same period in 2011 due primarily to the cumulative impact of warmer than normal weather, as measured by heating degree days.

Sales of petroleum products decreased 6% in the year ended December 31, 2011 compared to the same period in 2010 due primarily to customer conservation in response to higher oil prices and a decrease in motor fuel volume which continues to be depressed by the sluggish economy.  These decreases were partially offset by an increase in sales related to acquisitions.

Gross Profit

A breakdown of Griffith's gross profit by product and service line for the years ended December 31, 2012, 2011 and 2010 are illustrated below (Dollars in Thousands):

	Year Ended December 31,
Product and Service Line	2012		2011		2010
Heating oil - Base company	$19,933	40%	$23,665	47%	$25,341	50%
Heating oil - Acquisitions	561	1	291	1	-	-
Motor fuels - Base company	10,728	22	10,081	20	10,415	20
Motor fuels - Acquisitions	921	2	783	1	-	-
Propane and Other - Base company	1,007	2	1,292	3	1,467	3
Service and installations - Base company	13,020	26	12,520	25	13,156	26
Service and installations - Acquisitions	470	1	78	-	-	-
Other - Base company	2,711	6	1,798	3	543	1
Total	$49,351	100%	$50,508	100%	$50,922	100%

Revenues

Change in Griffith Revenues
(In Thousands)

	Year Ended			Year Ended
	December 31,		Increase /	December 31,		Increase /
	2012	2011	(Decrease)	2011	2010	(Decrease)
Revenues:
Heating oil(1)	$95,917	$111,949	$(16,032)	$110,627	$104,496	$6,131
Heating oil - Acquisitions	3,021	1,690	1,331	3,012	548	2,464
Motor Fuels(1)	147,072	137,707	9,365	137,518	111,771	25,747
Motor Fuels - Acquisitions	9,938	9,655	283	9,844	60	9,784
Other(1)	4,908	5,065	(157)	5,065	3,643	1,422
Service Revenues(1)	18,668	18,813	(145)	18,658	19,580	(922)
Service Revenues - Acquisitions	680	119	561	274	76	198
Total	$280,204	$284,998	$(4,794)	$284,998	$240,174	$44,824

(1)
These line items exclude the impact of acquisitions made by Griffith in 2012 and 2011 for the analysis which compares December 31, 2012 to 2011 and the impact of acquisitions made by Griffith in 2011 and 2010 for the analysis which compares December 31, 2011 to 2010.

Note: The above chart reflects revenues net of weather hedging contracts.

Revenues decreased in the year ended December 31, 2012 compared to the same period in 2011, due primarily to a decline in sales volume which was partially offset by an increase in wholesale prices.

Revenues increased in the year ended December 31, 2011 compared to the same period in 2010, due primarily to an increase in wholesale prices partially offset by a decline in sales volume.

Operating Expenses

For the year ended December 31, 2012, operating expenses decreased $3.6 million, or 1%, from $280.3 million in 2011 primarily due to lower costs of petroleum products due to lower sales volumes.

For the year ended December 31, 2011, operating expenses increased $45.6 million, or 19%, from $234.7 million in 2010.  The cost of petroleum products increased $45.2 million, or 24%, due to higher wholesale market prices, partially offset by a decline in sales volume.

Other Businesses and Investments

All revenue and operating expenses of Lyonsdale, Shirley Wind, CH-Auburn and CH-Greentree during the years ended December 31, 2011 and 2010 are included in the discontinued operations section in the Consolidated Financial Statements of CH Energy Group as a result of the divestitures during 2011.

Operating expenses of other businesses and investments increased $10.1 million for the year ended December 31, 2012 as compared to the same period in 2011 as a result of costs related to the agreement and plan of merger entered into with Fortis.  These costs relate to professional services of approximately $9.1 million and $1.0 million increase in the cost of outstanding performance share awards under CH Energy Group's equity-based compensation plans.  This $1.0 million has been recognized at the holding company as a merger-related transaction cost and not allocated to its subsidiaries.

Revenues and operating expenses included in discontinued operations for the year ended December 31, 2011 decreased $5.2 million and $8.9 million compared to 2010.  The primary driver of these results was the sale of CHEC's four largest renewable energy investments in 2011, partially reduced by operations of CH Shirley Wind, which began in December 2010.

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC's investments in partnerships and other investments (other than Griffith), for the year ended December 31, 2012 increased by $4.4 million and decreased by $3.9 million as compared to the same period in 2011, respectively.  The increase in other income and deductions was primarily the result of impairment charges for a wind investment of $3.6 million in the third quarter of 2011.  The decrease in interest charges was due to a $3.0 million make-whole payment in 2011 triggered by the early repayment of $20.0 million of debt following the sale of Shirley Wind.

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC's investments in partnerships and other investments (other than Griffith), for the year ended December 31, 2011 increased by $9.5 million and $2.6 million as compared to the same period in 2010, respectively.  The increase in other income and deductions was primarily the result of impairment charges for 100% of CHEC's subordinated debt, accrued interest and equity investment in Cornhusker Holdings of $11.4 million in the third quarter of 2010 and a wind investment impairment of $3.6 million discussed above.  The additional increase in 2011 compared to the prior period is due to the losses incurred during 2010 related to Cornhusker operations as compared to modest income in 2011 which related to CHEC's share of a small ethanol producer's tax credit.  In addition, following the sale of Shirley Wind, CH Energy Group Holding Company paid down $20 million of its 2009 Series A private placement debt.  As a result of this early repayment, a make-whole payment of approximately $3.0 million was incurred.  The decrease in interest charges was due to the $20 million repayment of Series A private placement debt discussed above.

CH Energy Group – Income Taxes

Income taxes on income from continuing operations for CH Energy Group increased $3.1 million for the year ended December 31, 2012 compared to the same period in 2011, primarily due to costs incurred by CH Energy Group related to the proposed acquisition of CH Energy Group by Fortis.  Acquisition costs incurred to date of $8.9 million consisting of professional fees are being treated as non-deductible for tax purposes, which resulted in higher tax expense as well as higher Federal and NY State effective tax rates for the year ended December 31, 2012.  Additionally, tax expense and the effective tax rates for the year ended December 31, 2011 were impacted by the tax benefit related to federal grants received.

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

CAPITAL RESOURCES AND LIQUIDITY

Cash Flow Summary - CH Energy Group and Central Hudson

Changes in CH Energy Group's and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	CH Energy Group			Central Hudson
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Net Cash Provided By/(Used In):
Operating Activities	$131.9	$120.9	$87.0	$132.1	$123.9	$99.1
Investing Activities	(114.6)	(36.7)	(108.6)	(108.7)	(87.9)	(76.5)
Financing Activities	(2.1)	(98.3)	(22.4)	(1.5)	(43.1)	(17.8)
Net change for the period	15.2	(14.1)	(44.0)	21.9	(7.1)	4.8
Balance at beginning of period	15.3	29.4	73.4	2.5	9.6	4.8
Balance at end of period	$30.5	$15.3	$29.4	$24.4	$2.5	$9.6

For all three periods, both Central Hudson's and CH Energy Group's working capital needs were provided by cash from operations and supplemented with short-term financing as needed.  Capital expenditures in all three periods were funded primarily with excess cash from operations and long-term financing in the current and prior year.  Additional discussions regarding cash flow from operating, investing and financing activities for each period are provided below.

Cash provided by sales exceeded the period's expenses and working capital needs in all three periods for both Central Hudson and CH Energy Group, including the incremental storm restoration costs paid by Central Hudson for storm events in each of the three periods.  The estimated recoverable incremental storm restoration costs associated with four significant storm events in these years, which met the PSC criteria for deferral, have been deferred for future recovery from customers.  As of December 31, 2012 there is approximately $4.4 million for invoices not yet received or paid related to storm restoration costs included in liabilities resulting from the impact of Superstorm Sandy on Central Hudson's service territory.  Other significant operating activities in each period presented include:
•
Central Hudson utilized cash from operations in excess of working capital needs to fund contributions to its pension and OPEB plans which significantly impacted all three years' cash with $31.8 million in 2012, $33.9 million in 2011 and $69.6 million in 2010.  Additional funding was made in 2010 utilizing income tax refunds received as a result of a change in tax accounting method for repair and maintenance costs of Central Hudson's utility assets.

•
Costs spent for MGP remediation efforts in excess of amounts collected in rates during the year ended December 31, 2010 negatively impacted the cash from operations.  Increased costs in 2010 for the completion of remediation at the Newburgh site were funded partially through an increase in delivery rates effective July 1, 2010.  Costs above the amount provided in rates have been deferred for future recovery from customers.  In 2012 and 2011, amounts collected in rates for MGP site remediation were greater than remediation costs as a result of the completion of remediation efforts at Newburgh.  These amounts were applied against the accumulated undercollected balance for MGP site remediation.

•
In 2012, the warmer winter weather in the first quarter combined with lower electric and natural gas prices compared to 2011 resulted in lower working capital needs for Central Hudson.  The warmer weather also lowered Griffith's working capital needs in 2012, despite the increasing price of fuel oil.  Net cash provided by operating activities at CH Energy Group was negatively impacted during the years ended December 31, 2011 and 2010 primarily due to an increase in Griffith's working capital needs.

•	CH Energy Group's net cash provided by operating activities was also negatively impacted during 2012 due to merger related transaction costs paid.

Central Hudson's net cash used in investing activities was primarily for investments in Central Hudson's electric and natural gas transmission and distribution systems.  Central Hudson has increased its annual investment in electric and natural gas infrastructure each year.  In 2011, proceeds from the sale of CHEC investments in renewable energy and proceeds from the receipt of federal grants related to Shirley Wind and CH-Auburn in 2011 also impacted CH Energy Group's cash from investing activities and were used to pay down debt at CH Energy Group and repurchase outstanding common stock as discussed further below. Capital expenditures at Shirley Wind totaling $29.6 million in 2010 were funded primarily with cash from Griffith's partial divestiture in December 2009.  CH Energy Group's investing activities also include Griffith's acquisitions as well as modest investments in Griffith's property and plant in all three years.

Financing activities at CH Energy Group and Central Hudson were used primarily to fund capital expenditures and to refinance maturing and redeemed debt.  Short-term borrowings are used for working capital needs and other corporate uses.  Significant financing activities in each period presented include:
•
In 2012, Central Hudson issued $72.0 million of long-term debt which was used in part to refinance $36.0 million of maturing debt, to fund the redemption of two of its series of Cumulative Preferred Stock totaling $12.2 million and for funding of future capital investments planned for 2013.

•	In 2011, Central Hudson issued $33.4 million of medium term notes, the proceeds of which were used to refund the 1999 NYSERDA Series A bonds in November of 2011.
•	In 2010, proceeds from the sale of medium term notes at fixed interest rates were used to retire Central Hudson's 1999 NYSERDA Series C and D variable rate debt prior to maturity.
•
After retaining earnings for several years to increase its equity ratio, Central Hudson resumed paying dividends to parent CH Energy Group in 2010.  Dividends of $22.0 million, $43.0 and $31.0 million were paid by Central Hudson to CH Energy Group, in 2012, 2011 and 2010, respectively.

•
Payment of annual dividends to holders of CH Energy Group Common Stock totaled $33.1 million, $33.6 million and $34.2 million in 2012, 2011 and 2010, respectively.  The decrease in 2012 and 2011 is a result of lower shares outstanding due to the share repurchase program partially reduced by the impact of the increase in the quarterly dividend declared beginning in the fourth quarter of 2011 from 54 cents per share to 55.5 cents per share.

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

•
Also in 2012, CH Energy Group paid final settlement costs associated with the Accelerated Share Repurchase program of $3.0 million in addition to $48.7 million paid in 2011 for the repurchases of CH Energy Group Common Stock.

Capitalization – Issuance of Treasury Stock

Effective July 1, 2011, employer matching contributions to an eligible employee's Savings Incentive Plan ("SIP") account could be paid in either cash or in CH Energy Group Common Stock, and CH Energy Group chose to meet its matching obligation in Common Stock.  Since March 1, 2012, the Company has been using cash for all of its matching obligations, except for matching associated with classified employees of Central Hudson.  The classified employees will continue to receive matching contributions in CH Energy Group Common Stock.  As of December 31, 2012, 49,246 shares had been issued from treasury related to employer matching contributions, of which 29,690 shares and 19,556 shares were issued in 2012 and 2011, respectively.

For information regarding equity compensation and the purchase of treasury shares, see Note 11 - "Equity Based Compensation" of this Annual Report on Form 10-K.

Capital Structure

CH Energy Group's consolidated capital structure reflects the external debt and preferred stock of Central Hudson and privately placed external debt at CH Energy Group.  CHEC's long-term debt is comprised entirely of intercompany loans from CH Energy Group that are eliminated upon consolidation.

Effective July 1, 2010, Central Hudson began operating under the 2010 Rate Order, and delivery rates are based on a capital structure that reflects 48% common equity.  This ratio is calculated according to a PSC methodology, which excludes short-term debt and includes customer deposits.  Central Hudson dividend payments are expected to correspond to maintenance of a target equity ratio, excluding short-term debt, of approximately 48% or higher.

Central Hudson's current senior unsecured debt rating/outlook is 'A'/CreditWatch Negative by Standard & Poor's Rating Services ("Standard & Poor's"), 'A'/stable by Fitch Ratings and 'A3'/stable by Moody's Investors Service ("Moody's").1

On February 22, 2012, Standard & Poor's placed its ratings of Central Hudson on CreditWatch with negative implications, following the February 21, 2012 announcement that CH Energy Group had agreed to be acquired by Fortis. Standard & Poor's stated that they expect to resolve the CreditWatch listing as the merger nears completion and additional information is available.  CH Energy Group is unable to predict the outcome of that resolution.  The CreditWatch listing is not expected to have a material impact on the financial performance of Central Hudson or CH Energy Group.

1 These ratings reflect only the views of the rating agency issuing the rating, are not recommendations to buy, sell, or hold securities of Central Hudson and may be subject to revision or withdrawal at any time by the rating agency issuing the rating.  Each rating should be evaluated independently of any other rating.

Year-end capital structures for CH Energy Group and its subsidiaries are set forth below as of December 31:

CH Energy Group

	2012	2011	2010
Long-term debt	49.1%	47.7%	47.4%
Short-term debt	1.8%	0.6%	-%
Preferred stock	0.9%	2.1%	2.0%
Common equity	48.2%	49.6%	50.6%
	100.0%	100.0%	100.0%

Central Hudson

	2012	2011	2010
Long-term debt	50.6%	49.2%	49.4%
Short-term debt(2)	-%	0.2%	-%
Preferred stock	0.9%	2.3%	2.3%
Common equity	48.5%	48.3%	48.3%
	100.0%	100.0%	100.0%

CHEC

	2012	2011	2010
Long-term debt(1)	40.3%	42.4%	49.9%
Short-term debt	-%	-%	-%
Preferred stock	-%	-%	-%
Common equity	59.7%	57.6%	50.1%
	100.0%	100.0%	100.0%

(1)	Based on stand-alone financial statements and including intercompany balances which are eliminated upon consolidation.
(2)	Excluded from the common equity ratio under the PSC's methodology for Central Hudson delivery rates.

Contractual Obligations

A review of capital resources and liquidity should also consider other contractual obligations and commitments, which are further disclosed in Note 12 - "Commitments and Contingencies."

The following is a summary of the contractual obligations for CH Energy Group and its affiliates as of December 31, 2012 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Years Ending 2014-2015	Years Ending 2016-2017	Thereafter	Total
Long-Term Debt(1)	$31,076	$22,880	$43,721	$420,325	$518,002
Interest Payments - Long-Term Debt(1)	25,398	45,506	43,717	306,574	421,195
Operating Leases	2,557	4,887	4,258	3,939	15,641
Construction/Maintenance & Other Projects(2)	63,647	89,987	12,398	7,270	173,302
Purchased Electric Contracts(3)	32,264	9,005	6,099	15,461	62,829
Purchased Natural Gas Contracts(3)	29,422	27,981	19,849	20,182	97,434
Purchased Fixed Liquid Petroleum Contracts(4)	1,035	-	-	-	1,035
Purchased Variable Liquid Petroleum Contracts(4)	29,857	-	-	-	29,857
Total Contractual Obligations(5)	$215,256	$200,246	$130,042	$773,751	$1,319,295

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2012.
(2)
Including Specific, Term, and Service Contracts, briefly defined as follows:  Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; Service Contracts include consulting, educational, and professional service contracts.

(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(4)	Estimated based on pricing on December 31, 2012.
(5)	The estimated present value of CH Energy Group's total contractual obligations is $893 million, assuming a discount rate of 3.8%.

The following is a summary of the contractual obligations for Central Hudson as of December 31, 2012 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Years Ending 2014-2015	Years Ending 2016-2017	Thereafter	Total
Long-Term Debt(1)	$30,000	$14,000	$41,000	$404,950	$489,950
Interest Payments - Long-Term Debt(1)	23,522	42,625	41,390	301,763	409,300
Operating Leases	1,728	3,419	3,376	3,376	11,899
Construction/Maintenance & Other Projects(2)	63,647	89,987	12,398	7,270	173,302
Purchased Electric Contracts(3)	32,264	9,005	6,099	15,461	62,829
Purchased Natural Gas Contracts(3)	29,422	27,981	19,849	20,182	97,434
Total Contractual Obligations(4)	$180,583	$187,017	$124,112	$753,002	$1,244,714

(1)	Includes fixed rate obligations and variable interest rate bonds with estimated variable interest payments based on the actual interest paid in 2012.
(2)	Including Specific, Term, and Service Contracts, as defined in footnote (2) of the preceding chart.
(3)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(4)	The estimated present value of Central Hudson's total contractual obligations is $828 million, assuming a discount rate of 3.8%.

In addition to the amounts included in the table above, Central Hudson has an obligation to meet its contractual benefit payment obligations.  Decisions on funding of Retirement Plan obligations are made at least annually and are primarily affected by the discount rate used to determine benefit obligations, current asset values, the projection of Retirement Plan assets and corporate resources.  Based on the funding requirements of the Pension Protection Act, Central Hudson plans to make contributions that maintain the funded percentage at 80% or higher.  Central Hudson's contribution in 2012 to fund the Retirement Plan was $28.0 million and its 2013 contribution is expected to total approximately $26.0 million, resulting in a funded status that meets Central Hudson's objective. The actual contributions could vary significantly based upon actual and projected investment returns, interest rate assumptions and corporate resources.  Actual funded status could vary significantly based on asset returns and changes in the discount rate used to estimate the present value of future obligations.

Central Hudson's contributions in 2012 to fund OPEBs were $3.3 million and its contributions for 2013 are expected to be $2.9 million resulting in a funded status that meets Central Hudson's objectives. The actual contributions could vary significantly based upon actual and projected investment returns, interest rate assumptions and corporate resources. Actual funded status could vary significantly based on asset returns and changes in the discount rate used to estimate the present value of future obligations.

During 2012, the value of the Retirement Plan and OPEB assets increased by $62.3 million and $10.0 million, respectively.  However, the decrease in discount rates from 2011 increased the present value of the plans' liabilities.  The net effect on the funded status of the Retirement Plan was a decrease in the unfunded liability, conversely, the net effect on the funded status of OPEBs was an increase in unfunded liability and as such, additional contributions will likely become necessary. Management expects that such contributions will be recovered through the rate making process over time. Management has transitioned to an investment strategy with a target of 50% long-duration fixed income assets which is intended to reduce the year-to-year volatility of the funded status of the plan and of the level of contributions by more closely aligning the characteristics of plan assets and liabilities. Management cannot currently predict what impact future financial market volatility may have on the funded status of the plan or future funding decisions.

Under the policy of the PSC regarding pension and OPEB costs, Central Hudson recovers these costs through customer rates with differences between actual cost and rate allowances deferred for future recovery from or return to customers.  Based on the current policy, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

Anticipated Sources and Uses of Cash

CH Energy Group's cash flow is primarily generated by the operations of its direct subsidiaries, Central Hudson and CHEC.  Generally, the subsidiaries do not accumulate cash but rather provide cash to CH Energy Group in the form of dividends and, in the case of CHEC, repayments on its intercompany loans.

Central Hudson's planned capital expenditures for construction and removal during 2013 total approximately $115 million.  Central Hudson expects to fund capital expenditures with cash from operations and a combination of short-term and long-term borrowings.  Central Hudson may alter its plan for capital expenditures as its business needs require.

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

Excluding acquisitions, capital expenditures at Griffith are expected to be approximately $2.3 million during 2013.  In accordance with its business strategy, Griffith expects to fund any acquisitions from internally generated cash flow.

Griffith is financed by intercompany loans and equity investments from CH Energy Group in a manner that maintains an equity ratio of approximately 55% before seasonal working capital needs.  CH Energy Group plans to utilize short-term debt to fund seasonal and short-term variations in Griffith's working capital needs.  If wholesale energy prices increase, Griffith would expect a corresponding increase in its current level of working capital.

CH Energy Group believes cash generated from operations and funds obtained from its financing program will be sufficient in 2013 and the foreseeable future to meet working capital needs, pay dividends on its Common Stock, and fund investments and acquisitions to fulfill its public service obligations and growth objectives.

CH Energy Group's secondary sources of funds are its cash reserves and its credit facility.  CH Energy Group's ability to use its credit facility is contingent upon maintaining certain financial covenants.  CH Energy Group does not anticipate that those covenants will restrict its access to funds in 2013 or the foreseeable future.

Effective July 31, 2007, CH Energy Group's Board of Directors extended and amended the Common Stock Repurchase Program of the Company (the "Repurchase Program"), which was originally authorized in 2002.  As amended, the Repurchase Program authorized the repurchase of up to 2,000,000 shares (excluding shares repurchased before July 31, 2007) or approximately 13% of CH Energy Group's outstanding Common Stock, from time to time, through July 31, 2012.  As of the end of the authorized period in July 2012, CH Energy Group had purchased 948,676 shares under the Repurchase Program.

As part of this Repurchase Program, on August 16, 2011, CH Energy Group implemented an accelerated share repurchase program ("ASR") through which, CH Energy Group paid $30 million and received 554,017 shares.  Following the announcement of the proposed acquisition of CH Energy Group by Fortis on February 21, 2012, the agent elected to terminate the agreement.  As a result of the termination, CH Energy Group paid an additional $3.0 million to the agent in final settlement of the ASR program.  As a result of the increase in its stock price subsequent to August 16, 2011, CH Energy Group paid an additional $3.0 million to the agent in final settlement of the ASR program.  There was no change in the number of shares purchased.

Financing Program

CH Energy Group believes that it is well positioned with a strong balance sheet and strong liquidity.  CH Energy Group entered 2013 with modest short-term debt liabilities and significant available capacity under CH Energy Group's and Central Hudson's committed credit facilities.  Central Hudson's strong investment-grade credit ratings help facilitate access to long-term debt; however, despite improving conditions in financial markets, management can make no assurance regarding the availability of financing or its terms and costs.

On October 19, 2012, CH Energy Group entered into a new three year $100 million revolving credit agreement with several commercial banks to provide committed liquidity for a term of three years.  CH Energy Group felt that its strategic transition, including the disposition of certain CHEC assets, warranted a reduction in the size of the credit facility.  The previous $150 million facility was terminated as of the effective date of the new agreement.  At December 31, 2012, CH Energy Group had $19.5 million in outstanding borrowings under its credit agreement. The lenders under this $100 million credit agreement consist of JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., and KeyBank National Association.

Central Hudson maintains a $150 million committed revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., KeyBank National Association and RBS Citizens Bank, N.A. as the participating banks.  The credit facility has a term of five years, ending on October 19, 2016.  In addition to this credit facility, Central Hudson maintains several uncommitted lines of credit with various banks.  These arrangements give Central Hudson competitive options to minimize the cost of its short-term borrowings.  At December 31, 2012, Central Hudson had no outstanding balance under its uncommitted lines of credit or its committed credit facility.

The availability of these facilities is contingent upon the ability of the lenders to fulfill their commitments.  If one or more banks are deemed at risk of being unable to meet their commitments, CH Energy Group and Central Hudson may seek alternative sources of committed credit to supplement the current agreements.  However, alternate sources may not be readily available. CH Energy Group and Central Hudson plan for such a situation in part by reserving portions of the total commitment for unforeseen events.

Central Hudson meets its need for long-term debt financing through a medium-term notes program and privately placed debt.  As a regulated electric and natural gas utility company, Central Hudson is required to obtain authorization from the PSC to issue securities with maturities greater than 12 months.

On September 14, 2012, the PSC authorized Central Hudson to enter into a multi-year committed credit in the principal amount of up to $175 million and to issue up to $250 million of long-term debt through December 31, 2012.  The Order authorized Central Hudson to issue the long-term debt to finance its construction expenditures, refund maturing long-term debt, redeem existing debt and preferred stock and refinance its 1999 NYSERDA Bonds, Series B.

On March 30, 2012, Central Hudson issued $48.0 million of its Series G registered unsecured Medium-Term Notes.  The notes bear interest at the rate of 4.776% per annum on a principal amount of $48.0 million and mature on April 1, 2042.  The proceeds of the sale of the Notes were used by Central Hudson to repay short-term borrowings of $36.0 million incurred to refinance its 6.64% Series D Medium-Term Notes that matured March 28, 2012, and to redeem its Cumulative Preferred Stock, Series D (4.35%), with an aggregate redemption price of approximately $6.1 million, and its 4.96% Cumulative Preferred Stock, Series E, with an aggregate redemption price of approximately $6.1 million on May 18, 2012.

On November 20, 2012, Central Hudson issued $24.0 million of its Series G registered unsecured Medium-Term Notes.  The notes bear interest at the rate of 4.065% per annum on a principal amount of $24.0 million and mature on October 1, 2042.

Central Hudson has two outstanding series of tax-exempt pollution control revenue bonds, totaling $50.4 million in principal amount, which were issued through NYSERDA.  These NYSERDA bonds are insured by Ambac Assurance Corporation ("Ambac"), and the ratings on these bonds reflect the higher of the credit rating of Ambac or Central Hudson, which currently is the rating of Central Hudson.

Central Hudson's Series B 1999 NYSERDA Bonds total $33.7 million and are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs under these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers. As a result, variations in interest rates do not have any impact on earnings.

To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on the Series B Bonds, Central Hudson purchased an interest rate cap based on an index of the short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with the principal amount of the Series B and will expire on April 1, 2014.  The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  As of December 31, 2012, no payout is expected and as such the fair value of this instrument is zero.

Central Hudson is currently evaluating what actions, if any, it may take in the future in connection with its 1999 NYSERDA Series B Bonds.  Potential actions may include converting the debt to another interest rate mode and/or refinancing with taxable bonds.

In November 2013, outstanding Medium-Term notes issued by Central Hudson totaling $30 million will mature. Central Hudson expects to refinance these notes using either publicly or privately placed debt.

Costs incurred in the issuance of the unsecured Series G Medium-Term notes have been allocated proportionately across the issuances and will be amortized over their respective terms.  The amortization of debt costs for both outstanding and redeemed debt are incorporated in the revenue requirement for delivery rates as authorized by the PSC.

Griffith's debt financing of $33.0 million, as of December 31, 2012, is provided by CH Energy Group through intercompany loans at market rates.

For more information on CH Energy Group's and Central Hudson's financing program, see Note 7 - "Short-Term Borrowing Arrangements," Note 8 - "Capitalization - Common and Preferred Stock," and Note 9 - "Capitalization - Long-Term Debt."

Parental Guarantees

For information on parental guarantees issued by CH Energy Group and CHEC, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Parental Guarantees."

Product Warranties

For information on product warranties issued by Griffith, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Product Warranties."

Environmental Matters

For information on environmental matters related to CH Energy Group, Central Hudson, CHEC, and Griffith, see sub-caption "Environmental Matters" in Note 12 - "Commitments and Contingencies" under the caption "Contingencies."

Related Parties

For information on related parties to CH Energy Group and Central Hudson, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Related Party Transactions."

REGULATORY MATTERS – PSC PROCEEDINGS

Fortis – Central Hudson Gas & Electric Corporation Section 70 Joint Petition
(Case 12-M-0192 – Proceeding on the Joint Petition for Approval of the Acquisition of CH Energy Group, Inc. by Fortis Inc. and Related Transactions)

Background:  On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS Inc. ("FortisUS"), and Cascade Acquisition Sub Inc. ("Petitioners"), submitted a joint petition to the PSC for approval of the acquisition of CH Energy Group by Fortis and related transactions.  The petition describes how the acquisition of Central Hudson by Fortis will produce benefits for constituencies that include customers, employees and communities in Central Hudson's service territory as well as positive public benefits.  The petition categorizes the public benefits into three major areas: 1) FortisUS' commitments and intention to preserve and build on the existing strength of Central Hudson as a "stand-alone" company, 2) comprehensive financial protections to mitigate any potential financial risks of the merger consistent with the PSC's disposition of specific issues that have arisen in prior utility merger proceedings in New York State and 3) identifiable financial customer benefits resulting from avoidance of costs otherwise owed to customers by shareholders and cost savings made possible by the merger.  The petition includes proposals and commitments that effectively mitigate any potential risks to Central Hudson's customers from foreign holding company ownership and rate increase risk.  The petitioners have quantified the economic value of the proposals in the merger to be in excess of $50 million.

Notable Activity:
Pursuant to the schedule adopted by the ALJs in the proceeding:
•	On October 12, 2012, the PSC's Staff and other interested parties filed testimony and comments regarding the proposed acquisition.
•	On November 5, 2012, the PSC Trial Staff filed Supplemental Testimony and Exhibits to correct errors related to their calculation of a Public Benefit Adjustment.
•	On November 27, 2012, Petitioners submitted Reply Comments and Rebuttal Testimony and PSC Staff filed Rebuttal Testimony.
•	On December 4, 2012, PSC filed surrebuttal testimony.
•	Parties filed their lists of Disputed Issues of Material Fact on December 4, 2012.
•	Pursuant to a Notice of Potential Settlement filed by the Petitioners on December 12, 2012, a series of settlement discussions were held between December 17, 2012 and January 11, 2013.
•
On January 25, 2013, a Joint Proposal with the Company, Fortis, PSC Staff, Multiple Intervenors, the Department of State Utility Intervention Unit (consumer advocate), and Dutchess, Orange and Ulster counties as signatories, was submitted to the PSC.  The signatory parties have concluded that, based on the terms of the Settlement Agreement, the acquisition is in the public interest pursuant to the New York State Public Service Law, Section 70, and recommended approval by the Commission.

•	Statements in Support/Opposition to the Joint Proposal were due February 8, 2013, with Statement Replies due February 15, 2013.
•	A PSC order regarding the Joint Proposal is expected in the second quarter of 2013.

The major components of the Joint Proposal include:
•	Quantified benefits, in addition to a one-year rate freeze for the period July 1, 2013 through June 30, 2014 including:
-	synergy savings/guaranteed future rate mitigation of $1.85 million per year for 5 years, totaling $9.25 million;
-	$35 million to write off existing deferred regulatory assets and to provide additional future rate mitigation;
-	establishment of a Community Benefit Fund of $5 million to be used for economic development and low income programs;
-	earnings sharing was modified to reduce the threshold from 10.5% to 10% with 50/50 sharing beginning at 10%; and
-
a provision that Central Hudson file a formal Superstorm Sandy deferral petition as soon as reasonably practicable for review by the Commission on an expedited basis.  This petition was filed on February 6, 2013.

The Joint Proposal also includes various governance, corporate and financial protection conditions.  These protections include goodwill and acquisition cost conditions, credit quality and dividend restriction conditions, money pooling conditions and establishing a special class of preferred stock.  In addition, the Joint Proposal established provisions for financial transparency and reporting, affiliate transactions, cost allocations and code of conduct.  Finally, the terms of the Joint Proposal provide additional customer service protections and benefits.

Potential Impacts:  A PSC order regarding the Joint Proposal is expected in the second quarter of 2013.  Central Hudson believes the merger is in the public interest and should be approved on the basis of the proposals set forth in the petition.  Failure to complete the acquisition could negatively affect our share price, including by reducing it to a level at or below the trading range preceding the announcement of the Fortis transaction.  No assurance can be given regarding the outcome of the matter at this time.
Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferred Incremental Costs Associated with Superstorm Sandy
(Case 13-E-0048)

Background:  On October 29, 2012, Central Hudson's service territory was impacted by Superstorm Sandy, and approximately 103,000 electric customers were affected.  The Sandy storm costs were included in the estimate of $22 million storm costs identified in the $35 million of regulatory liabilities to be funded by Fortis. Consistent with the Joint Proposal, on February 6, 2013, Central Hudson filed a petition with the PSC seeking expedited Commission approval to recover $9.7 million of incremental electric storm restoration expense, with carrying charges.  These storm costs represent the amount Central Hudson deferred on its books as of December 31, 2012, based on actual costs incurred, bills received and an estimate for bills outstanding and are above the respective rate allowance during the twelve months ended June 30, 2013, which is the third rate year established by the PSC in its approval of a Joint Proposal in Case 09-E-0588. The Company believes the incremental costs associated with this storm meet the PSC's criteria for deferral: 1) the amount is incremental to the amount in rates; 2) the incremental amount is material and extraordinary in nature and 3) the utility's earnings are below the authorized rate of return on common equity.

Potential Impacts:  If the PSC approves any amount less than the $9.7 million reflected in the petition, Central Hudson's expenses would increase by the unapproved amount during the quarter in which the PSC's order is issued.

SIR Proceeding
(Case 11-M-0034 – Proceeding on Motion of the Commission to Commence a Review and Evaluation of the Treatment of the States' Regulated Utilities' Site Investigation and Remediation ("SIR") Costs)

Background:  In February 2011, the PSC initiated a proceeding to review and evaluate the treatment of MGP SIR costs.  Among the approaches explored during the proceeding were adoption of a generic cost sharing policy and other cost recovery mechanisms.

Notable Activity:
•
On November 28, 2012, the Commission issued its Order in this proceeding.  The Order does not call for an allocation of costs between ratepayers and shareholders due to concerns that instituting such a policy could lead to adverse credit action against utilities by rating agencies.  Therefore, no change in the current recovery structure of MGP SIR costs was ordered.  However there is a possibility of sharing on a case by case basis and the PSC cited two particular circumstances under which it would consider sharing:

1)	As incentive to constrain SIR costs of companies that appear to need such an incentive; and
2)	In negotiation in rate plans where an earnings sharing mechanism is a provision, utilities may be directed to allocate some of the excess earnings to pay down deferred SIR costs.
•	The SIR Order also adopted the following requirements:
1)	annual reporting of SIR costs due at the same time utilities file their PSC Annual Report;
2)	filings of an inventory of best practices for SIR cost containment based on the utilities' efforts to date; and
3)
testimony in any future rate filing in which SIR cost recovery is sought to include: 1) confirmation that the remediation process is in compliance with DEC requirements or existing timetable, 2) data on the Company's SIR cost control efforts (including reference to the best practice inventory), and 3) information related to the results of the Company's review of any internal processes with respect to SIR procedures, specifically with respect to internal controls.

Potential Impacts:  A change to the current recovery structure of MGP SIR costs could have an adverse impact on Central Hudson earnings and cash flow. For further discussion about Central Hudson's SIR activities, see Note 12 – "Commitments and Contingencies" under the caption "Former Manufactured Gas Plant Facilities" to the Consolidated Financial Statements of this 10-K Annual Report. The outcome of this proceeding did not have any impact on Central Hudson's current accounting and recovery of MGP SIR costs.

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferred Incremental Costs Associated with Tropical Storm Irene
(Case 11-E-0651)

Background:  On November 28, 2011, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $11.4 million of incremental electric storm restoration expenses above the respective rate allowance during the twelve months ended June 30, 2012.  These incremental costs represent the amount Central Hudson deferred on its books as of October 31, 2011 based on actual costs incurred, bills received and an estimate for bills outstanding.  The Company believes the incremental costs associated with this storm meet the PSC's criteria for deferral: 1) the amount is incremental to the amount in rates; 2) the incremental amount is material and extraordinary in nature and 3) the utility's earnings are below the authorized rate of return on common equity.

Potential Impacts:  If the PSC approves any amount less than the $11.4 million reflected in the petition, Central Hudson's expenses would increase by the unapproved amount during the quarter in which the PSC's order is issued.

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferral of October 29, 2011 SnowFall Costs
(Case 12-M-0204)

Background:  On October 29, 2011, Central Hudson experienced an unusual winter storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represented the second extraordinary storm event that occurred within the second rate year established by the PSC in its Rate Plan adopting the terms of a Joint Proposal in Case 09-E-0588.  On April 24, 2012, Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  However, because the petition requests the PSC to deviate from its prior precedents, the amount the PSC may grant could be lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company's previous requests to defer incremental storm costs.  Approximately $3.7 million and $3.3 million of incremental restoration expense associated with this storm was expensed in 2011 and 2012, respectively, so that the return on common equity for the twelve months ending June 30, 2012 did not exceed the authorized rate of return of 10%.

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

Impacts on Financing Needs:  The PSC's order provides Central Hudson with the ability to meet its projected working capital, construction financing and maturing debt needs.

Gas Expansion Case
(Case 12-G-0297 – Proceeding on Motion of the Commission to Examine Polices Regarding the Expansion of Natural Gas Services)

Background:  On November 30, 2012, the PSC issued an order instituting a new proceeding to examine and evaluate Commission policies, both within existing franchises and in cases of franchise expansions, to consider policy revisions in hopes of expanding natural gas delivery service in order to take full advantage of prices and other benefits of natural gas.  The Order directed Staff to convene a Technical Conference which was held on January 9, 2013, with presentations from each of the utilities consisting of an overview of their gas system, current practices and policies, plans for expansions and addressing specific questions posed in the proceeding related to barriers to extension and expansion of natural gas faculties, rate and ratepayer considerations, economic development, public/private partnerships and environmental impact.  Three working groups consisting of 1) customers already within 100 feet of a gas main, 2) customers more than 100 feet from an existing main but within the franchised service territory and 3) customers outside of any existing natural gas franchise have been established to develop approaches to address expansion of gas service for each customer group.

Potential Impacts:  No prediction can be made regarding the outcome of the matter or the potential impacts to the Company at this time.

AC Transmission Upgrades Proceeding
(Case 12-T-0532 – Proceeding on Motion to Examine Alternating Current Transmission Upgrades)

Background:  Following the release of the Governor's New York Energy Highway Blueprint, the PSC issued an order on November 30, 2012 instituting a new proceeding to solicit Statements of Intent from transmission owners and developers to address solutions for selected congested transmission corridors.  The PSC held a Technical Conference on December 17, 2012 to provide technical assistance to potential developers and transmission owners contemplating the submittal of Statements of Intent.  On January 25, 2013, the New York Transco comprised of Central Hudson and the other New York Transmission Owners ("NYTOs") filed their Statement of Intent, outlining five transmission infrastructure projects totaling $1.2 billion of investment that improve grid reliability, relieve system bottlenecks, provide economic benefits and protect the environment.

Potential Impacts:  No prediction can be made regarding the outcome of the matter or the potential impacts to the Company at this time.

Moreland Commission

Background:  On November 13, 2012, Governor Cuomo signed an Executive Order to establish a commission under the Moreland Act that will investigate the response, preparation and management on New York State's power utility companies with major storms that hit the state over the past two years which include Tropical Storm Irene, Tropical Storm Lee and Superstorm Sandy.  The Moreland Commission was tasked to undertake a thorough review of all actions taken by companies before and after these emergencies and make specific recommendations to reform and modernize oversight, regulation and management of New York State's power delivery services.  During their investigation, Central Hudson received and responded to two subpoenas from the Commission seeking documents and information.  On January 7, 2013, the Moreland Commission issued an Interim Report making the following recommendations: 1) strengthen state oversight of utilities, 2) unify state energy programs and policy and 3) restructure the Long Island Power Authority ("LIPA").  The Moreland Commission continues to review utility and LIPA operations and will conduct additional public hearings in storm affected areas across the state.  A final report with additional recommendations is expected to be issued in the coming months.

Potential Impacts:  Enactment of many of the Moreland Commission's recommendations requires legislative action and some recommendations, if adopted, may affect the regulation of all NYS utilities', including Central Hudson's future storm preparedness and response as well as its investment plans and maintenance practices.

Other PSC Proceedings

For the year ended December 31, 2012, there has been no significant activity related to the following proceedings:

•	Advanced Metering Infrastructure
•	The American Recovery and Reinvestment Act of 2009
•	Management Audit
•	Energy Efficiency Portfolio Standard and State Energy Planning

Non-Utility Land Sales

For further information regarding non-utility land sales, see Note 2 - "Regulatory Matters."

Electric Reliability Performance

For further information regarding Central Hudson's electric reliability performance, see Note 2 - "Regulatory Matters."

OTHER MATTERS

Pension Protection Act

Under the Pension Protection Act signed into law in 2006, new defined benefit funding rules are effective for plan years beginning after December 31, 2007.  Certain transition rules apply for 2008 through 2010.  For additional discussion regarding the Pension Protection Act, please see the "Retirement Plan" discussion that follows.

Changes In Accounting Standards

See Note 3 - "New Accounting Guidance" for a discussion of the status of new accounting guidance issued.

Off-Balance Sheet Arrangements

CH Energy Group and Central Hudson do not have any off-balance sheet arrangements.

Retirement Plan

See Note 10 – "Post-Employment Benefits" and Critical Accounting Policies for a discussion of the Retirement Plan.

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

CRITICAL ACCOUNTING POLICIES

Regulation

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which for regulated public utilities, includes specific guidance for Regulated Operations.  For additional information regarding regulatory accounting, see Note 2 – "Regulatory Matters."

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

Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties.  For Central Hudson, these estimates are subject to change as the result of a future rate proceeding.  Historical changes have not been material to the Company's financial results.  For Griffith, any changes in estimates used for depreciation are not expected to have a material impact on CH Energy Group's financial results.  The amortization of CH Energy Group's other intangible assets is discussed in detail below under the caption "Goodwill and Other Intangible Assets."

During 2010, Central Hudson elected to change its tax return methodology for claiming deductions for incidental repair and maintenance expenditures on its utility assets.  The change accelerates the recognition of the tax deduction from later periods.  Although the Company believes that its methodology for claiming the deduction is consistent with the Internal Revenue Code and case law, it is unclear whether the Internal Revenue Service will accept the entirety of the deduction claimed.  Accordingly, Central Hudson recorded a reserve in 2010 based upon the expected outcome on audit.  In August 2011, the IRS released Revenue Procedure 2011-43, which provides a safe harbor method of accounting for determining the amount of expenditures required to be capitalized. The Revenue Procedure applies to electric transmission and distribution property only. It also provides procedures for obtaining automatic consent to change to the safe harbor method of accounting. Central Hudson adopted this Revenue Procedure effective with the filing of its 2011 Federal Income Tax return; therefore the electric portion of the reserve established in 2010 has been reclassified to deferred tax liability accounts.  A similar Revenue Procedure related to the gas repair deduction is expected in 2013.  See Note 4 – "Income Tax" for further discussion of the tax reserve established.

Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including economic factors such as future outlooks for the economy, unemployment rates, energy prices and special collection issues.  The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers compensation claims.  Unbilled revenues are determined based on the estimated sales for bi-monthly accounts that have not been billed by Central Hudson in the current month.  The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained.  Historical changes to these items have not been material to the Company's financial results.

See caption "Post-Employment Benefits" below for discussion of significant estimates and assumptions used in the accounting for pension and other post-retirement benefits.

See Note 1 - "Summary of Significant Accounting Policies" under the caption "Use of Estimates" to the Consolidated Financial Statements of this 10-K Annual Report for additional discussion.

Goodwill and Other Intangible Assets

The balances reflected on CH Energy Group's Consolidated Balance Sheet at December 31, 2012 and December 31, 2011 for "Goodwill" and "Other intangible assets - net" relate to Griffith.  Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.

In accordance with current accounting guidance related to goodwill and other intangible assets, both goodwill and intangible assets not subject to amortization are reviewed at least annually for impairment and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Events such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit are examples of likely circumstances.  In assessing whether an impairment exists, the fair value of the reporting unit is compared to the carrying amount of assets.  In the fourth quarter, management performed a qualitative assessment of any potential impairment of Griffith's goodwill.  Based upon the qualitative analysis, management believes that it is more likely than not that the fair market value is more than the carrying value of Griffith and therefore, the first and second steps of the impairment test prescribed in the guidance was deemed not necessary. The carrying amount for goodwill was $39.0 million as of December 31, 2012 and $37.5 million as of December 31, 2011.  If the operating cash flows of Griffith decline significantly relative to CH Energy Group's investment in Griffith in the future, the result could be recognition of a goodwill impairment charge to operations and the amount could be material to CH Energy Group's Consolidated Financial Statements.

The last quantitative analysis of impairment was performed as of September 30, 2010, which reflected that the fair value of Griffith exceeded its carrying value by approximately $34.2 million. Fair value of goodwill is estimated using a weighted average of the discounted cash flow and market approach methodologies. In applying this methodology to the discounted cash flow, reliance is placed on a number of factors, including actual operating results, future business plans, economic projections and market data.  The most significant assumptions used in the discounted cash flow valuation regarding Griffith's fair value in connection with goodwill valuations are: 1) detailed five-year cash flow projections; 2) the risk adjusted discount rate; and 3) Griffith's expected long-term growth rate, which approximates the growth rate imputed from the discrete period cash flow projections on key aspects of the business.  The primary drivers of Griffith's cash flow projections include sales volumes, margin rates and expense inflation, particularly for labor.  The risk adjusted discount rate represents Griffith's weighted average cost of capital and is established based on: 1) the 30 year risk-free rate; 2) Griffith's indicated market-based rate of return on equity; and 3) the current after-tax rate of return on debt.  In valuing its goodwill for 2010, Griffith used an average discount rate of 10.4%.  Had the discount rate been 25 basis points higher, the aggregate estimated fair value of the reporting units would have decreased by $1.2 million, or 1.4%.  In addition, Griffith used an average expected terminal growth rate of 0.5%.  If the expected terminal growth rate was 25 basis points lower, the aggregate estimated fair value of the reporting units would have decreased by $0.8 million, or 0.9%.  Had each year in Griffith's five-year cash flow projections been lower by 1.0%, the aggregate estimated fair value of the reporting units would have decreased by $0.2 million, or 0.3%.

Other intangible assets - net relate to Griffith and are comprised of customer relationships, trademarks and covenants not to compete.  If events indicate that an impairment exists, these assets are tested for impairment by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

In accordance with current accounting guidance, intangible assets that have finite useful lives continue to be amortized over their useful lives.  The estimated useful life for customer relationships is 15 years, which is believed to be appropriate in view of average historical customer attrition.  The useful lives of trademarks were estimated to be 10 years based upon Management's assessment of several variables such as brand recognition, Management's expected use of the trademark, and other factors that may have affected the duration of the trademark's life.  The useful life of a covenant not to compete is based on the expiration date of the covenant, generally between three and ten years.  Amortization expense was $2.5 million, $2.4 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The weighted average amortization period for all assets acquired in the current year is 13 years.  The weighted average amortization periods for customer relationships, trademarks and covenants not to compete are 15 years, 10 years and 4 years, respectively.  The estimated useful life of Griffith's customer relationships is tested annually based on actual experience.  The amortizable life of these assets has not changed since Griffith was acquired.

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is as follows (In Thousands):

	2013	2014	2015	2016	2017
Estimated Amortization Expense	$2,645	$2,636	$2,374	$988	$683

See Note 6 - "Goodwill and Other Intangible Assets" of this 10-K Annual Report for additional discussion.

Post-Employment Benefits

In accordance with the terms of the 2009 and 2010 Rate Orders, Central Hudson is authorized to defer any differences between rate allowances and actual costs for both its Retirement and OPEB plans.  As a result, Central Hudson expects to fully recover its net periodic pension and OPEB costs over time.

Central Hudson's reported costs of providing non-contributory defined pension benefits as well as certain health care and life insurance benefits for retired employees are dependent upon numerous factors resulting from actual plan experience and assumptions of future plan performance.

The significant assumptions and estimates used to account for the Retirement Plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the pension plan and other post-retirement plan assets, health care cost trend rate, the rate of compensation increase, mortality assumptions, termination assumptions, retirement assumptions and the method of amortizing gains and losses.

For 2012, the Projected Benefit Obligation ("PBO") for Central Hudson's Retirement Plan ($608 million) and its obligation for OPEB costs ($157 million) were determined using a 3.8% and a 3.7% discount rate, respectively. These rates were determined using the Mercer Pension Discount Yield Curve reflecting projected cash flows. As of November 30, 2012, the Mercer Pension Discount Yield Curve bond selection criteria was expanded to reflect a broader representation of the high quality corporate bond universe. The impact of this change on the resulting discount rate at December 31, 2012 was not material. A 0.25% change in the discount rate would affect the projection of the pension PBO by approximately $20.3 million and the OPEB obligation by approximately $5.3 million.

Actuarial gains and losses, which include investment returns, discount rates and demographic experience that are different than anticipated based on the actuarial assumptions, are amortized in accordance with procedures set forth by the PSC which require the full gain or loss arising each year to be amortized uniformly over ten years. The cumulative experience for the years 2003 through 2012, which has not yet been amortized into pension expense, is a net loss of $132.4 million.  This net loss includes a significant decline in asset values in 2008 and a decrease in the discount rate in recent years. This cumulative net loss will be reflected in future pension expense for the next ten years in accordance with a set amortization schedule.

During the year ended December 31, 2012, Central Hudson contributed $28.0 million and $3.3 million to its Retirement and OPEB plans, respectively. The total value of the Retirement Plan assets increased by $62.3 million and the OPEB plan assets increased in value by $10.0 million. A decrease in discount rates from 2011 increased the present value of the plans' liabilities at December 31, 2012. The net effect on the funded status of the Retirement Plan was a decrease in the unfunded Retirement Plan liability of $8.7 million. The net effect on the funded status of OPEBs was an increase in the unfunded OPEB liability of $5.4 million. A 0.25% change in the discount rate would impact the net periodic benefit cost by $1.8 million for the Retirement Plan and $0.4 million for OPEBs.  Additional contributions will likely become necessary under the terms of the Pension Protection Act of 2006.  Management expects that such contributions will continue to be incorporated in the rate making process over time.  The rate of compensation increase was based on historical and current compensation practices of Central Hudson giving consideration to any anticipated changes in this practice.  Central Hudson has investment policies for these plans which include asset allocation ranges designed to achieve a reasonable return over the long-term, recognizing the impact of market volatility.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with both the Retirement Plan and OPEBs investment strategies.

Central Hudson's pension and other post-retirement plans' weighted average asset allocations at December 31, 2012 and 2011, by asset category are as follows:

	Pension Plan		Other Plans
	2012	2011	2012	2011
Equity Securities	50.5%	35.8%	61.6%	60.4%
Debt Securities	47.4	54.4	37.9	38.1
Other	2.1	9.8	0.5	1.5
Total	100.0%	100.0%	100.0%	100.0%

The expected long-term rate of return on Retirement Plan and OPEB assets are 6.25% and 7.8%, net of investment expense. In determining the expected long-term rate of return on plan assets, Central Hudson considered forward-looking estimated returns for each asset class evaluated in light of current economic conditions. The expected long-term rate of return is a weighted average based on each plan's investment mix and the forward-looking estimated returns for each investment class. The actual annual return on Central Hudson's Retirement Plan and OPEB assets over the previous three years are summarized as follows:

Calendar Year Performance	2012	2011	2010
Central Hudson Retirement Plan	14.1%	8.1%	13.3%
Central Hudson OPEB (1)	14.3%	1.2%	14.1%
Central Hudson OPEB (1)	14.1%	8.1%	11.8%

(1)  OPEB assets are comprised of two separate groups of investment funds.

A 25 basis point decrease in the expected long-term rate of return on Retirement Plan and OPEB assets would have the following impact: increase the net periodic benefit cost by $1.1 million for the pension plan and $0.2 million for OPEBs.  The expected long-term rate of return is reviewed annually in the fourth quarter and updated if the determinants have changed.

The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A 1% change in assumed health care cost trend rates would have the following effects (In Thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components for 2012	$447	$(382)
Effect on year‑end 2012 post‑retirement benefit obligation	$4,916	$(4,292)

See Note 10 - "Post-Employment Benefits" of this 10-K Annual Report for additional discussion.

Accounting for Derivatives

CH Energy Group and its subsidiaries use derivatives to manage their commodity and financial market risks; they do not enter into derivative instruments for speculative purposes.  As a result of deferrals under Central Hudson's regulatory mechanisms and offsetting changes of commodity prices for both Central Hudson and Griffith, derivatives that CH Energy Group and Central Hudson enter into do not materially impact earnings.

All derivatives, other than those specifically excepted, are reported on the Consolidated Balance Sheet at fair value.  For discussions relating to market risk and derivative instruments, see Item 7A - "Quantitative and Qualitative Disclosure About Market Risk" and Note 14 - "Accounting for Derivative Instruments and Hedging Activities" of this 10-K Annual Report.

ITEM 7A - Quantitative and Qualitative Disclosure About Market Risk

The practices employed by CH Energy Group and Central Hudson to mitigate risks discussed below continue to operate effectively.  For related discussion on this activity, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the sub-caption "Capital Resources and Liquidity," Note 14 - "Accounting for Derivative Instruments and Hedging Activities" and Note 9 – "Long-Term Debt" within this 10-K Annual Report.

The primary market risks for CH Energy Group and its subsidiaries and investments are commodity price risk and interest rate risk.  Commodity price risk, related primarily to purchases of natural gas, electricity, and petroleum products for resale to retail customers, is mitigated in several different ways.  Central Hudson, as authorized by the PSC, collects its actual purchased electricity and purchased natural gas costs from its customers through cost adjustment clauses in its rates.  These adjustment clauses provide for the collection of costs, including risk management and working capital costs, to reflect the actual costs incurred in obtaining supply.  Risk management costs are defined by the PSC as "costs associated with transactions that are intended to reduce price volatility or reduce overall costs to customers.  These costs include transaction costs and gains and losses associated with risk management instruments."  Depending on market conditions, Central Hudson may enter into long-term fixed supply and long-term forward supply contracts for the purchase of these commodities.  Central Hudson also uses natural gas storage facilities, which enable it to purchase and hold quantities of natural gas at pre-heating season prices for use during the heating season.  Griffith may increase the prices charged for the commodities it sells in response to changes in costs; however, its ability to raise prices is generally limited by what the competitive market in which it participates will bear.

Central Hudson and Griffith have in place an energy risk management program within their operations.  This risk management program permits the use of derivative financial instruments for hedging purposes but does not permit their use for trading or speculative purposes.  Central Hudson and Griffith have entered into either exchange-traded futures contracts or over-the-counter ("OTC") contracts with third parties to hedge commodity price risk associated with the purchase of natural gas, electricity, and petroleum products and to hedge the effect on earnings due to significant variations in weather conditions from historical patterns.  The types of derivative instruments typically used include natural gas futures and swaps to hedge natural gas purchases, contracts for differences to hedge electricity purchases, put and call options to hedge oil purchases, and degree-day based weather derivatives to hedge weather variations.  In this latter case, Griffith uses such derivative instruments to dampen the impact of weather variations on delivery revenues.  OTC derivative transactions are entered into only with counterparties that meet certain credit criteria.  The creditworthiness of these counterparties is determined primarily by reference to published credit ratings.

The use of derivative instruments for hedging purposes is discussed in more detail in Note 14 -"Accounting for Derivative Instruments and Hedging Activities," which incorporates sensitivity analysis for each type of derivative instrument.

Interest rate risk affects Central Hudson but is managed through the issuance of fixed-rate debt with varying maturities and of variable rate debt for which interest is reset on a periodic basis to reflect current market conditions.  In the case of Central Hudson's variable rate debt, the difference between costs associated with actual variable interest rates and costs embedded in customer rates is deferred for eventual refund to or recovery from customers.  The variability in interest rates is also managed with the use of a derivative financial instrument known as an interest rate cap agreement, for which the premium cost and any realized benefits also pass through the aforementioned regulatory recovery mechanism.  To mitigate the potential cash flow impact from unexpected increases in short-term interest rates on Series B NYSERDA Bonds, on March 28, 2012, Central Hudson purchased an interest rate cap based on an index of short-term tax-exempt debt.  The rate cap is two years in length with a notional amount aligned with Series B and will expire on April 1, 2014.

The cap is based on the monthly weighted average of an index of tax-exempt variable rate debt, multiplied by 175%.  Central Hudson would receive a payout if the adjusted index exceeds 5.0% for a given month.  The rate cap replaced an expiring rate cap with substantially similar terms.  Please refer to Note 9 - "Capitalization - Long-Term Debt," Note 15 - "Other Fair Value Measurements" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the sub-caption "Capital Resources and Liquidity" for additional disclosure related to long-term debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CH Energy Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CH Energy Group, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying CH Energy Group Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central Hudson Gas & Electric Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Central Hudson Gas & Electric Corporation (the "Company") at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Central Hudson Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 25, 2013

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – CH ENERGY GROUP

The management of CH Energy Group, Inc. ("management") is responsible for establishing and maintaining adequate internal control over financial reporting for CH Energy Group, Inc. (the "Corporation") as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2012.  Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2012, the Corporation maintained effective internal control over financial reporting.

The effectiveness of the Corporation's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven V. Lant	/s/ Christopher M. Capone
Steven V. Lant	Christopher M. Capone
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 25, 2013

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – CENTRAL HUDSON

The management of Central Hudson Gas & Electric Corporation ("management") is responsible for establishing and maintaining adequate internal control over financial reporting for Central Hudson Gas & Electric Corporation (the "Corporation") as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2012.  Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2012, the Corporation maintained effective internal control over financial reporting.

The effectiveness of the Corporation's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven V. Lant	/s/ Christopher M. Capone
Steven V. Lant	Christopher M. Capone
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 25, 2013

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME
(In Thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Operating Revenues
Electric	$512,081	$538,548	$563,139
Natural gas	132,434	161,974	156,795
Competitive business subsidiaries:
Petroleum products	260,856	266,066	220,518
Other	19,348	18,932	19,656
Total Operating Revenues	924,719	985,520	960,108
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	175,721	206,160	246,116
Purchased natural gas	49,276	76,778	75,189
Purchased petroleum	224,996	228,156	182,753
Other expenses of operation - regulated activities	232,222	238,557	224,955
Other expenses of operation - competitive business subsidiaries	46,800	47,474	45,429
Impairment on long-lived assets	-	-	2,116
Merger related costs	10,058	-	-
Depreciation and amortization	42,781	40,055	38,275
Taxes, other than income tax	51,547	48,751	45,972
Total Operating Expenses	833,401	885,931	860,805
Operating Income	91,318	99,589	99,303
Other Income and Deductions
Income (loss) from unconsolidated affiliates	174	735	(318)
Interest on regulatory assets and other interest income	6,769	5,777	5,475
Impairment of investments	-	(3,582)	(11,408)
Regulatory adjustments for interest costs	1,307	1,351	(1,105)
Business development costs	(88)	(1,222)	(1,809)
Other - net	(984)	(493)	(1,509)
Total Other Income (Deductions)	7,178	2,566	(10,674)
Interest Charges
Interest on long-term debt	24,949	26,520	22,973
Penalty for early retirement of debt	-	2,982	-
Interest on regulatory liabilities and other interest	6,792	5,656	6,112
Total Interest Charges	31,741	35,158	29,085

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	66,755	66,997	59,544
Income Taxes	26,908	23,813	19,214
Net Income from Continuing Operations	39,847	43,184	40,330

Discontinued Operations
Income (loss) from discontinued operations before tax	-	1,660	(2,333)
Loss from sale of discontinued operations	-	(457)	-
Income tax benefit from discontinued operations	-	(1,923)	(1,205)
Net Income (loss) from Discontinued Operations	-	3,126	(1,128)

Net Income	39,847	46,310	39,202

Net Income attributable to non-controlling interest:
Non-controlling interest in subsidiary	-	-	(272)
Dividends declared on Preferred Stock of subsidiary	624	970	970
Preferred Stock Redemption Premium	342	-	-
Net Income Attributable to CH Energy Group	38,881	45,340	38,504

Dividends declared on Common Stock	33,169	33,291	34,161
Change in Retained Earnings	$5,712	$12,049	$4,343

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT'D)
(In Thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Common Stock:
Average shares outstanding - Basic	14,909	15,278	15,785
Average shares outstanding - Diluted	15,099	15,481	15,952

Income from continuing operations attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$2.61	$2.77	$2.51
Earnings per share - Diluted	$2.58	$2.73	$2.48

Income (loss) from discontinued operations attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$-	$0.20	$(0.07)
Earnings per share - Diluted	$-	$0.20	$(0.07)

Amounts attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$2.61	$2.97	$2.44
Earnings per share - Diluted	$2.58	$2.93	$2.41
Dividends Declared per Share	$2.22	$2.19	$2.16

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$39,847	$46,310	$39,202

Other Comprehensive Income:
Fair value of cash flow hedges:
Reclassification for gain realized in net income net of tax of $0, $0 and $22	-	-	(34)

Net unrealized gains/(losses) on investments held by equity method investees - net of tax of ($17), $70 and ($206), respectively	26	(105)	309

Other comprehensive income (loss)	26	(105)	275

Comprehensive Income	39,873	46,205	39,477

Comprehensive income attributable to non-controlling interest	966	970	698

Comprehensive income attributable to CH Energy Group	$38,907	$45,235	$38,779

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$39,847	$46,310	$39,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,898	37,461	36,156
Amortization	4,883	4,200	3,892
Deferred income taxes - net	25,303	20,207	30,858
Bad debt expense	6,331	8,516	4,692
Impairment of investments	-	3,582	11,408
Impairment on long-lived assets	-	-	2,116
(Undistributed) distributed equity in earnings of unconsolidated affiliates	(174)	(735)	863
Pension expense	22,767	26,516	29,345
Other post-employment benefits ("OPEB") expense	6,832	6,801	6,940
Regulatory liability - rate moderation	(1,107)	(8,750)	(16,789)
Revenue decoupling mechanism recorded	(4,194)	1,371	(3,843)
Regulatory asset amortization	4,610	4,571	4,497
Regulatory asset energy efficiency incentives	-	(2,719)	-
(Gain) loss on sale of assets	(103)	283	-
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(7,195)	(2,728)	(10,033)
Fuel, materials and supplies	746	(417)	(563)
Special deposits and prepayments	531	851	(1,493)
Income and other taxes	1,372	1,140	19,870
Accounts payable	2,717	(18,378)	11,138
Accrued interest	(402)	(65)	331
Customer advances	5,782	3,218	(3,141)
Pension plan contribution	(28,579)	(32,699)	(64,805)
OPEB contribution	(3,269)	(1,184)	(4,800)
Revenue decoupling mechanism collected	1,660	1,671	5,049
Regulatory asset - storm deferral	(6,183)	(11,753)	(19,667)
Regulatory asset - manufactured gas plant ("MGP") site remediation	1,657	4,412	(12,216)
Regulatory asset - Temporary State Assessment	1,132	2,342	1,445
Deferred natural gas and electric costs	(592)	19,545	(2,709)
Other - net	19,651	7,311	19,207
Net cash provided by operating activities	131,921	120,880	86,950
Investing Activities:
Proceeds from federal grants	-	14,744	-
Proceeds from sale of assets	173	45,472	82
Additions to utility and other property and plant	(106,936)	(88,353)	(103,111)
Acquisitions made by competitive business subsidiaries	(3,499)	(4,451)	(743)
Other - net	(4,309)	(4,151)	(4,797)
Net cash used in investing activities	(114,571)	(36,739)	(108,569)
Financing Activities:
Redemption of long-term debt	(37,007)	(54,341)	(106,150)
Proceeds from issuance of long-term debt	72,000	33,400	122,150
Borrowings of short-term debt - net	13,000	6,500	-
Dividends paid on Common Stock	(33,137)	(33,554)	(34,164)
Redemption of Preferred Stock	(12,180)	-	-
Dividends paid on Preferred Stock of subsidiary	(866)	(970)	(970)
Shares repurchased	(2,993)	(48,687)	(1,465)
Other - net	(940)	(628)	(1,798)
Net cash used in financing activities	(2,123)	(98,280)	(22,397)
Net Change in Cash and Cash Equivalents	15,227	(14,139)	(44,016)
Cash and Cash Equivalents at Beginning of Period	15,281	29,420	73,436
Cash and Cash Equivalents at End of Period	$30,508	$15,281	$29,420

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS  (CONT'D)
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$26,008	$29,993	$23,462
Federal and state income taxes paid	$574	$1,146	$5,554
Additions to plant included in liabilities	$10,893	$6,172	$4,125

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET
(In Thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Utility Plant
Electric	$1,067,352	$1,008,394
Natural gas	320,258	305,664
Common	162,352	147,286
Gross Utility Plant	1,549,962	1,461,344

Less: Accumulated depreciation	414,137	398,662
Net	1,135,825	1,062,682

Construction work in progress	58,053	58,847
Net Utility Plant	1,193,878	1,121,529

Non-Utility Property & Plant
Griffith non-utility property & plant	33,574	31,669
Other non-utility property & plant	524	524
Gross Non-Utility Property & Plant	34,098	32,193

Less: Accumulated depreciation - Griffith	23,001	22,006
Net Non-Utility Property & Plant	11,097	10,187

Current Assets
Cash and cash equivalents	30,508	15,281
Accounts receivable from customers - net of allowance for doubtful accounts of $6.5 million and $7.0 million, respectively	91,457	90,937
Accrued unbilled utility revenues	17,155	15,299
Other receivables	9,582	9,512
Fuel, materials and supplies	24,496	25,114
Regulatory assets	32,329	49,526
Income tax receivable	-	432
Fair value of derivative instruments	121	349
Unamortized debt expense	344	407
Special deposits and prepayments	21,362	21,795
Accumulated deferred income tax	12,205	5,895
Total Current Assets	239,559	234,547

Deferred Charges and Other Assets
Regulatory assets - pension plan	146,935	159,020
Regulatory assets - other	109,779	114,980
Fair value of derivative instruments	693	931
Goodwill	38,981	37,512
Other intangible assets - net	12,324	13,173
Unamortized debt expense	4,764	4,128
Investments in unconsolidated affiliates	2,536	2,777
Other investments	17,847	14,461
Other	6,556	6,989
Total Deferred Charges and Other Assets	340,415	353,971
Total Assets	$1,784,949	$1,720,234

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D)
(In Thousands, except share amounts)

	December 31,	December 31,
	2012	2011
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 14,954,884 shares and 14,894,964 shares, respectively	$1,686	$1,686
Paid-in capital	349,428	351,053
Retained earnings	248,103	242,391
Treasury stock - 1,907,203 shares and 1,967,123 shares, respectively	(90,141)	(92,908)
Accumulated other comprehensive income	380	354
Capital stock expense	(166)	(328)
Total Equity	509,290	502,248
Preferred Stock of subsidiary	9,027	21,027
Long-term debt	486,926	446,003
Total Capitalization	1,005,243	969,278
Current Liabilities
Current maturities of long-term debt	31,076	37,006
Notes payable	19,500	6,500
Accounts payable	52,812	43,904
Accrued interest	5,931	6,333
Dividends payable	8,301	8,511
Accrued vacation and payroll	7,984	6,702
Customer advances	28,309	22,527
Customer deposits	7,135	6,647
Regulatory liabilities	10,736	11,161
Fair value of derivative instruments	1,259	19,791
Accrued environmental remediation costs	7,117	6,652
Accrued income and other taxes	635	-
Deferred revenues	4,801	4,801
Other	15,105	17,905
Total Current Liabilities	200,701	198,440
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	7,975	6,988
Regulatory liabilities - other	97,485	99,009
Operating reserves	3,827	3,383
Fair value of derivative instruments	218	-
Accrued environmental remediation costs	8,324	11,036
Accrued OPEB costs	58,412	53,055
Accrued pension costs	113,227	121,911
Tax reserve	2,000	3,172
Other	20,643	18,802
Total Deferred Credits and Other Liabilities	312,111	317,356
Accumulated Deferred Income Tax	266,894	235,160
Commitments and Contingencies
Total Capitalization and Liabilities	$1,784,949	$1,720,234

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2009	16,862,087	$1,686	(1,057,525)	$(44,406)	$350,367	$(328)	$225,999	$184	$1,385	$534,887
Comprehensive Income:
Net income							39,474		(272)	39,202
Dividends declared on Preferred Stock of subsidiary							(970)			(970)
Capital Contributions									172	172
Purchase of equity units from non-controlling interest					(89)				(1,113)	(1,202)
Change in fair value:
Investments								309		309
Reclassification adjustments for gains recognized in net income								(34)		(34)
Dividends declared on common stock							(34,161)			(34,161)
Treasury shares activity - net			(5,300)	(481)	82					(399)
Balance at December 31, 2010	16,862,087	$1,686	(1,062,825)	$(44,887)	$350,360	$(328)	$230,342	$459	$172	$537,804
Comprehensive Income:
Net income							46,310			46,310
Dividends declared on Preferred Stock of subsidiary							(970)			(970)
Capital Contributions									(172)	(172)
Change in fair value:
Investments								(105)		(105)
Dividends declared on common stock							(33,291)			(33,291)
Treasury shares activity - net			(904,298)	(48,021)	693					(47,328)
Balance at December 31, 2011	16,862,087	$1,686	(1,967,123)	$(92,908)	$351,053	$(328)	$242,391	$354	$-	$502,248
Comprehensive Income:
Net income							39,847			39,847
Preferred Stock Redemption						162	(342)			(180)
Dividends declared on Preferred Stock of subsidiary							(624)			(624)
Change in fair value:
Investments								26		26
Dividends declared on common stock							(33,169)			(33,169)
Treasury shares activity - net			59,920	2,767	(1,625)					1,142
Balance at December 31, 2012	16,862,087	$1,686	(1,907,203)	$(90,141)	$349,428	$(166)	$248,103	$380	$-	$509,290

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Revenues
Electric	$512,081	$538,548	$563,139
Natural gas	132,434	161,974	156,795
Total Operating Revenues	644,515	700,522	719,934

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	175,721	206,160	246,116
Purchased natural gas	49,276	76,778	75,189
Other expenses of operation	232,222	238,557	224,955
Depreciation and amortization	38,139	35,475	33,815
Taxes, other than income tax	50,644	48,026	45,011
Total Operating Expenses	546,002	604,996	625,086

Operating Income	98,513	95,526	94,848

Other Income and Deductions
Interest on regulatory assets and other interest income	6,718	5,739	5,474
Regulatory adjustments for interest costs	1,307	1,351	(1,105)
Other - net	(921)	(211)	(1,087)
Total Other Income	7,104	6,879	3,282

Interest Charges
Interest on long-term debt	23,008	23,602	19,745
Interest on regulatory liabilities and other interest	6,648	5,589	6,103
Total Interest Charges	29,656	29,191	25,848

Income Before Income Taxes	75,961	73,214	72,282

Income Taxes	28,791	28,177	26,164

Net Income	47,170	45,037	46,118

Preferred Stock Redemption Premium	342	-	-
Dividends Declared on Cumulative Preferred Stock	624	970	970

Income Available for Common Stock	$46,204	$44,067	$45,148

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$47,170	$45,037	$46,118
Other Comprehensive Income	-	-	-
Comprehensive Income	$47,170	$45,037	$46,118

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$47,170	$45,037	$46,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,765	33,671	32,200
Amortization	2,374	1,804	1,615
Deferred income taxes - net	27,154	27,318	34,119
Bad debt expense	5,616	7,156	3,940
Pension expense	22,767	26,516	29,345
OPEB expense	6,832	6,801	6,940
Regulatory liability - rate moderation	(1,107)	(8,750)	(16,789)
Revenue decoupling mechanism recorded	(4,194)	1,371	(3,843)
Regulatory asset amortization	4,610	4,571	4,497
Regulatory asset energy efficiency incentives	-	(2,719)	-
Gain on sale of property and plant	-	(88)	-
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(4,942)	3,271	(9,052)
Fuel, materials and supplies	1,773	(1,010)	1,278
Special deposits and prepayments	(117)	(967)	1,211
Income and other taxes	1,084	(69)	35,609
Accounts payable	3,080	(13,193)	8,659
Accrued interest	(400)	215	330
Customer advances	3,480	851	(1,249)
Pension plan contribution	(28,579)	(32,699)	(64,805)
OPEB contribution	(3,269)	(1,184)	(4,800)
Revenue decoupling mechanism collected	1,660	1,671	5,049
Regulatory asset - storm deferral	(6,183)	(11,753)	(19,667)
Regulatory asset - MGP site remediation	1,657	4,412	(12,216)
Regulatory asset - Temporary State Assessment	1,132	2,342	1,445
Deferred natural gas and electric costs	(592)	19,545	(2,709)
Other - net	15,346	9,762	21,886
Net cash provided by operating activities	132,117	123,882	99,111

Investing Activities:
Proceeds from sale of property and plant	-	207	-
Additions to utility plant	(104,065)	(83,102)	(72,375)
Other - net	(4,694)	(4,990)	(4,130)
Net cash used in investing activities	(108,759)	(87,885)	(76,505)

Financing Activities:
Redemption of long-term debt	(36,000)	(33,400)	(106,150)
Proceeds from issuance of long-term debt	72,000	33,400	122,150
(Redemption) borrowings of short-term debt - net	(1,500)	1,500	-
Redemption of Preferred Stock	(12,180)	-	-
Dividends paid to parent - CH Energy Group	(22,000)	(43,000)	(31,000)
Dividends paid on cumulative Preferred Stock	(866)	(970)	(970)
Other - net	(981)	(628)	(1,798)
Net cash used in financing activities	(1,527)	(43,098)	(17,768)

Net Change in Cash and Cash Equivalents	21,831	(7,101)	4,838
Cash and Cash Equivalents - Beginning of Period	2,521	9,622	4,784
Cash and Cash Equivalents - End of Period	$24,352	$2,521	$9,622

Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,901	$23,745	$20,002
Federal and state income taxes paid	$-	$-	$-
Additions to plant included in liabilities	$10,893	$6,172	$4,125
Regulatory asset - storm deferral costs in liabilities	$4,386	$3,525	$-

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET
(In Thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Utility Plant
Electric	$1,067,352	$1,008,394
Natural gas	320,258	305,664
Common	162,352	147,286
Gross Utility Plant	1,549,962	1,461,344

Less: Accumulated depreciation	414,137	398,662
Net	1,135,825	1,062,682

Construction work in progress	58,053	58,847
Net Utility Plant	1,193,878	1,121,529

Non-Utility Property and Plant	524	524
Net Non-Utility Property and Plant	524	524

Current Assets
Cash and cash equivalents	24,352	2,521
Accounts receivable from customers - net of allowance for doubtful accounts of $4.6 million and $5.2 million, respectively	60,155	61,610
Accrued unbilled utility revenues	17,155	15,299
Other receivables	5,206	5,301
Fuel, materials and supplies - at average cost	19,264	21,037
Regulatory assets	32,329	49,526
Fair value of derivative instruments	95	320
Unamortized debt expense	344	407
Special deposits and prepayments	18,473	18,258
Accumulated deferred income tax	5,313	-
Total Current Assets	182,686	174,279

Deferred Charges and Other Assets
Regulatory assets - pension plan	146,935	159,020
Regulatory assets - other	109,779	114,980
Fair value of derivative instruments	693	931
Unamortized debt expense	4,764	4,128
Other investments	17,368	14,047
Other	3,740	3,065
Total Deferred Charges and Other Assets	283,279	296,171

Total Assets	$1,660,367	$1,592,503

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D)
(In Thousands, except share amounts)

	December 31,	December 31,
	2012	2011
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock (30,000,000 shares authorized: $5 par value; 16,862,087 shares issued and outstanding)	$84,311	$84,311
Paid-in capital	199,980	199,980
Retained earnings	190,169	165,965
Capital stock expense	(4,799)	(4,961)
Total Equity	469,661	445,295

Cumulative Preferred Stock not subject to mandatory redemption	9,027	21,027

Long-term debt	459,950	417,950
Total Capitalization	938,638	884,272

Current Liabilities
Current maturities of long-term debt	30,000	36,000
Notes payable	-	1,500
Accounts payable	45,002	35,731
Accrued interest	5,782	6,183
Dividends payable - Preferred Stock	-	242
Accrued vacation and payroll	6,708	5,556
Customer advances	18,084	14,604
Customer deposits	7,069	6,582
Regulatory liabilities	10,736	11,161
Fair value of derivative instruments	1,259	19,791
Accrued environmental remediation costs	6,660	6,117
Accrued income and other taxes	3,142	1,274
Accumulated deferred income tax	-	156
Other	12,095	14,855
Total Current Liabilities	146,537	159,752

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	7,975	6,988
Regulatory liabilities - other	97,485	99,009
Operating reserves	2,696	2,120
Fair value of derivative instruments	218	-
Accrued environmental remediation costs	7,293	9,726
Accrued OPEB costs	58,412	53,055
Accrued pension costs	113,227	121,911
Tax reserve	2,000	3,172
Other	19,705	17,955
Total Deferred Credits and Other Liabilities	309,011	313,936

Accumulated Deferred Income Tax	266,181	234,543

Commitments and Contingencies

Total Capitalization and Liabilities	$1,660,367	$1,592,503

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2009	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$150,750	$-	$430,080
Net income							46,118		46,118
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							(31,000)		(31,000)
Balance at December 31, 2010	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$164,898	$-	$444,228
Net income							45,037		45,037
Dividends declared
On cumulative Preferred Stock							(970)		(970)
On Common Stock to parent - CH Energy Group							(43,000)		(43,000)
Balance at December 31, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$165,965	$-	$445,295
Net income							47,170		47,170
Preferred Stock Redemption						162	(342)		(180)
Dividends declared
On cumulative Preferred Stock							(624)		(624)
On Common Stock to parent - CH Energy Group							(22,000)		(22,000)
Balance at December 31, 2012	16,862,087	$84,311	-	$-	$199,980	$(4,799)	$190,169	$-	$469,661

The Notes to Financial Statements are an integral part hereof.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Summary of Significant Accounting Policies

Organization

CH Energy Group, Inc. ("CH Energy Group") is the holding company parent corporation of Central Hudson Gas & Electric Corporation ("Central Hudson") and Central Hudson Enterprises Corporation ("CHEC").  Central Hudson and CHEC are each wholly owned by CH Energy Group.  Griffith Energy Services, Inc. ("Griffith") is CHEC's wholly owned subsidiary.  Their businesses are primarily comprised of a regulated electric utility, regulated natural gas utility and a fuel distribution business.

CHEC's investments in limited partnerships ("Partnerships") and limited liability companies are accounted for under the equity method.  CH Energy Group's proportionate share of the change in fair value of available for sale securities held by the Partnerships is recorded in CH Energy Group's Consolidated Statement of Comprehensive Income.  For more information, see Note 5 - "Acquisitions, Divestitures and Investments."

Basis of Presentation

This Annual Report on Form 10-K is a combined report of CH Energy Group and Central Hudson.  The Notes to the Consolidated Financial Statements apply to both CH Energy Group and Central Hudson.  CH Energy Group's Consolidated Financial Statements include the accounts of CH Energy Group and its wholly owned subsidiaries, which include Central Hudson and CHEC.  Operating results of Griffith are consolidated in the Consolidated Financial Statements of CH Energy Group.  Discontinued operations on CH Energy Group's Consolidated Statements of Income include the operating results of CHEC's subsidiaries which were sold in 2011, including Lyonsdale Biomass, LLC ("Lyonsdale"), Shirley Wind, LLC ("Shirley Wind"), CH-Auburn, LLC ("CH-Auburn") and CH-Greentree, LLC ("CH-Greentree").  The non-controlling interest shown on CH Energy Group's Consolidated Financial Statements represents the minority owner's proportionate share of the income and equity of Shirley Delaware for 2011 and 2010 prior to the sale of this subsidiary and Lyonsdale for 2010 prior to the purchase of the minority owner's interest on October 1, 2010.  Inter-company balances and transactions have been eliminated in consolidation.  See Note 5 – "Acquisitions, Divestitures and Investments" for further information.

The Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which for regulated public utilities, includes specific accounting guidance for regulated operations.  For additional information regarding regulatory accounting, see Note 2 – "Regulatory Matters."

Pending Acquisition by Fortis Inc.

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.  On July 3, 2012, the Federal Energy Regulatory Commission ("FERC") approved the acquisition of CH Energy Group by Fortis.  On July 17, 2012, the Committee on Foreign Investment in the United States approved the acquisition of CH Energy Group by Fortis.  On October 2, 2012, the Federal Trade Commission permitted the 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the acquisition of the Company by Fortis to expire.  On April 20, 2012, Fortis and Central Hudson jointly filed a petition requesting approval of the proposed transaction under Section 70 of the Public Service Law.  Pursuant to a procedure schedule established by the Administrative Law Judges, the PSC Staff and other parties to the proceeding filed testimony and comments on October 12, 2012.  On January 25, 2013, a Joint proposal with the Company, Fortis, PSC Staff, Multiple Intervenors, the Department of State Utility Intervention Unit, and Dutchess, Orange and Ulster counties as signatories, was submitted to the PSC.  The signatory parties have concluded that, based on the terms of the Settlement Agreement, the acquisition is in the public interest pursuant to New York State Public Service Law, Section 70, and recommend approval by the Commission.  While no assurance can be given until a PSC Order is issued and accepted by Fortis, a decision from the PSC regarding the Joint Proposal is not expected until the second quarter of 2013.

Reclassification

Certain amounts in the 2011 Financial Statements have been reclassified to conform to the 2012 presentation.  For more information regarding reclassification of discontinued operations, see Note 5 – "Acquisition, Divestitures and Investments."

The Company reclassified amounts related to in-process work for cost of removal of plant assets from accumulated depreciation to deferred costs, regulatory liabilities. This reclassification resulted in a reduction to both balances of $9.9 million.

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

•
Depreciation and amortization is based on estimates of the useful lives and estimated net salvage value of properties (as described in this Note under the caption "Depreciation and Amortization").  Amortizable intangible assets include trademarks, covenants not to compete and customer relationships related to Griffith, which are amortized based on an assessment of customer attrition as described in Note 6 - "Goodwill and Other Intangible Assets."

•
Estimates for uncollectible accounts are based on customer accounts receivable aging data as well as consideration of various quantitative and qualitative factors, including special collection issues.  In the current year, the decrease in the allowance for doubtful accounts reflects the impact of lower energy prices along with enhanced collection efforts.

•
The tax reserve recorded by Central Hudson relates to a change in 2010 related to its tax return methodology for claiming deductions for incidental repair and maintenance expenditures on its utility assets.  Although the Company believes that its methodology for claiming the deduction is consistent with the Internal Revenue Code and case law, Management cannot predict whether the Internal Revenue Service will accept the entirety of the deduction claimed.  Accordingly, Central Hudson recorded a reserve based upon the expected outcome on audit.  See Note 4 – "Income Tax" for further discussion of the tax reserve established.

•	The estimates for other operating reserves are based on assessments of future obligations related to injuries and damages and workers' compensation claims.
•
Unbilled revenues are determined based on the estimated sales for bimonthly accounts that have not been billed by Central Hudson in the current month.  The estimation methods used in determining these sales are the same methods used for billing customers when actual meter readings cannot be obtained.  Estimated unbilled revenues are reported as current assets, and include amounts recorded both in revenues and as regulatory liabilities.  Revenues for 2012, 2011 and 2010 include an estimate for unbilled revenues of $11.2 million, $10.3 million and $10.1 million, respectively.  Pursuant to regulatory requirements, a portion of unbilled revenue is offset by a regulatory liability and is not included in revenues.  The portion of unbilled revenues offset by a regulatory liability at December 31, 2012, 2011 and 2010 was $6.0 million, $5.0 million and $6.1 million, respectively.

•
The significant assumptions and estimates used to account for the pension plan and other post-retirement benefit expenses and liabilities are the discount rate, the expected long-term rate of return on the retirement plan and post-retirement plan assets, the rate of compensation increase, the healthcare cost trend rate, mortality assumptions, and the method of amortizing gains and losses.  For more information of the significant assumptions and estimates, see Note 10 – "Post-Employment Benefits."

•
Estimates are also reflected for certain commitments and contingencies where there is sufficient basis to project a future obligation.  Disclosures related to these certain commitments and contingencies are included in Note 12 - "Commitments and Contingencies."

Rates, Revenues, and Cost Adjustment Clauses

Central Hudson's electric and natural gas retail rates are regulated by the New York State Public Service Commission ("PSC").  Transmission rates, facilities charges, and rates for electricity sold for resale in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC").

Central Hudson's tariffs for retail electric and natural gas service include purchased electricity and purchased natural gas cost adjustment clauses by which electric and natural gas rates are adjusted to collect the actual purchased electricity and purchased natural gas costs incurred in providing these services.

Central Hudson's delivery rate structure includes revenue decoupling mechanisms ("RDMs"), which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson's customers.

Revenue Recognition

Central Hudson records revenue on the basis of meters read.  In addition, Central Hudson records an estimate of unbilled revenue for service rendered to bimonthly customers whose meters are read in the prior month.  The estimate covers 30 days subsequent to the meter-read date.  As of December 31, 2012, and 2011, the portion of estimated electric unbilled revenues that is unrecognized in accordance with current regulatory agreements were $13.2 million and $11.8 million, respectively.  The full amount of estimated natural gas unbilled revenues are recognized on the Consolidated Balance Sheet.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Griffith records revenue when products are delivered to customers or services have been rendered.  Deferred revenues include unamortized payments from fuel oil burner maintenance and tank service agreements, as well as fees paid by customers for price-protected programs.  These agreements require a one-time payment from the customer at inception of the agreements.  CH Energy Group's deferred revenue balance was $4.8 million as of December 31, 2012 and 2011.  The deferred revenue balance will be recognized in competitive business subsidiaries' operating revenues over the 12-month term of the respective customer contract.

For Central Hudson and Griffith, payments received from customers who participate in budget billing, whose balance represents the amount paid in excess of deliveries received at December 31, are included in customer advances.  On an annual basis, each such customer's budget billings are reconciled with their actual purchases and the accounts are settled.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows and the Balance Sheet, CH Energy Group and Central Hudson consider temporary cash investments with a maturity (when purchased) of three months or less, to be cash equivalents.

Fuel, Materials and Supplies

Fuel, materials and supplies for CH Energy Group are valued using the following accounting methods:

Company	Valuation Method
Central Hudson	Average cost
Griffith	FIFO

The following is a summary of CH Energy Group's and Central Hudson's inventories (In Thousands):

	CH Energy Group		Central Hudson
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Natural gas	$7,638	$11,711	$7,638	$11,711
Petroleum products and propane	3,942	3,422	-	494
Fuel used in electric generation	295	285	295	285
Materials and supplies	12,621	9,696	11,331	8,547
Total	$24,496	$25,114	$19,264	$21,037

Utility Plant - Central Hudson

The regulated assets of Central Hudson include electric, natural gas, and common assets and are listed under the heading "Utility Plant" on Central Hudson's and CH Energy Group's Consolidated Balance Sheets.  The accumulated depreciation associated with these regulated assets is also reported on the Balance Sheets.

The cost of additions to utility plant and replacements of retired units of property are capitalized at original cost.  Capitalized costs include labor, materials and supplies, indirect charges for such items as transportation, certain administrative costs, certain taxes, pension and other employee benefits, and allowances for funds used during construction ("AFUDC"), as further discussed below.  The replacement of minor items of property is included in operating expenses.

The original cost of property, together with removal cost less salvage, is charged to accumulated depreciation at the time the property is retired and removed from service as required by the PSC.

The following summarizes the type and amount of assets included in the electric, natural gas, and common categories of Central Hudson's utility plant balances (In Thousands):

	Estimated	Utility Plant
	Depreciable	December 31,
	Life in Years	2012	2011
Electric
Production	25-75	$37,890	$37,826
Transmission	28-70	247,017	228,319
Distribution	7-80	778,634	741,068
Other	37	3,811	1,181
Total		$1,067,352	$1,008,394

Natural Gas
Production	25-60	$-	$5,695
Transmission	18-70	48,968	46,828
Distribution	25-85	270,848	252,699
Other	N/A	442	442
Total		$320,258	$305,664

Common
Land and Structures	50	$61,615	$58,403
Office and Other Equipment, Radios and Tools	8-35	38,689	34,589
Transportation Equipment	10-12	46,466	43,690
Other	5	15,582	10,604
Total		$162,352	$147,286

Allowance For Funds Used During Construction

Central Hudson's regulated utility plant includes AFUDC, which is defined as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used.  The concurrent credit for the amount so capitalized is reported in the Consolidated Statement of Income as follows: the portion applicable to borrowed funds is reported as a reduction of interest charges while the portion applicable to other funds (the equity component, a noncash item) is reported as other income.  The AFUDC rate was 3.25% in 2012, 6.75% in 2011, and 3.00% in 2010.  The amounts recorded for borrowed funds for the years 2012 and 2011 was $0.3 million each and was $0.2 million for 2010.  The equity component of AFUDC recorded for the years 2012, 2011 and 2010 were $0.3 million, $0.6 million and $0.3 million, respectively.

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

Current accounting guidance related to asset retirement, precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  Central Hudson has classified $43.4 million and $42.7 million of net cost of removal as a regulatory liability as of December 31, 2012 and 2011, respectively.

Central Hudson performs depreciation studies periodically and, upon approval by the PSC, adjusts the depreciation rates of its various classes of depreciable property.  Central Hudson's composite rates for depreciation were 2.79% in 2012 and 2.74% in both 2011 and 2010 of the original average cost of depreciable property.  The ratio of the amount of accumulated depreciation to the original cost of depreciable property at December 31, 2012, 2011, and 2010 was 26.8%, 26.7% and 28.5%, respectively.

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

Research and Development

Central Hudson is engaged in the conduct and support of research and development ("R&D") activities, which are focused on the improvement of existing energy technologies and the development of new technologies for the delivery and customer use of energy.  Central Hudson's R&D expenditures were $4.0 million in 2012, $2.1 million in 2011 and $3.1 million in 2010.  These expenditures were for internal research programs and for contributions to research administered by New York State Energy Research and Development Authority ("NYSERDA"), the Electric Power Research Institute, and other industry organizations.  The decrease in total R&D expenditures in 2011 as compared to the other periods presented is a result of a PSC Order to cease the collection from customers and payment to NYSERDA of certain energy efficiency research funds in 2011.  There was no impact on earnings related to this change and the collections and payments resumed in 2012.  R&D expenditures are provided for in Central Hudson's rates charged to customers for electric and natural gas delivery service, with any differences between R&D expense and the rate allowances deferred for future recovery from or return to customers.

Income Tax

CH Energy Group and its subsidiaries file consolidated federal and state income tax returns.  Income taxes are deferred under the asset and liability method in accordance with current accounting guidance for income taxes, resulting in deferred income taxes for all differences between the financial statement and the tax basis of assets and liabilities.  Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded by Central Hudson to recognize that income taxes will be recovered or refunded through future revenues.  For federal and state income tax purposes, CH Energy Group and its subsidiaries use an accelerated method of depreciation and generally use the shortest life permitted for each class of assets.  Deferred investment tax credits are amortized over the estimated life of the properties giving rise to the credits.  For state income tax purposes, Central Hudson uses book depreciation for property placed in service in 1999 or earlier in accordance with transition property rules under Article 9-A of the New York State Tax Law.  CHEC and Griffith file state income tax returns in those states in which they conduct business.  For more information, see Note 4 - "Income Tax."

Equity-Based Compensation

CH Energy Group has an equity-based employee compensation plan that is described in Note 11 - "Equity-Based Compensation."

Earnings Per Share

The following table presents CH Energy Group's basic and diluted earnings per share included on the Consolidated Statement of Income (In Thousands except Earnings Per Share):

	Year Ended December 31,
	2012			2011			2010
	Avg.	Net	Earnings	Avg.	Net	Earnings	Avg.	Net	Earnings
	Shares	Income	Per Share	Shares	Income	Per Share	Shares	Income	Per Share
Earnings attributable to Common Stock - continuing operations		$38,881			$42,215			$39,632
Earnings attributable to Common Stock - discontinued operations		$-			$3,125			$(1,128)
Average number of common shares outstanding - basic	14,909			15,278			15,785
Earnings per share - basic - continuing operations			$2.61			$2.77			$2.51
Earnings per share - basic - discontinued operations			$-			$0.20			$(0.07)
Average dilutive effect of:
Stock options(1) (2)	-	$-	$-	1	$15	$-	-	$-	$-
Performance shares(2)	159	$-	$0.03	164	$-	$0.03	119	$-	$0.02
Restricted shares(2)	31	$-	$-	38	$-	$0.01	48	$-	$0.01
Average number of common shares outstanding - diluted	15,099	$38,881	$2.58	15,481	$45,355	$2.93	15,952	$38,504	$2.41

(1)
As of December 31, 2012, there are no stock options outstanding.  For 2010, certain stock options have been excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock shares for that applicable year.  The number of Common Stock shares represented by the options excluded from the above calculation were 16,620 for 2010. There were no shares excluded for 2011.

(2)	See Note 11 - "Equity-Based Compensation" for additional information regarding stock options, performance shares and restricted shares.

Related Party Transactions

Thompson Hine LLP serves as outside counsel to CH Energy Group and Central Hudson.  One partner in that firm served as Assistant Secretary of each corporation during the year.  CH Energy Group and Central Hudson paid combined legal fees to Thompson Hine LLP of $1.5 million in 2012, $1.8 million in 2011, and $2.1 million in 2010.

American Recovery and Reinvestment Act of 2009

Central Hudson, Shirley Wind and CH-Auburn have received grant money under the American Recovery and Reinvestment Act of 2009 and account for these grants as a reduction to the related assets or property.  The amount of grant money received by Central Hudson was approximately $0.8 million in 2012 and was not material in 2011.  For further details on grant money received by Shirley Wind and CH-Auburn, see Note 5 – "Acquisitions, Divestitures and Investments."

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

	December 31, 2012
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges (In Thousands)	$30,650	$6,534

(1)	Balance included in CH Energy Group's Consolidated Balance Sheet.

Management is not aware of any existing condition that would require payment under the guarantees.

Product Warranties

Griffith offers a multi-year warranty on heating system installations and has recorded liabilities for the estimated costs of fulfilling its obligations under these warranties.  CH Energy Group's approximate aggregate potential liability for product warranties at both December 31, 2012 and 2011 was $0.1 million.  CH Energy Group's liability for these product warranties were determined by accruing the present value of future estimated warranty expense based on the number and type of contracts outstanding and historical costs for these contracts.

Common Stock Dividends

On December 13, 2012, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share payable February 1, 2013, to shareholders of record as of January 10, 2013.

CH Energy Group's ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC's limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation, Central Hudson was restricted to a maximum payment of $45.1 million in dividends to CH Energy Group for the year ended December 31, 2012.  Central Hudson's dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below "BBB+" by more than one rating agency if the stated reason for the downgrade is related to any of CH Energy Group's or Central Hudson's affiliates.  Further restrictions are imposed for any downgrades below this level.  During 2012, Central Hudson had declared and paid dividends of $22.0 million to parent CH Energy Group.  CH Energy Group's other subsidiaries do not have express restrictions on their ability to pay dividends.

NOTE 2 – Regulatory Matters

Effective June 30, 1998 (and amended March 7, 2000), the PSC approved a settlement agreement (the "Settlement Agreement") between Central Hudson, PSC staff and certain other parties.

The Settlement Agreement included the following major provisions which survived its expiration date: (i) certain limitations on ownership of electric generation facilities by Central Hudson and its affiliates in Central Hudson's franchise territory; (ii) standards of conduct in transactions between Central Hudson, CH Energy Group, and any other subsidiaries of CH Energy Group (such as CHEC and Griffith); (iii) prohibitions against Central Hudson making loans to CH Energy Group or any other subsidiary of CH Energy Group and against Central Hudson guaranteeing debt of CH Energy Group or any other subsidiary of CH Energy Group; (iv) limitations on the transfer of Central Hudson employees to CH Energy Group or other CH Energy Group subsidiaries; (v) certain dividend payment restrictions on Central Hudson; and (vi) treatment of savings up to the amount of an acquisition's or merger's premium or costs flowing from a merger with another utility company.

Regulatory Accounting Policies

Regulated companies such as Central Hudson apply AFUDC to the cost of construction projects and defer costs and credits on the balance sheet as regulatory assets and liabilities (see the caption "Summary of Regulatory Assets and Liabilities" of this Note) when it is probable that those costs and credits will be recoverable through the rate-making process in a period different from when they otherwise would have been reflected in income.  For Central Hudson, these deferred regulatory assets and liabilities, and the related deferred taxes, are then either eliminated by offset as directed by the PSC or reflected in the Consolidated Statement of Income in the period in which the same amounts are reflected in rates.  In addition, current accounting practices reflect the regulatory accounting authorized in the most recent settlement agreement or rate order, whichever the case may be.

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson's regulatory assets and liabilities (In Thousands):

	December 31,	December 31,
	2012	2011
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs (Note 1)	$11,367	$10,775
Deferred unrealized losses on derivatives (Note 14)	1,259	19,791
PSC General and Temporary State Assessment and carrying charges	6,260	8,123
RDM and carrying charges (Note 1)	3,393	791
Residual natural gas deferred balances	4,554	4,554
Deferred debt expense on re-acquired debt	601	625
Deferred and accrued costs - MGP site remediation and carrying charges (Note 12)	4,605	4,577
Other	290	290
	32,329	49,526
Long-term:
Deferred pension costs (Note 10)	146,935	159,020
Deferred unrealized losses on derivatives (Note 14)	218	-
Carrying charges - pension reserve	9,182	4,986
Deferred and accrued costs - MGP site remediation and carrying charges (Note 12)	10,739	14,260
Deferred debt expense on re-acquired debt	4,737	5,332
Deferred Medicare Subsidy taxes	7,808	7,307
Residual natural gas deferred balances and carrying charges	5,443	9,829
Income taxes recoverable through future rates	29,908	42,997
Energy efficiency incentives	2,719	2,719
Deferred storm costs and carrying charges	23,274	15,416
Other	15,751	12,134
	256,714	274,000
Total Regulatory Assets	$289,043	$323,526

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$-	$1,107
Deferred unrealized gains on derivatives	95	-
Income taxes refundable through future rates	4,669	5,062
Deferred unbilled gas revenues	5,972	4,992
	10,736	11,161
Long-term:
Customer benefit fund	2,390	2,623
Deferred cost of removal (Note 1)	43,392	42,687
Rate Base impact of tax repair project and carrying charges	9,099	9,413
Excess electric depreciation reserve carrying charges	1,586	2,678
Deferred unrealized gains on derivatives (Note 14)	693	931
Income taxes refundable through future rates	21,062	29,648
Deferred OPEB costs	7,975	6,988
Carrying charges - OPEB reserve	9,949	5,405
Other	9,314	5,624
	105,460	105,997
Total Regulatory Liabilities	$116,196	$117,158

Net Regulatory Assets	$172,847	$206,368

The significant regulatory assets and liabilities include:

PSC General and Temporary State Assessment:  In April 2009, the PSC issued an order instituting a new Temporary State Assessment to be collected through utility bills as mandated by NYS. Central Hudson is required to make bi-annual payments of this assessment, in conjunction with its payments of the PSC General Assessment, and collect the amount from customers in subsequent months. Deferral accounting for both these assessments was authorized in this order.

Residual Natural Gas Deferred Balances:  As a result of the 2009 and 2010 Rate Orders, certain gas regulatory assets and liabilities were identified for offset and reduced by a depreciation reserve adjustment, resulting in an increase to the net regulatory asset. The remaining balance is being amortized over a four-year period which began July 1, 2010.

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

Carrying Charges - Pension Reserve:  Under the policy of the PSC regarding pension costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson's defined benefit pension plan.  For further discussion regarding this plan, see Note 10 - "Post-Employment Benefits."

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

Energy Efficiency Incentives: In 2008, Central Hudson received approval through the Energy Efficiency Portfolio Standard ("EEPS") proceedings to implement various programs to electric and natural gas residential and commercial customers. In December 2010, the PSC issued an order combining energy savings targets to create a single 2009-2011 target and continuing the system of utility shareholder financial incentives established in the EEPS proceeding. As of December 31, 2011, Central Hudson achieved enough projected savings through committed contracts with residential and commercial customers to earn $2.7 million in incentives under the 2009-2011 defined targets.

Storm Costs:  Central Hudson is authorized to request and the PSC has historically approved deferral accounting for incremental storm restoration costs which meet the following criteria: (1) the expense must be incremental to the amount provided in rates, (2) the incremental costs must be material and extraordinary in nature, and (3) the company's earnings cannot be in excess of the authorized regulatory rate of return.  The balance shown for storm costs as of December 31, 2011 relates to the impacts of Tropical Storm Irene as well as a significant snow storm event in late October 2011.    The balance shown for storm costs as of December 31, 2012 relates to the impacts of Tropical Storm Irene, the significant snow storm event in late October 2011 as well as Superstorm Sandy in October 2012.  The amount related to Superstorm Sandy is based on estimates and assumptions related to storm expense.  The actual amounts may differ from these estimates resulting in changes in the amount of costs deferred.  Management believes the costs deferred as of December 31, 2012 are probable of future recovery.  See Other Regulatory Matters and PSC Proceedings for further details on these storm events.

Income Taxes Refundable:  Regulatory liability balances established to offset deferred tax assets because it is probable that the related balances will be refundable to customers.

Customer Benefit Fund: The 2010 Order prescribes the use of the residual balance to fund economic development.

Carrying Charges - OPEB Reserve:  Under the policy of the PSC regarding OPEB costs, carrying charges are accrued on cash differences between rate allowances and cash contributions to Central Hudson's OPEB plan.  For further discussion regarding this plan, see Note 10 - "Post-Employment Benefits."

In terms of the expected timing for recovery, regulatory asset balances at December 31, 2012, reflect the following (In Thousands):

December 31, 2012
Balances with offsetting accrued liability balances recoverable when future costs are actually incurred:
Deferred pension related to underfunded status	$139,058
Income taxes recoverable through future rates	29,908
Deferred unrealized losses on derivatives	1,477
Deferred costs - MGP sites	13,953
Deferred Medicare Subsidy taxes	7,808
Other	5,235
197,439

Balances earning a return via inclusion in rates and/or the application of carrying charges:
Residual natural gas deferred balances	4,581
Deferred pension costs undercollected(1)	7,877
PSC General and Temporary State Assessment	5,970
Deferred Storm Costs	22,328
Accrued costs - MGP sites	840
Deferred debt expense on re-acquired debt	5,338
Other(1)	10,030
56,964

Subject to current recovery:
Deferred purchased electric and natural gas costs	11,367
Residual natural gas deferred balances	4,554
RDM	3,317
Other	221
19,459

Other:
Energy Efficiency Incentives(1)	2,719
2,719

Accumulated carrying charges:(1)
Pension reserve	9,182
Other	3,280
12,462

Total Regulatory Assets	$289,043

(1)	Subject to recovery in Central Hudson's future rate proceedings.

2009 and 2010 Rate Orders

The Company's 2009 and 2010 Rate Orders all provide for deferral accounting for full recovery of purchased electricity and natural gas, pensions, OPEBs, MGP site remediation, asbestos litigation and variable rate debt.  Additionally, they include penalty-only performance mechanisms for customer service quality, electric reliability and natural gas safety.

Other significant components of the 2009 and 2010 Rate Orders include:

Description	2009 Rate Order	2010 Rate Order
Electric delivery revenue increases	$39.6 million(1) 7/1/09	$11.8 million(2) 7/1/10 $9.3 million(2) 7/1/11 $9.1 million 7/1/12
Natural gas delivery revenue increases	$13.8 million 7/1/09	$5.7 million 7/1/10 $2.4 million 7/1/11 $1.6 million 7/1/12
ROE	10.0%	10.0%
Earnings sharing	No	Yes(3)
Capital structure – common equity	47%	48%
Targets with true-up provisions - % of revenue requirement to defer for shortfalls:
Capital Expenditures	Not applicable	Not applicable
Net plant balances	100%	100%
Transmission and distribution ROW maintenance	Not applicable	100%
RDMs – electric and natural gas(4)	Yes	Yes
New deferral accounting for full recovery:
Fixed debt costs	Yes	Yes(5)
Transmission sag mitigation	Yes	Yes
New York State Temporary Assessment	Yes	Yes
Material regulatory actions	Not applicable	Yes(6)
Property taxes – Deferral for 90% of excess/deficiency relative to revenue requirement	No	Yes(7)

(1)	Moderated by $20 million bill credit.
(2)	Moderated by $12 million and $4 million bill credits, respectively.
(3)	ROE > 10.5%, 50% to customers, > 11.0%, 80% to customers, > 11.5%, 90% to customers.
(4)	Electric is based on revenue dollars; gas is based on usage per customer.
(5)	Deferral authorization in RY2 and RY3 only.
(6)	Legislative, governmental or regulatory actions with individual impacts greater than or equal to 2% of net income of the applicable department.
(7)	The Company's pre-tax gain or loss limited to $0.7 million per rate year.

Other Regulatory Matters and PSC Proceedings

The Commission authorized deferral of $19.1 million of the incremental electric storm restoration expense related to the significant storm event in February 2010 and the $2.6 million of incremental bad debt expense and denying deferral of the Company's $2.5 million of incremental electric and gas property tax expense.  The PSC also approved the ratemaking treatment to offset these deferrals with tax refunds as proposed by the Company in its petition filed on September 23, 2010.  The offsets have been recorded as of March 31, 2011.  The remaining balance of the tax refund not subject to offset has been established as a regulatory liability subject to carrying charges for the benefit of customers totaling $9.0 million.

In late August 2011, Central Hudson's service territory was affected by Tropical Storm Irene, disrupting service to approximately 180,000 customers.  Central Hudson has a petition with the PSC seeking to defer for future recovery with carrying charges the $11.4 million of incremental electric storm restoration expense above the respective rate allowance during the twelve months ended June 30, 2012.  The Company believes the incremental costs associated with this storm meet the PSC's criteria for deferral.  As of December 31, 2012, the deferred balance related to this storm event was $11.0 million.

On October 29, 2011, Central Hudson experienced an unusual fall storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represented the second extraordinary storm event that occurred within the rate year.  Central Hudson has a petition with the PSC to defer for future recovery with carrying charges the $8.6 million of total incremental electric storm restoration expense. The Company believes that it is entitled to fully recover all of these incremental expenses and has filed its petition with the PSC to reflect that position.  However, because the petition requests the PSC to deviate from its prior precedents, the amount the PSC may grant could be lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company's previous requests to defer incremental storm costs.  Approximately $3.7 million and $3.3 million of incremental restoration expense associated with this storm was expensed in 2011 and 2012, respectively, so that the return on common equity for the twelve months ending June 30, 2012 did not exceed the authorized rate of return of 10%.  As of December 31, 2012, the deferred balance related to this storm event was $1.6 million.

On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS Inc. ("FortisUS"), and Cascade Acquisition Sub Inc. ("Petitioners"), submitted a joint petition to the PSC for approval of the acquisition of CH Energy Group by Fortis and related transactions.  The petition describes how the acquisition of Central Hudson by Fortis will produce benefits for constituencies that include customers, employees and communities in Central Hudson's service territory as well as positive public benefits.  The petition categorizes the public benefits into three major areas: 1) FortisUS' commitments and intention to preserve and build on the existing strength of Central Hudson, 2) mitigation of any potential negative aspects of the merger consistent with the PSC's disposition of specific issues that have arisen in prior utility merger proceedings in New York State and 3) identifiable monetary benefits resulting from assignment of costs to shareholders and cost savings made possible by the merger.  The petition includes proposals and commitments that effectively mitigate any potential risks to Central Hudson's customers from foreign holding company ownership and excess rate risk.  The petitioners have quantified the economic value of the proposals in the merger to be in excess of $50 million.  On January 25, 2013, a Joint Proposal with the Company, Fortis, PSC Staff, Multiple Intervenors, the Department of State Utility Intervention Unit, and Dutchess, Orange and Ulster counties as signatories, was submitted to the PSC.  The signatory parties have concluded that, based on the terms of the Settlement Agreement, the acquisition is in the public interest pursuant to the New York State Public Service Law, Section 70, and recommended approval by the Commission.  While no assurance can be given, a PSC order regarding the Joint Proposal is expected in the second quarter of 2013.  Central Hudson believes the merger is in the public interest and should be approved on the basis of the proposals set forth in the petition.  No assurance can be given regarding the outcome of the matter at this time.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Regulatory Matters – PSC Proceedings" for further discussion regarding the terms of the Joint Proposal and schedule.

On October 29, 2012, Central Hudson's service territory was impacted by Superstorm Sandy, and approximately 103,000 electric customers were affected.  The Sandy storm costs were included in the estimate of $22 million storm costs identified in the $35 million of regulatory liabilities to be funded by Fortis. Consistent with the Joint Proposal, on February 6, 2013, Central Hudson filed a petition with the PSC seeking expedited Commission approval to recover $9.7 million of incremental electric storm restoration expense, with carrying charges. These storm costs represent the amount Central Hudson deferred on its books as of December 31, 2012 based on actual costs incurred, bills received and an estimate for bills outstanding and are above the respective rate allowance during the twelve months ended June 30, 2013, which is the third rate year established by the PSC in its approval of a Joint Proposal in Case 09-E-0588. The Company believes the incremental costs associated with this storm meet the PSC's criteria for deferral: 1) the amount is incremental to the amount in rates; 2) the incremental amount is material and extraordinary in nature and 3) the utility's earnings are below the authorized rate of return on common equity.

Other Regulatory Matters

Non-Utility Land Sales - Central Hudson

Central Hudson did not sell any parcels of non-utility property during 2012. Central Hudson had two property sales of non-utility real property resulting in $0.1 million in excess of book value and transaction costs during the year-ended December 31, 2011.  Central Hudson did not sell any parcels of non-utility property during 2010.  This excess is recorded as a reduction to Other Expenses of Operation on the Consolidated Statement of Income.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, including explanations for any new guidance issued in 2012 (except that which is not currently applicable) and the expected impact on CH Energy Group and its subsidiaries.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Comprehensive Income (Topic 220)	ASU No. 2011-05	Presentation of Comprehensive Income	Jun-11	Jan-12
1	Intangibles - Goodwill and Other (Topic 350)	ASU No. 2011-08	Testing Goodwill for Impairment	Sept-11	Jan-12
1	Comprehensive Income (Topic 220)	ASU No. 2011-12	Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income	Dec-11	Jan-12
1	Fair Value Measurements (Topic 820)	ASU No. 2011-04	Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS	May-11	Jan-12
2	Balance Sheet (Topic 210)	ASU No. 2011-11	Disclosures about Offsetting Assets and Liabilities	Dec-11	Jan-13
3	Intangibles - Goodwill and Other (Topic 350)	ASU No. 2012-02	Amendments for Testing Indefinite-Lived Intangible Assets for Impairment	Jul-12	Sept-12

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
(3)
No current impact on the financial condition, results of operations and cash flows of CH Energy Group and its subsidiaries when adopted on the earlier than the effective date noted.  Additional disclosures have been added or presentation of information modified where required.

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

This change resulted in federal and state net operating income tax losses ("NOL").  For Federal tax purposes, CH Energy Group elected to carry back the NOL, which resulted in tax refunds for the tax years 2004 through 2008.  The remaining 2010 and 2011 NOL will be carried forward to future periods.  For NYS tax purposes, the 2009 and 2010 NOL will be carried forward to future periods.  NOL carryforwards will expire in 20 years if not otherwise utilized.  CH Energy Group believes future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.  Future tax benefits resulting from this change are included within "Accumulated Deferred Income Tax" on the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet.  CH Energy Group and Central Hudson NOL carryforwards are summarized as follows (In Thousands):

			NOL Carryforward Amount
Year Ended	NOL	NOL Expires	CH Energy Group	Central Hudson
12/31/09	NY State	12/31/29	$15,191	$19,016
12/31/10	Federal	12/31/30	$14,980	$10,213
12/31/10	NY State	12/31/30	$47,836	$29,802
12/31/11	Federal	12/31/31	$1,651	$-

At December 31, 2010, the final regulations clarifying what qualifies as deductible repair and maintenance expenditures for prospective tax years had not been issued.  Due to uncertainty, in 2010 Central Hudson established reserves against a portion of the tax benefits claimed.  For Federal tax purposes, $8.3 million was reserved against the tax benefit claimed as a result of the 2009 NOL that was carried back to prior years and $1.6 million was reserved against the 2010 NOL Deferred Tax Asset carried forward.  For NYS tax purposes, an additional $1.6 million was reserved against the 2009 and 2010 NOL Deferred Tax Asset carry forward.  In August 2011, the IRS released Revenue Procedure ("Rev Proc") 2011-43, which provided guidance related to repair deductions for electric transmission and distribution property.  Based on guidance provided by this Rev Proc, Central Hudson reclassified $6.4 million of the original reserve related to electric transmission and distribution repairs to deferred tax liability accounts.  A Revenue Procedure related to the treatment of gas repairs is expected in 2013.  The remaining reserve related to the gas repair deduction is shown as "Tax Reserve" under the Deferred Credits and Other Liabilities section of the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet.  Interest on the remaining reserve is being accrued at the applicable IRS rate and is included in "Accrued Interest" under current liabilities on the CH Energy Group Consolidated Balance Sheet and the Central Hudson Balance Sheet and included in "Interest on regulatory liabilities and other interest" under Interest Charges on the CH Energy Group Consolidated Statement of Income and the Central Hudson Statement of Income.  No penalties have been recorded related to this uncertain tax position.  If CH Energy Group and its subsidiaries incur any penalties on underpayment of taxes, the amounts would be included in "Other" under the Current Liabilities section of the Balance Sheets and "Other-net" under the Other Income and Deductions section of the Statements of Income.

Other than the uncertain tax position related to the Company's accounting method change for gas transmission and distribution repairs, there are no other uncertain tax positions.  The following is a summary of activity related to uncertain tax positions (In Thousands):

	Year Ended December 31,
	2012	2011
Balance at the beginning of the period	$3,172	$11,486
Adjustment related to reserve related to Revenue Procedure 2011-43	-	(6,398)
Adjustments related to tax accounting method change	(1,172)	(1,916)
Balance at the end of the period	$2,000	$3,172

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007 - 2012
New York State	2009 - 2012

(1)   Federal tax filings for the years 2007 - 2011 are currently under audit.

Components of Income Tax - CH Energy Group

The following is a summary of the components of state and federal income taxes for CH Energy Group as reported in its Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2012	2011	2010
Federal income tax	$-	$733	$(28,089)
State income tax	1,605	502	(3,048)
Deferred federal income tax	24,827	20,077	47,198
Deferred state income tax	476	578	1,948
Total income tax	$26,908	$21,890	$18,009

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group's Consolidated Statement of Income (In Thousands):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to CH Energy Group	$38,881	$45,340	$38,504
Preferred Stock dividends of Central Hudson	624	970	970
Preferred Stock Redemption Premium	342	-	-
Non-controlling interest in subsidiary	-	-	(272)
Federal income tax	-	733	(28,089)
State income tax	1,605	502	(3,048)
Deferred federal income tax	24,827	20,077	47,198
Deferred state income tax	476	578	1,948
Income before taxes	$66,755	$68,200	$57,211

Computed federal tax at 35% statutory rate	$23,364	$23,870	$20,024
State income tax net of federal tax benefit	2,068	1,818	514
Depreciation flow-through	3,052	2,695	2,204
Cost of Removal	(2,297)	(1,887)	(1,582)
Reclassification of funded deferred taxes	-	-	(1,332)
Merger Transaction Costs	3,545	-	-
Production tax credits	(1,271)	(56)	(447)
Federal grant	-	(2,580)	-
Other	(1,553)	(1,970)	(1,372)
Total income tax	$26,908	$21,890	$18,009

Effective tax rate - federal	37.2%	30.5%	33.4%
Effective tax rate - state	3.1%	1.6%	(1.9)%
Effective tax rate - combined	40.3%	32.1%	31.5%

The increase in the effective tax rate for the year ended December 31, 2012 as compared to 2011 was primarily driven by merger related costs and federal grants received.  Merger related transaction costs that are facilitative in nature are considered nondeductible for tax purposes. Merger related transaction costs incurred for the year ended December 31, 2012 were $8.9 million and have been determined to be facilitative and therefore nondeductible.  Additionally, the effective tax rate for the year ended December 31, 2011 was impacted by the tax benefit related to federal grants received.

The following is a summary of the components of deferred taxes as reported in CH Energy Group's Consolidated Balance Sheet (In Thousands):

	December 31,
	2012	2011
Accumulated Deferred Income Tax Asset:
Unbilled revenues	$8,053	$7,942
Plant-related	8,157	8,688
Regulatory liability - future income tax	21,078	30,663
OPEB expense	30,146	28,599
NOL carryforwards	9,761	19,959
Excess depreciation reserve	-	439
Contributions in aid of construction	6,156	5,463
Directors and officers deferred compensation	5,282	4,688
Gas Costs	771	-
Other	23,507	21,409
Accumulated Deferred Income Tax Asset	112,911	127,850

Accumulated Deferred Income Tax Liability:
Depreciation	213,052	194,671
Repair allowance	9,674	10,083
Pension expense	22,443	13,710
Change in tax accounting for repairs	48,263	56,079
Regulatory asset - future income tax	21,637	34,069
Residual deferred gas balance	3,619	5,445
PSC assessments	2,102	2,532
Cost of removal	5,520	4,882
Electric fuel costs	4,310	5,182
Pension reserve carrying charges	3,637	1,976
Revenue decoupling mechanism	1,836	938
Gas costs	-	704
Storm deferrals	8,846	6,050
Other	22,661	20,794
Accumulated Deferred Income Tax Liability	367,600	357,115
Net Deferred Income Tax Liability	254,689	229,265
Net Current Deferred Income Tax Asset	(12,205)	(5,895)
Net Long-term Deferred Income Tax Liability	$266,894	$235,160

Components of Income Tax - Central Hudson

The following is a summary of the components of state and federal income taxes for Central Hudson as reported in its Statement of Income (In Thousands):

	Year Ended December 31,
	2012	2011	2010
Federal income tax	$-	$-	$(25,139)
State income tax	1,637	-	(634)
Deferred federal income tax	25,112	24,988	48,894
Deferred state income tax	2,042	3,189	3,043
Total income tax	$28,791	$28,177	$26,164

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson's Statement of Income (In Thousands):

	Year Ended December 31,
	2012	2011	2010
Net income	$47,170	$45,037	$46,118
Federal income tax	-	-	(25,139)
State income tax	1,637	-	(634)
Deferred federal income tax	25,112	24,988	48,894
Deferred state income tax	2,042	3,189	3,043
Income before taxes	$75,961	$73,214	$72,282

Computed federal tax at 35% statutory rate	$26,586	$25,625	$25,299
State income tax net of federal tax benefit	3,106	3,189	2,631
Depreciation flow-through	3,052	2,695	2,204
Cost of Removal	(2,297)	(1,887)	(1,582)
Reclassification of funded deferred taxes	-	-	(1,332)
Other	(1,656)	(1,445)	(1,056)
Total income tax	$28,791	$28,177	$26,164

Effective tax rate - federal	33.1%	34.1%	32.9%
Effective tax rate - state	4.8%	4.4%	3.3%
Effective tax rate - combined	37.9%	38.5%	36.2%

The following is a summary of the components of deferred taxes as reported in Central Hudson's Balance Sheet (In Thousands):

	December 31,
	2012	2011
Accumulated Deferred Income Tax Asset:
Unbilled revenues	$8,053	$7,942
Plant-related	8,157	8,688
OPEB expense	30,146	28,599
NOL carryforwards	5,652	14,907
Excess depreciation reserve	-	439
Contributions in aid of construction	6,156	5,463
Regulatory liability - future income tax	21,078	30,663
Directors and officers deferred compensation	5,282	4,688
Gas costs	771	-
Other	20,724	20,411
Accumulated Deferred Income Tax Asset	106,019	121,800

Accumulated Deferred Income Tax Liability:
Depreciation	213,052	194,671
Repair allowance	9,674	10,083
Pension expense	22,443	13,710
Change in tax accounting for repairs	48,263	56,079
Regulatory asset - future income tax	21,637	34,069
Residual deferred gas balance	3,619	5,445
PSC assessments	2,102	2,532
Cost of removal	5,520	4,882
Electric fuel costs	4,310	5,182
Pension reserve carrying charges	3,637	1,976
Revenue decoupling mechanism	1,836	938
Gas costs	-	704
Storm deferrals	8,846	6,050
Other	21,948	20,178
Accumulated Deferred Income Tax Liability	366,887	356,499
Net Deferred Income Tax Liability	260,868	234,699
Net Current Deferred Income Tax (Asset) Liability	(5,313)	156
Net Long-term Deferred Income Tax Liability	$266,181	$234,543

NOTE 5 – Acquisitions, Divestitures and Investments

Acquisitions

During the years ended December 31, 2012, 2011 and 2010 Griffith acquired fuel distribution companies as follows (Dollars in Thousands):

	# of		Total		Total
	Acquired	Purchase	Intangible		Tangible
Year Ended	Companies	Price	Assets(1)	Goodwill	Assets
December 31, 2012	5	$3,499	$3,129	$1,469	$370
December 31, 2011	6	4,451	4,274	1,572	177
December 31, 2010	1	743	621	289	122
Total	12	$8,693	$8,024	$3,330	$669

(1) Including goodwill.

Amortizable intangible assets acquired in the current year consist of customer relationships, which will be amortized over a 15-year period, trademarks, which will be amortized over a 10-year period and covenants not to compete, which will be amortized over a 1 to 5-year period. The weighted average amortization period of amortizable intangible assets acquired in the current year is 13 years.

Divestitures

In the first quarter of 2011, Griffith reduced its environmental reserve by $0.6 million based on the completion of an environmental study.  The reserve adjustment related to the 2009 divestiture of operations in certain geographic locations.  During 2011, Griffith recorded an expense adjustment of $0.2 million relating to divested operations. As such, income of $0.3 million, net of tax, has been reflected in income from discontinued operations in the CH Energy Group Consolidated Income Statement for the year ended December 31, 2011.

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

	CH-Auburn	Shirley Wind	Lyonsdale	CH-Greentree
Date of Sale	9/16/2011	8/11/2011	5/1/2011	12/29/2011

Assets:
Current Assets	$174	$623	$2,099	$-
Other Assets	-	461	-	-
Property, Plant and Equipment:
Property, plant and equipment	4,667	32,564	10,670	5,500
Less: Accumulated depreciation	626	657	4,191	1,205
Total property, plant and equipment, net	4,041	31,907	6,479	4,295
Assets sold	$4,215	$32,991	$8,578	$4,295

Liabilities:
Current Liabilities	$85	$6	$322	$-
Other Liabilities	1,736	-	-	-
Liabilities sold	$1,821	$6	$322	$-

Net Assets Sold	$2,394	$32,985	$8,256	$4,295
Net Proceeds from Sale	$3,673	$33,100	$7,700	$3,000
Pre-tax gain (loss) on sales transaction(1)	$1,279	$115	$(556)	$(1,295)
Tax Benefit of Federal Grant Received(2)	$277	$2,303	$-	$-
Net Increase (Decrease) to Earnings	$1,050	$2,391	$(328)	$(769)

(1)	Included in the Gain from the sale of discontinued operations line of the CH Energy Group Consolidated Income Statement.
(2)	Included in the Income tax (benefit) expense from discontinued operations line of the CH Energy Group Consolidated Income Statement.

Proceeds from these sales were used primarily for the repurchase of outstanding Common Stock of CH Energy Group.  Additionally, a portion of the proceeds from the sale of Shirley Wind were used to pay down private placement debt at CH Energy Group, which provided corporate financing for the construction of this project.

The table below provides additional detail of the financial results of the discontinued operations (In Thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues from discontinued operations	$-	$6,948	$12,196
Income (loss) from discontinued operations before tax	-	1,660	(2,333)
Loss from sale of discontinued operations	-	(457)	-
Income tax benefit from discontinued operations	-	(1,923)	(1,205)

Investments

The value of CHEC's investments as of December 31, 2012 is as follows  (In Thousands):

CHEC Investment	Description	Intercompany Debt		Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business		$33,000	$36,414	$69,414
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	1	-	-	-
Other	Partnerships and an energy sector venture capital fund		-	2,536	2,536
			$33,000	$38,950	$71,950

As of December 31, 2012, CHEC disposed of its debt and equity investment in Cornhusker Holdings for an immaterial amount. The remaining investments identified as CH-Community Wind and Other in the table above are not considered a part of the core business; however, management intends to retain these investments at this time.

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill, customer relationships, trademarks and covenants not to compete associated with acquisitions are included in intangible assets.  Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired as of the date of acquisition.  The balances reflected on CH Energy Group's Consolidated Balance Sheet at December 31, 2012 and 2011, for "Goodwill" and "Other intangible assets - net" relate to Griffith.  In accordance with current accounting guidance related to goodwill and other intangible assets, goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but instead are periodically reviewed for impairment.

In the fourth quarter, management performed a qualitative assessment of any potential impairment of Griffith's goodwill.  The last quantitative analysis of impairment was performed as of September 30, 2010, which reflected that the fair value of Griffith exceeded its carrying value by approximately $34.2 million.  Additionally, management believes that no event has occurred which would trigger impairment since the last quantitative test performed.  Based on these factors and other factors considered in its qualitative analysis, management believes that it is more likely than not that the fair market value ("FMV") is more than the carrying value of Griffith and therefore, the first and second steps of the impairment test prescribed in guidance were not necessary.

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$37,709	$26,017	$36,517	$23,571
Trademarks	318	-	-	-
Covenants not to compete	411	97	361	134
Total Amortizable Intangibles	$38,438	$26,114	$36,878	$23,705

	Year Ended December 31,
	2012	2011	2010
Intangibles Amortization Expense (In Thousands)	$2,509	$2,396	$2,277

The estimated annual amortization expense for each of the next five years, assuming no new acquisitions or divestitures, is as follows (In Thousands):

	2013	2014	2015	2016	2017
Estimated Amortization Expense	$2,645	$2,636	$2,374	$988	$683

NOTE 7 – Short-Term Borrowing Arrangements

Description	CH Energy Group		Central Hudson
Revolving Credit Facilities:(1)
Limit	$100 million		$150 million(2)
Expiration	October 2015		October 2016

	December 31,		December 31,
(In Thousands)	2012	2011	2012	2011
Outstanding	$19,500	$6,500	$-	$1,500

Uncommitted Credit:(3)	None
Outstanding			$-	$-

(1)	Providing committed credit.
(2)
Pursuant to PSC authorization, through December 31, 2015, Central Hudson is authorized to increase this limit to $175 million.  Such an increase could provide greater liquidity to support construction forecasts, seasonality of the business, volatile energy markets, adverse borrowing environments and other unforeseen events.

(3)	To diversify cash sources and provide competitive options to minimize Central Hudson's cost of short-term debt.

At December 31, 2011, CH Energy Group maintained a $150 million credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association as the participating banks. On October 19, 2012, CH Energy Group amended and restated the credit facility, extending the term to October 19, 2015 and reducing the maximum amount that can be borrowed to $100 million. The reduction in the borrowing amount reflects CH Energy Group's projected liquidity needs in accordance with its current business strategy, which no longer includes business development of renewable energy projects.  If the participating lenders are unable to fulfill their commitments under this facility, funding may not be available as needed.

Central Hudson maintains a $150 million committed revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., KeyBank National Association and RBS Citizens Bank, N.A. as the participating banks.  The credit facility was effective on October 19, 2011 with a term of five years.  If these lenders are unable to fulfill their commitments under these facilities, funding may not be available as needed.

Griffith's short-term financing needs are currently provided by CH Energy Group through intercompany notes.

Debt Covenants

CH Energy Group's and Central Hudson's credit facilities require compliance with certain restrictive covenants, including maintaining a ratio of total consolidated debt to total consolidated capitalization of no more than 0.65 to 1.00.  Currently, both CH Energy Group and Central Hudson are in compliance with all of their respective debt covenants.

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital, and capital stock, see the Consolidated Statements of Equity for CH Energy Group and Central Hudson.

Cumulative Preferred Stock

Central Hudson, $100 par value; 210,300 shares authorized, not subject to mandatory redemption:

	Redemption	Shares Outstanding
	Price	December 31,
Series	12/31/12	2012	2011
4.50%	$107.00	70,285	70,285
4.75%	106.75	19,980	19,980
4.35%	102.00	-	60,000
4.96%	101.00	-	60,000
		90,265	210,265

On May 18, 2012, Central Hudson redeemed two of its four outstanding series of preferred stock.  Registered holders of Cumulative Preferred Stock, Series D (4.35%) received $102.00 per share plus accrued and unpaid dividends.  Registered holders of 4.96% Cumulative Preferred Stock, Series E received $101.00 per share plus accrued and unpaid dividends.  The redemption was funded from the proceeds of the sale of Medium Term Notes on March 30, 2012. There were no redemptions in 2011.

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

Repurchase Program

Effective July 31, 2007, the Board of Directors of CH Energy Group extended and amended the Common Stock Repurchase Program of the Company (the "Repurchase Program"), which was authorized in 2002.  As amended, the Repurchase Program authorized the repurchase of up to 2 million shares (excluding shares purchased before July 31, 2007) or approximately 13% of the CH Energy Group's outstanding Common Stock, from time to time, through July 31, 2012.  In accordance with the merger agreement with Fortis, which prohibited CH Energy Group from repurchasing additional shares subsequent to February 21, 2012, the Repurchase Program was not renewed.  As of December 31, 2012, CH Energy Group had purchased 948,676 shares under the Repurchase Program.

As part of this Repurchase Program, on August 16, 2011, CH Energy Group implemented an accelerated share repurchase program ("ASR") through which, CH Energy Group paid $30 million and received 554,017 shares.  Following the announcement of the proposed acquisition of CH Energy Group by Fortis on February 21, 2012, the agent elected to terminate the agreement.  As a result of the increase in its stock price subsequent to August 16, 2011, CH Energy Group paid an additional $3.0 million to the agent in final settlement of the ASR program.  There was no change in the number of shares purchased.

Subsequent to February 21, 2012, CH Energy Group has been prohibited from purchasing additional shares under the merger agreement with Fortis.  The shares repurchased prior to that date under this repurchase program have not been retired or cancelled, and the repurchases accordingly have been presented as an increase to treasury stock in CH Energy Group's Consolidated Balance Sheet.

Other Common Stock Activity

Effective July 1, 2011, employer matching contributions to an eligible employee's Savings Incentive Plan ("SIP") account could be paid in either cash or in CH Energy Group Common Stock, and CH Energy Group initially chose to meet its matching obligation in Common Stock.  Since March 1, 2012, the Company has been contributing cash for all of its matching obligations, except for matching contributions associated with classified employees of Central Hudson.  The classified employees will continue to receive matching contributions in CH Energy Group Common Stock.  As of December 31, 2012, 49,246 shares had been issued from treasury related to employer matching contributions, of which 29,690 shares and 19,556 shares were issued in 2012 and 2011, respectively.

NOTE 9 - Capitalization - Long-Term Debt

Details of CH Energy Group's and Central Hudson's long-term debt are as follows (In Thousands):

		December 31,
Series	Maturity Date	2012	2011
Central Hudson:
Promissory Notes:
2002 Series D (6.64%)(3)	Mar. 28, 2012	$-	$36,000
2008 Series F (6.854%)(5)	Nov. 01, 2013	30,000	30,000
2004 Series D (4.73%)(3)	Feb. 27, 2014	7,000	7,000
2004 Series E (4.80%)(4)	Nov. 05, 2014	7,000	7,000
2007 Series F (6.028%)(5)	Sep. 01, 2017	33,000	33,000
2004 Series E (5.05%)(4)	Nov. 04, 2019	27,000	27,000
1998 Series A (6.50%)(1)	Dec. 01, 2028	16,700	16,700
2006 Series E (5.76%)(4)	Nov. 17, 2031	27,000	27,000
1999 Series B(1)(2)	Jul. 01, 2034	33,700	33,700
2005 Series E (5.84%)(4)	Dec. 05, 2035	24,000	24,000
2007 Series F (5.804%)(5)	Mar. 23, 2037	33,000	33,000
2009 Series F (5.80%)(5)	Nov. 01, 2039	24,000	24,000
2010 Series A (4.30%)(6)	Sep. 21, 2020	16,000	16,000
2010 Series B (5.64%)(6)	Sep. 21, 2040	24,000	24,000
2010 Series G (2.756%)(6)	Apr. 01, 2016	8,000	8,000
2010 Series G (4.15%)(6)	Apr. 01, 2021	44,150	44,150
2010 Series G (5.716%)(6)	Apr. 01, 2041	30,000	30,000
2011 Series G (3.378%)(6)	Apr. 01, 2022	23,400	23,400
2011 Series G (4.707%)(6)	Apr. 01, 2042	10,000	10,000
2012 Series G (4.776%)(6)	Apr. 01, 2042	48,000	-
2012 Series G (4.065%)(6)	Oct. 01, 2042	24,000	-
		489,950	453,950

Less: Current Portion		(30,000)	(36,000)

Central Hudson Net Long-term debt		$459,950	$417,950

CH Energy Group:
Promissory Notes:
2009 Series A (6.58%)	Apr. 17, 2014	$6,500	$6,500
2009 Series B (6.80%)	Dec. 15, 2025	21,552	22,559

Less: Current Portion		(1,076)	(1,006)

CH Energy Group Net Long-term debt		$486,926	$446,003

(1)	Promissory Notes issued in connection with the sale by NYSERDA of tax-exempt pollution control revenue bonds.
(2)	Variable (auction) rate notes.
(3)	Issued pursuant to a 2001 PSC Order approving the issuance by Central Hudson prior to June 30, 2004, of up to $100 million of unsecured medium-term notes.
(4)	Issued pursuant to a 2004 PSC Order approving the issuance by Central Hudson prior to December 31, 2006, of up to $85 million of unsecured medium-term notes.
(5)	Issued pursuant to a 2006 PSC Order approving the issuance by Central Hudson prior to December 31, 2009, of up to $120 million of unsecured medium-term notes.
(6)	Issued pursuant to a 2009 PSC Order approving the issuance by Central Hudson prior to December 31, 2012, of up to $250 million of unsecured medium-term notes or other forms of long-term indebtedness.

Griffith had no third-party long-term debt outstanding as of December 31, 2012 or 2011.

Long-Term Debt Maturities

See Note 15 - "Fair Value Measurements" for a schedule of long-term debt maturing or to be redeemed during the next five years and thereafter.

On September 22, 2009, the PSC authorized Central Hudson to issue up to $250 million of long-term debt through December 31, 2012 to finance its construction expenditures, refund maturing long-term debt, and potentially refinance its 1999 NYSERDA Bonds, Series B.  On November 20, 2009, Central Hudson registered a new series of notes, Series G, pursuant to the authority granted by the PSC.  An amended registration statement was filed on December 23, 2009 and the registration of the Series G notes became effective on January 6, 2010.

On September 14, 2012, the PSC authorized Central Hudson to enter into a multi-year committed credit up to $175 million and to issue up to $250 million of long-term debt through December 31, 2015.  The Order authorized Central Hudson to issue the long-term debt to finance its construction expenditures, refund maturing long-term debt, redeem existing callable debt and preferred stock, and refinance its 1999 NYSERDA Bonds, Series B.

NYSERDA

Central Hudson's outstanding Series B NYSERDA Bonds total $33.7 million at December 31, 2012.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and therefore do not impact earnings.

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

Debt Expense

Expenses incurred in connection with CH Energy Group's or Central Hudson's debt issuance and any discount or premium on debt are deferred and amortized over the lives of the related issues.  Expenses incurred and unamortized costs written off on redemptions of Central Hudson's debt prior to maturity have been deferred and are amortized over the remaining lives of the related extinguished issues, as directed by the PSC.

Debt Covenants

CH Energy Group's $28.1 million of privately placed notes require compliance with certain restrictive covenants including maintaining a ratio of total consolidated debt to total consolidated capitalization of no more than 0.65 to 1.00 and not permitting certain debt, other than the privately placed notes, associated with the unregulated operations of CH Energy Group to exceed 10% of total consolidated assets.  Currently, CH Energy Group is in compliance with all of these debt covenants.

NOTE 10 – Post-Employment Benefits

Pension Benefits

Central Hudson has a non-contributory Retirement Income Plan ("Retirement Plan") covering substantially all of its employees hired before January 1, 2008.  The Retirement Plan is a defined benefit plan, which provides pension benefits based on an employee's compensation and years of service.  In 2007, Central Hudson amended the Retirement Plan to eliminate these benefits for managerial, professional, and supervisory employees hired on or after January 1, 2008.  The Retirement Plan for unionized employees was similarly amended for all employees hired on or after May 1, 2008.  The Retirement Plan's assets are held in a trust fund ("Trust Fund").  Central Hudson has provided periodic updates to the benefit formulas stated in the Retirement Plan.

Decisions to fund Central Hudson's Retirement Plan are based on several factors, including, but not limited to, corporate resources, projected investment returns, actual investment returns, inflation, the value of plan assets relative to plan liabilities, regulatory considerations, interest rate assumptions and the Pension Protection Act of 2006 ("PPA").  Based on the funding requirements of the PPA, Central Hudson plans to make contributions that maintain the target funded percentage at 80% or higher.  Contributions to the Retirement Plan during the years ended December 31, 2012 and 2011 were $28.0 million and $32.0 million, respectively.

The fair value of the plan assets has increased by approximately $62.3 million in 2012, reflecting significant contributions and asset returns that were partially offset by benefit payments and administrative expenses.  Plan liabilities, however, increased by approximately $53.6 million, reflecting a decline in the plan discount rate. The net impact was a decrease in the unfunded liability of approximately $8.7 million. Contributions for 2013 are expected to be approximately $26.0 million. As noted above, actual contributions could vary significantly based upon a range of factors that Central Hudson considers in its funding decisions.

The balance of Central Hudson's accrued pension costs (i.e., the under-funded status) is as follows (In Thousands):

	December 31,
	2012	2011
Accrued pension costs	$113,885	$122,562

These balances include the difference between the projected benefit obligation ("PBO") for pensions and the market value of the pension assets, and the liability for the non-qualified Supplemental Executive Retirement Plan ("SERP").

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	December 31,
	2012	2011
Prefunded pension costs prior to funding status adjustment	$25,172	$30,270
Additional liability required	(139,057)	(152,832)
Total accrued pension costs	$(113,885)	$(122,562)
Total offset to additional liability - Regulatory assets - Pension Plan	$139,057	$152,832

Gains or losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic pension cost would typically be recognized as a component of other comprehensive income, net of tax.  However, Central Hudson has PSC approval to record regulatory assets rather than adjusting comprehensive income to offset the additional liability.

The valuation of the current and prior year PBO was determined at December 31, 2012 and 2011, using discount rates of 3.8% and 4.5% respectively, as determined from the Mercer Pension Discount Yield Curve reflecting projected pension cash flows. As of November 30, 2012, the Mercer Pension Discount Yield Curve bond selection criteria was expanded to reflect a broader representation of the high quality corporate bond universe. The impact of this change on the resulting discount rate at December 31, 2012 was not material. Central Hudson accounts for pension activity in accordance with PSC-prescribed provisions, which among other things, requires a ten-year amortization of actuarial gains and losses.

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

In addition to the Retirement Plan, a portion of CH Energy Group's and Central Hudson's executives are covered under the non-qualified SERP.

Retirement Plan Estimates of Long-Term Rates of Return

The expected long-term rate of return on the Retirement Plan assets is 6.25%, net of investment expense. In determining the expected long-term rate of return on plan assets, Central Hudson considered forward-looking estimated returns evaluated in light of current economic conditions and based on internally consistent economic models. The expected long-term rate of return is a weighted average based on each plan's investment mix and the forward-looking estimated returns for each investment class.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets in accordance with the Retirement Plan strategy.

Retirement Plan Policy and Strategy

Central Hudson's Retirement Plan investment policy seeks to achieve long-term growth and income to match the long-term nature of its funding obligations. Management has transitioned to a liability-driven investment ("LDI") strategy for its pension plan assets.  Management's objective is to reduce the volatility of the plan's funded status and the level of contributions by more closely aligning the characteristics of plan assets with liabilities.

Asset allocation targets in effect for the year ended December 31, 2012 as well as actual asset allocations as of December 31, 2012 and December 31, 2011 expressed as a percentage of the market value of the Retirement Plan's assets, are summarized in the table below:

Asset Class	December 31, 2011	Minimum	Target Average	Maximum	December 31, 2012
Equity Securities	35.8%	45%	50%	55%	50.5%
Debt Securities	54.4%	45%	50%	55%	47.4%
Other(1)	9.8%	-%	-%	-%	2.1%

(1)	Consists of temporary cash investments, as well as receivables for investments sold and interest, and payables for investments purchased, which have not settled as of that date.

The above asset allocations as of December 31, 2012 reflect the transition to a LDI strategy resulting in an asset allocation of approximately 50% equity and 50% long duration fixed income assets. The asset allocations as of December 31, 2011 were driven by the ongoing transition and by 2011 market activity.  In 2011, a reduction in interest rates made the long duration bonds held in debt securities more valuable and a decrease in stock price performance reduced the value of the pension plan's equity investments. Due to market value fluctuations, RIP assets will require rebalancing from time to time to maintain the asset allocation within target ranges.  Management is currently monitoring ongoing market activity and the impact on the pension plan asset allocations to determine if a rebalancing will be necessary.

Central Hudson cannot assure that the RIP's return objectives or funded status objectives will be achieved.

Retirement Plan Investment Valuation

The Retirement Plan assets are valued under the current fair value framework.  See Note 14 - "Accounting for Derivative Instruments and Hedging Activities" for further discussion regarding the definition and levels of fair value hierarchy established by accounting guidance.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  Below is a listing of the major categories of plan assets held as of December 31, 2012 and 2011, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall (Dollars in Thousands):

Investment Type	Market Value at 12/31/12	% of Total	Market Value at 12/31/11	% of Total
Level 1:
Cash	$98	-%	$20	-%
Level 2:
Investment Funds - Equities(1)	249,641	50.5	154,657	35.8
Investment Funds - Fixed Income(1)	234,430	47.4	235,168	54.4
Cash Equivalents(2)	8,839	1.8	3,731	0.9
Receivable for Securities Sold(2)	-	-	40,415	9.4
Payable for Securities Purchased(2)	-	-	(3,374)	(0.8)
Other Investments	1,434	0.3	1,511	0.3
	$494,442	100.0%	$432,128	100.0%

(1)	Reported at net asset value, which equals redemption price on that date.
(2)	Reported at stated value, which approximates fair value on that date.

Other Post-Retirement Benefits

Central Hudson provides certain health care and life insurance benefits for retired employees through its post-retirement benefit plans.  Substantially all of Central Hudson's unionized employees and managerial, professional and supervisory employees ("non-union") hired prior to January 1, 2008, may become eligible for these benefits if they reach retirement age while employed by Central Hudson.  Central Hudson amended its OPEB programs for existing non-union and certain retired employees effective January 1, 2008.  Benefit plans for non-union active employees were similarly amended.  Programs were also amended to eliminate post-retirement benefits for non-union employees hired on or after January 1, 2008.  In order to reduce the total costs of these benefits, plan changes were negotiated with the IBEW Local 320 for unionized employees and certain retired employees effective May 1, 2008.  Plans were also amended to eliminate post-retirement benefits for union employees hired on or after May 1, 2008.  Benefits for retirees and active employees are provided through insurance companies whose premiums are based on the benefits paid during the year.

The significant assumptions used to account for these benefits are the discount rate, the expected long-term rate of return on plan assets and the health care cost trend rate. Central Hudson currently selects the discount rate using the Mercer Pension Discount Yield Curve reflecting projected cash flows. As of November 30, 2012, the Mercer Pension Discount Yield Curve bond selection criteria was expanded to reflect a broader representation of the high quality corporate bond universe. The impact of this change on the resulting discount rate at December 31, 2012 was not material. The estimates of long-term rates of return and the investment policy and strategy for these plan assets are similar to those used for pension benefits previously discussed in this Note. The estimates of health care cost trend rates are based on a review of actual recent trends and projected future trends.

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

The effect of the Medicare Act of 2003 was reflected in 2012 and 2011, assuming that Central Hudson will continue to provide a prescription drug benefit to retirees that are at least actuarially equivalent to Medicare Act of 2003 and that Central Hudson will receive the federal subsidy. The Patient Protection and Affordable Care Act signed into law on March 23, 2010, contains a provision which changes the tax treatment related to the Retiree Drug Subsidy benefit under the Medicare Prescription Drug, Improvement and Modernization Act (under Medicare Part D).  This change reduces the employer's deduction for the costs of health care for retirees by the amount of Retiree Drug Subsidy payments received.  As a result, the deductible temporary difference and any related deferred tax asset associated with the benefit plan were reduced.  Under the PSC policy regarding Medicare Act Effects, cost savings and income tax effects related to the Medicare Prescription Drug, Improvement and Modernization Act are deferred for future recovery from or refund to customers.  See Note 2 – "Regulatory Matters" for further information.

Central Hudson's liability (i.e. the under-funded status) for OPEB at December 31, 2012, was $58.4 million and at December 31, 2011, was $53.1 million. The cumulative amount of net periodic benefit cost in excess of employer contributions at December 31, 2012 and December 31, 2011 was $64.7 million and $60.3 million, respectively. The difference between these amounts, $6.3 million at December 31, 2012 and $7.3 million at December 31, 2011, will be recognized in Central Hudson's future expense and have been recorded as a regulatory asset in accordance with the 1993 PSC Policy.

Central Hudson and Griffith each participate in a 401(k) retirement plan for their employees.  Griffith also provides a discretionary profit-sharing benefit for their employees.  The 401(k) plans provide for employee tax-deferred salary deductions for participating employees and their respective employer matches contributions made. The matching benefit varies by employer and employee group. For Central Hudson, the costs of their matching contributions were $2.1 million, $2.1 million and $2.0 million for 2012, 2011 and 2010, respectively.  Beginning in 2011, the 401(k) plan also provides an additional company contribution of 3% of annualized base salary for eligible employees who do not qualify for Central Hudson's Retirement Income Plan.  For Griffith, the costs of their matching contributions were $0.5 million for 2012, 2011 and 2010, respectively. Profit-sharing contributions made by Griffith were $0.3 million, $0.1 million and $0.4 million for 2012, 2011 and 2010, respectively.

OPEB Estimates of Long-Term Rates of Return

The expected long-term rate of return on OPEB assets is 7.8%, net of investment expense. In determining the expected long-term rate of return on plan assets, Central Hudson considered forward-looking estimated returns for each asset class evaluated in light of current economic conditions. The expected long-term rate of return is a weighted average based on each plan's investment mix and the forward-looking estimated returns for each investment class.  Central Hudson monitors actual performance against target asset allocations and adjusts actual allocations and targets as deemed appropriate in accordance with the Plan's strategy.

OPEB Policy and Strategy

Central Hudson currently funds its union OPEB obligations through a voluntary employee's beneficiary association ("VEBA"), and funds its management OPEB liabilities through a 401(h) plan. The VEBA and 401(h) plan are both a form of trust fund. Central Hudson's VEBA investment policy seeks to achieve a rate of return for the VEBA over the long term that contributes to meeting the VEBA's current and future obligations, including interest and benefit payment obligations.  The policy also seeks to earn long-term returns from capital appreciation and current income that at least keep pace with inflation over the long term. Central Hudson's 401(h) plan is invested with the previously mentioned Retirement Plan's investments. However, there are no assurances that the OPEB Plan's return objectives will be achieved.

The asset allocation strategy employed in the VEBA reflects Central Hudson's return objectives and what management believes is an acceptable level of short-term volatility in the market value of the VEBA's assets in exchange for potentially higher long-term returns.  The mix of assets shall be broadly diversified by asset class and investment styles within asset classes, based on the following asset allocation targets, expressed as a percentage of the market value of the VEBA's assets, summarized in the table below:

Asset Class	December 31, 2011	Minimum	Target Average	Maximum	December 31, 2012
Equity Securities	64.0%	55%	65%	75%	63.5%
Debt Securities	35.8%	25%	35%	35%	36.2%
Other	0.2%	-%	-%	-%	0.3%

Due to market value fluctuations, the OPEB Plan assets require periodic rebalancing from time to time to maintain the asset allocation within target ranges.

Management uses outside consultants and outside investment managers to aid in the determination of the OPEB Plan's asset allocation and to provide the management of actual plan assets, respectively.

OPEB Investment Valuation

The OPEB Plan assets are valued under the current fair value framework.  See Note 14 - "Accounting for Derivative and Hedging Activities" for further discussion regarding the definition and levels of fair value hierarchy established by guidance.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.  Below is a listing of the major categories of plan assets held as of December 31, 2012 and 2011, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall.

401 (h) Plan Assets
(Dollars in Thousands)

Investment Type	Market Value at 12/31/12	% of Total	Market Value at 12/31/11	% of Total
Level 1:
Cash	$3	-%	$1	-%
Level 2:
Investment Funds - Equities(1)	7,364	50.5	4,044	35.8
Investment Funds - Fixed Income(1)	6,916	47.4	6,149	54.4
Cash Equivalents(2)	261	1.8	97	0.9
Receivable for Securities Sold(2)	-	-	1,057	9.4
Payable for Securities Purchased(2)	-	-	(88)	(0.8)
Other Investments	42	0.3	39	0.3
	$14,586	100.0%	$11,299	100.0%
(1)	Reported at net asset value, which equals redemption price on that date.
(2)	Reported at stated value, which approximates fair value on that date.

Union VEBA Plan Assets
(Dollars In Thousands)

Investment Type	Market Value at 12/31/12	% of Total	Market Value at 12/31/11	% of Total
Level 1:
Investment Funds - Money Market Mutual Fund	$213	0.3%	$191	0.2%
Investment Funds - Fixed Income Mutual Funds	18,483	21.9	16,996	21.9
Investment Funds - Equity Securities Mutual Funds	37,236	44.1	34,487	44.4
Level 2:(1)
Fixed Income Commingled Fund	12,087	14.3	10,757	13.9
Investment Funds - Equity Securities Commingled Fund	16,345	19.4	15,214	19.6
	$84,364	100.0%	$77,645	100.0%

(1)	The Level 2 funds do not have market data available; however, the underlying securities held by those funds do have published market data available.

Reconciliations of Central Hudson's pension and other post-retirement plans' benefit obligations, plan assets, and funded status, as well as the components of net periodic pension cost and the weighted average assumptions are reported on the following chart (Dollars In Thousands):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$554,690	$500,160	$141,999	$136,455
Service cost	10,964	9,794	2,569	2,576
Interest cost	24,712	26,147	6,183	6,649
Participant contributions	-	-	477	585
Plan amendments	456	-	-	-
Benefits paid	(28,170)	(29,190)	(6,314)	(6,437)
Actuarial loss	45,675	47,779	12,448	2,171
Benefit Obligation at End of Plan Year	$608,327	$554,690	$157,362	$141,999
Change in Plan Assets:
Fair Value of plan assets at beginning of year	$432,128	$396,933	$88,944	$91,088
Adjustment / other	32	-	(32)	-
Actual return on plan assets	63,421	33,807	12,675	2,633
Employer contributions	28,658	32,699	3,269	1,184
Participant contributions	-	-	477	585
Benefits paid	(28,170)	(29,190)	(6,314)	(6,437)
Administrative expenses	(1,627)	(2,121)	(69)	(109)
Fair Value of Plan Assets at End of Plan Year	$494,442	$432,128	$98,950	$88,944
Reconciliation of Funded Status:
Funded Status at end of year	$(113,885)	$(122,562)	$(58,412)	$(53,055)
Amounts Recognized on Balance Sheet:
Current liabilities	$(658)	$(651)	$-	$-
Noncurrent liabilities	(113,227)	(121,911)	(58,412)	(53,055)
Net amount recognized on Balance Sheet	(113,885)	(122,562)	(58,412)	(53,055)
Regulatory asset:
Net loss	132,360	144,588	27,462	29,819
Prior service costs (credit)	6,697	8,244	(33,779)	(39,639)
Transition obligation	-	-	6	2,553
Components of Net Periodic Benefit Cost:
Service cost	$10,964	$9,794	$2,569	$2,576
Interest cost	24,712	26,147	6,183	6,649
Expected return on plan assets	(27,074)	(27,441)	(6,754)	(6,938)
Amortization of prior service cost (credit)	2,002	2,144	(5,859)	(5,866)
Amortization of transitional obligation	-	-	2,547	2,566
Amortization of actuarial net loss	23,151	26,093	8,139	9,306
Net Periodic Benefit Cost	$33,755	$36,737	$6,825	$8,293

	Pension Benefits		Other Benefits
	2012	2011	2012		2011
Other Changes in Plan Assets and Benefit Obligation Recognized in Regulatory Assets:
Net loss	$10,924	$43,535	$5,782		$6,621
Amortization of actuarial net loss	(23,151)	(26,093)	(8,139)		(9,306)
Prior service credit	456	-	-		-
Amortization of prior service (cost) credit	(2,002)	(2,144)	5,859		5,866
Amortization of transitional obligation	-	-	(2,547)		(2,566)
Total recognized in regulatory asset	$(13,773)	$15,298	$955		$615

Total recognized in net periodic benefit cost and regulatory asset	$19,982	$52,035	$7,780		$8,908

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.80%	4.50%	3.70%		4.50%
Rate of compensation increase (average)	4.00%	5.00%	4.00%		5.00%
Measurement date	12/31/12	12/31/11	12/31/12		12/31/11
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.50%	5.30%	4.50%		5.20%
Expected long-term rate of return on plan assets	6.25%	7.00%	7.80%		7.90%
Rate of compensation increase (average)	5.00%	5.00%	5.00%		5.00%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	7.85%		8.04%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%		4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2029		2029

Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$608,328	$554,690	N/	A	N/	A
Accumulated benefit obligation	$553,490	$502,404	N/	A	N/	A
Fair Value of plan assets	$494,442	$432,128	N/	A	N/	A

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are $19.4 million and $1.7 million, respectively.  The estimated net loss and prior service credit for the other defined benefit post-retirement plans that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year is $5.1 million and $5.9 million, respectively. The amount of transitional obligation to be amortized from regulatory assets is immaterial.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A 1% change in assumed health care cost trend rates would have the following effects (In Thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components for 2012	$447	$(382)
Effect on year-end 2012 post-retirement benefit obligation	$4,916	$(4,292)

Central Hudson's contributions for OPEB totaled $3.3 million and $1.2 million during the years ended December 31, 2012 and 2011.  Contribution levels are determined by various factors including the discount rate, expected return on plan assets, medical claims assumptions used, mortality assumptions used, benefit changes, corporate resources and regulatory considerations.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (In Thousands):

Year	Pension Benefits - Gross	Other Benefits - Gross	Other Benefits - Net(1)
2013	$29,921	$7,880	$7,229
2014	30,174	8,206	7,523
2015	30,486	8,498	7,782
2016	30,999	8,786	8,037
2017	31,601	9,094	8,311
2018 - 2022	172,040	49,712	45,307

(1) Estimated benefit payments reduced by estimated gross amount of Medicare Act of 2003 subsidy receipts expected.

NOTE 11 – Equity-Based Compensation

CH Energy Group's Long-Term Performance-Based Incentive Plan ("2006 Plan"),  reserved up to a maximum of 300,000 shares of CH Energy Group's Common Stock for awards to be granted under the 2006 Plan.

In 2011, CH Energy Group adopted the 2011 Long-Term Equity Incentive Plan (the "2011 Plan") to replace the 2006 Plan.  The 2011 Plan was approved by shareholders on April 26, 2011.  The 2006 Plan has been terminated, with no new awards to be granted under such plan.  Outstanding awards granted under the 2006 Plan will continue in accordance with their terms and the provisions of the 2006 Plan.
The 2011 Plan reserves for awards to be granted up to a maximum of 400,000 shares of Common Stock plus any shares remaining available under the 2006 Plan as of April 26, 2011 and any shares that are subject to awards granted under the 2006 Plan that are forfeited, cancelled, surrendered or otherwise terminated without the issuance of shares on or after that date.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, dividend equivalents and other awards that CH Energy Group's Compensation Committee of its Board of Directors ("Compensation Committee") may authorize. The 2011 Plan contains a provision which continues to allow executives to defer receipt of performance shares and performance units and active Directors to defer fees or shares payable to them in accordance with the terms of CH Energy Group's Directors and Executives Deferred Compensation Plan.  The 2011 Plan will continue in effect until February 9, 2021, unless sooner terminated by the Board of Directors.  Termination will not affect grants and awards then outstanding.

As of December 31, 2012, CH Energy Group had performance shares and restricted shares outstanding which were issued under the 2006 and 2011 Plans. Additionally, the 2006 Plan has restricted share units issued under the Plan.

In December 2012, the board approved the non-refundable accelerated payment of 80% of earned performance shares for certain executive officers for the February 8, 2010 grant and the acceleration of the vesting of 80% of restricted shares outstanding for certain executive officers issued under the February 10, 2010 grant award.  In accordance with accounting rules, the modification of the restricted share grant is treated as a cancellation of the original award and issue of a new award with the new grant date fair value and incremental expense recognized.  The incremental expense resulting from this modification was not material.

Stock Options

As of December 31, 2012, there are no stock options outstanding.  The balance accrued for outstanding options was $0.1 million as of December 31, 2011.  The intrinsic value of outstanding options as of December 31, 2011 was not material.

A summary of the current year activity of stock options awarded to executives and non-employee Directors of CH Energy Group and its subsidiaries under the 2000 Long-Term Equity Incentive Plan is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding at 12/31/11	12,840	$48.62	-
Granted	-	-	-
Exercised	12,840	48.62	-
Expired / Forfeited	-	-	-
Outstanding at 12/31/12	-	$-	-

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 and 2011 Plans are as follows:

Grant Date	Grant Date Fair Value	Performance Shares Granted	Performance Shares Outstanding at December 31, 2012
February 8, 2010	$38.62	48,740	37,348	(1)
February 7, 2011	$49.77	40,320	40,320
February 6, 2012	$58.15	39,440	39,440

(1)
CH Energy Group treasury stock of 613 shares in 2011 and 4,128 in 2012 were issued in satisfaction of the pro-rated payout of an officer who retired in 2011 and the accelerated payment to certain executive officers in 2012, respectively.

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

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of December 31, 2012:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at December 31, 2012
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	5,750
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	2,655	(1)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	1,680	(2)
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	1,000
February 7, 2011	Shares	1,500	$49.77	1/3 each year in Years 3, 4 and 5	1,500
February 7, 2011	Shares	2,230	$49.77	End of 3 years	2,230
February 6, 2012	Shares	2,170	$58.15	End of 3 years	2,170

(1)	The vesting of 405 shares was accelerated as approved by the Board of Directors.
(2)	The vesting of 3,520 shares was accelerated as approved by the Board of Directors.

The above shares granted were issued from CH Energy Group's treasury or purchased on the open market.  The fair value of restricted shares represents the closing price of the Company's stock on the date of grant.  Shares will not be issued with respect to restricted stock units until a specified future date defined within the individual agreement.

In accordance with current accounting guidance related to equity based compensation, unvested restricted shares do not impact the number of common shares outstanding used in the basic EPS calculation.  The total unvested outstanding restricted shares and stock units at the end of each respective reporting period have been included in the diluted EPS calculation for the years ended December 31, 2012, 2011 and 2010.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the years ended December 31, 2012, 2011 and 2010 (In Thousands):

	CH Energy Group			Central Hudson
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Performance shares	$3,589	$3,545	$2,217	$2,185	$2,949	$1,853
Restricted shares and stock units	$455	$459	$512	$254	$264	$210
Recognized tax benefit of restricted shares and stock units	$182	$180	$204	$101	$105	$83

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

Compensation expense for restricted shares and stock options is recognized over the defined vesting periods based on the grant date fair value of the awards.  Stock option expense recognized over the years ended December 31, 2012, 2011 and 2010 was not material.

The market price of CH Energy Group stock increased approximately $8 per share immediately following the February 21, 2012 announcement that CH Energy Group had entered into a merger agreement with Fortis.  CH Energy Group's equity-based compensation expense for the year ended December 31, 2012 included approximately $1.0 million attributable to the increase in stock price on outstanding performance share awards, which has been recognized at the holding company as a transaction cost resulting from the proposed acquisition of CH Energy Group by Fortis and not allocated to its subsidiaries.

Deferred Stock Units

CH Energy Group provides equity compensation for its non-employee Directors.  The equity component of annual compensation for each non-employee Director is fixed at a number of deferred stock units of CH Energy Group Common Stock.  These stock units are deferred until the Director's termination of service.  Effective January 1, 2008, CH Energy Group adopted new director stock ownership guidelines, which require each Director to accumulate within 5 years, and to hold during his or her service on the Board, at least 6,000 shares of CH Energy Group's Common Stock (which may be in the form of deferred stock units).  This amendment to the plan provides that if a Director satisfies this required level of stock ownership, he or she will receive the cash value of equity compensation in lieu of additional deferred stock units.  This value will either be paid in cash or deferred under CH Energy Group's Directors and Executives Deferred Compensation Plan, at the election of the Director.

Total equity compensation expense to non-employee Directors recognized by CH Energy Group was $0.6 million for the year ended December 31, 2012 and $0.5 million for the years ended December 31, 2011 and 2010.

For additional discussion regarding the dilutive effects of equity-based compensation, see Note 1 - "Summary of Significant Accounting Policies" under the caption "Earnings Per Share."

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

Central Hudson is obligated to supply electricity to its retail electric customers.  Under the Settlement Agreement, Central Hudson's retail customers may elect to procure electricity from third-party suppliers or may continue to rely on Central Hudson.  As part of its requirement to supply customers who continue to rely on Central Hudson for their energy supply, Central Hudson entered into an agreement with Constellation to purchase capacity and energy, comprising approximately 9% of the output of Unit No. 2 of the Nine Mile Point Nuclear Generating Station ("Nine Mile 2 Plant") at negotiated prices during the ten-year period beginning on November 7, 2001 and ending November 30, 2011. The agreement was "unit-contingent'' in that Constellation is only required to supply electricity if the Nine Mile 2 Plant is operating.  For both the years 2011 and 2010, the energy supplied under this agreement cost approximately $25.9 million.  Following the expiration of this purchase agreement, a revenue sharing agreement began with Constellation, which provides that, for the 10 years following the expiration of NMP2 Power Purchase Agreement, Central Hudson may share in a portion of NMP LLC's power sales revenues for electricity generated at NMP2, depending on the actual price of electricity. In 2012, actual pricing of electricity exceeded contractual pricing, therefore, there was no revenue collected by Central Hudson under the agreement.  There are no circumstances under the agreement in which Central Hudson be required to make payments.

On March 6, 2007, Central Hudson entered into an agreement with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2008 through December 31, 2010.  During this period, the electricity purchased through this Entergy contract represented approximately 23% of Central Hudson's full-service customer requirements on an annual basis.  For the twelve months ended December 31, 2010, energy supplied under this agreement cost approximately $56.1 million.

On June 30, 2010 and September 9, 2010, Central Hudson entered into agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.  For the year ended December 31, 2011, energy supplied under these agreements cost approximately $20.1 million.  For the year ended December 31, 2012, energy supplied under these agreements cost approximately $21.4 million, which represents approximately 14% of Central Hudson's full-service customer requirements on an annual basis.

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

Operating lease rental payment amounts charged to expense by CH Energy Group and its subsidiaries were $2.4 million in 2012 and 2011, respectively, and $2.7 million in 2010.

Operating lease rental payment amounts charged to expense by Central Hudson were $1.7 million in 2012, 2011 and 2010, respectively.

Future minimum lease payments excluding executory costs, such as property taxes and insurance, are included in the following table of Other Commitments.  All leases are non-cancelable, and rent expense is recognized on a straight-line basis over the minimum lease term.

Other Commitments

The following is a summary of commitments for CH Energy Group and its affiliates as of December 31, 2012 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Year Ending 2014	Year Ending 2015	Year Ending 2016	Year Ending 2017	Thereafter	Total
Operating Leases	$2,557	$2,443	$2,444	$2,277	$1,981	$3,939	$15,641
Construction/Maintenance & Other Projects(1)	63,647	54,081	35,906	7,860	4,538	7,270	173,302
Purchased Electric Contracts(2)	32,264	5,891	3,114	3,114	2,985	15,461	62,829
Purchased Natural Gas Contracts(2)	29,422	17,192	10,789	10,415	9,434	20,182	97,434
Purchased Fixed Liquid Petroleum Contracts(3)	1,035	-	-	-	-	-	1,035
Purchased Variable Liquid Petroleum Contracts(3)	29,857	-	-	-	-	-	29,857
Total	$158,782	$79,607	$52,253	$23,666	$18,938	$46,852	$380,098

(1)
Including Specific, Term, and Service Contracts, briefly defined as follows:  Specific Contracts consist of work orders for construction; Term Contracts consist of maintenance contracts; and Service Contracts include consulting, educational, and professional service contracts.

(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.
(3)	Estimated based on pricing on December 31, 2012.

The following is a summary of commitments for Central Hudson as of December 31, 2012 (In Thousands):

	Projected Payments Due By Period
	Less than 1 year	Year Ending 2014	Year Ending 2015	Year Ending 2016	Year Ending 2017	Thereafter	Total
Operating Leases	$1,728	$1,717	$1,702	$1,688	$1,688	$3,376	$11,899
Construction/Maintenance & Other Projects(1)	63,647	54,081	35,906	7,860	4,538	7,270	173,302
Purchased Electric Contracts(2)	32,264	5,891	3,114	3,114	2,985	15,461	62,829
Purchased Natural Gas Contracts(2)	29,422	17,192	10,789	10,415	9,434	20,182	97,434
Total	$127,061	$78,881	$51,511	$23,077	$18,645	$46,289	$345,464

(1)	Including Specific, Term, and Service Contracts, as defined in footnote (1) of the preceding chart.
(2)	Purchased electric and purchased natural gas costs for Central Hudson are fully recovered via their respective regulatory cost adjustment mechanisms.

Central Hudson has an obligation to meet its contractual benefit payment obligations.  Decisions about how to fund the Retirement Plan to meet these obligations are made annually and are primarily affected by the discount rate used to determine benefit obligations, current asset values, corporate resources and the projection of Retirement Plan assets.  Based on the funding requirements of the Pension Protection Act, Central Hudson plans to make contributions that maintain the funded percentage at 80% or higher.  Central Hudson's contributions for 2013 are expected to total approximately $26 million, resulting in a funded status that meets Central Hudson's objective.  The actual contributions could vary significantly based upon economic growth, projected investment returns, inflation, and interest rate assumptions.  Actual funded status could vary significantly based on asset returns and changes in the discount rate used to estimate the present value of future obligations.

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

➢	Site #6 – Kingston (NY) – Remedial Investigation in Progress
-	The revised RI report was submitted to the DEC for review and approval in November 2012.
-	Amounts accrued represent an estimate of costs to complete the RAA and the RD.
•
Remedial Alternative Analysis – Engineering analysis of alternatives for remediation based on the RI is compiled into a RAA Report.  Upon completion of the RAA and the filing with the DEC, management accrues for an estimate of remediation costs developed and quantified in the RAA based on DEC approved methods, as well as an estimate of post-remediation operation, maintenance and monitoring costs ("OM&M").  These amounts represent a significant portion of the total costs to remediate and are subject to change based on further investigations, final remedial design and associated engineering estimates, regulatory comments and requests, remedial design changes/negotiations, and changed or unforeseen conditions during the remediation or additional requirements following the remediation. Prior to the completion of the RAA, management cannot reasonably estimate what cost will be incurred for remediation or post-remediation activities.

➢	Site #5 – North Water Street (Poughkeepsie, NY) – Remedial Alternatives Analysis in progress
-
DEC approved an Interim Remedial Measure ("IRM") associated with the southern portion of this site.  The IRM activities were completed in 2012.  The IRM Construction Completion Report was submitted to the DEC for review and approval in December 2012.

-
In addition, Central Hudson has recently retired and removed propane air facilities formerly located on site. Additional investigation and testing will be required which may require some level of remediation.

-	Amounts accrued represent an estimate for completion of the RAA and RD.

•	Remedial Design - Upon approval of the RAA and final decision of remediation approach based on alternatives presented, a RD is developed and filed with the DEC for approval.
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

➢	Site #1 – Beacon (NY) – Post-Remediation Monitoring Complete
-	SMP submitted to DEC and release letter for the site expected.
-	No further costs expected and no amounts accrued as of December 31, 2012 related to this site.
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

➢	Site #3 – Laurel Street (Poughkeepsie, NY) – Post-Remediation In Progress
-	Amounts accrued represent an estimate of costs for OM&M.
•	No Action Required
➢
 Site #7 – Bayeaux Street (Poughkeepsie, NY) – No further investigation or remedial action is currently required.  However, per the DEC this site still remains on the list for potential future investigation.

A summary of amounts accrued and spent are detailed in the chart below (In Thousands):

Site #	Liability Recorded as of 12/31/11	Amounts Spent in 2012(1)	Liability Adjustment	Liability Recorded as of 12/31/12	Current Portion of Liability at 12/31/12	Long-Term Portion of Liability at 12/31/12
1, 2, 3, 4	$14,590	$2,649	$269	$12,210	$5,972	$6,238
5, 6	1,253	618	1,108	1,743	688	1,055
	$15,843	$3,267	$1,377	$13,953	$6,660	$7,293

(1)	Amounts spent in 2012 as shown above do not include legal fees of approximately $20 thousand.

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
-
Total MGP Site Investigation and Remediation costs recovered through rates and other regulatory mechanisms from July 1, 2007 through December 31, 2012 was approximately $24.4million, with $4.6 million recovered in the twelve months ended December 31, 2012.

-	The total spent in 2012 related to site investigation and remediation was approximately $3.6 million.
-
The regulatory asset balance as of December 31, 2012 was $15.3 million, which represents the difference between amounts spent or currently accrued as a liability and the amounts recovered through rate allowance, as well as carrying charges accrued. Upon completion of investigation at sites #5 and #6, when remediation and post-remediation costs will be able to be reasonably estimated and therefore will be recorded as a liability, this regulatory asset balance will likely increase significantly.  Management projects that the investigation at these sites will likely be completed within the next two years.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for its costs.  Certain of these insurers have denied coverage.  In addition to the rate allowance amounts noted above, Central Hudson recovered approximately $2.3 million from insurance, with $0.7 million recovered in 2012.  However, we do not expect insurance recoveries to offset a meaningful portion of total costs.

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

There has been no change to this site in 2012, however, the relevant disclosure is provided as required.  Central Hudson owns and operates a maintenance and warehouse facility.  In the course of Central Hudson's hazardous waste permit renewal process for this facility, sediment contamination was discovered within the wetland area across the street from the main property.  In cooperation with the DEC, Central Hudson continues to investigate the nature and extent of the contamination.  Additional off-site sediment and on-site groundwater sampling was performed during 2012 in accordance with a supplemental work plan approved by the DEC. Further investigation is expected to take place in 2013.  The extent of the contamination as well as the timing and costs for any future remediation efforts cannot be reasonably estimated at this time.

CHEC

During the year ended December 31, 2012, Griffith spent $0.4 million on remediation efforts in Maryland, Virginia and Connecticut.

Griffith's reserve for environmental remediation is $1.5 million as of December 31, 2012, of which $0.5 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith's indemnification obligation is subject to a number of limitations, including a five-year limitation within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith's liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith's obligation to indemnify the purchaser for breaches of many of Griffith's representations and warranties and for certain environmental liabilities.  In 2009, the Company reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  To date, Griffith has paid approximately $1.2 million under its environmental remediation cost obligation.  In the first quarter of 2011, Griffith reduced the reserve by $0.6 million based on the completion of an environmental study.  The balance as of December 31, 2012 related to the divestiture is $0.8 million.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

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

Other Matters

Asbestos Litigation

As of December 31, 2012, of the 3,336 asbestos cases brought against Central Hudson, 1,164 remain pending.  Of the cases no longer pending against Central Hudson, 2,017 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

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

Central Hudson purchases, sells at wholesale, and distributes electricity and natural gas at retail in New York State's Mid-Hudson River Valley.  Electric service is available throughout the territory and natural gas service is provided in and about the cities of Poughkeepsie, Beacon, Newburgh, and Kingston, New York and certain outlying and intervening territories.  Central Hudson also generates a small portion of its electricity requirements.

Griffith is engaged in fuel distribution including heating oil, gasoline, diesel fuel, kerosene, and propane, and the installation and maintenance of heating, ventilating, and air conditioning equipment in Virginia, West Virginia, Maryland, Delaware, Pennsylvania, and Washington, D.C.  Management regularly reviews Griffith's operating results as a standalone component of CH Energy Group and assesses its performance as a basis for allocating resources.

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

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2012
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$512,081	$132,434	$280,204	$-	$-		$924,719
Intersegment revenues	13	144	-	-	(157)		-
Total revenues	512,094	132,578	280,204	-	(157)		924,719
Depreciation and amortization	29,996	8,143	4,642	-	-		42,781
Operating income	76,242	22,271	3,499	(10,694)	-		91,318
Interest and investment income	5,680	1,038	-	2,266	(2,215	)(1)	6,769
Interest charges	23,397	6,259	2,217	2,083	(2,215	)(1)	31,741
Income (Loss) before income taxes	58,766	17,195	1,295	(10,501)	-		66,755
Income tax expense	20,674	8,117	532	(2,415)	-		26,908
Net Income (Loss) Attributable to CH Energy Group	37,330	8,874	763	(8,086)	-		38,881
Segment assets at December 31	1,291,333	369,034	111,101	14,195	(714)		1,784,949
Goodwill	-	-	38,981	-	-		38,981
Capital expenditures	79,733	29,052	2,871	-	-		111,656

(1)
This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (Central Hudson and Griffith).

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2011
	Segments				Other
	Central Hudson				Businesses
		Natural			and
	Electric	Gas	Griffith		Investments		Eliminations		Total
Revenues from external customers	$538,548	$161,974	$284,998		$-		$-		$985,520
Intersegment revenues	15	392	-		-		(407)		-
Total revenues	538,563	162,366	284,998		-		(407)		985,520
Depreciation and amortization	27,832	7,643	4,580		-		-		40,055
Operating income	73,206	22,320	4,656		(593)		-		99,589
Interest and investment income	4,355	1,384	-		2,663		(2,625	)(1)	5,777
Interest charges	23,077	6,114	2,648		5,944		(2,625	)(1)	35,158
Income (Loss) before income taxes	55,412	17,802	2,078		(8,295)		-		66,997
Income tax expense	20,714	7,463	852		(5,216)		-		23,813
Net Income (Loss) Attributable to CH Energy Group	33,936	10,131	1,503	(3)	(230	)(2)	-		45,340
Segment assets at December 31	1,219,388	373,115	109,697		18,827		(793)		1,720,234
Goodwill	-	-	37,512		-		-		37,512
Capital expenditures	66,650	18,510	2,385		2,867	(4)	-		90,412

(1)
This represents the elimination of inter-company interest income (expense) generated from temporary lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

(2)	Includes income from discontinued operations of $2,849.
(3)	Includes income from discontinued operations of $277.
(4)	Does not include 1603 Grant proceed reimbursements of $1.6 million pertaining to CH-Auburn and $13.2 million pertaining to Shirley Wind.

CH Energy Group Segment Disclosure
(In Thousands)

	Year Ended December 31, 2010
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments		Eliminations		Total
Revenues from external customers	$563,139	$156,795	$240,174	$-		$-		$960,108
Intersegment revenues	8	253	-	-		(261)		-
Total revenues	563,147	157,048	240,174	-		(261)		960,108
Depreciation and amortization	26,480	7,335	4,460	-		-		38,275
Operating income	70,346	24,502	5,427	(972)		-		99,303
Interest and investment income	4,161	1,313	1	2,147		(2,147	)(1)	5,475
Interest charges	20,589	5,259	2,041	3,343		(2,147	)(1)	29,085
Income (Loss) before income taxes	52,113	20,169	2,935	(15,673)		-		59,544
Income tax expense	18,244	7,920	1,161	(8,111)		-		19,214
Net Income (Loss) Attributable to CH Energy Group	33,125	12,023	1,774	(8,418	)(2)	-		38,504
Segment assets at December 31	1,166,484	367,722	109,347	90,209		(9,355	)(3)	1,724,407
Goodwill	-	-	35,940	-		-		35,940
Capital expenditures	57,700	17,159	1,930	30,355		-		107,144

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

NOTE 14 - Accounting for Derivative Instruments and Hedging Activities

Purpose of Derivatives

CH Energy Group and its subsidiaries enter into derivative contracts in conjunction with the Company's energy risk management program to hedge certain risk exposure related to its business operations.  The derivative contracts are typically either exchange-traded or over-the-counter ("OTC") instruments.  The primary risks the Company seeks to manage by using derivative instruments are interest rate risk, commodity price risk and adverse or unexpected weather conditions.  Central Hudson uses derivative contracts to reduce the impact of volatility in the prices of natural gas and electricity and to hedge exposure to volatility in interest rates for its variable rate long-term debt.  Griffith uses derivative instruments to reduce the impact of volatility in the price of heating oil purchased for delivery to its customers as well as the impact of abnormal weather conditions on sales.  All derivative transactions are associated with commodity purchases and are not used for speculative purposes.  CH Energy Group and its subsidiaries derivative activities consist of the following:

•
Interest rate caps are used to minimize interest rate risks and to improve the matching of assets and liabilities.  An interest rate cap is an interest rate option agreement in which payments are made by the seller of the option when the reference rate exceeds the specified strike rate (or the set rate at which the option contract can be exercised).  The purpose of these agreements is to reduce exposure to rising interest rates while still having the ability to take advantage of falling interest rates by putting a "cap" on the interest rate Central Hudson pays on debt for which such caps are purchased.

•
Natural gas futures are used to minimize commodity price volatility for natural gas purchases.  A natural gas futures contract is a standardized contract to buy or sell a specified commodity (natural gas) of standardized quality at a certain date in the future, at a market determined price (the futures price).  Central Hudson's reason for purchasing these contracts is to reduce the risk of price fluctuations for natural gas and the impact of volatility in the commodity markets on its customers.

•
Natural gas swaps and contracts for differences (electricity swaps) are used to minimize commodity price volatility for natural gas and electricity purchases for Central Hudson's full service customers. A swap contract or a contract for differences is the exchange of two payment streams between two counterparties where the cash flows are dependant on the price of the underlying commodity. In an effort to moderate commodity price volatility, Central Hudson enters into contracts to pay a fixed price and receive market price for a defined commodity and volume. These contracts are aligned with Central Hudson's actual commodity purchases at market price, resulting in a net fixed price payment.

At December 31, 2012, Central Hudson had open derivative contracts related to natural gas purchases during January 2013 - March 2013, for 1.3 million Dth, which covers approximately 38.7% of Central Hudson's projected total natural gas supply requirements during this period.  In 2012, derivative transactions covered approximately 34.5% of Central Hudson's total natural gas supply requirements as compared to 35.0% in 2011.

Additionally, Central Hudson had open derivative contracts related to electricity purchases at December 31, 2012 for 2.8 million MWh, which covers the following approximate percentages of its projected electricity requirements in 2013 – 2017:

Year	Percentage
2013	28.5%
2014	28.8%
2015	21.7%
2016	7.2%
2017	7.1%

In 2012, OTC derivative contracts covered approximately 43.4% of Central Hudson's total electricity supply requirements as compared to 26.5% in 2011. The increase in coverage of financial contracts was in response to the expiration of physical contracts as discussed in Note 12 – "Commitments and Contingences".

•
On March 18, 2011, Central Hudson entered into a total return master swap agreement with Bank of America with the intent to enter into future swap contracts to exchange total returns on CH Energy Group, Inc. common stock for fixed payments to Bank of America.  The purpose was to reduce the volatility to earnings from deferred stock units under CH Energy Group's Directors and Executives Deferred Compensation Plan.  During 2012 and 2011, the swap has resulted in income of approximately $0.6 million and $0.4 million, respectively.

•
Option contracts on heating oil are used to establish ceiling prices to limit Griffith's exposure to changes in heating oil prices for forecasted heating oil supply requirements for capped price programs that are not covered by firm purchase commitments.  An option contract is the right, but not the obligation, to buy (for a call option) or sell (for a put option) a specific amount of the given commodity, at a specified price (the strike price) during a specified period of time.

At December 31, 2012, Griffith had open OTC call option positions covering approximately 1.0% of its anticipated fuel oil supply requirements for the period January 2013 through May 2013.  In 2012, derivative instruments covered 1.6% of total fuel oil requirements as compared to 1.5% in 2011.
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

Derivative contracts related to Griffith's heating oil contracts are not material.

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

To help limit the credit exposure of their derivatives, Central Hudson and Griffith enter into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Central Hudson and Griffith both hold contracts for derivative instruments under master netting agreements.  Of the eighteen total agreements held by both companies, eleven contain credit-risk related contingent features.  As of December 31, 2012, there were twenty-four open derivative contracts under these eleven master netting agreements containing credit-risk related contingent features, of which nine contracts were in a liability position.  As of December 31, 2012, the amount that would be required to settle these instruments if the contingent features were triggered is immaterial.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On December 31, 2012, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

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

Gross Fair Value of Derivative Instruments

Current accounting guidance related to fair value measurements establishes a fair value hierarchy to prioritize the inputs used in valuation techniques based on observable and unobservable data, but not the valuation techniques themselves.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing an asset or a liability.  Classification of inputs is determined based on the lowest level input that is significant to the overall valuation.  The fair value hierarchy prioritizes the inputs to valuation techniques into the three categories described below:

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

Derivative contracts are measured at fair value on a recurring basis.  As of December 31, 2012, and 2011, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level are as follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012(1)
Assets:
Derivative Contracts:
Central Hudson - electric	$693	$-	$-	$693
Central Hudson - natural gas	95	95	-	-
Total Central Hudson Assets	$788	$95	$-	$693
Griffith - heating oil	$26	$26	$-	$-
Total CH Energy Group Assets	$814	$121	$-	$693

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(1,367)	$-	$-	$(1,367)
Central Hudson - natural gas	(110)	(110)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(1,477)	$(110)	$-	$(1,367)

As of December 31, 2011(1)
Assets:
Derivative Contracts:
Central Hudson - electric	$931	$-	$-	$931
Central Hudson - total return swap	320	-	320	-
Total Central Hudson Assets	$1,251	$-	$320	$931

Griffith - heating oil	$29	$29	$-	$-
Total CH Energy Group Assets	$1,280	$29	$320	$931

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(17,761)	$-	$-	$(17,761)
Central Hudson - natural gas	(2,030)	(2,030)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(19,791)	$(2,030)	$-	$(17,761)

(1)	Interest rate cap agreement is not shown in the above table because the FMV at each period stated was zero.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Year Ended
	December 31,
	2012	2011
Balance at Beginning of Period	$(16,830)	$(23,872)
Unrealized gains	16,156	7,042
Realized losses	(23,853)	(13,195)
Purchases	-	-
Issuances	-	-
Sales and settlements	23,853	13,195
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$(674)	$(16,830)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

The company did not have any transfers into or out of Levels 1 or 2.

CH Energy Group's derivative contracts are typically either exchange-traded or over-the-counter ("OTC") instruments.  Exchange-traded and OTC derivatives are valued based on listed market prices.  On December 31, 2012, Central Hudson's derivative contracts were comprised of swap contracts for electricity and natural gas.  Electric swap contracts through December 2015 are valued using the New York Independent System Operator ("NYISO") Swap Futures Closing Price as posted on NYMEX Clearport.  The electric swap contracts from January 2016 through December 2017 are valued using NYISO forward prices provided by a broker, OTC Global Holdings, as posted on the SNL Financial website.  All of the electric swap contracts have been classified as Level 3 assets in the fair value hierarchy, since Clearport uses unobservable inputs, such as bi-lateral contracts, projected activity and pricing data from major market participants in its determination of the futures closing price and OTC Global Holdings provides pricing from its forward power curve.  Management believes these prices approximate fair value for these instruments.  Generally, a change in any of the underlying assumptions would result in a positively correlated change in the fair value measurement.  The credit risk considered in the fair value assessment of contracts in a liability position is that associated with Central Hudson.  Based on Central Hudson's current senior unsecured debt ratings by Moody's, S&P and Fitch, management has concluded that the credit risk associated with Central Hudson's non-performance related to these instruments is not significant, and therefore, no adjustment was made to the fair value.  For those contracts in an asset position, management believes the credit risk of non-performance by counterparties is not significant due to the fact that Central Hudson utilizes multiple counterparties, all of which have ratings by Moody's, S&P and Fitch, which denote expectations of a low default risk.  Additionally, unrealized gains and losses on Central Hudson's derivative contracts have no impact on earnings. Based on the credit ratings by Moody's, S&P and Fitch of the counterparty, management has concluded that the credit risk associated with the counterparty's non-performance on call options in an asset position is not significant.  Therefore, no adjustment related to credit risk has been made to the fair value of contracts in an asset position.

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

For the years ended December 31, 2012, 2011 and 2010, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson derivatives on the statements of income (In Thousands):

	Amount of Gain (Loss) Recognized as Increase/(Decrease) in the Income Statement
	Year Ended December 31,
	2012	2011	2010	Location of Gain (Loss)
Central Hudson:
Electricity swap contracts	$(23,853)	$(13,195)	$(8,850)	Regulatory asset(1)
Natural gas swap contracts	(2,219)	(2,311)	(2,616)	Regulatory asset(1)
Total return swap contracts	557	448	-	Other-net
Total Central Hudson	$(25,515)	$(15,058)	$(11,466)

Griffith:
Heating oil call option contracts	$(5)	$(3)	$(100)	Purchased petroleum
Griffith other derivative financial instrument	-	-	129	Purchased petroleum
Total Griffith	$(5)	$(3)	$29

Total CH Energy Group	$(25,520)	$(15,061)	$(11,437)

(1)
Realized gains and losses on Central Hudson's derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

In addition to the above, Griffith uses weather derivative contracts to hedge the effect on earnings of significant variances in weather conditions from normal patterns, if such contracts can be obtained on reasonable terms.  Weather derivative contracts are accounted for in accordance with guidance specific to accounting for weather derivatives.  In the year ended December 31, 2012, approximately $1.6 million of income was recorded. In the years ended December 31, 2011 and December 31, 2010, approximately $0.7 million and $0.6 million of expense was recorded to the income statement related to Griffith's weather derivatives, respectively.

NOTE 15 – Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 – "Accounting for Derivative Instruments and Hedging Activities", CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets.  The following table summarizes the amount reported at fair value related to these assets as of December 31, 2012 and December 31, 2011 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012:
Other investments	$1,603	$1,603	$-	$-
As of December 31, 2011:
Other investments	$2,605	$2,605	$-	$-

As of December 31, 2012 and December 31, 2011, a portion of the trust assets for the funding of CH Energy Group's Directors and Executives Deferred Compensation Plan were invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.  These amounts are included in the line titled "Other investments" within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.

CHEC recorded a reserve against the full balance of its $10 million note receivable from Cornhusker Holdings in the third quarter of 2010.  An impairment analysis was performed and based on this analysis, the present value of the after-tax projected cash flows indicate that there are insufficient funds to repay the subordinated debt to CHEC after payments to the senior creditors are satisfied.  This analysis used significant unobservable inputs including a discount rate and projected cash flows for the entity and as such this was a Level 3 investment as of December 31, 2011. As of December 31, 2012, CHEC no longer has any investment in Cornhusker Holdings.

In the third quarter of 2011, CHEC recorded an impairment loss for the full value of its investment in CH-Community Wind.  An impairment analysis was performed and based on this analysis, the present value of the after-tax projected cash flows using a market participant's expected return, is insufficient for CHEC to recover any of its investment.  This analysis used significant unobservable inputs including a discount rate and projected cash flows for the entity and as such this is a Level 3 investment.  As of December 31, 2012, management believes the fair value of this investment remains at zero and therefore appropriately reserved.

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

Notes Payable:  Carrying amount (Level 2)
Due to the short-term nature (typically one month or less) of our Notes Payable borrowings, the carrying value is equivalent to the current FMV.

Long-term Debt Maturities and Fair Value - CH Energy Group
(Dollars in Thousands)

	Fixed Rate		Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of December 31, 2012:
2013	$31,076	6.93%	$-	-%
2014	21,650	5.50%	-	-%
2015	1,230	6.86%	-	-%
2016	9,315	3.36%	-	-%
2017	34,406	6.13%	-	-%
Thereafter	386,625	5.13%	33,700	0.28%
Total	$484,302	5.31%	$33,700	0.28%	$518,002	5.03%

Fair Value	$562,855		$33,700		$596,555

As of December 31, 2011:
2012	$37,006	6.71%	$-	-%
2013	31,076	6.93%	-	-%
2014	21,650	5.50%	-	-%
2015	1,230	6.86%	-	-%
2016	9,315	3.36%	-	-%
Thereafter	349,032	5.23%	33,700	0.37%
Total	$449,309	5.55%	$33,700	0.37%	$483,009	5.23%

Fair Value	$504,135		$33,700		$537,835

Long-term Debt Maturities and Fair Value - Central Hudson
(Dollars in Thousands)

	Fixed Rate		Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of December 31, 2012:
2013	$30,000	6.93%	$-	-%
2014	14,000	4.81%	-	-%
2015	-	-%	-	-%
2016	8,000	2.78%	-	-%
2017	33,000	6.10%	-	-%
Thereafter	371,250	5.06%	33,700	0.28%
Total	$456,250	5.22%	$33,700	0.28%	$489,950	4.93%

Fair Value	$529,710		$33,700		$563,410

As of December 31, 2011:
2012	$36,000	6.70%	$-	-%
2013	30,000	6.93%	-	-%
2014	14,000	4.81%	-	-%
2015	-	-%	-	-%
2016	8,000	2.78%	-	-%
Thereafter	332,250	5.15%	33,700	0.37%
Total	$420,250	5.46%	$33,700	0.37%	$453,950	5.12%

Fair Value	$468,042		$33,700		$501,742

NOTE 16 – Subsequent Events

In addition to items disclosed in the footnotes, CH Energy Group has performed an evaluation of events subsequent to December 31, 2012 through the date the financial statements were issued and noted five additional items to disclose.

On January 29, 2013 Central Hudson contributed $26 million to its retirement plan.

On January 30, 2013 Central Hudson made a $5 million dividend to parent CH Energy Group.

In January 2013, a Joint Proposal with Fortis, Central Hudson, the PSC Staff and other parties as signatories, was submitted to the PSC.  The signatory parties have concluded that, based on the terms of the Settlement Agreement, the acquisition is in the public interest pursuant to the New York State Public Service Law, and recommended approval by the Commission.  While no assurance can be given, the transaction is expected to be approved by the PSC in the second quarter of 2013.  Under the terms of the merger agreement, Fortis must close the transaction if all conditions precedent are met, including PSC approval, and a material adverse effect has not occurred.  Closing of the transaction would follow shortly after Fortis' acceptance of the PSC's order approving the transaction.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Regulatory Matters – PSC Proceedings" for further discussion regarding the terms of the Joint Proposal and schedule.

On February 15, 2013, Central Hudson Gas & Electric Corporation, a subsidiary of CH Energy Group, Inc., called for redemption, effective March 21, 2013, all 70,028 outstanding shares of its 4½% Cumulative Preferred Stock and all 19,998 outstanding shares of its 4.75% Cumulative Preferred Stock. The 4½% Cumulative Preferred Stock has a redemption price of $107.00 per share and accrued and unpaid dividends to the redemption date of $1.000 per share. The 4.75% Cumulative Preferred Stock has a redemption price of $106.75 per share and accrued and unpaid dividends to the redemption date of $1.056 per share. The aggregate amount payable is $9,744,735.

In February 2013, Central Hudson experienced a cyber incident that may have exposed certain confidential customer information to an unauthorized third party.  Central Hudson commenced an investigation immediately upon becoming aware of the possible unauthorized access and began precautionary communications to Central Hudson customers as well as to the applicable regulatory agencies.  Central Hudson has also offered credit monitoring services to the potentially impacted customers free of charge.  At this time the investigation is in its early stages, and management has not yet determined whether any customer information was downloaded or misused; therefore no prediction can be made regarding the ultimate outcome of this matter.  The financial impact of the costs associated with the communication efforts and credit monitoring services is currently estimated to be approximately $1 million.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
CH ENERGY GROUP

Selected financial data for each quarterly period within 2012 and 2011 are presented below (In Thousands, except per share data):

	Operating Revenues	Operating Income	Net Income from Continuing Operations	Net Income/(Loss) from Discontinued Operations, Net of Tax		Earnings Per Average Share of Common Stock (Diluted) Outstanding
Quarter Ended:

2012
March 31	$274,072	$32,301	$14,823	$-		$0.96
June 30	197,570	11,350	2,154	-		0.10
September 30	219,070	22,117	9,160	-		0.60
December 31	234,007	25,550	13,710	-		0.92

2011
March 31	$326,972	$34,002	$17,074	$115		$1.07
June 30	207,067	15,944	6,107	90		0.38
September 30	220,755	21,830	4,807	3,763		0.54
December 31	230,726	27,813	15,196	(842	)(1)	0.94	(1)

(1)	Includes the impact of the fourth quarter 2011 loss on sale of a molecular gate owned by CH-Greentree at a $1.3 million pre-tax, $0.8 million net of tax and $(0.05) per share, respectively.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
CENTRAL HUDSON

Selected financial data for each quarterly period within 2012 and 2011 are presented below (In Thousands):

	Operating Revenues	Operating Income	Income Available for Common Stock
Quarter Ended:

2012
March 31	$185,122	$32,604	$16,491
June 30	141,549	16,615	6,153
September 30	167,222	25,990	12,256
December 31	150,622	23,304	11,304

2011
March 31	$230,052	$26,576	$12,397
June 30	148,232	18,037	7,129
September 30	168,168	25,064	11,423
December 31	154,070	25,849	13,118

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

Statement of Income
(In Thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Equity in earnings of subsidiaries	$47,560	$42,695	$39,332
Business development costs	(88)	(1,222)	(1,809)
Interest income	2,167	3,895	2,566
Interest expense	(2,082)	(2,962)	(3,342)
Penalty on early retirement of debt	-	(2,982)	-
Merger related costs	(10,058)	-	-
Other income (deductions), net of taxes	1,382	2,790	2,885
Income from continuing operations	38,881	42,214	39,632
Income (loss) from discontinued operations, net of tax	-	3,126	(1,128)

Net Income	$38,881	$45,340	$38,504

Common Stock:
Average shares outstanding:
Basic	14,909	15,278	15,785
Diluted	15,099	15,481	15,952

Earnings per share - Basic:
Continuing operations	$2.61	$2.77	$2.51
Discontinued operations	$-	$0.20	$(0.07)

Earnings per share - Diluted:
Continuing operations	$2.58	$2.73	$2.48
Discontinued operations	$-	$0.20	$(0.07)

Dividends declared per share	$2.22	$2.19	$2.16

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

Statement of Cash Flows
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$38,881	$45,340	$38,504
Equity in earnings of subsidiary companies	(47,560)	(45,387)	(38,204)
Changes in current assets and liabilities:
Cash dividends received from subsidiaries	22,000	70,064	31,000
Other - net	2,438	(8,805)	3,794
Net cash flows provided by operating activities	15,759	61,212	35,094

Investing Activities:
Investment in subsidiaries	2,100	29,592	(46,250)
Net cash flows provided by (used in) investing activities	2,100	29,592	(46,250)

Financing Activities:
Redemption of long-term debt	(1,007)	(20,941)	-
Borrowings of short-term debt - net	14,500	5,000	-
Dividends paid on common stock	(33,137)	(33,554)	(34,164)
Shares repurchased	(2,993)	(48,687)	(1,465)
Net cash flows used in financing activities	(22,637)	(98,182)	(35,629)

Net change in cash and cash equivalents	(4,778)	(7,378)	(46,785)

Cash and cash equivalents - beginning of the year	7,128	14,506	61,291
Cash and cash equivalents - end of the year	$2,350	$7,128	$14,506

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
CH ENERGY GROUP - (PARENT COMPANY ONLY)

Balance Sheet
(In Thousands)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,350	$7,128
Prepaid income tax	-	746
Prepayments	277	333
Accounts receivable from subsidiaries	3,578	1,802
Other	7,933	6,935
Total Current Assets	14,138	16,944

Other Assets:
Investments in subsidiaries	551,386	527,926
Total Other Assets	551,386	527,926

Total Assets	$565,524	$544,870

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$1,686	$1,686
Paid-in capital	349,185	350,997
Retained earnings	248,103	242,391
Treasury stock	(90,141)	(92,908)
Accumulated other comprehensive income	380	354
Capital stock expense	(166)	(328)
Total Capitalization	509,047	502,192

Current Liabilities:
Current maturities of long-term debt	1,076	1,006
Notes payable	19,500	5,000
Dividends payable	8,301	8,269
Accounts payable	184	199
Accrued income taxes	292	-
Accrued interest	148	151
Total Current Liabilities	29,501	14,625

Long-Term Liabilities:
Private Placement Debt	26,976	28,053
Total Long-Term Liabilities	26,976	28,053

Total Capitalization and Liabilities	$565,524	$544,870

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

SCHEDULE II - RESERVES - CH ENERGY GROUP
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period
Year Ended December 31, 2012
Operating Reserves	$3,383	$1,256	$143	$955	$3,827
Reserve for Uncollectible Accounts	$6,988	$6,331	$-	$6,770	$6,549

Year Ended December 31, 2011
Operating Reserves	$3,187	$1,185	$117	$1,106	$3,383
Reserve for Uncollectible Accounts	$6,706	$8,516	$-	$8,234	$6,988

Year Ended December 31, 2010
Operating Reserves	$4,756	$912	$138	$2,619	$3,187
Reserve for Uncollectible Accounts	$7,736	$4,688	$3,702	$9,420	$6,706

SCHEDULE II - RESERVES - CENTRAL HUDSON
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Payments and Other Reductions to Reserves	Balance at End of Period
Year Ended December 31, 2012
Operating Reserves	$2,120	$1,025	$143	$592	$2,696
Reserve for Uncollectible Accounts	$5,200	$5,616	$-	$6,216	$4,600

Year Ended December 31, 2011
Operating Reserves	$2,068	$596	$117	$661	$2,120
Reserve for Uncollectible Accounts	$5,300	$7,156	$-	$7,256	$5,200

Year Ended December 31, 2010
Operating Reserves	$3,503	$482	$138	$2,055	$2,068
Reserve for Uncollectible Accounts	$5,800	$3,942	$3,702	$8,144	$5,300

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A - Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of CH Energy Group and Central Hudson evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K and based on the evaluation, concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Registrants' controls and procedures are effective.

There were no changes to the Registrants' internal control over financial reporting during the Registrants' last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

For additional discussion, see the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control Over Financial Reporting included in this 10-K Annual Report.

ITEM 9B - Other Information

None.

PART III

ITEM 10 - Directors and Executive Officers of CH Energy Group

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth (i) the name and age of each nominee for Director of CH Energy Group, (ii) the principal occupation and employment of each person during the past five years, including the positions and offices with CH Energy Group held by each person and the period during which each has served as a Director of CH Energy Group, and (iii) the particular experience, qualifications, attributes, and skills that led to the conclusion that each person should serve as a Director of CH Energy Group.

Name and Age(1)	Principal Occupation and Business Experience During the Past Five Years	Qualifications That Led the Board to Conclude This Person Should Serve as a Director
Steven V. Lant, 56
Chairman of the Board, President and Chief Executive Officer of CH Energy Group; Chairman of the Board and Chief Executive Officer of Central Hudson; Chairman of the Board, President and Chief Executive Officer of CHEC, 2004-present; Director of CH Energy Group, Central Hudson, and CHEC.

Mr. Lant has been a Director since 2002.

Mr. Lant started working with Central Hudson in the Cost and Rate Department in 1980, and he was steadily promoted until he reached his current position in 2004.  He is an economist by training, and he has previously served as Chief Operating Officer and as Chief Financial Officer of CH Energy Group.  He is thoroughly familiar with the finances and operations of CH Energy Group, Central Hudson, and CHEC.  Having lived in the Hudson Valley for 32 years, Mr. Lant is also thoroughly familiar with the Central Hudson service territory.  Mr. Lant's financial expertise, thorough understanding of the businesses of CH Energy Group, including long experience with the regulatory environment in which Central Hudson operates, and his lengthy experience in the Hudson Valley, all serve to enable him to serve meaningfully and effectively on our Board.

________________________________
(1) The ages of the Directors are as of the date of this Form 10-K.

Name and Age(1)	Principal Occupation and Business Experience During the Past Five Years	Qualifications That Led the Board to Conclude This Person Should Serve as a Director
Margarita K. Dilley, 55
Consultant; Vice President, Chief Financial Officer, and Director of Astrolink International LLC, 1998-2004; Director of Strategy & Corporate Development and Treasurer of INTELSAT, 1992-1998; Treasurer, COMSAT Corporation, 1987-1992.

Ms. Dilley has been a Director since 2004.

Ms. Dilley has in-depth experience with strategic planning, financial management, and corporate governance.  She has served as Vice President, Chief Financial Officer, and a member of the Board of Directors of Astrolink International, LLC, (a satellite telecommunications company) as well as Director of Strategy & Corporate Development and Treasurer of INTELSAT, and as Treasurer and Director of Finance of COMSAT.  Ms. Dilley's financial expertise and her extensive business experience in a highly competitive industry enables her to serve meaningfully and effectively on our Board.  In nominating Ms. Dilley, the Governance and Nominating Committee also gave positive consideration to her qualification to serve as an "audit committee financial expert."

________________________________
(1) The ages of the Directors are as of the date of this Form 10-K.

Name and Age(1)	Principal Occupation and Business Experience During the Past Five Years	Qualifications That Led the Board to Conclude This Person Should Serve as a Director
Steven M. Fetter, 61
President, Regulation UnFettered, a consulting firm, 2002-present; Group Head and Managing Director, Global Power Group, Fitch Ratings, 1998-2002; Chairman and Commissioner of the Michigan Public Service Commission, 1987-1993; Acting Associate Deputy Under Secretary of Labor, U.S. Department of Labor, 1987; Majority General Counsel, Michigan State Senate, 1984-1985.

Mr. Fetter has been a Director since 2002.

Mr. Fetter has extensive experience in connection with the regulated utility industry, having served as the Chairman of the Michigan Public Service Commission and as Group Head and Managing Director of the Global Power Group within Fitch Ratings. He currently serves as President of Regulation UnFettered, a consulting firm specializing in matters relating to the regulation of electric and natural gas utilities. Mr. Fetter's extensive experience in the energy industry enables him to serve meaningfully and effectively on our Board.

________________________________
(1) The ages of the Directors are as of the date of this Form 10-K.

Name and Age(1)	Principal Occupation and Business Experience During the Past Five Years	Qualifications That Led the Board to Conclude This Person Should Serve as a Director
Stanley J. Grubel, 70
Consultant; Director, Asyst Technologies, Inc., 1997-2009; Vice President and General Manager, Philips Semiconductor Manufacturing, Inc., 2000-2001; Chief Executive Officer, MiCRUS, 1995-2000.

Mr. Grubel has been a Director since 1999.

Mr. Grubel previously served as the Chief Executive Officer of MiCRUS, an advanced semiconductor manufacturing company employing approximately 1,300 employees in the Central Hudson service territory. Mr. Grubel also served as a Director of the New York Business Council and as Chair of the Marist College School of Management's Advisory Council. Mr. Grubel's management experience in a highly competitive industry, his business experience within the Central Hudson service territory, and his experience as the leader of a major customer of Central Hudson enable him to serve meaningfully and effectively on our Board.

________________________________
(1) The ages of the Directors are as of the date of this Form 10-K.

Name and Age(1)	Principal Occupation and Business Experience During the Past Five Years	Qualifications That Led the Board to Conclude This Person Should Serve as a Director
Manuel J. Iraola, 64
Chairman, President and Chief Executive Officer, The Aloaris Group, a consulting and investment firm, 2002-present; Chairman and Chief Executive Officer, Homexperts, Inc. (d/b/a Homekeys), a real estate services company, 2005-present; Director, Schweitzer-Mauduit International, Inc., 2005-2007; President, Phelps Dodge Industries, 1995-2002; Director, Phelps Dodge Corporation, 1997-2002.

Mr. Iraola has been a Director since 2006.

Mr. Iraola serves as the President and Chief Executive Officer of the Aloaris Group, a consulting and investment firm based in Miami, Florida. He previously served as the President of Phelps Dodge Industries and as a Senior Vice President and Chief Financial Officer of the Columbian Chemicals Company. Mr. Iraola's financial expertise and his executive experience with complex business operations enable him to serve meaningfully and effectively on our Board.

________________________________
(1) The ages of the Directors are as of the date of this Form 10-K.

Name and Age(1)	Principal Occupation and Business Experience During the Past Five Years	Qualifications That Led the Board to Conclude This Person Should Serve as a Director
E. Michel Kruse, 69
Retired; Chairman and Senior Advisor-Financial Institutions Group of UBS Warburg, 2000-2002; Chief Executive of BHF-Bank AG, 1997-1999; Chief Financial Officer and Vice Chairman of the Board of The Chase Manhattan Corporation, 1992-1996.

Mr. Kruse has been a Director since 2002.

Mr. Kruse has in-depth experience with strategic planning, financial management, and corporate governance. His responsibilities at Chase included being in charge of all finance and risk assessment functions of the bank, as well as overseeing the bank's financing of a portfolio of public utilities in the United States. Mr. Kruse's financial expertise, his knowledge of utility finances, and his extensive experience in managing risk enable him to serve meaningfully and effectively on our Board. In nominating Mr. Kruse, the Governance and Nominating Committee also gave positive consideration to his qualification to serve as an "audit committee financial expert."

________________________________
(1) The ages of the Directors are as of the date of this Form 10-K.

Name and Age(1)	Principal Occupation and Business Experience During the Past Five Years	Qualifications That Led the Board to Conclude This Person Should Serve as a Director
Edward T. Tokar, 65
Senior Managing Director of Investments, Beacon Trust Company, 2004-present, Vice President-Investments and Corporate Officer, Honeywell International, Inc. and predecessor companies, including Chief Executive Officer, Allied Capital Management, LLC, 1977-2004; Trustee, the Gabelli Dividend and Income Trust, 2003-present; Trustee, the Gabelli Global Deal Fund, 2006-present; Director, Teton Advisors, Inc., 2008-2010; Director, DB Hedge Strategies Fund LLC, 2002-2007; Director, Topiary Fund for Benefit Plan Investors LLC, 2004-2007.

Mr. Tokar has been a Director since 2009.

Mr. Tokar serves as a Senior Managing Director of the Beacon Trust Company (trust services), having previously served as the Chief Executive Officer of Allied Capital Management, LLC (a wholly owned subsidiary of Honeywell International Inc.).  Mr. Tokar was responsible for Honeywell's investment management program for employee benefit fund assets totaling $18 billion worldwide.  Mr. Tokar is a Certified Public Accountant and he also led the Finance Division at the National Rural Electric Cooperative Association in Washington, D.C.  Mr. Tokar's financial expertise and extensive experience in assessing and managing investments enable him to serve meaningfully and effectively on our Board.

________________________________
(1) The ages of the Directors are as of the date of this Form 10-K.

Name and Age(1)	Principal Occupation and Business Experience During the Past Five Years	Qualifications That Led the Board to Conclude This Person Should Serve as a Director
Jeffrey D. Tranen, 66
Senior Vice President, Compass Lexecon (an FTI Company), a consulting firm, 2000-present; Director, Doble Engineering Company, 1998-2007; Director, Oglethorpe Power Corporation, 2000-2004; Director, Earthfirst Technologies Incorporated, 2001-2002; President and Chief Operating Officer, Sithe Northeast Inc., 1999-2000; President and Chief Executive Officer, California Independent System Operator, 1997-1999; President, New England Power Company, 1993-1997.

Mr. Tranen has been a Director since 2004.

Mr. Tranen is currently a Senior Vice President of Compass Lexecon (a consulting firm), having previously served as President of the New England Power Company, President and Chief Executive Officer of the California Independent System Operator, and as President and Chief Operating Officer of Sithe Northeast, Inc., where he was responsible for acquiring and overseeing generating assets totaling 8000 megawatts.  Mr. Tranen's extensive operating and management experience in the regulated and unregulated energy industries enable him to serve meaningfully and effectively on our Board.

________________________________
(1) The ages of the Directors are as of the date of this Form 10-K.

Name and Age(1)	Principal Occupation and Business Experience During the Past Five Years	Qualifications That Led the Board to Conclude This Person Should Serve as a Director
Ernest R. Verebelyi, 65
Retired; Non-executive Chairman, 2005-present, and Director, 2003-present, Columbus McKinnon Corporation, an industrial manufacturing company; President-Americas, Terex Corporation, 2001-2002; President-Americas and Mining, Terex Corporation, 2001.

Mr. Verebelyi has been a Director since 2006.

Mr. Verebelyi currently serves as the Non-executive Chairman of Columbus McKinnon Corporation, an international publicly owned manufacturer of industrial equipment based in Amherst, N.Y. and listed on NASDAQ.  Mr. Verebelyi previously served as President – Americas of the Terex Corporation, as Executive Vice President of Operations, General Signal Corporation, and as Executive Vice President – Special Products Division of the Emerson Electric Company.  Mr. Verebelyi's involvement in the governance of a public company and his executive experience with complex business operations enable him to serve meaningfully and effectively on our Board.

________________________________
(1) The ages of the Directors are as of the date of this Form 10-K.

The information on the executive officers of CH Energy Group required hereunder is incorporated by reference to Item 1 - "Business" of this 10-K Annual Report under the caption "Executive Officers of CH Energy Group."

Since the filing by CH Energy Group of its definitive proxy statement for its 2012 Annual Meeting ("Proxy Statement"), which was filed with the SEC on March 21, 2012, there have been no material changes to the procedures by which security holders may recommend nominees to CH Energy Group's Board of Directors.

AUDIT COMMITTEE

CH Energy Group has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Margarita K. Dilley, Steven M. Fetter, Stanley J. Grubel, and E. Michel Kruse.  Ms. Dilley is the Chair of the Audit Committee.
The Board of Directors has determined that each of these Committee members meets the NYSE listing standards and CH Energy Group's categorical standards for independence.  The Board of Directors has also determined that each of the Committee members are financially literate in accordance with the NYSE listing standards.
The Board of Directors has determined that Ms. Dilley meets the SEC criteria for an "audit committee financial expert" and the NYSE standard of having accounting or related financial management expertise.  Ms. Dilley's extensive background and experience includes having served as the Chief Financial Officer of Astrolink International LLC.

CODE OF BUSINESS CONDUCT AND ETHICS

CH Energy Group has adopted a Code of Business Conduct and Ethics ("Code").  Section II of the Code, in accordance with Section 406 of the Sarbanes-Oxley Act and Item 406 of Regulation S-K, constitutes CH Energy Group's Code of Ethics for Senior Financial Officers.  This section, in conjunction with the remainder of the Code, is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.  A copy of the Code is available on CH Energy Group's Internet website at www.CHEnergyGroup.com.

If CH Energy Group's Board of Directors materially amends or grants any waivers to Section II of the Code relating to issues concerning the need to resolve ethically any actual or apparent conflicts of interest, and to comply with all generally accepted accounting principles, laws and regulations designed to produce full, fair, accurate, timely, and understandable disclosure in CH Energy Group's periodic reports filed with the SEC, CH Energy Group will post such information on its Internet website at www.CHEnergyGroup.com.

CH Energy Group's governance guidelines and the charters of its Audit, Compensation, Governance and Nominating, and Strategy and Finance Committees are available on CH Energy Group's Internet website at www.CHEnergyGroup.com.

The governance guidelines, the Code, and the charters may also be obtained by writing to the Corporate Secretary, CH Energy Group, Inc., 284 South Avenue, Poughkeepsie, New York 12601-4839.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires CH Energy Group's Directors and executive officers, and any person who owns more than 10% of a registered class of CH Energy Group's equity securities (collectively "Reporting Persons"), to file initial reports of ownership and reports of changes in ownership with the SEC.

These Reporting Persons are required by SEC regulations to furnish CH Energy Group with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of these forms furnished to CH Energy Group and written representations from CH Energy Group's Directors and executive officers, CH Energy Group believes that all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2012.

ITEM 11 - Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains our compensation program for the Chief Executive Officer, the Chief Financial Officer, and our other three most highly compensated executive officers.  These individuals are referred to collectively in this section as our "Named Executive Officers."  Our Named Executive Officers for 2012 were:  (i) Steven V. Lant, Chairman of the Board, President and Chief Executive Officer of CH Energy Group; (ii) Christopher M. Capone, Executive Vice President and Chief Financial Officer of CH Energy Group; (iii) James P. Laurito, Executive Vice President of CH Energy Group and President of Central Hudson; (iv) John E. Gould, Executive Vice President and General Counsel of CH Energy Group; and (v) W. Randolph Groft, President and Chief Operating Officer of Griffith Energy Services, Inc. ("Griffith").

EXECUTIVE SUMMARY

Our executive compensation program is designed to achieve the following objectives:

•	Attract and retain experienced, talented, and performance-driven executives by offering compensation opportunities that are competitive with opportunities offered by comparable companies in the markets in which we compete for executive talent; and

•	Align the interests of our executive officers and shareholders by motivating executive officers to maximize our shareholders' return on investment, to minimize risks over the long-term and to achieve high levels of customer satisfaction, and by rewarding executive officers for performance related to the creation of sustainable value.

Our core program consists of base salary, short-term and long-term incentives and retirement benefits, each of which is geared to be close to market median levels.

•	We allocate a significant portion of the core program to variable compensation elements that are tied to CH Energy Group's key performance objectives.

•	We maintain stock ownership requirements for our executives.

•	We maintain a Compensation Recovery Policy (commonly referred to as a clawback policy), which allows us to recover certain incentive compensation paid to an executive officer if the payment was based on financial results that the Corporation must subsequently restate as a result of that officer's fraud or misconduct.

•	We provide only limited perquisites or fringe benefits to our executives, and those perquisites and fringe benefits are directly aligned to our business interests.

•	We closed our defined benefit retirement plans to new management employees as of January 1, 2008.

ADVISORY VOTE ON EXECUTIVE COMPENSATION

At our 2012 Annual Meeting, our shareholders supported our executive compensation program by approving the compensation of our Named Executive Officers by a vote of approximately 91% of the shares represented by person or by proxy at the meeting.  The Compensation Committee views this result as confirmation that our compensation program, with its emphasis on pay-for-performance, is reasonable and that it achieves the compensation objectives outlined in this Compensation Discussion and Analysis.  As a result, we have not made any material changes to the compensation program for the Named Executive Officers.

USE OF MARKET COMPENSATION DATA

We believe that each element of the compensation program should remain competitive to attract and retain key executive talent.  To help determine the competitive market, the Compensation Committee retained Pay Governance, an independent consulting firm, to advise it on the form and amounts of Director and executive compensation.  Pay Governance reported directly to the Compensation Committee and served at the sole pleasure of the Committee.  Pay Governance provided no services to CH Energy Group other than services that were requested by the Committee.  The Compensation Committee has assessed the independence of Pay Governance pursuant to SEC rules and concluded that no conflict of interest exists that would prevent the consulting firm from independently advising the Compensation Committee.

For 2012, the Compensation Committee asked Pay Governance to provide information about whether the compensation packages of our executive officers were competitive with the market in which we compete for executive talent.  Pay Governance also was asked to determine the range of market levels for the following components of our executives' compensation: base salary, short-term incentive compensation, total cash compensation (base salary plus short-term incentive compensation), long-term incentive awards, and total direct compensation (total cash compensation plus long-term incentive awards).  In doing this work, Pay Governance compiled compensation information about companies in two separate groups ("comparator groups").

Utility Industry Database

The primary comparator group included 62 investor-owned utilities from Towers Watson's 2011 Energy Services Executive Compensation Database.  These companies had revenue between approximately $353 million to $18.9 billion.  The comparator group was comprised of companies with a wide range of revenues and included organizations that were significantly larger that CH Energy Group.  As a result, the market data for each position was size-adjusted using regression analysis to account for the differences in company revenues.  The companies in the utility industry database included (in alphabetical order):

AGL Resources Inc.	MidAmerican Holdings
ALLETE, Inc.	NextEra Energy, Inc.
Alliant Energy Corporation	Nicor Inc.
Ameren Corporation	Northeast Utilities
American Electric Power Co., Inc.	Northwestern Corporation
Avista Corp.	NRG Energy, Inc.
Black Hills Corporation	NSTAR
Calpine Corp.	NV Energy, Inc.
CenterPoint Energy, Inc.	Northwest Natural Gas Company
Cleco Corporation	OGE Energy Corp.
CMS Energy Corp.	PG&E Corp.
Consolidated Edison Inc.	Pepco Holdings, Inc.
Constellation Energy Group, Inc.	Pinnacle West Capital Corporation
Dominion Resources, Inc.	PNM Resources, Inc.
DPL Inc.	Portland General Electric Company
DTE Energy Company	PPL Corporation
Duke Energy Corporation	Progress Energy Inc.
Edison International	Public Service Enterprise Group Inc.
El Paso Electric Co.	Puget Energy
Energen Corp.	SCANA Corp.
Energy Future Holdings	Sempra Energy
Entergy Corporation	Southern Company
EQT Corporation	TECO Energy, Inc.
Exelon Corporation	TennesseeValley Authority
FirstEnergy Corp.	UIL Holdings Corporation
GenOn Energy, Inc.	UniSource Energy
Hawaiian Electric Industries Inc.	Unitil Corp.
IdaCorp, Inc.	Vectren Corporation
Integrys Energy Group, Inc.	Westar Energy, Inc.
MDU Resources Group Inc.	Wisconsin Energy Corp.
MGE Energy Inc.	Xcel Energy Inc.

General Industry Reference

The Compensation Committee also used a secondary comparator group to evaluate compensation levels, which was based on a total sample of Towers Watson's 2011 General Industry Executive Compensation Database and included over 400 companies across a range of industries.  As with the utility industry comparator group, the data was sized-adjusted using regression analysis to correspond with each officer's approximate scope of responsibilities (based on revenues).

Coordination of Sources

Due to his utility-specific position, the utility industry comparator group was used as the reference point for the competitive review of Mr. Laurito's position.  The general industry comparator group was used as the primary reference point for Mr. Groft because, upon the recommendation of Pay Governance, the Compensation Committee concluded that his responsibilities involve numerous functions, including the management of an unregulated business, that are more comparable to positions in the broader general industry group.  The utility industry comparator group was used as the primary source of data to evaluate the compensation levels for Messrs. Lant, Capone and Gould.

PAY COMPETITIVELY WITHIN THE RELEVANT MARKET FOR EXECUTIVE TALENT

Each year, the Compensation Committee reviews and establishes the base salary, annual short-term incentives and long-term incentives for the Named Executive Officers.  The Committee also monitors the competitiveness of the retirement, severance, and personal benefits programs; however, these benefits programs generally do not change from year to year.  The Committee generally strives to structure each element of compensation in the competitive range of the market data for each position (e.g., within 15%, plus or minus, of the market median). The Committee retains the flexibility to make adjustments to specific compensation elements to respond to market conditions, promotions, new hires, individual performance, or other circumstances.  The Committee believes that offering competitive compensation opportunities to the executives is necessary to attract, retain, and motivate qualified executives.

ROLE OF CEO IN THE COMPENSATION PROCESS

In addition to considering the competitive data from the comparator groups when establishing the compensation program for the Named Executive Officers, the Committee also considers input and recommendations from Mr. Lant, who attends the non-executive session portions of the Compensation Committee meetings.  Specifically, Mr. Lant considered corporate and individual performances and made recommendations to the Committee on base salary, short-term incentive and long-term incentive compensation for the other Named Executive Officers.  The Compensation Committee reviewed, discussed and modified as appropriate these compensation recommendations.  In the case of Mr. Lant, the Compensation Committee met in executive session to conduct his performance review and establish his base salary and short-term and long-term incentive opportunities for 2012.

DESCRIPTION OF THE KEY ELEMENTS OF OUR COMPENSATION PROGRAM

A brief summary of the components of the base salary, short-term incentive opportunities and long-term incentive opportunities for the Named Executive Officers is set forth below.

Base Salary

We provide competitive base salaries to attract and retain key executive talent.  Base salaries also form the basis for calculating other compensation opportunities for the Named Executive Officers, such as their short-term and long-term incentive opportunities, retirement benefits, and severance benefits.

Each of Messrs. Lant, Laurito and Gould received a base salary merit increase in 2012 of between 4% to 8% to reflect his individual performance during the year.  Mr. Capone received a merit increase of approximately 10% to reflect his individual performance and to bring his salary closer to the median level of the salary distribution levels in the relevant comparator groups.  The Compensation Committee did not make any adjustment to Mr. Groft's base salary level because it was already competitive with the salaries provided by companies in the applicable comparator group for his role. For more information about the 2012 base salaries of each of the Named Executive Officers, please refer to the "Salary" column of the Summary Compensation Table on page 230.

Short-Term Incentives

In 2012, each of the Named Executive Officers was eligible to receive short-term incentive cash payments based on performance against established performance targets.  The short-term incentive program is an important component of total cash compensation because it rewards our executives for achieving targeted annual financial and operating results, along with certain strategic goals, and emphasizes variable or "at risk" compensation.

The short-term incentive opportunity levels are calculated as a percentage of base salary.  They are intended to be competitive with short-term incentives offered by the companies in the relevant comparator groups.  For 2012, the Committee did not make any adjustment to the short-term incentive levels for the Named Executive Officers other than Mr. Lant, because their levels were already competitive with the short-term incentive opportunities provided by companies in the applicable comparator group for their roles and experience levels.  The 2012 short-term incentive level for Mr. Lant was increased to bring his incentive opportunity closer to the median level of the comparator group.  The 2012 short-term incentive opportunities were as follows:

Name	Short-Term Incentive Opportunity
Mr. Lant	Increased from 70% to 75% of base salary
Messrs. Laurito and Groft	Maintained at 50% of base salary
Mr. Capone	Maintained at 45% of base salary
Mr. Gould	Maintained at 40% of base salary

The 2012 short-term incentive opportunity generally is comprised of two components:  "team" goals and "individual" goals.  The annual incentive opportunity was allocated 75% to team goals and 25% to individual goals for Mr. Capone, 70% to team goals and 30% to individual goals for Mr. Gould, and 60% to team goals and 40% to individual goals for Mr. Groft.  Consistent with advice from Pay Governance on the practices of other public companies, in 2012 the Committee allocated 100% of Mr. Lant's and Mr. Laurito's annual incentive opportunity to team goals in order to reflect their ultimate responsibility for the operational success of the Corporation.

Team Goals

The following chart sets forth the 2012 team goals for the performance of CH Energy Group, Central Hudson, and Griffith, along with their relative weightings, performance levels, and business objectives.  For Messrs. Lant and Gould, CH Energy Group's team goals were applied because of their broad overall responsibilities across all business units.  For Mr. Groft, Griffith team goals were applied because of his responsibility for that unit.  In Mr. Laurito's case, the 100% weighting for team goals was allocated as follows: 20% - CH Energy Group and 80% - Central Hudson, to reflect his multiple responsibilities.  Mr. Capone's 75% weighting for team goals was allocated as follows:  25% - CH Energy Group and 50% - Central Hudson, to reflect his multiple responsibilities.

Depending on actual performance, each executive could earn from 0% to 150% of the target opportunity apportioned to the team goals.  This payout schedule is designed to motivate and reward superior performance, as the payout percentage directly corresponds to the extent to which target performance is achieved.  The payout schedule also imposes substantial downside risk for the executives, as a failure to attain threshold performance results in no payout.

2012 TEAM GOALS
Performance Goal and Business Objective	Weight	Threshold	Target	Superior

CH Energy Group

Dividends

The Committee initially established a dividend performance goal under the STI plan for 2012.  The Committee eliminated the dividend goal in September 2012 because CH Energy Group was prohibited under the merger agreement with Fortis from raising dividends prior to March 19, 2013.

EPS (1)(2)(3)

Achieve EPS target for CH Energy Group.	100%	$3.21	$3.38	$3.55
Objective:  The primary drivers of share price growth are earnings per share and capacity to pay dividends.

(1)  When these team goals were established, the Committee provided that actual earnings per share for Central Hudson would be weather normalized (i.e., adjusted) to eliminate the impact of major storms and that Griffith's EPS would be normalized for heating degree days, both revenue and expense.  The Committee believes that these items can distort performance during a year.  Moreover, the Committee wanted to structure the EPS goals so that the executives will neither benefit nor be penalized as a result of certain events over which they have little control.

(2)   Fortis transaction costs will be excluded from the calculation of EPS.

(3)   The Committee established the threshold, target and superior amounts as shown in the chart above by reducing each of them by a net amount of $0.03 from the originally approved amounts because of the net effect of several changes and updates to the 2012 business plan.

2012 TEAM GOALS
Performance Goal and Business Objective	Weight	Threshold	Target	Superior

Central Hudson

Financials(1)(2)(3)(4)

EPS	30%	$3.03	$3.15	$3.27

Objective:  Earnings per share is a primary driver of share price growth.

(1)   When these team goals were established, the Committee provided that actual earnings per share for Central Hudson would be normalized (i.e., adjusted) to eliminate the impact of major storms.

(2)   If a financial penalty is incurred for failure to meet any PSC service quality measure, the amount of such penalty shall be doubled for the purpose of calculating EPS.

(3)   Fortis transaction costs will be excluded from the calculation of EPS.

(4)  The Committee established the threshold, target and superior amounts as shown in the chart above by reducing each of them by a net amount of $0.01 from the originally approved amounts because of the net effect of several changes and updates to the 2012 business plan.

Customer Satisfaction

JD Power (Eastern Region)	10%	N/A	Median	Above Median

Objective:  Customer satisfaction is a metric used by Central Hudson's regulatory agency, is a primary business objective for our regulated utility business, and directly relates to cost recovery and achievement of allowed rates of return on capital.

Safety Targets	30%

OSHA Severity Index	15%	8.5	8.2	7.8

Preventable Motor Vehicle Accidents	15%	31	29	27

Objective:  Reducing injuries and motor vehicle accidents protects the safety of our employees and customers, reduces costs, and serves to improve the morale and operating performance of Central Hudson's entire workforce.

Reliability	30%

CAIDI SAIFI	15% 15%	2.50 1.24	2.40 1.12	2.30 1.01
Objective:  Reliability is a primary driver of utility customer satisfaction and is viewed as such by Central Hudson's regulatory agency.  Improving reliability has been the focus of a multi-year plan.  CAIDI (Customer Average Interruption Duration Index) and SAIFI (System Average Interruption Frequency Index) have been selected as valid measures of reliability.

2012 TEAM GOALS
Performance Goal and Business Objective	Weight	Threshold	Target	Superior

Griffith

EPS (1)	20%	$0.17	$0.21	$0.25

Objective: The primary drivers of share price growth are earnings per share and capacity to pay dividends.
(1)   When these team goals were established, the Committee provided that actual earnings per share for Griffith would be normalized to eliminate the impact of abnormal heating degree days, both revenue and expense.  The Committee believes that this impact can distort performance during a year.  Moreover, the Committee wanted to structure the EPS goal so that the executives will neither benefit nor be penalized as a result of certain events over which they have little control.

Workers' Compensation

Incidents per 200,000 hours	20%	6.1	5.5	4.9

Objective: Reducing injuries protects the safety of our employees and customers, reduces costs, and serves to improve the morale and operating performance of Griffith's entire workforce.
Service Department

Achieve service department net profitability inclusive of HVAC expansion	15%	*	*	*

Expense Reductions

Achieve identifiable expense reductions in 2012 from B2E process improvements	15%	$125,000	$250,000	$375,000

Objective:  B2E refers to Griffith's "Bridge to Excellence" program which seeks opportunities to improve existing business processes utilizing Lean Six Sigma techniques.  It is a data driven approach aimed at eliminating waste as well as improving efficiency and service quality.  These incremental process improvements are intended to produce more revenue, provide cost savings and create quality improvements, thereby providing benefits for both CH Energy Group shareholders and Griffith customers.

* The Compensation Committee has determined that the specific performance levels are confidential commercial information, the disclosure of which would result in competitive harm for CH Energy Group.  These performance levels were established so that they were challenging but achievable.

2012 TEAM GOALS
Performance Goal and Business Objective	Weight	Threshold	Target	Superior

Acquisitions

For acquisitions completed in 2011, achieve pro-forma earnings projections as set forth in documents used by Griffith's Board in approving the acquisition – Performance of each acquisition will be measured for first full year of operation (2012)	20%	*	*	*

Objective: Increasing the customer base is an important component of increasing earnings per share.

Customer Satisfaction

Achieve Customer Satisfaction Target for 2012 to be measured by percentage of highly satisfied customers	10%	93.9%	95.9%	97.9%

* The Compensation Committee has determined that the specific performance levels are confidential commercial information, the disclosure of which would result in competitive harm for CH Energy Group.  These performance levels were established so that they were challenging but achievable.

Individual Goals

Each of the Named Executive Officers, other than Mr. Lant and Mr. Laurito, had individual performance goals established for 2012.  These individual goals were developed and approved by the Compensation Committee in consultation with Mr. Lant.  Depending on actual performance, each executive could earn from 0% to 200% of the target opportunity apportioned to the individual goals.

The individual goals consisted of a combination of strategic and operational objectives, as set forth in the following tables.

MR. CAPONE – INDIVIDUAL GOALS
Goal	Weight	Threshold	Target	Superior
Oversee the development and submission of an updated strategic plan for Griffith.	40%		Complete by October 2012; performance level based on subjective evaluation by the Board of Directors
At Griffith, for acquisitions completed in 2011, achieve pro-forma earnings projections as set forth in documents used by the Board in approving the acquisition; performance of each acquisition for the first full year of operation (2012).	30%	*	*	*
Acquire tuck-in oil companies in the mid-Atlantic marketing area that meet the guidelines set by the Strategy and Finance Committee.	30%	*	*	*

*	The Compensation Committee has determined that the specific performance levels are confidential commercial information, the disclosure of which would result in competitive harm for CH Energy Group. These performance levels were established so that they were challenging but achievable. In this regard, target attainment was not assured.

MR. GOULD – INDIVIDUAL GOALS
Goal	Weight	Threshold	Target	Superior
Prepare and submit recommendations by July 31, 2012 for further development of the in-house legal department for serving CH Energy Group's and Central Hudson's legal needs, pre- and post-closing of the Fortis transaction.	50%	N/A	Prepare and submit recommendations by July 31, 2012 and receive approval of recommendations from Steven V. Lant by August 15, 2012	Achieve target, and achieve hiring objectives approved by Steven V. Lant
Achieve assigned group expense budget, excluding special projects outside budget that may arise during the year.	25%	105% of Budget	Achieve 2012 Budget	95% of Budget
Revise and implement B2E recommendations for establishing an approved listing of outside law firms and guidelines for use of such law firms.	25%	N/A	Achieve by April 15, 2012	Achieve by March 1, 2012

MR. GROFT – INDIVIDUAL GOALS
Goal	Weight	Threshold	Target	Superior
Oversee the development and submission of an updated strategic plan for Griffith.	35%		Complete by October 2012; performance level based on subjective evaluation by the Board of Directors
At Griffith, for acquisitions completed in 2011, achieve pro-forma earnings projections as set forth in documents used by the Board in approving the acquisition; performance of each acquisition will be measured for the first full year of operation (2012).	20%	*	*	*
Acquire tuck-in oil companies in the mid-Atlantic marketing area that meet the guidelines set by the Strategy and Finance Committee.	10%	*	*	*
Prepare a comprehensive management recruitment, development and succession plan, including a program for identifying and developing Emerging Leaders.	15%	N/A	Complete by April 30, 2012	N/A
Achieve service department net profitability inclusive of HVAC expansion.	10%	*	*	*
Griffith Safety – Workers' Compensation Incidents per 200,000 hours.	10%	6.1	5.5	4.9

*	The Compensation Committee has determined that the specific performance levels are confidential commercial information, the disclosure of which would result in competitive harm for CH Energy Group. These performance levels were established so that they were challenging but achievable. In this regard, target attainment was not assured.

Assessment of Performance Relative to the 2012 Short-Term Incentive Team Goals

The following table reflects the actual achievement level for each team goal under the 2012 STI program, along with the payout percentage for each goal.  Performance between "Threshold," "Target," and "Superior" were interpolated.

2012 TEAM GOALS – RESULTS
Performance Goal	Actual Results	Percentage of Target Achieved

CH Energy Group
EPS	$3.50	136%

Central Hudson
Financials
EPS	$3.25	142%
Customer Satisfaction
JD Power (Eastern Region)	Below Median	0%
Safety Targets
OSHA Severity Index	18.3	0%
Preventable Motor Vehicle Accidents	13	150%
Reliability
CAIDI	2.38	110%
SAIFI	1.00	150%

Griffith
EPS	$0.15	0%
Workers' Compensation Incidents per 200,000 hours	4.9	150%
Service Department Profitability	*	57%
Expense Reductions from B2E Process Improvements	$410,000	150%
Achieve pro forma earnings projections on 2011 acquisitions	*	53%
Customer Satisfaction	95.9%	100%

*	The Compensation Committee has determined that the specific performance levels are confidential commercial information, the disclosure of which would result in competitive harm for CH Energy Group. These performance levels were established so that they were challenging but achievable. In this regard, target attainment was not assured.

Assessment of Performance Relative to 2012 Short-Term Incentive Individual Goals

Following is a summary of the Committee's assessment concerning the level of performance of each of the Named Executive Officers, other than Mr. Lant and Mr. Laurito, with respect to the person's individual goals for 2012 and related payout levels.

•	Mr. Capone: The Committee set Mr. Capone's achievement level for 2012 vs. individual goals at 60% of target because of: (i) a threshold performance with regard to the development and submission of an updated strategic plan for Griffith; (ii) a slightly above threshold performance with regard to achieving pro-forma earnings projections for acquisitions made by Griffith in 2011; and (iii) an above threshold performance in connection with the acquisition by Griffith in 2012 of oil companies in the mid-Atlantic marketing area. The weighted average of the achievement levels for Mr. Capone's team goals (115% achievement level with a 75% weighting) and individual goals (60% achievement level with a 25% weighting) resulted in a short-term incentive payout for Mr. Capone equal to 101% of his target short-term incentive opportunity.

•	Mr. Gould: The Committee set Mr. Gould's achievement level for 2012 vs. individual goals at 150% of target because of: (i) a target performance with regard to the preparation and submission of recommendations for the further development of the in-house legal department for serving Energy Group's and Central Hudson's legal needs, pre- and post- closing of the Fortis transaction; (ii) a superior performance with regard to achieving legal services group expense budgets; and (iii) a superior performance with regard to the review and implementation of the Bridge to Excellence "Legal Services" team recommendations for establishing an approved listing of outside law firms and guidelines for use of such law firms. The weighted average of the achievement levels for Mr. Gould's team goals (136% achievement level with a 70% weighting) and individual goals (150% achievement level with a 30% weighting) resulted in a short-term incentive payout for Mr. Gould equal to 140% of his target short-term incentive opportunity.

•	Mr. Groft: The Committee set Mr. Groft's achievement level for 2012 vs. individual goals at 77% of target because of: (i) a threshold performance with regard to the development and submission of an updated strategic plan for Griffith; (ii) a slightly above threshold performance with regard to achieving pro-forma earnings projections for acquisitions made by Griffith in 2011; (iii) an above threshold performance in connection with the acquisition by Griffith in 2012 of oil companies in the mid-Atlantic marketing area; (iv) a target performance with regard to the preparation of a comprehensive management, recruitment, development and succession plan, including a program for identifying and developing Emerging Leaders; (v) an above threshold performance with regard to achieving service department net profitability inclusive of HVAC expansion; and (vi) a superior performance with regard to workers' compensation incidents in 2012. The weighted average of the achievement levels for Mr. Groft's team goals (82% achievement level with a 60% weighting) and individual goals (77% achievement level with a 40% weighting) resulted in a short-term incentive payout for Mr. Groft equal to 80% of his target short-term incentive opportunity.

The actual payout percentage for the team and individual goals established for 2012 for each of the Named Executive Officers is shown on the following table.

Name	Team Goals Achievement %	Individual Goals Achievement %	Actual Payout Percentage (Weighted Average of Team and Individual Achievement %'s)
Mr. Lant	136%	N/A	136%
Mr. Laurito	110%	N/A	110%
Mr. Capone	115%	60%	101%
Mr. Gould	136%	150%	140%
Mr. Groft	82%	77%	80%

In order to improve our ability to deduct compensation paid in connection with the pending merger with Fortis, on December 12, 2012, the Compensation Committee approved the payment in December 2012 of the following percentages of the cash short-term incentive awards expected to be paid in the first quarter of 2013 to each of the following officers: Mr. Lant and Mr. Laurito—each 80 percent; Mr. Capone—74.7 percent; and Mr. Groft—68.9 percent.  The payments were based on estimated performance results for the team and individual goals, without regard to any potential impact on the Fortis transaction.

For more information on the 2012 short-term incentive opportunities for our Named Executive Officers, please refer to the "2012 Grants of Plan-Based Awards" section, which begins on page 232.  The total amount of the 2012 short-term incentive payments is set forth in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table on page 230.

Discretionary Bonuses

The Compensation Committee believes that 2012 was a year of outstanding performance at both Energy Group and Central Hudson.  Highlights of the year included:  (i) above target performance with respect to numerous Central Hudson operating metrics, (ii) superb storm restoration activities and results after Superstorm Sandy, including a highly effective corporate communication program during and after the storm, (iii) continued success with the Bridge to Excellence program, (iv) implementation of significantly improved processes for collecting overdue accounts, (v) the successful launch of a new employee engagement initiative, and (vi) Energy Group's above target earnings per share performance during 2012.

The Compensation Committee also believes that the Corporation's strong operational performance has led to financial benefits for our shareholders.  Energy Group's five-year total shareholder return performance through December 31, 2012 far exceeded the total shareholder return performance of the Standard & Poor's ("S&P") 500, and this performance was achieved "before" consideration of the positive impact of the Fortis transaction on Energy Group's share price.  Specifically, Energy Group's total shareholder return during the five-year period from December 31, 2007 through December 31, 2012 was 84.5%, as compared to a total shareholder return for the S&P 500 of 8.6%.  Noting that this five-year period reflected the positive impact in 2012 of the proposed merger with Fortis, the Compensation Committee also recognized that Energy Group's total shareholder return during the four year period ended at December 31, 2011 was 59.4% as compared to a total shareholder return for the S&P 500 of -6.4%.

The Compensation Committee recognized that the successful management of the Corporation's business in 2012 was achieved while senior management was also devoting substantial time and attention to the Fortis transaction -- which the shareholders voted in June 2012 to approve.  The Committee specifically recognized the performance of Mr. Lant, Mr. Laurito, Mr. Capone, and Mr. Gould as outstanding in analyzing, negotiating, and seeking shareholder and regulatory approvals for the transaction.

In this context, the Compensation Committee voted unanimously to award a special bonus payment of $62,500 to Mr. Lant and a special bonus payment of $30,000 to Mr. Laurito in recognition of their leadership roles in guiding the Corporation to the operational excellence achieved in 2012.  The Compensation Committee also voted unanimously to award special bonus payments of $62,500 to Mr. Lant, $20,000 to Mr. Laurito, $50,000 to Mr. Capone, and $30,000 to Mr. Gould for their leadership in analyzing, negotiating, and seeking shareholder and regulatory approvals for the Fortis transaction.  The special bonuses related to the Fortis transaction were awarded subject to the condition that the bonus payments not be included in the executive's "annual average bonus" for computing severance benefits under the individual's Change of Control Employment Agreement or any successor employment agreement.

The amount of the 2012 discretionary bonuses are set forth in the "Bonus" column of the Summary Compensation Table on page 230.

Long-Term Incentives

In 2012, CH Energy Group granted performance shares to each Named Executive Officer other than Mr. Gould.  Mr. Gould did not receive an equity award in 2012 because he received a grant of restricted shares in 2009, in consideration for joining the company, that vests in equal installments during the term of his employment agreement.

The performance shares are designed to focus the attention of each eligible executive on strategic goals spanning more than the current year and to align the interests of our executives with our goal of creating long-term shareholder value.  For example, the shares are earned if certain performance objectives are satisfied over a three-year period (i.e., a performance cycle), the number of shares actually received at the end of a performance cycle increases or decreases according to the level of performance achieved during the performance cycle and the value of each share earned can be expected to vary with the corporate performance achieved.

The long-term incentive opportunity levels are generally determined in November or December of the year preceding the year in which the performance shares are granted.  The target number of performance shares is determined by dividing each person's long-term incentive opportunity by the closing price of a share of the Corporation's Common Stock on the first Monday following the first Tuesday in January of the following calendar year (the "conversion date").  The Committee does not select the conversion date in anticipation of the release of material nonpublic information.  Similarly, the Corporation does not time the release of material nonpublic information based on the conversion date.

For 2012, the Committee did not make any adjustment to the long-term incentive levels for Messrs. Capone, Laurito and Groft, because their levels were already competitive with the long-term incentive opportunities provided by companies in the applicable comparator group for their roles and experience levels.  The 2012 long-term incentive level for Mr. Lant was increased to bring his incentive opportunity closer to the median level of the comparator groups.  The 2012 long-term incentive opportunities for the Named Executive Officers, other than Mr. Gould, were as follows:

Name	Long-Term Incentive Opportunity
Mr. Lant	Increased from 110% to 120% of base salary
Mr. Capone	Maintained at 80% of base salary
Mr. Laurito	Maintained at 70% of base salary
Mr. Groft	Maintained at 60% of base salary

The performance shares granted in 2012 could be earned based on the extent to which we achieve two equally-weighted performance objectives during the 2012–2014 performance cycle as set forth in the chart below.  The performance shares will pay out based on the performance of the Corporation relative to the performance of companies in a performance peer group listed below the chart.  The Committee believes that these relative performance objectives help to focus the attention of the Named Executive Officers on how CH Energy Group is performing in the marketplace in comparison to its peers and therefore align the compensation of those executives with the interests of shareholders.

Performance Objectives – Each has an Equal Weight of 50%	Percentile Rank Relative to Performance Peer Group			Business Objective
	Threshold (3.3% payout)	Target (100% payout)	Superior (150% payout)
The average of CH Energy Group's annual dividend yield on book value over the three-year performance cycle as compared to the average of the annual dividend yield on book value of the companies in the performance peer group over the same time period.
	21st percentile	50th percentile	80th percentile or better
The Compensation Committee and the Board believe that significant macro-economic factors, such as interest rates, affect our entire industry.  The Board believes that our relative performance within the industry peer group is an important measure of performance and therefore assesses earnings per share growth and dividend yield against the performance peer group.

The percentage growth in CH Energy Group's basic earnings per share over the three-year performance cycle as compared to the percentage growth in basic earnings per share of the companies in the performance peer group over the same time period.
	21st percentile	50th percentile	80th percentile or better
The Compensation Committee and the Board believe that our shareholders desire a substantial dividend payment and consistent share price appreciation over time, which in combination provide an attractive total return on investment.  Earnings per share growth is used as a performance metric because the Compensation Committee and the Board believe that earnings per share growth is the primary driver of share price appreciation.

For 2012, the performance peer group consisted of companies that had: (i) at least 75% of total assets in regulated businesses, (ii) at least 50% of total assets in electricity businesses, and (iii) regulated operations in one of the 34 states having relatively similar regulatory environments to New York State, based on information from Regulatory Research Associates.  The 19 companies in this performance peer group (listed in alphabetical order) are:

ALLETE, Inc.	NV Energy, Inc.
Ameren Corporation	OGE Energy Corporation
Avista Corporation	Pinnacle West Capital Corporation
Central Vermont Public Service Corporation	PNM Resources, Inc.
Consolidated Edison, Inc.	Portland General Electric Company
El Paso Electric Company	UniSource Energy Corporation
Empire District Electric Company	Unitil Corporation
Great Plains Energy Incorporated	Westar Energy, Inc.
IDACORP, Inc.	Xcel Energy Inc.
NorthWestern Corporation

For more information on the performance shares granted to the Named Executive Officers in 2012, please refer to the "2012 Grants of Plan-Based Awards" section, which begins on page 232.

Performance Shares – 2010-2012 Performance Cycle

Each of Messrs. Lant, Capone, Laurito and Groft received a grant of performance shares in 2010, which are earned depending on the performance of the Corporation relative to its performance peer group for 2010 during the period commencing January 1, 2010 and ending December 31, 2012.

On July 26, 2012, the Compensation Committee adjusted the performance objectives applicable to these performance shares to provide that, if the previously-announced acquisition of the Corporation by Fortis Inc. is not completed prior to the payout of the 2010-2012 performance shares, any expenses or costs associated with or arising out of or in connection with the acquisition of the Corporation by Fortis Inc. and any non-recurring charges that would not reasonably be expected to have been incurred had the acquisition not been contemplated, will be excluded in calculating the level of attainment of the performance objectives applicable to the performance shares, regardless of whether the acquisition is completed.  These changes are consistent with the agreement and plan of merger relating to the acquisition, which provides that, if the acquisition is completed prior to the payout of the 2010-2012 performance shares, all such costs, expenses and charges will be excluded in calculating the level of attainment of the performance objectives applicable to the 2010-2012 performance shares when they are paid out.

As of the date of this filing, the financial information for all the companies in the performance peer group was not yet available and, therefore, we were not able to determine the payout level. However, in order to improve our ability to deduct compensation paid in connection with the pending merger with Fortis, on December 12, 2012, the Compensation Committee approved the payment in December 2012 of (i) 80 percent of the 2010-2012 performance shares expected to be paid in the first half of 2013 to Christopher M. Capone, based on estimated performance results, and (ii) 80 percent of the service-vesting restricted shares scheduled to vest in February 2013 for each of Mr. Capone and Mr. Groft.  For more information on the accelerated payment of the performance shares for the 2010–2012 performance cycle and vesting of restricted shares, please refer to the "2012 Option Exercises and Stock Vested" section on page 234.

Performance Shares – 2009-2011 Performance Cycle

Each of Messrs. Lant, Capone and Groft received a grant of performance shares in 2009, which were earned and paid in 2012 based on the performance of the Corporation during the period commencing January 1, 2009 and ending December 31, 2011.  The performance objectives were allocated as follows:  (i) 50% to CH Energy Group's growth in earnings per share during the performance cycle relative to the 2009 performance peer group, and (ii) 50% to the average of CH Energy Group's annual dividend yield on book value during the performance cycle relative to the performance peer group.  The following table provides a summary of the payout levels for the 2009–2011 performance shares.

EPS Growth		Dividend Yield		Total % Earned
Percentile	% Earned	Percentile	% Earned
71%	135%	71%	135%	135%

The relevant financial information for all the companies in the performance peer group for the 2009–2011 performance cycle was not available until April 2012.  Because the payout of the awards did not occur until May, the Committee provided that, at the time the performance shares were paid, each executive would receive additional shares with a value equal to dividends that the executives would have received on the earned performance shares had they instead been paid on January 1, 2012.  For more information on the payment of the performance shares for the 2009–2011 performance cycle and related dividend equivalent payments, please refer to the "2012 Option Exercises and Stock Vested" section on page 234.

DESCRIPTION OF OTHER COMPENSATION ELEMENTS

SERP

We historically provided retirement benefits to management employees of CH Energy Group and its utility subsidiary, Central Hudson primarily under the Supplemental Executive Retirement Plan ("SERP"), which provides benefits in excess of those provided under the Retirement Income Plan ("RIP").

The RIP and SERP were closed to new management employees as of January 1, 2008.  Therefore only Mr. Lant and Mr. Capone participate in these plans.  Mr. Laurito and Mr. Gould were hired after the plans were frozen, and Mr. Groft is employed at Griffith, which is a non-participating subsidiary.

The SERP is designed to work in conjunction with the RIP to provide eligible executives with a retirement benefit equal to 57% of his or her applicable final average pay at age 61 with 30 years of service.  Base salary and short-term incentives are included in determining an eligible executive's final average pay.  Therefore, adjustments to an executive's base salary and short-term incentives have an impact on the amount of his or her retirement benefits.

An eligible executive's SERP benefit generally becomes vested if, while employed by CH Energy Group or its affiliates, he or she attains the normal retirement age of 61 or attains his or her early retirement date of age 55 with 10 years or more of vesting service.  The Compensation Committee believes that this vesting schedule enhances the retention program of the Corporation for eligible executives and rewards their long-term commitment to CH Energy Group.

For more information on the SERP and RIP, please refer to the "2012 Pension Benefits" section on page 235.

Other Retirement Benefits

Although Mr. Groft and Mr. Gould do not participate in the SERP and RIP, they are entitled to certain retirement benefits, which are intended to enhance the retention incentives for these executives.

Each of Messrs. Groft, Laurito and Gould receives a profit sharing contribution to his 401(k) plan.  The amount of the profit sharing contribution for each executive is set forth in the "All Other Compensation" column of the Summary Compensation Table, which is located on page 230.

Mr. Gould receives an annual credit to the Directors and Executives Deferred Compensation Plan in the amounts and on the dates set forth below, provided that he remains in the employ of CH Energy Group and its affiliates through each such date: $43,750 on October 1, 2009; $60,000 on October 1, 2010; $60,000 on October 1, 2011; $65,000 on October 1, 2012; $65,000 on October 1, 2013; and $70,000 on October 1, 2014. Mr. Gould is not eligible to participate in the Supplemental Executive Retirement Plan, so these credited amounts were intended to enhance the retention incentives by providing him with a retirement benefit.

Health, Welfare and Other Personal Benefits

In addition to the principal compensation components described above, our Named Executive Officers are entitled to participate in all health, welfare, fringe benefit, and other arrangements generally available to other salaried employees of the corporate entity that employs them.  We also may, as considered reasonable and appropriate on a case-by-case basis, provide the officers, including the Named Executive Officers, with limited financial planning benefits and an automobile allowance.  The Compensation Committee believes that these health, welfare, and other personal benefits are reasonable and consistent with the practices of the companies in the relevant comparator groups.  The Compensation Committee also believes that these benefits assist CH Energy Group in attracting and retaining key executives.

Severance Arrangements

The Corporation maintains the following severance arrangements with its Named Executive Officers:

Change in Control Agreements

The Corporation has entered into change in control agreements with the Named Executive Officers, other than Mr. Gould.  Under the change in control agreements, each of the covered Named Executive Officers would be entitled to certain payments and benefits if a change in control were to occur and CH Energy Group or its affiliates terminated the executive's employment without "cause" or the executive terminated his employment with CH Energy Group or its affiliates for "good reason" within a three-year period (a two-year period with respect to Mr. Groft) following such change in control.  Benefits are also provided if the executive is terminated in anticipation of a change in control.

The benefit levels under the change in control agreements generally include a multiple of base salary and short-term incentive, along with continued welfare benefits, and are described in more detail under the "Potential Payments Upon Termination or Change in Control" section.

The agreements are designed to encourage the covered executive's full attention and dedication to CH Energy Group currently and in the event of any threatened or pending change in control.  As described above, the agreements only provide benefits on a "double trigger," meaning that the benefits are due only if the executives incur a qualifying termination in connection with a change in control.  This approach strikes an appropriate balance between providing incentives for the executives to build long-term shareholder value, while providing a potential acquirer the flexibility to retain executive talent after a transaction.

The Compensation Committee believes that the protections afforded by the change in control agreements are a valuable incentive for attracting and retaining key executives and are competitive with those of other corporations.  Based on information provided by Pay Governance, change in control arrangements are used by a vast majority of the companies in our comparator groups, and the Compensation Committee intends the terms of the change in control agreements to be consistent with prevailing market practices.  In this regard, the terms and benefit levels for the senior executive officers were established by the Committee in 2005 after consultation with the Hay Group (the Committee's consultant at that time) and a review of benefit levels provided to senior executives in the comparator groups.  The executives did not have an opportunity to negotiate the severance benefits provided under these agreements.

In 2005, the Compensation Committee eliminated the excise tax gross-up provisions with respect to change in control payments and benefits for all executive officers other than Mr. Lant.  In November 2009, the Committee agreed to make a one-time exception to this policy and provide an excise tax gross-up provision in Mr. Laurito's change in control agreement.  The Committee determined that offering this benefit was important in persuading Mr. Laurito to join CH Energy Group.  On February 10, 2010, the Board of Directors, acting in accordance with the recommendation of the Compensation Committee, determined that CH Energy Group will not enter into any new or materially amended agreements with executive officers that include excise tax gross-up provisions.

Employment Agreement for Mr. Gould

In May 2009, we entered into an employment agreement with Mr. Gould in connection with his employment with CH Energy Group. The Committee believed that an employment agreement, which provided for a fixed term of employment, was necessary in order to induce Mr. Gould to join us as Executive Vice President and General Counsel.

Under his employment agreement, Mr. Gould would be entitled to certain payments and benefits if the Corporation or its affiliates terminated his employment without "cause" or he terminated his employment with the Corporation or its affiliates for "good reason" prior to December 31, 2014. The benefit levels are described under the "Potential Payments Upon Termination or Change in Control" section on page 240.

Because Mr. Gould is subject to an employment agreement, it was not necessary to provide the additional cash severance protections of the change in control agreements described above. As a result, Mr. Gould receives the same severance benefits regardless of whether his qualifying termination occurs before, after, or in connection with, a change in control.

Equity Awards

All time based restricted shares and restricted stock units held by the Named Executive Officers would immediately vest upon a change in control, and performance shares would vest based on the extent to which the applicable performance goals had been achieved through the full fiscal quarters completed prior to the change in control.  Unlike the cash severance described above, the vesting is not contingent upon a qualifying termination within a certain period following a change in control.  This "single trigger" is appropriate because the Compensation Committee wants the Named Executive Officers to have the opportunity to fully recognize the value of equity awards at the time of a change in control to the same extent as the other shareholders.

The Board of Directors authorized the treatment of performance shares outstanding at the time of the proposed transaction with Fortis, Inc. as follows:

•
upon closing of the transaction, the level of attainment of each performance goal will be (i) target attainment, or (ii) actual attainment through the full fiscal quarters ending immediately prior to the transaction, whichever level of attainment results in a greater number of shares earned in respect of the award; and

•
in calculating the actual level of attainment of performance goals applicable to all performance shares (whether or not they settle upon or after the transaction), any expenses or costs associated with or arising as a result of or in connection with the transaction and any non-recurring charges that would not reasonably be expected to have been incurred had the transaction not occurred are excluded.

OTHER PRACTICES AND POLICIES

Stock Ownership Guidelines

The Compensation Committee has established stock ownership guidelines for the Named Executive Officers to achieve and/or maintain, as follows:  (a) with regard to Messrs. Lant, Capone and Groft, within five years from January 1, 2008, i.e., by December 31, 2012, (b) with regard to Mr. Laurito, by December 31, 2014, and (c) with regard to Mr. Gould, during the term of his employment.  For this purpose, stock ownership includes shares of the Corporation's Common Stock owned directly, in trust, as deferred stock units under the Directors and Executives Deferred Compensation Plan, or as restricted shares or restricted stock units.

The ownership guidelines were implemented to encourage the senior executives of the Corporation to own a significant amount of the Corporation's Common Stock.  We recognize that the owners of the Corporation (i.e., the shareholders) want us to both preserve and increase the value of the Corporation.  We want the executives to focus on long-term as well as short-term success, and we want them to think as owners when they balance the risks and rewards involved with particular business decisions.  We believe the equity ownership interests that result from CH Energy Group's Common Stock ownership guidelines will enhance the motivation of the executives to think as owners.

Named Executive Officer	Ownership Guidelines for Shares or Units by Applicable Deadline	Actual Ownership of Shares or Units as of 12/31/2012
Mr. Lant	23,000	37,271
Mr. Capone	6,000	14,844
Mr. Gould	6,000	11,473
Mr. Groft	5,000	11,217
Mr. Laurito	8,500	16,122

Compensation Recovery Policy

In February 2011, the Board adopted a Compensation Recovery Policy (commonly referred to as a clawback policy), which generally provides that CH Energy Group may recover payouts of performance-based compensation if the underlying performance goals were not actually achieved.  In light of the pay-for-performance culture of the Corporation, the Board felt strongly that our executives should be held to this higher standard of accountability.  The Compensation Recovery Policy supports the accuracy of the financial statements of the Corporation and is intended to work in conjunction with the stock ownership guidelines to further align the interests of our Named Executive Officers with those of the shareholders of the Corporation over the long term.

The policy applies to each executive officer of CH Energy Group, including the Named Executive Officers, and it is effective for performance-based compensation granted on or after January 1, 2011.  Depending on the facts and circumstances, an executive officer could be required to forfeit payouts of performance-based compensation (such as short-term incentives or performance shares) if:  (i) the payout was based on the achievement of financial results that were subsequently the subject of a restatement, (ii) the Board determines in its sole discretion that the executive officer engaged in fraud or misconduct that caused or contributed to the need for the restatement, and (iii) the payout would have been different had the financial results been properly reported.  The Board retains discretion to decide whether, and to what extent, repayment is appropriate based on its assessment of the specific facts and circumstances involved.

If necessary, we will revise our Compensation Recovery Policy to comply with the requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act once the SEC issues guidance to implement those requirements.

Risk Assessment Regarding Compensation Program

In consultation with the Compensation Committee, the Chairman of the Board, President and Chief Executive Officer appointed an Assessment Committee to consider whether our compensation policies or practices of the Corporation encourage excessive or inappropriate risk taking by its employees, including the Named Executive Officers.  This Assessment Committee is comprised of senior members of management and is chaired by a senior member of the Enterprise Risk Management Committee.

The Assessment Committee reviewed compensation policies and practices of the Corporation with particular focus on the relationship between the key business risks and the STI program, the LTI program and the policies and practices of Central Hudson and Griffith.  The Assessment Committee reported its findings to the Compensation Committee that the Corporation's compensation policies and practices do not encourage decisions that would likely have a material adverse effect on the business of the Corporation.  After review and discussion, the Compensation Committee members agreed with those findings.  Recognizing that a significant portion of the executive compensation program is performance-based, the committees concluded that our program does not encourage excessive or inappropriate risk-taking for the following reasons:

•	The executive compensation program of the Corporation reflects an appropriate mix of compensation elements and balances current and long-term performance objectives, cash and equity compensation, and risks and rewards associated with executive roles.

•	We use a variety of corporate and individual performance metrics that are consistent with the business objectives of the Corporation and correlate to long-term value. The performance goals are set at levels that we believe are reasonable in light of past performance and market conditions.

•	We do not use highly-leveraged performance goals; instead, incentive opportunities are based on balanced performance metrics that promote disciplined progress toward long-term goals and all payouts are capped at a pre-established percentage of the target payment opportunity.

•	We retain discretion to adjust compensation levels based on the quality of company and individual performance and adherence to the Corporation's ethics and compliance programs, among other things.

•	The long-term incentive opportunities generally vest over a period of three years to focus the executives of the Corporation on long-term performance and to enhance retention. The performance shares are granted annually and have overlapping three-year performance periods, so any risks taken to increase the payout under one award could jeopardize the potential payouts under other awards.

•	We regularly evaluate the compensation programs and levels of our compensation comparator groups to confirm that our compensation programs are consistent with market practice.

•	As described above, we have adopted several risk mitigating strategies, such as stock ownership guidelines and a "clawback policy."

FEDERAL INCOME TAX CONSIDERATIONS

The performance shares granted to the Named Executive Officers are intended to be fully deductible for federal income tax purposes under the performance-based compensation exception to Section 162(m) of the Internal Revenue Code.

The Committee, however, has not adopted a policy that requires all compensation to be deductible under Section 162(m) because the Committee wants to preserve the ability to award compensation that is not deductible if it is in our shareholders' best interests.  For example, the short-term incentives do not qualify for the performance-based compensation exception to Section 162(m) of the Internal Revenue Code because the Committee wants to retain the flexibility to base the short-term incentive payouts in part on its assessment of individual performance of each executive.

The Committee anticipates that, in general, the short-term incentive paid to each named executive officer, other than Mr. Lant, will be fully deductible for federal income tax purposes because the short-term incentives, if any, earned by each such executive, when added to his other non-exempt compensation such as base salary, are highly unlikely to exceed $1 million in any one year.  Approximately $230,862 of Mr. Lant's 2012 short-term incentive was subject to the deduction limit imposed by Section 162(m) and was not deductible for federal income tax purposes in 2012, because the aggregate of his base salary and short-term incentive for the year exceeded $1 million.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with the management of CH Energy Group and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Compensation Committee:

Stanley J. Grubel, Chair
Manuel J. Iraola
Edward T. Tokar
 Ernest R. Verebelyi

2012 SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of the Named Executive Officers for 2010, 2011, and 2012.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)(6)	All Other Compensation ($) (7)	Total ($)
Steven V. Lant Chairman of the Board, President, and Chief Executive Officer	2012 2011 2010	610,000 575,000 550,000	125,000 0 0	732,196 632,079 563,466	620,862 372,313 264,825	2,296,000 815,500 845,500	8,500 8,250 8,250	4,392,558 2,403,142 2,232,041
Christopher M. Capone Executive Vice President and Chief Financial Officer	2012 2011 2010	380,000 345,000 335,000	50,000 0 0	303,772 275,726 303,761	172,860 129,368 132,684	515,400 239,500 216,200	8,934 8,416 9,927	1,430,966 998,010 997,572
James P. Laurito Executive Vice President of CH Energy Group and President of Central Hudson	2012 2011 2010	410,000 380,000 370,000	50,000 42,750 137,000	286,927 265,772 206,617	226,415 241,582 157,668	0 0 0	21,790 22,178 22,234	995,132 952,282 893,519
John E. Gould Executive Vice President and General Counsel	2012 2011 2010	350,000 335,000 325,000	30,000 0 0	0 0 0	195,993 151,085 127,725	0 0 0	82,434 75,915 68,470	658,427 562,000 521,195
W. Randolph Groft President and Chief Operating Officer of Griffith	2012 2011 2010	266,000 258,001 240,769	0 0 0	159,466 149,808 225,362	106,195 122,666 107,942	0 0 0	14,800 22,600 39,910	546,461 553,075 613,983

(1)	Mr. Groft's annual base salary was increased to $266,000, effective July 1, 2011. The Compensation Committee did not make any adjustment to Mr. Groft's base salary in 2012.

(2)	Reflects discretionary cash bonuses earned for the applicable year.

(3)	Reflects the aggregate grant date fair value of the performance shares granted to the Named Executive Officers (based on the probable outcome of the performance conditions as of the date of grant) and restricted shares for the applicable year. The grant date fair value of the performance shares granted in 2012, assuming that the highest level of performance would be achieved, is as follows: Mr. Lant: $1,098,294; Mr. Capone: $455,657; Mr. Laurito: $430,390; and Mr. Groft: $239,199. The aggregate grant date fair value of the awards was determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation ("FASB ASC Topic 718"). See Note 11 of the Consolidated Financial Statements contained on page 153 for an explanation of the assumptions made in valuing these awards. For additional information about the performance shares granted in 2012, please refer to the "2012 Grants of Plan-Based Awards" section, which begins on page 232.

(4)	Reflects the short-term incentive opportunity earned by the Named Executive Officers for the applicable year. For additional information about the 2012 short-term incentive opportunities, please refer to the "2012 Grants of Plan-Based Awards" section, which begins on page 232.

(5)	Reflects the increase in the present value of the accumulated benefits under the Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan for Messrs. Lant and Capone. These defined benefit retirement plans are closed, meaning that new hires are not eligible to participate. Therefore, neither Mr. Laurito nor Mr. Gould participates in these plans. Mr. Groft does not participate in CH Energy Group's defined benefit pension program because he is an employee at Griffith, which historically has not provided defined benefit retirement plans to its executives. For more information on these plans and benefits, please refer to the "2012 Pension Benefits" section on page 235. Our Named Executive Officers did not accrue any above-market earnings under the Directors and Executives Deferred Compensation Plan, and therefore we have not reported any earnings credited under that plan in this column.

(6)	The increase in the present value of Messrs. Lant's and Capone's benefits under the defined benefit retirement plans from 2011 to 2012 was due primarily to an increase in 2012 compensation amounts, including the accelerated payments made in 2012 and the use of a lower discount rate to calculate the present value compared to 2011. They did not receive any enhanced benefit under their defined benefit retirement plans in 2012.

(7)	Reflects the following for 2012:

•	company matching contributions under the 401(k) plan of $8,500 for each of Messrs. Lant, Capone, Laurito, and Gould and $10,000 for Mr. Groft;

•	profit sharing contributions under the 401(k) plan of $7,350 for Mr. Laurito, $7,350 for Mr. Gould and $2,450 for Mr. Groft;

•	financial planning services of $1,584 for Mr. Gould, $2,280 for Mr. Laurito, and $434 for Mr. Capone;

•	a car allowance of $3,660 for Mr. Laurito and $2,350 for Mr. Groft; and

•	contributions to Mr. Gould's account under the Directors and Executives Deferred Compensation Plan of $65,000.

2012 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information for each Named Executive Officer regarding estimated payouts of the (i) short-term incentive opportunities established during 2012 and (ii) performance shares granted under the Long-Term Equity Incentive Plan during 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Steven V. Lant	2/6/2012	228,750	457,500	686,250	430	13,040	19,560	732,196
Christopher M. Capone	2/6/2012	85,500	171,000	277,875	179	5,410	8,115	303,772
James P. Laurito	2/6/2012	102,500	205,000	307,500	169	5,110	7,665	286,927
John E. Gould	N/A	70,000	140,000	231,000	0	0	0	0
W. Randolph Groft	2/6/2012	66,500	133,000	226,100	94	2,840	4,260	159,466

(1)	This column provides information about the short-term incentive opportunities established during 2012 for the Named Executive Officers. The information included in the "Threshold," "Target," and "Maximum" columns reflects the range of potential payouts when the performance goals were established by the Compensation Committee and the Board of Directors. Please refer to the "Non-Equity Incentive Plan Compensation" column and "Bonus" column of the Summary Compensation Table for the amount of the short-term incentive award earned by our Named Executive Officers for 2012. For a brief description of the short-term incentive program, please refer to the "Compensation Discussion and Analysis" section, which begins on page 201.

(2)	This column provides information about the performance shares granted under the Long-Term Equity Incentive Plan during 2012 to the Named Executive Officers. The information included in the "Threshold," "Target," and "Maximum" columns reflects the range of potential payouts under the performance shares when the performance goals were established by the Compensation Committee. The threshold equals 3.3% of the target award and the maximum equals 150% of the target award. The actual payout will depend on the extent to which we achieve the applicable performance goals during the performance period commencing January 1, 2012 and ending December 31, 2014. An executive's right to receive the performance shares will be forfeited if he terminates employment with the Corporation for any reason (other than death or retirement) prior to payment of the performance shares. However, if an executive retires or dies during the performance period, the Board of Directors (or appropriate committee thereof) generally would determine the extent to which the applicable performance goals had been achieved through the fiscal quarter prior to the date of death (or in the case of retirement, over the entire performance period), and the resulting award would be prorated based on the number of days the executive had been employed during the performance period. Upon a "change in control," the Board of Directors (or appropriate committee thereof) would determine the extent to which the applicable performance goals have been achieved through the fiscal quarters completed prior to that date and the resulting award would be paid without pro-ration. The executives have no right to dividends during the performance period and no right to vote the performance shares until they are paid. For additional information about the performance shares, please refer to the "Compensation Discussion and Analysis" section, which begins on page 201.

(3)	Reflects the grant date fair value, as determined in accordance with FASB ASC Topic 718, of each performance share award. See Note 11 of the Consolidated Financial Statements on page 153 for an explanation of the assumptions made in valuing these awards.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for each Named Executive Officer with respect to each award of performance shares and restricted shares or restricted stock units that had not vested and remained outstanding as of December 31, 2012.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock that Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)
Steven V. Lant	0	0	60,495	3,945,484
Christopher M. Capone	440	28,697	19,928	1,299,704
James P. Laurito	15,765	1,028,171	23,700	1,545,714
John E. Gould	5,750	375,015	0	0
W. Randolph Groft	440	28,697	14,205	926,450

(1)	Reflects the number of restricted shares held by Mr. Gould, which generally vest in equal installments on each anniversary of October 1, 2009, and restricted stock units held by Mr. Laurito, which generally vest in three equal annual installments commencing on November 1, 2014.

(2)	Reflects the product of (i) the number of outstanding restricted shares or restricted stock units, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

(3)	Reflects the aggregate number of performance shares outstanding as of December 31, 2012, assuming performance at the "Superior" level for the 2010–2012, 2011–2013, and 2012–2014 performance cycles. The performance shares vest based on the extent to which we achieve the applicable performance goals as of the end of the applicable performance period. Please note that the performance shares for the 2010–2012 performance cycle are included in this column, even though the performance period ended December 31, 2012. As of the date of this filing, the financial information for all the companies in the performance peer group was not yet available and, therefore, we were not able to determine the payout level. However, in order to improve our ability to deduct compensation paid in connection with the pending merger with Fortis, on December 12, 2012, the Compensation Committee approved the payment in December 2012 of 80 percent of the 2010–2012 performance shares expected to be paid in the first half of 2013 to Christopher M. Capone, based on estimated performance results.

(4)	Reflects the product of (i) the aggregate number of outstanding performance shares, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

2012 OPTION EXERCISES AND STOCK VESTED

The following table sets forth information for each Named Executive Officer with respect to the exercise of stock options in 2012, the payment of performance shares and the vesting of restricted shares in 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired (#)(2)	Value Realized ($)(3)
Steven V. Lant	4,400	72,930	15,132	989,905
Christopher M. Capone	0	0	11,935	778,441
James P. Laurito	0	0	0	0
John E. Gould	0	0	2,875	187,881
W. Randolph Groft	0	0	5,224	341,108

(1)	Reflects the product of (i) the number of shares acquired upon the exercise of the stock option, multiplied by (ii) the excess of the average of the high price and the low price per share of CH Energy Group's Common Stock on the date of exercise over the per share exercise price of the stock option.

(2)	Reflects the performance shares for the 2009–2011 performance cycle. The relevant financial information for all the companies in the peer group for the 2009–2011 performance cycle was not available until April 2012. Because the payout of the awards did not occur until May, the Committee provided that, at the time the performance shares were paid, each executive would receive additional shares with a value equal to dividends that the executives would have received on the earned performance shares had they instead been paid on January 1, 2012. This column also reflects the vesting of restricted shares held by Mr. Gould. Finally, this column reflects (i) the payment in December 2012 of 80 percent of the 2010–2012 performance shares expected to be paid in the first half of 2013 to Mr. Capone and (ii) accelerated vesting of 80 percent of the service-vesting restricted shares scheduled to vest in February 2013 for each of Mr. Capone and Mr. Groft.

(3)	Reflects the product of (i) the number of shares acquired, multiplied by (ii) the closing price of those shares upon acquisition.

2012 PENSION BENEFITS

The following table sets forth information regarding the pension benefits, if any, of the Named Executive Officers.

Name	Plan Name (1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Steven V. Lant	Retirement Income Plan Supplemental Executive Retirement Plan Retirement Benefit Restoration Plan	31 yrs. 2 mos 31 yrs. 2 mos 31 yrs. 2 mos	2,081,900 5,791,400 554,000	0 0 0
Christopher M. Capone	Retirement Income Plan Supplemental Executive Retirement Plan Retirement Benefit Restoration Plan	10 yrs. 8 mos 10 yrs. 8 mos 10 yrs. 8 mos	636,600 778,900 3,200	0 0 0
James P. Laurito (3)	Retirement Income Plan Supplemental Executive Retirement Plan Retirement Benefit Restoration Plan	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
John E. Gould (3)	Retirement Income Plan Supplemental Executive Retirement Plan Retirement Benefit Restoration Plan	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
W. Randolph Groft (3)	Retirement Income Plan Supplemental Executive Retirement Plan Retirement Benefit Restoration Plan	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1)	The formal name of each plan is as follows:
•	Retirement Income Plan of Central Hudson Gas & Electric Corporation (the "RIP")
•	CH Energy Group, Inc. Supplemental Executive Retirement Plan (the "SERP")
•	Central Hudson Retirement Benefit Restoration Plan (the "RBRP")

(2)	The present value of accumulated benefits was prepared based on the same assumptions used in the Consolidated Financial Statements contained on page 96, including (i) a 3.80% discount rate for the RIP and a 3.70% discount rate for the SERP and RBRP, (ii) the Retirement Plan 2000 Combined Table Projected to 2017, no collar adjustment, and (iii) a retirement age of 61 under the SERP and a retirement age of 55 under the RIP and the RBRP.

(3)	These defined benefit retirement plans are closed, meaning that new hires are not eligible to participate. Therefore, neither Mr. Laurito nor Mr. Gould participates in these plans. Mr. Groft does not participate in CH Energy Group's defined benefit pension program because he is an employee at Griffith, which historically has not provided defined benefit retirement plans to its employees.

Description of Defined Benefit Retirement Plans

The retirement program is designed to provide each of Mr. Lant and Mr. Capone with a retirement benefit equal to 57% of his applicable final average pay (as defined below) at age 61 with 30 years of service.  The program consists primarily of the RIP and the SERP.  Benefit accruals under prior non-qualified plans have been frozen.  A more detailed description of each of the defined benefit plans that comprise CH Energy Group's retirement program follows.

Retirement Income Plan

The RIP is a tax-qualified defined benefit plan and generally covers all employees of Central Hudson hired prior to January 1, 2008.  Each of Mr. Lant and Mr. Capone is a RIP participant and eligible for a RIP benefit.  The RIP benefit is based on a "service" formula and an "account" formula.

Service formula.  Each of Mr. Lant and Mr. Capone is entitled to receive benefits under the RIP based on a service formula, which equals the sum of the following two benefits:

•	The regular service benefit equals the sum of the benefit earned each year after October 1, 2003, based on 2% of "annual compensation" for each year of benefit service beginning before age 50 and 2.5% for each such year beginning after age 50. The term "annual compensation" means base salary at October 1, plus, for periods after 2004, short-term incentives in the prior 12 months.

•	The supplementary past service benefit equals a participant's years of benefit service at October 1, 2003 multiplied by the sum of 1.45% of "average earnings" up to $37,500 and 1.75% of average earnings in excess of $37,500. If larger, a participant will receive the prior regular service benefit at September 30, 2003. The term "average earnings" means the average of 100% of base salary at October 1, 2001 and 2002 and 50% of base salary at October 1, 2000 and 2003.

However, the sum of the two benefits described above may not exceed the maximum service benefit, which equals the product of (i) 57% of a participant's highest consecutive three-year average of base salary and short-term incentive during the ten-year period that precedes the participant's termination of employment, multiplied by (ii) a fraction, the numerator of which is the participant's years of benefit service (not to exceed 30) and the denominator of which is 30.  The benefit is reduced by 0.333% for each full month the benefit begins before age 61.

The service formula benefit is payable as a monthly life annuity following normal retirement at age 65.  The monthly benefit (unreduced for early commencement) is also payable following early retirement at or after age 55 with at least 10 years of service.  Participants who retire on or after attaining age 58 receive a supplemental Social Security retirement benefit that commences on the later of the participant's retirement date or age 59.  This supplemental retirement benefit ceases once the participant has attained Social Security retirement age (or after twenty-four monthly payments, if earlier).  The supplemental benefit is equal to 80% of the estimated value of the participant's primary monthly Social Security benefit.  The service formula benefit may also be paid in certain joint and survivor annuity forms that provide a reduced monthly amount for the participant's life and, following the participant's death, payment for a named beneficiary's life.  The RIP generally provides pre-retirement death benefits to a participant's surviving spouse.

Account formula.  Mr. Lant also has a hypothetical account balance under the RIP that is credited with the aggregate of the following amounts:

•	For participants on January 1, 1987, 10% of the participant's base salary on that date.

•	For participants on September 30, 1991, 5% of the participant's base salary on that date.

•	For participants on September 30, 1997, 5% of the participant's base salary on that date.

•	For participants on September 30, 1999, 5% of the participant's base salary on that date.

•	Annual interest, generally based on the yield for 30-year Treasury Bonds.

Following termination of employment, a participant may receive the hypothetical account balance as a lump sum.  Certain annuity forms of payment, which are the actuarial equivalent of the account balance, are also available.  If the participant dies before payment begins, the account balance is payable in a lump sum to the participant's beneficiary (or, if the beneficiary is the participant's spouse, as a lump sum or an annuity).

Supplemental Executive Retirement Plan

Each of Mr. Lant and Mr. Capone participates in the SERP.  The SERP is an unfunded, unsecured pension benefit plan for a select group of highly compensated employees.  A participant's SERP benefit becomes vested if, while employed by CH Energy Group or its affiliates, he or she attains the normal retirement age of 61 or his or her early retirement date of age 55 with 10 years or more of vesting service, or a change in control occurs.  A participant will forfeit his or her SERP benefit (whether or not vested at the time) if his or her employment with CH Energy Group is terminated for "cause."

The SERP retirement benefit of a participant equals the excess, if any, of the (i) participant's normal retirement benefit or early retirement benefit described below, over (ii) the actuarial equivalent of the participant's cumulative benefits under the RIP (excluding the account benefit component) and RBRP (excluding the account benefit component), each calculated as though paid in the form of a single life annuity as the normal retirement benefit becomes payable under the SERP.

•	Normal Retirement Benefit. If a participant terminates employment on or after the date he or she attains age 61, he or she will be entitled to a normal retirement benefit. The annualized normal retirement benefit is equal to (i) 57% of the participant's highest consecutive three-year average of base salary and short-term incentive during the ten-year period that precedes the participant's termination of employment, multiplied by (ii) a fraction, the numerator of which is the participant's years of benefit service under the RIP (not to exceed 30) and the denominator of which is 30.

•	Early Retirement Benefit. Upon the participant's vested termination of employment before the date he or she attains age 61, the participant will be entitled to an early retirement benefit equal to the normal retirement benefit (described above) reduced by 0.333% for each full month by which his or her benefit commencement date precedes the date the participant attains age 61.

The SERP retirement benefit commences on the first day of the seventh month following the participant's vested termination of employment and is paid monthly in the form of a life annuity elected by the participant, except that a participant who is vested solely as a result of a change in control shall commence receiving payment on the later of the first day of the seventh month following his or her termination of employment or age 55.  The normal form of benefit under the SERP is a single life annuity for single participants and a joint and 100% survivor annuity for married participants.  However, participants may select a single life annuity or a 30%, 40%, 50%, 75%, or 100% joint and survivor annuity (or other annuity permitted by CH Energy Group).  If elected by the participant, upon the death of the participant's spouse the surviving participant's monthly annuity may be converted to the single life annuity the participant would have received, had he or she elected a single life annuity at retirement.

A SERP benefit is also payable if a participant is vested in his or her benefit at the time of his or her death or disability.  A participant's compensation and years of additional benefit service provided under a change in control agreement between CH Energy Group and the participant will be used in calculating the participant's SERP benefit if the participant's vested termination occurs in connection with a change in control.

For more information on the death, disability, and change in control benefits under the SERP, please refer to the applicable description under the heading "Potential Payments Upon Termination or Change in Control" on page 240.

Central Hudson Retirement Benefit Restoration Plan

Each of Mr. Lant and Mr. Capone participates in the RBRP.  The RBRP is an unfunded, unsecured pension benefit plan for a select group of highly compensated employees.  As of December 31, 2005, the RBRP was terminated with respect to any participant who was not vested, closed to new participants, and frozen with respect to additional benefit accruals of vested participants.  The RBRP provides a benefit in excess of the Internal Revenue Service ("IRS") compensation and benefit limits imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code, respectively, with respect to the service benefit component of the RIP and the account benefit component of the RIP.  The pension benefit under the RBRP is calculated as the excess, if any, of (x) the participant's RIP benefit as of December 31, 2005, without regard to the Section 401(a)(17) compensation limit ($210,000 for 2005) and without regard to the Section 415 benefit limitation ($170,000 for 2005) over (y) the participant's actual RIP benefit as of December 31, 2005.  Compensation and years of service under the RBRP have the same meanings provided under the RIP.  Benefits generally become payable under the RBRP on the later of (i) the participant's 55th birthday or (ii) the six-month anniversary of the participant's termination of employment.  Benefits are payable in the form of a life annuity or any other actuarially equivalent annuity form available under the SERP, as selected by the participant prior to the commencement date.

2012 NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth information regarding the nonqualified deferred compensation of our Named Executive Officers as of December 31, 2012.

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (3)
Steven V. Lant	0	0	17,435	269,538	128,504
Christopher M. Capone	0	0	0	0	0
James P. Laurito	32,800	0	9,689	0	100,595
John E. Gould	0	65,000	29,989	0	420,528
W. Randolph Groft	0	0	55,135	0	460,431

(1)	Each Named Executive Officer is eligible to defer base salary, short-term incentive awards, and performance shares under the terms of the Directors and Executives Deferred Compensation Plan, described below. The "Executive Contributions in Last FY" column shows the aggregate deferrals for each Named Executive Officer during 2012. The 2012 base salary deferrals are included in the "Salary" column, and the 2012 short-term incentive deferrals are included in the "Non-Equity Incentive Plan Compensation" and "Bonus" columns of the Summary Compensation Table.

(2)	Mr. Gould received a company contribution to his account under the Directors and Executives Deferred Compensation Plan of $65,000. This amount is reflected in the "All Other Compensation" column of the Summary Compensation Table.

(3)	The aggregate balance as of December 31, 2012 for each Named Executive Officer includes prior deferrals of base salary, short-term incentives, and performance shares that were previously earned and reported as compensation on the Summary Compensation Table for prior years. For example, from 2000–2011, our Named Executive Officers deferred the following amounts under the Directors and Executives Deferred Compensation Plan that were previously reported as compensation in the Summary Compensation Table: (i) Mr. Lant: $290,287; (ii) Mr. Capone: $90,060; (iii) Mr. Laurito: $60,000; (iv) Mr. Gould: $314,835; and (v) Mr. Groft: $247,608. These amounts have since been adjusted, pursuant to the terms of the Directors and Executives Deferred Compensation Plan, for investment performance (e.g., earnings and losses), deferrals credited during 2012 and in-service distributions.

Description of Directors and Executives Deferred Compensation Plan

The amounts reflected in the above table are maintained under the CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan, which is an unfunded, unsecured deferred compensation plan for Directors and a select group of highly compensated employees.  Under the Directors and Executives Deferred Compensation Plan, our Named Executive Officers may elect to defer up to 50% of their base salary and up to 100% of their short-term incentive and performance shares on a pre-tax basis.  Payments are made under the Directors and Executives Deferred Compensation Plan in cash at certain future dates specified by participants or upon his or her earlier termination of employment, death or disability.  If a participant terminates employment on or after age 55, as a result of his or her long-term disability or in certain circumstances in connection with a "change in control" of CH Energy Group, then amounts credited to his or her account generally will be paid in a lump sum or in equal quarterly installments over a period of five, ten, or fifteen years as elected by the participant.  Otherwise, amounts are payable in a single lump sum.  CH Energy Group may accelerate payment in the event of a participant's "financial hardship." Moreover, a participant may elect to receive an immediate distribution of all or a portion of any amounts that were deferred and fully vested prior to January 1, 2005 (and related earnings), provided, however, that he or she will forfeit 10% of the amount of his or her account(s) that he or she has elected to receive.  The deferred compensation is credited with earnings, gains, and losses in accordance with deemed investment elections made by participants from among various crediting options established by CH Energy Group from time to time.  For 2012, the investment options tracked returns on CH Energy Group's Common Stock and returns under publicly available and externally managed investment funds such as mutual funds.  In general, participants are permitted to change their investment elections daily; but they may only change their investment elections with respect to CH Energy Group's Common Stock during limited window periods authorized by CH Energy Group.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

CH Energy Group has entered into agreements and maintains plans and arrangements that require CH Energy Group or its successors to pay or provide compensation and benefits to its Named Executive Officers in the event of certain terminations of employment or a change in control of CH Energy Group.  The estimated amount of compensation and benefits payable or provided to each Named Executive Officer in each situation is summarized below.

These estimates are based on the assumption that the various triggering events occur on December 31, 2012.  We have noted below other material assumptions used in calculating the estimated compensation and benefits under each triggering event.  The actual amounts that would be paid to a Named Executive Officer upon certain terminations of employment or upon a change in control can only be determined at the time the actual triggering event occurs.

The estimated amount of compensation and benefits described below does not take into account compensation and benefits that a Named Executive Officer has earned prior to the applicable triggering event, such as equity awards or other incentives that have previously vested in accordance with their terms, or vested benefits otherwise payable under the retirement plans and programs.  As a result, it does not provide information on the payout of the performance shares for the 2010–2012 performance cycle and the 2012 short-term incentive, as both of these awards were earned as of December 31, 2012 in accordance with their terms, regardless of whether the executive terminated employment or a change in control occurred.  In this regard, please refer to the "2012 Outstanding Equity Awards at Fiscal Year-End" table for a complete summary of each Named Executive Officer's equity awards and the "2012 Pension Benefits" table for a complete summary of each Named Executive Officer's retirement benefit.

Voluntary Termination or Involuntary Termination For Cause

CH Energy Group does not maintain any plans or arrangements that would provide benefits to our Named Executive Officers solely as a result of a voluntary termination (other than upon "retirement" as described below) or an involuntary termination for cause.

Involuntary Termination without Cause or for Good Reason

Pursuant to its corporate policy, CH Energy Group would have provided each Named Executive Officer with outplacement services from a recognized outplacement provider with a value not to exceed $30,000 in the event of the executive's involuntary termination without "cause" on December 31, 2012.

Pursuant to his employment agreement, Mr. Gould also would be entitled to the following benefits if the Corporation were to terminate his employment without "cause" or he terminates for "good reason":

•	An amount equal to his base salary and target annual incentive through the remainder of his employment term (i.e., through December 31, 2014), payable in equal monthly installments over one year.

•	An amount credited to his account under the Directors and Executives Deferred Compensation Plan equal to the retirement credits that he would have received had he remained employed through the remainder of his employment term.

•	Full vesting of any unvested restricted shares.

The terms "cause" and "good reason" are defined under the heading "Qualifying Termination Following Change in Control" on page 245.  As a condition to Mr. Gould's entitlement to receive severance benefits under his employment agreement, he must not solicit the employees or customers of the Corporation and must comply with a confidentiality restriction.

Based on the above, the Corporation would have provided each of the Named Executive Officers listed below with the following estimated payments and benefits if he had been terminated without cause or resigned for good reason on December 31, 2012:

Executive	Cash Severance	Outplacement	Deferred Compensation Credit	Restricted Shares (1)	Total
Steven V. Lant	0	$30,000	0	0	$30,000
Christopher M. Capone	0	$30,000	0	0	$30,000
James P. Laurito	0	$30,000	0	0	$30,000
John E. Gould	$980,000	$30,000	$135,000	$375,015	$1,520,015
W. Randolph Groft	0	$30,000	0	0	$30,000

(1)	The value of Mr. Gould's restricted shares equals the product of (i) the number of unvested shares, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

Retirement or Death

•	Performance Shares. Except as otherwise provided below, a Named Executive Officer would forfeit his right to all outstanding performance shares, if any, for the 2012–2014 and the 2011–2013 performance cycles if his employment terminated during the applicable performance period. However, if the executive had retired or died during a performance period, then the Board of Directors (or appropriate committee thereof) would have determined the extent to which the applicable performance goals had been achieved through the fiscal quarter prior to the date of death (or in the case of retirement, over the entire performance period), and the resulting award would have been prorated based on the number of days the executive had been employed during the performance period. Such amounts would have been paid in a single lump sum in the form of shares of the Corporation's Common Stock. For this purpose, the term "retirement" means termination of employment either (i) at or after age 65 or (ii) at or after age 55 with at least 10 years of service pursuant to the early retirement provisions of the RIP.

•	Restricted Shares and Restricted Stock Units. Upon death, all restricted shares and restricted stock units held by each of Messrs. Capone, Gould, Laurito and Groft would have become fully vested. However, vesting does not accelerate upon retirement.

Based on the above, CH Energy Group would have provided each Named Executive Officer or the executive's beneficiary with the following estimated payments, in a lump sum, if on December 31, 2012, the executive had "retired" from or died while employed with CH Energy Group or its affiliates.

	Performance Shares
Executive	2011-2013 Performance Period (1)	2012-2014 Performance Period (2)	Restricted Shares/Units (3)	Total
Steven V. Lant	$552,196	$283,490	0	$835,686
Christopher M. Capone	$240,879	$117,613	$28,697	$387,189
James P. Laurito	$232,183	$111,091	$1,028,171	$1,371,445
John E. Gould	0	0	$375,015	$375,015
W. Randolph Groft	$130,875	$61,742	$28,697	$221,314

(1)	The value of the performance shares for the 2011–2013 performance period equals the product of (i) the number of performance shares earned assuming a payout of 100% of target, prorated based on the performance of services during 2/3 of the performance period, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

(2)	The value of the performance shares for the 2012–2014 performance period equals the product of (i) the number of performance shares earned assuming a payout of 100% of target, prorated based on the performance of services during 1/3 of the performance period, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

(3)	Unlike the performance shares described above, the restricted shares and restricted stock units held by Messrs. Capone, Laurito, Gould, and Groft become fully vested on death but not upon retirement. The value of the restricted shares and the restricted stock units equals the product of (i) the number of unvested restricted shares or restricted stock units outstanding as of the end of the year, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

Disability

•	SERP. Only Messrs. Lant and Capone participate in the SERP. As described below, an eligible executive's termination of employment due to "disability" (as defined below) can result in enhanced benefits under the SERP. Specifically, if an eligible executive who was vested under the SERP had become disabled (within the meaning of our long-term disability plan) on December 31, 2012, then his benefit would have been calculated as if he had received additional years of benefit service (up to 5), consistent with the disability crediting rules under the RIP. For additional information about the SERP, please refer to the "2012 Pension Benefits" section on page 235.

•	Mr. Gould's Employment Agreement. Upon Mr. Gould's disability, he would have been entitled to the following benefits under his employment agreement: (i) continued base salary for 18 months, (ii) his target annual incentive for the year in which his disability occurred, (iii) the retirement credit for the year in which his disability occurred unless previously credited, and (iv) full vesting of his restricted shares.

•	Restricted Shares and Restricted Stock Units. Upon disability, all outstanding restricted shares and restricted stock units held by Messrs. Capone, Gould, Laurito and Groft would have become fully vested.

Based on the above, CH Energy Group would have provided each of the Named Executive Officers listed below with the following estimated payments or benefits if the executive had become "disabled" on December 31, 2012.

Executive	Cash Severance	Additional Service Credit under the SERP (1)	Restricted Shares/Units (2)	Total
Steven V. Lant	0	$2,638,000	0	$2,638,000
Christopher M. Capone	0	0	$28,697	$28,697
James P. Laurito	0	0	$1,028,171	$1,028,171
John E. Gould	$665,000	0	$375,015	$1,040,015
W. Randolph Groft	0	0	$28,697	$28,697

(1)	The value of the additional service credit under the SERP equals the excess, if any, of (i) the present value of the individual's vested SERP benefit as of December 31, 2012, calculated as if he remained employed for an additional 5 years, over (ii) the present value of the individual's vested SERP benefit as of December 31, 2012. The present value was determined based on the assumptions used in the "2012 Pension Benefits" section on page 235.

(2)	The value of the restricted shares and the restricted stock units held by Messrs. Laurito and Gould, respectively, equals the product of (i) the number of restricted shares or restricted stock units outstanding, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

Change in Control

As described below, each Named Executive Officer would be entitled to accelerated vesting of outstanding performance shares and restricted shares or restricted stock units, along with accelerated vesting of his SERP benefit, if any, in the event of a "change in control" (as defined under the heading "Qualifying Termination Following Change in Control" immediately below).

•	Performance Shares. Upon a change in control, the Board of Directors (or appropriate committee thereof) is required to determine the extent to which the applicable performance goals have been achieved through the full fiscal quarters completed prior to that date, and the resulting award is required to be paid to the executives without pro-ration. Such amounts would be paid in a single lump sum in the form of either shares or cash.

•	Restricted Shares and Restricted Stock Units. Upon a change in control, all outstanding restricted shares and restricted stock units held by Messrs. Capone, Gould, Laurito and Groft would become fully vested.

•	Enhanced SERP Benefit. Upon a change in control, Mr. Capone would become fully vested in his benefit under the SERP. Payment of the SERP benefit will commence upon the later of his termination of employment or attainment of age 55. For additional information about the SERP, please refer to the "2012 Pension Benefits" section on page 235.

Based on the above, each of the Named Executive Officers listed below would have been entitled to the following estimated payments and benefits from CH Energy Group or its successor in the event that a "change in control" occurred on December 31, 2012.

	Performance Shares
Executive	2011-2013 Performance Period (1)	2012-2014 Performance Period (2)	Restricted Shares/Units (3)(4)	Accelerated Vesting of SERP Benefit (5)	Total
Steven V. Lant	$828,294	$850,469	0	0	$1,678,763
Christopher M. Capone	$361,319	$352,840	$28,697	$690,600	$1,433,456
James P. Laurito	$348,275	$333,274	$1,028,171	0	$1,709,720
John E. Gould	0	0	$375,015	0	$375,015
W. Randolph Groft	$196,312	$185,225	$28,697	0	$410,234

(1)	The value of the performance shares for the 2011–2013 performance period equals the product of (i) the number of performance shares earned assuming a payout of 100% of target, without pro-ration, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

(2)	The value of the performance shares for the 2012–2014 performance period equals the product of (i) the number of performance shares earned assuming a payout of 100% of target, without pro-ration, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

(3)	The value of the restricted shares and restricted stock units held by Messrs. Capone, Laurito, Gould, and Groft equals the product of (i) the number of restricted shares or restricted stock units outstanding as of the end of the year, multiplied by (ii) $65.22, which was the closing price of CH Energy Group's Common Stock on December 31, 2012.

(4)	Mr. Groft's restricted shares would also vest upon a sale of Griffith.

(5)	The value of the accelerated vesting of the SERP benefit equals the excess, if any, of (i) the present value of the individual's SERP benefit as of December 31, 2012 (whether or not vested), over (ii) the present value of the individual's vested SERP benefit as of December 31, 2012. The present value was determined based on the assumptions used in the "2012 Pension Benefits" section on page 235.

Qualifying Termination Following Change in Control

CH Energy Group has a change in control agreement ("Change in Control Agreement") with certain of its executive officers, including its Named Executive Officers other than Mr. Gould.  Mr. Gould is subject to an employment agreement described under the heading "Involuntary Termination without Cause or for Good Reason" on page 241.

The Change in Control Agreements generally become effective only upon a change in control of CH Energy Group (as defined below), or if a covered executive is terminated in anticipation of a change in control, and provide certain benefits and protections to the covered executives during the three-year period (a two-year period for Mr. Groft) following a change in control.  For example, the Change in Control Agreements generally provide that an executive's terms and conditions of employment (including duties, location, base salary, short-term incentive, and benefits) would not be adversely changed during the three-year period (a two-year period for Mr. Groft) following a change in control.  Moreover, the Change in Control Agreements provide that the executive would be entitled to certain severance benefits if, during the three-year period (a two-year period for Mr. Groft) following a change in control, the executive's employment were terminated without "cause" or the executive terminated his employment for "good reason." In general, the executive would be entitled to receive:

•	A prorated short-term incentive based on the average of the executive's last three pre-change in control short-term incentives ("Average Annual Incentive"), paid in a lump sum.

•	An amount equal to three times (or two times for Mr. Groft) the sum of the executive's base salary and Average Annual Incentive, payable in 12 equal monthly installments.

•	Outplacement services from a recognized outplacement provider, with a value not to exceed $30,000.

•	Continued welfare benefits (including health care benefits) for a period of three years (a two-year period for Mr. Groft) following termination, subject to mitigation upon receiving similar benefits from another employer.

•	For each of Messrs. Lant and Laurito only, a "conditional gross-up" for excise and related taxes in the event the severance compensation and other payments or distributions to him, whether pursuant to the change in control agreement, performance share or otherwise would constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code. The tax gross-up will be provided if the aggregate parachute value of all severance and other change in control payments exceeds 110% of the maximum amount that may be paid under Section 280G of the Internal Revenue Code without imposition of an excise tax. If the parachute value of the payments does not exceed the 110% threshold, the executive's payments will be reduced to the extent necessary to avoid imposition of the excise tax on "excess parachute payments." In contrast, the other Named Executive Officers (i.e., Messrs. Capone and Groft) would be responsible for paying the applicable excise taxes under Section 280G imposed on any payments under the Change in Control Agreement, employment agreement or otherwise, but any payments subject to the excise tax would be reduced if such reduction provides a larger after-tax benefit than if the excise tax applied.

•	Reimbursement for all legal fees and expenses reasonably incurred in asserting his rights under the Agreements, regardless of the outcome of the dispute (unless a tribunal determines that the executive's position was frivolous or maintained in bad faith). For purposes of the above calculations, we have assumed that the executive will not incur legal fees to enforce his rights under the Change in Control Agreement.

Definitions

For purposes of the Change in Control Agreement, the following words have the meanings set forth below.

•	Change in control. A change in control generally means any of the following: (i) an acquisition of 20% or more of CH Energy Group's Common Stock; (ii) a change in the membership of our Board of Directors, such that the current incumbents and their approved successors no longer constitute a majority; (iii) a business combination in which any one of the following is true: our former shareholders do not hold at least 60% of the combined enterprise; there is a 20%-or-more shareholder of the combined enterprise (other than as a result of conversion of the shareholder's pre-combination interest in CH Energy Group); or the members of our Board of Directors (immediately before the combination) do not make up a majority of the board of the combined enterprise; or (iv) shareholder approval of a complete liquidation.

•	Cause. The term "cause" generally means: (i) the willful and continued failure of the executive to perform his or her duties; (ii) the willful engaging by the executive in illegal conduct or gross misconduct; (iii) the repeated use of alcohol by the executive that materially interferes with his or her duties, use of illegal drugs by the executive, or a violation of our drug or alcohol policies; (iv) a conviction, guilty plea, or plea of nolo contendere of the executive for any crime involving moral turpitude or for any felony; (v) a breach by the executive of his or her fiduciary duties of loyalty or care or a material violation of the Code of Business Conduct and Ethics, or similar policies; or (vi) the breach by the executive of the confidentiality provision of the applicable agreement.

•	Good Reason. The term "good reason" generally means: (i) any material reduction in the executive's authority, duties, or responsibilities; (ii) any failure by CH Energy Group to maintain the executive's base salary, short-term incentive, and benefits levels; (iii) any required relocation of the executive's office of 50 miles or more; (iv) any purported termination of the executive's employment otherwise than as expressly permitted by the applicable agreement; or (v) any failure by CH Energy Group to require a successor to assume the applicable agreement.

Enhanced SERP Benefit

If a Named Executive Officer were entitled to benefits under his or her Change in Control Agreement following a change in control, then his or her SERP benefit, if any, would be calculated as if he or she had remained employed for a three-year period following the change in control.  Payment of the additional SERP benefit would commence upon the later of the executive's termination of employment or attainment of age 55.  Only Messrs. Lant and Capone are eligible for a SERP benefit.  For additional information about the SERP, please refer to the "2012 Pension Benefits" section on page 235.

Non-Solicitation and Non-Competition Provisions

As a condition to each executive's entitlement to receive severance benefits under the Change in Control Agreement, each Named Executive Officer must not solicit employees of CH Energy Group and its successor for a one-year period following termination of employment and must comply with a confidentiality restriction.  The acquiring or successor entity generally retains the right to suspend certain payments and pursue judicial remedies in the event that an executive breaches any of his confidentiality, non-solicitation or similar obligations.  Moreover, a terminated executive is required to sign a release of all claims against CH Energy Group, the acquiring or successor entity and any of their officers, directors, employees, or shareholders prior to receiving severance benefits under the Change in Control Agreements.

Based on the above, each of the Named Executive Officers listed below would have been entitled to the following estimated payments and benefits from CH Energy Group or its successor if a "change in control" occurred on December 31, 2012, and the executive's employment was terminated without "cause" or the executive terminated his or her employment for "good reason" immediately following such change in control.  These benefits would be in addition to the payments and benefits described in the change in control table immediately above.

Name	Cash Severance (1)	Outplacement Services	Continued Healthcare Benefits (2)	Continued Welfare Benefits (other than Healthcare) (3)	Enhanced Retirement Benefit (4)	Section 280G Gross-up (5)(6)	Total
Steven V. Lant	$2,939,788	$30,000	$55,400	$6,009	$238,800	$2,243,126	$5,513,123
Christopher M. Capone	$1,627,502	$30,000	$46,000	$4,167	$422,400	0	$2,130,069
James P. Laurito	$1,948,500	$30,000	$55,400	$4,584	0	$1,495,585	$3,534,069
John E. Gould	$980,000	$30,000	$6,100	0	$135,000	0	$1,151,100
W. Randolph Groft (7)	$804,365	$30,000	$31,600	$1,736	0	0	$867,701

(1)	Assumes termination of employment on December 31, 2012, at which time the short-term incentive for 2012 was earned in accordance with its terms. Therefore, cash severance does not include any prorated Average Annual Incentive for 2012.

(2)	The present value of the continued healthcare benefits is calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 715, Compensation – Retirement Benefits. The values assume continued healthcare coverage for the individual and his spouse for the three-year continuation period (a two-year period for Mr. Groft). See Note 10 of the Consolidated Financial Statements on page 143 for an explanation of the assumptions made in valuing of the continued health care benefits.

(3)	Represents the premiums for continued group life insurance in excess of $50,000 during the three-year continuation period (a two-year period for Mr. Groft).

(4)	The value of the enhanced retirement benefit for each of Messrs. Lant and Capone equals the present value of the increase in the individual's SERP benefit as of December 31, 2012, calculated as if he had remained employed for an additional three-year period following termination. The present value was determined based on the assumptions used in the "2012 Pension Benefits" section on page 235. The value of Mr. Gould's enhanced retirement benefit equals the retirement credits that he would have received under the Directors and Executives Deferred Compensation Plan had he remained employed for the entire employment term.

(5)	Section 280G of the Internal Revenue Code applies if there is a change in control of CH Energy Group, compensation is paid to a Named Executive Officer as a result of the change in control ("parachute payments"), and the present value of the parachute payments is 300% or more of the executive's "base amount," which equals his average W-2 income for the five-calendar-year period immediately preceding the change in control (e.g., 2007–2011 if the change in control occurs in 2012). If Section 280G applies, then the Named Executive Officer is subject to an excise tax equal to 20% of the amount of the parachute payments in excess of his base amount (the "excess parachute payments"), in addition to income and employment taxes. Moreover, CH Energy Group is denied a federal income tax deduction for the excess parachute payments. The amounts in the Section 280G Gross-Up column reflects a tax gross-up for the excise and related taxes, as required under the terms of the Change in Control Agreement for each of Messrs. Lant and Laurito described above, if a change in control had occurred on December 31, 2012. The amounts are merely estimates based on the following assumptions: (i) an excise tax rate of 20% and a combined federal, state, and local income and employment tax rate of 45.27%, (ii) discount rates of 0.29% and 1.14%, (iii) a closing price of CH Energy Group's Common Stock on December 31, 2012 of $65.22 per share, and (iv) no amounts were allocated to the non-solicitation or non-competition covenants contained in the employment agreements. Neither Messrs. Capone, Groft nor Gould is eligible to receive this tax gross-up.

(6)	On February 10, 2010, the Board of Directors, acting in accordance with the recommendation of the Compensation Committee, determined that CH Energy Group will not enter into any new or materially amended agreements with executive officers that include excise tax gross-up provisions.

(7)	Mr. Groft also would be entitled to these benefits in the event he incurred a qualified termination in connection with a sale of Griffith.

DIRECTOR COMPENSATION

CH Energy Group's Director compensation program is designed to enhance our ability to attract and retain highly qualified Directors and to align their interests with the long-term interests of our shareholders.  The program consists of both a cash component, designed to compensate independent Directors for their service on the Board and its Committees, and an equity component, designed to align the interests of independent Directors and shareholders.  Mr. Lant receives no compensation for his service on the Board.

Cash Compensation

During 2012, the basic annual cash retainer paid to independent Directors was $65,000.  The cash retainer is paid quarterly, in advance, in four equal installments to each person serving as an independent Director at the time when the particular quarterly payment is made.  Independent Directors who serve as a Committee Chair or as the Lead Independent Director of the Board receive an additional annual retainer.  The positions carrying the payment of an additional retainer and the annual amount of such additional annual retainer during 2012 were as follows: Lead Independent Director ($7,500); Chair of the Audit Committee ($10,000); Chair of the Governance and Nominating Committee ($7,500); Chair of the Compensation Committee ($10,000); and Chair of the Strategy and Finance Committee ($7,500).  These additional retainers are generally paid quarterly, in advance, and are prorated based on the period of service of a Director during the year in any of those positions.

Equity Compensation

During 2012, the equity component of annual compensation for each independent Director was fixed at a number of deferred stock units of the Corporation's Common Stock having an aggregate value approximately equal to $70,000.  Except as provided below, the deferred stock units were credited to each Director's account under the Directors and Executives Deferred Compensation Plan in four equal installments to the account of each person serving as an independent Director at the time when the particular quarterly installment was credited.  Except as provided below, the program generally requires this credit to remain invested in deferred stock units until the termination of the Director's service on the Board and to be paid only in cash after termination of Board service.

Under the Director stock ownership guidelines, each Director is required to accumulate within 5 years, and to hold during his or her service on the Board, at least 6,000 shares of the Corporation's Common Stock.  If a Director satisfies the then-applicable stock ownership guidelines, he or she generally will no longer receive future credits of deferred stock units to his or her stock account.  Instead, the value of any future credits of deferred stock units will be paid to the Director in cash or deferred under the Directors and Executives Deferred Compensation Plan at the election of the Director.  If deferred, the amounts may be invested by the Director in any investment option available under the plan.  As of December 31, 2010, each Director had satisfied the applicable stock ownership guidelines, and therefore, none of the Directors received a credit of deferred stock units for 2012 under the plan.

Directors and Executives Deferred Compensation Plan

An independent Director also may elect to defer payment of all or part of the cash compensation received as a Director under CH Energy Group's Directors and Executives Deferred Compensation Plan.  If the Director so elects, any deferred cash compensation may be credited to a bookkeeping account of deferred stock units, the value of which is tied to the value of the Corporation's Common Stock, or to other investment options provided under the Directors and Executives Deferred Compensation Plan from time to time.  Compensation deferred in accordance with the Directors and Executives Deferred Compensation Plan is paid to a Director (adjusted to reflect investment earnings and losses) at the time the Director ceases being a member of the Board of Directors, either in a lump sum or over a period of time depending on the circumstances of cessation and/or distribution elections.  Directors may elect each year whether to receive that year's deferrals in a lump sum or in quarterly installments over a period of either five, ten, or fifteen years if they retire or become disabled within 24 months after a change in control.

The following table sets forth information regarding compensation for the year ended December 31, 2012 for the Directors, other than Mr. Lant.

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)
Margarita K. Dilley	145,000	145,000
Steven M. Fetter	142,500	142,500
Stanley J. Grubel	145,000	145,000
Manuel J. Iraola	135,000	135,000
E. Michel Kruse	142,500	142,500
Jeffrey D. Tranen	138,750	138,750
Edward T. Tokar	135,000	135,000
Ernest R. Verebelyi	140,151	140,151

(1)	Reflects the cash annual retainer, as well as Lead Independent Director and committee chair fees, paid to the independent Directors for service on the Board. Independent Directors receive no other cash compensation for service on the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

CH Energy Group has a standing Compensation Committee, and the members of the Compensation Committee during fiscal year 2012 were Stanley J. Grubel, Manuel J. Iraola, Edward T. Tokar, and Ernest R. Verebelyi.  No current member of the Compensation Committee was at any time during fiscal 2012 or at any other time an officer or employee of CH Energy Group.  None of these individuals have, or have had, any relationship with CH Energy Group that would require disclosure under Item 404 of Regulation S-K, and none of CH Energy Group's executive officers during fiscal year 2012 served on the Compensation Committee or on any compensation committee (or an equivalent committee) or any board of directors of another entity whose executive officer(s) served on CH Energy Group's Compensation Committee or the Board of CH Energy Group or any of its subsidiaries.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY-BASED COMPENSATION PLAN INFORMATION

The following table sets forth information concerning CH Energy Group's compensation plans (including individual compensation arrangements) as of December 31, 2012, under which equity securities of CH Energy Group are authorized for issuance:

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity-based compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		-		$-	388,546	(1)
Equity compensation plans not approved by security holders	1	-	1	-	-
Total		-		$-	388,546

(1)
Pertains to the 2011 Plan only, and excludes 40,591 performance shares and 3,668 restricted shares (including reinvested dividends) granted under the 2011 Plan through December 31, 2012.   Effective February 10, 2011, securities can no longer be issued under the 2006 Plan.

BENEFICIAL OWNERSHIP
The following table lists the number of shares of equity securities of CH Energy Group beneficially owned by each of the Directors, by each Named Executive Officer listed in the Summary Compensation Table under Item 11 - "Executive Compensation," by beneficial owners of more than 5% of CH Energy Group's Common Stock, and by all Directors and executive officers of CH Energy Group as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of CH Energy Group's Common Stock (1)	Percentage of CH Energy Group's Common Stock (2)
Margarita K. Dilley	0	Less than 1%
Steven M. Fetter	5,818	Less than 1%
Stanley J. Grubel	3,410	Less than 1%
Manuel J. Iraola	6,850	Less than 1%
E. Michel Kruse	1,100	Less than 1%
Steven V. Lant (3)	35,301	Less than 1%
Edward T. Tokar	5,000	Less than 1%
Jeffrey D. Tranen	0	Less than 1%
Ernest R. Verebelyi	0	Less than 1%
Christopher M. Capone	14,844	Less than 1%
John E. Gould	11,473	Less than 1%
W. Randolph Groft (3)	5,751	Less than 1%
James P. Laurito (3)	194	Less than 1%
Blackrock, Inc. (4)	1,212,459	8.11%
GAMCO Investors, Inc. (5)	1,330,618	8.90%
Manulife Financial Corporation (6)	978,441	6.54%
The Vanguard Group, Inc. (7)	886,792	5.93%
All Directors and Executive Officers as a Group (16 Persons)	93,086	Less than 1%
____________________
(1)	In the case of Directors and executive officers, this table is based on information furnished to CH Energy Group by such persons as of December 31, 2012. Unless otherwise noted, each individual or entity named in the table has sole voting and dispositive power.
(2)	The percentage of ownership calculation for each beneficial owner, including each percentage calculation set forth in footnotes 4, 5, and 6 below, has been made on the basis of the amount of outstanding shares of Common Stock as of the record date.
(3)	Messrs. Lant, Groft and Laurito have deferred compensation accounts under the Directors and Executives Deferred Compensation Plan that are credited with deferred stock units of Common Stock as of December 31, 2012. As of that date, Mr. Lant had 1,970 deferred stock units, Mr. Groft had 5,466 deferred stock units and Mr. Laurito had 163 deferred stock units. Such shares are not reflected on the "Beneficial Ownership" table.
(4)	Based upon a Schedule 13G/A filed with the SEC on February 1, 2013, by Blackrock, Inc. In the Schedule 13G/A, Blackrock, Inc. reports beneficial ownership of Common Stock, as of December 31, 2012, in the amount of 1,212,459 shares (8.11%). The principal business address of Blackrock, Inc., as reported in the filing, is 40 East 52nd Street, New York, New York 10022.
(5)	Based upon a Schedule 13G/A filed with the SEC on January 10, 2013, by GAMCO Investors, Inc., Gabelli Funds, LLC, GAMCO Asset Management Inc., GGCP, Inc., and Mario J. Gabelli. As reported in the Schedule 13G/A, as of December 31, 2012, CH Energy Group's Common Stock was beneficially owned as follows: Gabelli Funds, LLC – 724,600 shares (4.85%), GAMCO Asset Management Inc. – 605,518 shares (4.05%), and Mario J. Gabelli – 500 shares (less than 1%). GAMCO does not have the sole authority to vote 35,600 of the reported shares. The principal business address of GAMCO Investors, Inc., as reported in the filing, is One Corporate Center, Rye, New York 10580.
(6)	Based upon a Schedule 13G/A filed with the SEC on February 13, 2013, by Manulife Financial Corporation on behalf of Manulife Financial Corporation, Manulife Asset Management (North America) Limited, and Manulife Asset Management (US) LLC. As reported on the Schedule 13G/A, as of December 31, 2012, Common Stock was beneficially owned as follows: Manulife Asset Management (North America) Limited – 4,257 shares (less than 1%); and Manulife Asset Management (US) LLC – 974,184 shares (6.52%). The principal business address for Manulife Financial Corporation, as reported in the filing, is 200 Bloor Street, East, Toronto, Ontario, Canada M4W1E5.
(7)	Based upon a Schedule 13G/A filed with the SEC on February 12, 2013, by The Vanguard Group, Inc. on behalf of The Vanguard Group, Inc., and Vanguard Fiduciary Trust Company. As reported on the Schedule 13G/A, as of December 31, 2012, The Vanguard Group, Inc. reported beneficial ownership of 886,792 shares (5.93%), with sole voting power with respect to 28,933 shares (0.18%) (wholly-owned subsidiary Vanguard Fiduciary Trust Company held beneficial ownership of 23,733 shares (0.15%) as a result of serving as investment manager of collective trust accounts and wholly-owned subsidiary Vanguard Investments Australia, Ltd. held beneficial ownership of 5,200 shares (0.03%) as a result of serving as investment manager of Australia investment offerings) and sole dispositive power with respect to 863,059 shares (5.77%). The principal business address of The Vanguard Group, Inc., as reported in the filing, is 100 Vanguard Blvd., Malvern, PA 19355.

STOCK AND STOCK EQUIVALENTS OWNERSHIP OF DIRECTORS

The following table sets forth the number of deferred stock units of our Common Stock, as of December 31, 2012, credited to the accounts of the Corporation's participating Directors under the Directors and Executives Deferred Compensation Plan, including reinvested dividends (rounded to the nearest whole number), the number of shares of Common Stock beneficially owned by each participating Director, and the aggregate number of shares of Common Stock and stock equivalents owned by each.

The deferred stock units shown in the following table are the sum of (i) deferred stock units granted to the Corporation's current non-employee Directors (i.e., each Director other than Mr. Lant) as a part of their compensation for service as a Director of the Corporation and (ii) deferred stock units resulting from the deferral, if any, into deferred stock units of an independent Director's fees which would have otherwise been paid to the Director in cash.  The deferred stock units shown in the following table for Mr. Lant are the sum of the deferred stock units resulting from Mr. Lant's deferral into deferred stock units of compensation earned by Mr. Lant for his services as an executive of the Corporation.

Under the Directors and Executives Deferred Compensation Plan, payments are made in cash and are generally made following termination of service as a Director based on the market value of the Common Stock at the time of termination.

Name	Number of Deferred Stock Units (1)	Number of Shares Beneficially Owned (2)	Total Ownership (3)
Steven V. Lant	1,970	35,301	37,271
Margarita K. Dilley	7,358	0	7,358
Steven M. Fetter	6,785	5,818	12,603
Stanley J. Grubel	7,476	3,410	10,886
Manuel J. Iraola	2,785	6,850	9,635
E. Michel Kruse	7,886	1,100	8,986
Edward T. Tokar	2,860	5,000	7,860
Jeffrey D. Tranen	7,620	0	7,620
Ernest R. Verebelyi	7,086	0	7,086
Total	51,826	57,479	109,305

_________________
(1)	The information in this column is as of December 31, 2012.
(2)	The information in this column is as of December 31, 2012, and reflects the total number of shares beneficially owned by each of the Directors as set forth in the table under the "Beneficial Ownership" section on page 253.
(3)	The total for each individual is less than 1% of the outstanding shares of Common Stock, and the total for the group of all independent Directors (8 persons) is 72,034, which is less than 1% of the outstanding shares of Common Stock; both percentages are calculated as of the record date.

INSURANCE

The Corporation provides liability insurance for its Directors and officers.  Federal Insurance Company (CHUBB), Associated Electric and Gas Insurance Services, Ltd., Energy Insurance Mutual, Houston Casualty Company, and St. Paul Fire & Marine Insurance Company (Travelers) are the principal underwriters of the current coverage, which extends until June 1, 2013.  The annual cost of this coverage is approximately $738,763.

ITEM 13 - Certain Relationships and Related Transactions and Director Independence

See Note 1 - "Summary of Significant Accounting Policies" under the caption "Related Party Transactions."

DIRECTOR INDEPENDENCE

The Board of Directors makes determinations regarding whether individual Directors are "independent" for purposes of applicable corporate governance rules promulgated by the SEC and New York Stock Exchange ("NYSE") listing standards based on all relevant facts and circumstances.  To be considered "independent" for purposes of the Director qualification standards, the Board must affirmatively determine that the Director has no material relationship with CH Energy Group, directly or as an officer, shareholder, or partner of an organization that has a relationship with CH Energy Group.  The Board broadly considers all relevant facts and circumstances.  In this connection, the Board applies the following standards:

•	In no event will a Director be considered "independent" if:

(A)	within the preceding three years:

(i)	the Director was employed by CH Energy Group;

(ii)	any member of the Director's immediate family was employed by CH Energy Group as an executive officer;

(iii)	the Director or any member of his or her immediate family received more than $120,000 during a twelve-month period within the last three years in direct compensation from CH Energy Group (other than Director's fees and pension or other forms of deferred compensation for prior service with CH Energy Group); or

(iv)	an executive officer of CH Energy Group was on the Compensation Committee of the Board of Directors of an entity that employed either the Director or any member of his or her immediate family as an executive officer; or

(B)	(i) the Director or any member of his or her immediate family is a current partner of a firm that is CH Energy Group's internal or external auditor;

(ii)	the Director is a current employee of such a firm;

(iii)	any member of the immediate family of the Director is a current employee of such a firm and participates in the firm's audit, assurance, or tax compliance (but not tax planning) practice; or

(iv)	the Director or any member of his or her immediate family was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on CH Energy Group's audit within that time; or

(C)	the Director is a current employee, or an immediate family member of the Director is a current executive officer, of an entity that has made payments to, or received payments from, CH Energy Group for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other entity's consolidated gross revenues.

In addition, the following standards identify categories of relationships that will not be considered as material relationships that would impair a Director's independence:

•	Transactions between CH Energy Group and another entity with which a Director or a member of a Director's immediate family is affiliated

(i)	if the transactions occurred more than three years prior to the determination of independence, or

(ii)	if the transactions occur in the ordinary course of business and are consistent with other arm's length transactions in which CH Energy Group has engaged with third parties, unless

(a)	the Director is a current employee, executive officer, director, or owner of 5% or more of the voting stock of the other entity, or a member of the Director's immediate family is a current employee, executive officer, director, or owner of 5% or more of the voting stock of the other entity, and

(b)	such transactions represent, in any of the last three fiscal years, more than the greater of $1 million or 2% of the other entity's consolidated gross revenues; and

•	Discretionary charitable contributions by CH Energy Group to non-profit entities with which a Director or a member of the Director's immediate family is affiliated, if such contributions

(i)	occurred more than three years prior to the determination of independence, or

(ii)	are consistent with CH Energy Group's philanthropic practices, unless

(a)	the Director or family member is a current executive officer, director, or trustee of the entity, and

(b)	CH Energy Group's contributions represent, in any of the last three fiscal years, more than the greater of $1 million or 2% of such entity's consolidated gross revenues.

Annually, the Board will review all relationships between CH Energy Group and its Directors, including but not limited to commercial and charitable relationships, to determine whether Directors are independent under the standards described above.  For relationships not qualifying as immaterial under the categorical standards listed above, the determination of whether the relationship is material, and therefore whether the Director is independent, shall be made by the Directors who satisfy the above independence guidelines.  CH Energy Group will explain in its next proxy statement the basis for any Board determination that a relationship was not material despite the fact that it did not meet the categorical standards of immateriality set forth in the above guidelines.

An Audit Committee member may not, other than in his or her capacity as a member of the Audit Committee, the Board of Directors, or any other Board Committee, (i) accept directly or indirectly any consulting, advisory, or other compensatory fee from CH Energy Group or any subsidiary other than compensation under a retirement plan (including deferred compensation) for prior service with CH Energy Group or any subsidiary (provided that the compensation is not contingent in any way on continued service), or (ii) be an affiliated person of CH Energy Group or any subsidiary.

As a result of its annual review, the Board has determined that all of the Directors are independent, with the exception of Steven V. Lant.  Mr. Lant is not independent because he is an executive officer of CH Energy Group.

In 2012, only independent Directors served on the four standing Committees of the Board of Directors.

REVIEW, APPROVAL, OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

The Board of Directors has adopted a written policy and written procedures for the review, approval, or ratification of transactions involving CH Energy Group and "related persons" (i.e., Directors and their immediate family members, executive officers and their immediate family members, and shareholders owning five percent or more of CH Energy Group's outstanding Common Stock).  The policy and procedures cover any related person transaction that exceeds the minimum threshold for disclosure in our annual proxy statement under the relevant rules of the SEC (generally, a transaction involving an amount in excess of $120,000, or a series of transactions involving an aggregate amount in excess of $120,000 in any calendar year, in which a related person has a direct or indirect material interest, and which does not fall under an explicitly stated exception set forth in the applicable disclosure rules of the SEC).  Such a covered related person transaction is hereinafter referred to as a "Related Person Transaction."

Policy

The Governance and Nominating Committee, which consists solely of independent Directors, must review all Related Person Transactions.  The Governance and Nominating Committee will approve a Related Person Transaction only if it determines that the Related Person Transaction is consistent with the business interests of CH Energy Group.  In considering the Related Person Transaction, the Committee will consider all relevant factors, including as applicable:  (i) CH Energy Group's business rationale for entering into the Related Person Transaction; (ii) whether the Related Person Transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; (iii) the potential for the Related Person Transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (iv) the overall fairness of the Related Person Transaction to CH Energy Group.

Procedure

Directors and executive officers are responsible for bringing a potential Related Person Transaction to the attention of the Chairman of the Board, President and Chief Executive Officer or to the attention of the Chair of the Governance and Nominating Committee.

The Chairman of the Board, President and Chief Executive Officer and the Chair of the Governance and Nominating Committee shall jointly determine (or, if either is involved in the Related Person Transaction, the other shall determine in consultation with the Lead Independent Director) whether the matter is a Related Person Transaction that should be considered by the Governance and Nominating Committee.  If a Director is involved in the Related Person Transaction, he or she shall be recused from all discussions and decisions about the Related Person Transaction.  The Related Person Transaction should be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

ITEM 14 - Principal Accountant Fees and Services

The Audit Committee has adopted guidelines regarding pre-approval of the services to be provided by the Independent Accountants.  These guidelines require that the Audit Committee review and approve, prior to the start of the fiscal year, (i) an engagement letter for audit services from the Independent Accountants, outlining the scope of the audit services to be provided during the next fiscal year and including a fee proposal for such services, and (ii) a list of, and a budget for, non-audit services that management recommends be provided by the Independent Accountants during the next fiscal year.

Management and the Independent Accountants confirmed that the recommended non-audit services were permissible under all applicable requirements.  CH Energy Group has adopted a list of specific audit and non-audit services that may be provided by the Independent Accountants.

If the scope or cost of the audit or non-audit services requires changes during the fiscal year, the Audit Committee's procedures enable the Chair of the Audit Committee to approve such changes, up to certain dollar limits, and to report on any such changes at the next Audit Committee meeting.  CH Energy Group's Vice President – Accounting and Controller is responsible for tracking all Independent Accountant fees against the budgets for audit and non-audit services and reporting on such budget issues at least annually to the Audit Committee.

The Audit Committee concluded that the provision of services for which fees were paid under the captions "Tax Fees" and "All Other Fees" were compatible with the maintenance of the Independent Accountants' independence.

The following information is provided for CH Energy Group and Central Hudson:

	CH Energy Group		Central Hudson
PricewaterhouseCoopers LLP	2012	2011	2012	2011
Audit Fees	$1,023,081	$1,043,158	$858,081	$893,411
Tax Fees:
Includes review of consolidated federal and state income tax returns and tax research	30,100	29,300	24,400	23,400
All Other Fees:
Consulting services	60,000	60,600	60,000	60,600
Total	$1,113,181	$1,133,058	$942,481	$977,411

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this 10-K Annual Report

1. and 2.  All Financial Statements and Financial Statement Schedules filed as part of this 10-K Annual Report are included in Item 8 - "Financial Statements and Supplementary Data" of this 10-K Annual Report and reference is made thereto.

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

Dated:  February 25, 2013

CENTRAL HUDSON GAS & ELECTRIC CORPORATION

By:	/s/ Steven V. Lant
Steven V. Lant Chairman of the Board and Chief Executive Officer

Dated:  February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this 10-K Annual Report has been signed below by the following persons on behalf of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation and in the capacities and on the date indicated:

Signature	Title	Date

(a) Principal Executive Officer:

/s/ Steven V. Lant
(Steven V. Lant)	Chairman of the Board, President and Chief Executive Officer of CH Energy Group, Inc. and Chairman of the Board and Chief Executive Officer of Central Hudson Gas & Electric Corporation	February 25, 2013

(b) Principal Accounting Officer:

/s/ Kimberly J. Wright
(Kimberly J. Wright)	Vice President - Accounting and Controller of CH Energy Group, Inc.; Controller of Central Hudson Gas & Electric Corporation	February 25, 2013

(c) Principal Financial Officer:

/s/ Christopher M. Capone
(Christopher M. Capone)	Executive Vice President and Chief Financial Officer of CH Energy Group, Inc. and Central Hudson Gas & Electric Corporation	February 25, 2013

(d) At least a majority of Directors of CH Energy Group, Inc.:

Steven V. Lant*, Margarita K. Dilley*, Steven M. Fetter*, Stanley J. Grubel*, Manuel J. Iraola*, E. Michel Kruse*, Edward T. Tokar*, Jeffrey D. Tranen*, and Ernest R. Verebelyi*, Directors

By:	/s/ Steven V. Lant
	(Steven V. Lant)	February 25, 2013

(e) At least a majority of Directors of Central Hudson Gas & Electric Corporation:

Steven V. Lant*, Christopher M. Capone*, James P. Laurito* and Charles A. Freni, Jr.*, Directors

By:	/s/ Steven V. Lant
	(Steven V. Lant)	February 25, 2013

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

EXHIBIT INDEX

Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as a part of this Annual Report on Form 10-K, including Exhibits incorporated herein by reference:

Exhibit No.
(Regulation
S-K Item 601
Designation)	Exhibits

2	Plan of acquisition, reorganization, arrangement, liquidation or succession:

(i)
Agreement and Plan of Merger, dated as of February 21, 2012, by and among FortisUS, Inc., Cascade Acquisition Sub, Inc., Fortis Inc., and CH Energy Group. (Incorporated herein by reference to CH Energy Group's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2012; Exhibit 2(i)1)

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

(iii)
Composite Restated Certificate of Incorporation of Central Hudson Gas & Electric Corporation, as amended, through October 8, 1993 dated May 2, 2008. (Incorporated herein by reference to Central Hudson's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2008; Exhibit 3(iii)(1))

(iv)
By-laws of Central Hudson Gas & Electric Corporation in effect on the date of this Report.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on January 5, 2010; Exhibit 3(ii).1)

4	Instruments defining the rights of security holders, including indentures (see also Exhibits (3)(i) and (ii) above):

	(ii)	1--
Indenture, dated as of April 1, 1992, between Central Hudson and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association) (as successor trustee to Morgan Guaranty Trust Company of New York), as Trustee related to unsecured Medium-Term Notes

2--
Second Supplemental Indenture, dated as of March 23, 2012 to the Indenture dated as of April 1, 1992 between Central Hudson and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York), as Trustee related to unsecured Medium-Term Notes. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed March 23, 2012; Exhibit 4.1)

3--
Prospectus Supplement dated March 20, 2002 (to Prospectus dated March 14, 2002) relating to $100,000,000 principal amount of Medium-Term Notes, Series D, and the Prospectus dated March 14, 2002, relating to $100,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424 (b) in connection with Registration Statement No. 33-83542, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

			(a)	Pricing Supplement No. 4, dated February 24, 2004, as filed pursuant to Rule 424(b)

4--
Prospectus Supplement dated October 28, 2004 (to Prospectus dated October 22, 2004) relating to $85,000,000 principal amount of Medium-Term Notes, Series E, and the Prospectus dated October 22, 2004, relating to $85,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed pursuant to Rule 424(b) in connection with Registration Statement No. 333-116286, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

			(a)	Pricing Supplement No. 1, dated October 29, 2004, as filed pursuant to Rule 424(b)

	(b)	Pricing Supplement No. 2, dated November 2, 2004, as filed pursuant to Rule 424(b)

	(c)	Pricing Supplement No. 3, dated November 30, 2005, as filed pursuant to Rule 424(b)

	(d)	Pricing Supplement No. 4, dated November 17, 2006, as filed pursuant to Rule 424(b)

5--
Prospectus Supplement dated March 20, 2007 (to Prospectus dated December 1, 2006) relating to $140,000,000 principal amount of Medium-Term Notes, Series F, and the Prospectus dated December 1, 2006 relating to $140,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed on March 20, 2007, pursuant to Rule 424(b) in connection with Registration Statement No. 333-138510, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

	(a)	Pricing Supplement No. 1, dated March 20, 2007 filed on March 21, 2007, pursuant to Rule 424(b)

	(b)	Pricing Supplement No. 2, dated September 14, 2007 filed on September 14, 2007, pursuant to Rule 424(b).

	(c)	Pricing Supplement No. 3, dated November 18, 2008 filed on November 18, 2008, pursuant to Rule 424(b)

	(d)	Pricing Supplement No. 4, dated September 30, 2009 filed on October 1, 2009, pursuant to Rule 424(b)

6--
Prospectus Supplement dated March 22, 2010 (to Prospectus dated March 16, 2010) relating to $250,000,000 principal amount of Medium-Term Notes, Series G, and the Prospectus dated March 16, 2010 relating to $250,000,000 principal amount of Central Hudson's debt securities attached thereto, as filed on March 22, 2010, pursuant to Rule 424(b) in connection with Registration Statement No. 333-163248, and, as applicable to a tranche of such Medium-Term Notes, each of the following:

	(a)	Pricing Supplement No. 1, dated December 2, 2010 filed on December 3, 2010, pursuant to Rule 424(b)

	(b)	Pricing Supplement No. 2, dated September 27, 2011 filed on September 28, 2011, pursuant to Rule 424(b)

	(c)	Pricing Supplement No. 3, Dated and filed on March 30, 2012, pursuant to Rule 424(b)

	(d)	Pricing Supplement No. 4, Dated and filed on November 20, 2012, pursuant to Rule 424(b)

7--
Note Purchase Agreement, dated as of April 17, 2009, between CH Energy Group and the purchasers of its 6.58% Senior Notes, Series A, due April 17, 2014. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.1)

8--
Guaranty Agreement by Central Hudson Enterprises Corporation dated as of April 17, 2009. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed April 20, 2009; Exhibit 10.2)

9--
Supplemental Note Purchase Agreement, dated as of December 15, 2009, between CH Energy Group and the purchasers of its 6.8% Senior Notes, Series B, due December 11, 2025. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed December 16, 2009; Exhibit 10.2)

10--
Note Purchase Agreement, dated as of August 6, 2010, between Central Hudson Gas & Electric Corporation and the purchasers of its 4.30% Senior Notes, Series A, due September 21, 2020 and its 5.64% Senior Notes, Series B, due September 21, 2040. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed August 9, 2010; Exhibit 10.1)

11--
Central Hudson and another subsidiary of CH Energy Group have entered into certain other instruments with respect to long-term debt. No such instrument relates to securities authorized thereunder which exceed 10% of the total assets of CH Energy Group and its other subsidiaries or Central Hudson, as the case may be, each on a consolidated basis. CH Energy Group and Central Hudson agree to provide the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt of Central Hudson and such other subsidiary

10	Material contracts:

	(i)	1--
General Joint Use Pole Agreement between Central Hudson and the New York Telephone Company effective January 1, 1986 (not including the Administrative and Operating Practices provisions thereof).  (Incorporated herein by reference to Central Hudson's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1992; Exhibit (10)(i)37)

2--
Amended and Restated Credit Agreement effective as of October 19, 2011 among Central Hudson, certain lenders described therein and JPMorgan Chase Bank, N.A., as arranger and administrative agent.  (Incorporated herein by reference to Central Hudson's Current Report on Form 8-K filed on October 24, 2011; Exhibit 10.1)

3--
Amended No. 1 dated as of September 25, 2012 to Credit Agreement dated as of October 19, 2011. (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012; Exhibit 10.1)

4--
Second Amended and Restated Credit Agreement effective as of October 19, 2012 among CH Energy Group, Inc., certain lenders described therein and KeyBank National Association, as arranger and administrative agent.  (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on October 24, 2012; Exhibit 10.1)

5--
Promissory Note of Central Hudson Gas & Electric Corporation, dated March 31, 2010, payable to the order of RBS Citizens Bank, N.A.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2011; Exhibit (10)(i)5)

6--
Promissory Note of Central Hudson Gas & Electric Corporation, dated June 25, 2012, payable to the order of JPMorgan Chase Bank, N.A.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2012; Exhibit (10)(i)6)

7--
Promissory Note of Central Hudson Gas & Electric Corporation, dated June 29, 2012, payable to the order of Bank of America, N.A.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2012; Exhibit (10)(i)7)

(iii)(1)	1--
Trust and Agency Agreement, dated December 15, 1999 and effective January 1, 2000, between the Corporation and First America Trust Company for the Corporation's Directors and Executives Deferred Compensation Plan.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; Exhibit (10)(iii)26)

2--
Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan Trust Agreement. (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 2003; Exhibit (10)(iii)29)

3--
Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan Trust Agreement. (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the fiscal year ended December 31, 2011; Exhibit (10)(iii)3)

(1) Exhibits in Part (iii) of this Section 10 are management contracts and compensatory plans and arrangements.

4--
Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part One), Effective September 26, 2003.  (Incorporated herein by reference to Energy Group's Form S-8 filed on October 30, 2003; Exhibit (10)(iii)26)

5--
Amendment to CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan.  (Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on June 1, 2006; Exhibit (10)(iii)44)

6--
Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan (Part Two), effective as of January 1, 2008 (dated December 31, 2007).  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)31)

7--
Amended and Restated CH Energy Group, Inc. Directors and Executives Deferred Compensation Plan, effective as of January 1, 2012 (dated January 6, 2012).  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2011; Exhibit (10)(iii)7)

8--
Amendment and Restatement of Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part One) effective June 22, 2001.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001; Exhibit (10)(iii)24)

9--
Amendment to Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan. (Incorporated herein by reference to Energy Group's Current Report on Form 8-K filed on December 21, 2005; Exhibit (10)(iii)42)

10--
Amended and Restated Central Hudson Gas & Electric Corporation Retirement Benefit Restoration Plan (Part Two) effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)39)

11--
Amended and Restated CH Energy Group, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)37)

12--
Amendment to CH Energy Group, Inc. Supplemental Executive Retirement Plan. (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; Exhibit (10)(iii)1)

13--
Second Amendment to CH Energy Group, Inc. Supplemental Executive Retirement Plan. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on November 16, 2012; Exhibit 10.1)

14--
CH Energy Group, Inc. Long-Term Equity Incentive Plan, effective as of April 25, 2006.  (Incorporated herein by reference to Appendix A to Energy Group's proxy statement filed on March 10, 2006; Appendix A)

15--
Amendment to CH Energy Group, Inc. Long-Term Performance-Based Incentive Plan effective as of December 31, 2007.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)35)

16--
Amendment to CH Energy Group, Inc. Long-Term Equity Incentive Plan effective as of April 26, 2011.  (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on April 28, 2011; Exhibit 10.1)

17--
Amendment to CH Energy Group, Inc. Long-Term Equity Incentive Plan effective as of December 31, 2007.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)36)

18--
CH Energy Group, Inc. Long-Term Equity Incentive Plan, effective as of January 1, 2011.  (Incorporated herein by reference from Appendix A to the Proxy Statement of CH Energy Group, Inc,, filed with the SEC on March 17, 2011)

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

23--
Form of CH Energy Group, Inc. Restricted Shares Agreement (for officers of Central Hudson Enterprises Corporation). (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008; Exhibit (10)(iii)4)

24--	Form of CH Energy Group, Inc. Restricted Shares Agreement. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on February 8, 2010; Exhibit 10.2)

25--	Form of CH Energy Group, Inc. Restricted Shares Agreement. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on February 10, 2012; Exhibit 10.2)

26--
Form of CH Energy Group, Inc. Restricted Stock Unit Agreement (Long-Term Equity Incentive Plan). (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on November 17, 2009; Exhibit 10.1)

27--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the Chief Executive Officer effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)32)

28--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the three most senior executives (after Chief Executive Officer) effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)33)

29--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and the other executive officers effective as of January 1, 2008.  (Incorporated herein by reference to Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)34)

30--
Amended and Restated Employment Agreement between CH Energy Group, Inc. and Griffith Energy Services, Inc. executive officer effective as of January 1, 2008.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2007; Exhibit (10)(iii)42)

31--
Employment Agreement between CH Energy Group, Inc. and James P. Laurito, dated as of November 16, 2009. (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2009; Exhibit (10)(iii)28)

32--
Form of Amendment to Employment Agreement with executive officers, effective December 31, 2008.  (Incorporated herein by reference to CH Energy Group's Annual Report on Form 10-K for the year ended December 31, 2008; Exhibit (10)(iii)28)

33--
Employment Agreement, dated October 1, 2009, between CH Energy Group, Inc. and John E. Gould.  (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009; Exhibit (10)(iii)1)

	34--	Amended and Restated CH Energy Group, Inc. Short-Term Incentive Plan. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K filed on May 27, 2009; Exhibit 10.1)

35--
Form of CH Energy Group, Inc. Indemnification Agreement (for officers of CH Energy Group, Inc.). (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)1)

36--
Form of Central Hudson Gas & Electric Corporation Indemnification Agreement (for officers of Central Hudson Gas & Electric Corporation). (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)2)

37--
Form of Central Hudson Enterprises Corporation Indemnification Agreement (for officers of Central Hudson Enterprises Corporation). (Incorporated herein by reference to CH Energy Group's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009; Exhibit (10)(iii)3)

38--
Agreement, dated as of April 27, 2009, by and between CH Energy Group, Inc. and GAMCO Asset Management Inc. (Incorporated herein by reference to CH Energy Group's Current Report on Form 8-K, filed April 29, 2009; Exhibit 10.1)

12.1	CH Energy Group Statement showing the computation of the ratio of earnings to fixed charges

12.2	Central Hudson Statement showing the computation of the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends

21	Subsidiaries of CH Energy Group, Inc. as of December 31, 2012

23.1	Consents of Independent Registered Public Accounting Firm for incorporation by reference of CH Energy Group Inc.'s Registration Statements on Form S-8

24	Powers of Attorney:

(i) 1--
Powers of Attorney for each of the directors comprising a majority of the Board of Directors of CH Energy Group, Inc. authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant

	2--	Powers of Attorney for each of the directors comprising a majority of the Board of Directors of Central Hudson authorizing execution and filing of this Annual Report on Form 10-K by Steven V. Lant

31.1.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant

31.1.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone

31.2.1	Rule 13a-14(a)/15d-14(a) Certification by Mr. Lant

31.2.2	Rule 13a-14(a)/15d-14(a) Certification by Mr. Capone

32.1.1	Section 1350 Certification by Mr. Lant

32.1.2	Section 1350 Certification by Mr. Capone

32.2.1	Section 1350 Certification by Mr. Lant

32.2.2	Section 1350 Certification by Mr. Capone

99	Additional Exhibits:

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase