Form 10-Q
period 2013-03-31
CENTRAL HUDSON GAS & ELECTRIC CORP; CH ENERGY GROUP INC
filed 2013-05-08
CIK 18647, 1061393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.

0-30512	CH Energy Group, Inc. (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-1804460

1-3268	Central Hudson Gas & Electric Corporation (Incorporated in New York) 284 South Avenue Poughkeepsie, New York 12601-4839 (845) 452-2000	14-0555980

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

As of the close of business on April 30, 2013 (i) CH Energy Group, Inc. had outstanding 14,973,794 shares of Common Stock ($0.10 per share par value) and (ii) all of the outstanding 16,862,087 shares of Common Stock ($5 per share par value) of Central Hudson Gas & Electric Corporation were held by CH Energy Group, Inc.

CENTRAL HUDSON GAS & ELECTRIC CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS (H)(2)(a), (b) AND (c).

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH Energy Group, Inc.	PAGE
Consolidated Statement of Income –
Three Months Ended March 31, 2013 and 2012	1

Consolidated Statement of Comprehensive Income –
Three Months Ended March 31, 2013 and 2012	2

Consolidated Statement of Cash Flows –
Three Months Ended March 31, 2013 and 2012	3

Consolidated Balance Sheet –
March 31, 2013, December 31, 2012 and March 31, 2012	4

Consolidated Statement of Equity –
Three Months Ended March 31, 2013 and 2012	6

Central Hudson Gas & Electric Corporation
Statement of Income –
Three Months Ended March 31, 2013 and 2012	7

Statement of Comprehensive Income –
Three Months Ended March 31, 2013 and 2012	7

Statement of Cash Flows –
Three Months Ended March 31, 2013 and 2012	8

Balance Sheet –
March 31, 2013, December 31, 2012 and March 31, 2012	9

Statement of Equity –
Three Months Ended March 31, 2013 and 2012	11

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	12

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

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited)

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Operating Revenues
Electric	$138,163	$129,272
Natural gas	56,300	55,850
Competitive business subsidiaries:
Petroleum products	99,019	84,632
Other	4,892	4,318
Total Operating Revenues	298,374	274,072
Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	50,409	45,059
Purchased natural gas	23,399	24,614
Purchased petroleum	81,529	70,305
Other expenses of operation - regulated activities	66,792	59,886
Other expenses of operation - competitive business subsidiaries	13,303	12,422
Merger related costs	387	5,219
Depreciation and amortization	11,187	10,624
Taxes, other than income tax	14,947	13,730
Total Operating Expenses	261,953	241,859
Operating Income	36,421	32,213
Other Income and Deductions
Income from unconsolidated affiliates	199	52
Interest on regulatory assets and other interest income	1,385	1,719
Regulatory adjustments for interest costs	324	319
Other - net	127	(9)
Total Other Income (Deductions)	2,035	2,081
Interest Charges
Interest on long-term debt	6,430	6,218
Interest on regulatory liabilities and other interest	1,915	1,584
Total Interest Charges	8,345	7,802

Income before income taxes, non-controlling interest and preferred dividends of subsidiary	30,111	26,492
Income Taxes	11,165	11,669

Net Income	18,946	14,823

Net Income attributable to non-controlling interest:
Dividends declared on Preferred Stock of subsidiary	92	242
Preferred Stock Redemption Premium	764	-
Net Income Attributable to CH Energy Group	18,090	14,581

Dividends declared on Common Stock	8,310	8,279
Change in Retained Earnings	$9,780	$6,302

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF INCOME (CONT'D) (UNAUDITED)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Common Stock:
Average shares outstanding - Basic	14,942	14,882
Average shares outstanding - Diluted	15,156	15,143

Amounts attributable to CH Energy Group common shareholders:
Earnings per share - Basic	$1.21	$0.98
Earnings per share - Diluted	$1.19	$0.96
Dividends Declared per Share	$0.555	$0.555

CH ENERGY GROUP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$18,946	$14,823

Other Comprehensive Income:

Net unrealized losses on investments held by equity method investees - net of tax of $8 and $38, respectively	(12)	(58)

Other comprehensive loss	(12)	(58)

Comprehensive Income	18,934	14,765

Comprehensive income attributable to non-controlling interest	856	242

Comprehensive income attributable to CH Energy Group	$18,078	$14,523

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income	$18,946	$14,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,940	9,499
Amortization	1,247	1,125
Deferred income taxes - net	3,156	11,598
Bad debt expense	964	2,500
Undistributed equity in earnings of unconsolidated affiliates	(199)	(52)
Pension expense	6,022	7,233
Other post-employment benefits ("OPEB") expense	1,989	1,996
Regulatory liability - rate moderation	-	(1,033)
Revenue decoupling mechanism recorded	4,203	(950)
Regulatory asset amortization	1,682	1,722
Regulatory asset storm deferral adjustment	4,000	-
Gain on sale of assets	(22)	(79)
Changes in operating assets and liabilities - net of business acquisitions:
Accounts receivable, unbilled revenues and other receivables	(28,872)	(7,932)
Fuel, materials and supplies	6,842	5,425
Special deposits and prepayments	(5,100)	(4,407)
Income and other taxes	5,657	17
Accounts payable	(3,369)	(2,144)
Accrued interest	2,944	997
Customer advances	(12,587)	(5,212)
Pension plan contribution	(26,165)	(28,165)
Revenue decoupling mechanism collected (refunded)	1,485	(1,310)
Regulatory asset - storm deferral	(2,813)	(3,042)
Regulatory asset - manufactured gas plant ("MGP") site remediation	(2,214)	951
Regulatory asset - Temporary State Assessment	(2,526)	(3,332)
Deferred natural gas and electric costs	(4,376)	7,883
Other - net	14,231	4,500
Net cash (used in) provided by operating activities	(4,935)	12,611
Investing Activities:
Proceeds from sale of assets	26	96
Additions to utility and other property and plant	(28,478)	(25,887)
Other - net	38	(637)
Net cash used in investing activities	(28,414)	(26,428)
Financing Activities:
Redemption of long-term debt	-	(36,000)
Proceeds from issuance of long-term debt	-	48,000
Borrowings of short-term debt - net	36,500	64,500
Dividends paid on Common Stock	(8,301)	(8,269)
Redemption of Preferred Stock	(9,625)	-
Dividends paid on Preferred Stock of subsidiary	(92)	(242)
Shares repurchased	-	(2,993)
Other - net	(95)	(593)
Net cash provided by financing activities	18,387	64,403
Net Change in Cash and Cash Equivalents	(14,962)	50,586
Cash and Cash Equivalents at Beginning of Period	30,508	15,281
Cash and Cash Equivalents at End of Period	$15,546	$65,867

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,667	$5,351
Federal and state income taxes paid	$-	$16
Additions to plant included in liabilities	$3,783	$4,126

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2013	2012	2012
ASSETS
Utility Plant
Electric	$1,074,858	$1,067,352	$1,017,986
Natural gas	326,061	320,258	301,609
Common	163,993	162,352	151,086
Gross Utility Plant	1,564,912	1,549,962	1,470,681

Less: Accumulated depreciation	420,696	414,137	400,894
Net	1,144,216	1,135,825	1,069,787

Construction work in progress	61,367	58,053	66,518
Net Utility Plant	1,205,583	1,193,878	1,136,305

Non-Utility Property & Plant
Griffith non-utility property & plant	33,808	33,574	31,456
Other non-utility property & plant	524	524	524
Gross Non-Utility Property & Plant	34,332	34,098	31,980

Less: Accumulated depreciation - Griffith	23,223	23,001	22,220
Net Non-Utility Property & Plant	11,109	11,097	9,760

Current Assets
Cash and cash equivalents	15,546	30,508	65,867
Accounts receivable from customers - net of allowance for doubtful accounts of $6.0 million, $6.5 million and $7.0 million, respectively	120,237	91,457	96,574
Accrued unbilled utility revenues	16,428	17,155	14,283
Other receivables	8,331	9,582	9,096
Fuel, materials and supplies	17,654	24,496	19,689
Regulatory assets	35,165	32,329	49,683
Fair value of derivative instruments	2,944	121	9
Unamortized debt expense	428	344	407
Special deposits and prepayments	26,559	21,362	25,777
Accumulated deferred income tax	8,182	12,205	8,456
Total Current Assets	251,474	239,559	289,841

Deferred Charges and Other Assets
Regulatory assets - pension plan	140,349	146,935	151,737
Regulatory assets - other	109,710	109,779	119,559
Fair value of derivative instruments	2,881	693	-
Goodwill	38,981	38,981	37,752
Other intangible assets - net	11,663	12,324	12,564
Unamortized debt expense	4,682	4,764	4,628
Investments in unconsolidated affiliates	2,241	2,536	2,559
Other investments	18,240	17,847	15,212
Other	5,478	6,556	5,884
Total Deferred Charges and Other Assets	334,225	340,415	349,895
Total Assets	$1,802,391	$1,784,949	$1,785,801

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands, except share amounts)

	March 31,	December 31,	March 31,
	2013	2012	2012
CAPITALIZATION AND LIABILITIES
Capitalization
CH Energy Group Common Shareholders' Equity
Common Stock (30,000,000 shares authorized: $0.10 par value; 16,862,087 shares issued) 14,960,976 shares, 14,954,884 shares and 14,914,853 shares, respectively	$1,686	$1,686	$1,686
Paid-in capital	349,514	349,428	348,306
Retained earnings	257,883	248,103	248,693
Treasury stock - 1,901,111 shares, 1,907,203 shares and 1,947,234 shares, respectively	(89,891)	(90,141)	(91,978)
Accumulated other comprehensive income	368	380	296
Capital stock expense	-	(166)	(328)
Total Equity	519,560	509,290	506,675
Preferred Stock of subsidiary	-	9,027	21,027
Long-term debt	479,926	486,926	494,002
Total Capitalization	999,486	1,005,243	1,021,704
Current Liabilities
Current maturities of long-term debt	38,076	31,076	1,006
Notes payable	56,000	19,500	71,000
Accounts payable	39,155	52,812	36,183
Accrued interest	8,875	5,931	7,330
Dividends payable	8,310	8,301	8,521
Accrued vacation and payroll	8,187	7,984	7,291
Customer advances	15,722	28,309	17,315
Customer deposits	7,115	7,135	7,235
Regulatory liabilities	14,568	10,736	8,959
Fair value of derivative instruments	517	1,259	22,118
Accrued environmental remediation costs	4,267	7,117	7,064
Accrued income and other taxes	6,146	635	817
Deferred revenues	3,936	4,801	3,853
Other	21,170	15,105	16,200
Total Current Liabilities	232,044	200,701	214,892
Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	9,696	7,975	8,974
Regulatory liabilities - other	108,704	97,485	101,535
Operating reserves	3,456	3,827	3,181
Fair value of derivative instruments	93	218	1,688
Accrued environmental remediation costs	8,250	8,324	10,559
Accrued OPEB costs	58,730	58,412	53,757
Accrued pension costs	88,170	113,227	95,896
Tax reserve	2,047	2,000	3,174
Other	21,028	20,643	20,520
Total Deferred Credits and Other Liabilities	300,174	312,111	299,284
Accumulated Deferred Income Tax	270,687	266,894	249,921
Commitments and Contingencies
Total Capitalization and Liabilities	$1,802,391	$1,784,949	$1,785,801

The Notes to Financial Statements are an integral part hereof.

CH ENERGY GROUP CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	CH Energy Group Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares (Repurchased) / Issued	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2011	16,862,087	$1,686	(1,967,123)	$(92,908)	$351,053	$(328)	$242,391	$354	$-	$502,248
Comprehensive income:
Net income							14,823			14,823
Dividends declared on Preferred Stock of subsidiary							(242)			(242)
Change in fair value:
Investments								(58)		(58)
Dividends declared on common stock							(8,279)			(8,279)
Treasury shares activity - net			19,889	930	(2,747)					(1,817)
Balance at March 31, 2012	16,862,087	$1,686	(1,947,234)	$(91,978)	$348,306	$(328)	$248,693	$296	$-	$506,675

Balance at December 31, 2012	16,862,087	$1,686	(1,907,203)	$(90,141)	$349,428	$(166)	$248,103	$380	$-	$509,290
Comprehensive income:
Net income							18,946			18,946
Preferred Stock Redemption					(28)	166	(764)			(626)
Dividends declared on Preferred Stock of subsidiary							(92)			(92)
Change in fair value:
Investments								(12)		(12)
Dividends declared on common stock							(8,310)			(8,310)
Treasury shares activity - net			6,092	250	114					364
Balance at March 31, 2013	16,862,087	$1,686	(1,901,111)	$(89,891)	$349,514	$-	$257,883	$368	$-	$519,560

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Operating Revenues
Electric	$138,163	$129,272
Natural gas	56,300	55,850
Total Operating Revenues	194,463	185,122

Operating Expenses
Operation:
Purchased electricity and fuel used in electric generation	50,409	45,059
Purchased natural gas	23,399	24,614
Other expenses of operation	66,792	59,886
Depreciation and amortization	9,955	9,468
Taxes, other than income tax	14,750	13,491
Total Operating Expenses	165,305	152,518

Operating Income	29,158	32,604

Other Income and Deductions
Interest on regulatory assets and other interest income	1,373	1,706
Regulatory adjustments for interest costs	324	319
Other - net	99	112
Total Other Income	1,796	2,137

Interest Charges
Interest on long-term debt	5,956	5,728
Interest on regulatory liabilities and other interest	1,845	1,527
Total Interest Charges	7,801	7,255

Income Before Income Taxes	23,153	27,486

Income Taxes	8,784	10,753

Net Income	14,369	16,733

Preferred Stock Redemption Premium	764	-
Dividends Declared on Cumulative Preferred Stock	92	242

Income Available for Common Stock	$13,513	$16,491

CENTRAL HUDSON STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$14,369	$16,733
Other Comprehensive Income	-	-
Comprehensive Income	$14,369	$16,733

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income	$14,369	$16,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,369	8,977
Amortization	586	491
Deferred income taxes - net	3,466	12,071
Bad debt expense	589	2,125
Pension expense	6,022	7,233
OPEB expense	1,989	1,996
Regulatory liability - rate moderation	-	(1,033)
Revenue decoupling mechanism recorded	4,203	(950)
Regulatory asset amortization	1,682	1,722
Regulatory asset storm deferral adjustment	4,000	-
Changes in operating assets and liabilities - net:
Accounts receivable, unbilled revenues and other receivables	(17,846)	(7,437)
Fuel, materials and supplies	5,069	4,648
Special deposits and prepayments	(3,926)	(3,203)
Income and other taxes	5,492	(942)
Accounts payable	(5,075)	(2,855)
Accrued interest	2,466	504
Customer advances	(7,841)	(3,374)
Pension plan contribution	(26,165)	(28,165)
Revenue decoupling mechanism collected (refunded)	1,485	(1,310)
Regulatory asset - storm deferral	(2,813)	(3,042)
Regulatory asset - MGP site remediation	(2,214)	951
Regulatory asset - Temporary State Assessment	(2,526)	(3,332)
Deferred natural gas and electric costs	(4,376)	7,883
Other - net	10,909	1,478
Net cash (used in) provided by operating activities	(1,086)	11,169

Investing Activities:
Additions to utility plant	(27,890)	(25,783)
Other - net	(408)	(777)
Net cash used in investing activities	(28,298)	(26,560)

Financing Activities:
Redemption of long-term debt	-	(36,000)
Proceeds from issuance of long-term debt	-	48,000
Borrowings of short-term debt - net	27,000	57,500
Redemption of Preferred Stock	(9,653)	-
Dividends paid to parent - CH Energy Group	(5,000)	-
Dividends paid on cumulative Preferred Stock	(92)	(242)
Other - net	(108)	(602)
Net cash provided by financing activities	12,147	68,656

Net Change in Cash and Cash Equivalents	(17,237)	53,265
Cash and Cash Equivalents - Beginning of Period	24,352	2,521
Cash and Cash Equivalents - End of Period	$7,115	$55,786

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,601	$5,312
Federal and state income taxes paid	$-	$-
Additions to plant included in liabilities	$3,783	$4,126

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (UNAUDITED)
(In Thousands)

	March 31,	December 31,	March 31,
	2013	2012	2012
ASSETS
Utility Plant
Electric	$1,074,858	$1,067,352	$1,017,986
Natural gas	326,061	320,258	301,609
Common	163,993	162,352	151,086
Gross Utility Plant	1,564,912	1,549,962	1,470,681

Less: Accumulated depreciation	420,696	414,137	400,894
Net	1,144,216	1,135,825	1,069,787

Construction work in progress	61,367	58,053	66,518
Net Utility Plant	1,205,583	1,193,878	1,136,305

Non-Utility Property and Plant	524	524	524
Net Non-Utility Property and Plant	524	524	524

Current Assets
Cash and cash equivalents	7,115	24,352	55,786
Accounts receivable from customers - net of allowance for doubtful accounts of $4.2 million, $4.6 million and $5.4 million, respectively	77,609	60,155	65,922
Accrued unbilled utility revenues	16,428	17,155	14,283
Other receivables	4,630	5,206	6,086
Fuel, materials and supplies - at average cost	14,194	19,264	16,389
Regulatory assets	35,165	32,329	49,683
Fair value of derivative instruments	2,941	95	-
Unamortized debt expense	428	344	407
Special deposits and prepayments	22,496	18,473	21,311
Accumulated deferred income tax	1,256	5,313	2,019
Total Current Assets	182,262	182,686	231,886

Deferred Charges and Other Assets
Regulatory assets - pension plan	140,349	146,935	151,737
Regulatory assets - other	109,710	109,779	119,559
Fair value of derivative instruments	2,881	693	-
Unamortized debt expense	4,682	4,764	4,628
Other investments	17,743	17,368	14,745
Other	2,734	3,740	2,218
Total Deferred Charges and Other Assets	278,099	283,279	292,887

Total Assets	$1,666,468	$1,660,367	$1,661,602

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON BALANCE SHEET (CONT'D) (UNAUDITED)
(In Thousands, except share amounts)

	March 31,	December 31,	March 31,
	2013	2012	2012
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stock (30,000,000 shares authorized: $5 par value; 16,862,087 shares issued and outstanding)	$84,311	$84,311	$84,311
Paid-in capital	199,952	199,980	199,980
Retained earnings	198,682	190,169	182,456
Capital stock expense	(4,633)	(4,799)	(4,961)
Total Equity	478,312	469,661	461,786

Cumulative Preferred Stock not subject to mandatory redemption	-	9,027	21,027

Long-term debt	452,950	459,950	465,950
Total Capitalization	931,262	938,638	948,763

Current Liabilities
Current maturities of long-term debt	37,000	30,000	-
Notes payable	27,000	-	59,000
Accounts payable	29,639	45,002	27,299
Accrued interest	8,249	5,782	6,686
Dividends payable - Preferred Stock	-	-	242
Accrued vacation and payroll	6,424	6,708	5,671
Customer advances	10,243	18,084	11,231
Customer deposits	7,042	7,069	7,170
Regulatory liabilities	14,568	10,736	8,959
Fair value of derivative instruments	517	1,259	22,118
Accrued environmental remediation costs	3,838	6,660	6,562
Accrued income and other taxes	8,635	3,142	1,564
Other	14,549	12,095	10,764
Total Current Liabilities	167,704	146,537	167,266

Deferred Credits and Other Liabilities
Regulatory liabilities - OPEB	9,696	7,975	8,974
Regulatory liabilities - other	108,704	97,485	101,535
Operating reserves	2,647	2,696	2,148
Fair value of derivative instruments	93	218	1,688
Accrued environmental remediation costs	7,240	7,293	9,407
Accrued OPEB costs	58,730	58,412	53,757
Accrued pension costs	88,170	113,227	95,896
Tax reserve	2,047	2,000	3,174
Other	20,071	19,705	19,564
Total Deferred Credits and Other Liabilities	297,398	309,011	296,143

Accumulated Deferred Income Tax	270,104	266,181	249,430

Commitments and Contingencies

Total Capitalization and Liabilities	$1,666,468	$1,660,367	$1,661,602

The Notes to Financial Statements are an integral part hereof.

CENTRAL HUDSON STATEMENT OF EQUITY (UNAUDITED)
(In Thousands, except share amounts)

	Central Hudson Common Shareholders
	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares Repurchased	Amount	Paid-In Capital	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Equity
Balance at December 31, 2011	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$165,965	$-	$445,295
Net income							16,733		16,733
Dividends declared:
On cumulative Preferred Stock							(242)		(242)
Balance at March 31, 2012	16,862,087	$84,311	-	$-	$199,980	$(4,961)	$182,456	$-	$461,786

Balance at December 31, 2012	16,862,087	$84,311	-	$-	$199,980	$(4,799)	$190,169	$-	$469,661
Net income							14,369		14,369
Preferred Stock Redemption					(28)	166	(764)		(626)
Dividends declared:
On cumulative Preferred Stock							(92)		(92)
On Common Stock to parent - CH Energy Group							(5,000)		(5,000)
Balance at March 31, 2013	16,862,087	$84,311	-	$-	$199,952	$(4,633)	$198,682	$-	$478,312

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

Pending Acquisition by Fortis Inc.

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.  On July 3, 2012, the Federal Energy Regulatory Commission ("FERC") approved the acquisition of CH Energy Group by Fortis.  On July 17, 2012, the Committee on Foreign Investment in the United States approved the acquisition of CH Energy Group by Fortis.  On October 2, 2012, the Federal Trade Commission permitted the 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the acquisition of the Company by Fortis to expire.  On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS Inc. ("FortisUS"), and Cascade Acquisition Sub Inc. ("Petitioners"), submitted a joint petition to the New York State Public Service Commission ("PSC" or "Commission") for approval of the proposed transaction under Section 70 of the Public Service Law.  Pursuant to a procedure schedule established by the Administrative Law Judges, the PSC Staff and other parties to the proceeding filed testimony and comments on October 12, 2012.  On January 25, 2013, a Joint Proposal with the Company, Fortis, PSC Staff, Multiple Intervenors, the Department of State Utility Intervention Unit, and Dutchess, Orange and Ulster counties as signatories, was submitted to the PSC.  The signatory parties have concluded that, based on the terms of the Joint Proposal, the acquisition is in the public interest pursuant to New York State Public Service Law, Section 70, and recommend approval by the Commission.  The deadline for submission of public comments in the proceeding was extended to May 1, 2013 by the Commission in a notice issued March 22, 2013.  On April 24, 2013, the Commission issued a notice stating that the Administrative Law Judges ("ALJs") assigned to this matter would prepare a Recommended Decision ("RD") for the Commission.  On May 3, 2013 the Recommended Decision of the two Administrative Law Judges – an advisory document – was issued by the PSC.  The RD states that, in its current form, the Joint Proposal does not meet the public interest test as required by New York State Public Service Law, Section 70, but also states that the ALJs recommend the Commission consider adopting the Joint Proposal subject to modifications that would alter the transaction's balance of risks and benefits.  Briefs on exceptions to the RD are due May 17, 2013 and briefs opposing exceptions are due on May 24, 2013.  While no assurance regarding the closing can be given until a final PSC Order is issued, the Company continues to anticipate that the Commission will review and approve the merger in the second quarter of 2013.  Under the terms of the merger agreement, Fortis must close the transaction if all conditions precedent are met, including PSC approval, and a material adverse effect has not occurred.  Closing of the transaction would follow shortly after issuance of the final PSC Order approving the merger.  Management believes this will occur in the second quarter of 2013.

Unaudited Financial Statements

The accompanying Consolidated Financial Statements of CH Energy Group and Financial Statements of Central Hudson are unaudited but, in the opinion of management, reflect adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  These unaudited quarterly Financial Statements do not contain all footnote disclosures concerning accounting policies and other matters which would be included in annual Financial Statements and, accordingly, should be read in conjunction with the audited Financial Statements (including the Notes thereto) included in the combined CH Energy Group/Central Hudson Annual Report on Form 10-K for the year ended December 31, 2012 (the "Corporations' 10-K Annual Report").

CH Energy Group's and Central Hudson's balance sheets as of March 31, 2012 are not required to be included in this Quarterly Report on Form 10-Q; however, these balance sheets are included for supplemental analysis purposes.

Reclassification

Certain amounts in the 2012 Financial Statements have been reclassified to conform to the 2013 presentation.

The Company reclassified amounts related to in-process work for cost of removal of plant assets from accumulated depreciation to deferred costs, regulatory liabilities. This reclassification resulted in a reduction to the March 31, 2012 balance of $10.6 million.

Revenue Recognition

CH Energy Group's deferred revenue balances as of March 31, 2013, December 31, 2012 and March 31, 2012 were $3.9 million, $4.8 million and $3.9 million, respectively.  The deferred revenue balance will be recognized in CH Energy Group's operating revenues over the 12-month term of the respective customer contract.

As required by the PSC, Central Hudson records gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expenses).  Sales and use taxes for both Central Hudson and Griffith are accounted for on a net basis (excluded from revenue).

Fuel, Materials & Supplies

The following is a summary of CH Energy Group's and Central Hudson's inventories (In Thousands):

	CH Energy Group			Central Hudson
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2013	2012	2012	2013	2012	2012
Natural gas	$2,759	$7,638	$7,322	$2,759	$7,638	$7,322
Petroleum products and propane	2,098	3,942	2,115	-	-	-
Fuel used in electric generation	293	295	286	293	295	286
Materials and supplies	12,504	12,621	9,966	11,142	11,331	8,781
Total	$17,654	$24,496	$19,689	$14,194	$19,264	$16,389

Depreciation and Amortization

Current accounting guidance related to asset retirements precludes the recognition of expected future retirement obligations as a component of depreciation expense or accumulated depreciation.  Central Hudson, however, is required to use depreciation methods and rates approved by the PSC under regulatory accounting.  These depreciation rates include a charge for the cost of future removal and retirement of fixed assets.  In accordance with current accounting guidance for regulated operations, Central Hudson continues to accrue for the future cost of removal for its rate-regulated natural gas and electric utility assets.  In accordance with current accounting guidance related to asset retirements, Central Hudson has classified $44.8 million, $43.4 million, and $42.7 million of cost of removal as regulatory liabilities as of March 31, 2013, December 31, 2012, and March 31, 2012, respectively.  This liability represents the portion of the cost of removal charge in excess of the amount reported as an Asset Retirement Obligation under GAAP.

See Note 6 - "Goodwill and Other Intangible Assets" for further discussion of amortization of intangibles (other than goodwill).

Earnings Per Share

In the calculation of earnings per share (basic and diluted) of CH Energy Group's Common Stock, earnings for CH Energy Group are reduced by the Preferred Stock dividends of Central Hudson.

The average dilutive effect of CH Energy Group's stock options, performance shares and restricted shares are as follows:

	Three Months Ended
	March 31,
	2013	2012
Shares	213,908	260,259

Certain stock options can be excluded from the calculation of diluted earnings per share because the exercise prices of those options were greater than the average market price per share of Common Stock.  As of December 31, 2012, no stock options are outstanding.  There were no options excluded during the three months ended March 31, 2012.

Parental Guarantees

CH Energy Group and CHEC have issued guarantees to counterparties to assure the payment, when due, of certain obligations incurred by CH Energy Group subsidiaries, in physical and financial transactions.

	March 31, 2013
Transaction Description	Maximum Potential Payments	Outstanding Liabilities(1)
Heating oil, propane, other petroleum products, weather and commodity hedges (In Thousands)	$30,650	$8,555

(1)	Balance included in CH Energy Group's Consolidated Balance Sheet.

Management is not aware of any existing condition that would require payment under the guarantees.

Common Stock Dividends

On March 27, 2013, the Board of Directors of CH Energy Group declared a quarterly dividend of 55.5 cents per share payable May 1, 2013, to shareholders of record as of April 10, 2013.

CH Energy Group's ability to pay dividends is affected by the ability of its subsidiaries to pay dividends.  The Federal Power Act limits the payment of dividends by Central Hudson to its retained earnings.  More restrictive is the PSC's limit on the dividends Central Hudson may pay to CH Energy Group which is 100% of the average annual income available for common stock, calculated on a two-year rolling average basis.  Based on this calculation, Central Hudson was restricted to a maximum payment of $45.1 million in dividends to CH Energy Group for the year ended December 31, 2012.  Central Hudson's dividend would be reduced to 75% of its average annual income in the event of a downgrade of its senior debt rating below "BBB+" by more than one rating agency if the stated reason for the downgrade is related to any of CH Energy Group's or Central Hudson's affiliates.  Further restrictions are imposed for any downgrades below this level.  During the three months ended March 31, 2013, Central Hudson had declared and paid dividends of $5.0 million to parent CH Energy Group.  CH Energy Group's other subsidiaries do not have express restrictions on their ability to pay dividends.

NOTE 2 – Regulatory Matters

Summary of Regulatory Assets and Liabilities

The following table sets forth Central Hudson's regulatory assets and liabilities (In Thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012
Regulatory Assets (Debits):
Current:
Deferred purchased electric and natural gas costs (Note 1)	$15,743	$11,367	$2,892
Deferred unrealized losses on derivatives (Note 14)	517	1,259	22,118
PSC General and Temporary State Assessment and carrying charges	8,854	6,260	11,547
RDM and carrying charges	-	3,393	3,068
Residual natural gas deferred balances	4,554	4,554	4,554
Deferred debt expense on re-acquired debt	601	601	628
Deferred and accrued costs - MGP site remediation and carrying charges (Note 12)	4,605	4,605	4,586
Other	291	290	290
	35,165	32,329	49,683
Long-term:
Deferred pension costs (Note 10)	140,349	146,935	151,737
Deferred unrealized losses on derivatives (Note 14)	93	218	1,688
Carrying charges - pension reserve	10,303	9,182	6,158
Deferred and accrued costs - MGP site remediation and carrying charges (Note 12)	10,109	10,739	13,459
Deferred debt expense on re-acquired debt	4,586	4,737	5,172
Deferred Medicare Subsidy taxes	7,933	7,808	7,450
Residual natural gas deferred balances and carrying charges	3,809	5,443	8,168
Income taxes recoverable through future rates	37,119	29,908	47,820
Energy efficiency incentives	2,719	2,719	2,719
Deferred storm costs and carrying charges	19,717	23,274	15,178
Other	13,322	15,751	11,747
	250,059	256,714	271,296
Total Regulatory Assets	$285,224	$289,043	$320,979

Regulatory Liabilities (Credits):
Current:
Excess electric depreciation reserve	$-	$-	$74
RDM and carrying charges	2,330	-	-
Deferred unrealized gains on derivatives (Note 14)	2,941	95	-
Income taxes refundable through future rates	4,431	4,669	5,120
Deferred unbilled gas revenues	4,866	5,972	3,765
	14,568	10,736	8,959
Long-term:
Customer benefit fund	2,419	2,390	2,566
Deferred cost of removal (Note 1)	44,795	43,392	42,748
Rate Base impact of tax repair project and carrying charges	9,159	9,099	8,083
Excess electric depreciation reserve carrying charges	1,586	1,586	2,688
Deferred unrealized gains on derivatives (Note 14)	2,881	693	-
Income taxes refundable through future rates	24,194	21,062	33,769
Deferred OPEB costs	9,696	7,975	8,974
Carrying charges - OPEB reserve	11,222	9,949	6,482
Other	12,448	9,314	5,199
	118,400	105,460	110,509
Total Regulatory Liabilities	$132,968	$116,196	$119,468

Net Regulatory Assets	$152,256	$172,847	$201,511

2010 Rate Order

From July 1, 2010 through June 30, 2013, Central Hudson is operating under the terms of the 2010 Rate Order, which provides for the following:

Description	2010 Rate Order
Electric delivery revenue increases	$11.8 million(1) 7/1/10 $9.3 million(1) 7/1/11 $9.1 million 7/1/12
Natural gas delivery revenue increases	$5.7 million 7/1/10 $2.4 million 7/1/11 $1.6 million 7/1/12
ROE	10.0%
Earnings sharing	Yes(2)
Capital structure – common equity	48%
Targets with true-up provisions - % of revenue requirement to defer for shortfalls
Net plant balances	100%
Transmission and distribution ROW maintenance	100%
RDMs – electric and natural gas(3)	Yes
New deferral accounting for full recovery
Fixed debt costs	Yes(4)
Transmission sag mitigation	Yes
New York State Temporary Assessment	Yes
Material regulatory actions(5)	Yes(5)
Property taxes – Deferral for 90% of excess/deficiency relative to revenue requirement	Yes(6)

(1)	Moderated by $12 million and $4 million bill credits, respectively.
(2)	ROE > 10.5%, 50% to customers, > 11.0%, 80% to customers, > 11.5%, 90% to customers.
(3)	Electric is based on revenue dollars; gas is based on usage per customer.
(4)	Deferral authorization in RY2 and RY3 only.
(5)	Legislative, governmental or regulatory actions with individual impacts greater than or equal to 2% of net income of the applicable department.
(6)	The Company's pre-tax gain or loss limited to $0.7 million per rate year.

Other PSC Proceedings

On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS, and Cascade Acquisition Sub Inc., submitted a joint petition to the PSC for approval of the acquisition of CH Energy Group by Fortis and related transactions.  The petition describes how the acquisition of Central Hudson by Fortis will produce benefits for constituencies that include customers, employees and communities in Central Hudson's service territory as well as positive public benefits.  The petition categorizes the public benefits into three major areas: 1) FortisUS' commitments and intention to preserve and build on the existing strength of Central Hudson, 2) mitigation of any potential negative aspects of the merger consistent with the PSC's disposition of specific issues that have arisen in prior utility merger proceedings in New York State and 3) identifiable monetary benefits resulting from assignment of costs to shareholders and cost savings made possible by the merger.  The petition includes proposals and commitments that effectively mitigate any potential risks to Central Hudson's customers from foreign holding company ownership and excess rate risk.  On January 25, 2013, a Joint Proposal with the Company, Fortis, PSC Staff, Multiple Intervenors, the Department of State Utility Intervention Unit, and Dutchess, Orange and Ulster counties as signatories, was submitted to the PSC.  The signatory parties have concluded that, based on the terms of the Joint Proposal, the acquisition is in the public interest pursuant to the New York State Public Service Law, Section 70, and recommended approval by the Commission.  On May 3, 2013 the Recommended Decision of the two Administrative Law Judges – an advisory document – was issued by the PSC.  The RD states that, in its current form, the Joint Proposal does not meet the public interest test as required by New York State Public Service Law, Section 70, but also states that the ALJs recommend the Commission consider adopting the Joint Proposal subject to modifications that would alter the transaction's balance of risks and benefits.  Briefs on exceptions to the RD are due May 17, 2013 and briefs opposing exceptions are due on May 24, 2013.  While no assurance regarding the closing can be given until a PSC Order is issued by the Commission, a decision from the PSC regarding the Joint Proposal and a subsequent closing is expected in the second quarter of 2013.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Regulatory Matters – PSC Proceedings" for further discussion regarding the terms of the Joint Proposal and schedule.

On October 29, 2012, Central Hudson's service territory was impacted by Superstorm Sandy, and approximately 103,000 electric customers were affected.  The Sandy storm costs were included in the estimate of $22 million storm costs identified in the $35 million of regulatory liabilities to be funded by Fortis. Consistent with the Joint Proposal, on February 6, 2013, Central Hudson filed a petition with the PSC seeking expedited Commission approval to recover $9.7 million of incremental electric storm restoration expense, with carrying charges. These storm costs represent the amount Central Hudson deferred on its books as of December 31, 2012 based on actual costs incurred, bills received and an estimate for bills outstanding and are above the respective rate allowance during the twelve months ended June 30, 2013, which is the third rate year established by the PSC in its approval of a Joint Proposal in Case 09-E-0588. The Company believes the incremental costs associated with this storm meet the PSC's criteria for deferral: 1) the amount is incremental to the amount in rates; 2) the incremental amount is material and extraordinary in nature and 3) the utility's earnings are below the authorized rate of return on common equity.  As of March 31, 2013, the deferred balance related to this storm event was $9.8 million.

On October 29, 2011, Central Hudson experienced an unusual fall storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represented the second extraordinary storm event that occurred within the rate year.  Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges the $8.6 million of total incremental electric storm restoration expense.  However, because the petition requested the PSC to deviate from its prior precedents, the Company was aware that the amount the PSC granted could have been lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company's previous requests to defer incremental storm costs.  Approximately $3.7 million and $3.3 million of incremental restoration expense associated with this storm was expensed in 2011 and 2012, respectively, so that the return on common equity for the twelve months ending June 30, 2012 did not exceed the authorized rate of return of 10%.

In late August 2011, Central Hudson's service territory was affected by Tropical Storm Irene, disrupting service to approximately 180,000 customers.  On November 28, 2011 Central Hudson filed a petition with the PSC seeking to defer for future recovery with carrying charges for the estimated $11.4 million of incremental electric storm restoration expense above the respective rate allowance during the twelve months ended June 30, 2012.  The Company believes the incremental costs associated with this storm meet the PSC's criteria for deferral.

On April 22, 2013, the Commission issued Orders approving deferral of $8.9 million and denying deferral of $3.7 million of the incremental electric storm restoration expense related to Tropical Storm Irene and the October snowstorm.  Regarding the majority of the disallowed costs, the PSC's decision stated that the Company did not meet the third prong requirement which requires the Company not be in an over earnings position.  The Commission adopted a staff recommendation to exclude ratemaking normalization adjustments for purposes of calculating authorized electric regulatory earnings, and therefore denied a portion of these petitioned deferrals based on this third prong criterion.  In addition, the PSC's Order stated that approximately $0.6 million of the costs related to Tropical Storm Irene should have been allocated to a separate storm, Tropical Storm Lee, and that this separate amount did not meet the materiality threshold for recovery.  Central Hudson expects to file a petition for reconsideration and rehearing on the PSC's April 22, 2013 Orders challenging the exclusion of the Company's normalization adjustments used to measure earnings.  The petition will seek rehearing for reconsideration and recovery of $3.7 million of costs denied by the Commission for deferral accounting treatment.  The Company believes that it is entitled to fully recover all of these incremental electric storm restoration expenses; however Central Hudson cannot predict the final outcome of this proceeding.

NOTE 3 - New Accounting Guidance

Newly adopted and soon to be adopted accounting guidance is summarized below, including explanations for any new guidance issued in 2013 (except that which is not currently applicable) and the expected impact on CH Energy Group and its subsidiaries.

Impact	Category	Accounting Reference	Title	Issued Date	Effective Date
1	Balance Sheet (Topic 210)	ASU No. 2011-11	Disclosures about Offsetting Assets and Liabilities	Dec-11	Jan-13
1	Balance Sheet (Topic 210)	ASU No. 2013-01	Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	Jan-13	Jan-13
1	Comprehensive Income (Topic 220)	ASU No. 2013-02	Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income	Feb-13	Dec-12
2	Liabilities (Topic 405)	ASU No. 2013-04	Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date	Feb-13	Dec-13

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

Other than the uncertain tax position related to the Company's accounting method change for gas transmission and distribution repairs, there are no other uncertain tax positions.  The following is a summary of activity related to uncertain tax positions (In Thousands):

	Three Months Ended March 31,
	2013	2012
Balance at the beginning of the period	$2,000	$3,172
Adjustments related to tax accounting method change	47	2
Balance at the end of the period	$2,047	$3,174

Jurisdiction	Tax Years Open for Audit
Federal(1)	2007 - 2012
New York State	2009 - 2012

(1)   Federal tax filings for the years 2007 - 2011 are currently under audit.

Reconciliation - CH Energy Group

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in CH Energy Group's Consolidated Statement of Income (In Thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to CH Energy Group	$18,090	$14,581
Preferred Stock dividends of Central Hudson	92	242
Preferred Stock Redemption Premium	764	-
Federal income tax	7,465	-
State income tax	544	408
Deferred federal income tax	2,833	10,452
Deferred state income tax	323	809
Income before taxes	$30,111	$26,492

Computed federal tax at 35% statutory rate	$10,539	$9,272
State income tax net of federal tax benefit	879	1,293
Depreciation flow-through	891	797
Cost of Removal	(616)	(596)
Merger Transaction Costs	84	1,705
Other	(612)	(802)
Total income tax	$11,165	$11,669

Effective tax rate - federal	34.2%	39.4%
Effective tax rate - state	2.9%	4.6%
Effective tax rate - combined	37.1%	44.0%

The decrease in the effective tax rate for the three months ended March 31, 2013 as compared to 2012 was primarily driven by the decrease in merger related costs.  Merger related transaction costs that are facilitative in nature are considered nondeductible for tax purposes. Merger related transaction costs incurred for the three months ended March 31, 2013 were $0.2 million and for the three months ended March 31, 2012 were $4.3 million which have been determined to be facilitative and therefore nondeductible.

Reconciliation - Central Hudson

The following is a reconciliation between the amount of federal income tax computed on income before taxes at the statutory rate and the amount reported in Central Hudson's Statement of Income (In Thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$14,369	$16,733
Federal income tax	5,318	-
Deferred federal income tax	2,565	9,320
Deferred state income tax	901	1,433
Income before taxes	$23,153	$27,486

Computed federal tax at 35% statutory rate	$8,104	$9,620
State income tax net of federal tax benefit	901	1,433
Depreciation flow-through	891	797
Cost of Removal	(616)	(596)
Other	(496)	(501)
Total income tax	$8,784	$10,753

Effective tax rate - federal	34.0%	33.9%
Effective tax rate - state	3.9%	5.2%
Effective tax rate - combined	37.9%	39.1%

NOTE 5 – Acquisitions and Investments

Acquisitions

During the three months ended March 31, 2013, CH Energy Group or Central Hudson made no acquisitions.

Investments

The value of CHEC's investments as of March 31, 2013 is as follows  (In Thousands):

CHEC Investment	Description	Intercompany Debt	Equity Investment	Total
Griffith Energy Services	100% controlling interest in a fuel distribution business	$40,000	$40,682	$80,682
CH-Community Wind	50% equity interest in a joint venture that owns 18% interest in two operating wind projects	-	-	-
Other	Partnerships and an energy sector venture capital fund	-	2,241	2,241
		$40,000	$42,923	$82,923

The remaining investments identified as CH-Community Wind and Other are not considered a part of the core business; however, management intends to retain these investments at this time.

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

In the fourth quarter of 2012, management performed a qualitative assessment of any potential impairment of Griffith's goodwill.  The last quantitative analysis of impairment was performed as of September 30, 2010, which reflected that the fair value of Griffith exceeded its carrying value by approximately $34.2 million.  Additionally, management believes that no event has occurred which would trigger impairment since the last quantitative test performed.  Based on these factors and other factors considered in its qualitative analysis, management believes that it is more likely than not that the fair market value of Griffith is more than the carrying value and, therefore, the first and second steps of the impairment test prescribed in guidance were not necessary.

The components of amortizable intangible assets of CH Energy Group are summarized as follows (In Thousands):

	March 31, 2013		December 31, 2012		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$37,709	$26,645	$37,709	$26,017	$36,526	$24,188
Trademarks	318	8	318	-	-	-
Covenants not to compete	411	122	411	97	377	151
Total Amortizable Intangibles	$38,438	$26,775	$38,438	$26,114	$36,903	$24,339

	Three Months Ended March 31,
	2013	2012
Intangibles Amortization Expense (In Thousands)	$661	$634

The estimated annual amortization expense for the remainder of the current year and for each of the next four years, assuming no new acquisitions or divestitures, is as follows (In Thousands):

	2013	2014	2015	2016	2017
Estimated Amortization Expense	$1,984	$2,636	$2,374	$988	$683

NOTE 7 – Short-Term Borrowing Arrangements

CH Energy Group and Central Hudson borrowings under its committed and uncommitted short-term borrowing arrangements are as follows (In Thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
CH Energy Group Holding Company Short-term borrowings	$29,000	$19,500	$32,000
Central Hudson Short-term borrowings	27,000	-	59,000
Intercompany Borrowing	-	-	(20,000)
Total CH Energy Group	$56,000	$19,500	$71,000
Total CH Energy Group Weighted Average Interest Rate	0.97%	1.08%	1.12%

NOTE 8 – Capitalization – Common and Preferred Stock

For a schedule of activity related to common stock, paid-in capital and capital stock, see the Consolidated Statement of Equity for CH Energy Group and Central Hudson.

Effective July 31, 2007, the Board of Directors of CH Energy Group extended and amended the Common Stock Repurchase Program of the Company (the "Repurchase Program"), which was authorized in 2002.  As amended, the Repurchase Program authorized the repurchase of up to 2 million shares (excluding shares purchased before July 31, 2007) or approximately 13% of the CH Energy Group's outstanding Common Stock, from time to time, through July 31, 2012.  In accordance with the merger agreement with Fortis, which prohibited CH Energy Group from repurchasing additional shares subsequent to February 21, 2012, the Repurchase Program was not renewed.  As of December 31, 2012, CH Energy Group had purchased 948,676 shares under the Repurchase Program, which were not retired or cancelled, and the repurchases accordingly have been presented as an increase to treasury stock in CH Energy Group's Consolidated Balance Sheet.

Effective July 1, 2011, employer matching contributions to an eligible employee's Savings Incentive Plan ("SIP") account could be paid in either cash or in CH Energy Group Common Stock, and CH Energy Group initially chose to meet its matching obligation in Common Stock.  Since March 1, 2012, the Company has been contributing cash for all of its matching obligations, except for matching contributions associated with classified employees of Central Hudson.  The classified employees will continue to receive matching contributions in CH Energy Group Common Stock.  As of March 31, 2013, 44,786 shares had been issued from treasury related to employer matching contributions, of which 3,425 shares were issued in 2013.

On March 21, 2013, Central Hudson redeemed its two outstanding series of preferred stock.  Registered holders of 4 1/2% Cumulative Preferred Stock received $107.00 per share plus accrued and unpaid dividends to the redemption date in the amount of $1.00 per share, for a total redemption price of $108.00 per share.  Registered holders of 4.75% Cumulative Preferred Stock received $106.75 per share plus accrued and unpaid dividends to the redemption date in the amount of $1.056 per share, for a total redemption price of $107.806 per share.  The premium paid in connection with the redemption of the preferred stock was recorded as a reduction of Retained Earnings on Central Hudson's Balance Sheet and as Premium on Preferred Stock Redemption on Central Hudson's Income Statement.

Through March 31, 2013, Central Hudson made $5.0 million of dividend payments in 2013 to parent CH Energy Group.  In the prior year, Central Hudson made no dividend payments to parent CH Energy Group in the three months ended March 31, 2012.

NOTE 9 – Capitalization – Long-Term Debt

NYSERDA

Central Hudson's outstanding Series B NYSERDA Bonds total $33.7 million at March 31, 2013.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and therefore do not impact earnings.

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

The following are the components of Central Hudson's net periodic benefit costs for its pension and OPEB plans for the three months ended March 31, 2013 and 2012 (In Thousands):

	Pension Benefits		OPEB(1)
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$3,073	$2,741	$760	$644
Interest cost	5,732	6,177	1,382	1,662
Expected return on plan assets	(7,698)	(6,768)	(1,723)	(1,734)
Amortization of:
Prior service cost (credit)	433	501	(1,465)	(1,466)
Transitional obligation	-	-	2	641
Recognized actuarial loss	4,840	5,788	1,582	2,326
Net Periodic Benefit Cost	$6,380	$8,439	$538	$2,073

(1)	The OPEB amounts for all periods presented reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

The balance of Central Hudson's accrued pension costs (i.e., the under-funded status) is as follows (In Thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012
Accrued pension costs	$88,828	$113,885	$96,547

These balances include the difference between the projected benefit obligation ("PBO") for pensions and the market value of the pension assets, and the liability for the non-qualified Supplemental Executive Retirement Plan ("SERP").

The following reflects the impact of the recording of funding status adjustments on the Balance Sheets of CH Energy Group and Central Hudson (In Thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012
Prefunded pension costs prior to funding status adjustment	$44,956	$25,172	$49,996
Additional liability required	(133,784)	(139,057)	(146,543)
Total accrued pension costs	$(88,828)	$(113,885)	$(96,547)
Total offset to additional liability - Regulatory assets - Pension Plan	$133,784	$139,057	$146,543

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

Contributions for the three months ended March 31, 2013 and 2012 were as follows (In Thousands):

	Retirement Income Plan		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Contributions	$26,000	$28,000	$-	$-

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

Asset allocation targets in effect for the three months ended March 31, 2013 as well as actual asset allocations as of March 31, 2013 and December 31, 2012 expressed as a percentage of the market value of the Retirement Plan's assets, are summarized in the table below:

Asset Class	December 31, 2012	Minimum	Target Average	Maximum	March 31, 2013
Equity Securities	50.5%	45%	50%	55%	51.2%
Debt Securities	47.4%	45%	50%	55%	47.4%
Other(1)	2.1%	-%	-%	-%	1.4%

(1)	Consists of temporary cash investments, as well as receivables for investments sold and interest, and payables for investments purchased, which have not settled as of that date.

The above asset allocations as of December 31, 2012 and March 31, 2013 reflect the transition to a LDI strategy resulting in an asset allocation of approximately 50% equity and 50% long duration fixed income assets. Due to market value fluctuations, RIP assets will require rebalancing from time to time to maintain the asset allocation within target ranges.  Management is currently monitoring ongoing market activity and the impact on the pension plan asset allocations to determine if a rebalancing will be necessary.

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

Performance Shares

A summary of the status of outstanding performance shares granted to executives under the 2006 and 2011 Plans are as follows:

Grant Date	Grant Date Fair Value	Performance Shares Granted	Performance Shares Outstanding at March 31, 2013
February 8, 2010	$38.62	48,740	37,348	(1)
February 7, 2011	$49.77	40,320	40,320
February 6, 2012	$58.15	39,440	39,440
February 5, 2013	$65.02	35,780	35,780

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

Performance shares granted February 8, 2010 and shown as outstanding as of March 31, 2013 in the table above, were paid out in April 2013.  Those recipients electing not to defer this compensation under the CH Energy Group Directors and Executives Deferred Compensation Plan received shares issued from CH Energy Group's treasury stock totaling 11,354 shares.

Restricted Shares and Restricted Stock Units

The following table summarizes information concerning restricted shares and stock units outstanding as of March 31, 2013:

Grant Date	Type of Award	Shares or Stock Units Granted	Grant Date Fair Value	Vesting Terms	Unvested Shares Outstanding at March 31, 2013
October 1, 2009	Shares	14,375	$43.86	Ratably over 5 years	5,750
November 20, 2009	Stock Units	13,900	$41.43	1/3 each year in Years 5, 6 and 7	13,900
February 8, 2010	Shares	3,060	$38.62	End of 3 years	-	(1)
February 10, 2010	Shares	5,200	$38.89	End of 3 years	-	(2)
November 15, 2010	Shares	3,000	$46.53	Ratably over 3 years	1,000
February 7, 2011	Shares	1,500	$49.77	1/3 each year in Years 3, 4 and 5	1,500
February 7, 2011	Shares	2,230	$49.77	End of 3 years	2,230
February 6, 2012	Shares	2,170	$58.15	End of 3 years	2,170
February 5, 2013	Shares	2,035	$65.02	End of 3 years	2,035

(1)	The vesting of 405 shares was accelerated as approved by the Board of Directors. The remaining 2,655 shares vested on February 8, 2013.
(2)	The vesting of 3,520 shares was accelerated as approved by the Board of Directors. The remaining 1,680 shares vested on February 8, 2013.

Compensation Expense

The following table summarizes expense for equity-based compensation by award type for the three months ended March 31, 2013 and 2012 (In Thousands):

	CH Energy Group		Central Hudson
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Performance shares	$617	$1,538	$502	$525
Restricted shares and stock units	$105	$114	$72	$65
Recognized tax benefit of restricted shares and stock units	$41	$46	$29	$26

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

Compensation expense for restricted shares is recognized over the defined vesting periods based on the grant date fair value of the awards.  As of December 31, 2012, there are no stock options outstanding.  Stock option expense recognized over the three months ended March 31, 2012 was not material.

The market price of CH Energy Group stock increased approximately $8 per share immediately following the February 21, 2012 announcement that CH Energy Group had entered into a merger agreement with Fortis.  CH Energy Group's equity-based compensation expense for the three months ended March 31, 2013 and 2012 included approximately $0.1 million and $1.0 million attributable to the increase in stock price on outstanding performance share awards, which has been recognized at the holding company as a transaction cost resulting from the proposed acquisition of CH Energy Group by Fortis and not allocated to its subsidiaries.

NOTE 12 – Commitments and Contingencies

Electricity Purchase Commitments

On June 30, 2010 and September 9, 2010, Central Hudson entered into agreements with Entergy Nuclear Power Marketing, LLC to purchase electricity (but not capacity) on a unit-contingent basis at defined prices from January 1, 2011 through December 31, 2013.  For the three months ended March 31, 2012, energy supplied under these agreements cost approximately $5.2 million.  For the three months ended March 31, 2013, energy supplied under these agreements cost approximately $4.3 million, which represents approximately 14% of Central Hudson's full-service customer requirements on an annual basis.

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

There has been no change to this matter in 2013, however, the relevant disclosure is provided as required.  In 1999, the New York State Attorney General ("Attorney General") alleged that Central Hudson "may have constructed, and continues to operate, major modifications to the Danskammer Point Steam Electric Generating Station ("Danskammer Plant") without obtaining certain requisite preconstruction permits."  In March 2000, the Environmental Protection Agency ("EPA") assumed responsibility for the investigation.  Central Hudson believes any permits required for these projects were obtained in a timely manner.  Central Hudson sold the Danskammer Plant to Dynegy in January 2001.  While Central Hudson could have retained liability after the sale, depending on the type of remedy, Central Hudson believes that the statutes of limitation relating to any alleged violation of air emissions rules have lapsed.

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

MGP site investigation and remediation can be divided into various stages of completion based on the milestones of activities completed and reports reviewed.  Central Hudson accrues for remediation costs based on the amounts that can be reasonably estimated at a point in time.  These stages, the types of costs accrued during various stages and the sites currently in each stage, include:
•
Investigation – Begins with preliminary investigations and is completed upon filing and approval by DEC of a Remedial Investigation ("RI") Report.  Central Hudson accrues for estimated investigation costs, Remediation Alternative Analysis ("RAA"), and Remedial Design costs.

➢	Site #6 – Kingston (NY) – Remedial Investigation in Progress
-
The revised RI report was submitted to the DEC for review and approval in November 2012.  The DEC provided general and specific comments to the revised RI report in a letter dated February 27, 2013. Central Hudson submitted a comment response letter to the DEC on March 28, 2013.

-	Amounts accrued represent an estimate of costs to complete the RAA and the Remedial Design.
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
-
DEC approved an Interim Remedial Measure ("IRM") associated with the southern portion of this site.  The IRM activities were completed in 2012.  The IRM Construction Completion Report ("CCR") and Interim Site Management Plan ("SMP") were submitted to the DEC for review and approval in December 2012 and February 2013, respectively.

-
In addition, Central Hudson has recently retired and removed propane air facilities formerly located on site. The DEC approved a work plan to investigate the former propane tank area on February 7, 2013.  The investigation is tentatively planned to commence in the spring of 2013.  Depending on the results of this investigation some level of future remediation may be required in this area.

-	Amounts accrued represent an estimate for completion of the RAA and Remedial Design.

•	Remedial Design - Upon approval of the RAA and final decision of remediation approach based on alternatives presented, a Remedial Design is developed and filed with the DEC for approval.
•
Remediation – Completion of the work plan as defined in the approved Remedial Design.  Upon completion, final reports are filed with the DEC for approval and may include a CCR, Final Engineering Report ("FER"), or other reports required by the DEC based on the work performed.

➢	Site #4 – Catskill (NY) – Remediation in Progress
-	Remediation activities commenced in September 2012 and are anticipated to be completed in the summer of 2013.
-	Amounts accrued represent an estimate of costs to complete the remediation and OM&M.
•
Post-Remediation Monitoring – Entails the OM&M as directed by the DEC based on the approved final report of remediation.  The activities are typically defined in a SMP, which is approved by the DEC.  The extent of activities during this phase may increase or decrease based on the results of ongoing monitoring being performed and future potential usage of the property.

➢	Site #1 – Beacon (NY) – Post-Remediation Monitoring Complete
-	SMP submitted to the DEC and release letter for the site was received under a March 26, 2013 cover letter.
-	No further costs expected and no amounts accrued as of March 31, 2013 related to this site.
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
-
Central Hudson has recently retired and removed propane air facilities located on Area A.  A draft figure associated with a future work plan to investigate the former propane tank area was submitted to the DEC in February 2013.   Additionally, draft figures proposing recovery well installation in Area A and B and a proposal to expand the recovery well system near NMW-46 (Area B) were also submitted to the DEC for approval.  Depending on the results from the former propane tank area investigation some level of future remediation may be required in this area. Management cannot currently estimate the costs that may be incurred related to potential remediation of the former propane tank area.

➢	Site #3 – Laurel Street (Poughkeepsie, NY) – Post-Remediation In Progress
-
The results of the sampling event completed in January 2013 were submitted to the DEC on February 19, 2013.  The DEC approved a request from Central Hudson to reduce the frequency of sampling from a quarterly to semi-annual frequency on February 20, 2013.

-	Central Hudson continues to work with the DEC to complete an Environmental Easement for the portion of the site owned by Central Hudson.
-	Amounts accrued represent an estimate of costs for OM&M.
•	No Action Required
➢
 Site #7 – Bayeaux Street (Poughkeepsie, NY) – No further investigation or remedial action is currently required.  However, per the DEC this site still remains on the list for potential future investigation.

A summary of amounts accrued and spent are detailed in the chart below (In Thousands):

Site #	Liability Recorded as of 12/31/12	Amounts Spent in 2013(1)	Liability Adjustment	Liability Recorded as of 3/31/13	Current Portion of Liability at 3/31/13	Long-Term Portion of Liability at 3/31/13
1, 2, 3, 4	$12,210	$3,628	$883	$9,465	$2,916	$6,549
5, 6	1,743	68	(62)	1,613	922	691
	$13,953	$3,696	$821	$11,078	$3,838	$7,240

(1)	Amounts spent in 2013 as shown above do not include legal fees of approximately $8 thousand.

Based on a cost model analysis completed in 2012 of possible remediation and future operating, maintenance, and monitoring costs for sites #2 through #6, Central Hudson believes there is a 90% confidence level that the total costs to remediate these sites will not exceed $152.0 million over the next 30 years.  The cost model involves assumptions relating to investigation expenses, results of investigations, remediation costs, potential future liabilities, and post-remedial operating, maintenance and monitoring costs, and is based on a variety of factors including projections regarding the amount and extent of contamination, the location, size and use of the sites, proximity to sensitive resources, status of regulatory investigations, and information regarding remediation activities at other MGP sites in New York State.  The cost model also assumes that proposed or anticipated remediation techniques are technically feasible and that proposed remediation plans receive DEC and New York State Department of Health ("NYSDOH") approval.

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
-
Total MGP Site Investigation and Remediation costs recovered through rates and other regulatory mechanisms from July 1, 2007 through March 31, 2013 was approximately $25.6 million, with $1.2 million recovered in the three months ended March 31, 2013.

-	The total spent in the three months ended March 31, 2013 related to site investigation and remediation was approximately $3.7 million.
-
The regulatory asset balance as of March 31, 2013 was $14.7 million, which represents the difference between amounts spent or currently accrued as a liability and the amounts recovered through rate allowance, as well as carrying charges accrued. Upon completion of investigation at sites #5 and #6, when remediation and post-remediation costs will be able to be reasonably estimated and therefore will be recorded as a liability, this regulatory asset balance will likely increase significantly.  Management projects that the investigation at these sites will likely be completed within the next two years.

Central Hudson has put its insurers on notice and intends to seek reimbursement from its insurers for its costs.  Certain of these insurers have denied coverage.  In addition to the rate allowance amounts noted above, Central Hudson recovered approximately $2.3 million from insurance. There were no insurance recoveries in the first quarter of 2013.  However, we do not expect insurance recoveries to offset a meaningful portion of total costs.

•	Little Britain Road property owned by Central Hudson

In 2000, Central Hudson and the DEC entered into a Voluntary Cleanup Agreement ("VCA") whereby Central Hudson removed approximately 3,100 tons of soil and conducted groundwater sampling.  Central Hudson believes that it has fulfilled its obligations under the VCA and should receive the release provided for in the VCA, but the DEC has proposed that additional groundwater work be done to address groundwater sampling results that showed the presence of certain contaminants at levels exceeding the DEC criteria.  Central Hudson believes that such work is not necessary and has completed a soil vapor intrusion study showing that indoor air at the facility met Occupational Safety and Health Administration ("OSHA") and NYSDOH standards. In October 2011, the DEC requested a 'non-committal' meeting with Central Hudson to discuss the site and possible next steps. At the annual MGP meeting with Central Hudson in October 2012, the DEC discussed the Little Britain Road property requesting an upcoming meeting to discuss the site and possible next steps. Central Hudson responded that we are available for such a meeting.  A meeting date has yet to be established.

At this time Central Hudson does not have sufficient information to estimate the need for additional remediation or potential remediation costs.  Central Hudson has put its insurers on notice regarding this matter and intends to seek reimbursement from its insurers for amounts, if any, for which it may become liable.  Central Hudson cannot predict the outcome of this matter.

•	Eltings Corners

Central Hudson owns and operates a maintenance and warehouse facility.  In the course of Central Hudson's hazardous waste permit renewal process for this facility, sediment contamination was discovered within the wetland area across the street from the main property.  In cooperation with the DEC, Central Hudson continues to investigate the nature and extent of the contamination.  Additional off-site sediment and on-site groundwater sampling was performed during 2012 in accordance with a supplemental work plan approved by the DEC.  Results from the on-site groundwater sampling activities were submitted to the DEC in January of 2013.  Following their review, the DEC issued a letter dated March 28, 2013 relieving Central Hudson from any further on-site groundwater sampling.  The sediment sampling results are expected to be submitted to the DEC in the spring of 2013.  Further sediment investigation is expected to take place in 2013.  The extent of the contamination as well as the timing and costs for any future remediation efforts cannot be reasonably estimated at this time.

CHEC

During the three months ended March 31, 2013, the amount spent by Griffith on remediation efforts in Maryland, Virginia and Connecticut were immaterial.

Griffith's reserve for environmental remediation is $1.4 million as of March 31, 2013, of which $0.4 million is expected to be spent in the next twelve months.

In connection with the 2009 sale of operations in certain geographic locations, Griffith agreed to indemnify the purchaser for certain claims, losses and expenses arising out of any breach by Griffith of the representations, warranties and covenants Griffith made in the sale agreement, certain environmental matters and all liabilities retained by Griffith.  Griffith's indemnification obligation is subject to a number of limitations, including a five-year limitation within which certain claims must be brought, an aggregate deductible of $0.8 million applicable to certain types of non-environmental claims and other deductibles applicable to certain specific environmental claims, and caps on Griffith's liability with respect to certain of the indemnification obligations.  The sale agreement includes an aggregate cap of $5.7 million on Griffith's obligation to indemnify the purchaser for breaches of many of Griffith's representations and warranties and for certain environmental liabilities.  In 2009, the Company reserved $2.6 million for environmental remediation costs it may be obligated to pay based on its indemnification obligations under the sale agreement.  To date, Griffith has paid approximately $1.2 million under its environmental remediation cost obligation.  In the first quarter of 2011, Griffith reduced the reserve by $0.6 million based on the completion of an environmental study.  The balance as of March 31, 2013 related to the divestiture is $0.8 million.  Management believes this is the most likely amount Griffith would pay with respect to its indemnification obligations under the sale agreement.

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

On April 9, 2012, a master amended complaint was filed in the joined litigation related to the proposed acquisition of CH Energy Group by Fortis.  The master amended complaint, which was filed on behalf of a putative class of CH Energy Group public shareholders, names as defendants CH Energy Group, its directors, Fortis, FortisUS, and Cascade Acquisition Sub, Inc. and generally alleges that the individual defendants breached their fiduciary duties in connection with the proposed transaction and that the entity defendants aided and abetted that breach.  The master amended complaint further alleges that the preliminary proxy filed in connection with the proposed transaction with Fortis contains material misstatements and omissions.  The master complaint seeks, among other things, an order preliminarily and permanently enjoining the proposed transaction with Fortis, damages, and plaintiffs' fees and expenses.

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

Other Matters

Asbestos Litigation

As of March 31, 2013, of the 3,338 asbestos cases brought against Central Hudson, 1,166 remain pending.  Of the cases no longer pending against Central Hudson, 2,017 have been dismissed or discontinued without payment by Central Hudson, and Central Hudson has settled 155 cases.  Central Hudson is presently unable to assess the validity of the remaining asbestos lawsuits; however, based on information known to Central Hudson at this time, including Central Hudson's experience in settling asbestos cases and in obtaining dismissals of asbestos cases, Central Hudson believes that the costs which may be incurred in connection with the remaining lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of either CH Energy Group or Central Hudson.

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

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2013
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$138,163	$56,300	$103,911	$-	$-		$298,374
Intersegment revenues	2	116	-	-	(118)		-
Total revenues	138,165	56,416	103,911	-	(118)		298,374
Operating income (loss)	16,967	12,191	7,791	(528)	-		36,421
Interest and investment income	1,182	191	-	656	(644	)(1)	1,385
Interest charges	6,166	1,635	644	544	(644	)(1)	8,345
Income (Loss) before income taxes	12,306	10,847	7,233	(275)	-		30,111
Net Income Attributable to CH Energy Group	7,263	6,250	4,268	309	-		18,090
Segment assets at March 31	1,296,078	370,390	122,695	13,928	(700)		1,802,391

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

CH Energy Group Segment Disclosure
(In Thousands)

	Three Months Ended March 31, 2012
	Segments			Other
	Central Hudson			Businesses
		Natural		and
	Electric	Gas	Griffith	Investments	Eliminations		Total
Revenues from external customers	$129,272	$55,850	$88,950	$-	$-		$274,072
Intersegment revenues	3	90	-	-	(93)		-
Total revenues	129,275	55,940	88,950	-	(93)		274,072
Operating income (loss)	20,125	12,479	4,947	(5,338)	-		32,213
Interest and investment income	1,436	270	-	697	(684	)(1)	1,719
Interest charges	5,716	1,539	696	535	(684	)(1)	7,802
Income (Loss) before income taxes	16,224	11,262	4,268	(5,262)	-		26,492
Net Income (Loss) Attributable to CH Energy Group	10,278	6,213	2,518	(4,428)	-		14,581
Segment assets at March 31	1,284,078	377,524	109,457	16,417	(1,675)		1,785,801

(1)	This represents the elimination of inter-company interest income (expense) generated from lending activities between CH Energy Group (the holding company), and its subsidiaries (CHEC and Griffith).

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

Derivative activity related to Griffith's heating oil contracts is not material.

The percentage of Central Hudson's electric and gas requirements covered with fixed price forward purchases is as follows:

Central Hudson	% of Requirement Hedged (1)
Electric Derivative Contracts:
April 2013 – December 2013	34.0%
2014	28.8%
2015	21.7%
2016	7.2%
2017	7.1%
Natural Gas Derivative Contracts:
November 2013 – March 2014	2.3%

(1) Projected coverage as of March 31, 2013.

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

To help limit the credit exposure of their derivatives, both Central Hudson and Griffith have entered into master netting agreements with counterparties whereby contracts in a gain position can be offset against contracts in a loss position.  Of the nineteen total agreements held by both companies, eleven contain credit-risk related contingent features. As of March 31, 2013, the amount that would be required to settle these instruments if the contingent features were triggered is immaterial.

CH Energy Group and Central Hudson have elected gross presentation for their derivative contracts under master netting agreements and collateral positions.  On March 31, 2013, neither Central Hudson nor Griffith had collateral posted against the fair value amount of derivatives.

The net presentation for CH Energy Group's and Central Hudson's derivative assets and liabilities as of March 31, 2013, December 31, 2012 and March 31, 2012 are as follows (In Thousands):

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2013
Derivative Contracts:
Central Hudson - electric	$5,822	$-	$5,822	$608	$-	$5,214
Total Central Hudson Assets	$5,822	$-	$5,822	$608	$-	$5,214
Griffith - heating oil	$3	$-	$3	$-	$-	$3
Total CH Energy Group Assets	$5,825	$-	$5,825	$608	$-	$5,217

As of December 31, 2012
Derivative Contracts:
Central Hudson - electric	$693	$-	$693	$664	$-	$29
Central Hudson - gas	95	-	95	18	-	77
Total Central Hudson Assets	$788	$-	$788	$682	$-	$106
Griffith - heating oil	$26	$-	$26	$-	$-	$26
Total CH Energy Group Assets	$814	$-	$814	$682	$-	$132

As of March 31, 2012
Derivative Contracts:
Central Hudson - electric	$-	$-	$-	$-	$-	$-
Total Central Hudson Assets	$-	$-	$-	$-	$-	$-
Griffith - heating oil	$9	$-	$9	$-	$-	$9
Total CH Energy Group Assets	$9	$-	$9	$-	$-	$9

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2013
Derivative Contracts:
Central Hudson - electric	$608	$-	$608	$608	$-	$-
Central Hudson - gas	2	-	2	-	-	2
Total Central Hudson Liabilities	$610	$-	$610	$608	$-	$2
Griffith - heating oil	$-	$-	$-	$-	$-	$-
Total CH Energy Group Liabilities	$610	$-	$610	$608	$-	$2

As of December 31, 2012
Derivative Contracts:
Central Hudson - electric	$1,367	$-	$1,367	$664	$-	$703
Central Hudson - gas	110	-	110	18	-	92
Total Central Hudson Liabilities	$1,477	$-	$1,477	$682	$-	$795
Griffith - heating oil	$-	$-	$-	$-	$-	$-
Total CH Energy Group Liabilities	$1,477	$-	$1,477	$682	$-	$795

As of March 31, 2012
Derivative Contracts:
Central Hudson - electric	$23,792	$-	$23,792	$-	$-	$23,792
Central Hudson - gas	14	-	14	-	-	14
Total Central Hudson Liabilities	$23,806	$-	$23,806	$-	$-	$23,806
Griffith - heating oil	$-	$-	$-	$-	$-	$-
Total CH Energy Group Liabilities	$23,806	$-	$23,806	$-	$-	$23,806

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

Gross Fair Value of Derivative Instruments

Derivative contracts are measured at fair value on a recurring basis.  As of March 31, 2013, December 31, 2012, and March 31, 2012, CH Energy Group's and Central Hudson's derivative assets and liabilities by category and hierarchy level are as follows (In Thousands):

Asset or Liability Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013(1)
Assets:
Derivative Contracts:
Central Hudson - electric	$5,822	$-	$-	$5,822
Total Central Hudson Assets	$5,822	$-	$-	$5,822
Griffith - heating oil	$3	$3	$-	$-
Total CH Energy Group Assets	$5,825	$3	$-	$5,822

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(608)	$-	$-	$(608)
Central Hudson - natural gas	(2)	(2)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(610)	$(2)	$-	$(608)

As of December 31, 2012(1)
Assets:
Derivative Contracts:
Central Hudson - electric	$693	$-	$-	$693
Central Hudson - natural gas	95	95	-	-
Total Central Hudson Assets	$788	$95	$-	$693

Griffith - heating oil	$26	$26	$-	$-
Total CH Energy Group Assets	$814	$121	$-	$693

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(1,367)	$(110)	$-	$(1,367)
Central Hudson - natural gas	(110)	-	-	-
Total CH Energy Group and Central Hudson Liabilities	$(1,477)	$(110)	$-	$(1,367)

As of March 31, 2012(1)
Assets:
Derivative Contracts:

Griffith - heating oil	$9	$-	$-	$-
Total CH Energy Group Assets	$9	$-	$-	$-

Liabilities:
Derivative Contracts:
Central Hudson - electric	$(23,792)	$-	$-	$(23,792)
Central Hudson - natural gas	(14)	(14)	-	-
Total CH Energy Group and Central Hudson Liabilities	$(23,806)	$(14)	$-	$(23,792)

(1)	Interest rate cap agreement is not shown in the above table because the FMV at each period stated was zero.

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

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy (In Thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance at Beginning of Period	$(674)	$(16,830)
Unrealized gains/(losses)	5,888	(6,962)
Realized gains/(losses)	5,119	(7,654)
Purchases	-	-
Issuances	-	-
Sales and settlements	(5,119)	7,654
Transfers in and/or out of Level 3	-	-
Balance at End of Period	$5,214	$(23,792)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to derivatives still held at end of period	$-	$-

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

For the three months ended March 31, 2013 and 2012, neither CH Energy Group nor Central Hudson had derivatives designated as hedging instruments.  The following table summarizes the effects of CH Energy Group and Central Hudson derivatives on the statements of income (In Thousands):

	Amount of Gain (Loss) Recognized as Increase/(Decrease) in the Income Statement
	Three Months Ended March 31,
	2013	2012	Location of Gain (Loss)
Central Hudson:
Electricity swap contracts	$5,119	$(7,654)	Regulatory (asset)/liability(1)
Natural gas swap contracts	(44)	(2,406)	Regulatory (asset)/liability(1)
Total return swap contracts	-	617	Other-net
Total Central Hudson	$5,075	$(9,443)

Griffith:
Heating oil call option contracts	$(2)	$30	Purchased petroleum
Griffith other derivative financial instrument	-	-	Purchased petroleum
Total Griffith	$(2)	$30

Total CH Energy Group	$5,073	$(9,413)

(1)
Realized gains and losses on Central Hudson's derivative instruments are conveyed to or recovered from customers through PSC authorized deferral accounting mechanisms, with an offset in revenue and on the balance sheet, and no impact on results of operations.

NOTE 15 – Other Fair Value Measurements

Other Assets Recorded at Fair Value

In addition to the derivatives reported at fair value discussed in Note 14 – "Accounting for Derivative Instruments and Hedging Activities", CH Energy Group reports certain other assets at fair value in the Consolidated Balance Sheets. The following table summarizes the amount reported at fair value related to these assets as of March 31, 2013, December 31, 2012, and March 31, 2012 (In Thousands):

Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013:
Other investments	$1,636	$1,636	$-	$-
As of December 31, 2012:
Other investments	$1,603	$1,603	$-	$-
As of March 31, 2012:
Other investments	$2,438	$2,438	$-	$-

As of March 31, 2013, December 31, 2012 and March 31, 2012, a portion of the trust assets for the funding of CH Energy Group's Directors and Executives Deferred Compensation Plan were invested in mutual funds, which are measured at fair value on a recurring basis.  These investments are valued at quoted market prices in active markets and as such are Level 1 investments as defined in the fair value hierarchy.  These amounts are included in the line titled "Other investments" within the Deferred Charges and Other Assets section of the CH Energy Group Consolidated and Central Hudson Balance Sheets.

In the third quarter of 2011, CHEC recorded an impairment loss for the full value of its investment in CH-Community Wind.  An impairment analysis was performed and based on this analysis, the present value of the after-tax projected cash flows using a market participant's expected return, is insufficient for CHEC to recover any of its investment.  This analysis used significant unobservable inputs including a discount rate and projected cash flows for the entity and as such this is a Level 3 investment. As of March 31, 2013, management believes the fair value of this investment remains at zero and is therefore appropriately reserved.

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

Notes Payable:  Carrying amount (Level 2)
Due to the short-term nature (typically one month or less) of our Notes Payable borrowings, the carrying value is equivalent to the current FMV.

Long-term Debt Maturities and Fair Value - CH Energy Group
(Dollars in Thousands)

	Fixed Rate		Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of March 31, 2013:
2013	$31,076	6.93%	$-	-%
2014	21,650	5.50%	-	-%
2015	1,230	6.86%	-	-%
2016	9,315	3.36%	-	-%
2017	34,406	6.13%	-	-%
Thereafter	386,625	5.13%	33,700	0.20%
Total	$484,302	5.31%	$33,700	0.20%	$518,002	5.02%

Fair Value	$554,724		$33,700		$588,424

As of December 31, 2012:
2013	$31,076	6.93%	$-	-%
2014	21,650	5.50%	-	-%
2015	1,230	6.86%	-	-%
2016	9,315	3.36%	-	-%
2017	34,406	6.13%	-	-%
Thereafter	386,625	5.13%	33,700	0.28%
Total	$484,302	5.31%	$33,700	0.28%	$518,002	5.03%

Fair Value	$562,855		$33,700		$596,555

As of March 31, 2012:
2012	$1,006	6.86%	$-	-%
2013	31,076	6.93%	-	-%
2014	21,650	5.50%	-	-%
2015	1,230	6.86%	-	-%
2016	9,315	3.36%	-	-%
Thereafter	397,031	5.29%	33,700	0.37%
Total	$461,308	5.38%	$33,700	0.37%	$495,008	5.07%

Fair Value	$545,959		$33,700		$579,659

Long-term Debt Maturities and Fair Value - Central Hudson
(Dollars in Thousands)

	Fixed Rate			Variable Rate		Total Debt Outstanding
Expected Maturity Date	Amount		Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate	Amount	Estimated Effective Interest Rate
As of March 31, 2013:
2013	$30,000		6.93%	$-	-%
2014	14,000		4.81%	-	-%
2015	-	1	-%	-	-%
2016	8,000		2.78%	-	-%
2017	33,000		6.10%	-	-%
Thereafter	371,250		5.06%	33,700	0.20%
Total	$456,250		5.22%	$33,700	0.20%	$489,950	4.92%

Fair Value	$521,706			$33,700		$555,406

As of December 31, 2012:
2013	$30,000		6.93%	$-	-%
2014	14,000		4.81%	-	-%
2015	-		-%	-	-%
2016	8,000		2.78%	-	-%
2017	33,000		6.10%	-	-%
Thereafter	371,250		5.06%	33,700	0.28%
Total	$456,250		5.22%	$33,700	0.28%	$489,950	4.93%

Fair Value	$529,710			$33,700		$563,410

As of March 31, 2012:
2012	$-		-%	$-	-%
2013	30,000		6.93%	-	-%
2014	14,000		4.81%	-	-%
2015	-		-%	-	-%
2016	8,000		2.78%	-	-%
Thereafter	380,250		5.22%	33,700	0.37%
Total	$432,250		5.28%	$33,700	0.37%	$465,950	4.96%

Fair Value	$507,978			$33,700		$541,678

NOTE 16 – Subsequent Events

In addition to items disclosed in the footnotes, CH Energy Group has performed an evaluation of events subsequent to March 31, 2013 through the date the financial statements were issued and noted two additional items to disclose.

On April 18, 2013, Central Hudson's Board of Directors approved a $5.0 million dividend payment to parent CH Energy Group that was paid on April 30, 2013.

On April 24, 2013, the Commission issued a notice stating that the Administrative Law Judges ("ALJs") assigned to this matter would prepare a Recommended Decision ("RD") for the Commission.  On May 3, 2013 the Recommended Decision of the two Administrative Law Judges – an advisory document – was issued by the PSC.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Regulatory Matters – PSC Proceedings" for further discussion regarding the terms of the Joint Proposal and schedule.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This MD&A should be read in conjunction with the first quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies' combined Annual Report on Form 10-K for the year ended December 31, 2012.

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

Information Regarding the Fortis Transaction

On February 21, 2012, CH Energy Group announced that it had entered into an agreement and plan of merger under which it agreed, subject to shareholder approval and the approval of applicable regulatory authorities, to be acquired by Fortis Inc. ("Fortis") for $65 per share of common stock in cash.  On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS Inc. ("FortisUS"), and Cascade Acquisition Sub Inc. ("Petitioners"), submitted a joint petition to the PSC for approval of the proposed transaction under Section 70 of the Public Service Law.  On June 19, 2012, shareholders of CH Energy Group approved the proposed acquisition of the Company by Fortis.  As of December 31, 2012, the only outstanding approval needed for the transaction to close is from the New York State Public Service Commission ("PSC" or "Commission").  In January 2013, Fortis, Central Hudson, PSC Staff and other parties reached an agreement of terms related to the proposed transaction.  This joint proposal was filed with the PSC for its review and approval.  On April 24, 2013, the Commission issued a notice stating that the Administrative Law Judges ("ALJs") assigned to this matter would prepare a Recommended Decision ("RD") for the Commission.  On May 3, 2013 the Recommended Decision of the two Administrative Law Judges – an advisory document – was issued by the PSC.  The RD states that, in its current form, the Joint Proposal does not meet the public interest test as required by New York State Public Service Law, Section 70, but also states that the ALJs recommend the Commission consider adopting the Joint Proposal subject to modifications that would alter the transaction's balance of risks and benefits.  While no assurance regarding the closing can be given until a final PSC Order is issued, the Company continues to anticipate that the Commission will review and approve the merger in the second quarter of 2013.  Under the terms of the merger agreement, Fortis must close the transaction if all conditions precedent are met, including PSC approval, and a material adverse effect has not occurred.  Closing of the transaction would follow shortly after issuance of the final PSC Order approving the merger.  Management believes this will occur in the second quarter of 2013.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Regulatory Matters – PSC Proceedings" for further discussion regarding the terms of the Joint Proposal and schedule.

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

Management continues to focus on Central Hudson's electric and natural gas infrastructure as the core growth drivers of CH Energy Group.  Central Hudson's capital expenditure program is on course to achieve its targets under its three year rate plan.  Central Hudson's capital expenditure program is off to a strong start in 2013 as weather conditions have been favorable for construction and infrastructure projected and the five year forecast includes increasing annual capital investments.  The capital program provides for continued strengthening of electric and gas infrastructure, as well as prudent investment in technology that will improve reliability and customer satisfaction.  Central Hudson continues to effectively manage its operational challenges, including significant weather events in the past few years and the impact of a significant recession on its customers' ability to pay bills.

Griffith's high quality service and brand recognition enabled management to continue its history of increasing margins in an environment of contracting customer demand for petroleum products.  Additionally, Griffith continued its focus on cost management in an effort to reduce the impact of the lower volumes and higher commodity costs on its cost of doing business.

Opportunities and Risks

In February 2013, Central Hudson experienced a cyber incident that may have exposed certain confidential customer information to an unauthorized third party.  Central Hudson commenced an investigation immediately upon becoming aware of the possible unauthorized access and began precautionary communications to Central Hudson customers as well as to the applicable regulatory agencies.  Central Hudson has also offered credit monitoring services to the potentially impacted customers free of charge.  During the three months ended March 31, 2013, cyber incident investigation costs were $0.6 million and the total financial impact of the costs associated with the communication efforts and credit monitoring services is currently estimated to be approximately $0.8 million.

EARNINGS PER SHARE AND OVERVIEW OF YEAR-TO-DATE RESULTS
The following discussion and analyses include explanations of significant changes in revenues and expenses between the three months ended March 31, 2013 and 2012 for Central Hudson's regulated electric and natural gas businesses, Griffith, and the Other Businesses and Investments.

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

CH Energy Group Consolidated

Earnings per Share (Basic)

	Three Months Ended March 31,
	2013	2012	Change
Central Hudson - Electric	$0.48	$0.70	$(0.22)
Central Hudson - Natural Gas	0.42	0.41	0.01
Griffith	0.29	0.17	0.12
Other Businesses and Investments	0.02	(0.30)	0.32
Total CH Energy Group Consolidated Earnings, as reported	$1.21	$0.98	$0.23

Significant Events:
Central Hudson	$(0.15)	$(0.05)	$(0.10)
Griffith	(0.01)	(0.07)	0.06
Other Businesses and Investments	(0.02)	(0.33)	0.31
Total Significant Events	$(0.18)	$(0.45)	$0.27

CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP):
Central Hudson	$1.05	$1.16	$(0.11)
Griffith	0.30	0.24	0.06
Other Businesses and Investments	0.04	0.03	0.01
Total CH Energy Group Consolidated Adjusted Earnings Per Share (non-GAAP)	$1.39	$1.43	$(0.04)

The Significant Events noted for each business unit above and further detailed below represent items impacting earnings during the respective quarters which Management does not consider representative of core earnings of each business unit.  Management considers core earnings to include the results of operations excluding the effect of unusual events or transactions not reflective of ongoing performance, such as the impacts of extreme weather or an incentive earned outside the normal course of business. Overall the Company believes that providing investors with a view of core earnings as described above provides increased transparency and clarity into the operational results of the business; improves visibility to management decisions and their impacts on operational performance; and allows the company to provide a long-term strategic view of the business going forward.

Details by business unit were as follows:

Central Hudson

Earnings per Share (Basic)

	Three Months Ended March 31,
	2013	2012	Change
Central Hudson - Electric	$0.48	$0.70	$(0.22)
Central Hudson - Natural Gas	0.42	0.41	0.01
Total Central Hudson Earnings	$0.90	$1.11	$(0.21)

Significant Events:
Storm Deferral Adjustment	$(0.15)	$(0.05)	$(0.10)
Central Hudson Adjusted Earnings Per Share	$1.05	$1.16	$(0.11)

			Change
Delivery revenue			$0.10
Higher trimming costs			(0.04)
Higher depreciation			(0.04)
Higher property and other taxes			(0.03)
Higher operating expenses			(0.07)
Cyber security incident			(0.03)
			$(0.11)

(1)
Amount represents incremental costs incurred for weather related service restoration, including costs for outside contractor assistance in restoration efforts and higher than average internal expenses (such as overtime and materials), which did not meet the PSC criteria for deferral and therefore have not been deferred for future recovery from customers.

Earnings from Central Hudson's electric and natural gas operation decreased in the three months ended March 31, 2013 compared to the same period in 2012.  In March 2013, Central Hudson recorded $3.7 million reversal of storm costs previously deferred for future recovery following the Commission's April 22, 2013 Orders denying recovery of incremental storm costs associated with Tropical Storm Irene and October 2011 Snowfall storm. In March 2012, Central Hudson reduced its deferred storm costs associated with the significant snow storm event in late October 2011 ("SnowFall") by $0.05.  After adjusting Central Hudson's earnings per share for this deferral adjustment, earnings were $0.11 per share lower quarter over quarter primarily as a result of higher trimming costs and cyber security incident costs.  The delays in trimming at the end of 2012 due to the redeployment of trimming crews to assist in the restoration effort of Central Hudson and other neighboring utilities following Superstorm Sandy combined with the requirement to meet the level of expenditures over the three year rate plan ending June 30, 2013 increased trimming costs during the first quarter of 2013.  In addition, Central Hudson incurred costs associated with the cyber security incident in the first quarter of 2013.  Also negatively impacting quarter over quarter earnings were higher operating expenses including higher compensation costs not included in rates, higher costs associated with environmental remediation, higher level of gas service retirements and new programs to expand the use of natural gas and to collect past due bills from customers.

Griffith

Earnings per Share (Basic)

	Three Months Ended March 31,
	2013	2012	Change
Griffith - Fuel Distribution Earnings	$0.29	$0.17	$0.12

Significant Events:
Weather impact on sales	$(0.01)	$(0.07)	$0.06
Griffith Adjusted Earnings Per Share	$0.30	$0.24	$0.06

			Change
Gross margin on petroleum sales			$0.07
Gross margin on services			0.01
Weather-normalized sales (including conservation)			(0.01)
Other			(0.01)
			$0.06

Griffith's earnings increased $0.12 per share in the three months ended March 31, 2013 compared to 2012 primarily as a result of first quarter 2012 earnings being negatively impacted due to unusually warm weather.  Griffith's core earnings, excluding the impacts of the significant event were favorable quarter over quarter as a result of higher margins.

Other Businesses and Investments

Earnings per Share (Basic)

	Three Months Ended March 31,
	2013	2012	Change
Other Businesses & Investments Earnings	$0.02	$(0.30)	$0.32

Significant Events:
Merger related costs	$(0.02)	$(0.33)	$0.31
Other Businesses and Investments Adjusted Earnings Per Share	$0.04	$0.03	$0.01

			Change
Other			$0.01
			$0.01

The earnings of CH Energy Group (the holding company) and CHEC's partnerships and other investments increased in the three months ended March 31, 2013 compared to 2012 primarily due to the costs associated with the Fortis acquisition which impacted year-over-year earnings by $0.31 per share.

RESULTS OF OPERATIONS

A breakdown by business unit of CH Energy Group's operating revenues and net income for the three months ended March 31, 2013 and 2012 are illustrated below (Dollars in Thousands):

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
Business Unit	Operating Revenues		Net Income Attributable to CH Energy Group		Operating Revenues		Net Income (Loss) Attributable to CH Energy Group
Electric(1)	$138,163	46%	$7,263	40%	$129,272	47%	$10,278	70%
Gas(1)	56,300	19	6,250	34	55,850	21	6,213	43
Total Central Hudson	194,463	65	13,513	74	185,122	68	16,491	113
Griffith(1)	103,911	35	4,268	24	88,950	32	2,518	17
Other Businesses and Investments	-	-	309	2	-	-	(4,428)	(30)
Total CH Energy Group	$298,374	100%	$18,090	100%	$274,072	100%	$14,581	100%

(1)
A portion of the revenues above represent amounts collected from customers for the recovery of purchased electric and natural gas costs at Central Hudson and the cost of purchased petroleum products at Griffith and therefore have no material impact on net income.  A breakout of these components is as follows:

Electric 1st Quarter 2013: 17% cost recovery revenues + 29% other revenues = 46%
Electric 1st Quarter 2012: 16% cost recovery revenues + 31% other revenues = 47%
Natural gas 1st Quarter 2013: 8% cost recovery revenues + 11% other revenues = 19%
Natural gas 1st Quarter 2012: 9% cost recovery revenues + 12% other revenues = 21%
Griffith 1st Quarter 2013: 27% commodity costs + 8% other revenues = 35%
Griffith 1st Quarter 2012: 25% commodity costs + 7% other revenues = 32%

Central Hudson

The following discussion and analysis includes explanations of significant changes in operating revenues, operating expenses, volumes delivered, other income, interest charges, and income taxes between the three months ended March 31, 2013 and 2012 for Central Hudson's regulated electric and natural gas businesses.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended March 31,		Increase/(Decrease) in
	2013	2012	Amount		Percent
Operating Revenues	$194,463	$185,122		$9,341	5.0%

Operating Expenses:			1
Purchased electricity, fuel and natural gas	73,808	69,673		4,135	5.9
Depreciation and amortization	9,955	9,468		487	5.1
Other operating expenses	81,542	73,377		8,165	11.1
Total Operating Expenses	165,305	152,518		12,787	8.4
Operating Income	29,158	32,604		(3,446)	(10.6)
Other Income, net	1,796	2,137		(341)	(16.0)
Interest Charges	7,801	7,255		546	7.5
Income before income taxes	23,153	27,486		(4,333)	(15.8)
Income Taxes	8,784	10,753		(1,969)	(18.3)
Net income	$14,369	$16,733		$(2,364)	(14.1)%

Delivery Volumes

Delivery volumes for Central Hudson vary in response to weather conditions and customer behavior.  Electric deliveries peak in the summer and deliveries of natural gas used for heating purposes peak in the winter.  Delivery volumes also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

The following chart reflects the change in the level of electric and natural gas deliveries for Central Hudson in the three months ended March 31, 2013 compared to the same period in 2012.  Deliveries of electricity and natural gas to residential and commercial customers have historically contributed the most to Central Hudson's earnings.  Industrial sales and interruptible sales have a negligible impact on earnings.  Central Hudson's delivery rate structure includes revenue decoupling mechanisms ("RDMs"), which provide the ability to record revenues equal to those forecasted in the development of current rates for most of Central Hudson's customers.  As a result, fluctuations in actual delivery volumes do not have a significant impact on Central Hudson's earnings.

Electric Deliveries
(In Gigawatt-Hours)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	March 31,		Variation in		March 31,		Variation in
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Residential	589	548	41	7%	602	586	16	3%
Commercial	479	476	3	1	480	478	2	-
Industrial and other	256	254	2	1	255	256	(1)	-
Total Deliveries	1,324	1,278	46	4%	1,337	1,320	17	1%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Natural Gas Deliveries
(In Million Cubic Feet)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended				Three Months Ended
	March 31,		Variation in		March 31,		Variation in
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Residential	2,481	2,094	387	18%	2,653	2,547	106	4%
Commercial	2,664	2,257	407	18	2,833	2,681	152	6
Industrial and other	175	148	27	18	186	177	9	5
Total Deliveries	5,320	4,499	821	18%	5,672	5,405	267	5%

(1)	Central Hudson uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.

Total electric deliveries to residential customers increased for the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of the impacts of the warmer than normal winter heating season at the beginning of 2012.  In addition, higher sales per customer for residential non-heating customers and increases in the number of customers billed favorably impacted the year-over-year variation.

Total natural gas deliveries to residential and commercial customers increased during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to the warmer than normal winter heating season at the beginning of 2012 as compared to the normal 2013 winter heating season.  The higher level of billed customers and increased sales per customer also favorably impacted the year-over-year variation in gas deliveries.

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

Change in Central Hudson Revenues - Electric
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2013	2012	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$49,144	$43,920	$5,224
Sales to others for resale	1,265	1,139	126
Other revenues with matching offsets	22,765	20,899	1,866
Subtotal	73,174	65,958	7,216

Revenues Impacting Earnings:
Customer sales	63,341	58,131	5,210
RDM and other regulatory mechanisms	(644)	2,902	(3,546)
Pole attachments and other rents	1,159	1,110	49
Finance charges	742	748	(6)
Other revenues	391	423	(32)
Subtotal	64,989	63,314	1,675

Total Electric Revenues	$138,163	$129,272	$8,891

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

Change in Central Hudson Revenues - Natural Gas
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2013	2012	(Decrease)
Revenues with Matching Expense Offsets:(1)
Energy cost adjustment	$16,472	$16,599	$(127)
Sales to others for resale	7,200	8,220	(1,020)
Other revenues with matching offsets	8,286	7,522	764
Subtotal	31,958	32,341	(383)

Revenues Impacting Earnings:
Customer sales	23,840	20,311	3,529
RDM and other regulatory mechanisms	(677)	1,945	(2,622)
Interruptible profits	646	663	(17)
Finance charges	257	267	(10)
Other revenues	276	323	(47)
Subtotal	24,342	23,509	833

Total Natural Gas Revenues	$56,300	$55,850	$450

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

Electric revenues increased for the three months ended March 31, 2013 as compared to 2012, primarily due to higher energy cost adjustment revenues, increased customer sales and higher other revenues with matching offsets, partially reduced by lower RDM revenues.  The increase in the energy cost adjustment revenues was driven by higher wholesale prices partially reduced by lower purchased volumes and a decrease in revenues for the recovery of previously deferred costs.  The higher electric revenues were also driven by increased revenue from energy deliveries, which resulted primarily from the increase in delivery rates as prescribed in the 2010 Rate Order.

Natural gas revenues increased for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to higher customer sales partially offset by the impacts of lower RDM revenue. The higher gas revenues was the result of increased revenue from energy deliveries, which resulted primarily from the increase in delivery rates as prescribed in the 2010 Rate Order.

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

Other revenues with matching offsets for both electric and natural gas increased for the three months ended March 31, 2013 as compared to the prior period in 2012.  The fluctuations were primarily driven by an increase in rates related to NYS energy efficiency programs.

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

Total utility operating expenses increased 8% in the three months ended March 31, 2013 compared to the same period in 2012.  The following table summarizes the change in operating expenses:

Change in Central Hudson Operating Expenses
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2013	2012	(Decrease)
Expenses Currently Matched to Revenues:(1)
Purchased electricity	$50,409	$45,059	$5,350
Purchased natural gas	23,672	24,819	(1,147)
Temporary State Assessment	6,163	5,760	403
Pension	5,923	7,067	(1,144)
OPEB	1,978	1,953	25
NYS energy programs	9,307	6,511	2,796
MGP site remediations	1,241	1,232	9
Other matched expenses	6,439	5,898	541
Subtotal	105,132	98,299	6,833

Other Expense Variations:
Tree trimming	4,462	3,521	941
Other distribution maintenance	1,486	1,860	(374)
Property and school taxes(2)	10,793	10,130	663
Weather related service restoration	4,497	1,439	3,058
Depreciation and amortization	9,955	9,468	487
Uncollectible expense	589	2,125	(1,536)
Purchased natural gas incentive arrangements	(273)	(205)	(68)
Cyber security incident	623	-	623
Other expenses	28,041	25,881	2,160
Subtotal	60,173	54,219	5,954
Total Operating Expenses	$165,305	$152,518	$12,787

(1)	Includes expenses that, in accordance with the 2010 Rate Order, are adjusted in the current period to equal the revenues earned for the applicable expenses.
(2)	In accordance with the 2010 Rate Order, Central Hudson is authorized to defer 90% of any difference between actual property tax expense and the amounts provided in rates for each Rate Year.

In addition to the required adjustment to match revenues collected from customers, the increase in purchased electricity costs and decrease in purchased natural gas costs for the three months ended March 31, 2013 compared to the same period in the prior year was driven primarily by changes in wholesale prices, purchased volumes and changes in deferred purchased electricity and gas costs.  The increase in purchased electricity costs was driven primarily by the impacts of higher wholesale prices partially reduced by the lower volumes and the change in revenues collected for previously deferred purchased electric.  Purchased gas costs was primarily impacted by the lower revenues collected for the recovery of previously deferred gas costs partially offset by higher volumes and higher wholesale gas prices.

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

Bad debt expense decreased in the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of lower write-offs of customer receivables and a decrease in the amount recorded as a reserve for future uncollectible accounts.  Management believes this is primarily a result of enhanced collection efforts, including increased resources, improved planning, improvements in the business processes related to its customer payment agreements and lower gas prices during the winter heating season at the end of 2012 as compared to 2011.

Weather related service restoration costs can fluctuate from year to year based on changes in the number and severity of storms each year.  In March 2013, Central Hudson recorded a $3.7 million reversal of storm costs previously deferred for future recovery following the Commission's April 22, 2013 Orders denying recovery of incremental storm costs associated with Tropical Storm Irene and October 2011 Snowfall storm.  In March 2012, Central Hudson also recorded a $1.1 million reversal of storm costs previously deferred for future recovery.  For further information regarding PSC Orders, see "Regulatory Matters – PSC Proceedings".

Expenses associated with tree-trimming increased during the three months ended March 31, 2013 as compared to 2012 primarily as a result of tree trimming that was deferred during the fourth quarter of 2012 due to the redeployment of trimming crews to assist in the restoration effort for Central Hudson as well as providing mutual aid to other neighboring utilities following Superstorm Sandy.  Trimming delayed due to the storm will be incurred prior to June 30, 2013 to meet the level of expenditures required over the three year rate plan.  In addition, to complete the first cycle of distribution line clearance by December 31, 2011 as prescribed by the rate plan and to take advantage of crew availability and favorable contract pricing, trimming efforts were shifted to the end of calendar year 2011 from the first quarter of 2012, reducing expenditures during the first quarter of 2012.

In February 2013, Central Hudson experienced a cyber incident that may have exposed certain confidential customer information to an unauthorized third party.  Central Hudson commenced an investigation immediately upon becoming aware of the possible unauthorized access and began precautionary communications to Central Hudson customers as well as to the applicable regulatory agencies.  Central Hudson has also offered credit monitoring services to the potentially impacted customers free of charge.  During the three months ended March 31, 2013, cyber security investigation costs were $0.6 million and the total financial impact of the costs associated with the communication efforts and credit monitoring services is currently estimated to be approximately $0.8 million.

Other Income

Other income and deductions for Central Hudson for the three months ended March 31, 2013 compared to the same period in 2012 decreased $0.3 million primarily as a result of the reversal of $3.7 million of previously deferred storm costs associated with Tropical Storm Irene and the October 2011 Snowfall storm following the Commission's April 22, 2013 Orders.  As a result, approximately $0.3 million of regulatory carrying charges due from customers associated with the disallowed storm costs were reversed in March 2013.

Interest Charges

Central Hudson's interest charges increased $0.5 million during the three months ended March 31, 2013 compared to the same period in 2012.  This increase was the result of the higher outstanding debt balance for the three months ended March 31, 2013 as compared to the prior period and an increase in carrying charges on regulatory liabilities primarily related to an increase in the underlying reserve balance for OPEBs and the impact of the tax repair project on rate base.

Income Taxes

Income taxes for Central Hudson decreased $2.0 million for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to a decrease in pre-tax book income and R&D credits recorded in 2013 that were not in effect in the first quarter of 2012.

CH Energy Group

In addition to the impacts on Central Hudson discussed above, CH Energy Group's sales volumes, revenues and operating expenses, income taxes and other income were impacted by Griffith and the other businesses described below.  The results of Griffith and the other businesses described below exclude inter-company interest income and expense which are eliminated in consolidation.

Income Statement Variances
(Dollars In Thousands)

	Three Months Ended March 31,			Increase/(Decrease) in
	2013		2012	Amount	Percent
Operating Revenues	$298,374	1	$274,072	$24,302	8.9%
Operating Expenses:		1
Purchased electricity, fuel, natural gas and petroleum	155,337	1	139,978	15,359	11.0
Depreciation and amortization	11,187	1	10,624	563	5.3
Merger related costs	387	1	5,219	(4,832)	(92.6)
Other operating expenses	95,042	1	86,038	9,004	10.5
Total Operating Expenses	261,953	1	241,859	20,094	8.3
Operating Income	36,421	1	32,213	4,208	13.1
Other Income (Deductions), net	2,035	1	2,081	(46)	(2.2)
Interest Charges	8,345	1	7,802	543	7.0
Income before income taxes, non-controlling interest and preferred dividends of subsidiary	30,111	1	26,492	3,619	13.7
Income Taxes	11,165	1	11,669	(504)	(4.3)
Net income	18,946	1	14,823	4,123	27.8
Dividends declared on Preferred Stock of subsidiary	92		242	(150)	(62.0)
Preferred Stock Redemption Premium	764		-	764	N/A
Net income attributable to CH Energy Group	$18,090		$14,581	$3,509	24.1%

Griffith

Sales Volumes

Delivery and sales volumes for Griffith vary in response to weather conditions, changes in our customer base and customer behavior.  Deliveries of petroleum products used for heating purposes peak in the winter.  Sales also vary as customers respond to the price of the particular energy product and changes in local economic conditions.

Changes in sales volumes of petroleum products, including the impact of acquisitions, are set forth below.

Actual & Weather Normalized Deliveries
(In Thousands of Gallons)

	Actual Deliveries				Weather Normalized Deliveries(1)
	Three Months Ended March 31,		Increase / (Decrease) in		Three Months Ended March 31,		Increase / (Decrease) in
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Heating Oil:
Base company volume(2)	14,626	11,378	3,248	29%	14,846	14,710	136	1%
Acquisitions volume	566	-	566	N/A	575	-	575	N/A
Total Heating Oil	15,192	11,378	3,814	34	15,421	14,710	711	5

Motor Fuels:
Base company volume(2)	10,453	10,436	17	-	10,453	10,436	17	-
Acquisitions volume	136	-	136	N/A	136	-	136	N/A
Total Motor Fuels	10,589	10,436	153	1	10,589	10,436	153	1

Propane and Other:
Base company volume(2)	417	336	81	24	423	428	(5)	(1)
Total Propane and Other	417	336	81	24	423	428	(5)	(1)

Total:
Base company volume(2)	25,496	22,150	3,346	15	25,722	25,574	148	1
Acquisitions volume	702	-	702	N/A	711	-	711	N/A
Total	26,198	22,150	4,048	18%	26,433	25,574	859	3%

(1)	Griffith uses an internal analysis based on historical weather data to remove the estimated impacts of weather on delivery volumes.
(2)	For the purpose of this chart, "Base company" excludes any impact from acquisitions made by Griffith in 2013 and 2012.

Actual and Weather Normalized Delivery Volumes as % of Total Volumes

	Three Months Ended March 31,
	2013		2012
	Actual	Weather Normalized	Actual	Weather Normalized
Heating Oil:
Base company	56%	56%	52%	58%
Acquisitions	2%	2%	-%	-%
Motor Fuels:
Base company	39%	39%	47%	40%
Acquisitions	1%	1%	-%	-%
Propane and Other:
Base company	2%	2%	1%	2%
Total	100%	100%	100%	100%

Sales of petroleum products increased 18% in the three months ended March 31, 2013 compared to the same period in 2012 due primarily to weather that was 29% colder in the three months ended March 31, 2013, compared to the same period in 2012, as measured by heating degree days. Additionally, volume increased due to acquisitions made in 2012.

Gross Profit

A breakdown of Griffith's gross profit by product and service line for the three months ended March 31, 2013 and 2012 are illustrated below (Dollars in Thousands):

	Three Months Ended March 31,
Product and Service Line	2013		2012
Heating oil - Base company	$13,746	66%	$9,750	56%
Heating oil - Acquisitions	374	2	-	-
Motor fuels - Base company	2,603	13	2,439	14
Motor fuels - Acquisitions	29	-	-	-
Propane and Other - Base company	649	3	491	3
Service and installations - Base company	3,214	15	3,026	17
Service and installations - Acquisitions	241	1	-	-
Other - Base company	89	-	1,647	10
Total	$20,945	100%	$17,353	100%

Revenues

Change in Griffith Revenues
(In Thousands)

	Three Months Ended
	March 31,		Increase /
	2013	2012	(Decrease)
Revenues:
Heating oil(1)	$59,886	$46,064	$13,822
Heating oil - Acquisitions	2,164	-	2,164
Motor Fuels(1)	35,293	35,901	(608)
Motor Fuels - Acquisitions	457	-	457
Other(1)	1,219	2,667	(1,448)
Service Revenues(1)	4,454	4,318	136
Service Revenues - Acquisitions	438	-	438
Total	$103,911	$88,950	$14,961

(1)	These line items exclude the impact of acquisitions made by Griffith in 2013 and 2012 for the analysis which compares the three months ended March 31, 2013 to 2012.
Note: The above chart reflects revenues net of weather hedging contracts.

Revenues increased in the three months ended March 31, 2013 compared to the same period in 2012, due primarily to an increase in sales volume.

Operating Expenses

For the three months ended March 31, 2013, operating expenses increased $12.1 million, or 14%, from $84.0 million in 2012 to $96.1 million in 2013, due primarily to an increase in the cost of petroleum products of $11.2 million, or 16%, driven by an increase in sales volume.

Other operating expenses increased $0.9 million for the three months ended March 31, 2013 when compared to the same period in 2012 due primarily to higher costs associated with the increased volumes delivered in 2013 compared to 2012.

Other Businesses and Investments

Operating expenses of other businesses and investments decreased $4.8 million for the three months ended March 31, 2013 as compared to the same period in 2012 as a result of costs related to the agreement and plan of merger entered into with Fortis.  These costs relate to professional services and the increase in the cost of outstanding performance share awards under CH Energy Group's equity-based compensation plans.  Professional services totaled $0.3 million and $4.3 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in the cost of outstanding performance share awards was $0.1 million and $0.9 million, respectively, and has been recognized at the holding company as a merger-related transaction cost and not allocated to its subsidiaries.

Other income and deductions and interest charges for the balance of CH Energy Group, primarily the holding company and CHEC's investments in partnerships and other investments (other than Griffith), for the three months ended March 31, 2013 were relatively unchanged as compared to the same period in 2012.

CH Energy Group – Income Taxes

Income before taxes during the three months ended March 31, 2013 increased by $3.6 million compared to the same period in 2012.  However, income tax expense decreased $0.5 million for the three months ended March 31, 2013.  This is a result of decreased costs related to the proposed acquisition of CH Energy Group by Fortis.  Acquisition costs incurred during the three months ended March 31, 2013 and 2012 were $0.2 million and $4.3 million, respectively.  These acquisition costs included certain professional fees that are being treated as non-deductible for tax purposes.  These non-deductible transaction costs result in higher tax expense as well as higher Federal and NY State effective tax rates for each period.

CAPITAL RESOURCES AND LIQUIDITY

The growth of CH Energy Group's retained earnings in the three months ended March 31, 2013, contributed to the increase in the book value per share of its Common Stock from $34.05 at December 31, 2012, to $34.73 at March 31, 2013.  Common equity comprised 47.5% of total capital (including short-term debt) at March 31, 2013, a decrease from 48.20% at December 31, 2012.  Book value per share at March 31, 2012 was $33.97 and the common equity ratio was 46.3%.

Cash Flow Summary - CH Energy Group and Central Hudson

Changes in CH Energy Group's and Central Hudson's cash and cash equivalents resulting from operating, investing, and financing activities are summarized in the following chart (In Millions):

	CH Energy Group		Central Hudson
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Net Cash Provided By/(Used In):
Operating Activities	$(4.9)	$12.6	$(1.1)	$11.2
Investing Activities	(28.4)	(26.4)	(28.3)	(26.6)
Financing Activities	18.3	64.4	12.2	68.7
Net change for the period	(15.0)	50.6	(17.2)	53.3
Balance at beginning of period	30.5	15.3	24.3	2.5
Balance at end of period	$15.5	$65.9	$7.1	$55.8

Central Hudson's net cash used in operations was $(1.1) million for the three months ended March 31, 2013 and net cash provided by operations was $11.2 million for the three months ended March 31, 2012.  Excluding contributions to Central Hudson's pension and OPEB plans (which totaled $26.2 million and $28.2 million in the three months ended March 2013 and 2012, respectively), cash provided by sales exceeded the period's expenses and working capital needs.  Recovery of previously deferred electric and natural gas costs had a negative impact on net cash provided by operations during the first three months of 2013 compared to the positive impact in the first three months of 2012 driven by wholesale prices in the respective periods.  Costs spent for MGP remediation efforts in excess of amounts collected in rates during the three months ended March 31, 2013 negatively impacted the cash from operations compared to the three months ended March 31, 2012 when amounts collected in rates for MGP site remediation were greater than remediation costs due to the timing of project completion.

Central Hudson's net cash used in investing activities of $28.3 million and $26.6 million in the three months ended March 31, 2013 and 2012, respectively, was primarily for investments in Central Hudson's electric and natural gas transmission and distribution systems.

Central Hudson's net cash provided by financing activities was $12.1 million and $68.7 million, respectively, for the three months ended March 31, 2013 and 2012.  At the end of the first quarter of 2012, Central Hudson undertook additional short-term borrowings of $36.0 million from uncommitted lines of credit to fund the repayment of maturing notes as well as issuing $48.0 million of its Series G Medium Term Notes.  The proceeds of the sale of the additional notes were used by Central Hudson to refinance short-term borrowings in April 2012 and to redeem preferred stock.  Also, in the first three months of 2013 Central Hudson paid dividends of $5.0 million to parent CH Energy Group while comparatively, no dividends were paid in to parent the first three months of 2012.  From time to time Central Hudson borrows from its parent CH Energy Group on an intercompany demand note and for the three months ended March 31, 2012 Central Hudson borrowed $20.0 million under this program with no comparable activity in the current year.  Central Hudson redeemed $9.7 million of preferred stock in the three months ended March 31, 2013 while no preferred stock was redeemed during the same period in 2012.  Finally, CH Energy Group's financing activities in the three months ended March 2012 included final settlement costs associated with the ASR program of $3.0 million.

Capitalization – Issuance of Treasury Stock

Effective July 1, 2011, employer matching contributions to an eligible employee's Savings Incentive Plan ("SIP") account could be paid in either cash or in CH Energy Group Common Stock, and CH Energy Group chose to meet its matching obligation in Common Stock.  Since March 1, 2012, the Company has been using cash for all of its matching obligations, except for matching associated with classified employees of Central Hudson.  The classified employees will continue to receive matching contributions in CH Energy Group Common Stock.  As of March 31, 2013, 44,786 shares had been issued from treasury related to employer matching contributions, of which 3,425 shares were issued in 2013.

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

At March 31, 2013, CH Energy Group maintained a $100 million credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A. and KeyBank National Association as the participating banks. The credit facility has a term of up to three years.  The maximum borrowing amount reflects CH Energy Group's projected liquidity needs in accordance with its current business strategy.  If the participating lenders are unable to fulfill their commitments under this facility, funding may not be available as needed.

At March 31, 2013, Central Hudson maintained a $150 million committed revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, N.A., KeyBank National Association and RBS Citizens Bank, N.A. as the participating banks.  The credit facility has a term of up to five years.  If these lenders are unable to fulfill their commitments under these facilities, funding may not be available as needed.

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

On March 21, 2013, Central Hudson redeemed its two outstanding series of preferred stock.  Registered holders of 4 1/2% Cumulative Preferred Stock received $107.00 per share plus accrued and unpaid dividends to the redemption date in the amount of $1.00 per share, for a total redemption price of $108.00 per share.  Registered holders of 4.75% Cumulative Preferred Stock received $106.75 per share plus accrued and unpaid dividends to the redemption date in the amount of $1.056 per share, for a total redemption price of $107.806 per share.  The premium paid in connection with the redemption of the preferred stock was recorded as a reduction of Retained Earnings on Central Hudson's Balance Sheet and as Premium on Preferred Stock Redemption on Central Hudson's Income Statement.

For additional information related to CH Energy Group's and Central Hudson's financing program, please see Note 7 – "Short-term Borrowing Arrangements," Note 8 – "Capitalization – Common and Preferred Stock" and Note 9 – "Capitalization – Long-term Debt" to the Financial Statements of the Corporations' 10-K Annual Report.

NYSERDA

Central Hudson's outstanding Series B NYSERDA Bonds total $33.7 million at March 31, 2013.  These bonds are tax-exempt multi-modal bonds that are currently in a variable rate mode.  In its Orders, the PSC has authorized deferral accounting treatment for variations in the interest costs from these bonds.  As such, variations between the actual interest rates on these bonds and the interest rate included in the current delivery rate structure for these bonds are deferred for future recovery from or refund to customers and do not have any impact on earnings.

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

REGULATORY MATTERS – PSC PROCEEDINGS

Fortis – Central Hudson Gas & Electric Corporation Section 70 Joint Petition
(Case 12-M-0192 – Proceeding on the Joint Petition for Approval of the Acquisition of CH Energy Group, Inc. by Fortis Inc. and Related Transactions)

Background:  On April 20, 2012, CH Energy Group, Central Hudson, Fortis, FortisUS, and Cascade Acquisition Sub Inc., submitted a joint petition to the PSC for approval of the acquisition of CH Energy Group by Fortis and related transactions.  The petition describes how the acquisition of Central Hudson by Fortis will produce benefits for constituencies that include customers, employees and communities in Central Hudson's service territory as well as positive public benefits.  The petition categorizes the public benefits into three major areas: 1) FortisUS' commitments and intention to preserve and build on the existing strength of Central Hudson as a "stand-alone" company, 2) comprehensive financial protections to mitigate any potential financial risks of the merger consistent with the PSC's disposition of specific issues that have arisen in prior utility merger proceedings in New York State and 3) identifiable financial customer benefits resulting from avoidance of costs otherwise owed to customers by shareholders and cost savings made possible by the merger.  The petition includes proposals and commitments that effectively mitigate any potential risks to Central Hudson's customers from foreign holding company ownership and rate increase risk.

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

The Joint Proposal also includes various governance, corporate and financial protection conditions.  These protections include goodwill and acquisition cost conditions, credit quality and dividend restriction conditions, money pooling conditions and establishing a special class of preferred stock.  In addition, the Joint Proposal established provisions for financial transparency and reporting, affiliate transactions, cost allocations and code of conduct.  Finally, the terms of the Joint Proposal provide additional customer service protections and benefits

•	Statements in Support/Opposition to the Joint Proposal were filed February 8, 2013, with Statement Replies filed February 15, 2013.
•
Public Statement Hearings were held in Poughkeepsie and Kingston on February 21, 2013.  On April 2, 2013, the Commission issued a notice of additional Public Statement Hearings to be held in Poughkeepsie on April 17, 2013 and in Kingston on April 18, 2013.

•	The deadline for submission of public comments in the proceeding was extended to May 1, 2013 by the Commission in a notice issued March 22, 2013.
•	On April 24, 2013, the PSC issued notice that a recommended decision will be issued.

On May 3, 2013 the Recommended Decision ("RD") of the two Administrative Law Judges ("ALJs") – an advisory document – was issued by the PSC.  The RD states that, in its current form, the Joint Proposal does not meet the public interest test as required by New York State Public Service Law, Section 70, but also states that the ALJs recommend the Commission consider adopting the Joint Proposal subject to modifications that would alter the transaction's balance of risks and benefits.  In the RD, the ALJs' statements included the following regarding the current terms of the Joint Proposal in relation to the public interest:

•	Customer Benefits include:
-	Synergy savings of $9.25 million;
-	Rate mitigation of $35 million; and
-	Economic development funding of $5 million.

•	The RD's concerns include the following Residual Risks:
-	Loss of local ownership and loss of goodwill toward the company, compromising management's ability to perform its service obligations to customers.
-	Workforce uncertainty regarding job security beyond the 2-year employment commitment in the joint proposal.
-	Complications in communications and data availability required for effective regulatory oversight due to foreign ownership.
-	Lack of public confidence in the putative future benefits of the Joint Proposal.

Management believes that the concerns expressed in the RD can be resolved.

•	Briefs on exceptions to the RD are due May 17, 2013 and briefs opposing exceptions are due on May 24, 2013.
•	A PSC order regarding the Joint Proposal and closing of the merger are expected in the second quarter of 2013.

Potential Impacts:  Central Hudson believes the merger is in the public interest.  While no assurance regarding the closing can be given until a final PSC Order is issued, the Company continues to anticipate that the Commission will review and approve the merger in the second quarter of 2013 in time for the closing to occur in the second quarter of 2013.  Under the terms of the merger agreement, Fortis must close the transaction if all conditions precedent are met, including PSC approval, and a material adverse effect has not occurred.

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

Potential Impacts:  If the PSC approves any amount less than the $9.7 million reflected in the petition, Central Hudson's expenses would increase by the unapproved amount.

Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferred Incremental Costs Associated with Tropical Storm Irene
(Case 11-E-0651)
Petition of Central Hudson Gas & Electric Corporation for Commission Approval of Deferral of October 29, 2011 SnowFall Costs
(Case 12-M-0204)

Background:  On October 29, 2011, Central Hudson experienced an unusual fall storm with snow accumulations of up to 20 inches in the service territory, resulting in electric service outages to over 150,000 customers, extensive damage to the electric system and significant restoration costs.  Following Tropical Storm Irene, the October snowstorm represented the second extraordinary storm event that occurred within the rate year.  Central Hudson filed a petition with the PSC to defer for future recovery with carrying charges the $8.6 million of total incremental electric storm restoration expense.  However, because the petition requested the PSC to deviate from its prior precedents, the Company was aware that the amount the PSC granted could have been lower.  Accordingly, management deferred only the portion of the incremental costs that strictly follows Commission practice used in the Company's previous requests to defer incremental storm costs.  Approximately $3.7 million and $3.3 million of incremental restoration expense associated with this storm was expensed in 2011 and 2012, respectively, so that the return on common equity for the twelve months ending June 30, 2012 did not exceed the authorized rate of return of 10%.

Background:  In late August 2011, Central Hudson's service territory was affected by Tropical Storm Irene, disrupting service to approximately 180,000 customers.  On November 28, 2011 Central Hudson filed a petition with the PSC seeking to defer for future recovery with carrying charges for the estimated $11.4 million of incremental electric storm restoration expense above the respective rate allowance during the twelve months ended June 30, 2012.

PSC Orders:  On April 22, 2013, the Commission issued Orders approving deferral of $8.9 million and denying deferral of $3.7 million of the incremental electric storm restoration expense related to Tropical Storm Irene and the October snowstorm.  Regarding the majority of the disallowed costs, the PSC's decision stated that the Company did not meet the third prong requirement which requires the Company not being in an over earnings position.  The Commission adopted a staff recommendation to exclude ratemaking normalization adjustments for purposes of calculating authorized electric regulatory earnings, and therefore denied a portion of these petitioned deferrals based on this third prong criterion.  In addition, the PSC's Order stated that approximately $0.6 million of the costs related to Tropical Storm Irene should have been allocated to a separate storm, Tropical Storm Lee, and that this separate amount did not meet the materiality threshold for recovery.  Central Hudson expects to file a petition for reconsideration and rehearing on the PSC's April 22, 2013 Order challenging the exclusion of the Company's normalization adjustments used to measure earnings.  The petition will seek rehearing for reconsideration and recovery of $3.7 million of costs denied by the Commission for deferral accounting treatment.  The Company believes that it is entitled to fully recover all of these incremental electric storm restoration expenses; however Central Hudson cannot predict the final outcome of this proceeding.

Other PSC Proceedings

For the quarter ended March 31, 2013, there has been no significant activity related to the following proceedings:

•	Advanced Metering Infrastructure
•	The American Recovery and Reinvestment Act of 2009
•	Management Audit
•	Energy Efficiency Portfolio Standard and State Energy Planning
•	SIR Proceeding
•	Gas Expansion Case
•	AC Transmission Upgrades Proceeding
•	Moreland Commission

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

ITEM 1A – Risk Factors

RISKS RELATED TO THE PROPOSED ACQUISITION BY FORTIS, INC.

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of shares repurchased by CH Energy Group for the quarter ended March 31, 2013:

		Total Number of Shares Purchased(1)	Average Price Paid per Share(2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
January 1-31, 2013	1	-	$-		-	-
February 1-28, 2013	1	2,111	$65.10		-	-
March 1-31, 2013	1	-	$-		-	-
Total		2,111	$65.10	1	-

(1)	Consists of shares surrendered to CH Energy Group in satisfaction of tax withholdings on the vesting of restricted shares.
(2)	Value at which reacquired shares of CH Energy Group's common stock credited on the date the stock was surrendered.
(3)
On July 31, 2007, the Board of Directors authorized the repurchase of up to 2,000,000 shares or approximately 13% of CH Energy Group's outstanding common stock on that date, from time to time, over the five year period ending July 31, 2012.  Upon expiration, the repurchase program was not extended under the terms of the merger agreement.

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
Kimberly J. Wright
Controller

Dated: May 8, 2013

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